Form 10QSB
period 1997-03-27
OLYMPIC CASCADE FINANCIAL CORP
filed 1997-05-12
CIK 1023844

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 27, 1997            Commission File Number 001-12629

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                     (Exact name of registrant as specified)


         Delaware                                                36-4128138
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


            1001 Fourth Avenue, Suite 2200, Seattle, Washington 98154
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:           (206) 622-7200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X      No
                              -----     -----

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at May 12, 1997 was 1,203,930.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     March 27,     September 27,
                                                                                       1997            1996
                                                                                    (unaudited)      (audited)
                                                                                    -----------    -------------


CASH, subject to immediate withdrawal                                               $    39,000     $ 2,727,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                36,205,000      33,005,000
DEPOSITS                                                                              1,197,000         777,000
RECEIVABLES
              Brokers and dealers                                                     5,718,000         879,000
              Customers                                                              19,134,000      16,172,000
              Other                                                                     899,000         443,000
FEDERAL INCOME TAX RECEIVABLE                                                           337,000            --
SECURITIES HELD FOR RESALE, at market                                                 3,019,000       3,367,000
FIXED ASSETS, net                                                                     1,167,000         534,000
GOODWILL, net                                                                         1,261,000            --
OTHER ASSETS                                                                            118,000          51,000
                                                                                    -----------     -----------
                                                                                    $69,094,000     $57,955,000
                                                                                    ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LINE OF CREDIT                                                                      $ 3,200,000     $      --
NOTE PAYABLE SHAREHOLDERS                                                               800,000            --
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                              2,207,000       2,398,000
PAYABLES
              Brokers and dealers                                                     1,052,000          87,000
              Customers                                                              53,947,000      48,388,000
FEDERAL INCOME TAX PAYABLE                                                                 --           429,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                       407,000       1,337,000
                                                                                    -----------     -----------
                                                                                     61,613,000      52,639,000
                                                                                    -----------     -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY
              Common stock, $.02 par value, 10,000,000 shares authorized,
              1,203,913 and 845,248 shares issued and outstanding, respectively          24,000          17,000
              Additional paid-in capital                                              3,816,000       1,825,000
              Retained earnings                                                       3,641,000       3,474,000
                                                                                    -----------     -----------
                                                                                      7,481,000       5,316,000
                                                                                    -----------     -----------
                                                                                    $69,094,000     $57,955,000
                                                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For The Three Months Ended           For the Six Months Ended
                                                      ------------------------------      ------------------------------
                                                        March 27,         March 29,         March 27,         March 29,
                                                          1997              1996              1997              1996
                                                      ------------      ------------      ------------      ------------
REVENUES:
  Commissions                                         $  4,076,000      $  3,606,000      $  7,964,000      $  6,511,000
  Net dealer inventory gains                               719,000           736,000           466,000         1,461,000
  Interest and dividends                                   929,000           689,000         1,829,000         1,330,000
  Transfer fees                                            147,000           142,000           305,000           259,000
  Underwritings                                          2,026,000         2,536,000         6,806,000         2,790,000
  Advisory fees                                             10,000              --              23,000              --
  Other                                                     85,000           319,000           130,000           388,000
                                                      ------------      ------------      ------------      ------------

TOTAL REVENUES                                           7,992,000         8,028,000        17,523,000        12,739,000
                                                      ------------      ------------      ------------      ------------

EXPENSES:
  Commissions                                            4,382,000         4,747,000        10,178,000         7,312,000
  Employee compensation and benefits                     1,247,000           916,000         2,303,000         1,536,000
  Clearance fees paid to non-brokers                       198,000           220,000           329,000           411,000
  Communications                                           258,000           180,000           434,000           353,000
  Occupancy and equipment costs                            591,000           510,000         1,007,000           932,000
  Interest                                                 522,000           425,000         1,059,000           829,000
  Professional fees                                        136,000           124,000           249,000           225,000
  Taxes, licenses and registration                         258,000           116,000           509,000           200,000
  Other                                                    513,000           148,000           685,000           396,000
                                                      ------------      ------------      ------------      ------------

TOTAL EXPENSES                                           8,105,000         7,386,000        16,753,000        12,194,000
                                                      ------------      ------------      ------------      ------------

Income (loss) from operations before income taxes         (113,000)          642,000           770,000           545,000
(Provision) benefit for income taxes                        38,000          (175,000)         (262,000)         (142,000)
                                                      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                     $    (75,000)     $    467,000      $    508,000      $    403,000
                                                      ============      ============      ============      ============

EARNINGS (LOSS) PER COMMON SHARE                      $      (0.07)     $       0.58      $       0.42      $       0.50
                                                      ============      ============      ============      ============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                1,018,810           808,460         1,195,698           805,776
                                                      ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              For The Six Months Ended
                                                                            ------------------------------
                                                                            March 27, 1997  March 29, 1996
                                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $   508,000      $   403,000
   Adjustments to reconcile net income to net
   cash from operating activities
              Depreciation                                                       113,000           98,000
              Amortization                                                         4,000          155,000
   Changes in assets and liabilities
              Cash, cash equivalents and securities                           (3,340,000)      (1,613,000)
              Deposits                                                          (420,000)        (241,000)
              Receivables                                                     (8,257,000)      (1,010,000)
              Federal income taxes receivable/payable                           (766,000)          54,000
              Securities held for resale                                         488,000         (496,000)
              Goodwill and other assets                                       (1,331,000)        (247,000)
              Payables                                                         6,524,000        2,036,000
              Securities sold, but not yet purchased                            (930,000)         489,000
              Accounts payable, accrued expenses, and other liabilities         (193,000)         461,000
                                                                             -----------      -----------
                                                                              (7,600,000)          89,000
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of fixed assets                                          (746,000)        (142,000)
                                                                             -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
              Borrowings on line of credit                                     3,200,000             --
              Borrowings from shareholders                                       800,000             --
              Issuance of common stock through exercise of stock options         283,000           25,000
              Issuance of common stock in business combination                 1,375,000             --
                                                                             -----------      -----------
                                                                               5,658,000           25,000
                                                                             -----------      -----------

DECREASE IN CASH                                                              (2,688,000)         (28,000)

CASH BALANCE
              Beginning of the period                                          2,727,000          204,000
                                                                             -----------      -----------

              End of the period                                              $    39,000      $   176,000
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
              Cash paid during the period for
              Interest                                                       $ 1,059,000      $   829,000
                                                                             ===========      ===========
              Income tax                                                     $ 1,028,000      $   121,000
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
              Deferred cost and issuable common stock                        $    --          $   105,000
                                                                             ===========      ===========


   The accompanying notes are an integral part of these financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 27, 1997 AND MARCH 29, 1996


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Olympic Cascade Financial Corporation ("Olympic"), a Delaware holding company, and its wholly-owned subsidiaries, National Securities Corporation ("National") and L.H. Friend, Weinress, Frankson & Presson, Inc ("Friend") (collectively "the Company"). National operates as a registered securities broker-dealer and provides financial services and products including retail and institutional brokerage services, asset management and corporate finance activities to the general public. Similarly, Friend is a registered securities broker-dealer specializing in investment banking, institutional brokerage, research and trading activities for small to middle market companies.

         CORPORATE RESTRUCTURING - In November 1996, National shareholders approved a restructuring whereby, National shareholders exchanged their shares on a one-for-one basis for shares of Olympic resulting in National becoming a wholly-owned subsidiary of Olympic. This restructuring became effective in February 1997.

         In March 1997 the Company purchased the outstanding stock of Friend (Note 4).

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Olympic and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         ACCOUNTING METHOD - Customer securities transactions and the related commission income and commission expense are recorded on a settlement date basis. The financial condition and results of operations using the settlement date basis are not materially different from that of the trade date basis.

         The Company believes the consolidated financial statements presented herein include all adjustments necessary in order to make the financial statements not misleading.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SECURITIES HELD FOR RESALE - Securities held for resale are marked to market at month-end and the unrealized appreciation or depreciation are included in the Consolidated Statements of Operations.

         DEPRECIATION - Fixed assets are stated at cost and are depreciated over their estimated useful lives of 3 to 5 years. Depreciation is computed using straight-line and accelerated methods.

         AMORTIZATION - Goodwill is amortized using the straight-line method over 25 years.

         EARNINGS PER SHARE - Primary earnings per common share is based upon the net income for the period divided by the weighted average number of common shares and common stock equivalents outstanding during the period. If during the period there is a net loss, primary earnings per common share is based upon the net loss for the period divided by the weighted average number of shares outstanding. For the second quarter of fiscal year 1997 and 1996, the number of shares used in primary earnings per share calculation, was 1,018,810 and 808,460, respectively. For the first six months of the fiscal year 1997 and 1996, number of shares used in the primary earnings per share calculation was 1,195,698 and 805,776, respectively.

         FISCAL YEAR - The Company reports on a fifty-two or fifty three week year, ending on the last Friday in September.

         CASH AND CASH EQUIVALENTS - For the purposes of the Consolidated Statements of Cash Flows, the Company considers only cash subject to immediate withdrawal. Cash, cash equivalents and securities as discussed in Note 2 are not considered a change in cash for this purpose.

         RECLASSIFICATION - Certain balances for the quarter ended March 29, 1996 on the accompanying Consolidated Statements of Operations have been reclassified to conform to the March 27, 1997 presentation. These reclassifications have no impact on the results of operations.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES

         National is required to have cash, cash equivalents and securities segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934 and consist of:

                                         March 27,        September 27,
                                           1997               1996
                                        -----------       -----------
Restricted cash deposits                $     4,000       $      --
U.S. Treasury and GNMA securities        31,176,000        31,426,000
Reverse repurchase agreement              5,025,000         1,579,000
                                        -----------       -----------
                                        $36,205,000       $33,005,000
                                        ===========       ===========

         The United States Treasury and GNMA securities mature at various dates through July 2010 and are stated at current market values. The reverse repurchase agreements are carried at cost which approximates market value. National purchases these obligations at fixed, variable and adjustable interest rates in order to reduce its exposure to interest rate changes.

         Friend as a fully disclosed broker-dealer is not required to have cash, cash equivalents and securities segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934.


NOTE 3 - NET CAPITAL REQUIREMENTS

         National, as a registered broker-dealer is subject to the Securities and Exchange Commission's ("SEC") Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. The Company has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At March 27, 1997 and September 27, 1996, National's net capital exceeded the requirement by $2,173,000 and $3,274,000, respectively.

         Friend, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which requires that Friend maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At March 27, 1997, Friend's net capital exceeded the requirement by $773,000.

         Advances, dividend payments and other equity withdrawals from National or Friend are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to the Company.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 4 - ACQUISITIONS

         In March 1997, the Company acquired all of the outstanding stock of Friend, a Southern California based broker-dealer specializing in investment banking, institutional brokerage, research and trading activities for small to middle market companies. Friend was acquired in exchange for 250,000 restricted shares of Olympic. As part of this transaction, the former shareholders of Friend, who were entitled under the acquisition agreement to withdraw certain assets prior to closing, provided an $800,000 loan to the Company pursuant to a promissory note. The note accrued interest at an annual rate of 12%. On April 28, 1997 the Company repaid the note in full. The Company recorded this transaction under the purchase method of accounting and has recorded goodwill of $1,261,000, net of amortization, for the purchase price in excess of the net fair value of the assets acquired.


NOTE 5 - LINE OF CREDIT

         During the quarter ended March 1997, National had a revolving credit facility with a bank and could borrow up to $1,000,000, unsecured and $15,000,000, secured. Borrowings bear interest at the bank's prime rate with interest payable monthly. At March 27, 1997 National had outstanding borrowings on this line of credit of $3,200,000. At September 27, 1996 there were no outstanding borrowings. Subsequent to the quarter ended March 27, 1997, the revolving credit facility with the bank was restructured to permit borrowings up to $3,000,000 unsecured. Additionally, National may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer.


NOTE 6 - STOCKHOLDERS' EQUITY

         During fiscal year 1997, the Company issued a 5% stock dividend. The dividend was paid on February 10, 1997 to shareholders of record on January 27, 1997. All references in the accompanying financial statements to earnings per share, the number of common shares subject to options, and price per share amounts have been restated.

         During fiscal year 1997, the Company adopted a new stock option plan. In accordance with the plan, the Company authorized options to purchase for a period of five years up to 250,000 shares of common stock with exercise prices equal to at least its fair market value at the time such options are granted. The Company has issued 140,000 options to acquire shares to directors and key employees under this plan.


NOTE 7 - CONTINGENCIES

         National is a defendant in various arbitration and administrative proceedings, lawsuits and claims which arise in the normal course of business. Management believes

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


it has substantial defenses to each of the actions and also believes the final resolution of these matters will not have a material adverse impact on National's financial condition or its results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Quarter Ended March 27, 1997 Compared to Quarter Ended March 29, 1996

Except for historical information contained herein, the matters discussed in this report contain certain forward-looking information that involve risks and uncertainties that could cause results to differ materially, including changing market conditions and other risks detailed in this report, the Company's Annual Report or Form 10-KSB and other documents filed by the Company with the Securities and Exchange Commission from time to time.

During its second quarter 1997, the Company began implementation of the largest growth program in its 50 year history. In the course of restructuring, acquiring a subsidiary broker-dealer and forming a branch office, the Company incurred non-recurring, non-operating expenses.

The Company's second quarter 1997 resulted in a net loss of ($75,000) or ($.07) per share as compared with net income of $467,000 or $0.58 per share for the same period during 1996. Revenues decreased less than 1% during second quarter 1997 to $7,992,000 from $8,028,000 in 1996, however, expenses increased nearly 10% in 1997 from 1996. This increase in expenses is due to additional costs relating to the increased level of operations and new corporate structure, and certain non-recurring, non-operating expenses incurred during the quarter relating to the formation of Olympic Cascade Financial Corporation ("Olympic") as a Delaware holding company, the acquisition of another broker-dealer and the growth in brokerage operations.

In November 1996, the shareholders of National Securities Corporation ("National") approved a restructuring whereby, National shareholders exchanged their shares on a one-for-one basis for shares of Olympic resulting in National becoming a wholly-owned subsidiary of Olympic. This restructuring became effective in February 1997. In March 1997, the Company completed the acquisition of L.H. Friend, Weinress, Frankson & Presson, Inc ("Friend"), a Southern California based broker-dealer specializing in investment banking, institutional brokerage, research and trading activities for small to middle market companies. As part these transactions, the Company incurred professional fees and other indirect costs that are non-recurring, non-operating expenses.

Additionally in March 1997, National opened a branch office that added approximately 40 registered representatives. National incurred expenses related to opening this branch without the benefit of revenues.

Due to these events the Company had increased expenses of approximately $250,000 during the quarter, with little to no related revenues. These expenditures were a

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


necessary element of management's long-term goal of establishing a significant market presence in retail and institutional trading and providing financing options for small and middle sized companies.

During the quarter ended March 1997 commission revenue increased $470,000 or 13% to $4,076,000 from $3,606,000 in the quarter ended March 1996. This increase was the result of the strong securities markets, causing increased retail production generated by current registered representatives as well as the addition of approximately 40 registered representatives from the quarter ended March 1996 to the quarter ended March 1997. This increase in registered representatives is exclusive of the additional registered representatives from the new branch office. This increase in commission revenue was offset by the decrease in underwriting revenue for the quarter ended March 1997 as compared with March 1996. Underwriting revenue decreased $510,000 or 20% to $2,026,000 in 1997 from $2,536,000 in 1996. This decrease in underwriting revenue was due to the size of underwritings which National managed during each of the quarters. National managed three underwritings in each quarter, however, during the quarter ended March 1997 the amount of proceeds raised from these underwritings was approximately $17 million as compared with approximately $32 million in proceeds in the quarter ended March 1996.

Finally, other revenue was approximately $234,000 less for the quarter March 1997 as compared with March 1996. The reason for this decrease was due to the Company receiving keyman life insurance proceeds of $126,000 in March 1996. The remaining revenues by category were comparable between the two quarters.

Overall expenses increased primarily because of the items mentioned above. As part of these increases employee compensation increased approximately $331,000 to $1,247,000 in March 1997 from $916,000 in March 1996. This increase was due mainly to the acquisition of Friend and their related salaries of approximately $215,000. Interest expense increased $97,000, or 23% to $522,000 from $425,000, primarily because of increased customer deposits, on which the Company pays interest. However, this expense was more than offset by the increased interest and dividend income of $240,000, or 35% to $929,000 from $689,000. Overall, the Company recorded its largest net interest income, (interest income less interest expense), of $407,000, up $44,000 from the previous high amount of $363,000 in first quarter 1997.



             Six Months Ended March 27, 1997 Compared to Six Months
                              Ended March 29, 1996

Earnings for the first six months of fiscal 1997 totaled $508,000 or $0.42 per share versus $403,000 or $0.50 per share for the first six months of fiscal 1996. Total revenues increased 38% to $17,523,000 in fiscal 1997 from $12,739,000 in fiscal 1996. Concurrent with this increase in revenues was a 37% increase in expenses to $16,753,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



in fiscal 1997 from $12,194,000 in fiscal 1996. The majority of the increase in expenses is directly related to increase in revenues. However, the Company incurred additional non-operating expenses during the six months ended 1997 which are discussed in the quarterly comparisons above.

The most significant components of the increase in total revenues is the increase in underwriting revenue and the increase in commissions. Underwriting revenue increased $4,016,000 or 144% to $6,806,000 in 1997 from $2,790,000 in
1996. This increase was the result of National managing five underwritings which totaled more than $104 million in proceeds raised during the first six months of 1997 as compared with National managing four underwritings totaling approximately $39 million raised during the first six months of 1996. Additionally, commission revenue increased $1,453,000 or 22% to $7,964,000 in 1997 from $6,511,000 in 1996 due to increased production of approximately 40 additional registered representatives, however, the increase in commissions was offset by approximately $995,000 decrease in trading profits. The decrease in trading profits were the result of trading losses from National in the first quarter fiscal 1997. Generally, National recovers these trading losses from the traders.

Correspondingly, commission expense, the most significant expense component, increased by $2,866,000 or 39% to $10,178,000 in 1997 from $7,312,000 in 1996.
The increase in commission expense is a direct result of the increase in revenues. Commission expense as a percentage of commission related revenues (commissions, inventory gains, underwriting and advisory fees), was approximately 67% in 1997 compared with approximately 68% in 1996.

Taxes, license and registration expenses increased $309,000 to $509,000 in 1997 from $200,000 in 1996. This increase was due to increased taxes that are based on total revenues and increased registration related to the additional registered representatives, including the new branch, as discussed in the quarterly results.

The Company's financial success is greatly influenced by the strength of the securities markets. While management is optimistic that the financial markets will remain healthy, a downturn in these markets could have an adverse effect on future profitability. Management believes a market downturn may provide the opportunity to acquire additional sources of production at a reasonable cost. Management is hopeful that the investments the Company made during the last six months will allow the Company to continue to grow and improve future earnings.


Liquidity and Capital Resources

As with most financial firms, a substantial portion of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, the Company utilizes

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. Additionally, National has an unsecured operating line of credit with Seafirst Bank up to $3,000,000 and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. These borrowings are short-term and have not extended beyond a few days. The Company has no long-term cash borrowings.

National, as a registered broker-dealer is subject to the Securities and Exchange Commission's ("SEC") Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. The Company has elected to use the alternative standard method permitted by the rule. This requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At March 27, 1997 and September 27, 1996, National's net capital exceeded the requirement by $2,173,000 and $3,274,000, respectively.

Friend, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which requires that Friend maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At March 27, 1997, Friend's net capital exceeded the requirement by $773,000.

Advances, dividend payments and other equity withdrawals from National or Friend are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to the Company.

The objective of liquidity management is to ensure the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers. Cash flow from operations and earnings contribute significantly to liquidity.

National requires its Investment Executives to be responsible for substantially all of the overhead expenses associated with their sales efforts, including their office furniture, sales assistants, telephone service and supplies.

The Company believes its internally generated liquidity, together with access to external capital and debt resources, will be sufficient to satisfy existing operations. However, if the Company continues to expand its operations and acquire other businesses the Company will require additional capital.

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Whereas inflation has not had a materially adverse impact on the costs or the operations of the Company, inflation does have an effect on the Company's business. Increases in inflation are generally accompanied by increases in precious metal prices. As a result, there is investor interest in precious metal-related securities, which is a significant revenue source for the Company. At the same time, however, increases in inflation rates may be accompanied by increases in interest rates, both of which may adversely affect short-term stock prices and performance and, thereby, adversely affect the Company's performance. Additionally, as inflation increases the effect on Corporate Finance activities may change dramatically. If the interest rates rise then the demand for underwritings may decrease, however, other Corporate Financing activities may become abundant, such as financial advisory services. It is, therefore, difficult to predict the net impact of inflation on the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES




May 12, 1997                            By  /s/    Steven A. Rothstein
Date                                        ------------------------------------
                                        Steven A. Rothstein, Chairman, President
and Chief Executive Officer




May 12, 1997                            By  /s/    Robert H. Daskal
Date                                        ------------------------------------
                                        Robert H. Daskal, Senior Vice
                                        President, Chief Financial Officer
                                        and Treasurer