Form 10QSB
period 1997-06-27
OLYMPIC CASCADE FINANCIAL CORP
filed 1997-08-11
CIK 1023844

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 27, 1997             Commission File Number 001-12629

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                     (Exact name of registrant as specified)


         Delaware                                               36-4128138
------------------------------                              -------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


          1001 Fourth Avenue, Suite 2200, Seattle, Washington   98154
          --------------------------------------------------------------
               (Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code:  (206) 622-7200


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

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at August 8, 1997 was 1,375,352.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                               June 27,        September 27,
                                                                                 1997              1996
                                                                              (unaudited)        (audited)
                                                                              -----------       -----------
CASH, subject to immediate withdrawal                                         $ 1,586,000       $ 2,727,000
CASH, CASH EQUIVALENTS AND SECURITIES                                          33,769,000        33,005,000
DEPOSITS                                                                          888,000           777,000
RECEIVABLES
        Brokers and dealers                                                     3,231,000           879,000
        Customers                                                              18,466,000        16,172,000
        Other                                                                     828,000           443,000
FEDERAL INCOME TAX RECEIVABLE                                                     304,000                --
SECURITIES HELD FOR RESALE, at market                                           1,984,000         3,367,000
FIXED ASSETS, net                                                               1,426,000           534,000
GOODWILL, net                                                                   1,366,000                --
OTHER ASSETS                                                                      520,000            51,000
                                                                              -----------       -----------
                                                                              $64,368,000       $57,955,000
                                                                              ===========       ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

NOTE PAYABLE                                                                  $   913,000       $        --
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                        3,567,000         2,398,000
PAYABLES
        Brokers and dealers                                                       577,000            87,000
        Customers                                                              50,917,000        48,388,000
FEDERAL INCOME TAX PAYABLE                                                             --           429,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                 464,000         1,337,000
                                                                              -----------       -----------
                                                                               56,438,000        52,639,000
                                                                              -----------       -----------


STOCKHOLDERS' EQUITY
    Common stock, $.02 par value, 10,000,000 shares authorized,
      1,355,352 and 845,248 shares issued and outstanding, respectively            28,000            17,000
    Additional paid-in capital                                                  4,519,000         1,825,000
    Retained earnings                                                           3,383,000         3,474,000
                                                                              -----------       -----------
                                                                                7,930,000         5,316,000
                                                                              ===========       ===========
                                                                              $64,368,000       $57,955,000
                                                                              ===========       ===========




   The accompanying notes are an integral part of these financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For The Three Months Ended            For The Nine Months Ended
                                                ------------------------------       -------------------------------
                                                  June 27,          June 28,           June 27,           June 28,
                                                    1997              1996               1997               1996
                                                ------------       -----------       ------------       ------------
REVENUES:
  Commissions                                   $  4,168,000       $ 4,255,000       $ 12,132,000       $ 10,766,000
  Net dealer inventory gains                       1,857,000         1,095,000          2,323,000          2,556,000
  Interest and dividends                             953,000           743,000          2,782,000          2,073,000
  Transfer fees                                      154,000           167,000            459,000            426,000
  Underwriting fees                                3,882,000         3,470,000         10,688,000          6,377,000
  Asset management fees                               17,000                --             39,000                 --
  Other                                               98,000            81,000            229,000            469,000
                                                ------------       -----------       ------------       ------------

TOTAL REVENUES                                    11,129,000         9,811,000         28,652,000         22,667,000
                                                ------------       -----------       ------------       ------------

EXPENSES:
  Commissions                                      5,813,000         6,175,000         15,992,000         13,487,000
  Employee compensation and benefits               1,915,000         1,134,000          4,289,000          2,724,000
  Clearance fees paid to non-brokers                 255,000           152,000            584,000            555,000
  Communications                                     437,000           153,000            871,000            503,000
  Occupancy and equipment costs                      845,000           379,000          1,852,000          1,313,000
  Interest                                           581,000           447,000          1,639,000          1,276,000
  Professional fees                                  303,000           124,000            552,000            349,000
  Taxes, licenses and registration                   245,000           145,000            754,000            344,000
  Other                                              616,000           244,000          1,230,000            713,000
                                                ------------       -----------       ------------       ------------

TOTAL EXPENSES                                    11,010,000         8,953,000         27,763,000         21,264,000
                                                ------------       -----------       ------------       ------------

Income from operations before income taxes           119,000           858,000            889,000          1,403,000
Provision for income taxes                           (33,000)         (335,000)          (296,000)          (477,000)
                                                ------------       -----------       ------------       ------------

NET INCOME                                      $     86,000       $   523,000       $    593,000       $    926,000
                                                ============       ===========       ============       ============
EARNINGS PER COMMON SHARE

              Primary                           $       0.06       $      0.52       $       0.46       $       1.07
                                                ============       ===========       ============       ============
              Fully Diluted                     $       0.06       $      0.46       $       0.46       $       0.84
                                                ============       ===========       ============       ============



   The accompanying notes are an integral part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                For The Nine Months Ended
                                                                              ------------------------------
                                                                              June 27, 1997     June 28, 1996
                                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $   593,000       $   926,000
   Adjustments to reconcile net income to net
   cash from operating activities
               Depreciation                                                        190,000           112,000
               Amortization                                                         19,000           259,000
   Changes in assets and liabilities
               Cash, cash equivalents and securities                              (764,000)       (2,894,000)
               Deposits                                                           (111,000)         (232,000)
               Receivables                                                      (5,031,000)       (4,659,000)
               Federal income taxes receivable/payable                            (733,000)          254,000
               Securities held for resale                                        1,383,000          (903,000)
               Goodwill and other assets                                        (1,854,000)           31,000
               Payables                                                          3,019,000         7,021,000
               Securities sold, but not yet purchased                             (873,000)          474,000
               Accounts payable, accrued expenses and other liabilities          1,169,000         1,201,000
                                                                               -----------       -----------
                                                                                (2,993,000)        1,590,000
                                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
               Purchase of fixed assets                                         (1,082,000)         (177,000)
                                                                               -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
               Borrowings from note payable                                        913,000                --
               Issuance of common stock through exercise of stock options          646,000            65,000
               Issuance of common stock in business combination                  1,375,000                --
                                                                               -----------       -----------
                                                                                 2,934,000            65,000
                                                                               -----------       -----------

NET CHANGE IN CASH                                                              (1,141,000)        1,478,000

CASH BALANCE
               Beginning of the period                                           2,727,000           204,000
                                                                               -----------       -----------

               End of the period                                               $ 1,586,000       $ 1,682,000
                                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
               Cash paid during the period for
               Interest                                                        $ 1,639,000       $ 1,296,000
                                                                               ===========       ===========
               Income tax                                                      $ 1,028,000       $   223,000
                                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
               Deferred cost and issuable common stock                         $        --       $   210,000
                                                                               ===========       ===========



   The accompanying notes are an integral part of these financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 27, 1997 AND JUNE 28, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Olympic Cascade Financial Corporation ("Olympic"), a Delaware holding company, and its wholly-owned subsidiaries, National Securities Corporation ("National"), L.H. Friend, Weinress, Frankson & Presson, Inc. ("Friend") and WestAmerica Investment Group ("WestAmerica") (collectively "the Company"). National operates as a registered securities broker-dealer and provides financial services and products including retail and institutional brokerage services, asset management and corporate finance activities to the general public. Friend is a registered securities broker-dealer specializing in investment banking, institutional brokerage, research and trading activities for middle market companies. Similarly, WestAmerica is a registered securities broker-dealer providing primarily retail brokerage services.

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

         In June 1997 the Company purchased the outstanding stock of WestAmerica (Note 4).

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         The Company believes the consolidated financial statements presented herein include all adjustments necessary in order to make the financial statements not misleading.

         SECURITIES HELD FOR RESALE - Securities held for resale are marked to market at month-end and the unrealized appreciation or depreciation is included in the Consolidated Statements of Operations.

         DEPRECIATION - Fixed assets are stated at cost and are depreciated over their estimated useful lives of 3 to 5 years. Depreciation is computed using straight-line and accelerated methods.

         AMORTIZATION - Goodwill is amortized using the straight-line method between five and 25 years.

         EARNINGS PER SHARE - Primary earnings per common share is based upon the net income for the period divided by the weighted average number of common shares and common stock equivalents outstanding during the period. For the third quarter of fiscal years 1997 and 1996, the number of shares used in the primary earnings per share calculation, was 1,432,575 and 1,014,771, respectively. For the first nine months of the fiscal years 1997 and 1996, number of shares used in the primary earnings per share calculation was 1,277,323 and 864,257, respectively. The weighted average shares outstanding, assuming full dilution, includes common stock equivalents which would arise from the exercise of stock options and assumes that all have been converted to common shares using the treasury stock method at the beginning of the year. For the third quarter of fiscal years 1997 and 1996, the number of shares used in the fully diluted earnings per share calculation was 1,432,575 and 1,130,828, respectively. For the first nine months of fiscal years 1997 and 1996, the number of shares used in the fully diluted earnings per share calculation was 1,277,323 and 1,101,665, respectively.

         FISCAL YEAR - The Company reports on a fifty-two or fifty-three week year, ending on the last Friday in September.

         CASH AND CASH EQUIVALENTS - For the purposes of the Consolidated Statements of Cash Flows, the Company considers only cash subject to immediate withdrawal. Cash, cash equivalents and securities as discussed in Note 2 are not considered a change in cash for this purpose.

         RECLASSIFICATIONS - Certain balances for the quarter ended June 28, 1996 on the accompanying Consolidated Statements of Operations have been reclassified to conform to the June 27, 1997 presentation. These reclassifications have no impact on the results of operations.

NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES

         National is required to have cash, cash equivalents and securities segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934 and consist of:

                                                   June 27,        September 27,
                                                     1997              1996
                                                  -----------      -------------
         U.S. Treasury and GNMA securities        $31,694,000       $31,426,000
         Reverse repurchase agreements              2,075,000         1,579,000
                                                  -----------       -----------
                                                  $33,769,000       $33,005,000
                                                  ===========       ===========

         The United States Treasury and GNMA securities mature at various dates through January 2026 and are stated at current market values. The reverse repurchase agreements are carried at cost which approximates market value. National purchases these obligations at fixed, variable and adjustable interest rates in order to reduce its exposure to interest rate changes.

         Friend and WestAmerica as fully disclosed broker-dealers are not required to have cash, cash equivalents and securities segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934.


NOTE 3 - NET CAPITAL REQUIREMENTS

         National, as a registered broker-dealer is subject to the Securities and Exchange Commission's ("SEC") Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At June 27, 1997 and September 27, 1996, National's net capital exceeded the requirement by $2,216,000 and $3,274,000, respectively.

         Friend and WestAmerica, as registered broker-dealers are also subject to the SEC's Net Capital Rule 15c3-1, which requires that each company maintain a minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At June 27, 1997, Friend and WestAmerica's net capital exceeded the requirement by $553,000 and $171,000, respectively.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         Advances, dividend payments and other equity withdrawals from National, Friend or WestAmerica are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to the Company.


NOTE 4 - ACQUISITIONS

         In March 1997, the Company acquired all of the outstanding stock of Friend, a Southern California based broker-dealer specializing in investment banking, institutional brokerage, research and trading activities for middle market companies. Friend was acquired in exchange for 250,000 unregistered shares of Olympic common stock. As part of this transaction, the former shareholders of Friend, who were entitled under the acquisition agreement to withdraw certain assets prior to closing, provided an $800,000 loan to the Company pursuant to a promissory note. The note accrued interest at an annual rate of 12%. On April 28, 1997 the Company repaid the note in full. The Company recorded this transaction under the purchase method of accounting and has recorded goodwill of $1,302,000, for the purchase price and direct costs in excess of the net fair value of the assets acquired.

         In June 1997, the Company acquired all of the outstanding stock of WestAmerica, a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services. WestAmerica was acquired for $443,000 and an agreement that provides for the payment of bonus compensation to certain brokers. The Company recorded this transaction under the purchase method of accounting and has recorded goodwill of $83,000, for the purchase price and direct costs in excess of the net fair value of the assets acquired.

         Subsequent to June 27, 1997, the Company acquired all of the outstanding stock of Travis Capital, Inc. ("Travis") a Salt Lake City, Utah based broker-dealer focusing on private placement of securities for emerging and middle market companies in the U.S. and internationally. Travis was acquired in exchange for 20,000 unregistered shares of Olympic common stock.


NOTE 5 - LINE OF CREDIT

         National has a $3,000,000 revolving unsecured credit facility with a bank that bears interest at the bank's prime rate with interest payable monthly. At June 27, 1997 and September 27, 1996 there were no outstanding borrowings. Additionally, National may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 6 - NOTE PAYABLE

         On May 29, 1997 the Company executed a promissory note with an unrelated company for $1,200,000 Australian dollars. The note is to be repaid in six equal installments commencing on May 31, 1998 through October 30, 1998. The note bears annual interest at 15% with accrued interest to be repaid August 1997, November 1997 and February 1998 with the remaining interest due on each principal payment date. For the quarter ended June 27, 1997, the Company has not recorded a transaction gain or loss relating to foreign currency fluctuation as the amount is not material. At this time, the Company believes the risks associated with currency fluctuation are minimal, however, this is continuously being monitored to control the Company's exposure.


NOTE 7 - COMMITMENTS

         During fiscal year 1997 the Company entered into a consulting agreement with an unaffiliated company whereby the Company agreed to pay approximately $34,000 per month for the company to act as an independent advisor and consultant for a period of 36 months. This agreement is cancelable after the first nine months. The Company has paid and expensed the first three months and has recorded an asset and a corresponding liability related to the remaining six non-cancelable months of the agreement.

         As of June 27, 1997, the Company is committed under operating leases to future minimum lease payments as follows:

          Fiscal Year Ending
                  1997                     $  127,000
                  1998                        658,000
                  1999                        460,000
                  2000                        295,000
                  2001                        300,000
                  Thereafter                  625,000
                                           ----------
                                           $2,465,000
                                           ==========

Subsequent to June 27, 1997, Friend entered into a new office lease effective November 1, 1997. The total rent for this new lease is included in the schedule above. The Company's rent expense for the nine months ended June 27, 1997 was approximately $700,000.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - CONTINGENCIES

The Company is a defendant in various arbitration and administrative proceedings, lawsuits and claims which arise in the normal course of business. Management believes it has substantial defenses to each of the actions and also believes the final resolution of these matters will not have a material adverse impact on the Company's financial condition or its results of operations.

See Part II Item 1-Legal Proceedings for further discussion.


NOTE 9 - STOCKHOLDERS' EQUITY

         During fiscal year 1997, the Company issued two 5% stock dividends. The dividends were paid on February 10, 1997 and May 30, 1997 to shareholders of record on January 27, 1997 and May 20, 1997, respectively. All references in the accompanying financial statements to earnings per share, the number of common shares subject to options, and price per share amounts have been restated.

         During fiscal year 1997, the Company adopted a new stock option plan. In accordance with the plan, the Company authorized options to purchase for a period of five years up to 500,000 shares of common stock with exercise prices equal to at least its fair market value at the time such options are granted. As of June 27, 1997 the Company has issued 279,000 options to acquire shares to directors and key employees under this plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Quarter Ended June 27, 1997 Compared to Quarter Ended June 28, 1996

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

During its third quarter 1997, the Company continued implementation of the largest growth program in its 50 year history. In the course of restructuring, acquiring subsidiary broker-dealers and forming new branch offices, the Company incurred non-recurring, non-operating expenses. The Company is focused on maximizing the profitability of the acquisitions that have been consummated to date, while it continues to seek additional selective strategic acquisitions.

The Company's third quarter 1997 resulted in net income of $86,000 or $.06 per share as compared with net income of $523,000 or $0.46 per share for the same period during 1996. Revenues increased 13% during the third quarter 1997 to $11,129,000 from $9,811,000 in 1996, however, expenses increased nearly 23% in 1997 from 1996. This increase in expenses is due to additional costs relating to the increased level of operations and certain non-recurring, non-operating expenses incurred during the quarter relating to the acquisition of another broker-dealer and continued growth in brokerage operations.

In April 1997, National opened a new branch office in Southern California. National incurred expenses related to opening this branch office during the quarter without the benefit of revenues.

Additionally, in June 1997, the Company completed the acquisition of WestAmerica Investment Group ("WestAmerica"), a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services. As part of this transaction, the Company incurred professional fees and other indirect costs that are non-recurring, non-operating expenses.

Due to these events the Company incurred non-recurring, non-operating expenses of approximately $300,000 during the quarter, with little or no related revenues. These expenditures were a necessary element of management's long-term goal to establish a significant market presence in retail and institutional trading and to provide financing options for small and middle sized companies.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


During the quarter ended June 1997 commission revenue was comparable with June 1996. Commission revenue was $4,168,000 in 1997 as compared with $4,255,000 in 1996. Underwriting revenue increased $412,000 or 12% to $3,882,000 in 1997 from $3,470,000 in 1996. This increase in underwriting revenue was due to underwriting revenue from Friend which the Company acquired in the second quarter of 1997. Friend generated underwriting revenue of $1,315,000 for the quarter, whereas National's underwriting revenue decreased $903,000 to $2,548,000 in 1997 from $3,470,000 in 1996. National managed two underwritings in the third quarter 1997, which totaled approximately $29 million of proceeds raised, whereas in the third quarter 1996 the Company managed two underwritings which totaled approximately $40 million of proceeds raised.

Trading profits increased $762,000 or 70% to $1,857,000 in 1997 from $1,095,000 in 1996. This was due mainly to the continued strong securities market and the addition of Friend which had trading profits of $372,000 for the third quarter 1997.

As discussed above there was an overall increase in expenses due to overall increases in revenues. The two largest components of expense are commission expense and salaries and benefits expense. In the third quarter 1997 these expenses totaled $7,728,000 or a 6% increase from $7,309,000 in the third quarter 1996. Commission expense decreased $362,000 or 6% in 1997 from $6,175,000 in 1996 to $5,813,000. Commission expense as a percentage of commission related revenues (commissions, inventory gains, underwriting and asset management fees), was approximately 59% in 1997 down from approximately 70% in 1996. This is primarily due to the acquisition of Friend and WestAmerica which have a lower commission payout. Conversely, employee compensation and benefits increased $781,000 or 69% to $1,915,000 in 1997 from $1,134,000 in 1996 because certain commission salespeople with a lower payout also receive salaries, as well as the increase in management, operating and administrative salaries from the additional subsidiaries. The additional salaries from newly acquired subsidiaries totaled approximately $785,000 during the quarter ended June 1997. Interest expense increased $134,000, or 30% to $581,000 from $447,000, primarily because of increased customer deposits, on which the Company pays interest. However, this expense was more than offset by the increased interest and dividend income of $210,000, or 28% to $953,000 from $743,000.

With the additional subsidiaries the Company has acquired and the additional branch offices opened by National during the year, occupancy costs increased $466,000 or 123% to $845,000 in 1997 from $379,000 in 1996. The additional subsidiaries account for $163,000 of this increase while the growth of National has added $303,000 of increased occupancy expense.

Finally, other expenses increased $372,000 or 152% to $616,000 in 1997 from $244,000 in 1996. This relates to additional travel, printing, insurance and other general expenses. The newly acquired subsidiaries accounted for approximately $322,000 of this increase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


             Nine Months Ended June 27, 1997 Compared to Nine Months
                               Ended June 28, 1996

Earnings for the first nine months of fiscal 1997 totaled $593,000 or $0.46 per share versus $926,000 or $0.84 per share for the first nine months of fiscal 1996. Total revenues increased 26% to $28,652,000 in fiscal 1997 from $22,667,000 in fiscal 1996. Concurrent with this increase in revenues was a 31% increase in expenses to $27,763,000 in fiscal 1997 from $21,264,000 in fiscal 1996. The majority of the increase in expenses is directly related to increase in revenues. Additionally, for the nine months ended 1997 the Company incurred non-recurring, non-operating expenses of approximately $550,000 due to acquisitions, increased brokerage operations and the formation of the holding company.

The most significant components of the increase in total revenues is the increase in underwriting revenue and the increase in commissions. Underwriting revenue increased $4,311,000 or 68% to $10,688,000 in 1997 from $6,377,000 in
1996. This increase was the result of National managing seven underwritings which totaled more than $133 million in proceeds raised during the first nine months of 1997 as compared with National managing six underwritings totaling approximately $79 million in proceeds raised during the first nine months of 1996. Friend generated $1,378,000 of underwriting revenue from March 1997 through June 1997. Additionally, commission revenue increased $1,366,000 or 13% to $12,132,000 in 1997 from $10,766,000 in 1996 due to increased production resulting from approximately 40 additional registered representatives at National and the current years acquisitions.

Correspondingly, commission expense, the most significant expense component, increased by $2,505,000 or 19% to $15,992,000 in 1997 from $13,487,000 in 1996.
The increase in commission expense is a direct result of the increase in revenues. Commission expense as a percentage of commission related revenues (commissions, inventory gains, underwriting and asset management fees), was approximately 64% in 1997 compared with approximately 68% in 1996. This is primarily due to the acquisition of Friend and WestAmerica which have a lower commission payout.

As discussed in the quarterly results, employee compensation and benefits increased $1,565,000 or 57% to $4,289,000 in 1997 from $2,724,000 in 1996. This was the result of increased management, operating and administrative salaries with the addition of the newly acquired subsidiaries.

Taxes, licenses and registration expenses increased $410,000 to $754,000 in 1997 from $344,000 in 1996. This increase was due to increased taxes that are based on total

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


revenues and increased registration fees related to the additional registered representatives, including the opening of new branch offices.

The Company's financial success is greatly influenced by the strength of the securities markets. While management is optimistic that the financial markets will remain healthy, a downturn in these markets could have an adverse effect on future profitability. Management believes a market downturn may provide the opportunity to acquire additional sources of production at a reasonable cost. Management is hopeful that the investments the Company made during the current year will allow the Company to continue to grow and improve future earnings.


Liquidity and Capital Resources

As with most financial firms, a substantial portion of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving unsecured credit facility with a bank and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. These borrowings are short-term and have not extended beyond a few days. On May 29, 1997 the Company executed a promissory note with an unrelated company for $1,200,000 Australian dollars. The note is to be repaid in six equal installments commencing on May 31, 1998 through October 30, 1998. The note bears annual interest at 15% with accrued interest to be repaid August 1997, November 1997 and February 1998 with the remaining interest due on each principal payment date.


National, as a registered broker-dealer is subject to the Securities and Exchange Commission's ("SEC") Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At June 27, 1997 and September 27, 1996, National's net capital exceeded the requirement by $2,216,000 and $3,274,000, respectively.

Friend and WestAmerica, as registered broker-dealers are also subject to the SEC's Net Capital Rule 15c3-1, which requires that each company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At June 27, 1997, Friend and WestAmerica's net capital exceeded the requirement by $553,000 and $171,000, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Advances, dividend payments and other equity withdrawals from National, Friend or WestAmerica are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to the Company.

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

Whereas inflation has not had a materially adverse impact on the costs or the operations of the Company, inflation does have an effect on the Company's business. Increases in inflation rates may be accompanied by increases in interest rates, which may adversely affect short-term stock prices and, thereby, adversely affect the Company's performance. Additionally, as inflation increases the effect on corporate finance activities may change. If interest rates rise the demand for underwritings may decrease, however, other corporate financing activities may become more readily pursued, such as financial advisory services. It is, therefore, difficult to predict the net impact of inflation on the Company.

                                     PART II

ITEM 1- LEGAL PROCEEDINGS


In May 1997, Maynard Mall Realty Trust commenced a lawsuit in the Western District of Washington charging that National, Olympic and certain present and former officers and directors engaged in fraudulent conduct by, among other things, omitting material information from a proxy statement/prospectus relating to the share exchange between National and Olympic. Plaintiff, individually and derivatively, seeks monetary damages, the corporate dissolution of National and Olympic, recission of the merger between National and Olympic by which the share exchange of the two entities was effected, and the right to receive the fair value of its shares in an appraisal proceeding. Now pending is defendants' motion to dismiss all of the plaintiff's claims except for an appraisal on the ground that the plaintiff failed to plead fraud with particularity.

In June 1997, The Maxal Trust, Bruce Sturman, Kenneth Chyten and Michael Muffoletto commenced an action against the Company and National in the Central District of California (the "Sturman Action"). The plaintiffs allege the defendants' failure to purchase securities from them constitute, among other things, breach of contract, securities rule violations and fraud. They seek compensatory and punitive damages and specific performance of their alleged agreements. The defendants' motion to dismiss the Sturman Action is pending.

The Company intends to vigorously defend itself in these actions, and in any event, does not believe these actions singularly or combined would have a material adverse effect on the Company's financial statements or business operations. However, as litigation has only recently commenced, it is not possible to predict with certainty the ultimate outcome and the impact on the Company, and therefore no assurances can be given with respect thereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES




August 8, 1997                          By Steven A. Rothstein
Date                                    Steven A. Rothstein, Chairman
                                        and Chief Executive Officer




August 8, 1997                          By Robert H. Daskal
Date                                    Robert H. Daskal, Senior Vice
                                        President, Chief Financial Officer
                                        and Treasurer