Form 10-K405
period 1997-09-26
OLYMPIC CASCADE FINANCIAL CORP
filed 1997-12-24
CIK 1023844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                    Commission File No.  001-12629
   September 26, 1997                                            -----------
   ------------------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      -------------------------------------
             (Exact Name of Registrant as specified in its charter)

           DELAWARE                                         36-4128138
 -------------------------------                       -------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

1001 Fourth Avenue, Suite 2200, Seattle, WA                    98154
-------------------------------------------                 ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (206) 622-7200

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                           Common stock $.02 par value
                           ---------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                Yes   X       No
                                    -----        -----

As of December 1, 1997, 1,018,456 shares of the Company's common stock were held by non-affiliates, having an aggregate market value of $5,092,000.

Number of common shares outstanding as of December 1, 1997 was 1,444,205 at a par value of $.02.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT CONTAIN CERTAIN FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY, INCLUDING CHANGING MARKET CONDITIONS AND OTHER RISKS DETAILED IN THIS ANNUAL REPORT OR FORM 10-K AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

Olympic Cascade Financial Corporation ("Olympic" or the "Company") is a diversified financial services organization, operating through its four wholly owned subsidiaries, National Securities Corporation ("National"), L. H. Friend, Weinress, Frankson & Presson, Inc. ("Friend"), WestAmerica Investment Group ("WestAmerica") and Travis Capital, Inc. ("Travis"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies through institutional research and sales and investment banking services for both public offerings and private placements, and also provides retail brokerage and trade clearance operations.

In November 1996, the shareholders of National approved a restructuring whereby, National's shareholders exchanged their shares on a one-for-one basis for shares of Olympic resulting in National becoming a wholly owned subsidiary of Olympic. This restructuring became effective in February 1997, accordingly, Olympic is the successor Registrant to National.

In March 1997, the Company acquired all of the outstanding stock of Friend, a Southern California based broker-dealer specializing in investment banking, institutional brokerage, research and trading activities for middle market companies. Friend was acquired in exchange for 250,000 unregistered shares of Olympic common stock.

In June 1997, the Company acquired all of the outstanding stock of WestAmerica, a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services. WestAmerica was acquired for $443,000 in cash and an agreement that provides for the payment of bonus compensation to certain brokers.

In July 1997, the Company acquired all of the outstanding stock of Travis, a Salt Lake City, Utah based broker-dealer focusing on private placement of securities for emerging and middle market companies in the U.S. and internationally. Travis was acquired in exchange for 20,000 unregistered shares of Olympic common stock.

National conducts a national securities brokerage business through its main office in Seattle, Washington and in 35 other offices located in 17 states. Its business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. National concentrates upon retail brokerage with an emphasis on personalized service. National's executive office, which is also its largest sales office, is located in Seattle, Washington. The majority of National's transactions with the public involves solicited trades and approximately 70% of these involve sales of securities to customers.

Friend is a registered securities broker-dealer specializing in investment banking, institutional brokerage, research and trading activities for middle market companies. Friend has its main office in Irvine, California and a branch office in Century City, California.

WestAmerica, based in Scottsdale, Arizona is a registered securities broker-dealer providing primarily retail brokerage operations. The majority of WestAmerica's transactions with the public involves solicited trades with 80% involving sales of securities to customers.

Travis, based in Salt Lake City, Utah is a registered broker-dealer specializing in private placement of securities for emerging and middle market companies in the U.S. and internationally.

The Company's plan is the concept of growth using the currency and liquidity of this public vehicle to purchase and roll-up complementary businesses. Management believes that consolidation within the industry is inevitable. Concerns attributable to the longevity of the current bull market help explain the increasing number of acquisition opportunities continuously introduced to the Company. The Company is focused on maximizing the profitability of the acquisitions that have been consummated to date, while it continues to seek additional selective strategic acquisitions.

BROKERAGE SERVICES

Brokerage services to retail clients are provided through the Company's sales force of investment executives at National and WestAmerica.

NATIONAL SECURITIES CORPORATION

National is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and licensed in 50 states, the District of Columbia and Puerto Rico. National is also a member of the National Association of Securities Dealers, Inc. ("NASD"), the Municipal Securities Rulemaking Board ("MSRB") the Securities Investor Protection Corporation ("SIPC"), and the Chicago Stock Exchange ("CSE").

National is organized to meet the needs of its investment executives and their clients. To foster individual service, flexibility and efficiency, and to reduce fixed costs, investment executives at National act as independent contractors responsible for providing their own office facilities, sales assistants, telephone service, supplies and other items of overhead. Investment executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to supervisory procedures. In addition, investment executives have direct access to research materials, management, traders, and all levels of support personnel.

It is not National's policy to recommend particular securities to customers. Recommendations to customers are determined by individual investment executives based upon their own research and analysis, and subject to applicable NASD customer suitability standards. Most investment executives perform fundamental (as opposed to technical) analysis. Solicitations may be by telephone, seminars or newsletters. Investment executives may request trading to acquire an inventory position to facilitate sales to customers (subject to the investment executive's own risk). Supervisory personnel review trading activity from inventory positions to ensure compliance with applicable standards of conduct.

Salespersons in the brokerage industry are traditionally compensated on the basis of set percentages of total commissions and mark-ups generated. Most brokerage firms bear substantially all of the costs of maintaining their sales forces, including providing office space, sales assistants, telephone service and supplies. The average commission paid to the salespersons in the brokerage industry generally ranges from 30% to 40% of total commissions generated.

Since National requires most of its investment executives to absorb their own overhead and expenses, it is able to pay an average of 70% of commissions and mark-ups generated by the investment executive. This arrangement also reduces fixed costs and lowers risk of operational losses for non-production.

National's operations include execution of orders, processing of transactions, receipt, identification and delivery of funds and securities, custody of customer securities, internal financial controls and compliance with regulatory and legal requirements.

National's data processing is supplied by an independent vendor on a time-sharing basis to process orders, reports, confirmations and statements as well as to maintain the general ledger and files of customers, and other market data. National owns other computers which are used for investment executive payroll and telephone cost allocation, including word processing and other office applications.

National clears approximately 90% of its own securities transactions and posts its books and records daily, with the remaining 10% of the transactions clearing through Bear Stearns Securities Corporation. Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions. Operations personnel monitor compliance with applicable laws, rules and regulations.

WESTAMERICA INVESTMENT GROUP

WestAmerica is registered as a broker-dealer with the SEC and licensed in 36 states and the District of Columbia. WestAmerica is also a member of the NASD, the MSRB and the SIPC. WestAmerica, offers traditional securities brokerage and financial planning business and fee based investment management business to its retail clients.

Unlike National, the majority of WestAmerica's investment executives are employees. As such the average commission payout is approximately 20-30% lower than National's commission payout of approximately 70%. Since the commission payout is much lower WestAmerica provides office space, equipment, supplies and other resources for its investment executives.

WestAmerica operates pursuant to the exemptive provisions of SEC
Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

WestAmerica has a clearing arrangement with Correspondent Services Corporation ("CSC"), a wholly owned subsidiary of PaineWebber Incorporated. CSC provides WestAmerica with back office support, transaction processing services on all principal national securities exchanges and access to many other financial services and products. This agreement with CSC allows WestAmerica to offer a range of products and services that is generally offered only by firms that are larger or have more capital.

INVESTMENT BANKING

The Company through its subsidiaries National, Friend and Travis provide investment banking, research and institutional sales

NATIONAL SECURITIES CORPORATION

National provides corporate finance and investment banking services, including underwriting the sale of securities to the public and arranging for the private placement of securities with investors. National is expanding its corporate finance operations to provide a broader range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. National has underwritten both equity securities and convertible corporate bonds as initial or secondary public offerings.

National will manage, underwrite and sell shares of each underwriting. National collects fees from the underwriting proceeds for providing these services, including non-accountable expenses. Additionally, National participates as an underwriter in the syndicate group of other underwritings which it does not manage. All of these activities require a substantial commitment of capital and expose National to additional risk. Accordingly, National maintains a commitment committee that reviews every proposed underwriting and must approve each underwriting in order for it to proceed. Additionally, such activities are periodically reviewed by members of the Board of Directors.

National's corporate finance department is headquartered in Chicago, Illinois. This office includes investment executives, investment bankers and employees. The office and the corporate finance department is under the direction of the Company's Chairman Steven A. Rothstein.

L. H. FRIEND, WEINRESS, FRANKSON & PRESSON, INC.

Friend is registered as a broker-dealer with the SEC and licensed in nine states. Friend is also a member of the NASD, the MSRB and the SIPC. Friend provides corporate finance services to middle market companies including underwriting the sale of securities both publicly and privately, institutional sales, merger and acquisition services, advisory services and investment research.

Friend will co-manage, underwrite and sell shares of each underwriting. Additionally, Friend participates as an underwriter in the syndicate group of other underwritings which it does not manage. Friend markets its research to a variety of institutional investors including pension funds, mutual funds, insurance companies and other investment managers located throughout the United States and Europe.

Friend operates pursuant to the exemptive provisions of SEC
Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

Friend's corporate finance department is headquartered in Irvine, California. This office includes investment bankers, research analysts and institutional brokers. Additionally, Friend has an institutional sales and research office in Chicago, Illinois. Friend's institutional trades are cleared through Bear Stearns Securities Corporation.

TRAVIS CAPITAL, INC.

Travis is registered as a broker-dealer with the SEC and licensed in Utah. Travis is also a member of the NASD and the SIPC. Travis' business focus is on private placements for emerging and middle market companies in the United States and internationally. Funding for these placements is arranged principally with institutions and other accredited investors. Additionally, Travis provides merger and acquisition related services.

Travis operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k) and does not carry customer accounts, hold customer funds or securities, or owe money or securities to customers.

PRINCIPAL AND AGENCY TRANSACTIONS

The Company buys and maintains inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to customers through National and Friend. The Company also maintains inventories in corporate and municipal debt securities for sale to customers.

At National a staff of seven traders and assistants at its Seattle headquarters, and three traders and assistants in its Spokane, Washington office, manage an inventory of securities, and conduct market-making activities. As of September 26, 1997, National made a market in approximately 114 equity securities, the majority of which are quoted on the NASDAQ system. This includes all companies for which National managed or co-managed a public offering.

With a staff of four traders and assistants, Friend manages an inventory of securities and conducts market making activities. As of September 26, 1997, Friend made a market in approximately 22 equity securities, the majority of which are quoted on the NASDAQ system, including companies for which Friend co-managed a public offering.

The Company's trading departments require a substantial commitment of capital. Most principal transactions place the Company's capital at risk. Profits and losses are dependent upon the skill of the traders, price movement, trading activity and the size of inventories. Because the Company's trading activities occasionally may involve speculative and thinly capitalized stock, including stabilizing the market for securities which it has underwritten, the Company imposes position limits to reduce its potential for loss.

In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell or purchase from customers at a price which is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. The Company's mark-ups, mark-downs and commissions are competitive based on the services it provides to its customers.

In executing customers' orders to buy or sell listed and over-the-counter securities in which it does not make a market, the Company generally acts as agent and charges commissions which the Company believes are competitive based on the services the Company provides to its customers.

SUPERVISION

The Securities Exchange Act of 1934, as amended, and the NASD Conduct Rules require the Company's subsidiaries to supervise the activities of its investment executives. As part of providing such supervision, the subsidiaries maintain an Operations and Procedures Manual. Compliance personnel conduct inspections of branch offices no less frequently than annually to review compliance with the Company's procedures. A registered principal provides continuous supervision at each of the Company's larger offices. The other offices (averaging two investment executives per office) are not required by NASD rules to have a registered principal on site and are therefore supervised by registered principals of the subsidiaries. Traders and other personnel review each investment executive's order tickets to ensure compliance with the NASD Conduct Rules including mark-up guidelines.

EMPLOYEES

As of September 26, 1997, the Company and its subsidiaries had approximately 185 employees and 250 independent contractors. Of these totals, approximately 360 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company's obligations for federal and state withholding, unemployment and social security taxes. The Company's independent contractor arrangements conform with accepted industry practice and therefore the Company does not believe there is a material risk of an adverse determination from the tax authorities which would have a significant effect on the Company's ability to recruit and retain investment executives, or on the Company's current operations and financial results of operations. No employees are covered by collective bargaining agreements and the Company believes its relations are good with both its employees and independent contractors.

COMPETITION

The Company is engaged in a highly competitive business. With respect to one or more aspects of its business, its competitors include member organizations of the New York Stock Exchange, Inc. and other registered securities exchanges in the United States and Canada, and members of the NASD. Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition as well as companies which provide electronic on-line trading. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries.


ITEM 2 - PROPERTIES

The Company owns no real property. Its corporate headquarters are shared with National in leased space in Seattle, Washington and Chicago, Illinois. Additionally, through its subsidiaries, the Company leases office space in Century City and Irvine, California, Scottsdale, Arizona, Spokane, Washington and Salt Lake City, Utah. The branch offices which are run by independent contractors are leased by those contractors.

Leases expire at various times through October 2003. The Company believes the rent at each of its locations is at current market rates. At current production levels, the Company believes its leased space is suitable and adequate, however, increased activity could require additional space to be leased.

ITEM 3 - LEGAL PROCEEDINGS

1. THE MAXAL TRUST, ET AL. V. NATIONAL SECURITIES CORPORATION ET AL., United States District Court, Central District of California, Case No. CV-97-4392 ABC (Shx). In April 1997, the plaintiffs brought action against the Company and its subsidiary National, alleging National breached an agreement to purchase their shares of Interact Medical Technologies Corp. ("Interact"). The plaintiffs alleged claims under section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, for common law fraud and misrepresentation, for breach of express and implied contract, and for negligence and are seeking damages in excess of $4,000,000.

     The Company and National moved to dismiss the plaintiffs' claims on various grounds, and the plaintiffs moved for partial summary judgment on their claims of breach of contract. In late October 1997 the Court (i) dismissed all of plaintiffs' claims against the Company; (ii) dismissed plaintiffs' Securities law claims against National; and (iii) denied plaintiffs' motion entirely. Consequently, the case is proceeding against National on theories of common law fraud, misrepresentation, breach of contract and negligence.

     National denies all liability to the plaintiffs and believes it has meritorious defenses to plaintiffs' claims. National presently intends to continue its vigorous defense of this action.

2. MAYNARD MALL REALTY TRUST V. NATIONAL SECURITIES CORPORATION, ET AL., United States District Court, Western District of Washington, Case No. 97-CV-00967. In May 1997, the plaintiffs brought action against the Company, its subsidiary National, and several officers and directors of the Company and National, originally alleging fraud, breach of fiduciary duties and state securities law violations in connection with the share exchange between the Company and National (the "Share Exchange") and otherwise. The plaintiff, prosecuting the case both individually and derivatively, seeks monetary damages, corporate dissolution of the Company and National, recission of the Share Exchange, and the fair value of its shares in an appraisal proceeding. In an amended pleading, plaintiff dropped all allegations of fraud and the claim for recission of the Share Exchange, and alleged that the defendants breached fiduciary duties by, among other things, secretly receiving excessive and otherwise inappropriate overrides and other compensation, and that defendants traded in the Company's stock with knowledge of material, non-public information. The second amended complaint also alleges that the proxy statement underlying the Share Exchange wrongly failed to disclose that shareholders' rights would be governed by Delaware, and not Washington law, and that the plaintiff was wrongly denied access to the Company's books and records.

     National denies all liability to the plaintiffs and believes it has meritorious defenses to plaintiffs' claims. National presently intends to continue its vigorous defense of this action as well.

3. CASULL ARMS CORPORATION V. NATIONAL SECURITIES CORP. AND ROBERT A. SHUEY, III., United States District Court, District of Wyoming, 97CV-229B. In October 1997, plaintiffs served National with a complaint alleging National and a former National representative, Robert A. Shuey, III. ("Shuey"), breached a contract and committed various torts by failing to perform an alleged promise to raise capital for plaintiff through an initial public offering of stock. The plaintiff sought not less than $8.5 million in actual damages and not less than $42.5 million in punitive damages. National negotiated an agreement whereby applicable statutes of limitations would be tolled through calendar 1997 and all claims against it would be dismissed. On November 4, 1997, all claims against National were dismissed without prejudice.

     In the event plaintiffs' claims against it are renewed, National believes it has meritorious defenses to plaintiffs' claims, and further believes it is not legally responsible for any alleged conduct of Shuey. If this lawsuit is again raised, National presently intends to vigorously contest liability.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 -  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The Company's initial public offering of its common stock was completed in September 1986. From the initial offering to June 22, 1987, the Company's common stock was traded over-the-counter and was not quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Effective June 23, 1987, the Company's common stock became eligible to list on NASDAQ. The Company's common stock trades on the NASDAQ Small-Cap Market using the symbol NATS. As of September 26, 1997, the Company had approximately 400 shareholders of record. This amount includes those shareholders holding stock in street name and trust accounts. Currently, there are five market makers in the Company's stock, including National.

Delaware law authorizes the Board of Directors to declare and pay dividends with respect to the Company's common stock either out of its surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless the Company's capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. As of this time, no shareholder holds preferential rights in liquidation. The Company has never declared a cash dividend, and does not presently foresee declaring one in the coming fiscal year. The Company did, however, declare 5% stock dividends for all shareholders of record on June 4, 1996, September 5, 1996, January 27, 1997, May 20, 1997 and August 29, 1997. Additionally, the Company declared a 5% stock dividend for all shareholders of record on December 8, 1997.

ITEM 5 -  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS  (CONTINUED)

High and low bid quotations from September 30, 1995 to September 26, 1997 have been obtained from NASDAQ. The range of market prices for each quarter of fiscal years ended September 26, 1997 and September 27, 1996 are as follows:

Period                                          High           Low
------                                          ----           ---

September 28, 1996/December 31, 1996            $8.75          $7.00
January 1, 1997/March 27, 1997                  $9.50          $6.50
March 28, 1997/June 27, 1997                    $8.25          $4.75
June 28, 1997/September 26, 1997                $6.50          $4.75

September 30, 1995/December 29, 1995            $4.88          $3.25
December 30, 1995/March 29, 1996                $4.62          $3.76
March 30, 1996/June 28, 1996                    $7.88          $4.13
June 29, 1996/September 27, 1996                $9.25          $6.50


These past stock prices have not been adjusted for the recent stock dividends. The closing bid of the Company's common stock on December 1, 1997 as reported on the NASDAQ Small Cap Market was $5.00 per share.


ITEM 6 - SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 1997, 1996, 1995, 1994 and 1993. This information has been derived from, and should be read in conjunction with, the audited financial statements which appear elsewhere in this report. All information is expressed in thousands of dollars except per share information.



                                                            Fiscal Year
                              ---------------------------------------------------------------------
                                 1997           1996           1995           1994          1993
                              ----------     ----------     ----------     ----------     ---------
Net revenues                  $   39,994     $   34,899     $   14,275     $   11,487     $  11,438

Net income after tax                 101          1,735            257            510           680

Net income per common share         0.07           1.45           0.32           0.64          0.77

Total assets                      63,774         57,955         41,891         18,627        18,259

Long-term obligations                  -              -              -              -            79

Subordinated debt                      -              -              -              -           200

Stockholders' equity               7,604          5,316          3,180          2,509         1,936

Cash dividends                         -              -              -              -        -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT CONTAIN CERTAIN FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY, INCLUDING CHANGING MARKET CONDITIONS AND OTHER RISKS DETAILED IN THIS ANNUAL REPORT OR FORM 10-K AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

During its fiscal year 1997, the Company continued implementation of the largest growth program in its 50-year history. In the course of restructuring, acquiring subsidiary broker-dealers and forming new branch offices, the Company incurred certain non-recurring, non-operating expenses.

The Company's plan is the concept of growth using the currency and liquidity of this public vehicle to purchase and roll-up complementary businesses. Management believes that consolidation within the industry is inevitable. Concerns attributable to the longevity of the current bull market help explain the increasing number of acquisition opportunities continuously introduced to the Company. The Company is focused on maximizing the profitability of the acquisitions that have been consummated to date, while it continues to seek additional selective strategic acquisitions.

As of fiscal year ended September 26, 1997, total assets were $63,774,000, and stockholders' equity was $7,604,000, compared to total assets of $57,955,000 and stockholders' equity of $5,316,000 as of September 27, 1996. This represents a 10% increase in total assets and a 43% increase in stockholders' equity during the 12-month period.

The Company's fiscal year 1997 resulted in net income of $101,000 or $.07 per share fully diluted as compared with net income of $1,735,000 or $1.45 per share fully diluted for 1996. Revenues increased 15% in 1997 to $39,994,000 from $34,899,000 in 1996, however, expenses increased nearly 23% during the same period. This increase in expenses is due to additional costs relating to the increased level of operations and certain non-recurring, non-operating expenses incurred relating to the corporate restructuring, the acquisition of three broker-dealers, the addition of two significant branch offices, and continued growth in brokerage operations (discussed below).

In November 1996, the shareholders of National approved a restructuring whereby, National shareholders exchanged their shares on a one-for-one basis for shares of Olympic resulting in National becoming a wholly owned subsidiary of Olympic.

In March 1997, the Company acquired Friend, a Southern California based broker-dealer specializing in investment banking, institutional brokerage, research and trading activities for middle market companies.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS  (Continued)

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996  (Continued)

In June 1997, the Company completed the acquisition of WestAmerica, a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services.

In July 1997, the Company acquired Travis, a Salt Lake City, Utah based broker-dealer focusing on private placement of securities of emerging and middle market companies.

National added two significant branch offices in 1997. In March, National opened a branch office in Melville, New York and in April, National opened a branch office in Southern California. These two branches have added approximately 60 registered representatives.

Due to these events the Company incurred non-recurring, non-operating expenses of approximately $900,000 during the year. These expenditures were a necessary element of management's long-term goal to establish a significant market presence in retail and institutional trading and to provide financing options for small and mid-sized companies.

During fiscal year 1997 commission revenue increased $3,006,000 or 21% to $17,496,000 from $14,490,000 in 1996. National, Friend and WestAmerica were equally responsible for the increase in commission revenue. Inventory gains increased $1,531,000 or 47% to $4,782,000 from $3,251,000. This increase was primarily due to the acquisition of Friend, which accounted for $1,072,000 of the gain.

Underwriting revenue decreased $354,000 or 3% to $12,837,000 in 1997 from $13,191,000 in 1996. National's underwriting revenue decrease of $2,885,000 to $10,306,000 in 1997 from $13,191,000 in 1996 was substantially offset by Friend's $2,452,000 of underwriting revenue. Although National managed eight underwritings in 1997, which totaled approximately $161 million of gross proceeds raised, whereas in 1996 National managed 12 underwritings, which totaled approximately $150 million of gross proceeds raised, net underwriting revenues decreased due to lower percentage payouts for commissions and fees in 1997 compared to 1996.

In October 1997, National gave notice to Ray Dirks Research, a New York branch office, that it wished to sever its relationship. It is anticipated that Ray Dirks Research will no longer be an office of National effective by the end of December 1997. This will negatively impact National's underwriting revenues and net income in fiscal 1998, however, the Company is currently implementing plans to replace both these revenues and net income as the current year progresses.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS  (Continued)

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996  (Continued)

The overall increase in expenses was due in large part to increases in revenues. The two largest components of expense are (i) commission expense and (ii) salaries and benefits expense, both of which vary directly with securities related revenue. In the 1997 these expenses totaled $28,381,000 or a 12% increase from $25,436,000 in 1996. Commission expense increased $781,000 or 4% in 1997 from $21,236,000 in 1996 to $22,017,000. Commission expense as a percentage of commission related revenues (commissions, inventory gains and underwriting fees), was approximately 63% in 1997 down from approximately 69% in 1996. This is primarily due to the acquisition of Friend and WestAmerica, which have a lower commission payout than National. Conversely, employee compensation and benefits increased $2,164,000 or 52% to $6,364,000 in 1997 from $4,200,000 in 1996 because certain commission salespeople with a lower payout also receive salaries, as well as the increase in management, operating and administrative salaries for Olympic and the additional subsidiaries. The additional salaries for Olympic and the newly acquired subsidiaries totaled approximately $2,132,000 in 1997.

Interest expense increased $459,000 in 1997, or 25% to $2,265,000 from $1,806,000, primarily because of increased customer deposits, on which the Company pays interest. However, this expense was more than offset by the increased interest income of $854,000, or 29% to $3,775,000 from $2,921,000. The Company realized record levels of net interest income (interest income less interest expense) of $1,510,000 in 1997, a 35% increase from the prior record levels reached a year earlier. The Company earns the majority of this interest through National from its investments in U.S. Government obligations and U.S. Government agency obligations and interest received on customer margin debits. National earns a spread between what it pays customers on free credit balances and what it earns investing these balances. As a result of this spread, as the overall customer debits and credits increase, the Company is able to earn more interest income.

With the additional subsidiaries the Company has acquired, and the additional branch offices opened by National during the year, communications and occupancy expenses have increased $1,974,000 or 81% to $4,426,000 in 1997 from $2,452,000 in 1996.

Clearing expenses increased $279,000 or 41% in 1997. These increases are attributable to Friend and WestAmerica, which combined, accounted for $354,000 of clearing expenses, offset by a decrease in National's clearing expenses of $75,000.

Finally, other expenses increased $1,351,000 or 142% to $2,300,000 in 1997 from $949,000 in 1996. The largest components include an increase in travel of $630,000, an increase in printing of $100,000 and an increase in insurance of $190,000. These increases are attributable to the Company's growth.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS  (Continued)

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996  (Continued)

The Company's financial success is greatly influenced by the strength of the securities markets. During fiscal 1997, the securities markets continued to be strong, although there was some weaknesses experienced in the market for initial public offerings. While management is optimistic that the financial markets will remain healthy, a downturn in these markets would have an adverse effect on future profitability. Management believes a market downturn may provide the opportunity to acquire additional sources of production at a reasonable cost. Management is hopeful that the operational investments it made during the last fiscal year will allow the Company to weather any downturn and make potential acquisitions accretive to future earnings.

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

The Company's fiscal year 1996 exhibited an exceptional increase in revenues and net income as compared to the prior year. Net income grew to $1,735,000 from $257,000 in 1995, an increase of 575%, while fully diluted earnings per share grew to $1.45 in 1996 from $0.32 in 1995. Revenues increased $20,624,000, or 144% to a record $34,899,000 from $14,275,000. The increase in earnings was largely the result of increased underwriting activity and increased commission production from additional investment executives.

Revenues earned on commissions and trading inventory gains increased to $17,741,000 from $11,631,000 or 53%. These increases were due to favorable market conditions and the production by additional investment executives hired during the fiscal year.

Revenues earned on underwritings had the most significant impact on the overall increase in revenues. Because the Company began its corporate finance department in the fourth quarter of 1995, related revenues for fiscal 1995 were minimal. However, during fiscal 1996, the Company managed or co-managed 12 underwritings which generated the majority of this revenue. These underwritings ranged in size from $3,000,000 of proceeds to over $40,000,000. The fee revenue and concessions generated from underwritings aggregated to $13,191,000 in 1996, up 3265% from 1995 revenues and concessions of $392,000.

Interest and dividend income increased $1,311,000 or 81% from $1,610,000 in 1995 to $2,921,000 in 1996. The Company realized net interest income (interest income less interest expense) of $1,115,000 in 1996, almost doubling the previous high of $564,000 in 1995. The Company earns the majority of this interest from its investments in U.S. Government obligations and U.S. Government agency obligations and interest received on customer margin debits. The Company earns a spread between what it pays customers on free credit balances and what it earns investing these balances. As a result of this spread, as the overall customer debits and credits increase, the Company is able to earn more interest income. Correspondingly, combined customer debits and credits increased $14,639,000 to $64,560,000 in 1996, or 29%, from $49,921,000 in 1995.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS  (Continued)

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995  (Continued)

As anticipated overall expenses increased dramatically. Total expenses increased $18,464,000 from $13,892,000 in fiscal 1995 to $32,356,000 in fiscal
1996 or approximately 133%. The majority of the increase in expenses both in dollars and as a percent was commission expense.

The Company pays commissions on brokerage transactions as well as on the fees earned on underwritings. Commission expense amounted to $21,236,000 in 1996, up $13,472,000 or 174%, from $7,764,000 in 1995. The Company's commission payout as a percentage of commission generated revenue (this includes commission revenue, net dealer inventory gains and underwriting revenue) grew to approximately 69% in 1996, or 4%, from approximately 65% in 1995. The Company's pay out varies with the type of product or transaction involved, and therefore, this percentage increased as more mutual fund purchases and underwritings (transactions with generally higher commission payouts) were processed.

LIQUIDITY AND CAPITAL RESOURCES

As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash.
These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving unsecured credit facility with Seafirst Bank and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. These borrowings are short-term and have not extended beyond a few days. Although at times National has not satisfied and may not in the future satisfy a minor loan covenant, the bank has continued to provide all necessary borrowings. At September 26, 1997 there were no borrowings outstanding.

On September 16, 1997 the Company executed a promissory note with Seafirst Bank for $900,000. The proceeds of this loan were used to repay a previous note with an unrelated company. The note is to be repaid in six equal installments commencing on May 1, 1998 through October 1, 1998. The note bears annual interest at 8.95% with accrued interest to be paid monthly, beginning on October 1, 1997.

On November 17, 1997, the Company executed two promissory notes totaling $925,000. The notes bear interest at 8% and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In addition, warrants for the purchase of 120,000 shares at an exercise price of $5.625 per share of the Company's common stock were issued. The warrants are valued at $120,000 and have been recorded as original issue discount.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES  (Continued)

National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At September 26, 1997, National's net capital exceeded the requirement by $1,654,000.

Friend and WestAmerica, as registered broker-dealers are also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that each company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At September 30, 1997, Friend and WestAmerica's net capital exceeded the requirement by $290,000 and $121,000, respectively.

Travis, also subject to the SEC's Net Capital Rule, is required to maintain the greater of $5,000 or 6 2/3% of aggregate indebtedness. As of September 30, 1997, Travis had a net capital deficit of $7,000. This deficit was corrected promptly in October following discovery.

Advances, dividend payments and other equity withdrawals from National, Friend, WestAmerica or Travis are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

The objective of liquidity management is to ensure the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers. Cash flow from operations and earnings contribute significantly to liquidity.

Unlike the Company's other subsidiaries, National requires its investment executives to be responsible for substantially all of the overhead expenses associated with their sales efforts, including their office furniture, sales assistants, telephone service and supplies.

The Company believes its internally generated liquidity, together with access to external capital and debt resources will be sufficient to satisfy existing operations. However, if the Company continues to expand its operations and acquire other businesses the Company will require additional capital.

INFLATION

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFLATION  (Continued)

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

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 is required to be adopted by the Company in the year ending September 25, 1998. Had the Company been required to adopt SFAS No. 128 for the periods presented, the adoption would not have materially impacted primary or fully diluted earnings per share.

In June 1997, the FASB issued SFAS Nos. 130 and 131. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting about operating segments, products and services, geographic areas, and major customers. The standards become effective for fiscal years beginning after December 15, 1997. Management plans to adopt these standards in the year ending September 25, 1998.
Management believes that the provisions of SFAS Nos. 130 and 131 will not have a material effect on its financial condition or reported results of operation.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that material costs and resources will not be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF THE YEAR 2000 ISSUE  (Continued)

The Company has initiated formal communications with its significant data processing vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. These vendors have represented to the Company they will be compliant with the requirements of the year 2000.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


ITEM 8 - FINANCIAL STATEMENTS

See part III, Item 13(a)(1) for a list of financial statements filed as part of this report.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
  Board of Directors
Olympic Cascade Financial Corporation

We have audited the accompanying consolidated statement of financial condition of Olympic Cascade Financial Corporation and subsidiaries as of September 26, 1997 and September 27, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 26, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olympic Cascade Financial Corporation and subsidiaries as of September 26, 1997 and September 27, 1996, and the results of its consolidated operations and cash flows for each of the years in the three-year period ended September 26, 1997, in conformity with generally accepted accounting principles.


Seattle, Washington
November 14, 1997

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996



                                   ASSETS

                                                                            1997                1996
                                                                        -------------      -------------
CASH, SUBJECT TO IMMEDIATE WITHDRAWAL                                   $     979,000      $    2,727,000

CASH, CASH EQUIVALENTS AND SECURITIES                                      30,934,000          33,005,000

DEPOSITS                                                                    1,292,000             777,000

RECEIVABLES
     Customers                                                             22,114,000          16,172,000
     Brokers and dealers                                                    1,847,000             879,000
     Other                                                                    481,000             443,000
     Refundable federal income tax                                            597,000                -

SECURITIES HELD FOR RESALE, AT MARKET                                       2,066,000           3,367,000
                                                                        -------------      --------------
                                                                           60,310,000          57,370,000

FIXED ASSETS, net                                                           1,528,000             534,000

GOODWILL, net of accumulated amortization of $37,000                        1,391,000                -

OTHER ASSETS                                                                  545,000              51,000
                                                                        -------------      --------------
                                                                        $  63,774,000      $   57,955,000
                                                                        -------------      --------------
                                                                        -------------      --------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES
     Customers                                                          $  48,828,000      $   48,388,000
     Brokers and dealers                                                    1,752,000              87,000
     Federal income tax                                                          -                429,000

SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET                           1,047,000           1,337,000

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
          OTHER LIABILITIES                                                 3,634,000           2,398,000

NOTE PAYABLE                                                                  909,000                -
                                                                        -------------      --------------
                                                                           56,170,000          52,639,000
                                                                        -------------      --------------
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 2,000,000 shares authorized,
          none issued and outstanding                                            -                   -
     Common stock, $.02 par value, 5,000,000 shares authorized,
          1,444,205 and 845,248 shares issued and outstanding,                 29,000              17,000
          respectively
     Additional paid-in capital                                             5,045,000           1,825,000

     Retained earnings                                                      2,530,000           3,474,000
                                                                        -------------      --------------
                                                                            7,604,000           5,316,000
                                                                        -------------      --------------
                                                                        $  63,774,000      $   57,955,000
                                                                        -------------      --------------
                                                                        -------------      --------------

                     The accompanying notes are an integral
                       part of these financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

             YEARS ENDED SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND
                               SEPTEMBER 29, 1995



                                                              1997           1996           1995
                                                         -------------  -------------  ------------
REVENUES
     Commissions                                         $  17,496,000  $  14,490,000  $   9,014,000
     Net dealer inventory gains                              4,782,000      3,251,000      2,617,000
     Underwriting                                           12,837,000     13,191,000        392,000
     Interest and dividends                                  3,775,000      2,921,000      1,610,000
     Transfer fees and clearance services                      620,000        576,000        401,000
     Other                                                     484,000        470,000        241,000
                                                         -------------  -------------  -------------

                                                            39,994,000     34,899,000     14,275,000
                                                         -------------  -------------  -------------
EXPENSES
     Commissions                                            22,017,000     21,236,000      7,764,000
     Employee compensation and related expenses              6,364,000      4,200,000      1,856,000
     Occupancy and equipment costs                           2,927,000      1,730,000      1,085,000
     Interest                                                2,265,000      1,806,000      1,046,000
     Clearance fees                                            965,000        686,000        520,000
     Communications                                          1,499,000        722,000        400,000
     Taxes, licenses, registration                             874,000        609,000        283,000
     Professional fees                                         589,000        418,000        354,000
     Other operating expenses                                2,300,000        949,000        584,000
                                                         -------------  -------------  -------------

                                                            39,800,000     32,356,000     13,892,000
                                                         -------------  -------------  -------------

INCOME BEFORE INCOME TAXES                                     194,000      2,543,000        383,000

PROVISION FOR INCOME TAXES                                     (93,000)      (808,000)      (126,000)
                                                         -------------  -------------  -------------

NET INCOME                                               $     101,000  $   1,735,000  $     257,000
                                                         -------------  -------------  -------------
                                                         -------------  -------------  -------------

EARNINGS PER SHARE OF COMMON STOCK
     Primary                                             $        0.07  $        1.74  $        0.32
                                                         -------------  -------------  -------------
                                                         -------------  -------------  -------------
     Fully diluted                                       $        0.07  $        1.45  $        0.32
                                                         -------------  -------------  -------------
                                                         -------------  -------------  -------------


                     The accompanying notes are an integral
                       part of these financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

             YEARS ENDED SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND
                               SEPTEMBER 29, 1995



                                                         Common Stock           Additional
                                                  -------------------------       Paid-In        Retained
                                                    Shares         Amount         Capital        Earnings             Total
                                                  ----------     ----------   ------------     -------------     ---------------

BALANCE, September 30, 1994                          597,688     $   12,000   $    400,000     $   2,097,000     $     2,509,000
  Issuance of common stock                           100,000          2,000        498,000                 -             500,000
  Exercise of stock options, including
    $16,000 income tax benefit                        25,750          1,000         69,000                 -              70,000
  Redemption and retirement of
    common stock                                     (46,500)        (1,000)       (49,000)         (106,000)           (156,000)
  Net income                                               -              -              -           257,000             257,000
                                                  ----------     ----------   ------------     -------------      --------------

BALANCE, September 29, 1995                          676,938         14,000        918,000         2,248,000           3,180,000
  Issuance of common stock
    related to transfer of registered
    representatives and customer
    accounts including $90,000
    income tax benefit                                60,000          1,000        299,000                 -             300,000
  Exercise of stock options, including
    $26,000 income tax benefit                        32,586              -        101,000                 -             101,000
  Stock dividends                                     75,724          2,000        507,000          (509,000)                  -
  Net income                                               -              -              -         1,735,000           1,735,000
                                                  ----------     ----------   ------------     -------------      --------------

BALANCE, September 27, 1996                          845,248         17,000      1,825,000         3,474,000           5,316,000
  Exercise of stock options, including
    $78,000 income tax benefit                       153,978          3,000        719,000                 -             722,000
  Stock dividends                                    174,979          4,000      1,041,000        (1,045,000)                  -
  Common stock issued in
    connection with acquisitions                     270,000          5,000      1,460,000                 -           1,465,000
  Net income                                               -              -              -           101,000             101,000
                                                  ----------     ----------   ------------     -------------      --------------

BALANCE, SEPTEMBER 26, 1997                        1,444,205     $   29,000   $  5,045,000     $   2,530,000      $    7,604,000
                                                  ----------     ----------   ------------     -------------      --------------
                                                  ----------     ----------   ------------     -------------      --------------



                     The accompanying notes are an integral
                       part of these financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             YEARS ENDED SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND
                               SEPTEMBER 29, 1995



                                                                                1997        1996            1995
                                                                         ------------  -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $   101,000   $   1,735,000     $  257,000
   Adjustments to reconcile net income to net cash from
         operating activities
      Depreciation and amortization                                           498,000        390,000        171,000
      Loss on disposal of fixed assets                                          2,000         -              68,000
      Deferred income tax benefit                                             (45,000)        -              -
      Gain on foreign currency translation                                    (43,000)        -              -
      Changes in assets and liabilities
         Cash, cash equivalents and securities                              2,071,000     (7,611,000)   (16,235,000)
         Deposits                                                            (515,000)      (598,000)      (120,000)
         Receivables                                                       (6,900,000)    (2,910,000)    (7,779,000)
         Federal income tax receivable/payable                               (948,000)       585,000        (39,000)
         Securities held for resale                                         1,350,000     (2,538,000)      (272,000)
         Other assets                                                        (439,000)        42,000          5,000
         Payables                                                           2,105,000     10,986,000     22,029,000
         Securities sold, but not yet purchased                              (290,000)     1,142,000         74,000
         Accounts payable, accrued expenses and other liabilities           1,181,000      1,476,000        411,000
                                                                         ------------  -------------    -----------
                                                                           (1,872,000)     2,699,000     (1,430,000)
                                                                         ------------  -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                (1,313,000)      (251,000)      (324,000)
   Deferred cost payments                                                      -              -            (100,000)
   Purchase of goodwill                                                       (83,000)        -              -
                                                                         ------------  -------------    -----------
                                                                           (1,396,000)      (251,000)      (424,000)
                                                                         ------------  -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                   724,000         -             500,000
   Redemption and retirement of common stock                                   -              -            (156,000)
   Exercise of stock options                                                  644,000         75,000         54,000
   Proceeds from notes payable                                              1,805,000         -              -
   Payments on notes payable                                               (1,653,000)        -             (11,000)
                                                                         ------------  -------------    -----------
                                                                            1,520,000         75,000       387,000
                                                                         ------------  -------------    -----------

INCREASE (DECREASE) IN CASH                                                (1,748,000)     2,523,000     (1,467,000)

CASH BALANCE
   Beginning of year                                                        2,727,000        204,000      1,671,000
                                                                         ------------  -------------    -----------

   End of year                                                           $    979,000  $   2,727,000    $   204,000
                                                                         ------------  -------------    -----------
                                                                         ------------  -------------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for
      Interest                                                           $  2,265,000  $   1,806,000    $ 1,046,000
                                                                         ------------  -------------    -----------
                                                                         ------------  -------------    -----------
      Income tax                                                         $  1,117,000  $     223,000    $   165,000
                                                                         ------------  -------------    -----------
                                                                         ------------  -------------    -----------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
      FINANCING ACTIVITIES
   Deferred cost and issuable common stock (Note 9)                      $     -       $     210,000    $   105,000
                                                                         ------------  -------------    -----------
                                                                         ------------  -------------    -----------
   Tax effect of common stock issued and stock options exercised         $     78,000  $     116,000    $    16,000
                                                                         ------------  -------------    -----------
                                                                         ------------  -------------    -----------
   Acquisition of subsidiaries
      Fair value of assets acquired, other than cash                     $  1,596,000  $      -         $    -
      Liabilities assumed                                                     855,000         -              -
                                                                         ------------  -------------    -----------

      Common stock issued                                                $    741,000  $      -         $    -
                                                                         ------------  -------------    -----------
                                                                         ------------  -------------    -----------


                     The accompanying notes are an integral
                       part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995


       NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS - Olympic Cascade Financial Corporation ("Olympic" or the "Company") is a diversified financial services organization, operating through its four wholly owned subsidiaries, National Securities Corporation ("National"), L. H. Friend, Weinress, Frankson & Presson, Inc. ("Friend"), WestAmerica Investment Group ("WestAmerica") and Travis Capital, Inc. ("Travis"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies through institutional research and sales and investment banking services for both public offerings and private placements, and also provides retail brokerage and trade clearance operations.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Olympic and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        ACCOUNTING METHOD - Customer security transactions and the related commission income and commission expense are recorded on a settlement date basis. The Company's financial condition and results of operations using the settlement date basis are not materially different from that of the trade date basis. Revenue from consulting services and investment banking activities is recognized as the services are performed.

        DEPRECIATION - Fixed assets are stated at cost and are depreciated over their estimated useful lives of three to seven years. Depreciation is computed using the straight-line method.

        EARNINGS PER SHARE - Primary earnings per common share is based upon the net income for the year divided by the weighted average number of common shares and common stock equivalents outstanding during the year. For fiscal years ended 1997, 1996 and 1995, the number of shares used in the primary earnings per share calculation was 1,357,258, 997,934, and 811,851, respectively. The weighted average number of shares outstanding, assuming full dilution, includes common stock equivalents which would arise from the exercise of stock options and assumes that all have been converted to common shares using the treasury stock method at the beginning of the year. For fiscal years 1997, 1996 and 1995, the number of shares used in the fully diluted earnings per share calculation was 1,357,258, 1,197,158 and 811,851, respectively. All shares used in primary and fully diluted calculations have been restated to show the effect of the stock dividends as described in Note 15.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

        INCOME TAXES - The Company utilizes an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on currently enacted tax laws and rates.

        FISCAL YEAR - The Company has a 52 or 53 week year, ending on the last Friday in September.

        CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers only cash subject to immediate withdrawal. Cash, cash equivalents and securities as discussed in Note 4 are not considered a change in cash for this purpose.

        NEW ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 is required to be adopted by the Company in the year ending September 25, 1998. Had the Company been required to adopt SFAS No. 128 for the periods presented, the adoption would not have materially impacted primary or fully diluted earnings per share.

        In June 1997, the FASB issued SFAS Nos. 130 and 131. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting about operating segments, products and services, geographic areas, and major customers. The standards become effective for fiscal years beginning after December 15, 1997. Management plans to adopt these standards in the year ending September 25, 1998. Management believes that the provisions of SFAS Nos. 130 and 131 will not have a material effect on its financial condition or reported results of operation.


NOTE 2 - CORPORATE RESTRUCTURING AND ACQUISITIONS

        CORPORATE RESTRUCTURING - In November 1996, the Company's stockholders approved a restructuring whereby National's stockholders exchanged their shares of common stock on a one-for-one basis for shares of common stock of the Company resulting in National becoming a wholly owned subsidiary of Olympic. This restructuring became effective in February 1997 and was accounted for as a pooling of interests.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 2 - CORPORATE RESTRUCTURING AND ACQUISITIONS  (CONTINUED)

        ACQUISITIONS - In March 1997, the Company acquired all of the outstanding stock of Friend, a Southern California based broker-dealer specializing in investment banking, institutional brokerage, research and trading activities for middle market companies. Friend was acquired in exchange for 250,000 unregistered shares of Olympic common stock valued at $1,375,000. The Company recorded this transaction under the purchase method of accounting and has recorded goodwill of $1,300,000 for the purchase price and direct costs in excess of the net fair value of the assets acquired.

        In June 1997, the Company acquired all of the outstanding stock of WestAmerica, a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services. WestAmerica was acquired for $443,000 in cash and an agreement that provides for the payment of bonus compensation to certain brokers. The Company recorded this transaction under the purchase method of accounting and has recorded goodwill of $83,000 for the purchase price and direct costs in excess of the net fair value of the assets acquired.

        In June 1997, the Company acquired all of the outstanding stock of Travis, a Salt Lake City, Utah based broker-dealer focusing on private placement of securities for emerging and middle market companies in the U.S. and internationally. Travis was acquired in exchange for 20,000 unregistered shares of Olympic common stock valued at $90,000. The Company recorded this transaction under the purchase method of accounting and has recorded goodwill of $45,000 for the purchase price and direct costs in excess of the net fair value of the assets acquired.

        The operating results of these acquired companies are included in the consolidated statement of income from their respective acquisition dates. Goodwill resulting from these transactions is being amortized over 5 to 25 years.

        The following unaudited summary, prepared on a pro forma basis, combines the consolidated condensed results of operations as if Friend, WestAmerica and Travis had been acquired as of the beginning of the fiscal year ended September 29, 1995. There are no material adjustments which impact the summary.


                                           1997          1996         1995
                                     -------------  ------------ -------------
   Total revenues                    $  45,203,000  $ 44,174,000 $  22,765,000
   Income (loss) before income taxes $    (323,000) $  2,875,000 $     828,000
   Net income (loss)                 $    (223,000) $  2,062,000 $     698,000
   Earnings (loss) per share of
     common stock                    $       (0.15) $       1.38 $        0.63
   Weighted average shares
     outstanding during the period       1,512,083     1,493,783     1,108,482

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 2 - CORPORATE RESTRUCTURING AND ACQUISITIONS  (CONTINUED)

        The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Substantially all of the Company's financial instruments are carried at fair value. Assets, including cash, cash equivalents and securities, deposits, certain receivables, securities held for resale and other assets, are carried at fair value or contracted amounts which approximate fair value. Similarly, liabilities, including certain payables, securities sold but not yet purchased and notes payable are carried at fair value or contracted amounts approximating fair value.


NOTE 4 - CASH, CASH EQUIVALENTS AND SECURITIES

        Cash, cash equivalents, and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:

                                              SEPTEMBER 26,   SEPTEMBER 27,
                                                  1997           1996
                                             --------------  --------------
   United States Government obligations      $   29,158,000  $   31,426,000
   Reverse repurchase agreement                   1,770,000       1,579,000
   Cash                                               6,000            -
                                             --------------  --------------

                                              $  30,934,000  $   33,005,000
                                              -------------  --------------
                                              -------------  --------------

        The United States Government and agencies obligations mature at various dates through February 2027 and are stated at current market values. The reverse repurchase agreements are carried at cost which approximates market value. The Company purchases these obligations at fixed, variable and adjustable interest rates in order to reduce exposure to interest rate changes.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 5 - CUSTOMER RECEIVABLES AND PAYABLES

        The Company seeks to protect itself from the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with regulatory and its own internal guidelines, which are more stringent than regulatory margin requirements. Margin levels are monitored daily and additional collateral must be deposited as required. Where customers cannot meet collateral requirements, the Company will liquidate underlying financial instruments sufficient to bring the accounts in compliance.

        Exposure to credit risk is affected by the markets for financial instruments, which can be volatile and may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers and broker-dealers engaged in transactions deemed to be credit-sensitive.

        Included in amounts receivable from and payable to customers are balances in accounts of officers and directors totaling:

                                               SEPTEMBER 26,   SEPTEMBER 27,
                                                   1997            1996
                                               -------------   -------------
      Receivable                               $        -      $     28,000
                                               -------------   -------------
                                               -------------   -------------
      Payable                                  $     659,000   $     558,000
                                               -------------   -------------
                                               -------------   -------------


NOTE 6 - BROKER-DEALER RECEIVABLES AND PAYABLES

        Amounts receivable from and payable to brokers and dealers include:

                                                SEPTEMBER 26,  SEPTEMBER 27,
                                                     1997            1996
                                              --------------   --------------
      Due from clearing organization          $      708,000   $    347,000
      Deposits paid for securities borrowed          588,000        284,000
      Commissions receivable                         470,000           -
      Securities failed to deliver                    81,000        248,000
                                               -------------   ------------

           Total receivable                    $   1,847,000   $    879,000
                                               -------------   ------------
                                               -------------   ------------

      Due to clearing organization             $   1,518,000   $       -
      Securities failed to receive                   234,000         87,000
                                               -------------   ------------
           Total payable                       $   1,752,000   $     87,000
                                               -------------   ------------
                                               -------------   ------------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 6 - BROKER-DEALER RECEIVABLES AND PAYABLES  (CONTINUED)

        Securities borrowed are recorded at the amount of cash collateral advanced or received. The Company monitors the market value of securities borrowed and loaned on a daily basis and obtains additional collateral from counterparties as necessary.

        The Company has receivables and payables for financial instruments sold to and purchased from broker-dealers. The Company is exposed to risk of loss from the inability of broker-dealers to pay for purchases or to deliver financial instruments sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices.


NOTE 7 - SECURITIES HELD FOR RESALE

        Securities held for resale and securities sold, but not yet purchased consist of the following:

                            SEPTEMBER 26, 1997          SEPTEMBER 27, 1996
                         ------------------------    -------------------------
                                        SOLD, BUT                   SOLD, BUT
                                         NOT YET                     NOT YET
                           OWNED        PURCHASED      OWNED        PURCHASED
                         ----------    ----------     ----------   -----------
   Government bonds      $    -        $    -         $    5,000   $     -
   State and municipal
     obligations             71,000         -            132,000         -
   Corporate obligations      5,000         -              6,000         -
   Corporate stocks       1,990,000     1,047,000      3,224,000     1,337,000
                         ----------    ----------     ----------   -----------

                         $2,066,000    $1,047,000     $3,367,000   $ 1,337,000
                         ----------    ----------     ----------   -----------
                         ----------    ----------     ----------   -----------


        Securities held for resale and securities sold, but not yet purchased are recorded at fair value. Fair value is generally based upon quoted market prices. If quoted market prices are not available, or if liquidating the Company's position is reasonably expected to impact market prices, fair value is determined based upon other relevant factors, including dealer price quotations, price activity of similar instruments and pricing models. Pricing models consider the time value and volatility factors underlying the financial instruments and other economic measurements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 7 - SECURITIES HELD FOR RESALE  (CONTINUED)

        Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the Consolidated Statement of Financial Condition.


NOTE 8 - FIXED ASSETS

        Fixed assets, at cost, consist of the following:

                                      SEPTEMBER 26,       SEPTEMBER 27,
                                           1997                1996
                                      -------------       -------------
        Office machines               $    427,000        $    255,000
        Furniture and fixtures           1,542,000             500,000
        Electronic equipment             1,333,000             892,000
        Leasehold improvements             212,000              54,000
                                       -----------        ------------
                                         3,514,000           1,701,000
        Less accumulated depreciation
          and amortization               1,986,000           1,167,000
                                       -----------        ------------


                                      $  1,528,000         $   534,000
                                       -----------        ------------
                                       -----------        ------------

NOTE 9 - DEFERRED COST AND ISSUABLE COMMON STOCK

        During 1995, National entered into an agreement with a brokerage firm and its principal stockholder. Under the terms of the agreement, the principal stockholder assisted in causing the transfer of the registered representatives and the customer accounts to National. National obtained no assets, tangible or intangible, and assumed no liabilities, with the exception of a short-term office lease. In exchange, National paid cash of $100,000 and issued 60,000 unregistered shares of National's stock plus options to purchase an additional 50,000 shares. An additional 40,000 shares were to be issued during 1997 contingent upon certain obligations and the registered representatives meeting certain revenue criteria.

        At September 26, 1997, the requirements of the contingency related to the issuance of 40,000 shares common stock had not been satisfied and no stock was issued. National has no further obligation under the agreement.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 10 - LINE OF CREDIT

        National has an unsecured line of credit of up to $3,000,000. The line is subject to renewal in March 1998. Borrowings bear interest at the bank's prime rate. Interest is payable monthly. These borrowings are short-term and have not extended beyond a few days. Although at times National has not satisfied and may not in the future satisfy a minor loan covenant, the bank has continued to provide all necessary borrowings. At September 26, 1997 there were no borrowings outstanding.


NOTE 11 - NOTES PAYABLE

        At September 26, 1997, the Company has a note payable to a bank with outstanding principal and interest of $909,000. Principal is payable in monthly installments of $150,000 from May through October of 1998. Accrued interest at 8.95% is to be paid monthly beginning October 1997.

        On November 17, 1997, the Company executed two promissory notes totaling $925,000. The notes bear interest at 8% and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In addition, warrants for the purchase of 120,000 shares at an exercise price of $5.625 per share of the Company's common stock were issued. The warrants are valued at $120,000 and have been recorded as original issue discount.


NOTE 12 - FEDERAL INCOME TAX

        The income tax benefit (provision) consists of:

                                   SEPTEMBER 26,  SEPTEMBER 27,  SEPTEMBER 29,
                                        1997          1996           1995
                                   -------------  -------------  -------------
   Current Federal income tax      $  (56,000)    $  (808,000)   $  (126,000)
   Deferred federal income tax         45,000            -              -
   Current state income tax           (82,000)           -              -
                                   -------------  -------------  -------------
                                   $  (93,000)    $  (808,000)   $  (126,000)
                                   -------------  -------------  -------------
                                   -------------  -------------  -------------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 12 - FEDERAL INCOME TAX  (CONTINUED)

        The income tax provision varies from the federal statutory rate as follows:

                                   SEPTEMBER 26,  SEPTEMBER 27,  SEPTEMBER 29,
                                        1997          1996            1995
                                   -------------  -------------  -------------
   Statutory Federal rate          $  (66,000)    $  (865,000)   $  (130,000)
   State income taxes, net of
     federal income tax benefit       (54,000)           -              -
   Other                               27,000          57,000          4,000
                                   -------------  -------------  -------------
                                   $  (93,000)    $  (808,000)   $  (126,000)
                                   -------------  -------------  -------------
                                   -------------  -------------  -------------

        The Company has net operating loss (NOL) carryforwards for Federal income tax purposes of approximately $100,000, the benefit of which expires in the tax year 2012. The NOL's created by the Company's subsidiaries prior to their acquisition have limitations related to the amount of usage by each subsidiary or the consolidated group as described in the Internal Revenue Code.

        Significant components of the Company's deferred tax assets are as follows at September 26, 1997:

             Net operating losses                 $  34,000
             Other                                   11,000
                                                  ---------

               Total deferred tax asset           $  45,000
                                                  ---------
                                                  ---------

        There were no deferred tax assets or liabilities at September 27, 1996.

        Management believes it is more likely than not that the benefits resulting from the deferred tax assets will be realized through future taxable earnings.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 13 - COMMITMENTS

        As of September 26, 1997, the Company is committed under operating leases to future minimum lease payments as follows:

        Fiscal Year Ending
        ------------------
             1998                       $  1,605,000
             1999                            988,000
             2000                            601,000
             2001                            550,000
             2002                            444,000
             Thereafter                      325,000
                                        ------------

                                        $  4,513,000
                                        ------------
                                        ------------

        Rental expense for operating leases for the years ended September 26, 1997, September 27, 1996 and September 29, 1995 was $1,113,000, $672,000 and
$369,000, respectively.

        UNDERWRITINGS - During fiscal 1997, the Company participated in underwriting securities for private placements, initial and secondary public offerings. At September 26, 1997, the Company has no outstanding commitments relating to underwriting transactions.


NOTE 14 - CONTINGENCIES

        In April 1997, certain minority stockholders brought action against the Company and its subsidiary National, alleging National breached an agreement to purchase their shares of Interact Medical Technologies Corp. ("Interact"). The plaintiffs alleged claims under section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, for common law fraud and misrepresentation, for breach of express and implied contract, and for negligence and are seeking damages in excess of $4,000,000.

        The Company and National moved to dismiss the plaintiffs' claims on various grounds, and the plaintiffs moved for partial summary judgment on their claims of breach of contract. In late October 1997 the Court (i) dismissed all of plaintiffs' claims against the Company; (ii) dismissed plaintiffs' Securities law claims against National; and (iii) denied plaintiffs' motion entirely. Consequently, the case is proceeding against National on theories of common law fraud, misrepresentation, breach of contract and negligence.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 14 - CONTINGENCIES  (CONTINUED)

        In May 1997, a Trust brought action against the Company, its subsidiary National, and several officers and directors of the Company and National, originally alleging fraud, breach of fiduciary duties and state securities law violations in connection with the share exchange between the Company and National (the "Share Exchange") and otherwise. The plaintiff, prosecuting the case both individually and derivatively, seeks monetary damages, corporate dissolution of the Company and National, recission of the Share Exchange, and the fair value of its shares in an appraisal proceeding. In an amended pleading, plaintiff dropped all allegations of fraud and the claim for recission of the Share Exchange, and alleged that the defendants breached fiduciary duties by, among other things, secretly receiving excessive and otherwise inappropriate overrides and other compensation, and that defendants traded in the Company's stock with knowledge of material, non-public information. The second amended complaint also alleges that the proxy statement underlying the Share Exchange wrongly failed to disclose that stockholders' rights would be governed by Delaware, and not Washington law, and that the plaintiff was wrongly denied access to the Company's books and records.

        In October 1997, a corporation served National with a complaint alleging National and a former National representative breached a contract and committed various torts by failing to perform an alleged promise to raise capital for plaintiff through an initial public offering of stock. The plaintiff sought not less than $8.5 million in actual damages and not less than $42.5 million in punitive damages. National negotiated an agreement whereby applicable statutes of limitations would be tolled through calendar 1997 and all claims against it would be dismissed. On November 4, 1997, all claims against National were dismissed without prejudice.

        The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims which arise out of the normal course of business.

        The Company intends to vigorously defend itself in these actions, and in any event, does not believe these actions singularly or combined would have a material adverse effect on the Company's financial statements or business operations.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

        The Company is actively involved in securities underwriting, brokerage, distribution and trading. These and other related services are provided on a national basis to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individual investors. The Company's exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets which may impair the ability of customers and counterparties to satisfy their obligations to the Company.

        Substantially all of the securities held for the exclusive benefit of customers, pursuant to SEC Rule 15c3-3, consisted of issues by the U.S. Government or federal agencies. The Company's most significant counterparty concentrations are other brokers and dealers, commercial banks, institutional clients and other financial institutions. This concentration arises in the normal course of the Company's business.


NOTE 16 - STOCKHOLDERS' EQUITY

        STOCK OPTIONS - The Company's stock option plans provide for the granting of stock options to certain key employees, directors and investment executives. Generally, options outstanding under the Company's stock option plan are granted at prices equal to or above the market value of the stock on the date of grant, vest either immediately or ratably over up to five years, and expire five years subsequent to award.

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Had compensation cost for the Company's stock option plans been determined base upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $779,000, or $0.54 per share in 1997, $282,000, or $0.33 per share in 1996, and $49,000, or $0.07 per share in 1995. The fair value of the options granted during 1997, 1996 and 1995 is estimated as $960,000, $620,000 and $463,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 16 - STOCKHOLDERS' EQUITY  (CONTINUED)


                                    1997      1996      1995
                                    ----      ----      ----

   Volatility                      63.39%    63.64%    77.10%
   Risk-free interest rate          6.31%     6.31%     6.77%
   Expected life                  5 years   5 years   5 years

   A summary of the status of the Company's stock options is presented below:



                                                                                  Weighted
                                                                                  Average
                                                                                  Price Per
                                   Authorized       Granted      Available          Share
                                   ----------       -------      ----------      ----------

Balance, September 30, 1994           471,609        124,969        346,640         $1.78
          Granted                           -        257,658       (257,658)        $4.29
          Exercised                   (29,809)       (29,809)             -         $1.76
                                   ----------       --------     ----------
Balance, September 29, 1995           441,800        352,818         88,982         $2.99
          Creation of new plan        405,169              -        405,169
          Granted                           -        293,544       (293,544)        $4.08
          Exercised                   (37,726)       (37,726)             -         $2.00
                                   ----------       --------     ----------
Balance, September 27, 1996           809,243        608,636        200,607         $3.79
          Creation of a new plan      538,126              -        538,126
          Granted                           -        289,275       (289,275)        $6.09
          Exercised                  (153,978)      (153,978)             -         $3.59
                                   ----------       --------     ----------
Balance, September 26, 1997         1,193,391        743,933        449,458         $4.88
                                   ----------       --------     ----------
                                   ----------       --------     ----------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 16 - STOCKHOLDERS' EQUITY  (CONTINUED)

        The following table summarizes information about stock options outstanding at September 26, 1997:


                        Options Outstanding            Options Exercisable
               -----------------------------------    ----------------------
                               Weighted   Weighted                  Weighted
  Range of                     Average    Average                   Average
  Exercise        Number      Remaining   Exercise      Number      Exercise
   Prices      Outstanding    Cont. Life   Prices     Exercisable    Prices
------------   -----------    ----------  --------    -----------   --------
$3.56 - 3.92      454,658        2.82      $  3.82       321,773    $  3.78
$4.00 - 4.76       37,800        4.00      $  4.76          -       $   -
$5.00 - 5.95       97,125        4.00      $  5.72        86,625    $  5.72
$7.00 - 7.47      154,350        4.00      $  7.47       154,350    $  7.47
               ----------                             ----------
                  743,933                                562,748
               ----------                             ----------
               ----------                             ----------


        STOCK WARRANTS - During 1997, the Company issued 31,500 stock warrants with an exercise price of $5.00 per share expiring five years from the award date to a lender. The warrants were valued at $20,000, net of tax benefit, which has been recorded as a discount on the note payable. The discount will be amortized to operations as the note payable is repaid.


        STOCK DIVIDENDS - During fiscal year 1997, the Company declared three 5% stock dividends to all common stockholders. The stock dividends were issued on January 27, 1997, May 30, 1997 and September 10, 1997. The stock dividends in 1997 increased the number of issued and outstanding shares by 174,979. During fiscal year 1996, the Company declared two 5% stock dividends to all common stockholders. The stock dividends were issued on June 4, 1996 and September 16, 1996. The stock dividends in 1996 increased the number of issued and outstanding shares by 75,724. All references in the accompanying financial statements to the number of stock options and warrants, and earnings per share have been restated to reflect the dividends.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 17 - NET CAPITAL REQUIREMENTS

        National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At September 26, 1997, National's net capital exceeded the requirement by $1,654,000.

        Friend and WestAmerica, as registered broker-dealers are also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that each company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At September 26, 1997, Friend and WestAmerica's net capital exceeded the requirement by $290,000 and $121,000, respectively.

        Travis, also subject to the SEC's Net Capital Rule, is required to maintain the greater of $5,000 or 6 2/3% of aggregate indebtedness. As of September 26, 1997, Travis had a net capital deficit of $7,000. This deficit was corrected promptly in October following discovery.

        Advances, dividend payments and other equity withdrawals from National, Friend, WestAmerica or Travis are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to the Company.


NOTE 18 - EMPLOYEE BENEFITS

        The Company's subsidiaries have defined 401(k) profit sharing plans which cover substantially all of their employees. Under the terms of the plans, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to their respective plans. Each company's annual contributions are made at the discretion of the respective Board of Directors. During the fiscal year September 26, 1997 the Company charged $82,000 to operations in connection with the plans. During the fiscal years September 27, 1996 and September 29, 1995, the Company made no such contributions.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 19 - FINANCIAL INFORMATION - OLYMPIC

        Olympic was formed February 6, 1997. The following Olympic (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.



                        STATEMENT OF FINANCIAL CONDITION

                                     ASSETS

                                                                September 26,
                                                                    1997
                                                                -------------
      Cash, subject to immediate withdrawal                     $     11,000
      Receivable from subsidiaries                                   545,000
                                                                -------------
                                                                     556,000
      Investment in subsidiaries                                   9,134,000
      Other assets                                                    68,000
                                                                -------------
                                                                $  9,758,000
                                                                -------------
                                                                -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable, accrued expenses and other liabilities   $     68,000
     Payable to subsidiaries                                       1,177,000
     Note payable                                                    909,000
                                                                -------------
                                                                   2,154,000
                                                                -------------
     Stockholders' equity                                          7,604,000
                                                                -------------
                                                                $  9,758,000
                                                                -------------
                                                                -------------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 19 - FINANCIAL INFORMATION - OLYMPIC  (CONTINUED)

                             STATEMENT OF OPERATIONS

                                                          Period from
                                                        February 6, 1997
                                                         (Inception) to
                                                       September 26, 1997
                                                       ------------------

Operating expenses                                         $   696,000
Other income (expense)
     Gain on foreign currency translation                       43,000
     Loss on investment in subsidiaries                       (159,000)
                                                           -----------
Loss before income tax                                        (812,000)
Income tax benefit                                             270,000
                                                           -----------
Net loss                                                   $  (542,000)
                                                           -----------
                                                           -----------

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                       Common Stock           Additional
                                                  ------------------------      Paid-In           Retained
                                                   Shares          Amount       Capital           Earnings               Total
                                                  ---------      ---------  --------------      --------------       ------------
FORMATION, February 6, 1997                       $    -         $    -     $         -         $        -           $       -


     Common stock issued in
          connection with acquisitions            1,203,930         24,000       7,648,000               -              7,672,000

     Exercise of stock options, including
          $25,000 income tax benefit                109,175          2,000         472,000               -                474,000

     Stock dividends                                131,100          3,000         701,000           (704,000)               -

     Net loss                                          -              -               -              (542,000)           (542,000)
                                                  ---------      ---------  --------------      -------------        ------------
BALANCE, September 26, 1997                       1,444,205      $  29,000  $    8,821,000 *    $  (1,246,000) *     $  7,604,000
                                                  ---------      ---------  --------------      -------------        ------------
                                                  ---------      ---------  --------------      -------------        ------------


* Additional paid-in capital and retained earnings for the parent company differ from consolidated amounts due to accounting for the merger with National using the pooling of interests method in the consolidated financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1997, SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (CONTINUED)

NOTE 19 - FINANCIAL INFORMATION - OLYMPIC  (CONTINUED)

                             STATEMENT OF CASH FLOWS

                                                               Period From
                                                             February 6, 1997
                                                              (Inception) to
                                                            September 26, 1997
                                                            ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $  (542,000)
     Adjustments to reconcile net income to net cash
       from operating activities
          Gain of foreign currency translation                      (43,000)
          Loss on investment in subsidiaries                        159,000
          Changes in assets and liabilities
               Receivable from subsidiaries                        (545,000)
               Payable to subsidiaries                            1,177,000
                                                                -----------
                                                                    206,000
                                                                -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of subsidiaries                                   (443,000)
     Capital contributions to subsidiaries                       (1,177,000)
                                                                -----------
                                                                 (1,620,000)
                                                                -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of stock options                                      474,000
     Proceeds from notes payable                                  1,805,000
     Payments on notes payable                                     (854,000)
                                                                -----------
                                                                  1,425,000
                                                                -----------

NET CHANGE IN CASH                                                   11,000

CASH BALANCE
     Beginning of year                                                -
                                                                -----------
     End of year                                                  $  11,000
                                                                -----------
                                                                -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for
          Interest                                                $  43,000
                                                                -----------
                                                                -----------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
          FINANCING ACTIVITIES
     Investment in subsidiaries through issuance
       of common stock                                         $  7,672,000
                                                                -----------
                                                                -----------

ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth the names and ages of all directors and executive officers of the Company, all positions and offices held with the Company by such persons, and the principal occupations of each during the past five years.

Steven A. Rothstein      47   Director, Chairman, and Chief Executive Officer of
                              the Company, Director, Chairman, and Chief
                              Executive Officer of National

Mr. Rothstein became a member of the Board of National in May 1995 and was appointed Chairman on August 1, 1995. From 1979 through 1989, Mr. Rothstein was a registered representative, and Limited Partner at Bear Stearns & Co., Inc. in Chicago, Illinois and Los Angeles, California. From 1989 to 1992, Mr. Rothstein was a Senior Vice President in the Chicago office of Oppenheimer and Company, Inc. In December 1992 he joined Rodman and Renshaw, Inc., a Chicago-based broker-dealer serving as Managing Director, and joined H.J. Meyers, Inc. in Beverly Hills, California, a New York Stock Exchange member firm in March 1994. He resigned from H.J. Meyers and Company in March 1995 to associate with National. Mr. Rothstein is a 1972 graduate of Brown University, Providence, Rhode Island. Presently, Mr. Rothstein is a board member of American Craft Brewing International Limited, Gateway Data Sciences, Inc., Home Security International, Inc., New World Coffee, Inc., Sigmatron International, Inc. and Vita Food Products, Inc.

Robert I. Kollack        51   Director of the Company
                              Director and Vice Chairman of National

Mr. Kollack was elected to the Board and was appointed Chief Executive Officer of National in August 1987. He served in those capacities until February, 1997, when he was appointed Vice-Chairman. From February 1981 to August 1987,
Mr. Kollack acted as President and a Director of National. He joined National as an investment executive in 1972. From 1968 to 1972, he was an investment executive for Foster & Marshall, Inc., which at that time was a Seattle-based brokerage firm.

Gary A. Rosenberg        57   Director and President of the Company
                              Director of National

Mr. Rosenberg was appointed to the Board of National in December, 1996. Mr. Rosenberg was Chairman and CEO of UDC Homes, Inc. (and its predecessors) from 1968 to 1994, and the Chairman (non-management) from 1994 to 1996. UDC Homes, Inc. filed a petition for relief under Chapter 11 of the Bankruptcy Code in May, 1995. Presently, Mr. Rosenberg is Chairman, Chief Executive Officer and Director of Canterbury Development Corporation, a family held company with financial, technology, entertainment and real estate interests. He is also a Director and Chairman of Dimyon Multimedia, Ltd., an Israeli multimedia and software company; Chairman and Director of the Rosenberg Foundation; Founder and Chairman of the Real Estate Research Center; member of the Board at the J. L. Kellogg Graduate School of Management at Northwestern University; and a Trustee of St. Norbert College. Mr. Rosenberg received his B.S. and M.B.A. from Northwestern University and his J.D. from the University of Wisconsin.

EXECUTIVE OFFICERS

Robert H. Daskal         56   Senior Vice President, Chief Financial Officer and
                              Treasurer of the Company

Mr. Daskal was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company in January, 1997. From 1994 to 1997 Mr. Daskal was a Director, Executive Vice President and Chief Financial Officer of Inco Homes Corporation, and from 1985 to 1994 he was a Director, Executive Vice President-Finance and Chief Financial Officer of UDC Homes, Inc. (and its predecessors). UDC Homes, Inc. filed a petition for relief under Chapter 11 of the Bankruptcy Code in May, 1995. Mr. Daskal, a former Tax Partner with Arthur Andersen & Co., became a CPA in Illinois in 1967. He received his B.B.A. and J.D. from the University of Michigan in Ann Arbor. Mr. Daskal is presently a director of Inco Homes Corporation.

Mark Roth                36   Secretary and General Counsel of the Company
                              Secretary and General Counsel of National

Mr. Roth was appointed General Counsel of National in October 1995, and was appointed Secretary in March, 1997. Mr. Roth was appointed Secretary and General Counsel of the Company in February 1997. He received his B.S. in 1984 from the University of California, Irvine, and his J.D. in 1989 from Pepperdine University School of Law. Mr. Roth began the private practice of law in Southern California in 1989. Among other clients, he has represented National in transactional and litigation matters since moving to Seattle in September 1992.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company's bylaws provide that the Company shall indemnify and advance the expenses of individual directors, officers, employees and agents against costs, judgments and other financial liability resulting from any action alleged to have been taken or omitted by such individual. The bylaws permit such indemnification if, among other things, the proposed indemnity acted in good faith with reasonable belief that the conduct was in, or at least not opposed to, the best interests of the Company, and in the case of a criminal proceeding, with a reasonable belief that the conduct was not unlawful. The Company has obtained insurance on behalf of any person who is or was a director, officer or employee or agent of the Company or is or was serving at the request of the Company as an officer, employee, or agent of another corporation, partnership, joint venture, trust other enterprise or employee benefit plan, against any liability arising out of that person's status as such, whether or not the Company would have the power to indemnify that person against such liability.


ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to each of its most highly compensated officers (the "Named Executive Officers") during the fiscal years ended 1997, 1996, and 1995:



                                                                                                Long-Term
                                                  Annual Compensation                          Compensation
                                        --------------------------------------------            Securities
                               Year                                        Other                Underlying
   Name and Capacity          Ended       Salary          Bonus        Compensation  *           Options
------------------------      -----     ----------     ----------     --------------         ---------------

Steven A. Rothstein            1997     $   24,000     $   32,000      $  1,364,000  **          81,375
Chairman and Chief             1996     $   24,000     $  194,000      $  1,775,000  **         110,581
Executive Officer              1995     $   48,000     $     -         $    138,000              49,700

Robert I. Kollack              1997     $  150,000     $   32,000      $    497,000              18,900
Vice Chairman and Director     1996     $  150,000     $  193,000      $    495,000                -
                               1995     $  170,000     $   58,000      $     27,000              75,000

Robert H. Daskal               1997     $   82,000     $     -         $       -                 21,525
Senior Vice President,
Chief Financial Officer and
Treasurer

Mark Roth                      1997     $  120,000      $   7,000      $       -                   -
Secretary and General Counsel  1996     $  120,000      $  43,000      $      9,000               7,350


* Amounts relate to commissions earned in the normal course of business, fees received for Corporate Finance services and profit from the sale during the year of the Company's stock obtained through the exercise of stock options.

** This compensation paid to Mr. Rothstein by the Company represents a percentage of business generated or supervised by Mr. Rothstein as follows: he is paid 50% of the commission generated on retail trades (compared to the 70% typically paid to National's brokers), and 70% of the compensation collected by the firm (including warrants) on corporate finance transactions which he introduces and executes. Mr. Rothstein also collects an override on fees collected from all other corporate finance transactions as well as on business he creates for the firm.

The Company has granted options to certain officers, directors, employees, and investment executives. The options granted during the last fiscal year (adjusted for stock dividends) to the Named Executive Officers are as follows:



                                                  Option Grants in Last Fiscal Year
                      --------------------------------------------------------------------------------------------
                                                                                       Potential Realized Value
                       Number of    % of Total                                         at Assumed Annual Rates
                      Securities      Options                                         of Stock Price Appreciation
                      Underlying     Granted to                                             for Option Term
                       Options        Employees     Exercise     Expiration          -----------------------------
     Name              Granted     in Fiscal Year     Price         Date                  5%                10%
-------------------   ----------   --------------   --------     ----------          ----------        -----------
Steven A. Rothstein     55,125         20.96%        $  7.47       02/06/02          $  169,000         $  321,000
                        26,250          9.99%        $  5.71       06/17/02          $   34,000         $   92,000

Robert I. Kollack       11,025          4.20%        $  7.47       02/06/02          $   34,000         $   64,000
                         7,875          3.00%        $  5.71       06/17/02          $   10,000         $   27,000

Robert H. Daskal        11,025          4.20%        $  7.47       02/06/02          $   34,000         $   64,000
                        10,500          4.00%        $  5.71       06/17/02          $   14,000         $   37,000

Mark Roth                7,350          2.80%        $  5.94       08/13/02          $   15,000         $   30,000


The options exercised by the Named Executive Officers, and the fiscal year and value of unexercised options, are as follows:



                             Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
                     -------------------------------------------------------------------------------------------------
                                                        Number of Securities              Value of Unexercised
                                                      Underlying Unexercised              In-the-Money Options
                         Shares                     Options at Fiscal Year End             at Fiscal Year End
                        Acquired     Value        -------------------------------    ---------------------------------
       Name           on Exercise   Realized      Exercisable      Unexercisable     Exercisable         Unexercisable
-------------------   -----------  ----------     -----------     ---------------    -----------         -------------

Steven A. Rothstein          -              -        272,818              -          $  315,000                   -

Robert I. Kollack       42,000     $  160,000         67,876              -           $  71,000                   -

Robert H. Daskal             -              -         21,525              -                   -                   -

Mark Roth                    -              -              -          7,350                   -            $  3,000

The Company has employment agreements with the four Named Executive Officers. None of the Named Executive Officers may be terminated against his will without a finding of fraud, theft or defalcation. The agreements generally provide that the officers will devote their entire time and attention to the business of the Company, will refrain during employment and for a period of one year thereafter from competing with the Company, and will not disclose confidential or trade secret information belonging to the Company. Of the four agreements, Mr. Daskal's and Mr. Rothstein's provide for a cash severance payment. Mr. Rothstein's severance payment is contingent upon National's net capital, as defined under the SEC's Uniform Net Capital Rule 15c3-1, exceeds $3,500,000 after honoring the severance obligation.

COMPENSATION COMMITTEE

In lieu of a formal compensation committee, the Company's board of directors, listed under Item 10 - Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act, determine executive officer compensation.

The Company believes the compensation paid to its executive officers is competitive with companies within its industry that are comparable in size and by companies outside the industry with which the Company competes for executive talent.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The following compares cumulative total stockholder return on the Company's common stock with the cumulative total stockholder return on the common equity of the companies in the NASDAQ U.S. Index and the NASDAQ Financial Index (the "Peer Group") for the period from October 1, 1992 to September 26, 1997.

                            Olympic                        NASDAQ
  Measurement Period        Cascade        NASDAQ        Financial
 (Fiscal Year Covered)     Financial      U.S.Index        Index
 ---------------------     ---------      ---------      ---------

         1992               100.00          100.00         100.00
         1993               346.67          130.98         137.10
         1994               346.67          132.06         144.50
         1995               373.33          182.40         182.84
         1996             1,029.00          216.44         226.35
         1997               714.70          297.11         356.45

The above assumes a $100 investment on October 1, 1992, in each of Olympic Cascade Financial Corporation Common Stock, NASDAQ U.S. Index and the NASDAQ Financial Index (the "Peer Group"), and further assumes the reinvestment of all dividends.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

CERTAIN BENEFICIAL OWNERS

The following information is furnished as of December 1, 1997, as to any person who the Company knows to be the beneficial owner of more than 5% of the Company's common stock:

                                                   Amount of
                       Name/Address of             Beneficial       Percent
Title of Class         Beneficial Owner           Ownership(1)      of Class
--------------      -------------------------     ------------      --------
Common stock        Steven A. Rothstein           559,954(2)          26.13%
                    2737 Illinois Road
                    Wilmette, IL  60091

Common stock        Larry H. Friend               118,125(3)          5.52%
                    2 Barrenger Court
                    Newport Beach, CA  92660

Common stock        Marshall S. Geller            117,371(3)          5.48%
                    1875 Century Park East
                    Suite 2200
                    Los Angeles, CA  90067

Common stock        Gary A. Rosenberg             116,375(4)          5.43%
                    1427 North State Pkwy.
                    Chicago, IL  60610

(1) All securities are beneficially owned directly by the persons listed in the table (except as otherwise indicated).

(2) Includes 26,236 shares owned by direct family members, 46,866 shares owned by retirement plans and 307,818 shares of vested unexercised stock options.

(3) Includes 15,750 shares of vested unexercised warrants to purchase common stock owned by Geller & Friend Capital Partners whereby Mr. Friend and Mr. Geller are each 50% partners. Accordingly, each are allocated 7,875 shares.

(4)  Includes 116,375 shares of vested unexercised stock options.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT  (CONTINUED)

MANAGEMENT

The following information is furnished as of December 1, 1997 as to each class of equity securities of the Company beneficially owned by all directors and officers of the Company as a group.

                                                            Amount of
                                                            Beneficial   Percent
          Name and Title of Beneficial Owner                Ownership   of Class
----------------------------------------------------------  ---------   --------

Steven A. Rothstein - Chairman and Chief Executive Officer  559,954(1)    26.13%

Robert I. Kollack - Vice Chairman and Director               67,876(2)     3.17%

Gary A. Rosenberg - President and Director                  116,375(2)     5.43%

Robert H. Daskal - Senior Vice President, Chief Financial
                    Officer and Treasurer                    21,525(2)     1.01%

Mark Roth - Secretary and General Counsel                       348(3)      -

All officers and directors of the Company as a group
(five persons)                                              766,078(4)    35.74%


(1) Includes 26,236 shares owned by direct family members, 46,866 shares owned by retirement plans and 307,818 shares of vested unexercised stock options.

(2)  Includes only shares of vested unexercised stock options.

(3)  Excludes 7,350 shares of unvested stock options.

(4)  Includes 513,594 shares of vested unexercised stock options.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year 1997 the Company through National advanced certain monies to Steven A. Rothstein, its Chairman and Chief Executive Officer. The largest aggregate amount outstanding to the Company during the fiscal year was approximately $162,000. At September 26, 1997 the balance outstanding was approximately $30,000. Subsequent to year end the balance owing was paid in full. The Company has not charged Mr. Rothstein interest on these advances.

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following financial statements are included in Part II Item 7:

     1.   FINANCIAL STATEMENTS
               Independent Auditors' Report
               Consolidated Financial Statements
                    Financial Condition, September 26, 1997 and September 27,
                         1996
                    Operations, Years Ended September 26, 1997, September 27,
                         1996 and September 29, 1995
                    Changes in Stockholders' Equity, Years ended September 26,
                         1997, September 27, 1996 and September 29, 1995
                    Cash Flows, Years ended September 26, 1997, September 27,
                         1996 and September 29, 1995
                    Notes to Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

               Schedules not listed above have been omitted because they are not applicable or have been included in footnotes to the consolidated financial statements.

(b)  REPORTS ON FORM 8-K

     None

(c)  EXHIBITS

     See Exhibit Index

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC CASCADE FINANCIAL CORPORATION
(Registrant)



Date:    December 23, 1997              By:    Steven A. Rothstein
     --------------------------              ----------------------------------
                                             Steven A. Rothstein, Chairman and
                                             Chief Executive Officer



Date:    December 23, 1997              By:    Robert H. Daskal
     --------------------------              ----------------------------------
                                             Robert H. Daskal, Senior Vice
                                             President, Chief Financial Officer
                                             and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    December 23, 1997              By:    Steven A. Rothstein
     --------------------------              ----------------------------------
                                             Steven A. Rothstein, Chairman and
                                             Chief Executive Officer



Date:    December 23, 1997              By:    Robert I. Kollack
     --------------------------              ----------------------------------
                                             Robert I. Kollack, Vice Chairman
                                             and Director



Date:    December 23, 1997              By:    Gary A. Rosenberg
     -------------------------               ----------------------------------
                                             Gary A. Rosenberg, President and
                                             Director

                                  EXHIBIT INDEX

 3.1*     The Company's Articles of Incorporation
 3.2*     The Company's Bylaws
 3.3*     Amendment to the Articles of Incorporation dated February 25, 1992
 5.1*     Opinion of legal counsel
10.1* Line of credit arrangements between the Company and Seattle-First Bank dated May 1, 1989
10.2* Lease agreement between the Company and 1001 Fourth Avenue Associates dated January 31, 1989
10.3* Lease agreement between the Company and Sixth Colonial Property Investments, Inc. dated May 1, 1989
10.4* Lease agreement between the Company and United States Leasing Corporation dated December 28, 1988
10.5* Agreement between the Company and Computer Research, Inc. dated December 5, 1988
10.6* Agreement between the Company and Midwest Clearing Corporation dated May 13, 1987
10.7*     Agreement between the Company and Jeffrey Pritchard dated November 20,
          1990
10.8* Secured demand note collateral agreement between Mary Judith Block and the Company dated August 25, 1989
10.9* Secured demand note collateral agreement between Howard W. Jones Jr. and the Company dated July 25, 1989
10.10* Secured demand note collateral agreement between Robert I. Kollack and the Company dated July 25, 1989
10.11* Secured demand note collateral agreement between Jeffrey J. Pritchard and the Company dated August 2, 1989
10.12* Master repurchase agreement between Seattle-First National Bank and the Company
10.13* Secured demand note collateral agreement between Block Foundation, Inc. and the Company dated September 20, 1991
10.14* Secured demand note collateral agreement between Esther I. Block and the Company dated September 24, 1991
10.15* Extension of secured demand note collateral agreement between Block Foundation, Inc. and the Company dated October 22, 1992
10.16*    Extension of secured demand note collateral agreement between Esther
          I. Block and the Company dated October 22, 1992
10.17* Lease agreement between the Company and Tucker Leasing - Capital Corporation dated July 31, 1992
10.18*    Agreement with G.R. Stuart
10.19*    Contract dated March 15, 1995
10.20*    Contract dated May 22, 1995
10.21*    Contract dated October 27, 1995
10.22*    Contract dated October 15, 1996
10.23*    National Asset Management Articles of Incorporation
10.24*    National Asset Management Bylaws

                                  EXHIBIT INDEX
                                   (CONTINUED)

10.25*    SeaFirst Bank amended line of credit
10.26*    Olympic Cascade Financial Corporation S-4 filing
10.27*    Office lease, Chicago, Illinois
10.28*    Office lease, Spokane Washington
10.29*    Amended office lease, Chicago, Illinois
10.30     Purchase agreement between shareholders of Friend and the Company
10.31     Purchase agreement between shareholders of WestAmerica and the Company
10.32     Purchase agreement between shareholders of Travis and the Company
10.33     Borrowing agreement between Seattle-First National Bank and the
          Company
10.34     Note payable agreement
10.35     Note payable agreement
11.       Computation of Earnings per Share
21.       Subsidiaries of Registrant
27.       Financial Data Schedule

*Previously filed.