Form 10-Q
period 1997-12-31
OLYMPIC CASCADE FINANCIAL CORP
filed 1998-02-17
CIK 1023844

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1997      Commission File Number 001-12629

                        OLYMPIC CASCADE FINANCIAL CORPORATION
                        -------------------------------------
                       (Exact name of registrant as specified)


           DELAWARE                                  36-4128138
-----------------------------               ------------------------------
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


             1001 Fourth Avenue, Suite 2200, Seattle, Washington   98154
             -----------------------------------------------------------
            (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:         (206)    622-7200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X        No
                                    --------

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at February 10, 1998 was 1,516,504.

                        OLYMPIC CASCADE FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                        ASSETS

                                                                                        December 31,     September 26,
                                                                                           1997             1997
                                                                                        (unaudited)       (audited)
                                                                                      ---------------   --------------
CASH, subject to immediate withdrawal                                                  $     991,000    $     979,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                     36,571,000       30,934,000
DEPOSITS                                                                                     818,000        1,292,000
RECEIVABLES
          Customers                                                                       21,646,000       22,114,000
          Brokers and dealers                                                              1,620,000        1,847,000
          Other                                                                              657,000          481,000
          Income tax receivable                                                              115,000          597,000
SECURITIES HELD FOR RESALE, at market                                                      3,402,000        2,066,000
FIXED ASSETS, net                                                                          1,561,000        1,528,000
GOODWILL, net                                                                              1,371,000        1,391,000
OTHER ASSETS                                                                               1,076,000          545,000
                                                                                      ---------------   --------------
                                                                                       $  69,828,000    $  63,774,000
                                                                                      ---------------   --------------
                                                                                      ---------------   --------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

BANK LINE OF CREDIT                                                                    $   2,500,000    $         -
PAYABLES
          Customers                                                                       54,016,000       48,828,000
          Brokers and dealers                                                                364,000        1,752,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                            442,000        1,047,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                   2,855,000        3,634,000
NOTES PAYABLE                                                                              1,726,000          909,000
                                                                                      ---------------   --------------
                                                                                          61,903,000       56,170,000
                                                                                      ---------------   --------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value, 2,000,000 shares authorized,
            none issued and outstanding                                                          -                -
          Common stock, $.02 par value, 10,000,000 shares authorized, 1,516,504 and
            1,444,205 shares issued and outstanding, respectively                             30,000           29,000
          Additional paid-in capital                                                       5,524,000        5,045,000
          Retained earnings                                                                2,371,000        2,530,000
                                                                                      ---------------   --------------
                                                                                           7,925,000        7,604,000
                                                                                      ---------------   --------------
                                                                                       $  69,828,000    $  63,774,000
                                                                                      ---------------   --------------
                                                                                      ---------------   --------------


                                          2
     The accompanying notes are an integral part of these financial statements.

                        OLYMPIC CASCADE FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                         -------Quarter Ended-------
                                                        December 31,     December 31,
                                                            1997             1996
                                                       -------------    --------------
REVENUES:
Commissions                                            $  5,803,000      $  3,888,000
Net dealer inventory gains (losses)                       1,145,000          (253,000)
Interest                                                  1,049,000           900,000
Transfer fees                                               207,000           158,000
Underwriting                                              6,967,000         4,780,000
Other                                                       231,000            58,000
                                                       -------------    --------------

TOTAL REVENUES                                           15,402,000         9,531,000
                                                       -------------    --------------
EXPENSES:
Commissions                                               8,315,000         5,796,000
Salaries                                                  2,894,000         1,056,000
Clearing fees                                               429,000           131,000
Communications                                              499,000           176,000
Occupancy costs                                             899,000           416,000
Interest                                                    691,000           537,000
Professional fees                                           334,000           113,000
Taxes, licenses, registration                               241,000           207,000
Other                                                       790,000           216,000
                                                       -------------    --------------

TOTAL EXPENSES                                           15,092,000         8,648,000
                                                       -------------    --------------

Income from operations before income taxes                  310,000           883,000
Provision for income taxes                                 (118,000)         (302,000)
                                                       -------------    --------------

NET INCOME                                             $    192,000      $    581,000
                                                       -------------    --------------
                                                       -------------    --------------

EARNINGS PER COMMON SHARE
          Basic Earnings Per Share                     $       0.13      $       0.53
                                                       -------------    --------------
                                                       -------------    --------------
          Diluted Earnings Per Share                   $       0.12      $       0.43
                                                       -------------    --------------
                                                       -------------    --------------


                                          3
     The accompanying notes are an integral part of these financial statements.

                        OLYMPIC CASCADE FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                                          ------Quarter Ended--------
                                                                         December 31,     December 31,
                                                                             1997             1996
                                                                       ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $     192,000    $     581,000
   Adjustments to reconcile net income to net
   cash from operating activities
          Depreciation and amortization                                       194,000           50,000
   Changes in assets and liabilities
          Cash, cash equivalents and securities                            (5,637,000)         516,000
          Deposits                                                            474,000           12,000
          Receivables                                                         519,000       (2,173,000)
          Income taxes receivable (payable)                                   482,000         (123,000)
          Securities held for resale                                       (1,336,000)         695,000
          Other assets                                                       (576,000)        (129,000)
          Payables                                                          3,800,000         (483,000)
          Securities sold, but not yet purchased                             (605,000)        (665,000)
          Accounts payable, accrued expenses, and other liabilities          (779,000)        (423,000)
                                                                       ---------------  ----------------
                                                                           (3,272,000)      (2,142,000)
                                                                       ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of fixed assets                                           (162,000)        (330,000)
                                                                       ---------------  ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
          Borrowings on line of credit                                      2,500,000              -
          Proceeds from notes payable                                         946,000
          Issuance of common stock through exercise of stock options              -            132,000
                                                                       ---------------  ----------------
                                                                            3,446,000          132,000
                                                                       ---------------  ----------------

INCREASE (DECREASE) IN CASH                                                    12,000       (2,340,000)

CASH BALANCE
          Beginning of the period                                             979,000        2,726,000
                                                                       ---------------  ----------------

          End of the period                                             $     991,000   $      386,000
                                                                       ---------------  ----------------
                                                                       ---------------  ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
          Cash paid during the period for
          Interest                                                      $     670,000   $      537,000
                                                                       ---------------  ----------------
                                                                       ---------------  ----------------
          Income taxes                                                  $         -     $      425,000
                                                                       ---------------  ----------------
                                                                       ---------------  ----------------

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
          ACTIVITIES
          Original issue discount on notes payable                      $     128,000   $          -
                                                                       ---------------  ----------------
                                                                       ---------------  ----------------

                                          4
     The accompanying notes are an integral part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION AND
                                     SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997 AND DECEMBER 31, 1996

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

          In July 1997, the Company acquired all of the outstanding stock of Travis, a Salt Lake City, Utah based broker-dealer focusing on private placement of securities for emerging and middle market companies in the U.S. and internationally. Travis was acquired in exchange for 20,000 unregistered shares of Olympic common stock valued at $90,000. The Company recorded this transaction under the purchase method of accounting and has recorded goodwill of $45,000 for the purchase price and direct costs in excess of the net fair value of the assets acquired (See also Note 8).

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

          The operating results of these acquired companies are included in the consolidated statement of income from their respective acquisition dates. Goodwill resulting from these transactions is being amortized over 5 to 25 years.

          BASIS OF PRESENTATION AND USE OF ESTIMATES - In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Olympic's 1997 Form 10-K.

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

          EARNINGS PER SHARE - Basic earnings per common share is based upon the net income for the quarter divided by the weighted average number of common shares outstanding during the quarter. For the first quarter of fiscal 1998 and 1997, the number of shares used in the basic earnings per share calculation was 1,450,983 and 1,099,509, respectively. Diluted earnings per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method at the beginning of the quarter. For the first quarter of fiscal years 1998 and 1997, the number of shares used in the diluted earnings per share calculation was 1,588,882 and 1,359,308, respectively. All shares used in the basic and diluted calculations have been restated to show the effect of the stock dividends as described in Note 4. The Company adopted FAS No. 128 in the first quarter of fiscal 1998. The calculation of earnings per share under FAS No. 128 is not materially different than earnings per share calculated under the previous method.

          INCOME TAXES - The Company utilizes an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on currently enacted tax laws and rates.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


          FISCAL YEAR - The Company has a 52 or 53 week year, ending on the last Friday in September.

          CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers only cash subject to immediate withdrawal. Cash, cash equivalents and securities are not considered a change in cash for this purpose.


NOTE 2 - LINE OF CREDIT

          National has an unsecured line of credit of up to $3,000,000. The line is subject to renewal in March 1998. Borrowings bear interest at the bank's prime rate. Interest is payable monthly. These borrowings are short-term and have not extended beyond a few days. Although at times National has not satisfied, and may not in the future, satisfy a minor loan covenant, the bank has continued to provide all necessary borrowings. At December 31, 1997, National had $2,500,000 in borrowings outstanding.


NOTE 3 - NOTES PAYABLE

          On November 17, 1997, the Company executed two promissory notes totaling $925,000. The notes bear interest at 8% and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the notes, warrants for the purchase of 120,000 shares at an exercise price of $5.625 per share of the Company's common stock were issued. The warrants were valued at $120,000 and have been recorded as a discount to the notes.

          On January 28, 1998, the Company executed a promissory note for $1,000,000. This note bears interest at 8% and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the note, warrants for the purchase of 157,500 shares at an exercise price of $5.34 per share of the Company's common stock were issued. The warrants were valued at $157,500 and have been recorded as a discount to the note.


NOTE 4 - STOCKHOLDER'S EQUITY

          STOCK DIVIDENDS - The Company issued stock dividends on January 27, 1997, May 30, 1997, September 10, 1997 and December 22, 1997. All references in the accompanying financial statements to the number of stock options and warrants, and earnings per share have been restated to reflect the dividends.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


NOTE 5 - CONTINGENCIES

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

          In October 1997, a corporation served National with a complaint alleging National and a former National representative breached a contract and committed various torts by failing to perform an alleged promise to raise capital for plaintiff through an initial public offering of stock. The plaintiff sought not less than $8.5 million in actual damages and not less than $42.5 million in punitive damages. National negotiated agreements whereby applicable statutes of limitations would be tolled through March 31, 1998 and all claims against it would be dismissed. On November 4, 1997, all claims against National were dismissed without prejudice.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


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

NOTE 8 - SUBSEQUENT EVENT

     In January 1998, the Company concluded that it could best maximize its profit potential through a strategic alliance with Travis rather than through a
direct investment.   This transaction is in the process of being restructured
accordingly with an effective date of January 1, 1998. Olympic acquired Travis in July 1997.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT CONTAIN CERTAIN FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY, INCLUDING CHANGING MARKET CONDITIONS AND OTHER RISKS DETAILED IN THIS REPORT, THE COMPANY'S ANNUAL REPORT OR FORM 10-K AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

The Company's first quarter of fiscal 1998 resulted in significant increases in both revenues and expenses compared with the same period of fiscal 1997. These increases are due to growth in brokerage operations and corporate finance business, including the underwriting of securities to the public and arranging for the private placement of securities with investors.

Revenues increased $5,871,000, or 62% to $15,402,000 from $9,531,000.  This increase is due to favorable market conditions, the addition of investment executives and the Company's success in corporate financing activities. The most significant components of this increase were underwriting revenue and commission revenue. Underwriting activities, through National and Friend, generated additional revenue of $2,187,000, an increase of 46% to $6,967,000 from $4,780,000. National through the management of two underwritings and co-management of one underwriting with Friend, as well as three successful private placements, generated $3,873,000 during the quarter. Friend managed its first underwriting during the quarter and participated in several other underwritings and private placements, generating $3,004,000 of underwriting revenue. Commission revenue increased $1,915,000, or 49% to $5,803,000 from $3,888,000. This increase was due to a strong securities market, which increased retail trading activity, and the production of Friend and WestAmerica. Friend and WestAmerica were acquired during fiscal 1997 and were not included in the results for the first quarter of fiscal 1997. Friend and WestAmerica had combined commission revenue of $1,441,000 in the first quarter of fiscal 1998. Additionally, net dealer inventory gains increased $1,398,000 to $1,145,000 in fiscal 1998 from a loss of $253,000 in fiscal 1997. Due to the strong securities market the Company had success in its trading activities whereas in fiscal 1997 the Company had net dealer inventory losses attributable to market stabilization for securities that the Company had underwritten.

Concurrent with the 62% increase in revenues, total expenses grew by 75%. Total expenses increased by $6,444,000 to $15,092,000 from $8,648,000. This rise in expenses was anticipated as increased trading activity creates increased commission payouts, and increased underwriting activities increases various expenses including commission expense. Commission expense increased $2,519,000, or 43% to $8,315,000 from

                          MANAGEMENT DISCUSSION AND ANALYSIS
                                     (CONTINUED)

$5,796,000.  Salaries increased $1,838,000 or 174% to $2,894,000 from
$1,056,000. This increase is due to the addition of Friend, WestAmerica and Travis, which primarily have employees as opposed to independent contractors, thereby increasing the number of people who receive salaries from that in fiscal 1997. Overall, combined commissions and salaries as a percentage of revenue increased less than 1% to approximately 73% from approximately 72% in the first quarter of fiscal 1998 and 1997, respectively.

As anticipated with the addition of Friend, WestAmerica and Travis each of which operate independently, expenses regarding communications, occupancy, clearing and other have increased from fiscal 1997 to fiscal 1998. Communication expenses mainly telephone, telequote and mailing have increased $323,000 or 184% to $499,000 from $176,000. Occupancy expense, consisting mainly of rent, office supplies and depreciation has increased $483,000 or 116% to $899,000 from $416,000. This increase relates to the occupancy costs of additional subsidiaries acquired as well as National adding offices in New York and Los Angeles and increased depreciation associated with furnishing the Chicago office and upgrading the computer systems. Clearing fees increased $298,000 or 227% to $429,000 from $131,000. Finally, other expenses increased $574,000 to $790,000 from $216,000 in the first quarter of fiscal 1998 and 1997, respectively. With the addition of the subsidiaries and formation of Olympic other expenses have increased. Included in these other expenses are increased travel expense of $207,000, increased insurance expense of $56,000 and non-operating expenses of $175,000.

Overall, net income decreased $389,000 to $192,000 or $.12 per share from $581,000 or $.43 per share for the first quarter ended December 31, 1997 compared with the first quarter ended December 31, 1996, respectively. The Company adopted FAS No. 128 in the first quarter of fiscal 1998. The calculation of earnings per share under FAS No. 128 is not materially different than earnings per share calculated under the previous method.

LIQUIDITY AND CAPITAL RESOURCES

As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash.
These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving unsecured credit facility with Seafirst Bank and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. These borrowings are short-term and have not extended beyond a few days. Although at times National has not satisfied and may not in the future satisfy a minor loan covenant, the bank has continued to provide all necessary borrowings. At December 31, 1997 National had $2,500,000 of borrowing outstanding. This borrowing was repaid within the first three days of January.

                          MANAGEMENT DISCUSSION AND ANALYSIS
                                     (CONTINUED)

On November 17, 1997, the Company executed two promissory notes totaling $925,000. The notes bear interest at 8% and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the notes, warrants for the purchase of 120,000 shares at an exercise price of $5.625 per share of the Company's common stock were issued. The warrants were valued at $120,000 and have been recorded as a discount to the notes.

On January 28, 1998, the Company executed a promissory note totaling $1,000,000. This note bears interest at 8% and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the note, warrants for the purchase of 157,500 shares at an exercise price of $5.34 per share of the Company's common stock were issued. The warrants were valued at $157,500 and have been recorded as a discount to the note.

National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At December 31, 1997, National's net capital exceeded the requirement by $1,654,000.

Friend and WestAmerica, as registered broker-dealers are also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that each company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At December 31, 1997, Friend's and WestAmerica's net capital exceeded the requirement by $373,000 and $205,000, respectively.

Travis, also subject to the SEC's Net Capital Rule, is required to maintain the greater of $5,000 or 6 2/3% of aggregate indebtedness. At December 31, 1997, Travis' net capital exceeded the requirement by $20,893.

Advances, dividend payments and other equity withdrawals from National, Friend, WestAmerica or Travis are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers. Cash flow from operations and earnings contribute significantly to liquidity.

Unlike the Company's other subsidiaries, National requires its investment executives to be responsible for substantially all of the overhead expenses associated with their sales efforts, including their office furniture, sales assistants, telephone service and supplies.

                          MANAGEMENT DISCUSSION AND ANALYSIS
                                     (CONTINUED)

The Company believes its internally generated liquidity, together with access to external capital and debt resources will be sufficient to satisfy existing operations. However, if the Company continues to expand its operations and acquire other businesses the Company will require additional capital.




                                       PART II

ITEM 1 - LEGAL PROCEEDINGS

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

                                  LEGAL PROCEEDINGS
                                     (CONTINUED)



In October 1997, a corporation served National with a complaint alleging National and a former National representative breached a contract and committed various torts by failing to perform an alleged promise to raise capital for plaintiff through an initial public offering of stock. The plaintiff sought not less than $8.5 million in actual damages and not less than $42.5 million in punitive damages. National negotiated agreements whereby applicable statutes of limitations would be tolled through March 31, 1998 and all claims against it would be dismissed. On November 4, 1997, all claims against National were dismissed without prejudice.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims which arise out of the normal course of business.

The Company intends to vigorously defend itself in these actions, and in any event, does not believe these actions singularly or combined would have a material adverse effect on the Company's financial statements or business operations.


ITEMS 2, 3, 4, 5 AND 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES





February 12, 1998                   By: Steven A. Rothstein
Date                                    Steven A. Rothstein, Chairman
                                        and Chief Executive Officer



February 12, 1998                   By: Robert H. Daskal
Date Robert H. Daskal, Senior Vice President, Chief Financial Officer and Treasurer