Form 10-Q
period 1998-03-27
OLYMPIC CASCADE FINANCIAL CORP
filed 1998-05-11
CIK 1023844

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                     FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 27, 1998           Commission File Number 001-12629

                       OLYMPIC CASCADE FINANCIAL CORPORATION
                      ---------------------------------------
                      (Exact name of registrant as specified)


     DELAWARE                                                 36-4128138
-------------------------------                         -----------------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


       875 North Michigan Avenue, Suite 1560, Chicago, Illinois   60611
       ----------------------------------------------------------------
        (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:           (312) 751-8833

    Former Address: 1001 Fourth Ave, Suite 2200, Seattle, Washington 98154
    ----------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                       if changed since last report)

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
The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at May 7, 1998 was 1,518,516.

                       OLYMPIC CASCADE FINANCIAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                               March 27,   September 26,
                                                                 1998           1997
                                                              (unaudited)    (audited)
                                                             ------------  ------------
CASH, subject to immediate withdrawal                         $   706,000   $   979,000
CASH, CASH EQUIVALENTS AND SECURITIES                          25,549,000    30,934,000
DEPOSITS                                                        2,013,000     1,292,000
RECEIVABLES
     Customers                                                 30,969,000    22,114,000
     Brokers and dealers                                        1,649,000     1,847,000
     Other                                                      1,013,000       481,000
     Income tax receivable                                        410,000       597,000
SECURITIES HELD FOR RESALE, at market                           2,676,000     2,066,000
FIXED ASSETS, net                                               1,541,000     1,528,000
GOODWILL, net                                                   1,314,000     1,391,000
OTHER ASSETS                                                      916,000       545,000
                                                              -----------   -----------
                                                              $68,756,000   $63,774,000
                                                              -----------   -----------
                                                              -----------   -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

BANK LINE OF CREDIT                                           $ 1,200,000   $       -
PAYABLES
     Customers                                                 52,694,000    48,828,000
     Brokers and dealers                                        1,083,000     1,752,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                 677,000     1,047,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES        3,035,000     3,634,000
NOTES PAYABLE                                                   2,548,000       909,000
                                                              -----------   -----------
                                                               61,237,000    56,170,000
                                                              -----------   -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 2,000,000 shares
       authorized, none issued and outstanding                        -             -
     Common stock, $.02 par value, 10,000,000 shares
       authorized, 1,518,516 and 1,444,205 shares issued
       and outstanding, respectively                               30,000        29,000
     Additional paid-in capital                                 5,696,000     5,045,000
     Retained earnings                                          1,793,000     2,530,000
                                                              -----------   -----------
                                                                7,519,000     7,604,000
                                                              -----------   -----------
                                                              $68,756,000   $63,774,000
                                                              -----------   -----------
                                                              -----------   -----------

                                        2
      The accompanying notes are an integral part of these finanial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        -For The Quarter Ended-   ---The Six Months Ended--
                                         March 27,    March 27,     March 27,     March 27,
                                           1998         1997          1998          1997
                                        ----------   ----------   -----------   -----------
REVENUES:
Commissions                             $5,489,000   $4,076,000   $11,292,000   $ 7,964,000
Net dealer inventory gains               1,917,000      719,000     3,062,000       466,000
Interest                                   984,000      929,000     2,033,000     1,829,000
Transfer fees                              183,000      147,000       390,000       305,000
Underwriting                             1,310,000    2,026,000     8,276,000     6,806,000
Other                                      290,000       95,000       521,000       153,000
                                        ----------   ----------   -----------   -----------
TOTAL REVENUES                          10,173,000    7,992,000    25,574,000    17,523,000
                                        ----------   ----------   -----------   -----------
EXPENSES:
Commissions                              5,443,000    4,382,000    13,757,000    10,178,000
Salaries                                 1,894,000    1,247,000     4,789,000     2,303,000
Clearing fees                              415,000      198,000       844,000       329,000
Communications                             475,000      258,000       974,000       434,000
Occupancy costs                            912,000      591,000     1,811,000     1,007,000
Interest                                   667,000      522,000     1,358,000     1,059,000
Professional fees                          164,000      136,000       498,000       249,000
Taxes, licenses, registration              251,000      258,000       492,000       509,000
Other                                      824,000      513,000     1,614,000       685,000
                                        ----------   ----------   -----------   -----------
TOTAL EXPENSES                          11,045,000    8,105,000    26,137,000    16,753,000
                                        ----------   ----------   -----------   -----------

Income (loss) from operations before
  income taxes                            (872,000)    (113,000)     (563,000)      770,000
Income tax (expense) benefit               295,000       38,000       178,000      (262,000)
                                        ----------   ----------   -----------   -----------
NET INCOME (LOSS)                       $ (577,000)  $  (75,000)  $  (385,000)  $   508,000
                                        ----------   ----------   -----------   -----------
                                        ----------   ----------   -----------   -----------
EARNINGS (LOSS) PER COMMON SHARE
     Basic Earnings (Loss) Per Share    $    (0.38)  $    (0.06)  $     (0.26)  $      0.46
                                        ----------   ----------   -----------   -----------
                                        ----------   ----------   -----------   -----------
     Diluted Earnings (Loss) Per Share  $    (0.38)  $    (0.06)  $     (0.26)  $      0.36
                                        ----------   ----------   -----------   -----------
                                        ----------   ----------   -----------   -----------

BASIC COMMON SHARES OUTSTANDING
FOR THE PERIOD                           1,517,674    1,176,927     1,482,496     1,108,813
                                        ----------   ----------   -----------   -----------
                                        ----------   ----------   -----------   -----------

DILUTED COMMON SHARES OUTSTANDING
FOR THE PERIOD                           1,517,674    1,176,927     1,482,496     1,405,584
                                        ----------   ----------   -----------   -----------
                                        ----------   ----------   -----------   -----------

                                      3
      The accompanying notes are an integral part of these finanial statements.

                       OLYMPIC CASCADE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                              -For The Six Month's Ended-
                                                               March 27,       March 27,
                                                                 1998             1997
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                          $  (385,000)    $   508,000
   Adjustments to reconcile net income (loss) to net
   cash from operating activities
     Depreciation and amortization                                392,000         117,000
   Changes in assets and liabilities
     Cash, cash equivalents and securities                      5,385,000      (3,340,000)
     Deposits                                                    (721,000)       (420,000)
     Receivables                                               (9,189,000)     (8,257,000)
     Income taxes receivable (payable)                            187,000        (766,000)
     Securities held for resale                                  (610,000)        488,000
     Other assets                                                (421,000)     (1,331,000)
     Customer and broker payables                               3,197,000       6,524,000
     Securities sold, but not yet purchased                      (370,000)       (930,000)
     Accounts payable, accrued expenses, and other liabilities   (593,000)       (193,000)
                                                              -----------     -----------
                                                               (3,128,000)     (7,600,000)
                                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                                    (278,000)       (746,000)
                                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on line of credit                               1,200,000       3,200,000
     Proceeds from notes payable                                1,925,000             -
     Borrowings from shareholders                                     -           800,000
     Issuance of common stock through exercise of
       stock options                                                8,000         283,000
     Issuance of common stock in business combination                 -         1,375,000
                                                              -----------     -----------
                                                                3,133,000       5,658,000
                                                              -----------     -----------

(DECREASE) IN CASH                                               (273,000)     (2,688,000)

CASH BALANCE
     Beginning of the period                                      979,000       2,727,000
                                                              -----------     -----------
     End of the period                                        $   706,000     $    39,000
                                                              -----------     -----------
                                                              -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
     Interest                                                 $ 1,309,000     $ 1,059,000
                                                              -----------     -----------
                                                              -----------     -----------
     Income taxes                                             $       -       $ 1,028,000
                                                              -----------     -----------
                                                              -----------     -----------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES
     Warrants issued as a discount on notes payable           $   293,000     $       -
                                                              -----------     -----------
                                                              -----------     -----------
     Note receivable from restructuring investment            $   281,000     $       -
                                                              -----------     -----------
                                                              -----------     -----------

                                      4
      The accompanying notes are an integral part of these finanial statements.

                    OLYMPIC CASCADE FINANCIAL CORPORATION AND
                                  SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 27, 1998 AND MARCH 27, 1997

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS - Olympic Cascade Financial Corporation ("Olympic" or the "Company") is a diversified financial services organization, operating through its wholly owned subsidiaries, National Securities Corporation ("National"), L. H. Friend, Weinress, Frankson & Presson, Inc. ("Friend") and WestAmerica Investment Group ("WestAmerica"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies through institutional research and sales and investment banking services for both public offerings and private placements, and also provides retail brokerage and trade clearance operations.

        CORPORATE RESTRUCTURING - In November 1996, the Company's stockholders approved a restructuring whereby National's stockholders exchanged their shares of common stock on a one-for-one basis for shares of common stock of the Company resulting in National (a Washington corporation) becoming a wholly owned subsidiary of Olympic (a Delaware corporation). This restructuring became effective in February 1997 and was accounted for as a pooling of interests.

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

        In July 1997, the Company acquired all of the outstanding stock of Travis Capital, Inc. ("Travis"), a Salt Lake City, Utah based broker-dealer focusing on private placement of securities for emerging and middle market companies in the U.S. and internationally. Travis was acquired in exchange for 20,000 unregistered shares of Olympic common stock valued at $90,000. The Company recorded this transaction under the purchase method of accounting and recorded goodwill of $45,000 for the purchase price and direct costs in excess of the net fair value of the assets acquired. In January 1998, this acquisition was restructured as described in Note 6.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

        The operating results of these acquired companies are included in the consolidated statements of operations from their respective acquisition dates. Goodwill resulting from these transactions is being amortized over 5 to 25 years.

        BASIS OF PRESENTATION AND USE OF ESTIMATES - In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes there to included in Olympic's 1997 Form 10-K.

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

        EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per common share is based upon the net income (loss) for the quarter divided by the weighted average number of common shares outstanding during the quarter. For the second quarter of fiscal 1998 and 1997, the number of shares used in the basic earnings (loss) per share calculation was 1,517,674 and 1,176,927 respectively. For the first six months of fiscal 1998 and 1997, the number of shares used in the basic earnings (loss) per share calculation was 1,482,496 and 1,108,813, respectively. Diluted earnings (loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method at the beginning of the quarter. For the second quarter of fiscal 1998 and 1997, the number of shares used in the diluted earnings (loss) per share calculation was 1,517,674 and 1,176,927, respectively. For the first six months of fiscal 1998 and 1997, the number of shares used in the diluted earnings (loss) per share calculation was 1,482,496 and 1,405,584, respectively. All shares used in the basic and diluted calculations have been restated to show the effect of the stock dividends as described in Note 4. The Company adopted FAS No. 128 in the first quarter of fiscal 1998. The calculation of earnings (loss) per share under FAS No. 128 is not materially different than earnings (loss) per share calculated under the previous method.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

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

NOTE 2 - LINE OF CREDIT

        National has an unsecured line of credit of $3,000,000. The line is subject to renewal in March 1999. Borrowings bear interest at the bank's prime rate. Interest is payable monthly. These borrowings are short-term and have not extended beyond a few days. At March 27, 1998, National had $1,200,000 of borrowings outstanding.

NOTE 3 - NOTES PAYABLE

        On November 17, 1997, the Company executed two promissory notes totaling $925,000. The notes bear interest at 6% and 8% with the principal to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the notes, warrants for the purchase of 126,000 shares at an exercise price of $5.36 per share of the Company's common stock were issued. The warrants were valued at $120,000 and have been recorded as a discount to the notes.

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

NOTE 4 - STOCKHOLDERS' EQUITY

        STOCK DIVIDENDS - The Company issued stock dividends on January 27, 1997, May 30, 1997, September 10, 1997 and December 22, 1997. All references in the accompanying financial statements to the number of stock options and warrants, and earnings (loss) per share have been restated to reflect the dividends.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

NOTE 5 - CONTINGENCIES

          In April 1997, certain individuals brought action against the Company and its subsidiary National, alleging National breached an agreement to purchase their shares of Interact Medical Technologies Corp. ("Interact").
 The plaintiffs alleged claims under section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, for common law fraud and misrepresentation, for breach of express and implied contract, and for negligence and are seeking damages in excess of $4,000,000.

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

        In May 1997, a Trust brought action against the Company, its subsidiary National, and several officers and directors of the Company and National, originally alleging fraud, breach of fiduciary duties and state securities law violations in connection with the share exchange between the Company and National (the "Share Exchange") and otherwise. The plaintiff, prosecuting the case both individually and derivatively, seeks monetary damages, corporate dissolution of the Company and National, recission of the Share Exchange, and the fair value of its shares in an appraisal proceeding. In an amended pleading, plaintiff dropped all allegations of fraud and the claim for recission of the Share Exchange, and alleged that the defendants breached fiduciary duties by, among other things, secretly receiving excessive and otherwise inappropriate overrides and other compensation, and that defendants traded in the Company's stock with knowledge of material, non-public information. The second amended complaint also alleges that the proxy statement underlying the Share Exchange wrongly failed to disclose that stockholders' rights would be governed by Delaware, and not Washington law, and that the plaintiff was wrongly denied access to the Company's books and records. The case is proceeding in the Federal District Court for the Western District of Washington.

        In October 1997, a corporation served National with a complaint alleging National and a former National representative breached a contract and committed various torts by failing to perform an alleged promise to raise capital for plaintiff through an initial public offering of stock. The plaintiff sought not less than $8.5 million in actual damages and not less than $42.5 million in punitive damages. National negotiated agreements whereby applicable statutes of limitations would be tolled through May 31, 1998 and all claims against it would be dismissed. On November 4, 1997, all claims against National were dismissed without prejudice.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

        The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims which arise out of the normal course of business.

        The Company intends to vigorously defend itself in these actions and believes it has meritorious defenses.

NOTE 6 - RESTRUCTURING

          The Company concluded that it could best maximize its profit potential through a strategic alliance with Travis rather than through a direct investment. Effective January 1, 1998, the Company sold its investment in Travis to Travis & Company in exchange for a note receivable of $280,650 which is included in other assets. The Company wrote-off unamortized goodwill of $40,000, recorded a gain of approximately $97,000 and recorded a corresponding allowance on the note receivable of $97,000.

NOTE 7 - SUBSEQUENT EVENT

          In April 1997, the Company entered into a sale and leaseback agreement with an outside funding company. As part of the agreement the Company sold certain fixed assets to the funding company for $815,000 and
agreed to lease these assets back over a forty-eight month period.   The
Company recorded no gain or loss and has recorded this transaction as a capital lease.

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

     QUARTER ENDED MARCH 27, 1998 COMPARED TO QUARTER ENDED MARCH 27, 1997

     The Company's second quarter of fiscal 1998 resulted in significant increases in both revenues and expenses compared with the same period of fiscal 1997. These increases are due to growth in brokerage operations including increased retail and institutional commissions and increased principal trading activity.

     Revenues increased $2,181,000, or 27% to $10,173,000 from $7,992,000.
This increase is due to favorable market conditions and the addition of investment executives. The most significant components of this increase were commission revenue and net dealer inventory gains. Commission revenue increased $1,413,000, or 35% to $5,489,000 from $4,076,000. This increase was due to a strong securities market, which increased retail trading activity, and the production of Friend and WestAmerica. Friend was acquired in March 1997 and therefore only the results of March 1997 were included in the results of the second quarter of fiscal 1997. WestAmerica was acquired after the second quarter in fiscal 1997 and therefore their results were not included in the results for the second quarter of fiscal 1997. Friend and WestAmerica had combined commission revenue of $1,070,000 in the second quarter of fiscal 1998. Additionally, net dealer inventory gains increased $1,198,000 to $1,917,000 in fiscal 1998 from $719,000 in fiscal 1997. This increase of 167% was due to the continued strength of the securities markets.

     Underwriting revenue decreased $716,000 or 35% to $1,310,000 from $2,026,000 in the second quarter fiscal 1998 compared with the second quarter fiscal 1997, respectively. During the second quarter fiscal 1998, the Company's subsidiaries generated revenue by participating in public underwritings and providing other corporate finance services such as advisory services and private placement of securities, however, the Company's subsidiaries did not manage any public underwritings. In the second quarter fiscal 1997, the Company's subsidiaries managed three public underwritings that raised approximately $17 million in proceeds.

     Concurrent with the 27% increase in revenues, total expenses grew by 36%. Total expenses increased by $2,940,000 to $11,045,000 from $8,105,000.
This rise in expenses was anticipated as increased trading activity creates increased commission payouts. The structuring of Olympic and the addition of Friend and WestAmerica increased various other expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (CONTINUED)

     Commission expense increased $1,061,000, or 24% to $5,443,000 from $4,382,000. Salaries increased $647,000 or 52% to $1,894,000 from
$1,247,000. This increase is due to the addition of Friend and WestAmerica, which primarily have employees as opposed to independent contractors, thereby increasing the number of people who receive salaries in fiscal 1998.
Overall, combined commissions and salaries as a percentage of revenue increased less than 1.5% to approximately 72% from approximately 70.5% in the first quarter of fiscal 1998 and 1997, respectively.

     As anticipated with the structuring of Olympic and the addition of Friend and WestAmerica each of which operate independently, expenses regarding communications, occupancy, clearing and other have increased from fiscal 1997 to fiscal 1998. Communication expenses mainly telephone, telequote and mailing have increased $217,000 or 84% to $475,000 from
$258,000.   Occupancy expense, consisting mainly of rent, office supplies and depreciation has increased $321,000 or 54% to $912,000 from $591,000. This increase relates to the occupancy costs of additional subsidiaries acquired as well as National adding offices in New York and Los Angeles and increased depreciation associated with furnishing the Chicago office and upgrading computer systems. Clearing fees increased $217,000 or 110% to $415,000 from $198,000. Finally, other expenses increased $311,000 to $824,000 from $513,000 in the second quarter of fiscal 1998 and 1997, respectively. With the addition of the subsidiaries and formation of Olympic other expenses have increased. The $311,000 increase is primarily made up of increased travel expense of $135,000, increased insurance expense of $49,000 and amortization of goodwill of $62,000 which occurred in second quarter fiscal 1998.

     Overall, the net (loss) increased ($502,000) to ($577,000) or ($.38) per share from ($75,000) or ($.06) per share for the second quarter ended March 27, 1998 compared with the second quarter ended March 27, 1997, respectively. The Company adopted FAS No. 128 in the first quarter of fiscal 1998. The calculation of earnings (loss) per share under FAS No. 128 is not materially different than earnings (loss) per share calculated under the previous method.

          SIX MONTHS ENDED MARCH 27, 1998 COMPARED TO SIX MONTHS
                         ENDED MARCH 27, 1997

     For the six months total revenues increased 46% to $25,574,000 in fiscal 1998 from $17,523,000 in fiscal 1997. Concurrent with this increase in revenues was a 56% increase in expenses to $26,137,000 in fiscal 1998 from $16,753,000 in fiscal 1997. The majority of the increase in expenses is directly related to increase in revenues. However, the Company incurred additional other expenses during the six months of fiscal 1998 that are discussed in the quarterly comparisons above.

     The most significant components of the increase in total revenues are the increase in commission revenue, increase dealer inventory gains and the increase in underwriting

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (CONTINUED)

revenue. Commission revenue increased $3,328,000 or 42% to $11,292,000 in 1998 from $7,964,000 in 1997. This increase was the result of added investment executives through the addition of Friend and WestAmerica and the addition of offices in Los Angeles and New York. Revenues from net dealer inventory gains or principal trading activities increased 557% or $2,596,000 to $3,062,000 from $466,000 in fiscal 1998 compared with fiscal 1997 due to the continued strength of the securities market. Additionally, underwriting revenue increased $1,470,000 or 22% to $8,276,000 from $6,806,000 in fiscal
1998 to fiscal 1997, respectively. This increase for the six months was primarily the result of the Company's active first quarter fiscal 1998. National through the management of two public underwritings and three successful private placements generated $3,873,000 of underwriting revenue during the quarter. Friend managed its first underwriting during the quarter and participated in several other underwritings and private placements, generating $3,004,000 of underwriting revenue. In total the Company's subsidiaries raised over $55 million in proceeds. In comparison during the first six months of fiscal 1997 the Company's subsidiaries managed five public underwritings which totaled more than $104 million in proceeds.

     Correspondingly, commission expense, the most significant expense component, increased by $3,579,000 or 35% to $13,757,000 in 1998 from $10,178,000 in 1997. The increase in commission expense is a direct result of the increase in revenues. Salaries increased $2,486,000 or 108% to $4,789,000 from $2,303,000. This increase is due to the addition of Friend and WestAmerica and Travis (only for the first quarter fiscal 1998), which primarily have employees as opposed to independent contractors, thereby increasing the number of people who receive salaries from that in fiscal 1997. Overall, combined commissions and salaries as a percentage of revenue increased less than 1.5% to 72.5% from 71.2% in the first six months of 1998 from the first six months of 1997.

     Overall, the Company reported a net (loss) for the first six months of fiscal 1998 which totaled ($385,000) or ($0.26) per share versus net income of $508,000 or $0.36 per share for the first six months of fiscal 1997. The Company adopted FAS No. 128 in the first quarter of fiscal 1998. The calculation of earnings (loss) per share under FAS No. 128 is not materially different than earnings (loss) per share calculated under the previous method.

LIQUIDITY AND CAPITAL RESOURCES

     As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving unsecured credit facility with Seafirst Bank and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. These borrowings are short-term and have not extended beyond a few days. At March

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (CONTINUED)

27, 1998 National had $1,200,000 of borrowings outstanding. This borrowing was repaid within three days.

     On November 17, 1997, the Company executed two promissory notes totaling $925,000. The notes bear interest at 6% and 8% with the principal to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the notes, warrants for the purchase of 126,000 shares at an exercise price of $5.36 per share of the Company's common stock were issued. The warrants were valued at $120,000 and have been recorded as a discount to the notes.

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

     In April 1997, the Company entered into a sale and leaseback agreement with an outside funding company. As part of the agreement the Company sold certain fixed assets to the funding company for $815,000 and agreed to lease
these assets back over a forty-eight month period.   The Company recorded no
gain or loss and has recorded this transaction as a capital lease.

     National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At March 27, 1998, National's net capital exceeded the requirement by $2,044,000.

     Friend and WestAmerica, as registered broker-dealers are also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that each company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At March 31, 1998, Friend's and WestAmerica's net capital exceeded the requirement by $289,000 and $287,000, respectively.

     Advances, dividend payments and other equity withdrawals from National, Friend, or WestAmerica are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

     The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers. Cash flow from operations and earnings contribute significantly to liquidity.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (CONTINUED)

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

                                    PART II

ITEM 1 - LEGAL PROCEEDINGS

     In April 1997, certain individuals brought action against the Company and its subsidiary National, alleging National breached an agreement to purchase their shares of Interact Medical Technologies Corp. ("Interact"). The plaintiffs alleged claims under section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, for common law fraud and misrepresentation, for breach of express and implied contract, and for negligence and are seeking damages in excess of $4,000,000.

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

     In May 1997, a Trust brought action against the Company, its subsidiary National, and several officers and directors of the Company and National, originally alleging fraud, breach of fiduciary duties and state securities law violations in connection with the share exchange between the Company and National (the "Share Exchange") and otherwise. The plaintiff, prosecuting the case both individually and derivatively, seeks monetary damages, corporate dissolution of the Company and National, recission of the Share Exchange, and the fair value of its shares in an appraisal proceeding. In an amended pleading, plaintiff dropped all allegations of fraud and the claim for recission of the Share Exchange, and alleged that the defendants breached fiduciary duties by, among other things, secretly receiving excessive and otherwise inappropriate overrides and other compensation, and that defendants traded in the Company's stock with knowledge of material, non-public information. The second amended complaint also alleges that the proxy statement underlying the Share Exchange wrongly failed to disclose that stockholders' rights would be governed by Delaware, and not Washington law, and that the plaintiff was wrongly denied access to the Company's books and records. The case is proceeding in the Federal District Court for the Western District of Washington.

                              LEGAL PROCEEDINGS
                                  (CONTINUED)

     In October 1997, a corporation served National with a complaint alleging National and a former National representative breached a contract and committed various torts by failing to perform an alleged promise to raise capital for plaintiff through an initial public offering of stock. The plaintiff sought not less than $8.5 million in actual damages and not less than $42.5 million in punitive damages. National negotiated agreements whereby applicable statutes of limitations would be tolled through May 31, 1998 and all claims against it would be dismissed. On November 4, 1997, all claims against National were dismissed without prejudice.

     The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims which arise out of the normal course of business.

     The Company intends to vigorously defend itself in these actions and believes it has meritorious defenses.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6 - EXHIBITS AND REPORTS

10.37    Sale and Leaseback Agreement

27.      Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES





May 7, 1998                   By: Steven A. Rothstein
Date                              Steven A. Rothstein, Chairman, President
                                  and Chief Executive Officer




May 7, 1998                   By: Robert H. Daskal
Date Robert H. Daskal, Senior Vice President, Chief Financial Officer and Treasurer