Form 10-Q
period 1998-06-26
OLYMPIC CASCADE FINANCIAL CORP
filed 1998-08-10
CIK 1023844

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                     FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 26, 1998          Commission File Number 001-12629

                       OLYMPIC CASCADE FINANCIAL CORPORATION
                       -------------------------------------
                      (Exact name of registrant as specified)


          DELAWARE                                   36-4128138
-----------------------------               -----------------------------
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)


          875 NORTH MICHIGAN AVENUE, SUITE 1560, CHICAGO, ILLINOIS   60611
          ----------------------------------------------------------------
           (Address of principal executive offices)            (Zip code)

       Registrant's telephone number, including area code:     (312)  751-8833


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X           No
                                 --------

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at August 6, 1998 was 1,518,516.

                        OLYMPIC CASCADE FINANCIAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS



                                      ASSETS

                                                                                      June 26,         September 26,
                                                                                        1998               1997
                                                                                    (unaudited)         (audited)
                                                                                  --------------     --------------
CASH, subject to immediate withdrawal                                              $    861,000       $     979,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                24,260,000          30,934,000
DEPOSITS                                                                              2,139,000           1,292,000
RECEIVABLES
          Customers                                                                  32,955,000         22,114,000
          Brokers and dealers                                                         2,283,000          1,847,000
          Other                                                                       1,080,000            481,000
          Income tax receivable                                                         763,000            597,000
SECURITIES HELD FOR RESALE, at market                                                 2,734,000          2,066,000
FIXED ASSETS, net                                                                     1,488,000          1,528,000
GOODWILL, net                                                                         1,297,000          1,391,000
OTHER ASSETS                                                                            831,000            545,000
                                                                                  --------------     --------------
                                                                                   $ 70,691,000       $ 63,774,000
                                                                                  --------------     --------------
                                                                                  --------------     --------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

BANK LINE OF CREDIT                                                                $    600,000       $           -
PAYABLES
          Customers                                                                  55,246,000         48,828,000
          Brokers and dealers                                                           458,000          1,752,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                     1,031,000          1,047,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                              3,023,000          3,634,000
CAPITAL LEASE PAYABLE                                                                 1,154,000                   -
NOTES PAYABLE                                                                         2,248,000             909,000
                                                                                  --------------     --------------
                                                                                     63,760,000          56,170,000
                                                                                  --------------     --------------
CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value, 100,000 shares authorized,
           none issued and outstanding                                                        -                   -
          Common stock, $.02 par value, 6,000,000 shares authorized,
           1,518,516 and 1,444,205 shares issued and outstanding, respectively           30,000              29,000
          Additional paid-in capital                                                  5,704,000           5,045,000
          Retained earnings                                                           1,197,000           2,530,000
                                                                                  --------------     --------------
                                                                                      6,931,000           7,604,000
                                                                                  --------------     --------------
                                                                                   $ 70,691,000        $ 63,774,000
                                                                                  --------------     --------------
                                                                                  --------------     --------------




                                        2
     The accompanying notes are an integral part of these financial statements.

                        OLYMPIC CASCADE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                        ----For The Quarter Ended----         ----The Nine Months Ended----
                                                           June 26,            June 27,          June 26,            June 27,
                                                            1998                1997              1998                1997
                                                      --------------      --------------    --------------     --------------
REVENUES:
Commissions                                            $ 6,665,000         $ 4,168,000      $ 17,957,000        $ 12,132,000
Net dealer inventory gains                               1,775,000           1,857,000         4,836,000           2,323,000
Interest                                                 1,123,000             953,000         3,156,000           2,782,000
Transfer fees                                              177,000             154,000           567,000             459,000
Underwriting                                             2,004,000           3,882,000        10,281,000          10,688,000
Other                                                      102,000             115,000           623,000             268,000
                                                      --------------      --------------    --------------     --------------

TOTAL REVENUES                                          11,846,000          11,129,000        37,420,000          28,652,000
                                                      --------------      --------------    --------------     --------------

EXPENSES:
Commissions                                              6,763,000           5,813,000        20,521,000          15,992,000
Salaries                                                 2,102,000           1,915,000         6,891,000           4,289,000
Clearing fees                                              401,000             255,000         1,245,000             584,000
Communications                                             525,000             437,000         1,499,000             871,000
Occupancy costs                                            987,000             845,000         2,798,000           1,852,000
Interest                                                   706,000             581,000         2,064,000           1,639,000
Professional fees                                          250,000             303,000           747,000             552,000
Taxes, licenses, registration                              276,000             245,000           768,000             754,000
Other                                                      768,000             616,000         2,381,000           1,230,000
                                                      --------------      --------------    --------------     --------------

TOTAL EXPENSES                                          12,778,000          11,010,000        38,914,000          27,763,000
                                                      --------------      --------------    --------------     --------------

Income (loss) from operations before income taxes         (932,000)            119,000        (1,494,000)            889,000
Income tax (expense) benefit                               309,000             (33,000)          513,000            (296,000)
                                                      --------------      --------------    --------------     --------------

NET INCOME (LOSS)                                      $  (623,000)        $    86,000       $  (981,000)       $    593,000
                                                      --------------      --------------    --------------     --------------
                                                      --------------      --------------    --------------     --------------

EARNINGS (LOSS) PER COMMON SHARE
           Basic Earnings (Loss) Per Share             $     (0.41)        $      0.06       $     (0.66)       $       0.51
                                                      --------------      --------------    --------------     --------------
                                                      --------------      --------------    --------------     --------------
           Diluted Earnings (Loss) Per Share           $     (0.41)        $      0.05       $     (0.66)       $       0.42
                                                      --------------      --------------    --------------     --------------
                                                      --------------      --------------    --------------     --------------

BASIC COMMON SHARES OUTSTANDING
FOR THE PERIOD                                           1,518,516           1,377,533         1,494,503           1,163,580
                                                      --------------      --------------    --------------     --------------
                                                      --------------      --------------    --------------     --------------

DILUTED COMMON SHARES OUTSTANDING
FOR THE PERIOD                                           1,518,516           1,579,414         1,494,503           1,408,249
                                                      --------------      --------------    --------------     --------------
                                                      --------------      --------------    --------------     --------------



                                        3
     The accompanying notes are an integral part of these financial statements.

                     OLYMPIC CASCADE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            --------------For The Nine Month's Ended---------------
                                                                                 June 26,                   June 27,
                                                                                   1998                       1997
                                                                                 ------------------           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                               $      (981,000)              $      593,000
  Adjustments to reconcile net income (loss) to net
  cash from operating activities
           Depreciation and amortization                                                  568,000                       209,000
  Changes in assets and liabilities                                                                                         -
           Cash, cash equivalents and securities                                        6,674,000                      (764,000)
           Deposits                                                                      (847,000)                     (111,000)
           Receivables                                                                (11,876,000)                   (5,031,000)
           Income taxes receivable (payable)                                             (166,000)                     (733,000)
           Securities held for resale                                                    (668,000)                    1,383,000
           Other assets                                                                  (381,000)                   (1,854,000)
           Customer and broker payables                                                 5,124,000                     3,019,000
           Securities sold, but not yet purchased                                         (16,000)                     (873,000)
           Accounts payable, accrued expenses, and other liabilities                      600,000                     1,169,000
                                                                                 ------------------           ------------------
                                                                                       (1,969,000)                   (2,993,000)
                                                                                 ------------------           ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

           Purchase of fixed assets                                                      (339,000)                   (1,082,000)
                                                                                 ------------------           ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Borrowings on line of credit                                                   600,000                           -
           Proceeds from notes payable                                                  1,925,000                       913,000
           Repayment of notes payable                                                    (300,000)                          -
           Payments on capital lease                                                      (43,000)                          -
           Issuance of common stock through exercise of stock options                       8,000                       646,000
           Issuance of common stock in business combination                                   -                       1,375,000
                                                                                 ------------------           ------------------
                                                                                        2,190,000                     2,934,000
                                                                                 ------------------           ------------------

(DECREASE) IN CASH                                                                       (118,000)                   (1,141,000)

CASH BALANCE
           Beginning of the period                                                        979,000                     2,727,000
                                                                                 ------------------           ------------------

           End of the period                                                       $      861,000                   $ 1,586,000
                                                                                 ------------------           ------------------
                                                                                 ------------------           ------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
           Cash paid during the period for
           Interest                                                                $    2,013,000                   $ 1,639,000
                                                                                 ------------------           ------------------
                                                                                 ------------------           ------------------
           Income taxes                                                            $          -                     $ 1,028,000
                                                                                 ------------------           ------------------
                                                                                 ------------------           ------------------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
             FINANCING ACTIVITIES
           Warrants issued as a discount on notes payable                          $      301,000                   $       -
                                                                                 ------------------           ------------------
                                                                                 ------------------           ------------------
           Note receivable from restructuring investment                           $      281,000                   $       -
                                                                                 ------------------           ------------------
                                                                                 ------------------           ------------------
           Assets under capital lease                                              $    1,145,000                   $       -
                                                                                 ------------------           ------------------
                                                                                 ------------------           ------------------





                                        4
     The accompanying notes are an integral part of these financial statements.

               OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 26, 1998 AND JUNE 27, 1997

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

     BASIS OF PRESENTATION AND USE OF ESTIMATES - In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes there to included in Olympic's 1997 Form 10-K.

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

     EARNINGS (Loss) PER SHARE - Basic earnings (loss) per common share is based upon the net income (loss) for the quarter divided by the weighted average number of common shares outstanding during the quarter. For the third quarter of fiscal 1998 and 1997, the number of shares used in the basic earnings (loss) per share calculation was 1,518,516 and 1,377,533 respectively. For the first nine months of fiscal 1998 and 1997, the number of shares used in the basic earnings (loss) per share calculation was 1,494,503 and 1,163,580, respectively. Diluted earnings (loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method at the beginning of the quarter. For the third quarter of fiscal 1998 and 1997, the number of shares used in the diluted earnings (loss) per share calculation was 1,518,516 and 1,579,414, respectively. For the first nine months of fiscal 1998 and 1997, the number of shares used in the diluted earnings (loss) per share calculation was 1,494,503 and 1,408,249, respectively. All shares used in the basic and diluted calculations have been restated to show the effect of the stock dividends as described in Note 4. The Company adopted FAS No. 128 in the first quarter of fiscal 1998. The calculation of earnings (loss) per share under FAS No. 128 is not materially different than earnings (loss) per share calculated under the previous method.

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


NOTE 2 - LINE OF CREDIT

     National has an unsecured line of credit of $3,000,000. The line is subject to renewal in March 1999. Borrowings bear interest at the bank's prime rate. Interest is payable monthly. These borrowings are short-term and have not extended beyond a few days. At June 26, 1998, National had $600,000 of borrowings outstanding.


NOTE 3 - NOTES PAYABLE

     In November 1997, the Company executed two promissory notes totaling $925,000. The notes bear interest at 6% and 8% with the principal to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the notes, warrants for the purchase of 126,000 shares at an exercise price of $5.36 per share of the Company's common stock were issued. The warrants were valued at $120,000 and have been recorded as a discount to the notes.

     In January 1998, the Company executed a promissory note for $1,000,000. This note bears interest at 8% and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the note, warrants for the purchase of 157,500 shares at an exercise price of $5.34 per share of the Company's common stock were issued. The warrants were valued at $157,500 and have been recorded as a discount to the note.

     In July 1998, the Company renegotiated the term on a note payable to a bank with an original amount of $900,000. Under the original agreement the note was to be repaid in monthly installments of $150,000 of principal plus interest from May through October 1998. The revised agreement calls for repayment in monthly installments of $75,000 of principal plus interest from August 1998 through January 1999. The principal balance owing on the note at June 26, 1998 was $600,000.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

     In October 1997, a corporation served National with a complaint alleging National and a former National representative breached a contract and committed various torts by failing to perform an alleged promise to raise capital for plaintiff through an

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

initial public offering of stock. The plaintiff sought not less than $8.5 million in actual damages and not less than $42.5 million in punitive damages. In late 1997 National negotiated agreements whereby applicable statutes of limitations would be tolled through May 31, 1998 and all claims against it would be dismissed. On November 4, 1997, all claims against National were dismissed without prejudice.

     The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims which arise out of the normal course of business.

     The Company intends to vigorously defend itself in these actions, and believes it has meritorious defenses to all.


NOTE 6 - COMMITMENTS

     In April 1998 and June 1998, the Company entered into sale and leaseback agreements with an outside funding company. As part of the agreement the Company sold certain fixed assets to the funding company for $930,000 and $250,000 in April and June, respectively, and agreed to lease these assets back over a forty-eight month period.The Company recorded no gain or loss and has recorded this transaction as a capital lease.


     The following is a schedule of assets under capital lease:

         Office machines                               $   96,000
         Furniture and fixtures                           653,000
         Electronic equipment                             663,000
         Leasehold improvements                           178,000
                                                       ----------
                                                        1,590,000
         Less accumulated depreciation
         and amortization                                (445,000)
                                                       ----------

                                                       $1,145,000
                                                       ----------
                                                       ----------

     The following is a schedule by years of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of June 26, 1998:


     Fiscal year ended
                  1998                                     $   79,000
                  1999                                        340,000
                  2000                                        340,000
                  2001                                        340,000
                  2002                                        358,000
                                                           ----------

    Total minimum lease payments                            1,457,000
    Less: Amount representing
      taxes                                                   (91,000)
                                                           ----------

    Net minimum lease payments                              1,366,000
    Less amount representing interest                      (  212,000)
                                                           ----------

    Present value of net minimum lease payments            $1,154,000
                                                           ----------
                                                           ----------


NOTE 7 - RESTRUCTURING

     The Company concluded that it could best maximize its profit potential through a strategic alliance with Travis rather than through a direct investment. Effective January 1, 1998, the Company sold its investment in Travis to Travis & Company in exchange for a note receivable of $280,650 which is included in other assets. The Company wrote-off unamortized goodwill of $40,000, recorded a gain of approximately $97,000 and recorded a corresponding allowance on the note receivable of $97,000. Under the terms of the note, the Company has collected approximately $52,000, through June 26, 1998.


NOTE 8 - SUBSEQUENT EVENT

     In July 1998, the Company entered into an agreement in principle to purchase certain fixed assets of a former brokerage firm for approximately 250,000 shares of common stock. The formal agreement is in the process of being finalized. Approximately 60 to 65 registered representatives have become registered investment executives with National.

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

      QUARTER ENDED JUNE 26, 1998 COMPARED TO QUARTER ENDED JUNE 27, 1997

     The Company's third quarter of fiscal 1998 resulted in significant increases in expenses with only marginal increases in revenue when compared with the same period of fiscal 1997. This disproportionate increase in expenses was attributable in part to revenue mix, as commission revenue generally results in a lower net profitability than underwriting revenue.

     Revenues increased $717,000, or 7% to $11,846,000 from $11,129,000.  This increase is due to favorable market conditions and the addition of investment executives. The most significant component of this increase was commission revenue, which was substantially offset by a decrease in underwriting revenue.

     Commission revenue increased $2,497,000, or 60% to $6,665,000 from $4,168,000. This increase was due to a strong securities market, which increased retail trading activity, and the production of WestAmerica. WestAmerica was acquired in June 1997 and therefore its results for only one-month were included in the results for the third quarter of fiscal 1997.

     Underwriting revenue decreased $1,878,000 or 48% to $2,004,000 from $3,882,000 in the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997, respectively. During the third quarter of fiscal 1998, the Company's subsidiaries generated revenue by participating in public underwritings and providing other corporate finance services such as advisory services and private placement of securities, however, the Company's subsidiaries did not manage any public underwritings. In the third quarter of fiscal 1997, the Company's subsidiaries managed two public underwritings that raised approximately $29 million in proceeds.

     Net dealer inventory gains decreased $82,000 to $1,775,000 from $1,857,000 in the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997. During the 1998 fiscal third quarter, the Company incurred mark to market losses of approximately $300,000, which it did not incur during the same period for fiscal 1997.

     Total expenses grew by 16% in the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997. Total expenses increased by $1,768,000 to $12,778,000 from

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    (CONTINUED)

$11,010,000. The rise in expenses was due to the structure of Olympic, whereby operations were transferred from a single brokerage firm to a holding company with three separate brokerage firms, as well as the addition of WestAmerica. During the second quarter of fiscal 1998, Olympic increased management by adding a Chief Operating Officer. Additionally, during the third quarter of fiscal 1998, Olympic added a Controller, formerly with National, and the compensation arrangement with the Chief Executive Officer and Chairman changed whereby he is now compensated with a base salary plus bonus based on consolidated net income rather than principally from commissions related to transactions. This structure is consistent with the Company's long-term strategy of growth through acquisitions and roll-ups.

     Commission expense increased $950,000, or 16% to $6,763,000 from $5,813,000. Commission expense as a percentage of commission related revenues (commissions, inventory gains and underwriting), increased 6% to approximately 65% from approximately 59% in the third quarter of fiscal 1998 and 1997, respectively.This was mainly due to the type of commissions generated at National and the mark to market trading losses incurred at National. During the third quarter fiscal 1998, a larger percentage of commission revenues were generated by mutual fund transactions, which have a higher commission payout than other security transactions. Combined these two items totaled more than 4% of the 6% increase.

     Salaries increased $187,000 or 10% to $2,102,000 from $1,915,000.  This increase is due to the addition of WestAmerica, and the structure of Olympic. WestAmerica, which was acquired in June 1997, primarily has employees as opposed to independent contractors, thereby increasing the number of people who receive salaries in fiscal 1998. Overall, salary expense as a percentage of revenue increased less than one-half of one percent in the third quarter of fiscal 1998 as compared with the third quarter of fiscal 1997.

     As anticipated with the higher commission revenue, clearing expenses increased in the third quarter of fiscal 1998; however, as a percentage of commission revenue, clearing expense was approximately 6% for both the third quarter of fiscal 1998 and the third quarter of fiscal 1997. Occupancy expense, consisting mainly of rent, office supplies and depreciation has increased $142,000 or 17% to $987,000 from $845,000. This increase relates to the occupancy cost of WestAmerica as well as increased depreciation associated with furnishing the Chicago office and upgrading computer systems. Finally, other expenses increased $152,000 to $768,000 from $616,000 or 25% in the third quarter of fiscal 1998 and 1997, respectively. This was mainly due to the increased travel expense of $61,000 and expenses of approximately $54,000 related to moving the Chief Operating Officer and Controller for Olympic to Chicago.

     Overall, the Company recorded a net (loss) of ($623,000) or ($.41) per share as compared with net income of $86,000 or $.05 per share for the third quarter ended June 26, 1998 and June 27, 1997, respectively. The Company adopted FAS No. 128 in the first quarter of fiscal 1998. The calculation of earnings
(loss) per share under FAS No. 128 is

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    (CONTINUED)

not materially different than earnings (loss) per share calculated under the previous method.



               NINE MONTHS ENDED JUNE 28, 1998 COMPARED TO NINE MONTHS
                                 ENDED JUNE 27, 1997

     For the nine months total revenues increased 31% to $37,420,000 in fiscal 1998 from $28,652,000 in fiscal 1997. Concurrent with this increase in revenues was a 40% increase in expenses to $38,913,000 in fiscal 1998 from $27,763,000 in fiscal 1997. The largest expense increase, commission expense, is directly related to increase in revenues.

     The most significant components of the increase in total revenues are the increase in commission revenue and increase in dealer inventory gains. Commission revenue increased $5,825,000 or 48% to $17,957,000 in 1998 from $12,132,000 in 1997. This increase was the result of added investment executives through the addition of Friend and WestAmerica and the addition of National offices in Los Angeles and New York. Revenues from net dealer inventory gains or principal trading activities increased 108% or $2,513,000 to $4,836,000 from $2,323,000 in fiscal 1998 compared with fiscal 1997 due to the continued strength of the securities market. However, underwriting revenue decreased $407,000 or 4% to $10,281,000 from $10,688,000 in fiscal 1998 to fiscal 1997, respectively. This decrease for the nine months was primarily the result of the Company not managing any underwritings in the second or third quarter of fiscal 1998. For the first nine months of fiscal 1998 the Company through its subsidiaries National and Friend managed three public underwritings and several private placements, which raised over $55 million in proceeds. In comparison, during the first nine months of fiscal 1997 the Company's subsidiaries managed seven public underwritings, which totaled more than $133 million in proceeds.

     Correspondingly, commission expense, the most significant expense component, increased by $4,529,000 or 28% to $20,521,000 in 1998 from $15,992,000 in 1997. The increase in commission expense is a direct result of the increase in revenues. Commission expense as a percentage of commission related revenues (commissions, inventory gains and underwriting), decreased 2% to approximately 62% from approximately 64% in the third quarter of fiscal 1998 and 1997, respectively. This is primarily due to nine months of results for Friend and WestAmerica, which have lower commission payout, during fiscal 1998 compared to four months and one month, respectively in fiscal 1997. Overall, the commission expense as a percentage of commission related revenues was higher at National for the nine months of fiscal 1998 as compared with fiscal 1997 due to reasons discussed in the quarterly results.

     Salaries increased $2,602,000 or 61% to $6,891,000 from $4,289,000.  This increase is due to the addition of Friend, WestAmerica and Travis (only for the first quarter fiscal 1998), which primarily have employees as opposed to independent contractors, thereby increasing the number of people who receive salaries from that in

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    (CONTINUED)


fiscal 1997. The addition of these subsidiaries accounted for $2,157,000 of the total increase in salaries. Additionally, the structure at Olympic increased the overall salaries. In comparison, combined commissions and salaries as a percentage of revenue increased approximately 2.4% to 70.8% from 73.2% in the first nine months of 1998 from the first nine months of 1997.

     During the first nine months of fiscal 1998 the largest expense increases were clearing, communication, occupancy and other as compared with the first nine months of fiscal 1997. Concurrent with the higher commission revenue, clearing expenses increased $661,000 or 113% to $1,245,000 from $584,000 for the first nine months of fiscal 1998. As anticipated, with the addition of Friend and WestAmerica, the additional National offices in New York and Los Angeles and the depreciation associated with furnishing the Chicago office and upgrading the computer system, communication and occupancy costs increased $946,000 or 51%. Finally, other expenses increased $1,150,000 or 93% to $2,380,000 from $1,230,000. This increase is primarily made up of increased travel expense of approximately $335,000, increased amortization of approximately $160,000, expenses related to moving the Chief Operating Officer, Chief Financial Officer and Controller for Olympic to Chicago of approximately $200,000, increased bad debt write-offs of approximately $83,000 and increased consulting expense of approximately $170,000.

     Overall, the Company reported a net (loss) for the first nine months of fiscal 1998, which totaled ($981,000) or ($0.66) per share versus net income of $593,000 or $0.42 per share for the first nine months of fiscal 1997. The Company adopted FAS No. 128 in the first quarter of fiscal 1998. The calculation of earnings (loss) per share under FAS No. 128 is not materially different than earnings (loss) per share calculated under the previous method.

LIQUIDITY AND CAPITAL RESOURCES

     As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving unsecured credit facility with Seafirst Bank and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. These borrowings are short-term and have not extended beyond a few days. At June 26, 1998 National had $600,000 of borrowings outstanding. This borrowing was repaid within three days.

     In November 1997, the Company executed two promissory notes totaling $925,000. The notes bear interest at 6% and 8% with the principal to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the notes, warrants for the purchase of 126,000 shares at an exercise price of $5.36 per share of the

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    (CONTINUED)

Company's common stock were issued. The warrants were valued at $120,000 and have been recorded as a discount to the notes.

     In January 1998, the Company executed a promissory note for $1,000,000. This note bears interest at 8% and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the note, warrants for the purchase of 157,500 shares at an exercise price of $5.34 per share of the Company's common stock were issued. The warrants were valued at $157,500 and have been recorded as a discount to the note.

     In July 1998, the Company renegotiated the term on a note payable to a bank with an original amount of $900,000. Under the original agreement the note was to be repaid in monthly installments of $150,000 of principal plus interest from May through October 1998. The revised agreement calls for repayment in monthly installments of $75,000 of principal plus interest from August 1998 through January 1999. The principal balance owing on the note at June 26, 1998 was $600,000.

     In April 1998 and June 1998, the Company entered into sale and leaseback agreements with an outside funding company. As part of the agreement the Company sold certain fixed assets to the funding company for $930,000 and $250,000 in April and June, respectively, and agreed to lease these assets back over a forty-eight month period. The Company recorded no gain or loss and has recorded this transaction as a capital lease.

     National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At June 26, 1998, National's net capital exceeded the requirement by $2,656,000.

     Friend and WestAmerica, as registered broker-dealers are also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that each company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At June 30, 1998, Friend's and WestAmerica's net capital exceeded the requirement by $363,000 and $386,000, respectively.

     Advances, dividend payments and other equity withdrawals from National, Friend, or WestAmerica are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

     The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers. Historically, cash flow from operations and earnings contribute significantly to liquidity.

     Unlike the Company's other subsidiaries, National requires the majority of its investment executives to be responsible for substantially all of the overhead expenses associated with their sales efforts, including their office furniture, sales assistants, telephone service and supplies.

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

     In May 1997, a Trust brought action against the Company, its subsidiary National, and several officers and directors of the Company and National, originally alleging fraud, breach of fiduciary duties and state securities law violations in connection with the share exchange between the Company and National (the "Share Exchange") and otherwise. The plaintiff, prosecuting the case both individually and derivatively, seeks monetary damages, corporate dissolution of the Company and National, recission of the Share Exchange, and the fair value of its shares in an appraisal proceeding. In an amended pleading, plaintiff dropped all allegations of fraud and the claim for recission of the Share Exchange, and alleged that the defendants breached fiduciary duties by, among other things, secretly receiving excessive and otherwise inappropriate overrides and other compensation, and that defendants traded in the Company's stock with knowledge of material, non-public information. The second amended complaint also alleges that the proxy statement underlying the Share Exchange wrongly failed to disclose that stockholders' rights would be governed by Delaware, and not Washington law, and that

                                 LEGAL PROCEEDINGS
                                    (CONTINUED)

the plaintiff was wrongly denied access to the Company's books and records. The case is proceeding in the Federal District Court for the Western District of Washington.

     In October 1997, a corporation served National with a complaint alleging National and a former National representative breached a contract and committed various torts by failing to perform an alleged promise to raise capital for plaintiff through an initial public offering of stock. The plaintiff sought not less than $8.5 million in actual damages and not less than $42.5 million in punitive damages. In late 1997 National negotiated agreements whereby applicable statutes of limitations would be tolled through May 31, 1998 and all claims against it would be dismissed. On November 4, 1997, all claims against National were dismissed without prejudice.

     The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims which arise out of the normal course of business.

     The Company intends to vigorously defend itself in these actions, and believes it has meritorious defenses to all.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on June 22, 1998. The shareholders elected for the ensuing year all of the nominees for the Board of Directors, approved the amended Certificate of Incorporation decreasing the number of authorized shares of Common Stock from 10,000,000 to 6,000,000 and decreasing the number of authorized shares of Preferred Stock from 1,000,000 to 100,000 and ratified the appointment of Moss Adams LLP as independent accountants for the fiscal year ending September 25, 1998.

The voting results are as follows:


                                               NUMBER OF SHARES
                                  -------------------------------------------
  Director                          For     Against   Abstentions   Not voted
  --------                        -------   -------   -----------   ---------
Steven A. Rothstein               864,309   22,378        562        631,267
Robert I. Kollack                 864,309   22,378        562        631,267
Gary A. Rosenberg                 864,309   22,378        562        631,267
James C. Holcomb, Jr.             864,309   22,378        562        631,267
D.S. Patel                        864,309   22,378        562        631,267


                                    For     Against   Abstentions   Not voted
                                  -------   -------   -----------   ---------
Approve amendment
to Certificate of
Incorporation                     628,265    2,300        574        887,377

                                    For     Against   Abstentions   Not voted
                                  -------   -------   -----------   ---------
Ratify the appointment
of Moss Adams LLP
as independent accountants        617,583   11,621      1,665        887,647

     Items 2, 3 and 5 are not applicable and have been omitted.

ITEM 6 - EXHIBITS AND REPORTS

27   Financial Data Schedule

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES





August 6, 1998                      By: Steven A. Rothstein
Date                                    Steven A. Rothstein, Chairman, President
                                        and Chief Executive Officer




August 6, 1998                      By: Robert H. Daskal
Date Robert H. Daskal, Senior Vice President, Chief Financial Officer, Treasurer andSecretary