Form 10-K405
period 1998-09-25
OLYMPIC CASCADE FINANCIAL CORP
filed 1999-01-08
CIK 1023844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                        Commission File No.  001-12629
    September 25, 1998

                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

           DELAWARE                              36-4128138
 (State or other jurisdiction of                 (I.R.S.   Employer
  incorporation or organization)                 Identification No.)

875 North Michigan Avenue, Suite 1560, Chicago, IL                60611
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (312) 751-8333

Securities registered pursuant to Section 12(b) of the Act:
                                                           None

Securities registered pursuant to Section 12(g) of the Act:
                                               Common stock $.02 par value
                                                    (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    Yes  X   No
                                        ---     ---

As of December 8, 1998, 1,106,612 shares of the Company's common stock were held by non-affiliates, having an aggregate market value of $ 1,245,000.

Number of common shares outstanding as of December 8, 1998 was 1,463,007 at a par value of $.02.

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

Olympic Cascade Financial Corporation ("Olympic" or the "Company") is a financial services organization, operating through its two wholly owned subsidiaries, National Securities Corporation ("National"), and WestAmerica Investment Group ("WestAmerica"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies through research, financial advisory services and sales and investment banking services for both public offerings and private placements, and also provides retail brokerage and trade clearance operations.

In November 1996, the shareholders of National approved a restructuring whereby, National's shareholders exchanged their shares on a one-for-one basis for shares of Olympic resulting in National becoming a wholly owned subsidiary of Olympic. This restructuring became effective in February 1997, accordingly, Olympic is the successor Registrant to National.

In June 1997, the Company acquired all of the outstanding stock of WestAmerica, a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services. WestAmerica was acquired for $443,000 in cash and an agreement that provided for the payment of bonus compensation to certain brokers.

During fiscal year 1998, the Company redirected its focus on retail operations by divesting its ownership in two of its subsidiaries, L.H.
Friend, Weinress, Franksen & Presson, Inc. ("Friend") and Travis Capital,
Inc. ("Travis"). The Company had acquired each subsidiary in fiscal year 1997.

National conducts a national securities brokerage business through its main office in Seattle, Washington and in 38 other offices located in 18 states. Its business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. National concentrates upon retail brokerage with an emphasis on personalized service. National's operations, and its largest sales office, is located in Seattle, Washington. The majority of National's transactions with the public involve solicited trades and approximately 70% of these involve sales of securities to customers.

WestAmerica, based in Scottsdale, Arizona is a registered securities broker-dealer providing primarily retail brokerage operations. The majority of WestAmerica's transactions with the public involve solicited trades.

The Company's business plan is to achieve growth of its retail brokerage business through the acquisition and roll-up of complementary businesses. Management believes that consolidation within the industry is inevitable. Concerns attributable to the strength of the market and increased competition help explain the increasing number of acquisition opportunities continuously introduced to the Company. The Company is focused on maximizing the profitability of its existing operations, while it continues to seek additional selective strategic acquisitions.

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

Since National requires most of its investment executives to absorb their own overhead and expenses, it is able to pay an average of 70% of commissions and mark-ups generated by the investment executive. This arrangement also reduces fixed costs and lowers the risk of operational losses for non-production.

National's operations include execution of orders, processing of transactions, receipt, identification and delivery of funds and securities, custody of customer securities, internal financial controls and compliance with regulatory and legal requirements.

National's data processing is supplied by an independent vendor on a time-sharing basis to process orders, reports, confirmations and statements as well as to maintain the general ledger and files of customers, and other market data. National owns other computers, which are used for investment executive payroll and telephone cost allocation, including word processing and other office applications. In the first quarter of fiscal 1999, the Company negotiated an agreement to upgrade its processing system with a new vendor. The Company anticipates that this conversion will be completed and fully operational during the third quarter of fiscal 1999.

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

INVESTMENT BANKING

National provides corporate finance and investment banking services, including underwriting the sale of securities to the public and arranging for the private placement of securities with investors. National has expanded its corporate finance operations to provide a broader range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. National has underwritten both equity securities and convertible corporate bonds as initial or secondary public offerings.

National will manage, underwrite and sell shares of each underwriting. National collects fees from the underwriting proceeds for providing these services, including non-accountable expenses. Additionally, National participates as an underwriter in the syndicate group of other underwritings, which it does not manage. All of these activities require a substantial commitment of capital and expose National to additional risk. Accordingly, National maintains a commitment committee that reviews every proposed underwriting and must approve each underwriting in order for it to proceed. Additionally, such activities are periodically reviewed by members of the Board of Directors.

National's corporate finance department is headquartered in Chicago, Illinois. This office includes investment executives, investment bankers and employees. The office and the corporate finance department are under the direction of the Company's Chairman Steven A. Rothstein.

In fiscal 1998, WestAmerica was approved to engage in underwriting by the NASD, and participated as an underwriter of one public offering.

PRINCIPAL AND AGENCY TRANSACTIONS

The Company buys and maintains inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to customers through National. The Company also maintains inventories in corporate and municipal debt securities for sale to customers.

At National a staff of six traders and assistants at its Seattle headquarters, and two traders and assistants in its Spokane, Washington office, manage an inventory of securities, and conduct market-making activities. As of September 25, 1998, National made a market in approximately 140 equity securities, the majority of which are quoted on the NASDAQ system. This includes all companies for which National managed or co-managed a public offering.

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

In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell or purchase from customers at a price, which is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. The Company's mark-ups, mark-downs and commissions are competitive based on the services it provides to its customers.

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

EMPLOYEES

As of September 25, 1998, the Company and its subsidiaries had approximately 100 employees and 250 independent contractors. Of these totals, approximately 300 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company's obligations for federal and state withholding, unemployment and social security taxes. The Company's independent contractor arrangements conform with accepted industry practice and therefore the Company does not believe there is a material risk of an adverse determination from the tax authorities which would have a significant effect on the Company's ability to recruit and retain investment executives, or on the Company's current operations and financial results of operations. No employees are covered by collective bargaining agreements and the Company believes its relations are good with both its employees and independent contractors.

COMPETITION

The Company is engaged in a highly competitive business. With respect to one or more aspects of its business, its competitors include member organizations of the New York Stock Exchange, Inc. and other registered securities exchanges in the United States and Canada, and members of the NASD. Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition as well as companies, which provide electronic on-line trading. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries.

ITEM 2 - PROPERTIES

The Company owns no real property. Its corporate headquarters are shared with National in leased space in Chicago, Illinois and Seattle, Washington. Additionally, through its subsidiaries, the Company leases office space in Marietta, Georgia, Scottsdale, Arizona and Spokane, Washington. The branch offices, which are run by independent contractors are leased by those contractors.

Leases expire at various times through October 2003. The Company believes the rent at each of its locations is at current market rates. At current production levels, the Company believes its leased space is suitable and adequate, however, increased activity could require additional space to be leased.

ITEM 3 - LEGAL PROCEEDINGS

1. THE MAXAL TRUST, ET AL. V. NATIONAL SECURITIES CORPORATION ET AL., United States District Court, Central District of California, Case No. CV-97-4392 ABC (Shx). In April 1997, the plaintiffs brought an action against the Company and its subsidiary National, alleging that National breached an agreement to purchase their shares of Interact Medical Technologies Corp. ("Interact"). The plaintiffs alleged claims under section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, for common law fraud and misrepresentation, for breach of express and implied contract, and for negligence, and are seeking damages in excess of $4 million.

     The Company and National moved to dismiss the plaintiffs' claims on various grounds, and the plaintiffs moved for partial summary judgment on their claims of breach of contract. In late October 1997 the Court (i) dismissed all of plaintiffs' claims against the Company; (ii) dismissed plaintiffs' Securities law claims against National; and (iii) denied plaintiffs' motion. Consequently, the case is proceeding against National on theories of common law fraud, misrepresentation, breach of contract and negligence.

     National denies all liability to the plaintiffs and believes it has meritorious defenses to plaintiffs' claims. National presently intends to continue its vigorous defense of this action.

2. MAYNARD MALL REALTY TRUST V. NATIONAL SECURITIES CORPORATION, ET AL., United States District Court, Western District of Washington, Case No. 97-CV-00967. In May 1997, the plaintiff brought an action against the Company, its subsidiary National, and several officers and directors of the Company and National, originally alleging fraud, breach of fiduciary duties and state securities law violations in connection with the share exchange between the Company and National (the "Share Exchange") and otherwise. The plaintiff, prosecuting the case both individually and derivatively, seeks monetary damages, corporate dissolution of the Company and National, recission of the Share Exchange, and the fair value of its shares in an appraisal proceeding. In an amended pleading, plaintiff dropped all allegations of fraud and the claim for recission of the Share Exchange, and alleged that the defendants breached fiduciary duties by, among other things, secretly receiving excessive and otherwise inappropriate overrides and other compensation, and that defendants traded in the Company's stock with knowledge of material, non-public information. The second amended complaint also alleges that the proxy statement underlying the Share Exchange wrongly failed to disclose that shareholders' rights would be governed by Delaware, and not Washington law, and that the plaintiff was wrongly denied access to the Company's books and records.

     In March 1998, the parties engaged in mediation resulting in the plantiff dismissing the lawsuit without prejudice and National agreeing to enter into binding arbitration to determine the fair value of the plantiff's shares. The arbitration is expected to take place within the next several months.

3. CASULL ARMS CORPORATION V. NATIONAL SECURITIES CORP. AND ROBERT A. SHUEY, III, United States District Court, District of Wyoming, 97CV-229B. In September 1997, plaintiff served National with a complaint alleging that National and a former National representative, Robert A. Shuey, III, breached a contract and committed various torts by failing to perform an alleged promise to raise capital for plaintiff through an initial public offering of stock. The plaintiff sought not less than $8.5 million in actual damages and not less than $42.5 million in punitive damages. In November 1997, all claims against National were dismissed without prejudice. This complaint was re-filed in the same court in August 1998.

     National believes it has meritorious defenses to plaintiff's claims. National presently intends to vigorously contest liability, and in September 1998 filed a motion to dismiss all counts of the complaint.

4. THERMOENERGY CORPORATION V. NATIONAL SECURITIES CORPORATION, ET AL., United States District Court, Eastern District of Arkansas, Docket No. LR-C-98.657. This action was commenced in October 1998 against the Company, National and an officer of the Company relating to purported attempts to underwrite a public offering on behalf of the plantiff. The plantiff alleges that in the course of the ultimately unsuccessful efforts to complete an initial public offering, National breached the terms of two letters of intent, breached fiduciary duties to the plaintiff and engaged in both intentional and negligent misrepresentation. The complaint also seeks relief based on a quasi-contractual theory of "promissory estoppel." The plaintiff seeks $650,000 in compensatory damages, plus an unspecified amount of punitive damages.

     The Company denies all liability to the plaintiff and believes it has meritorious defenses to plaintiff's claims. The Company presently intends to continue its vigorous defense of this action.

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


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

The Company's initial public offering of its common stock was completed in September 1986. From the initial offering to June 22, 1987, the Company's common stock was traded over-the-counter and was not quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Effective June 23, 1987, the Company's common stock became eligible to list on NASDAQ. The Company's common stock trades on The NASDAQ SmallCap Market and The Chicago Stock Exchange using the symbol NATS and OLY, respectively. As of September 25, 1998, the Company had more than 500 shareholders, including those shareholders holding stock in street name and trust accounts. Currently, there are four market makers in the Company's stock, including National.

Delaware law authorizes the Board of Directors to declare and pay dividends with respect to the Company's common stock either out of its surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless the Company's capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. As of this time, no shareholder holds preferential rights in liquidation. The Company has never declared a cash dividend, and does not presently foresee declaring one in the coming fiscal year. The Company did, however, declare 5% stock dividends for all shareholders of record on June 4, 1996, September 5, 1996, January 27, 1997, May 20, 1997, August 29, 1997 and December 8, 1997.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS (CONTINUED)

High and low bid quotations from September 28, 1996 to September 25, 1998 have been obtained from NASDAQ. The range of market prices for each quarter of fiscal years ended September 25, 1998 and September 26, 1997 are as follows:

Period                                                                  High               Low
------                                                                  ----               ---
September 27, 1997/December 31, 1997                                    $6.75             $4.37
January 1, 1998/March 27, 1998                                          $4.75             $3.88
March 28, 1998/June 26, 1998                                            $4.88             $3.75
June 27, 1998/September 25, 1998                                        $3.88             $1.38

September 28, 1996/December 31, 1996                                    $8.75             $7.00
January 1, 1997/March 27, 1997                                          $9.50             $6.50
March 28, 1997/June 27, 1997                                            $8.25             $4.75
June 28, 1997/September 26, 1997                                        $6.50             $4.75

The closing bid of the Company's common stock on December 8, 1998 as reported on the NASDAQ Small Cap Market was $1.13 per share.


ITEM 6 - SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 1998, 1997, 1996, 1995 and 1994. This information has been derived from, and should be read in conjunction with, the audited financial statements, which appear elsewhere in this report. All information is expressed in thousands of dollars except per share information.

                                                                          Fiscal Year
                                         ---------------------------------------------------------------------------
                                             1998             1997            1996           1995            1994
                                         -----------      ----------      ----------      ----------      ----------
Net revenues                              $ 45,694         $ 39,994        $ 34,899        $ 14,275        $ 11,487
Net income (loss) after tax                 (4,666)             101           1,735             257             510
Net income (loss) per common share           (3.12)            0.07            1.66            0.30            0.61
Total assets                                73,116           63,774          57,955          41,891          18,627
Long-term obligations                        2,770             --              --              --              --
Stockholders' equity                         2,948            7,604           5,316           3,180           2,509
Cash dividends                                --               --              --              --              --

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997

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

The Company's business plan is to achieve growth of its retail brokerage business through the acquisition and roll-up of complementary businesses. Management believes that consolidation within the industry is inevitable. Concerns attributable to the strength of the market and increased competition help explain the increasing number of acquisition opportunities continuously introduced to the Company. The Company is focused on maximizing the profitability of its existing operations, while it continues to seek additional selective strategic acquisitions.

During fiscal year 1998, the Company redirected its focus on retail operations by divesting its ownership in two of its subsidiaries, L.H.
Friend, Weinress, Franksen & Presson, Inc. ("Friend") and Travis Capital,
Inc. ("Travis"). The Company had acquired each subsidiary in fiscal year 1997.

In July 1998, the Company reported that it was in negotiation to purchase certain assets of a former brokerage firm for approximately 250,000 shares of common stock. Although the Company ultimately concluded not to consummate the transaction, certain brokers of this former brokerage firm did join National and approximately 20 of these brokers are currently registered with National.

The Company's fiscal year 1998 resulted in a net loss of $4,666,000 or $3.12 per share diluted as compared to net income of $101,000 or $.07 per share diluted for fiscal year 1997. Revenues increased 14% in fiscal 1998 to $45,694,000 from $39,994,000 in fiscal 1997; however, expenses increased 28% in fiscal 1998 to $50,984,000 from $39,800,000 in fiscal 1997. This increase in expenses is due to additional costs relating to the increased level of operations, operating losses at the two former subsidiaries, losses related to the sale of these subsidiaries, closure of two branch offices and the write-down and write-off of certain receivables and investments.

The Company's fiscal 1998 results were impacted by the write down of certain receivables and investments, totaling $2.5 million, including those relating to the disposition of the two subsidiaries. Additionally, the Company incurred operating losses of $950,000 relating to the two subsidiaries that were incurred prior to their respective dispositions and losses relating to two closed branch offices.

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. The Company recorded a valuation allowance of $1.0 million in fiscal 1998.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (Continued)
FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997 (Continued)

In November 1996, the shareholders of National approved a restructuring whereby; National shareholders exchanged their shares on a one-for-one basis for shares of Olympic resulting in National becoming a wholly owned subsidiary of Olympic.

In March 1997, the Company acquired Friend; a Southern California based broker-dealer specializing in investment banking, institutional brokerage, research and trading activities for middle market companies. Effective August 31, 1998, the Company sold its investment in Friend to an investment group led by the subsidiary's management in exchange for $500,000 and the redemption of 55,509 shares of the Company's common stock issued in the purchase. The Company wrote-off goodwill and receivables of approximately $1,334,000. The Company recorded a loss on the transaction of approximately $900,000.

In June 1997, the Company completed the acquisition of WestAmerica; a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services.

In July 1997, the Company acquired Travis; a Salt Lake City, Utah based broker-dealer focusing on private placement of securities of emerging and middle market companies. Effective January 1, 1998, the Company sold its investment in Travis to Travis & Company in exchange for a note receivable of $281,000. The Company wrote-off unamortized goodwill of $40,000, recorded a gain of approximately $97,000 and has recorded a corresponding allowance on the note receivable of $216,000. Under the terms of the note, the Company has collected approximately $65,000, through September 25, 1998.

During fiscal year 1998 the Company through National closed two large branch offices in Melville, New York and in Southern California which it had opened the previous year. In addition to operational losses from these offices, management felt the type of business these offices produced, were different than its core business. Due to weakness in corporate finance activities and the decline in the stock market during the summer of 1998, management has restructured back to its core retail brokerage business and significantly reduced fixed overhead costs.

During fiscal year 1998 commission revenue increased $6,140,000 or 35% to $23,636,000 from $17,496,000 in 1997. National and WestAmerica were primarily responsible for the increase in commission revenue. Inventory gains increased $730,000 or 15% to $5,512,000 from $4,782,000. This increase was entirely due to an increase at National of $915,000, which was greater than the total consolidated increase.

Underwriting revenue decreased $2,111,000 or 16% to $10,726,000 in 1998 from $12,837,000 in 1997. National's underwriting revenue decrease of $5,129,000 to $5,178,000 in 1998 from $10,306,000 in 1997 was partially offset by Friend's increase of $3,008,000 to $5,460,000 in 1998 from $2,452,000 in
1997. In 1998, the Company managed four underwritings that totaled approximately $64 million of gross proceeds raised, compared with eight underwritings in 1997 that totaled approximately $161 million of gross proceeds raised.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (Continued)
FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997 (Continued)

The decrease in underwritings is due primarily to the weakened capital markets from November 1997 through the 1998 fiscal year end. During that period, the Company managed only one underwriting. Additionally, in December 1997, National terminated its relationship with Ray Dirks Research, a New York branch office. This negatively impacted National's underwriting revenues and net income in fiscal 1998.

The overall increase in expenses was due in large part to increases in revenues. The largest components of expense are (i) commission expense (ii) salaries and benefits expense and (iii) other. Commission expense and salaries and benefits expense varies directly with securities related revenues. In fiscal 1998 these expenses totaled $33,791,000 or a 19% increase from $28,381,000 in 1997. Commission expense increased $3,028,000 or 14% in 1998 from $22,017,000 in 1997 to $25,045,000. Commission expense as a percentage of commission related revenues (commissions, inventory gains and underwriting fees), was approximately 63% in both 1998 and 1997. Conversely, employee compensation and benefits increased $2,382,000 or 37% to $8,746,000 in 1998 from $6,364,000 in 1997 because certain commission salespeople with a lower payout also receive salaries, as well as the increase in management, operating and administrative salaries for Olympic and the additional subsidiaries. The additional salaries for Olympic and the newly acquired subsidiaries totaled approximately $4,430,000 in 1998 an increase of $2,298,000 from $2,132,000 in fiscal 1997.

Interest expense increased $575,000 in 1998, or 25% to $2,840,000 from $2,265,000 in 1997, primarily because of increased customer deposits, on which the Company pays interest and the interest on debt incurred during fiscal 1998. This expense was offset by the increased interest income of $605,000, or 16% to $4,380,000 from $3,775,000. The Company realized record levels of net interest income (interest income less interest expense) of $1,540,000 in 1998, a 2% increase from the prior record levels reached a year earlier. The Company earns the majority of this interest through National from its investments in U.S. Government obligations and U.S. Government agency obligations and interest received on customer margin debits. National earns a spread between what it pays customers on free credit balances and what it earns investing these balances. As a result of this spread, as the overall customer debits and credits increase, the Company is able to earn more interest income.

With the additional subsidiaries the Company has acquired, and the additional branch offices opened by National during the year, communications and occupancy expenses increased $1,233,000 or 28% to $5,658,000 in fiscal 1998 from $4,426,000 in fiscal 1997.

Clearing expenses increased $600,000 or 62% in 1998. These increases are attributable to Friend and WestAmerica, which combined, accounted for a $467,000 increase to $821,000 in fiscal 1998 compared with $354,000 of clearing expenses in fiscal 1997.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (Continued)
FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997 (Continued)

Finally, other expenses increased $2,829,000 or 123% to $5,129,000 in 1998 from $2,300,000 in 1997. The largest component of this increase totaling $2,521,000, relates to the write-down of certain receivables and investments, including those relating to the disposition of the two subsidiaries.

Total other expenses for WestAmerica and Friend, combined, were $820,000 in 1998 compared with $465,000 in 1997. This increase of $355,000 was due to 12 months and 11 months of operations for WestAmerica and Friend in fiscal 1998, compared with 4 months and 7 months of operations in fiscal 1997, respectively. Additionally, other expenses (net of write-downs and losses on dispositions) for Olympic increased $237,000 or 56% to $662,000 in 1998 from $425,000 in 1997.

The Company's financial success is greatly influenced by the strength of the securities markets. During fiscal 1998, the capital markets for initial public offerings weakened substantially causing a noticeable decrease in the Company's underwriting revenues and profitability. While management is optimistic that the capital markets will ultimately improve, the timing of such improvement is uncertain, and continued weakness or a further downturn in these markets would have an adverse effect on future profitability. Management has taken significant steps to reduce the Company's overhead to protect the Company from future excessive losses. Management believes during a downturn there will be an opportunity to acquire additional sources of production at a reasonable cost. Management believes that overhead reductions it has made during the last fiscal year will allow the Company to operate during further weak market conditions, and make future acquisitions that would be accretive to future earnings.

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

The Company's fiscal year 1997 resulted in net income of $101,000 or $.07 per share fully diluted as compared with net income of $1,735,000 or $1.66 per share fully diluted for 1996. Revenues increased 15% in 1997 to $39,994,000 from $34,899,000 in 1996; however, expenses increased nearly 23% during the same period. This increase in expenses is due to additional costs relating to the increased level of operations and certain non-recurring, non-operating expenses incurred relating to the corporate restructuring, the acquisition of three broker-dealers, the addition of two significant branch offices, and continued growth in brokerage operations.

National added two significant branch offices in 1997. In March, National opened a branch office in Melville, New York and in April, National opened a branch office in Southern California. These two branches added approximately 60 registered representatives.

Due to these events the Company incurred non-recurring, non-operating expenses of approximately $900,000 during the year. These expenditures were a necessary element of management's goal to establish a significant market presence in retail and institutional trading and to provide financing options for small and mid-sized companies.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (Continued)
FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996 (Continued)

Due to these events the Company incurred non-recurring, non-operating expenses of approximately $900,000 during the year. These expenditures were a necessary element of management's goal to establish a significant market presence in retail and institutional trading and to provide financing options for small and mid-sized companies.

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

Clearing expenses increased $279,000 or 41% in 1997. These increases were attributable to Friend and WestAmerica, which combined, accounted for $354,000 of clearing expenses, offset by a decrease in National's clearing expenses of $75,000.

Finally, other expenses increased $1,351,000 or 142% to $2,300,000 in 1997 from $949,000 in 1996. The largest components include an increase in travel of $630,000, an increase in printing of $100,000 and an increase in insurance of $190,000. These increases were attributable to the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving unsecured credit facility with Seafirst Bank and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. These borrowings are short-term and have not extended beyond a few days. At September 25, 1998 borrowings outstanding were $2,700,000. This balance was repaid within three business days.

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

In July 1998, the Company renegotiated the term on a note payable to a bank with an original principal amount of $900,000. Under the original agreement the note was to be repaid in monthly installments of $150,000 of principal plus interest from May through October 1998. The revised agreement calls for repayment in monthly installments of $75,000 of principal plus interest from August 1998 through January 1999. The principal balance owing on the note at September 25, 1998 was $300,000.

National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At September 25, 1998, National's net capital exceeded the requirement by $1,991,000.

WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that WestAmerica maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At September 30, 1998, WestAmerica's net capital exceeded the requirement by $138,000.

Advances, dividend payments and other equity withdrawals from National or WestAmerica are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

As of fiscal year ended September 25, 1998, total assets were $73,116,000 compared to total assets of $63,774,000 as of fiscal year September 26, 1997, which represents a 15% increase in total assets for the 12-month period. As of fiscal year ended September 26, 1997, total assets were $63,774,000, compared to total assets of $57,955,000 as of September 27, 1996, which represents a 10% increase in total assets for the 12-month period.

The objective of liquidity management is to ensure the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers. Historically, cash flow from operations and earnings contribute significantly to liquidity.

Unlike WestAmerica, National requires its investment executives to be responsible for substantially all of the overhead expenses associated with their sales efforts, including their office furniture, sales assistants, telephone service and supplies.

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

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was adopted by the Company in the year ending September 25, 1998. The 1997, 1996, 1995 and 1994 earnings per share data have been restated in order to conform to the requirements of SFAS
No. 128.

In June 1997, the FASB issued SFAS Nos. 130 and 131. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting about operating segments, products and services, geographic areas, and major customers. The standards become effective for fiscal years beginning after December 15, 1997. Management plans to adopt these standards in the year ending September 24, 1999. Management believes that the provisions of SFAS Nos. 130 and 131 will not have a material effect on its financial condition or reported results of operations.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 problem has the potential to impact the entire securities industry due to the flow of information moving from exchanges to trading partners on a real-time basis from computer system to computer system.

The Company defines a system as Year 2000 compliant as one capable of correct identification, manipulation and calculation when processing data during the year change from December 31, 1999 to January 1, 2000.

The Company is addressing the Year 2000 issue in the following manners. Internally, the Company has prepared an inventory of all Information Technology ("IT") and non-IT systems, critical to operations. The Company has begun testing all of its internal IT systems and has concluded that not all systems are compliant under the above definition. The Company has determined the remedies necessary to achieve Year 2000 compliance. The Company has retained an outside consulting firm, Washington Web Site Services, which works on site and will continue working with the Company, at a minimum, until all IT systems are Year 2000 compliant. Based on the most recent evaluation, the Company will need to primarily upgrade software to its existing systems; the addition of hardware will not be significant.

The majority of the Company's trade processing information is handled through a third party vendor. In the first quarter of fiscal 1999, the Company negotiated an agreement to change to BETA Systems, Inc. from its prior vendor. The Company anticipates that this conversion will be completed and fully operational during the third quarter of fiscal 1999. As part of this agreement, BETA Systems, Inc. has represented to the Company that they will be Year 2000 compliant. Additionally, the Company has initiated formal communications with all other significant data processing and telecommunications vendors to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issue. These vendors have represented to the Company they will be compliant with the requirements of the year 2000.

Based on a most recent assessment, the Company has determined that material costs and resources will not be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. To date, the Company has spent less than $50,000 and estimates it will spend less than $100,000 in total regarding the Year 2000 issue.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, even if the Company's systems and the Company's significant vendors are compliant, the potential impact of the Year 2000 problem on the securities industry as a whole could be material, as virtually every aspect of the sales of securities and processing of transactions will be affected. Due to the size of the problem facing the securities industry and the interdependent nature of the business, the Company may be materially adversely affected by this issue.

ITEM 8 - FINANCIAL STATEMENTS

See part IV, Item 14(a)(1) for a list of financial statements filed as part of this report.

                        INDEPENDENT AUDITORS' REPORT




To the Stockholders and
Board of Directors
Olympic Cascade Financial Corporation

We have audited the accompanying consolidated statement of financial condition of Olympic Cascade Financial Corporation and subsidiaries as of September 25, 1998 and the related consolidated statements of operations, changes in stockholders equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olympic Cascade Financial Corporation and subsidiaries as of September 25, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                   /s/ Feldman, Sherb, Ehrlich & Co., P.C.
                                   Feldman, Sherb, Ehrlich & Co., P.C.
                                   Certified Public Accountants


New York, New York
December 9, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and
Board of Directors
Olympic Cascade Financial Corporation

We have audited the accompanying consolidated statement of financial condition of Olympic Cascade Financial Corporation and subsidiaries as of September 26, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended September 26, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olympic Cascade Financial Corporation and subsidiaries as of September 26, 1997 and the results of its consolidated operations and cash flows for each of the years in the two-year period ended September 26, 1997, in conformity with generally accepted accounting principles.


                                            /s/ Moss Adams LLP
                                            -------------------------

Seattle, Washington
November 14, 1997


                                       F-1A

           OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                       SEPTEMBER 25,        SEPTEMBER 26,
                                                                           1998                 1997
                                                                      --------------        -------------

                                   ASSETS

CASH, subject to immediate withdrawal                                 $     551,000         $     979,000

CASH, CASH EQUIVALENTS AND SECURITIES                                    27,348,000            30,934,000

DEPOSITS                                                                  2,024,000             1,292,000

RECEIVABLES:
  Customers                                                              39,680,000            22,114,000
  Brokers and dealers                                                       826,000             1,847,000
  Other                                                                     315,000               481,000
  Refundable federal income tax                                             654,000               597,000

SECURITIES HELD FOR RESALE, at market                                       235,000              2,066,000

FIXED ASSETS, net                                                         1,292,000              1,528,000

GOODWILL, net                                                                61,000              1,391,000

OTHER ASSETS                                                                130,000                545,000
                                                                      --------------        ---------------
                                                                      $  73,116,000         $   63,774,000
                                                                      ==============        ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES:
  Customers                                                           $  60,548,000         $   48,828,000
  Brokers and dealers                                                     1,714,000              1,752,000

SECURITIES SOLD, BUT NOT YET PURCHASED, at market                            73,000              1,047,000

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
  OTHER LIABILITIES                                                       2,073,000              3,634,000

REVOLVING CREDIT LINE                                                     2,700,000                      -

NOTES PAYABLE                                                             1,948,000                909,000

CAPITAL LEASE PAYABLE                                                     1,112,000                      -
                                                                      --------------        ---------------
                                                                         70,168,000             56,170,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 100,000 shares authorized,
     none issued and outstanding                                                  -                      -
  Common stock, $.02 par value, 6,000,000 shares authorized,
     1,463,007 and 1,444,205 shares issued and outstanding                   29,000                 29,000
  Additional paid-in capital                                              5,407,000              5,045,000
  Retained earnings (Deficit)                                            (2,488,000)             2,530,000
                                                                      --------------        ---------------
                                                                          2,948,000              7,604,000
                                                                      --------------        ---------------
                                                                      $  73,116,000         $   63,774,000
                                                                      ==============        ===============

                          See notes to financial statements.

                        OLYMPIC CASCADE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           FOR THE YEARS ENDED
                                                              ---------------------------------------------------
                                                              SEPTEMBER 25,     SEPTEMBER 26,      SEPTEMBER 27,
                                                                   1998              1997              1996
                                                              ---------------   ---------------    --------------
REVENUES:
  Commissions                                                      23,636,000        17,496,000        14,490,000
  Net dealer inventory gains                                        5,512,000         4,782,000         3,251,000
  Underwriting                                                     10,726,000        12,837,000        13,191,000
  Interest and dividends                                            4,380,000         3,775,000         2,921,000
  Transfer fees and clearance services                                735,000           620,000           576,000
  Other                                                               705,000           484,000           470,000
                                                              ---------------   ---------------    --------------

                                                                   45,694,000        39,994,000        34,899,000
                                                              ---------------   ---------------    --------------

EXPENSES:
  Commissions                                                      25,045,000        22,017,000        21,236,000
  Employee compensation and related expenses                        8,746,000         6,364,000         4,200,000
  Occupancy and equipment costs                                     3,736,000         2,927,000         1,730,000
  Interest                                                          2,840,000         2,265,000         1,806,000
  Clearance fees                                                    1,565,000           965,000           686,000
  Communications                                                    1,922,000         1,499,000           722,000
  Taxes, licenses, registration                                       620,000           874,000           609,000
  Professional fees                                                 1,381,000           589,000           418,000
  Other operating expenses                                          5,129,000         2,300,000           949,000
                                                              ---------------   ---------------    --------------

                                                                   50,984,000        39,800,000        32,356,000
                                                              ---------------   ---------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES                                  (5,290,000)          194,000         2,543,000

BENEFIT (PROVISION) FOR INCOME TAXES                                  624,000           (93,000)         (808,000)
                                                              ---------------   ---------------    --------------

NET INCOME (LOSS)                                             $    (4,666,000)  $       101,000    $    1,735,000
                                                              ===============   ===============    ==============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  Basic                                                       $         (3.12)             0.08              1.86
                                                              ===============   ===============    ==============
  Diluted                                                     $         (3.12)             0.07              1.66
                                                              ===============   ===============    ==============



                         See notes to financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              YEARS ENDED SEPTEMBER 25, 1998, SEPTEMBER 26, 1997 AND
                                SEPTEMBER 27, 1996


                                                      Common Stock               Additional
                                              ------------------------------      Paid-In          Retained
                                                 Shares           Amount          Capital          Earnings          Total
                                              -------------    -------------    -------------    -------------    -------------
BALANCE, September 29, 1995                        676,938     $     14,000     $    918,000  $     2,248,000  $     3,180,000
  Issuance of common stock
     related to transfer of registered
     representatives and customer
     accounts including $90,000
     income tax benefit                             60,000            1,000          299,000                           300,000
  Exercise of stock options, including
     $26,000 income tax benefit                     32,586                -          101,000                -          101,000
  Stock dividends                                   75,724            2,000          507,000         (509,000)               -
  Net income                                             -                -                -        1,735,000        1,735,000
                                              -------------    -------------    -------------    -------------    -------------

BALANCE, September 27, 1996                        845,248           17,000        1,825,000        3,474,000        5,316,000
  Exercise of stock options, including
    $78,000 income tax benefit                     153,978            3,000          719,000                -          722,000
  Stock dividends                                  174,979            4,000        1,041,000       (1,045,000)               -
  Common stock issuance in
    connection with acquisitions                   270,000            5,000        1,460,000                -        1,465,000
  Net income                                             -                -                -          101,000          101,000
                                              -------------    -------------    -------------    -------------    -------------

BALANCE, September 26, 1997                      1,444,205           29,000        5,045,000        2,530,000        7,604,000

  Exercise of stock options                          2,012                             8,000                             8,000
  Stock dividends                                   72,299            1,000          351,000         (352,000)               -
  Original issue discount                                -                -          307,000                           307,000
  Treasury stock                                   (55,509)          (1,000)        (304,000)                         (305,000)
  Net loss                                               -                -                -       (4,666,000)      (4,666,000)
                                              -------------    -------------    -------------    -------------    -------------

BALANCE, September 25, 1998                      1,463,007  $        29,000  $     5,407,000  $    (2,488,000) $     2,948,000
                                              =============    =============    =============    =============    =============



                         See notes to financial statements.

           OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the Years Ended
                                                                     --------------------------------------------------
                                                                     September 25,     September 26,     September 27,
                                                                         1998              1997               1996
                                                                     --------------    --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               $  (4,666,000)    $     101,000    $     1,735,000
     Adjustments to reconcile net income (loss) to net cash from operating activities
     Depreciation and amortization                                         716,000           498,000            390,000
     Loss on sale of subsidiaries                                        1,114,000                 -                  -
     Loss on disposal of fixed assets                                            -             2,000                  -
     Deferred income tax benefit                                             6,000           (45,000)                 -
     Gain on foreign currency translation                                        -           (43,000)                 -
     Changes in assets and liabilities:
         Decrease (increase) in cash, cash equivalents and securities    3,586,000         2,071,000         (7,611,000)
         Decrease (increase) in deposits                                  (732,000)         (515,000)          (598,000)
         Decrease (increase) in receivables                            (16,379,000)       (6,900,000)        (2,910,000)
         Decrease (increase) in federal income tax receivable              (57,000)         (948,000)           585,000
         Decrease (increase) securities held for resale                  1,831,000         1,350,000         (2,538,000)
         Decrease (increase) in other assets                              (413,000)         (439,000)            42,000
         Increase (decrease) in payables                                11,682,000         2,105,000         10,986,000
         Increase (decrease) in securities sold, but not yet purchased    (974,000)         (290,000)         1,142,000
         Increase (decrease) in accounts payable, accrued expenses
             and other liabilities                                        (320,000)        1,181,000          1,476,000
                                                                     --------------    --------------    ---------------
                                                                        (4,606,000)       (1,872,000)         2,699,000
                                                                     --------------    --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                             (371,000)       (1,313,000)          (251,000)
     Sale of fixed assets                                                  124,000                 -                  -
     Purchase of goodwill                                                        -           (83,000)                 -
     Proceeds from sale of subsidiary                                      500,000                 -                  -
                                                                     --------------    --------------    ---------------
                                                                           253,000        (1,396,000)          (251,000)
                                                                     --------------    --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                    -           724,000
     Exercise of stock options                                               8,000           644,000             75,000
     Borrowings on line of credit                                        2,700,000                 -                  -
     Proceeds from notes payable                                         1,925,000         1,805,000                  -
     Payments on capital lease                                            (108,000)                -                  -
     Payments on notes payable                                            (600,000)       (1,653,000)                 -
                                                                     --------------    --------------    ---------------
                                                                         3,925,000         1,520,000             75,000
                                                                     --------------    --------------    ---------------

INCREASE (DECREASE) IN CASH                                               (428,000)       (1,748,000)         2,523,000

CASH, beginning of year                                                    979,000         2,727,000            204,000
                                                                     --------------    --------------    ---------------

CASH, end of year                                                    $     551,000     $     979,000     $    2,727,000
                                                                     ==============    ==============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
         Interest                                                    $  (2,783,000)    $   2,265,000     $    1,806,000
                                                                     ==============    ==============    ===============
         Income taxes                                                $           -     $   1,117,000     $      223,000
                                                                     ==============    ==============    ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES
         Deferred cost and issuable common stock                     $           -     $           -     $      210,000
                                                                     ==============    ==============    ===============
         Tax effect of common stock issued and stock options
             exercised                                               $           -     $      78,000     $      116,000
         Redemption and retirement of capital stock                       (305,000)                -                  -
                                                                     ==============    ==============    ===============
         Warrants issued as a discount on notes payable              $     307,000     $           -     $
                                                                     ==============    ==============    ===============
         Assets under capital lease                                  $   1,180,000     $           -     $            -
                                                                     ==============    ==============    ===============
     Acquisitions of subsidiaries:
         Fair value of assets acquired                                           -         1,596,000                  -
         Liabilities assumed                                                     -           855,000                  -
                                                                     ==============    ==============    ===============
         Common stock issued                                         $           -     $     741,000     $            -
                                                                     ==============    ==============    ===============


                       See notes to financial statements.
                                       F-5

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 26, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 29, 1996


1.   ORGANIZATION:

     Olympic Cascade Financial Corporation ("Olympic") is a financial services organization, operating through its two wholly owned subsidiaries, National Securities Corporation ("National") and WestAmerica Investment Group ("WestAmerica") (collectively the "Company"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies through research, financial advisory services and investment banking services for both public offerings and private placements, and also provides retail brokerage and trade clearance operations.

     During the year ended September 25, 1998, the Company sold its interests in both L.H. Friend, Weinress, Frankson & Presson, Inc. ("Friend") and Travis Capital, Inc. ("Travis").


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Olympic and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     b. ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c. ACCOUNTING METHOD - Customer security transactions and the related commission income and expense are recorded on a settlement date basis. The Company's financial condition and results of operations using the settlement date basis are not materially different from that of the trade date basis. Revenue from consulting services and investment banking activities is recognized as the services are performed.

     d. FIXED ASSETS - Fixed assets are stated at cost. Depreciation is calculated using the straight line method based on the estimated useful lives of the related assets, which range from three to five years.

     e. FISCAL YEAR - The Company has a fifty-two or fifty-three week year, ending on the last Friday in September.

     f. CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company defines cash as cash subject to immediate withdrawal. Cash, cash equivalents and securities as discussed in Note 4 are not considered a change in cash for this purpose.

     g. INCOME TAXES - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

     h. FAIR VALUE OF FINANCIAL INSTRUMENTS - Substantially all of the Company's financial statements are carried at fair value. Assets, including cash, cash equivalents and securities, deposits, certain receivables, securities held for resale and other assets, are carried at fair value or contracted amounts which approximate fair value. Similarly, liabilities, including certain payables, securities sold but not yet purchased and notes payable are carried at fair value or contracted amounts approximating fair value.

     i. EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per common share is based upon the net income (loss) for the year divided by the weighted average number of common shares outstanding during the year. For the fiscal years ended 1998, 1997 and 1996, the number of shares used in the basic earnings (loss) per share calculation were 1,496,634, 1,195,403 and 933,069, respectively. Diluted earnings (loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method at the beginning of the year. For the fiscal years ended 1998, 1997 and 1996, the number of shares used in the diluted earnings (loss) per share calculation was 1,496,634, 1,425,119 and 1,047,831, respectively. All shares used in the basic and diluted calculations have been restated to show the effect of the stock dividends as described in Note 14. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" in the first quarter of fiscal 1998. The 1997 and 1996 earnings per share data have been restated in order to conform to the requirements of SFAS No.128.

     j. IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 25, 1998 the Company believes that there has been no impairment of its long-lived assets.

     k. STOCK BASED COMPENSATION - The Company accounts for stock transactions in accordance with APB No. 25, "Accounting for Stock Issued to Employees". The Company adopted Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation" by disclosing the pro forma requirements of Statement No. 123.

     l. CONCENTRATIONS OF CREDIT RISK - The Company is actively involved in securities underwriting, brokerage, distribution and trading. These and other related services are provided on a national basis to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individual investors. The Company's exposure to credit risk associated with the non-performance by these customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets which may impair the ability of customers and counterparties to satisfy their obligations to the Company.

     Substantially all of the securities held for the exclusive benefit of customers, pursuant to SEC Rule 15c3-3, consist of issues by the U.S. Government or federal agencies. The Company's most significant counterparty concentrations are other brokers and dealers, commercial banks, institutional clients and other financial institutions. This concentration arises in the normal course of the Company's business.


3.   CORPORATE RESTRUCTURING AND ACQUISITIONS AND DISPOSALS

     CORPORATE RESTRUCTURING - In November 1996, the Company's stockholders approved a restructuring whereby National's stockholders exchanged their shares of common stock on a one-for-one basis for shares of common stock of the Company resulting in National becoming a wholly owned subsidiary of the Company. The restructuring became effective in February 1997 and was accounted for as a pooling of interests.

     ACQUISITIONS - In March 1997, the Company acquired all of the outstanding stock of Friend, a Southern California based broker-dealer, specializing in investment banking, institutional brokerage, research and trading activities for middle market companies. Friend was acquired in exchange for 250,000 unregistered shares of the Company's common stock valued at $1,375,000 and $1,000,000 in cash. The Company recorded this transaction under the purchase method of accounting and has recorded goodwill of $1,300,000 for the purchase price and direct costs in excess of the net fair value of the assets acquired.

     Effective August 31, 1998, the Company sold its investment in Friend to an investment group led by the subsidiary's management in exchange for $500,000 and the redemption of 55,509 shares of the Company's common stock issued in the purchase. The Company wrote off goodwill and receivables of approximately $1,334,000. The Company recorded a loss on the transaction of approximately $900,000.

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

     In July 1997, the Company acquired all of the outstanding stock of Travis, a Salt Lake City, Utah based broker-dealer focusing on private placement of securities for emerging and middle market companies in the U.S. and internationally. Travis was acquired in exchange for 20,000 unregistered shares of the Company's common stock valued at $90,000. The Company recorded this transaction under the purchase method of accounting and has recorded goodwill of $45,000 for the purchase price and direct costs in excess of the net fair value of the assets acquired.

     Effective January 1, 1998, the Company sold its investment in Travis to Travis & Company in exchange for a note receivable of $281,000 which is included in other assets. The Company wrote off unamortized goodwill of $40,000, recorded a gain of approximately $97,000 and has, subsequent to the sale, recorded a corresponding allowance on the note receivable of $216,000. Under the terms of the note, the Company has collected approximately $65,000, through September 25, 1998.

     The operating results of these acquired companies are included in the consolidated statement of income from their respective acquisition dates through their dates of disposition. Goodwill resulting from the WestAmerica acquisition is being amortized over five years.


4.   CASH, CASH EQUIVALENTS AND SECURITIES

     Cash, cash equivalents, and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:


                                                                  September 25,                        September 26,

                                                                      1998                                 1997
                                                           ---------------------------           -------------------------
     United States Government obligations                  $              24,547,000             $            29,158,000

     Reverse repurchase agreement                                          2,530,000                           1,770,000

     Cash                                                                    271,000                               6,000
                                                           ---------------------------           -------------------------

                                                           $              27,348,000             $            30,934,000
                                                           ===========================           =========================

     The United States Government and agencies obligations mature at various dates through February 2027 and are stated at current market values. The reverse repurchase agreements are carried at cost, which approximates market value. The Company purchases these obligations at fixed, variable and adjustable interest rates in order to reduce exposure to interest rate changes.

5.   CUSTOMER RECEIVABLES AND PAYABLES

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

     Included in the amounts payable to customers are balances in accounts of officers and directors totaling $466,000 at September 25, 1998 and $659,000 at September 26, 1997 respectively.


6.   BROKER-DEALER RECEIVABLES AND PAYABLES

     Amounts receivable from and payable to brokers and dealers include:

                                                                 September 25,                        September 26,

                                                                      1998                                 1997
                                                           --------------------------           --------------------------
     Due from clearing organization                        $                314,000             $                708,000

     Deposits paid for securities borrowed                                   99,000                              588,000

     Commissions receivable                                                 278,000                              470,000

     Securities failed to deliver                                           135,000                               81,000
                                                           --------------------------           --------------------------

               Total receivable                            $                826,000             $              1,847,000
                                                           ==========================           ==========================


     Due to clearing organization                          $              1,345,000             $              1,518,000

     Securities failed to receivable                                        369,000                              234,000
                                                           --------------------------           --------------------------

                Total payable                              $              1,714,000             $              1,752,000
                                                           ==========================           ==========================

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

7.   SECURITIES HELD FOR RESALE

     Securities held for resale and securities sold, but not yet purchased consist of the following:



                                      September 25, 1998                                          September 26, 1997
                        ----------------------------------------------             ----------------------------------------------
                             Securities                Sold, But                        Securities                Sold, But
                              Held For                  Not Yet                          Held For                  Not Yet
                               Resale                  Purchased                          Resale                  Purchased
                        ---------------------     --------------------             --------------------     ---------------------
     Corporate
     stocks             $           230,000       $           46,000               $          1,990,000     $         1,047,000

     U.S.
     Government
     obligations                          -                   27,000                           71,000                         -

     Corporate
     obligations                      5,000                        -                            5,000                         -
                        ---------------------     --------------------             --------------------     ---------------------

                        $           235,000       $           73,000               $          2,066,000     $         1,047,000
                        =====================     ====================             ====================     =====================

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

     Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected in the Consolidated Statements of Financial Condition.

8.   FIXED ASSETS

     Fixed assets, at cost, consist of the following:


                                                       September 25,                     September 26,
                                                           1998                              1997
                                                  ------------------------         --------------------------
Office machines                                   $              274,000           $                427,000

Furniture and fixtures                                           679,000                          1,542,000

Electronic equipment                                             916,000                          1,333,000

Leasehold improvements                                            55,000                            212,000

Capital lease                                                  1,180,000                                  -
                                                  ------------------------         --------------------------

                                                               3,104,000                          3,514,000

Less accumulated depreciation and
amortization                                                   1,812,000                          1,986,000
                                                  ------------------------         --------------------------

                                                  $            1,292,000           $              1,528,000
                                                  ========================         ==========================

     In April 1998 and June 1998, the Company entered into sale and leaseback agreements with an outside funding company. As part of the agreement the Company sold certain fixed assets to the funding company for $930,000 and $250,000 in April and June, respectively, and agreed to lease these assets back over a 48 month period. The Company recorded no gain or loss and has recorded this transaction as a capital lease.

     The following is a schedule of assets under capital lease:

        Office machines                                        $     180,000
        Furniture and fixtures                                       512,000
        Electronic equipment                                         352,000
        Leasehold improvements                                       136,000
                                                               -------------
                                                                   1,180,000
        Less accumulated depreciation and amortization               102,000
                                                               -------------
                                                               $   1,078,000
                                                               =============

     The following is a schedule by years of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of September 25, 1998:


       Fiscal year ended
                                    1999                      $   340,000
                                    2000                          340,000
                                    2001                          340,000
                                    2002                          357,000
                                                              -----------
       Total minimum lease payments                             1,377,000
       Less: Amount representing taxes                             85,000
                                                              -----------
       Net minimum lease payments                               1,292,000
       Less amount representing interest                          180,000
                                                              -----------
       Present value of net minimum lease payments            $ 1,112,000
                                                              ===========

9.   LINE OF CREDIT

     National has an unsecured line of credit of up to $3,000,000. The line is subject to renewal in March 1999. Borrowings bear interest at the bank's prime rate. Interest is payable monthly. These borrowings are short-term and have not extended beyond a few days. Although at times National has not satisfied and may not in the future satisfy a minor loan covenant, the bank has continued to provide all necessary borrowings. At September 25, 1998, the Company has $2,700,000 in outstanding borrowings on the line of credit.


10.  NOTES PAYABLE

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

     In July 1998, the Company renegotiated the term on a note payable to a bank with an original principal amount of $900,000. Under the original agreement the note was to be repaid in monthly installments of $150,000 of principal plus interest from May through October 1998. The revised agreement calls for repayment in monthly installments of $75,000 of principal plus interest from August 1998 through January 1999. The principal balance owing on the note at September 25, 1998 was $300,000.

       The following is a schedule by years of debt maturity as of September 25, 1998:


            Fiscal year ended

            1999                                        $   300,000

            2000                                               --

            2001                                            802,000

            2002                                            963,000

            2003                                            160,000
                                                       -------------
                                                          2,225,000

            Less: discount on notes                        (227,000)
                                                       -------------
                                                       $  1,948,000
                                                       =============


11.  FEDERAL INCOME TAX

     The income tax benefit (provision) consists of:

                                          For the Years Ended
                           ---------------------------------------------------
                            September 25,    September 26,      September 27,
                                1998             1997               1996
                           --------------   ---------------   ----------------
     Current federal
        income tax           $ 626,000         $ (56,000)        $(808,000)

     Deferred federal
        income tax              (2,000)           45,000              --

     Current state
        income tax                 --            (82,000)             --
                            ----------        ----------        ----------
                             $ 624,000         $ (93,000)        $(808,000)
                            ==========        ==========        ==========

     The income tax provision varies from the federal statutory rate as follows:


                            September 25,    September 26,      September 27,
                                1998             1997               1996
                           --------------   ---------------   ---------------
     Statutory
      federal rate          $ 1,852,000       $  (66,000)       $ (865,000)

     State income
      taxes, net of
      federal income
      tax benefit                                (54,000)

     Losses for
      which no benefit
       is provided           (1,230,000)                             --

     Other                        2,000           27,000            57,000
                           --------------   ---------------   ---------------
                            $   624,000       $  (93,000)      $  (808,000)
                           ==============   ===============   ===============


     The Company has net operating loss (NOL) carryforwards for Federal income tax purposes of approximately $3,000,000, substantially all of which expires in 2018.

     Significant components of the Company's deferred tax assets are as follows at September 25, 1998 and September 26, 1997:


                                                          1998                  1997
                                                      ------------           -----------
         Net Operating losses                         $  1,017,000           $    34,000

         Other                                              41,000                11,000
                                                      ------------           -----------

         Total                                           1,058,000                45,000

         Valuation allowance                            (1,017,000)                 --
                                                      ------------           -----------
           Total deferred tax asset                   $     41,000           $    45,000
                                                      ============           ===========


     There were no deferred tax assets or liabilities at September 27, 1996.

12.  COMMITMENTS

     As of September 25, 1998, the Company is committed under operating leases to future minimum lease payments as follows:


       Fiscal Year Ending
       ------------------
             1999                                       $    628,000
             2000                                            608,000
             2001                                            519,000
             2002                                            355,000
             2003                                            278,000
                                                        ------------
                                                        $  2,388,000
                                                        ============


     Rental expense for operating leases for the years ended September 25, 1998, September 26, 1997 and September 27, 1996 was $1,661,000, $1,113,000 and
     $672,000, respectively.

     UNDERWRITINGS - During fiscal 1998, the Company participated in underwriting securities for private placements, initial and secondary public offerings. At September 25, 1998, the Company has no outstanding commitments relating to underwriting transactions.


13.  CONTINGENCIES

     In May 1997, a minority stockholder of the Company commenced a lawsuit alleging that the Company, and certain present and former officers and directors breached their fiduciary duties to the plaintiff and that the proxy statement by which the Company's merger was affected was materially false and misleading. In March, 1998, the parties engaged in mediation, the plaintiff dismissed the lawsuit with prejudice, the parties agreed to enter into a binding arbitration agreement and commenced to determine the fair value of the plaintiff's shares. The arbitration of this matter is still pending.

     In April 1997, a Trust and three individuals, commenced an action against the Company. The plaintiffs allege the defendants' failure to purchase securities from them constitutes, among other things, breach of contract, securities rule violations and fraud. They seek unspecified compensatory and punitive damages and specific performance of their alleged agreements.

     In September 1997, a corporation served the Company with a complaint alleging that the Company and a former representative breached a contract and committed various torts by failing to perform an alleged promise to raise capital for the plaintiff through an initial public offering of stock. The plaintiff sought not less than $8.5 million in actual damages and not less than $42.5 million in punitive damages. On November 3, 1997, the plaintiff voluntarily dismissed the complaint without prejudice but refiled the same complaint in August 1998. The Company has filed a motion to dismiss all counts of the complaint.

     The Company was named as a Respondent in an arbitration brought before the NASD Regulation, Inc., by a broker-dealer in securities. The broker-dealer claimed that the Company and nine former registered agents spread "scurrilous and defamatory rumors" and that they did so with misappropriated customer lists. The claimant was seeking at least $1,000,000 in general and punitive damages. This arbitration matter has been dismissed.

     In October 1998, a corporation commenced an action against the Company claiming that during the unsuccessful effort to complete an initial public offering of the plaintiff's stock the Company breached the terms of two letters of intent concerning the offering, breached their fiduciary duties, and engaged in both intentional and negligent misrepresentation. Compensatory damages of $650,000 are being sought in this matter as well as an unspecified amount of punitive damages.

     The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims which in the aggregate seek general and punitive damage approximating $440,000. These matters arise out of the normal course of business.

     The Company intends to vigorously defend itself in these actions, and in any event, does not believe these actions singularly or combined would have a material adverse effect on the Company's financial statements or business operations.


14.  STOCKHOLDER'S EQUITY

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

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income and diluted earnings per share would have been reduced by approximately $761,000, or $0.51 per share in 1998, $779,000, or

     $0.54 per share in 1997, $282,000, or $0.33 per share in 1996.
     The fair value of the options granted during 1998, 1997 and 1996 is estimated as $1,153,000, $960,000 and $620,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                     1998            1997             1996
                                   --------        --------         --------
     Volatility                     63.87%          63.39%           63.64%

     Risk-free interest rate         6.17%           6.31%            6.77%

     Expected life                  5 years         5 years          5 years


     A summary of the status of the Company's stock options is presented below:


                                                                                       Weighted
                                                                                        Average
                                                                                         Price
                               Authorized          Granted           Available         Per Share
                              -------------     -------------      --------------    ------------
Balance,
September 29, 1995               441,800            370,459             71,341         $   2.84

  Creation of new plan           405,169               --              405,169

  Granted                           --              308,221           (308,221)        $   3.88

  Exercised                      (39,612)           (39,612)              --           $   1.90
                               ---------           --------          ---------
Balance,
September 27, 1996               807,357            639,068            168,289         $   3.60


  Creation of new plan           538,126               --              538,126

  Granted                           --              303,739           (303,739)        $   5.79

  Exercised                     (161,677)          (161,677)              --           $   3.41
                               ---------           --------          ---------
Balance,
September 26, 1997             1,183,806            781,130            402,876         $   4.64

  Granted                           --              148,500           (148,500)

  Exercised                       (2,012)            (2,012)              --           $   3.54

  Forfeitures                   (161,340)          (161,340)              --           $    --
                               ---------           --------          ---------
Balance,
September 25, 1998             1,020,454            766,278            254,176
                               =========           ========          =========


    The following table summarizes information about stock options outstanding at September 25, 1998:


                                   Options Outstanding                        Options Exercisable
                    -----------------------------------------------    -------------------------------
                                        Weighted       Weighted                             Weighted
    Range of                             Average        Average                             Average
    Exercise            Number          Remaining       Exercise           Number           Exercise
     Prices           Outstanding      Cont. Life        Prices          Exercisable         Prices
 ---------------    --------------    -------------   -------------    ---------------    ------------
   $3.39-3.73          333,330            2.36         $    3.60            329,980        $    3.59


   $4.13-4.53           91,538            4.22         $    4.20             79,134        $    4.15


   $5.44-5.64          190,920            3.76         $    5.54            171,809        $    5.54


   $7.12               150,490            3.38         $    7.12            150,490        $    7.12
                      ---------                                            ---------
                       766,278                                              731,413
                      =========                                            =========


          STOCK WARRANTS - During 1997, the Company issued 33,075 stock warrants with an exercise price of $4.76 per share expiring five years from the award date to the lender. The warrants were valued at $20,000, net of tax benefit, which has been recorded as a discount on the note payable. Such note was paid in 1998 and, accordingly, the discount was amortized to operations.

          In addition, stock warrants were issued in conjunction with notes issued by the Company in November 1997 and January 1998 (See Note 10).

          STOCK DIVIDENDS - On December 22, 1997, the Company declared a 5% stock dividend to all common shareholders. The stock dividend increased the number of issued and outstanding shares by 72,299. During fiscal year 1997, the Company declared three 5% stock dividends to all common stockholders. The stock dividends were issued on January 27, 1997, May 30, 1997 and September 10, 1997. The stock dividends in 1997 increased the number of issued and outstanding shares by 174,979. During fiscal year 1996, the Company declared two 5% stock dividends to all common stockholders. The stock dividends were issued on June 4, 1996 and September 16, 1996. The stock dividends in 1996 increased the number of issued and outstanding shares by 75,724. All references in the accompanying financial statements to the number of stock options and warrants, and earnings per share have been restated to reflect the dividends.

15.  NET CAPITAL REQUIREMENTS

     National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At September 25, 1998, National's net capital exceeded the requirement by $1,991,000.

     WestAmerica, as registered broker-dealers are also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that each company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At September 25, 1998, WestAmerica's net capital exceeded the requirement by $138,000.

     Advances, dividend payments and other equity withdrawals from National or WestAmerica are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to the Company.

16.  EMPLOYEE BENEFITS

     The Company's subsidiaries have defined 401(k) profit sharing plans which cover substantially all of their employees. Under the terms of the plans, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to their respective plans. Each company's annual contributions are made at the discretion of the respective Board of Directors. During the fiscal years September 25, 1998 and September 27, 1996, the Company made no such contributions. During fiscal year September 26, 1997, the Company charged $53,000 to operations in connection with the plans.

17.  FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

     Fourth quarter 1998 adjustments included write-downs of receivables of $935,000, losses from the sale of subsidiaries of $1,114,000 and the write-off of other assets of $473,000.

18.  FINANCIAL INFORMATION - OLYMPIC

     Olympic was formed February 6, 1997. The following Olympic (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

                       STATEMENTS OF FINANCIAL CONDITION

                                    ASSETS


                                                 September 25, 1998      September 26, 1997
                                                 ------------------      ------------------
Cash, subject to immediate withdrawal                $    8,000              $   11,000

Receivables from subsidiaries                            14,000                 545,000

Other receivables                                        53,000                  --

Capital lease                                         1,078,000                  --

Investment in subsidiaries                            5,355,000               9,134,000

Other asset                                              30,000                  68,000
                                                 ------------------      ------------------
                                                     $6,538,000              $9,758,000
                                                 ------------------      ------------------
                                                 ------------------      ------------------


                     LIABILITIES AND STOCKHOLDER'S EQUITY


Accounts Payable, accrued expenses, and              $  271,000              $   68,000
other liabilities

Payable to subsidiaries                                 259,000               1,177,000

Capital lease payable                                 1,112,000                  --

Note payable                                          1,948,000                 909,000
                                                 ------------------      ------------------
                                                      3,590,000               2,154,000
                                                 ------------------      ------------------
Stockholder's equity                                  2,948,000               7,604,000
                                                 ------------------      ------------------
                                                     $6,538,000              $9,758,000
                                                 ------------------      ------------------
                                                 ------------------      ------------------


                           STATEMENTS OF OPERATIONS


                                                                                       Period from
                                                                                     February 6, 1997
                                                            Fiscal Year Ended         (Inception) to
                                                            September 25, 1998      September 26, 1997
                                                            ------------------      ------------------
Operating expenses                                             $(2,609,000)             $(696,000)

Other income (expenses)

      Gain on foreign currency translation                              --                 43,000

      Interest and other income                                    151,000                     --

      Loss on investment in subsidiaries                        (1,094,000)              (159,000)

      Loss on sale of investments                               (1,114,000)                    --
                                                            ------------------      ------------------
Loss before income tax                                          (4,666,000)              (812,000)

Income tax benefit                                                      --                270,000
                                                            ------------------      ------------------
Net loss                                                       $(4,666,000)             $(542,000)
                                                            ------------------      ------------------
                                                            ------------------      ------------------


                       STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                           Common       Stock    Additional
                                          --------------------    Paid-in       Retained
                                           Shares       Amount    Capital       Earnings         Total
                                          ---------    -------   ----------    -----------    -----------
FORMATION, February 6, 1997

    Common stock issued in                1,203,930    $24,000   $7,648,000    $        --    $ 7,672,000
    connection with acquisitions

    Exercise of stock options,              109,175      2,000      472,000             --        474,000
     including $25,000 income
     tax benefit

    Stock dividends                         131,100      3,000      701,000       (704,000)            --

    Net loss                                     --         --           --       (542,000)      (542,000)
                                          ---------    -------   ----------    -----------    -----------
BALANCE, September 26, 1997               1,444,205    $29,000   $8,821,000    $(1,246,000)   $ 7,604,000
                                          ---------    -------   ----------    -----------    -----------
    Exercise of stock options                 2,012         --        8,000             --          8,000

    Stock dividend                           72,299      1,000      351,000       (352,000)            --

    Stock redemption                        (55,509)    (1,000)    (304,000)            --       (305,000)

    Original discount on notes                   --         --      307,000             --        307,000
     payable

    Net loss                                     --         --           --     (4,666,000)    (4,666,000)
                                          ---------    -------   ----------    -----------    -----------
BALANCE, September 25, 1998               1,463,007    $29,000   $9,183,000    $(6,264,000)*  $ 2,948,000
                                          ---------    -------   ----------    -----------    -----------
                                          ---------    -------   ----------    -----------    -----------


* Addtional paid-in-capital and retained earnings for the parent company differ from consolidated amounts due to accounting for the merger with National using the pooling of interests method in the consolidated financial statements.

                           STATEMENTS OF CASH FLOWS


                                                                                       Period from
                                                                                     February 6, 1997
                                                            Fiscal Year Ended         (Inception) to
                                                            September 25, 1998      September 26, 1997
                                                            ------------------      ------------------
CASH FLOW FROM OPERATING ACTIVITIES

    Net loss                                                   $(4,666,000)            $  (542,000)

    Adjustments to reconcile net income to net cash

      Gain on foreign currency translation                              --                 (43,000)

      Loss on investment in subsidiaries                         1,094,000                 159,000

      Loss on sale of subsidiaries                               1,114,000                      --

      Depreciation and amortization                                169,000                      --

      Changes in assets and liabilities                          1,196,000                 632,000
                                                            ------------------      ------------------
                                                                (1,093,000)                206,000
                                                            ------------------      ------------------

CASH FLOW FROM INVESTING ACTIVITIES

    Acquisition of subsidiaries                                         --                (443,000)

    Capital contributions to subsidiaries                         (135,000)             (1,177,000)
                                                            ------------------      ------------------
                                                                  (135,000)             (1,620,000)
                                                            ------------------      ------------------

CASH FLOW FROM FINANCING OPERATIONS

    Exercise of stock options                                        8,000                 474,000

    Proceeds from notes payable                                  1,925,000               1,805,000

    Payments on capital lease                                     (108,000)                     --

    Payments on notes payable                                     (600,000)               (854,000)
                                                            ------------------      ------------------
                                                                 1,225,000               1,425,000
                                                            ------------------      ------------------
NET CHANGE IN CASH                                                  (3,000)                 11,000

CASH BALANCE

    Beginning of year                                               11,000                      --
                                                            ------------------      ------------------
    End of year                                                $     8,000             $    11,000
                                                            ------------------      ------------------
                                                            ------------------      ------------------


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On August 26, 1998 Moss Adams LLP resigned as principal accountant to audit the Registrant's financial statements.

The reports of Moss Adams LLP on the Registrant's financial statements for the fiscal years ended September 26, 1997 and September 27, 1996 did not contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles.

In connection with its audits for the Registrant's two most recent fiscal years and through August 26, 1998 there were no disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the Registrant's two most recent fiscal years and through August 26, 1998 there have been no reportable events.

The Registrant engaged Feldman Sherb Ehrlich & Co., P.C. as its independent accountant as of August 31, 1998. During the Registrant's two most recent fiscal years, and through August 31, 1998, the Registrant did not consult with Feldman Sherb Ehrlich & Co., P.C. as to either the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements and the Registrant did not consult with Feldman Sherb Ehrlich & Co., P.C. as to any matter that was either the subject of a disagreement or reportable event.

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

Steven A. Rothstein      48     Chaiman, Chief Executive Officer and President
                                Chairman and Chief Executive Officer of National
                                Director of WestAmerica

Mr. Rothstein has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in February 1997. He became a member of the Board of National in May 1995 and was appointed
Chairman on August 1, 1995. From 1979 through 1989, Mr. Rothstein was a registered representative, and Limited Partner at Bear Stearns & Co., Inc. in Chicago, Illinois and Los Angeles, California. From 1989 to 1992, Mr. Rothstein was a Senior Vice President in the Chicago office of Oppenheimer and Company, Inc. In December 1992 he joined Rodman and Renshaw, Inc., a Chicago-based broker-dealer serving as Managing Director, and joined
H.J. Meyers, Inc. in Beverly Hills, California, a New York Stock Exchange member firm in March 1994. He resigned from H.J. Meyers and Company in March 1995 to associate with National. Mr. Rothstein is a 1972 graduate of Brown University, Providence, Rhode Island. Presently, Mr. Rothstein is a board member of Gateway Data Sciences, Inc., Shampan, Lamport Holdings Limited, SigmaTron International, Inc. and Vita Food Products, Inc.

Robert I. Kollack        52     Director and Vice Chairman
                                Director of National

Mr. Kollack has served as a Director of the Company since its inception in February, 1997. He was elected to the Board and was appointed Chief Executive Officer of National in August 1987. He served in those capacities until February, 1997, when he was appointed Vice-Chairman. From February 1981 to August 1987, Mr. Kollack acted as President and a Director of National. He joined National as an investment executive in 1972. From 1968 to 1972, he was an investment executive for Foster & Marshall, Inc., which at that time was a Seattle-based brokerage firm.

Gary A. Rosenberg                58            Director

Mr. Rosenberg has served as a Director of the Company since its inception in February, 1997., and served as its President from August, 1997 until April, 1998. He was appointed to the Board of National in December, 1996. Mr.
Rosenberg was Chairman and CEO of UDC Homes, Inc. (and its predecessors) from
1968 to 1994, and the Chairman (non-management) from 1994 to 1996. UDC Homes,
Inc. filed a petition for relief under Chapter 11 of the Bankruptcy Code in May, 1995. Presently, Mr. Rosenberg is Chairman, Chief Executive Officer and
Director of Canterbury Development Corporation, a family held company with financial, technology, entertainment and real estate interests. He is also a Director and Chairman of Dimyon Multimedia, Ltd., an Israeli multimedia and software company; Chairman and Director of the Rosenberg Foundation; Founder and Chairman of the Real Estate Research Center; member of the Board at the
J. L. Kellogg Graduate School of Management at Northwestern University; and a
Trustee of St. Norbert College. Mr. Rosenberg received his B.S. and M.B.A.
from Northwestern University and his J.D. from the University of Wisconsin.

James C. Holcomb, Jr.               47         Director

Since 1982, Mr. Holcomb has been employed by Holcomb Investment Company, a
Texas General Partnership. Holcomb Investment Company is a family-owned investment vehicle, privately investing in predominantly oil and gas exploration and development. Mr. Holcomb also is a private investor in wholesale distribution and manufacturing companies, and is often actively involved in the management of the companies in which investments are made.
Mr. Holcomb received his A.B. in 1972 from Brown University, and his J.D. in 1975 from the University of Texas School of Law.

D.S. Patel                          56      Director

Since 1987 to the present Mr. Patel has worked as Chairman of the Board of Directors, President and Chief Executive Officer of Circuit Systems, Inc., a publicly-traded manufacturer of printed circuit boards. Mr. Patel is also presently a Director of SigmaTron International, Inc., a publicly-traded electronics contract manufacturer, a position he has had since 1994.

EXECUTIVE OFFICERS

Robert H. Daskal                 57         Senior Vice President, Chief Financial Officer, Treasurer and
                                            Secretary
                                            Director of WestAmerica


Mr. Daskal has served as Senior Vice President, Chief Financial Officer and
Treasurer of the Company since its inception in February, 1997. From 1994 to 1997 Mr. Daskal was a Director, Executive Vice President and Chief Financial
Officer of Inco Homes Corporation, and from 1985 to 1994 he was a Director, Executive Vice President-Finance and Chief Financial Officer of UDC Homes,
Inc. (and its predecessors). UDC Homes, Inc. filed a petition for relief under Chapter 11 of the Bankruptcy Code in May, 1995. Mr. Daskal, a former
Tax Partner with Arthur Andersen & Co., became a CPA in Illinois in 1967. He received his B.B.A. and J.D. from the University of Michigan in Ann Arbor.
Mr. Daskal is presently a director of Inco Homes Corporation.

Michael A. Bresner               54         Senior Vice President and Chief Operating Officer
                                            President and Chief Operating Officer of National

Mr. Bresner became Senior Vice President and Chief Operating Officer of the
Company in January, 1998. In August 1998, he was named President and Chief
Operating Officer of National Securities. Prior to joining the Company, Mr.
Bresner worked as Managing Director of H.J. Meyers, Inc., a position he held since 1990. Additionally, Mr. Bresner served as Directing Editor of the Value
Line Special Situations Service.

DIRECTOR COMPENSATION

To date, no director of the Company has received any cash compensation for serving on the Board. The Company does not anticipate paying inside directors any cash compensation in the future. Outside directors (i.e., directors who are not also officers or employees of the Company or of a subsidiary) are paid $1,000 per meeting attended in person, and $500 per meeting attended by phone. Outside directors shall also be granted options to purchase 5,000 shares of the Company's common stock each year of their tenure, options, which fully vest six months after the date of issuance. The Company shall reimburse all directors for expenses incurred traveling to and from board meetings.

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

ITEM 11 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to each of its most highly compensated officers (the "Named Executive Officers") during the fiscal years ended 1998, 1997 and 1996:

                                                                                                                     Long-Term
                                                                       Annual Compensation                          Compensation
                                                    ----------------------------------------------------------       Securities
                                      Year                                                      Other                Underlying
  Name and Capacity                   Ended             Salary               Bonus           Compensation  *           Options
-----------------------            ------------     ----------------     ---------------   ---------------      ------------------
Steven A. Rothstein                   1998            $     225,000        $    287,000     $     453,000  **    $          --
Chairman, Chief                       1997            $      24,000        $     32,000     $   1,364,000  **    $          --
Executive Officer and President       1996            $      24,000        $    194,000     $   1,775,000  **    $          --

Robert I. Kollack                     1998            $     150,000        $      --        $     275,000        $          --
Director and Vice Chairman            1997            $     150,000        $     32,000     $     497,000        $          --
                                      1996            $     150,000        $    193,000     $     495,000        $          --

Robert H. Daskal                      1998            $     170,000        $     35,000     $       --           $          --
Senior Vice President,                1997            $      82,000        $      --        $       --           $          --
Chief Financial Officer,
Treasurer and Secretary

Michael A. Bresner                    1998            $     205,000        $     75,000     $       --           $          --
Senior Vice President and
Chief Operating Officer


* Amounts relate to commissions earned in the normal course of business, fees received for Corporate Finance services and profit from the sale during the year of the Company's stock obtained through the exercise of stock options.

** This compensation paid to Mr. Rothstein by the Company represents a percentage of business generated or supervised by Mr. Rothstein as follows: he is paid 50% of the commission generated on retail trades (compared to the 70% typically paid to National Securities' brokers), and 70% of the compensation collected by the firm (including warrants) on corporate finance transactions which he introduces and executes. Mr. Rothstein also collects an override on fees collected from all other corporate finance transactions as well as on business he creates for the firm.

In April, 1998, the Company and Mr. Rothstein agreed upon terms for a new employment agreement pursuant to which the Company will pay him as follows:
$480,000 annual salary, 50% of the commission generated on retail trades (compared to the 70% typically paid to National Securities' brokers), and a calculable bonus based upon the Company's consolidated income before tax.

In September 1998, as part of the efforts to reduce overhead costs, management of the Company (exclusive of WestAmerica) received a temporary reduction in compensation ranging from 10% to 62%.

The Company has granted options to certain officers, directors, employees and investment executives. The options granted during the last fiscal year (adjusted for stock dividends) to the Named Executive Officers are as follows:

                                                 Option Grants in Last Fiscal Year
                       --------------------------------------------------------------------------------------
                                                                                  Potential Realized Value
                        Number of     % of Total                                   at Assumed Annual Rates
                        Securities       Options                                 of Stock Price Appreciation
                        Underlying     Granted to                                     for Option Term
                         Options       Employees     Exercise      Expiration    ----------------------------
    Name                 Granted       in Fiscal       Price          Date           5%             10%
                                         Year
-------------          ------------   ------------  ------------  -------------  ------------  --------------
Steven A. Rothstein         36,750       24.75%      $   5.36        11/11/02     $   67,000    $  120,000

Michael A. Bresner          75,000       50.50%      $   4.13        02/04/03     $   85,000    $  189,000

The options exercised by the Named Executive Officers, and the fiscal year and value of unexercised options, are as follows:

                             Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
                          ----------------------------------------------------------------------------------------
                                                          Number of Securities            Value of Unexercised
                                                         Underlying Unexercised           In-the-Money Options
                            Shares                     Options at Fiscal Year End          at Fiscal Year End
                           Acquired      Value      --------------------------------   ---------------------------
    Name                  on Exercise   Realized      Exercisable      Unexercisable   Exercisable   Unexercisable
-------------             ------------  ---------   ----------------   -------------   -----------   -------------
Steven A. Rothstein                 -          -            323,209               -            -                -

Robert I. Kollack                   -          -             71,270               -            -                -

Robert H. Daskal                    -          -             22,601               -            -                -

Michael A. Bresner                  -          -             75,000               -            -                -

The Company has employment agreements with the four Named Executive Officers. None of the Named Executive Officers may be terminated against his will without a finding of fraud, theft or defalcation. The agreements generally provide that the officers will devote their entire time and attention to the business of the Company, will refrain during employment and for a period of one year thereafter from competing with the Company, and will not disclose confidential or trade secret information belonging to the Company. Of the four agreements, Mr. Daskal's, Mr. Rothstein's and Mr. Bresner's provide for a cash severance payment. Mr. Rothstein's severance payment is contingent upon National's net capital, as defined under the SEC's Uniform Net Capital Rule 15c3-1, exceeds $3,500,000 after honoring the severance obligation.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The following compares cumulative total stockholder return on the Company's common stock with the cumulative total stockholder return on the common equity of the companies in the NASDAQ U.S. Index and the NASDAQ Financial Index (the "Peer Group") for the period from October 1, 1993 to September 25, 1998.

                                      Olympic                            NASDAQ
       Measurement Period             Cascade           NASDAQ         Financial
      (Fiscal Year Covered)          Financial        U.S. Index         Index
      ---------------------          ---------        ----------       ---------
              1993                      100.00           100.00          100.00
              1994                      131.64            98.60           98.32
              1995                      141.77           136.20          134.56
              1996                      390.76           161.61          158.66
              1997                      271.41           221.85          218.28
              1998                      128.92           226.38          218.18

The above assumes a $100 investment on October 1, 1993, in each of Olympic Cascade Financial Corporation Common Stock, NASDAQ U.S. Index and the NASDAQ Financial Index (the "Peer Group"), and further assumes the reinvestment of all dividends.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

CERTAIN BENEFICIAL OWNERS

The following information is furnished as of December 8, 1998, as to any person who the Company knows to be the beneficial owner of more than 5% of the Company's common stock:

                                                                     Amount of
                                  Name/Address of                    Beneficial         Percent
      Title of Class              Beneficial Owner                  Ownership(1)        of Class
     ----------------       ----------------------------------      -------------       --------
     Common stock           Steven A. Rothstein                        627,455(2)            35.13%
                            2737 Illinois Road
                            Wilmette, IL  60091

     Common stock           Darren Friend                              124,032(3)           8.43%
                            2 Barrenger Court
                            Newport Beach, CA  92660

     Common stock           Marshall S. Geller                         123,240(3)           8.38%
                            11100 Santa Monica Blvd, Ste 970
                            Los Angeles, CA  90025

     Common stock           Gary A. Rosenberg                          122,194(4)           7.70%
                            1427 North State Pkwy.
                            Chicago, IL  60610

     Common stock           Maynard Mall Realty Trust                   76,578             5.23%
                            95 Main Street
                            Maynard, MA  01754

(1) All securities are beneficially owned directly by the persons listed in the table (except as otherwise indicated).

(2) Includes 27,550 shares owned by direct family members, 49,210 shares owned by retirement plans and 323,209 shares of vested unexercised stock options.

(3) Includes 16,538 shares of vested unexercised warrants to purchase common stock owned by Geller & Friend Capital Partners whereby Mrs. Friend and Mr. Geller are each 50% partners. Accordingly, each are allocated 8,269 shares. Also includes shares subject to a Voting Agreement expiring in August 1999 and requiring these shares be voted in favor of director nominees proposed by the Company's Board of Directors.

(4)  Includes 122,194 shares of vested unexercised stock options.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT  (CONTINUED)

MANAGEMENT

The following information is furnished as of December 8, 1998 as to each class of equity securities of the Company beneficially owned by all directors and officers of the Company as a group.



                                                                         Amount of
                                                                         Beneficial            Percent
         Name and Title of Beneficial Owner                              Ownership             of Class
------------------------------------------------------                   ----------            --------
Steven A. Rothstein - Chairman, Chief Executive Officer
                           and President                                  627,455(1)              35.13%

Robert I. Kollack - Director and Vice Chairman                             71,270(2)               4.65%

Gary A. Rosenberg - Director                                              122,194(2)               7.70%

James C. Holcomb, Jr. - Director                                            6,703                     _

Robert H. Daskal - Senior Vice President, Chief Financial
                    Officer, Treasurer and Secretary                       22,601(2)               1.52%

Michael A. Bresner - Senior Vice President and Chief
                          Operating Officer                                75,000(2)               4.88%

All officers and directors of the Company as a group (six persons)        925,223(3)              44.54%


(1) Includes 27,550 shares owned by direct family members, 49,210 shares owned by retirement plans and 323,209 shares of vested unexercised stock options.

(2)  Includes only shares of vested unexercised stock options.

(3)  Includes 614,274 shares of vested unexercised stock options.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year 1998 the Company advanced certain monies to Steven A. Rothstein, its Chairman, Chief Executive Officer and President. The largest aggregate amount outstanding to the Company during the fiscal year was approximately $185,000. At September 25, 1998 the balance outstanding was approximately $54,000. The Company has not charged Mr. Rothstein interest on these advances.

                                   PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements are included in Part II Item 8:

         1. FINANCIAL STATEMENTS
                Independent Auditors' Report
                Consolidated Financial Statements
                     Financial Condition, September 25, 1998 and
                       September 26, 1997
                     Operations, Years Ended September 25, 1998,
                       September 26, 1997 and September 27, 1996
                     Changes in Stockholders' Equity, Years ended
                       September 25, 1998, September 26, 1997 and
                       September 27, 1996
                     Cash Flows, Years ended September 25, 1998,
                       September 26, 1997 and September 27, 1996
                     Notes to Financial Statements

         2. FINANCIAL STATEMENT SCHEDULES

                    Schedules not listed above have been omitted because they are not applicable or have been included in footnotes to the consolidated financial statements.

(b)      REPORTS ON FORM 8-K

         Report on Form 8-K is included in Part II Item 9

(c)      EXHIBITS

         See Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC CASCADE FINANCIAL CORPORATION
(Registrant)


Date:    December 17, 1998                             By:   Steven A. Rothstein
      ------------------------                              --------------------
                                                              Steven A. Rothstein, Chairman,
                                                              Chief Executive Officer and President

Date:    December 17, 1998                             By:    Robert H. Daskal
      ------------------------                              ------------------
                                                              Robert H. Daskal, Senior Vice President,
                                                              Chief Financial Officer, Treasurer
                                                              and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    December 17, 1998                             By:    Steven A. Rothstein
      ------------------------                              ---------------------
                                                              Steven A. Rothstein, Chairman,
                                                              Chief Executive Officer and President

Date:    December 17, 1998                             By:    Robert I. Kollack
      ------------------------                              -------------------
                                                              Robert I. Kollack,  Director

Date:    December 17, 1998                             By:    Gary A. Rosenberg
      ------------------------                              -------------------
                                                              Gary A. Rosenberg, Director

Date:    December 17, 1998                             By:     James C. Holcomb, Jr.
        ---------------------------                           ----------------------
                                                              James C. Holcomb, Jr., Director

Date:    December 17, 1998                             By:     D.S. Patel
        ---------------------------                           -----------
                                                              D.S. Patel, Director

                                     31

                                 EXHIBIT INDEX


 3.1*    The Company's Articles of Incorporation
 3.2*    The Company's Bylaws
 3.3*    Amendment to the Articles of Incorporation dated February 25, 1992
 5.1*    Opinion of legal counsel
10.1*    Line of credit arrangements between the Company and Seattle-First Bank dated May 1, 1989
10.2*    Lease agreement between the Company and 1001 Fourth Avenue Associates dated January 31, 1989
10.3*    Lease agreement between the Company and Sixth Colonial Property
         Investments, Inc. dated May 1, 1989
10.4*    Lease agreement between the Company and United States Leasing
         Corporation dated December 28, 1988
10.5*    Agreement between the Company and Computer Research, Inc. dated
         December 5, 1988
10.6*    Agreement between the Company and Midwest Clearing Corporation dated
         May 13, 198
10.7*    Agreement between the Company and Jeffrey Pritchard dated November 20,
         1990
10.8*    Secured demand note collateral agreement between Mary Judith Block and the Company dated August 25, 1989
10.9*    Secured demand note collateral agreement between Howard W. Jones Jr.
         and the Company dated July 25, 1989
10.10*   Secured demand note collateral agreement between Robert I. Kollack and the Company dated July 25, 1989
10.11*   Secured demand note collateral agreement between Jeffrey J. Pritchard and the Company dated August 2, 1989
10.12*   Master repurchase agreement between Seattle-First National Bank and the
         Company
10.13*   Secured demand note collateral agreement between Block Foundation, Inc.
         and the Company dated September 20, 1991
10.14*   Secured demand note collateral agreement between Esther I. Block and the Company dated September 24, 1991
10.15*   Extension of secured demand note collateral agreement between Block
         Foundation, Inc. and the Company dated October 22, 1992
10.16*   Extension of secured demand note collateral agreement between Esther I.
         Block and the Company dated October 22, 1992
10.17*   Lease agreement between the Company and Tucker Leasing - Capital
         Corporation dated July 31, 1992
10.18*   Agreement with G.R. Stuart
10.19*   Contract dated March 15, 1995 10.20* Contract dated May 22, 1995
10.21*   Contract dated October 27, 1995 10.22* Contract dated October 15, 1996
10.23*   National Asset Management Articles of Incorporation
10.24*   National Asset Management Bylaws
10.25*   SeaFirst Bank amended line of credit

                                     32


10.26*   Olympic Cascade Financial Corporation S-4 filing
10.27*   Office lease, Chicago, Illinois
10.28*   Office lease, Spokane Washington
10.29*   Amended office lease, Chicago, Illinois
10.30*   Purchase agreement between shareholders of Friend and the Company
10.31*   Purchase agreement between shareholders of WestAmerica and the Company
10.32*   Purchase agreement between shareholders of Travis and the Company
10.33*   Borrowing agreement between Seattle-First National Bank and the Company
10.34*   Note payable agreement
10.35*   Note payable agreement
10.36    Note payable agreement
10.37    Sales agreement between Friend and the Company
11.      Computation of Earnings per Share
16.1*    Change in Certifying Accountant
21.      Subsidiaries of Registrant
27.      Financial Data Schedule


*Previously filed.