Form 10-Q
period 1998-12-31
OLYMPIC CASCADE FINANCIAL CORP
filed 1999-02-16
CIK 1023844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1998        Commission File Number 001-12629

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                     ---------------------------------------
                     (Exact name of registrant as specified)

         DELAWARE                                              36-4128138
-------------------------------                            -------------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

      875 North Michigan Avenue, Suite 1560, Chicago, IL       60611
      -------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code:           (312) 751-8833


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

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at February 10, 1999 was 1,510,436.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                            December 31,         September 25,
                                                                                               1998                  1998
                                                                                            (unaudited)            (audited)
                                                                                            ------------         ------------
CASH, subject to immediate withdrawal                                                       $    365,000         $    551,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                         46,860,000           27,348,000
DEPOSITS                                                                                       6,380,000            2,024,000
RECEIVABLES
              Customers                                                                       23,872,000           39,680,000
              Brokers and dealers                                                              3,506,000              826,000
              Other                                                                              455,000              315,000
              Income tax receivable                                                              634,000              654,000
SECURITIES HELD FOR RESALE, at market                                                            710,000              235,000
FIXED ASSETS, net                                                                              1,198,000            1,292,000
GOODWILL, net                                                                                     57,000               61,000
OTHER ASSETS                                                                                     293,000              130,000
                                                                                            ------------         ------------
                                                                                            $ 84,330,000         $ 73,116,000
                                                                                            ------------         ------------
                                                                                            ------------         ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES
              Customers                                                                     $ 64,815,000         $ 60,548,000
              Brokers and dealers                                                              6,860,000            1,714,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                                508,000               73,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                       3,691,000            2,073,000
REVOLVING CREDIT LINE                                                                          3,000,000            2,700,000
NOTES PAYABLE                                                                                  1,722,000            1,948,000
CAPITAL LEASE PAYABLE                                                                          1,048,000            1,112,000
                                                                                            ------------         ------------
                                                                                              81,644,000           70,168,000
                                                                                            ------------         ------------
CONTINGENCIES

STOCKHOLDERS' EQUITY
              Preferred stock, $.01 par value, 100,000 shares authorized,
                 none issued and outstanding                                                        --                   --
              Common stock, $.02 par value, 6,000,000 shares authorized, 1,463,007 and
                 shares issued and outstanding, respectively                                      29,000               29,000
              Additional paid-in capital                                                       5,407,000            5,407,000
              Retained earnings                                                               (2,750,000)          (2,488,000)
                                                                                            ------------         ------------
                                                                                               2,686,000            2,948,000
                                                                                            ------------         ------------
                                                                                            $ 84,330,000         $ 73,116,000
                                                                                            ------------         ------------
                                                                                            ------------         ------------

                                       2

   The accompanying notes are an integral part of these financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              --------Quarter Ended---------
                                                                         December 31,                 December 31,
                                                                             1998                         1997
                                                                         -------------                ------------
                                                                         -------------                ------------
REVENUES:
Commissions                                                                 $5,636,000                  $5,803,000
Net dealer inventory gains                                                     466,000                   1,145,000
Interest                                                                     1,169,000                   1,049,000
Transfer fees                                                                  212,000                     207,000
Underwriting                                                                   564,000                   6,967,000
Other                                                                          114,000                     231,000
                                                                         -------------                ------------
                                                                         -------------                ------------

TOTAL REVENUES                                                               8,161,000                  15,402,000
                                                                         -------------                ------------
                                                                         -------------                ------------

EXPENSES:
Commissions                                                                  4,587,000                   8,315,000
Salaries                                                                       958,000                   2,894,000
Clearing fees                                                                  325,000                     429,000
Communications                                                                 279,000                     499,000
Occupancy costs                                                                657,000                     899,000
Interest                                                                       824,000                     691,000
Professional fees                                                              379,000                     334,000
Taxes, licenses, registration                                                  113,000                     241,000
Other                                                                          297,000                     790,000
                                                                         -------------                ------------
                                                                         -------------                ------------
TOTAL EXPENSES                                                               8,419,000                  15,092,000
                                                                         -------------                ------------
                                                                         -------------                ------------

Income (loss) from operations before income taxes                             (258,000)                    310,000
Provision for income taxes                                                      (3,000)                   (118,000)
                                                                         -------------                ------------
                                                                         -------------                ------------

NET INCOME (LOSS)                                                           $ (261,000)                   $192,000
                                                                         -------------                ------------
                                                                         -------------                ------------

EARNINGS (LOSS) PER COMMON SHARE

              Basic Earnings (loss) Per Share                                  $ (0.18)                     $ 0.13
                                                                         -------------                ------------
                                                                         -------------                ------------
              Diluted Earnings (loss) Per Share                                $ (0.18)                     $ 0.12
                                                                         -------------                ------------
                                                                         -------------                ------------

                                       3

   The accompanying notes are an integral part of these financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    --------------Quarter Ended---------------
                                                          December 31,      December 31,
                                                             1998              1997
                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $   (261,000)     $    192,000
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities
              Depreciation and amortization                   100,000           194,000
   Changes in assets and liabilities
              Cash, cash equivalents and securities       (19,512,000)       (5,637,000)
              Deposits                                     (4,356,000)          474,000
              Receivables                                  13,008,000         1,001,000
              Securities held for resale                     (475,000)       (1,336,000)
              Other assets                                   (163,000)         (576,000)
              Payables                                     11,049,000         3,021,000
              Securities sold, but not yet purchased          435,000          (605,000)
                                                         ------------      ------------
                                                             (175,000)       (3,272,000)
                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of fixed assets                         (2,000)         (162,000)
                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
              Borrowings on line of credit                    300,000         2,500,000
              Proceeds from notes payable                        --             946,000
              Payments on capital lease                       (84,000)             --
              Payments on notes payable                      (225,000)             --
                                                         ------------      ------------
                                                               (9,000)        3,446,000
                                                         ------------      ------------

INCREASE (DECREASE) IN CASH                                  (186,000)           12,000

CASH BALANCE
              Beginning of the period                         551,000           979,000
                                                         ------------      ------------

              End of the period                          $    365,000      $    991,000
                                                         ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
              Cash paid during the period for
              Interest                                   $    761,000      $    670,000
                                                         ============      ============
              Income taxes                               $       --        $       --
                                                         ============      ============

                                       4

   The accompanying notes are an integral part of these financial statements

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1997

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS OF OLYMPIC CASCADE FINANCIAL CORPORATION ("OLYMPIC" OR THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL STATEMENTS AND WITH THE INSTRUCTIONS TO FORM 10-Q AND RULE 10-01 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND DISCLOSURES REQUIRED FOR ANNUAL FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. THE CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED DECEMBER 31, 1998 AND 1997 ARE UNAUDITED. THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEAR. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FOOTNOTES INCLUDED THERETO IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1998.

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - The Company is a financial services organization, operating through its two wholly owned subsidiaries, National Securities Corporation ("National"), and WestAmerica Investment Group ("WestAmerica"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies through research, financial advisory services and investment banking services for both public offerings and private placements, and also provides retail brokerage and trade clearance operations.

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

         ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes there to included in Olympic's 1998 Form 10-K.

         The operating results of these subsidiaries are included in the consolidated statements of operations for their respective periods of ownership. Goodwill resulting from these transactions is being amortized over five years.

         EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per common share is based upon the net income (loss) for the quarter divided by the weighted average number of common shares outstanding during the quarter. For the first quarter of fiscal 1999 and 1998, the number of shares used in the basic earnings (loss) per share calculation was 1,463,007 and 1,450,983, respectively. Diluted earnings (loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method at the beginning of the quarter. For the first quarter of fiscal years 1999 and 1998, the number of shares used in the diluted earnings (loss) per share calculation was 1,463,007 and 1,588,882, respectively.

NOTE 2 - LINE OF CREDIT

         National has an unsecured line of credit of up to $3,000,000. The line is subject to renewal in March 1999. Borrowings bear interest at the bank's prime rate. Interest is payable monthly. These borrowings are short-term and have not extended beyond a few days. Although at times National has not satisfied, and may not in the future, satisfy a minor loan covenant, the bank has continued to provide all necessary borrowings. At December 31, 1998, National had $3,000,000 in borrowings outstanding. This amount was repaid within the first three business days of January 1999.

NOTE 3 - CONTINGENCIES

         In May 1997, a minority stockholder of the Company commenced a lawsuit alleging that the Company, and certain present and former officers and directors breached their fiduciary duties to the plaintiff and that the proxy statement by which the Company's corporate restructuring was affected was materially false and misleading. In March, 1998, the parties engaged in mediation, the plaintiff dismissed the lawsuit with prejudice, the parties agreed to enter into a binding arbitration agreement and commenced to determine the fair value of the plaintiff's shares. The arbitration of this matter is still pending.

         In April 1997, a Trust and three individuals, commenced an action against National. The plaintiffs allege the defendants' failure to purchase securities from them constitutes, among other things, breach of contract, securities rule violations and fraud. They seek unspecified compensatory and punitive damages and specific performance of their alleged agreements.

         On February 8, 1999, the District Court issued a tentative ruling dismissing plaintiffs' claims against National in their entirety and granting National's motion for summary judgement. National is awaiting a signed order from the court and expects that order to be consistent with the tentative order issued by the court.

         In September 1997, a corporation served National with a complaint alleging that the Company and a former representative breached a contract and committed various torts by failing to perform an alleged promise to raise capital for the plaintiff through an initial public offering of stock. The plaintiff sought not less than $8.5 million in actual damages and not less than $42.5 million in punitive damages. On November 3, 1997, the plaintiff voluntarily dismissed the complaint without prejudice but refiled the same complaint in August 1998. National has filed a motion to dismiss all counts of the complaint. In February 1999, all parties agreed to settle this litigation and it is expected that this litigation will be dismissed with prejudice within the second quarter of fiscal 1999.

         In October 1998, a corporation commenced an action against National claiming that during the unsuccessful effort to complete an initial public offering of the plaintiff's stock National breached the terms of two letters of intent concerning the offering, breached their fiduciary duties, and engaged in both intentional and negligent misrepresentation. Compensatory damages of $650,000 are being sought in this matter as well as an unspecified amount of punitive damages.

         The Company's subsidiaries are defendants in various other arbitrations and administrative proceedings, lawsuits and claims, which in the aggregate seek general and punitive damages. These matters arise out of the normal course of business.

         The Company intends to vigorously defend itself in these actions, and in any event, does not believe these actions singularly or combined would have a material adverse effect on the Company's financial statements or business operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         QUARTER ENDED DECEMBER 31, 1998 COMPARED TO QUARTER ENDED DECEMBER 31, 1997
EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS
DISCUSSED IN THIS REPORT CONTAIN CERTAIN FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY, INCLUDING CHANGING MARKET CONDITIONS AND OTHER RISKS DETAILED IN THIS REPORT, THE COMPANY'S ANNUAL REPORT OR FORM 10-K AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

The Company's first quarter of fiscal 1999 resulted in significant decreases in both revenues and expenses compared with the same period of fiscal 1998. These decreases were due to the sale of its subsidiaries, L.H. Friend, Weinress, Franksen & Presson, Inc. ("Friend") and Travis Capital, Inc. ("Travis"). The Company had acquired each subsidiary in fiscal year 1997. Additionally, the continuing weak capital markets for public offerings contributed significantly to the decrease in revenues and net income.

Revenues decreased $7,241,000, or 47% to $8,161,000 from $15,402,000. This decrease is due primarily to the decrease in underwriting revenue and dealer inventory gains as the weak capital markets for initial public offerings by small cap issuers continued. Underwriting revenues decreased $6,403,000, or 92% to $564,000 from $6,967,000. National participated in two private placements raising approximately $5 million in gross proceeds in the first quarter fiscal 1999. During the first quarter fiscal 1998, National, through the management of two underwritings and co-management of one underwriting with Friend, as well as three successful private placements, generated $3,873,000 of underwriting revenue. Friend managed its first underwriting during the quarter and participated in several other underwritings and private placements, generating $3,004,000 of underwriting revenue.

Net dealer inventory gains decreased $679,000 or 59% to $466,000 in the first quarter fiscal 1999 from $1,145,000 in the first quarter fiscal 1998. This decrease was due to changed market conditions relating to internal trading activities.

Commission revenue decreased $167,000, or 3% to $5,636,000 from $5,803,000; however, Friend and Travis had commission revenue of $551,000 in the first quarter fiscal 1998. Therefore, commission revenue for National and WestAmerica actually increased $384,000 in the first quarter fiscal 1999 from the first quarter fiscal 1998.

Concurrent with the 47% decrease in revenues, total expenses decreased by 44%. Total expenses decreased by $6,673,000 to $8,419,000 from $15,092,000.
This decrease in expenses was anticipated due to significant decreases in revenues. The most significant decreases were commission expense and salaries.

Commission expense decreased $3,728,000 or 45% to $4,587,000 in first quarter fiscal 1999 from $8,315,000 in first quarter fiscal 1998. Salaries decreased $1,936,000 or 67% to $958,000 from $2,894,000. Friend and Travis had combined salary expense of $1,339,000 in the first quarter fiscal 1998. The remaining decrease in salary expense was $597,000 or 21% in the first quarter fiscal 1999, as management incurred salary reductions in an effort to reduce overhead expenses. Overall, combined commissions and salaries as a percentage of revenue decreased 5% to approximately 68% from approximately 73% in the first quarter of fiscal 1999 and 1998, respectively.

As anticipated with the sale of Friend and Travis expenses regarding communications, occupancy, clearing, taxes, licenses and registration and other have decreased from the first quarter fiscal 1998 to the first quarter fiscal 1999. Communication expenses, mainly telephone, telequote and mailing, decreased $220,000 or 44% to $279,000 from $499,000. Friend and Travis had combined communication expenses of $111,000 in fiscal 1998. Occupancy expense, consisting mainly of rent, office supplies and depreciation decreased $242,000 or 27% to $657,000 from $899,000. This decrease relates to the sale of the two subsidiaries as well as National closing a branch office in New York and subletting excess space in Chicago. Clearing fees decreased $104,000 or 24% to $325,000 from $429,000, which mainly related to the reduction in commission revenue from the sale of the two subsidiaries. Taxes, licenses and registration decreased $128,000 or 53% to $113,000 from $241,000. Finally, other expenses decreased $493,000 or 62% to $297,000 from $790,000 in the first quarter of fiscal 1999 and 1998, respectively. The sale of the two subsidiaries and closure of a branch office in New York contributed $250,000 to this decrease. Additionally, in first quarter fiscal 1998, the Company incurred additional travel and moving expense of $180,000 at Olympic and National. During the first quarter fiscal 1999, amortization decreased $60,000 from the first quarter fiscal 1998. Amortization decreased due to the write off of goodwill related to the sale of the two subsidiaries and the amortization of a prepaid asset at WestAmerica that was recorded during fiscal 1997 as part of the purchase price.

Interest expense and professional fees increased during first quarter fiscal 1999 as compared with the first quarter fiscal 1998. Interest expense increased $133,000 or 19% to $824,000 from $691,000. The main reason for this increase is the increase in customer deposits, on which the Company pays interest and the interest on debt incurred in fiscal 1998. Interest expense was offset by the increased interest revenue of $120,000 or 11% to $1,169,000 from $1,049,000.

Professional fees increased $45,000 or 13% to $379,000 from $334,000. After adjusting for professional fees paid at Friend and Travis, professional fees increased $71,000 or 23% in first quarter fiscal 1999 compared with the first quarter fiscal 1998 due to increased litigation (See Part II, Item 1).

Overall, net income decreased $453,000 to a loss of $261,000 or $.18 per share from net income of $192,000 or $.12 per share for the first quarter ended December 31, 1998 compared with the first quarter ended December 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving unsecured credit facility with Seafirst Bank and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. These borrowings are short-term and have not extended beyond a few days. Although at times National has not satisfied and may not in the future satisfy a minor loan covenant, the bank has continued to provide all necessary borrowings. At December 31, 1998 National had $3,000,000 of borrowing outstanding. This amount was repaid within the first three business days of January 1999.

National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At December 31, 1998, National's net capital exceeded the requirement by $1,403,000.

WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that the company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At December 31, 1998, WestAmerica's net capital exceeded the requirement by $48,000.

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

YEAR 2000 UPDATE

The Company defines a system as Year 2000 compliant as one capable of correct identification, manipulation and calculation when processing data during the year change from December 31, 1999 to January 1, 2000.

The Company is addressing the Year 2000 issue in the following two phases. Phase one, completed in October 1998, the Company prepared an inventory of all Information Technology ("IT") and non-IT systems, critical to operations. The Company tested all of its internal IT systems and concluded that not all systems are compliant under the above definition. The Company has determined the remedies necessary to achieve Year 2000 compliance. The Company has retained an outside consulting firm, Washington Web Site Services, which works on site and will continue working with the Company, at a minimum, until all IT systems are Year 2000 compliant.

In phase two, the Company has begun replacing hardware chips, software and entire components in those systems deemed to be non-compliant. The Company expects to complete phase two by June 1999. As required by the NASD, National and WestAmerica will be completing a Year 2000 readiness report. As part of this report, the Company must engage their independent accounting firm to perform procedures and report on the Company's process for addressing Year 2000 problems. These reports are to be filed by April 30, 1999.

The majority of the Company's trade processing information is handled through a third party vendor. In the first quarter of fiscal 1999, the Company negotiated an agreement to change to BETA Systems, Inc. from its prior vendor. The Company has begun this conversion process and anticipates that this conversion will be completed and fully operational by April 1, 1999. As part of this agreement, BETA Systems, Inc. has represented to the Company that they will be Year 2000 compliant. Additionally, the Company has initiated formal communications with all other significant data processing and telecommunications vendors to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issue. These vendors have represented to the Company they will be compliant with the requirements of the Year 2000.

The Company has determined that material costs and resources will not be required to modify or replace portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999. To date, the Company has spent approximately $50,000 and estimates it will spend less than $150,000 in total regarding the Year 2000 issue.

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

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

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

       The Company and National moved to dismiss the plaintiffs' claims on various grounds, and the plaintiffs moved for partial summary judgment on their claims of breach of contract. In late October 1997 the Court (i) dismissed all of plaintiffs' claims against the Company; (ii) dismissed plaintiffs' Securities law claims against National; and (iii) denied plaintiffs' motion. Consequently, the case proceeded against National on theories of common law fraud, misrepresentation, breach of contract and negligence.

       On February 8, 1999, the District Court issued a tentative ruling dismissing plaintiffs' claims against National in their entirety and granting National's motion for summary judgement. National is awaiting a signed order from the court and expects that order to be consistent with the tentative order issued by the court.

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

       National believes it has meritorious defenses to plaintiff's claims. National has vigorously contested liability, and in September 1998 filed a motion to dismiss all counts of the complaint. In February 1999, all parties agreed to settle this litigation and it is expected that this litigation will be dismissed with prejudice within the second quarter of fiscal 1999.

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

          OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

February 12, 1999                      By: Steven A. Rothstein
Date                                       Steven A. Rothstein, Chairman,
                                           President and Chief Executive Officer

February 12, 1999                      By: Robert H. Daskal
Date Robert H. Daskal, Senior Vice President, Chief Financial Officer, Secretary and Treasurer