Form 10-Q
period 1999-03-26
OLYMPIC CASCADE FINANCIAL CORP
filed 1999-05-10
CIK 1023844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 26, 1999           Commission File Number 001-12629

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      -------------------------------------
                     (Exact name of registrant as specified)


         DELAWARE                                           36-4128138
 ------------------------------                          ------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


         875 North Michigan Avenue, Suite 1560, Chicago, Illinois 60611
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

                                Yes  X     No
                                    ---

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at May 7, 1999 was 1,581,447.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                               March 26,          September 25,
                                                                                                 1999                 1998
                                                                                              (unaudited)           (audited)
                                                                                             -------------        -------------

CASH, subject to immediate withdrawal                                                        $   2,493,000        $     551,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                           59,659,000           27,348,000
DEPOSITS                                                                                         2,396,000            2,024,000
RECEIVABLES
              Customers                                                                         32,419,000           39,680,000
              Brokers and dealers                                                                1,742,000              826,000
              Other                                                                                649,000              315,000
              Income tax receivable                                                                634,000              654,000
SECURITIES HELD FOR RESALE, at market                                                              520,000              235,000
FIXED ASSETS, net                                                                                1,200,000            1,292,000
GOODWILL, net                                                                                       53,000               61,000
OTHER ASSETS                                                                                       397,000              130,000
                                                                                             -------------        -------------
                                                                                             $ 102,162,000        $  73,116,000
                                                                                             -------------        -------------
                                                                                             -------------        -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

BANK LINE OF CREDIT                                                                          $   3,000,000        $   2,700,000
PAYABLES
              Customers                                                                         78,460,000           60,548,000
              Brokers and dealers                                                               11,449,000            1,714,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                                  510,000               73,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                         2,965,000            2,073,000
NOTES PAYABLE                                                                                    1,648,000            1,948,000
CAPITAL LEASE PAYABLE                                                                              988,000            1,112,000
                                                                                             -------------        -------------
                                                                                                99,020,000           70,168,000
                                                                                             -------------        -------------


CONTINGENCIES

STOCKHOLDERS' EQUITY
              Preferred stock, $.01 par value, 100,000 shares authorized,
                 none issued and outstanding                                                             -                    -
              Common stock, $.02 par value, 6,000,000 shares authorized, 1,581,447 and
                 1,463,007 shares issued and outstanding, respectively                              32,000               29,000
              Additional paid-in capital                                                         5,841,000            5,407,000
              Deficit                                                                           (2,731,000)          (2,488,000)
                                                                                             -------------        -------------
                                                                                                 3,142,000            2,948,000
                                                                                             -------------        -------------
                                                                                             $ 102,162,000        $  73,116,000
                                                                                             -------------        -------------
                                                                                             -------------        -------------

                                       2
   The accompanying notes are an integral part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        -----For The Quarter Ended-----        ------The Six Months Ended------
                                                          March 26,          March 27,           March 26,           March 27,
                                                            1999               1998                1999                1998
                                                        ------------       ------------        ------------        ------------
REVENUES:
Commissions                                             $  7,202,000       $  5,489,000        $ 12,838,000        $ 11,292,000
Net dealer inventory gains                                   790,000          1,917,000           1,256,000           3,062,000
Interest                                                   1,239,000            984,000           2,408,000           2,033,000
Transfer fees                                                226,000            183,000             437,000             390,000
Underwriting                                                 574,000          1,310,000           1,138,000           8,276,000
Other                                                        324,000            290,000             437,000             521,000
                                                        ------------       ------------        ------------        ------------

TOTAL REVENUES                                            10,355,000         10,173,000          18,514,000          25,574,000
                                                        ------------       ------------        ------------        ------------

EXPENSES:
Commissions                                                5,960,000          5,443,000          10,547,000          13,757,000
Salaries                                                   1,119,000          1,894,000           2,077,000           4,789,000
Clearing fees                                                385,000            415,000             710,000             844,000
Communications                                               295,000            475,000             574,000             974,000
Occupancy costs                                              580,000            912,000           1,237,000           1,811,000
Interest                                                     888,000            667,000           1,711,000           1,358,000
Professional fees                                            687,000            164,000           1,066,000             498,000
Taxes, licenses, registration                                107,000            251,000             220,000             492,000
Other                                                        315,000            824,000             613,000           1,614,000
                                                        ------------       ------------        ------------        ------------

TOTAL EXPENSES                                            10,336,000         11,045,000          18,755,000          26,137,000
                                                        ------------       ------------        ------------        ------------

Income (loss) from operations before income taxes             19,000           (872,000)           (241,000)           (563,000)
Income tax (expense) benefit                                   1,000            295,000              (2,000)            178,000
                                                        ------------       ------------        ------------        ------------

NET INCOME (LOSS)                                       $     20,000       $   (577,000)       $   (243,000)       $   (385,000)
                                                        ------------       ------------        ------------        ------------
                                                        ------------       ------------        ------------        ------------

EARNINGS (LOSS) PER COMMON SHARE
              Basic Earnings (Loss) Per Share           $       0.01       $      (0.38)       $      (0.16)       $      (0.26)
                                                        ------------       ------------        ------------        ------------
                                                        ------------       ------------        ------------        ------------
              Diluted Earnings (Loss) Per Share         $       0.01       $      (0.38)       $      (0.16)       $      (0.26)
                                                        ------------       ------------        ------------        ------------
                                                        ------------       ------------        ------------        ------------


WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING -BASIC FOR THE PERIOD                          1,505,799          1,517,674           1,482,992           1,482,496
                                                        ------------       ------------        ------------        ------------
                                                        ------------       ------------        ------------        ------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-DILUTED FOR THE PERIOD                         1,507,276          1,517,674           1,482,992           1,482,496
                                                        ------------       ------------        ------------        ------------
                                                        ------------       ------------        ------------        ------------

                                       3
   The accompanying notes are an integral part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               --For The Six Month's Ended--
                                                                                  March 26,          March 27,
                                                                                    1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES                                           ------------        ------------
   Net loss                                                                    $   (243,000)       $   (385,000)
   Adjustments to reconcile net loss to net
   cash from operating activities
              Depreciation and amortization                                         197,000             392,000
              Issuance of common stock in lawsuit settlement                        135,000                   -
              Issuance of common stock as payment of expenses                       120,000                   -
   Changes in assets and liabilities
              Cash, cash equivalents and securities                             (32,311,000)          5,385,000
              Deposits                                                             (372,000)           (721,000)
              Receivables                                                         6,031,000          (9,002,000)
              Securities held for resale                                           (285,000)           (610,000)
              Other assets                                                         (267,000)           (421,000)
              Customer and broker payables                                       27,647,000           3,197,000
              Securities sold, but not yet purchased                                437,000            (370,000)
              Accounts payable, accrued expenses, and other liabilities             937,000            (593,000)
                                                                              -------------       -------------
                                                                                  2,026,000          (3,128,000)
                                                                              -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES

              Purchase of fixed assets                                              (97,000)           (278,000)
                                                                              -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
              Borrowings on line of credit, net                                     300,000           1,200,000
              Payments on notes payable                                            (300,000)          1,925,000
              Payments on capital lease                                            (170,000)                  -
              Issuance of common stock through exercise of stock options            183,000               8,000
                                                                              -------------       -------------
                                                                                     13,000           3,133,000
                                                                              -------------       -------------

INCREASE (DECREASE) IN CASH                                                       1,942,000            (273,000)

CASH BALANCE
              Beginning of the period                                               551,000             979,000
                                                                              -------------       -------------

              End of the period                                                $  2,493,000        $    706,000
                                                                              -------------       -------------
                                                                              -------------       -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
              Cash paid during the period for
              Interest                                                         $  1,675,000        $  1,309,000
                                                                              -------------       -------------
                                                                              -------------       -------------
              Income taxes                                                     $      2,000        $          -
                                                                              -------------       -------------
                                                                              -------------       -------------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
                 FINANCING ACTIVITIES
              Warrants issued as a discount on notes payable                   $          -        $    293,000
                                                                              -------------       -------------
                                                                              -------------       -------------
              Note receivable from restructuring investment                    $          -        $    281,000
                                                                              -------------       -------------
                                                                              -------------       -------------

   The accompanying notes are an integral part of these financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 26, 1999 AND MARCH 27, 1998


THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS OF OLYMPIC CASCADE FINANCIAL CORPORATION ("OLYMPIC" OR THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL STATEMENTS AND WITH THE INSTRUCTIONS TO FORM 10-Q AND RULE 10-01 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND DISCLOSURES REQUIRED FOR ANNUAL FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. THE CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED MARCH 26, 1999 AND MARCH 27, 1998 ARE UNAUDITED. THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEAR. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FOOTNOTES INCLUDED THERETO IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1998.

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

         In June 1997, the Company acquired all of the outstanding stock of WestAmerica, a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services. WestAmerica was acquired for $443,000 in cash and an agreement that provided for the payment of $207,000 of bonus compensation to certain brokers.

         During fiscal year 1998, the Company redirected its focus on retail operations by divesting its ownership in two of its subsidiaries, L.H. Friend, Weinress, Franksen & Presson, Inc. ("Friend") and Travis Capital, Inc. ("Travis"). Friend was an institutional firm and Travis was a small private placement firm. Neither of these firms had retail brokerage operations, which is the Company's primary focus. The Company had acquired each subsidiary in fiscal year 1997. Upon the sale of Friend, the Company received cash of $500,000, 55,509 shares of its common stock and potential fees resulting from pending corporate finance transactions in exchange for all of the common stock of Friend. Upon the sale of Travis, the Company received a note receivable of $281,000 in exchange for all of the common stock of Travis.

NOTE 2 - LINE OF CREDIT

         National has an unsecured line of credit of $3,000,000. The line is subject to renewal on August 1, 1999. Borrowings bear interest at the bank's prime rate. Historically, these borrowings are short-term and have not extended beyond a few days. Although at times National has not satisfied, and may not in the future satisfy, a minor loan covenant, the bank has continued to provide all necessary borrowings. Interest is payable monthly. At March 26, 1999, National had $3,000,000 of borrowings outstanding.

NOTE 3 - CONTINGENCIES

         In April 1997, a Trust and three individuals, commenced an action against National as discussed in the Company's Form 10-Q for the quarter ended December 31, 1998. On February 16, 1999, the District Court dismissed the plaintiffs' remaining claims against National in their entirety and granted National's motion for summary judgment. A final judgment was issued by the court on April 26, 1999. The plaintiffs filed a notice of appeal on May 4, 1999.

         In May 1997, a minority stockholder of the Company commenced a lawsuit against the Company as discussed in the Company's Form 10-Q for the quarter ended December 31, 1998. In April 1999, all parties agreed to a settlement of this matter that is in the process of being finalized. As part of the settlement, the Company will issue to the plaintiff 25,000 shares of restricted common stock valued at approximately $100,000 and a five year warrant to acquire 50,000 shares of the Company's common stock at a price of $4.00 per share.

         In September 1997, a corporation commenced an action against National as discussed in the Company's Form 10-Q for the quarter ended December 31, 1998. In February 1999, all parties agreed to settle this litigation. As part of the settlement, the Company issued to the plaintiff 40,000 shares of common stock valued at $135,000. In April 1999, the court dismissed this litigation with prejudice.

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

         The Company has been named together with others as a defendant in several class action lawsuits filed against Complete Management, Inc. Although National has not yet been served in any of these actions, it intends to vigorously defend itself.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. THIS QUARTERLY REPORT MAY CONTAIN CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR FUTURE BUSINESS PERFORMANCE. ANY SUCH STATEMENTS THAT REFER TO THE COMPANY'S ESTIMATED OR ANTICIPATED FUTURE RESULTS OR OTHER NON-HISTORICAL FACTS ARE FORWARD-LOOKING AND REFLECT THE COMPANY'S CURRENT PERSPECTIVE OF EXISTING TRENDS AND INFORMATION. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT CANNOT BE PREDICTED OR QUANTIFIED AND, CONSEQUENTLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, RISKS AND UNCERTAINTIES DETAILED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (REGISTRATION NO. 333-74243), FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 11, 1999, AS AMENDED, AND THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND QUARTERLY REPORTS ON FORM 10-Q. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

     QUARTER ENDED MARCH 26, 1999 COMPARED TO QUARTER ENDED MARCH 27, 1998

         The Company's second quarter of fiscal 1999 resulted in a slight increase in revenues and a decrease in expenses compared with the same period of fiscal 1998. The increase in revenue is due to growth in retail brokerage operations causing a significant increase in commission revenue.

         Revenues increased $182,000, or 2%, to $10,355,000 from $10,173,000.
During the fourth quarter fiscal 1998, the Company sold its subsidiary, L.H. Friend, Weinress, Franksen & Presson, Inc. ("Friend"). Revenues increased $1,657,000 or 19% during the second quarter fiscal 1999 compared with the second quarter fiscal 1998, exclusive of Friend. The increase in revenues is due mainly to increased commission revenue. Commission revenue increased $1,713,000, or 31%, to $7,202,000 from $5,489,000 during the second quarter fiscal 1999 compared with the second quarter fiscal 1998. Commission revenue increased $1,888,000, or 36%, during the second quarter fiscal, exclusive of Friend. This increase is due to favorable market conditions and the addition of registered representatives.

         This increase in commission revenue almost offset the total decrease in net dealer inventory gains and underwriting revenues. Net dealer inventory gains decreased $1,127,000, or 59%, to $790,000 from $1,917,000 during the second quarter fiscal 1999 compared with the second quarter fiscal 1998. Net dealer inventory gains decreased $734,000, or 48%, exclusive of Friend. This decrease is due to reduced trading margins in stocks where the Company makes a market. Underwriting revenue decreased $736,000, or 56%, to $574,000 from $1,310,000 during the second quarter fiscal 1999 compared to the second quarter fiscal 1998. Underwriting revenue increased $163,000, or 40%, to $574,000 from $411,000 during the second quarter fiscal 1999 compared with the second quarter fiscal 1998, exclusive of Friend. Friend had underwriting revenue of $899,000 during the second quarter fiscal 1998 from participation in public offerings and various private placement fees. During the second quarter fiscal 1999 and the second quarter fiscal 1998, the Company did not manage a public underwriting. Underwriting revenue during the second quarter fiscal 1999 was generated primarily from the close of several private placement transactions and advisory fees.

         Although revenues increased expenses decreased $709,000, or 6%, to $10,336,000 from $11,045,000 during the second quarter fiscal 1999 from the second quarter fiscal 1998. This decrease in expenses is due to the expenses generated at Friend during the second quarter fiscal 1998. Expenses increased $1,173,000, or 13%, to $10,336,000 from $9,163,000 during the second quarter fiscal 1999 compared with the second quarter fiscal 1998, exclusive of Friend. Concurrent with the 36% increase in commission revenues, commission expenses increased 22%, or $1,088,000, to $5,960,000 from $4,872,000 during the second quarter fiscal 1999 compared with second quarter fiscal 1998, exclusive of Friend. Salaries decreased $775,000, or 41%, to $1,119,000 from $1,894,000. This decrease is due to the sale of Friend, which had salaries of $773,000 during the second quarter fiscal 1998. Overall, combined commissions and salaries as a percentage of revenue decreased 4% to 68% in the second quarter fiscal 1999 compared with 72% in the second quarter fiscal 1998.

         As anticipated, with the sale of Friend expenses regarding communications, occupancy, clearing, taxes, licenses and registration and other have decreased from the second quarter fiscal 1998 to the second quarter fiscal 1999. Communications expenses, mainly telephone, telequote and mailing decreased $180,000, or 38%, to $295,000 from $475,000. Friend had communications expenses of $99,000 in the second quarter fiscal 1998. Occupancy expense, consisting mainly of rent, office supplies and depreciation decreased $332,000, or 36%, to $580,000 from $912,000. Friend had occupancy expenses totaling $165,000 during the second quarter fiscal 1998. The additional decrease in communications and occupancy relates to National closing a branch office in New York and subletting excess office space in Chicago. Clearing fees decreased $30,000, or 7%, to $385,000 from $415,000. This relates to the sale of Friend, which accounted for $94,000 of clearing expenses in the second quarter fiscal 1998. Exclusive of Friend, clearing fees actually increased $64,000 due to the increased volume of transactions. Taxes, licenses and registration decreased $144,000, or 57%, to $107,000 from $251,000. Finally, other expenses decreased $509,000, or 62%, to $315,000 from $824,000 in the second quarter of fiscal 1999 and 1998, respectively. The sale of Friend and closure of the branch office in New York contributed $247,000 to this decrease. Additionally, in second quarter fiscal 1998, the Company incurred receivable write-offs of $97,000 and additional travel and moving expenses of $93,000 at Olympic and National. During the second quarter fiscal 1999, amortization expenses decreased $57,000 from the second quarter fiscal 1998. Amortization decreased due to the write off of goodwill related to the sale of the two subsidiaries and the amortization of a prepaid asset at WestAmerica that was recorded during fiscal 1997 as part of the purchase price.

         Interest expense and professional fees increased during second quarter fiscal 1999 as compared with the second quarter fiscal 1998. Interest expense increased $221,000, or 33%, to $888,000 from $667,000. The main reason for this increase is the increase in customer deposits, on which the Company pays interest, and the interest on debt incurred in fiscal 1998. Interest expense was offset by increased interest revenue of $255,000, or 26%, to $1,239,000 from $984,000.

         Professional fees increased $523,000, or 319%, to $687,000 from $164,000. After adjusting for professional fees paid at Friend, professional fees increased $551,000, or 406%, in the second quarter fiscal 1999 compared with second first quarter fiscal 1998 due to increased litigation (See Part II, Item 1). As part of this litigation, the Company settled a lawsuit in February 1999, whereby the Company issued 40,000 shares of common stock valued at $135,000. This settlement is included in professional fees for the 1999 quarter.

         Overall, the Company reported net income of $20,000 or $.01 per share for the second quarter fiscal 1999 compared with a loss of $577,000 or $.38 per share in the second quarter fiscal 1998.

SIX MONTHS ENDED MARCH 26, 1999 COMPARED TO SIX MONTHS ENDED MARCH 27, 1998

         The Company's first six months of fiscal 1999 resulted in significant decreases in both revenues and expenses compared with the same period of fiscal 1998. These decreases were primarily due to the sale of two subsidiaries, Friend and Travis Capital, Inc.

("Travis"). For the six months total revenues decreased 27% to $18,514,000 in fiscal 1999 from $25,574,000 in fiscal 1998. This decrease in revenue is due primarily to the decrease in underwriting revenue and dealer inventory gains as the weak capital markets for initial public offerings by small cap issuers continued.

         For the first six months of fiscal 1999 underwriting revenue decreased $7,138,000 or 86% to $1,138,000 from $8,276,000 as compared with the same period for fiscal 1998. National participated in two private placements raising approximately $7 million in gross proceeds in the first six months of fiscal 1999. During the first six months fiscal 1998, National, through the management of two underwritings and co-management of one underwriting with Friend, as well as three successful private placements, generated $4,284,000 of underwriting revenue. Friend managed its first underwriting during the first six months of fiscal 1998 and participated in several other underwritings and private placements, generating $3,903,000 of underwriting revenue.

         Net dealer inventory gains decreased $1,806,000, or 59%, to $1,256,000 from $3,062,000 during the first six months of fiscal 1999 compared with the same period of fiscal 1998. Exclusive of Friend and Travis, net dealer inventory gains decreased $1,369,000 or 52%. This decrease is due to reduced trading margins in stocks where the Company makes a market.

         Although overall revenue decreased during the first six months of fiscal 1999, commission revenue increased $1,546,000, or 14%, to $12,838,000 from $11,292,000. Exclusive of Friend and Travis, commission revenue increased $2,272,000, or 22%, during the first six months of fiscal 1999. This increase is due to favorable market conditions and the addition of registered representatives.

         Concurrent with the overall decrease in revenues, total expenses decreased $7,382,000, or 28%, to $18,755,000 from $26,137,000 in fiscal 1998.
This decrease in expenses was anticipated due to significant decreases in revenues. The most significant decreases were commission expense and salaries.

         Commission expense decreased $3,210,000, or 23%, to $10,547,000 during the first six months fiscal 1999 from $13,757,000 in the first six months fiscal 1998. Salaries decreased $2,712,000, or 57%, to $2,077,000 from $4,789,000. Friend and Travis had combined commission and salary expense of $4,235,,000 in the first six months of fiscal 1998. The remaining decrease in salary expense was $601,000 or 22% in the first six months of fiscal 1999, as management incurred salary reductions in an effort to reduce overhead expenses. Overall, combined commissions and salaries as a percentage of revenue decreased 5% to approximately 68% from approximately 73% in the first six months of fiscal 1999 and 1998, respectively.

         As anticipated, with the sale of Friend and Travis expenses regarding communications, occupancy, clearing, taxes, licenses and registration and other have decreased from the first six months of fiscal 1998 to the first six months of fiscal 1999.

Communications expenses, mainly telephone, telequote and mailing decreased $400,000, or 41%, to $574,000 from $974,000. Friend and Travis had combined communications expenses of $210,000 in fiscal 1998. Occupancy expense, consisting mainly of rent, office supplies and depreciation decreased $574,000, or 32%, to $1,237,000 from $1,811,000. This decrease relates to the sale of the two subsidiaries as well as National closed a branch office in New York and subletting excess office space in Chicago. Clearing fees decreased $134,000, or 16%, to $710,000 from $844,000. This relates to the sale of Friend, which accounted for $242,000 of clearing expenses in the first six months of fiscal 1998. Exclusive of Friend, clearing fees actually increased $108,000 due to the increased volume of transactions. Taxes, licenses and registration decreased $272,000, or 55%, to $220,000 from $492,000. Finally, other expenses decreased $1,001,000, or 62%, to $613,000 from $1,614,000 during the first six months of fiscal 1999 and 1998, respectively. The sale of the two subsidiaries and closure of a branch office in New York contributed $497,000 to this decrease. Additionally, during the first six months of fiscal 1998, the Company incurred receivable write-offs of $97,000 and additional travel and moving expenses of $273,000 at Olympic and National. During the first six months of fiscal 1999, amortization expenses decreased $117,000 from the first six months of fiscal 1998. Amortization decreased due to the write off of goodwill related to the sale of the two subsidiaries and the amortization of a prepaid asset at WestAmerica that was recorded during fiscal 1997 as part of the purchase price.

         Interest expense and professional fees increased during first six months of fiscal 1999 as compared with the first six months of fiscal 1998. Interest expense increased $353,000, or 26%, to $1,711,000 from $1,358,000.
The main reason for this increase is the increase in customer deposits, on which the Company pays interest, and the interest on debt incurred in fiscal 1998. Interest expense was offset by increased interest revenue of $375,000, or 18%, to $2,408,000 from $2,033,000.

         Professional fees increased $568,000, or 114%, to $1,066,000 from $498,000. After adjusting for professional fees paid at Friend and Travis, professional fees increased $623,000, or 141%, during the first six months of fiscal 1999 compared with the first six months of fiscal 1998 due to increased litigation (See Part II, Item 1). As part of this litigation, the Company settled a lawsuit in February 1999, whereby the Company issued 40,000 shares of common stock valued at $135,000. This settlement is included in professional fees for the six months ended March 26, 1999.

         Overall, the Company reported a loss of $243,000, or $.16 per share, during the first six months of fiscal 1999 compared with a loss of $385,000, or $.26 per share, during the same period fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving unsecured credit facility with Seafirst Bank and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. Historically, these borrowings are short-term and have not extended beyond a few days. Although at times National has not satisfied and may not in the future satisfy a minor loan covenant, the bank has continued to provide all necessary borrowings. The line of credit agreement expires August 1, 1999. At March 26, 1999 National had $3,000,000 of borrowings outstanding.

         National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At March 26, 1999, National's net capital exceeded the requirement by $1,457,000.

         WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that the company maintain minimum net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness. At March 31, 1998,
WestAmerica's net capital exceeded the requirement by $79,000.

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

         Unlike WestAmerica, National requires its registered representatives to be responsible for substantially all of the overhead expenses associated with their sales efforts, including their office furniture, sales assistants, telephone service and supplies.

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

         The Company is addressing the Year 2000 issue in the following two phases. During phase one, completed in October 1998, the Company prepared an inventory of all Information Technology ("IT") and non-IT systems, critical to operations. The Company tested all of its internal IT systems and concluded that not all systems are compliant under the above definition. The Company has determined the remedies necessary to achieve Year 2000 compliance. The Company has retained an outside consulting firm, Washington Web Site Services, which works on site and will continue working with the Company, at a minimum, until all IT systems are Year 2000 compliant.

         In phase two, the Company has begun replacing hardware chips, software and entire components in those systems deemed to be non-compliant. The Company expects to complete phase two by September 1999 for National and by May 1999 for WestAmerica. As required by the NASD, National and WestAmerica will be completing a Year 2000 readiness report. As part of this report, the Company engaged its independent accounting firm to perform certain agreed upon procedures and report on the Company's process for addressing Year 2000 problems. These reports were filed by April 30, 1999.

         The majority of the Company's trade processing information is handled through a third party vendor. In the first quarter of fiscal 1999, the Company negotiated an agreement to change to BETA Systems, Inc. from its prior vendor. The Company implemented this conversion at the end of March 1999. As part of this agreement, BETA Systems, Inc. has represented to the Company that they will be Year 2000 compliant. Additionally, the Company has initiated formal communications with all other significant data processing and telecommunications vendors to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issue. These vendors have represented to the Company they will be compliant with the requirements of the Year 2000.

         The Company has determined that material costs and resources will not be required to modify or replace portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999. To date, the Company has spent approximately $100,000 and estimates it will spend less than $200,000 in total regarding the Year 2000 issue.

         The Company has developed a contingency plan for unanticipated Year 2000 exposure as part of its overall efforts to ensure that its systems are Year 2000 compliant on a timely basis. National has clearing arrangements with other brokerage firms and if its internal systems incur Year 2000 problems, National will clear its business through these other firms.

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

         The foregoing represents a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

                                    PART II

The Company is not required to respond to Items 1 though 6 in Part II, except as follows:

ITEM 1 - LEGAL PROCEEDINGS

1. THE MAXAL TRUST, ET AL. V. NATIONAL SECURITIES CORPORATION ET AL., United States District Court, Central District of California, Case No. CV-97-4392 ABC (Shx). See disclosure in the Company's Form 10-Q for the quarter ended December 31, 1998.

         On February 16, 1999, the District Court dismissed the plaintiffs' remaining claims against National in their entirety and granted National's motion for summary judgment. A final judgment was issued by the court on April 26, 1999. The plaintiffs filed a notice of appeal on May 4, 1999.

2. MAYNARD MALL REALTY TRUST V. NATIONAL SECURITIES CORPORATION, ET AL., United States District Court, Western District of Washington, Case No. 97-CV-00967. See disclosure in the Company's Form 10-Q for the quarter ended December 31, 1998.

         In April 1999, all parties agreed to a settlement of this matter that is in the process of being finalized. As part of the settlement, the Company will issue to the plaintiff 25,000 shares of restricted common stock valued at approximately $100,000 and a five year warrant to acquire 50,000 shares of the Company's common stock at a price of $4.00 per share.

3. CASULL ARMS CORPORATION V. NATIONAL SECURITIES CORP. AND ROBERT A. SHUEY, III, United States District Court, District of Wyoming, 97CV-229B. See disclosure in the Company's Form 10-Q for the quarter ended December 31, 1998.

         In February 1999, all parties settled this litigation. As part of the settlement, the Company issued to the plaintiff 40,000 shares of common stock valued at $135,000. In April 1999, the court dismissed this litigation with prejudice.

4. THERMOENERGY CORPORATION V. NATIONAL SECURITIES CORPORATION, ET AL., United States District Court, Eastern District of Arkansas, Docket No. LR-C-98.657. This action was commenced in October 1998 against the Company, National and an officer of the Company relating to purported attempts to underwrite a public offering on behalf of the plaintiff. The plaintiff alleges that in the course of the ultimately unsuccessful efforts to complete an initial public offering, National breached the terms of two letters of intent, breached fiduciary duties to the plaintiff and engaged in both intentional and negligent misrepresentation. The complaint also seeks relief based on a quasi-contractual theory of "promissory estoppel." The plaintiff seeks $650,000 in compensatory damages, plus an unspecified amount of punitive damages. The Company denies all liability to the plaintiff and believes it has meritorious defenses to plaintiff's claims. The Company presently intends to continue its vigorous defense of this action.

5. LITIGATION INVOLVING COMPLETE MANAGEMENT, INC. The Company has been named together with others as a defendant in several class action lawsuits filed against Complete Management, Inc. Although National has not yet been served in any of these actions it intends to vigorously defend itself against any claims that may be brought.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         In February 1999, the Company issued 40,000 unregistered shares of its common stock in settlement of a lawsuit. The common stock was valued at $135,000. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

         In March 1999, the Company issued 20,000 unregistered shares of its common stock to a law firm that represents the Company in various matters. These shares were issued in payment of balances owed for past services rendered. The common stock was valued at $80,000. The issuance of these securities was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof on the basis that the transaction did not involve a public offering.

         In March 1999, the Company issued 10,000 unregistered shares of its common stock to a law firm that represents the Company in various matters. These shares were issued in payment of balances owed for past services rendered. The common stock was valued at $40,000. The issuance of these securities was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof on the basis that the transaction did not involve a public offering.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on March 25, 1999. The shareholders elected for the ensuing year all of the nominees for the Board of Directors as follows: Steven A. Rothstein, Gary A. Rosenberg, James C. Holcomb, Jr. and D.S. Patel. Also, the shareholders ratified the appointment of Feldman Sherb Ehrlich & Co., P.C. as independent accountants for the fiscal year ending September 24, 1999.

The voting results are as follows:


                                                         Number of Shares
                                                         ----------------
                                                                                       Broker
                                      For            Against        Abstentions       Non-Votes
Election of the Board
of Directors                        814,594           23,726           12,139           49,107



Ratify the appointment of
Feldman Sherb Ehrlich
& Co., P.C. as independent
accountants                         844,427            5,797              235           49,107

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES



May 7, 1999                By: /s/ Steven A. Rothstein
Date                           Steven A. Rothstein, Chairman,
                               President and Chief Executive Officer




May 7, 1999                By: /s/ Robert H. Daskal
Date                           Robert H. Daskal, Senior Vice
                               President, Chief Financial Officer,
                               Secretary and Treasurer




May 7, 1999                By: /s/ David M. Williams
Date                           David M. Williams
                               Controller