Form 10-Q
period 1999-06-25
OLYMPIC CASCADE FINANCIAL CORP
filed 1999-08-09
CIK 1023844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 25, 1999            Commission File Number 001-12629

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                     ----------------------------------------
                     (Exact name of registrant as specified)


           DELAWARE                                        36-4128138
          ----------                                      ------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


     875 North Michigan Avenue, Suite 1560, Chicago, Illinois   60611
     ----------------------------------------------------------------------
            (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code:        (312) 751-8833


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X        No
                                   ---

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at August 6, 1999 was 1,687,894.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                       ASSETS
                                                                                         June 25,      September 25,
                                                                                           1999            1998
                                                                                       ------------    ------------
                                                                                        (unaudited)      (audited)
CASH, subject to immediate withdrawal                                                  $    248,000    $    551,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                    51,346,000      27,348,000
DEPOSITS                                                                                  2,163,000       2,024,000
RECEIVABLES
            Customers                                                                    38,267,000      39,680,000
            Brokers and dealers                                                           2,098,000         826,000
            Other                                                                           572,000         315,000
            Income tax receivable                                                                --         654,000
SECURITIES HELD FOR RESALE, at market                                                       377,000         235,000
FIXED ASSETS, net                                                                         1,166,000       1,292,000
GOODWILL, net                                                                                49,000          61,000
OTHER ASSETS                                                                                434,000         130,000
                                                                                       ------------    ------------
                                                                                       $ 96,720,000    $ 73,116,000
                                                                                       ============    ============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

BANK LINE OF CREDIT                                                                    $  3,000,000    $  2,700,000
PAYABLES
            Customers                                                                    62,130,000      60,548,000
            Brokers and dealers                                                          21,177,000       1,714,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                           241,000          73,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                  3,733,000       2,073,000
NOTES PAYABLE                                                                             1,647,000       1,948,000
CAPITAL LEASE PAYABLE                                                                       927,000       1,112,000
                                                                                       ------------    ------------
                                                                                         92,855,000      70,168,000
                                                                                       ------------    ------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
            Preferred stock, $.01 par value, 100,000 shares authorized,
               none issued and outstanding                                                       --              --
            Common stock, $.02 par value, 6,000,000 shares authorized, 1,688,919 and
               1,463,007 shares issued and outstanding, respectively                         34,000          29,000
            Additional paid-in capital                                                    6,335,000       5,407,000
            Accumulated deficit                                                          (2,504,000)     (2,488,000)
                                                                                       ------------    ------------
                                                                                          3,865,000       2,948,000
                                                                                       ------------    ------------
                                                                                       $ 96,720,000    $ 73,116,000
                                                                                       ============    ============

The accompanying notes are an integral part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For The Quarter Ended                    The Nine Months Ended
                                                    ----------------------------------       ----------------------------------
                                                        June 25,           June 26,             June 25,            June 26,
                                                          1999               1998                 1999                1998
                                                    --------------      --------------       --------------      --------------
REVENUES:
Commissions                                         $    7,650,000      $    6,665,000      $   20,488,000      $   17,957,000
Net dealer inventory gains                               2,024,000           1,775,000           3,280,000           4,836,000
Interest                                                 1,615,000           1,123,000           4,023,000           3,156,000
Transfer fees                                              231,000             177,000             668,000             567,000
Underwriting                                               863,000           2,004,000           2,001,000          10,281,000
Other                                                      243,000             102,000             674,000             623,000
                                                    --------------      --------------       --------------      --------------

TOTAL REVENUES                                          12,626,000          11,846,000          31,134,000          37,420,000
                                                    --------------      --------------       --------------      --------------

EXPENSES:
Commissions                                              7,600,000           6,763,000          18,146,000          20,521,000
Salaries                                                 1,492,000           2,102,000           3,569,000           6,891,000
Clearing fees                                              432,000             401,000           1,141,000           1,245,000
Communications                                             303,000             525,000             876,000           1,499,000
Occupancy costs                                            591,000             987,000           1,829,000           2,798,000
Interest                                                 1,098,000             706,000           2,803,000           2,064,000
Professional fees                                          726,000             250,000           1,792,000             747,000
Taxes, licenses, registration                             (158,000)            276,000              62,000             768,000
Other                                                      324,000             768,000             937,000           2,381,000
                                                    --------------      --------------       --------------      --------------

TOTAL EXPENSES                                          12,408,000          12,778,000          31,155,000          38,914,000
                                                    --------------      --------------       --------------      --------------

Income (loss) from operations before income taxes          218,000            (932,000)            (21,000)         (1,494,000)
Income tax benefit                                           7,000             309,000               5,000             513,000
                                                    --------------      --------------       --------------      --------------

NET INCOME (LOSS)                                   $      225,000      $     (623,000)      $      (16,000)     $     (981,000)
                                                    ==============      ==============       ==============      ==============

EARNINGS (LOSS) PER COMMON SHARE
           Basic Earnings (Loss) Per Share          $         0.14      $        (0.41)      $        (0.01)     $        (0.66)
                                                    ==============      ==============       ==============      ==============
           Diluted Earnings (Loss) Per Share        $         0.14      $        (0.41)      $        (0.01)     $        (0.66)
                                                    ==============      ==============       ==============      ==============


BASIC COMMON SHARES OUTSTANDING
FOR THE PERIOD                                           1,599,936           1,518,516           1,521,974           1,494,503
                                                    ==============      ==============       ==============      ==============


DILUTED COMMON SHARES OUTSTANDING
FOR THE PERIOD                                           1,602,612           1,518,516           1,521,974           1,494,503
                                                    ==============      ==============       ==============      ==============


The accompanying notes are an integral part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For The Nine Month's Ended
                                                                                ------------------------------
                                                                                 June 25,           June 26,
                                                                                   1999               1998
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $    (16,000)     $   (981,000)
   Adjustments to reconcile net loss to net
   cash from operating activities
           Depreciation and amortization                                             300,000           568,000
           Issuance of common stock in lawsuit settlement                            498,000
           Issuance of common stock as payment of expenses                           120,000
           Compensation related to issuance of stock options                          18,000
                                                                                ------------      ------------
   Changes in assets and liabilities
           Cash, cash equivalents and securities                                 (23,998,000)        6,674,000
           Deposits                                                                 (139,000)         (847,000)
           Receivables                                                              (116,000)      (11,876,000)
           Income taxes receivable (payable)                                         654,000          (166,000)
           Securities held for resale                                               (142,000)         (668,000)
           Other assets                                                             (304,000)         (381,000)
           Customer and broker payables                                           21,045,000         5,124,000
           Securities sold, but not yet purchased                                    168,000           (16,000)
           Accounts payable, accrued expenses, and other liabilities               1,737,000           600,000
                                                                                ------------      ------------
                                                                                    (175,000)       (1,969,000)
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of fixed assets                                                 (162,000)         (339,000)
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Borrowings on line of credit                                              300,000           600,000
           Proceeds from notes payable                                                    --         1,925,000
           Repayment of notes payable                                               (300,000)         (300,000)
           Payments on capital lease                                                (263,000)          (43,000)
           Issuance of common stock through exercise of stock options                297,000             8,000
                                                                                ------------      ------------
                                                                                      34,000         2,190,000
                                                                                ------------      ------------

DECREASE IN CASH                                                                    (303,000)         (118,000)

CASH BALANCE
           Beginning of the period                                                   551,000           979,000
                                                                                ------------      ------------

           End of the period                                                    $    248,000      $    861,000
                                                                                ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
           Cash paid during the period for
           Interest                                                             $  2,766,000      $  2,013,000
                                                                                ============      ============
           Income taxes                                                         $         --      $         --
                                                                                ============      ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
              FINANCING ACTIVITIES
           Warrants issued as a discount on notes payable                                         $    301,000
                                                                                                  ============
           Note receivable from restructuring investment                                          $    281,000
                                                                                                  ============

The accompanying notes are an integral part of these financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 25, 1999 AND JUNE 26, 1998


THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS OF OLYMPIC CASCADE FINANCIAL CORPORATION ("OLYMPIC" OR THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL STATEMENTS AND WITH THE INSTRUCTIONS TO FORM 10-Q AND RULE 10-01 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND DISCLOSURES REQUIRED FOR ANNUAL FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. THE CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED JUNE 25, 1999 AND JUNE 26, 1998 ARE UNAUDITED. THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEAR. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FOOTNOTES INCLUDED THERETO IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1998.

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

         During fiscal year 1998, the Company redirected its focus on retail operations by divesting its ownership in two of its subsidiaries, L.H. Friend, Weinress, Franksen & Presson, Inc. ("Friend") and Travis Capital, Inc. ("Travis"). Friend was an institutional firm and Travis was a small private placement firm. Neither of these firms had retail brokerage operations, which is the Company's primary focus. The Company had acquired each subsidiary in fiscal year 1997. Upon the sale of Friend, the Company received cash of $500,000, 55,509 shares of its common stock and potential fees resulting from pending corporate finance transactions in exchange for all of the common stock of Friend. Upon the sale of Travis, the Company received a note receivable of $281,000 and 1,025 shares of its common stock in exchange for all of the common stock of Travis.

NOTE 2 - LINE OF CREDIT

         National has an unsecured line of credit of $3,000,000. The line is subject to renewal on October 15, 1999. Borrowings bear interest at the bank's prime rate. Historically, these borrowings are short-term and have not extended beyond a few days. Interest is payable monthly. At June 25, 1999, National had $3,000,000 of borrowings outstanding.

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

         In May 1997, a minority stockholder of the Company commenced a lawsuit against the Company as discussed in the Company's Form 10-Q for the quarter ended December 31, 1998. In June 1999 this litigation was settled. As part of the settlement, the Company issued to the plaintiff 25,000 shares of restricted common stock and a five year warrant to purchase 50,000 shares of the Company's common stock at a price of $4.00 per share. The common stock and warrant were valued at $183,000.

         In September 1997, a corporation commenced an action against National as discussed in the Company's Form 10-Q for the quarter ended December 31, 1998. In February 1999, all parties agreed to settle this litigation. As part of the settlement, the Company issued to the plaintiff 40,000 shares of restricted common stock valued at $135,000. In April 1999, the court dismissed this litigation with prejudice.

         In October 1998, a corporation commenced an action against National as discussed in the Company's Form 10-Q for the quarter ended March 26, 1999. In June 1999, the Company settled this litigation. As part of the settlement, the Company issued 50,000 shares of common stock, a five year warrant to purchase 20,000 shares of the Company's common stock at a price of $4.00 per share and $75,000 in cash. The common stock and warrant were valued at $180,000. In June 1999, the court dismissed this litigation with prejudice.

         National has been named together with others as a defendant in several class action lawsuits filed against Complete Management, Inc. Although National has not yet been served in any of these actions, it intends to vigorously defend itself.

         The Company's subsidiaries are defendants in various other arbitration's and administrative proceedings, lawsuits and claims, which in the aggregate seek general and punitive damages. These matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions, and in any event, does not believe these actions singularly or combined would have a material adverse effect on the Company's financial statements or business operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company's Registration Statement on Form S-3 (Registration No. 333-80247), filed with the Securities and Exchange Commission on June 9, 1999 and the Company's other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. The forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

         Quarter Ended June 25, 1999 Compared to Quarter Ended June 26, 1998

         The Company's third quarter of fiscal 1999 resulted in an increase in revenues and a decrease in expenses compared with the same period of fiscal 1998. The increase in revenue is due to growth in retail brokerage operations, which resulted in an increase in commission revenue.

         Revenues increased $780,000, or 7%, to $12,626,000 from $11,846,000.
During the fourth quarter fiscal 1998, the Company sold its subsidiary, L.H. Friend, Weinress, Franksen & Presson, Inc. ("Friend"). Exclusive of Friend, revenues increased $2,662,000 or 27% during the third quarter fiscal 1999 compared with the third quarter fiscal 1998. Commission revenue increased $985,000, or 15%, to $7,650,000 from $6,665,000 during the third quarter fiscal 1999 compared with the third quarter fiscal 1998. Exclusive of Friend, commission revenue increased $1,240,000, or 19%, during the third quarter fiscal. This increase is due to favorable market conditions and the addition of registered representatives.

         Net dealer inventory gains increased $249,000, or 14%, to $2,024,000 from $1,775,000 during the third quarter fiscal 1999 compared with the third quarter fiscal 1998. Exclusive of Friend, net dealer inventory gains increased $507,000, or 33%. This increase is due to favorable market conditions and the sale of common stock received through the exercise of warrants of a company for which National had acted as an underwriter. Underwriting revenue decreased $1,141,000, or 57%, to $863,000 from $2,004,000 during the third quarter fiscal 1999 compared to the third quarter fiscal 1998. However, underwriting revenue actually increased $220,000, or 34%, to $863,000 from $643,000 during the third quarter fiscal 1999 compared with the third quarter fiscal 1998, exclusive of Friend. Friend had underwriting revenue of $1,361,000 during the third quarter fiscal 1998 from participation in public offerings and various private placement fees. During the third quarter fiscal 1999 and the third quarter fiscal 1998, the Company did not manage a public underwriting due to the weak capital markets for initial public offerings by emerging growth companies. Underwriting revenue during the third quarter fiscal 1999 was generated primarily from the several private placement transactions, participation in public underwritings and advisory fees.

         Although revenues increased, expenses decreased $370,000, or 3%, to $12,408,000 from $12,778,000 during the third quarter fiscal 1999 from the third quarter fiscal 1998. This decrease in expenses is due to the relatively high expenses generated at Friend during the third quarter fiscal 1998. Exclusive of Friend, expenses increased $1,685,000, or 16%, to $12,408,000 from $10,723,000 during the third quarter fiscal 1999 compared with the third quarter fiscal 1998. Concurrent with the 15% increase in commission revenues, commission expenses increased 12%, or $837,000, to $7,600,000 from $6,763,000 during the third quarter fiscal 1999 compared with third quarter fiscal 1998, exclusive of Friend. Salaries decreased $610,000, or 29%, to $1,492,000 from $2,102,000. This decrease is due to the sale of Friend, which had salaries of $742,000 during the third quarter fiscal 1998. Overall, combined commissions and salaries as a percentage of revenue decreased 3% to 72% in the third quarter fiscal 1999 compared with 75% in the third quarter fiscal 1998.

         As anticipated, with the sale of Friend expenses regarding communications, occupancy, taxes, licenses and registration and other have decreased from the third quarter fiscal 1998 to the third quarter fiscal 1999. Communications expenses, mainly telephone, telequote and mailing decreased $222,000, or 42%, to $303,000 from $525,000. Friend had communications expenses of $84,000 in the third quarter fiscal 1998. Occupancy expense, consisting mainly of rent, office supplies and depreciation decreased $396,000, or 40%, to $591,000 from $987,000. Friend had occupancy expenses totaling $152,000 during the third quarter fiscal 1998. The additional decrease in communications and occupancy relates to National closing a branch office in New York and subletting excess office space in Chicago. Clearing fees actually increased $31,000, or 8%, to $432,000 from $401,000. Exclusive of Friend, clearing fees increased $123,000 due to the increased volume of transactions. Taxes, licenses and registration decreased $434,000, or 157%, to ($158,000) from $276,000. This decrease was due to National receiving a refund of prior years' business operating taxes totaling $330,000. Without this refund, taxes, licenses and registration decreased $104,000 or 38% in the third quarter fiscal 1999 as compared with the third quarter fiscal 1998. Finally, other expenses decreased $444,000, or 58%, to $324,000 from $769,000 in the third quarter of fiscal 1999 and 1998, respectively. The sale of Friend and closure of the branch office in New York contributed $287,000 to this decrease. Additionally, in third quarter fiscal 1998, the Company incurred $62,000 of additional travel and moving expenses. During the third quarter fiscal 1999, amortization expenses decreased $58,000 from the third quarter fiscal 1998. Amortization decreased due to the write off of goodwill related to the sale of the two subsidiaries and the amortization of a prepaid asset at WestAmerica that was recorded during fiscal 1997 as part of the purchase price.

         Interest expense and professional fees increased during third quarter fiscal 1999 as compared with the third quarter fiscal 1998. Interest expense increased $392,000, or 56%, to $1,098,000 from $706,000. The main reason for this increase is the increase in customer deposits, on which the Company pays interest, and the interest on debt incurred in fiscal 1998. Interest expense was offset by increased interest revenue of $492,000, or 44%, to $1,615,000 from $1,123,000.

         Professional fees increased $476,000, or 190%, to $726,000 from $250,000 due to increased litigation (See Part II, Item 1). Included in professional fees is $389,000 relating to the settlement of two lawsuits during the third quarter fiscal 1999, only $25,000 of which represented a cash payment.

         Overall, the Company reported net income of $225,000, or $.14 per share for the third quarter fiscal 1999 compared with a loss of $623,000, or $.41 per share in the third quarter fiscal 1998.

Nine Months Ended June 25, 1999 Compared to Nine Months Ended June 26, 1998

         The Company's first nine months of fiscal 1999 resulted in decreases in both revenues and expenses compared with the same period of fiscal 1998. These decreases were primarily due to the sale of two subsidiaries, Friend and Travis Capital, Inc. ("Travis"). For the nine months total revenues decreased 16% to $31,134,000 in fiscal 1999 from $37,420,000 in fiscal 1998. This decrease in revenue is due primarily to the decrease in underwriting revenue as the weak capital markets for initial public offerings by emerging growth companies continued and the decrease in dealer inventory gains due to reduced trading margins in stocks, which the Company makes a market.

         For the first nine months of fiscal 1999 underwriting revenue decreased $8,280,000 or 81% to $2,001,000 from $10,281,000 as compared with the same period for fiscal 1998. National participated in three private placements raising $8 million in gross proceeds in the first nine months of fiscal 1999. During the first nine months fiscal 1998, National, through the management of two underwritings and co-management of one underwriting with Friend, as well as three successful private placements, generated

$4,927,000 of underwriting revenue. Friend managed its first underwriting during the first nine months of fiscal 1998 and participated in several other underwritings and private placements, generating $5,264,000 of underwriting revenue.

         Net dealer inventory gains decreased $1,556,000, or 32%, to $3,280,000 from $4,836,000 during the first nine months of fiscal 1999 compared with the same period of fiscal 1998. Exclusive of Friend and Travis, net dealer inventory gains decreased $861,000 or 21%. This decrease is due to reduced trading margins in stocks, which the Company makes a market.

         Although overall revenue decreased during the first nine months of fiscal 1999, commission revenue increased $2,531,000, or 14%, to $20,488,000 from $17,957,000. Exclusive of Friend and Travis, commission revenue increased $3,512,000, or 21%, during the first nine months of fiscal 1999. This increase is due to favorable market conditions and the addition of registered representatives.

         Concurrent with the overall decrease in revenues, total expenses decreased $7,759,000, or 20%, to $31,155,000 from $38,914,000 in fiscal 1998.
This decrease in expenses was anticipated due to significant decreases in revenues. The most significant decreases were commission expense and salaries.

         Commission expense decreased $2,375,000, or 12%, to $18,146,000 during the first nine months fiscal 1999 from $20,521,000 in the first nine months fiscal 1998. Salaries decreased $3,322,000, or 48%, to $3,569,000 from $6,891,000. Friend and Travis had combined commission and salary expense of $5,773,000 in the first nine months of fiscal 1998. The remaining decrease in salary expense was $469,000 or 12% in the first nine months of fiscal 1999, as management incurred salary reductions in an effort to reduce overhead expenses. Overall, combined commissions and salaries as a percentage of revenue decreased 3% to 70% from 73% in the first nine months of fiscal 1999 and 1998, respectively.

         As anticipated, with the sale of Friend and Travis expenses regarding communications, occupancy, clearing, taxes, licenses and registration and other have decreased from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. Communications expenses, mainly telephone, telequote and mailing decreased $623,000, or 42%, to $876,000 from $1,499,000. Friend and Travis had combined communications expenses of $294,000 in fiscal 1998. Occupancy expense, consisting mainly of rent, office supplies and depreciation decreased $969,000, or 35%, to $1,829,000 from $2,798,000. This decrease relates to the sale of the two subsidiaries as well as National closing a branch office in New York and subletting excess office space in Chicago. Clearing fees decreased $104,000, or 8%, to $1,141,000 from $1,245,000. This relates to the sale of Friend, which accounted for $344,000 of clearing expenses in the first nine months of fiscal 1998. Exclusive of Friend, clearing fees actually increased $230,000 due to the increased volume of transactions. Taxes, licenses and registration decreased $706,000, or 92%, to $62,000 from $768,000. This decrease was due to National receiving a refund of prior years' business operating taxes totaling $330,000. Finally, other expenses decreased $1,444,000, or 61%, to $937,000 from $2,381,000 during the first nine months of fiscal 1999 and 1998, respectively. The sale of the two subsidiaries and closure of a branch office in New York contributed $784,000 to this decrease. Additionally, during the first nine months of fiscal 1998, the Company incurred receivable write-offs of $97,000 and additional travel and moving expenses of $335,000 at Olympic and National. During the first nine months of fiscal 1999, amortization expenses decreased $175,000 from the first nine months of fiscal 1998. Amortization decreased due to the write off of goodwill related to the sale of the two subsidiaries and the amortization of a prepaid asset at WestAmerica that was recorded during fiscal 1997 as part of the purchase price.

         Interest expense and professional fees increased during first nine months of fiscal 1999 as compared with the first nine months of fiscal 1998. Interest expense increased $739,000, or 36%, to $2,803,000 from $2,064,000. The main reason for this increase is the increase in customer deposits, on which the Company pays interest, and the interest on debt incurred in fiscal 1998. Interest expense was offset by increased interest revenue of $867,000, or 27%, to $4,023,000 from $3,156,000.

         Professional fees increased $1,045,000, or 140%, to $1,792,000 from $747,000. After adjusting for professional fees paid at Friend and Travis, professional fees increased $1,109,000, or 162%, during the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998 due to increased litigation (See Part II, Item 1). Included in professional fees is $524,000 relating to the settlement of three lawsuits during the first nine months of fiscal 1999, only $25,000 of which represented a cash payment.

         Overall, the Company reported a loss of $16,000, or $.01 per share, during the first nine months of fiscal 1999 compared with a loss of $981,000, or $.66 per share, during the same period fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving unsecured credit facility with Seafirst Bank and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. Historically, these borrowings are short-term and have not extended beyond a few days. The line of credit agreement expires October 15, 1999. At June 25, 1999 National had $3,000,000 of borrowings outstanding.

         National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At June 25, 1999, National's net capital exceeded the requirement by $2,490,000.

         WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that the company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At June 25, 1999 WestAmerica's net capital exceeded the requirement by $111,000.

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

         The Company believes its internally generated liquidity, together with access to external capital and debt resources will be sufficient to satisfy existing operations. However, as the Company continues to expand its operations and acquire other businesses the Company will require additional capital.

YEAR 2000 UPDATE

         The Company defines a system as Year 2000 compliant if it is capable of correct identification, manipulation and calculation when processing data during the year change from December 31, 1999 to January 1, 2000.

         The Company is addressing the Year 2000 issue in the following two phases. During phase one, completed in October 1998, the Company prepared an inventory of all Information Technology ("IT") and non-IT systems, critical to operations. The Company tested all of its internal IT systems and concluded that not all systems were compliant under the above definition. The Company has determined the remedies necessary to achieve Year 2000 compliance. The Company anticipates finishing testing and remediation by October 1999.

         In phase two, the Company has begun replacing hardware chips, software and entire components in those systems deemed to be non-compliant. The Company expects to complete phase two by October 1999 for National and has completed Phase II for WestAmerica. As required by the NASD, National and WestAmerica completed and filed, in April 1999, Year 2000 readiness reports.

         The majority of the Company's trade processing information is handled through a third party vendor. In the first quarter of fiscal 1999, the Company negotiated an agreement to change to BETA Systems, Inc. from its prior vendor. The Company implemented this conversion at the end of March 1999. As part of this agreement, BETA Systems, Inc. has represented to the Company that they will be Year 2000 compliant. Additionally, the Company initiated formal communications with all other significant data processing and telecommunications vendors to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issue. These vendors have represented to the Company they will be compliant with the requirements of the Year 2000.

         The Company has determined that material costs and resources will not be required to modify or replace portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999. To date, the Company has spent $130,000 and estimates it will spend less than $200,000 in total regarding the Year 2000 issue.

         The Company has developed a contingency plan for unanticipated Year 2000 exposure as part of its overall efforts to ensure that its systems are Year 2000 compliant on a timely basis. National has clearing arrangements with other brokerage firms and if its internal systems incur Year 2000 problems, National will clear its business through these other firms.

           The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, even if the Company's systems and the Company's significant vendors are compliant, the potential impact of the Year 2000 problem on the securities industry as a whole could be material, as virtually every aspect of the sales of securities and processing of transactions could be affected. Due to the size of the problem facing the securities industry and the interdependent nature of the business, the Company may be materially adversely affected by this issue.

         The foregoing represents a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.




ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk arises from the fact that it engages in proprietary trading and makes dealer markets in equity securities. Accordingly, the Company may be required to maintain certain amounts of inventories in order to facilitate customer order flow. The Company may incur losses as a result of price movements in these inventories due to changes in interest rates, foreign exchange rates, equity prices and other political factors. The Company is not subject to direct market risk due to changes in foreign exchange rates. However, the Company is subject to market risk as a result of changes in interest rates and equity prices, which are affected by global economic conditions. The Company manages its exposure to market risk by limiting its net long or short positions. Trading and inventory accounts are monitored daily by management and the Company has instituted position limits.

Credit risk represents the amount of accounting loss the Company could incur if counterparties to its proprietary transactions fail to perform and the value of any collateral proves inadequate. Although credit risk relating to various financing activities is reduced by the industry practice of obtaining and maintaining collateral, the Company maintains more stringent requirements to further reduce its exposure. The Company monitors its exposure to counterparty risk on a daily basis by using credit exposure information and monitoring collateral values. The Company maintains a credit committee, which reviews margin requirements for large or concentrated accounts and sets higher requirements or requires a reduction of either the level of margin debt or investment in high-risk securities or, in some cases, requiring the transfer of the account to another broker-dealer.

The Company monitors its market and credit risks daily through internal control procedures designed to identify and evaluate the various risks to which the Company is exposed. There can be no assurance, however, that the Company's risk management procedures and internal controls will prevent losses from occurring as a result of such risks.

The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short") and net positions as of June 25, 1999:

                         Long                Short             Net
                        --------           --------         --------
Corporate stocks        $372,000           $241,000         $131,000 (long)
Municipal bonds         $  5,000           $      -         $  5,000 (long)




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

         In June 1999, this litigation was settled. As part of the settlement, the Company issued to the plaintiff 25,000 shares of restricted common stock and a five year warrant to purchase 50,000 shares of the Company's common stock at a price of $4.00 per share. The common stock and warrant were valued at $183,000.

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

4. ThermoEnergy Corporation v. National Securities Corporation, et al., United States District Court, Eastern District of Arkansas, Docket No. LR-C-98.657. See disclosure in the Company's Form 10-Q for the quarter ended March 26, 1999.

         In June 1999, the parties settled this litigation. As part of the settlement, the Company issued 50,000 restricted shares of common stock, a five year warrant to purchase 20,000 shares of the Company's common stock at a price of $4.00 per share and $75,000 in cash. The common stock and warrant were valued at $180,000. In June 1999, the court dismissed this suit with prejudice.

5. Litigation involving Complete Management, Inc. National has been named together with others as a defendant in several class action lawsuits filed against Complete Management, Inc. Although, National has not yet been served in any of these actions it intends to vigorously defend itself against any claims that may be brought.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         In June 1999, the Company issued 25,000 unregistered shares of its common stock and a five year warrant to purchase 50,000 shares of our common stock in settlement of a lawsuit. The common stock and warrant were valued at $183,000. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering. Subsequently, these shares were registered in connection with a registration statement filed June 9, 1999 (Registration No. 333-80247).

           Also in June 1999, the Company issued 50,000 unregistered shares of its common stock and a five year warrant to purchase 20,000 shares of our common stock in settlement of a lawsuit. The common stock and warrant were valued at $180,000. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering. Subsequently, these shares were registered in connection with a registration statement filed June 9, 1999 (Registration No. 333-80247).

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

27 Financial Data Schedule (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically with the SEC's EDGAR database.)

(b)    Reports on Form 8-K (None)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES


August 6, 1999                   By: Steven A. Rothstein
Date                                 Steven A. Rothstein, Chairman,
                                     President and Chief Executive Officer




August 6, 1999                   By: Robert H. Daskal
Date                                 Robert H. Daskal, Senior Vice
                                     President, Chief Financial Officer,
                                     Secretary and Treasurer




August 6, 1999                   By: David M. Williams
Date                                 David M. Williams
                                     Controller



17