Form 10KSB
period 1999-09-24
OLYMPIC CASCADE FINANCIAL CORP
filed 1999-12-21
CIK 1023844

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NO.  001-12629
    SEPTEMBER 24, 1999

                      OLYMPIC CASCADE FINANCIAL CORPORATION

             (Exact Name of Registrant as specified in its charter)

           DELAWARE                                    36-4128138
 (State or other jurisdiction of                    (I.R.S.   Employer
  incorporation or organization)                    Identification No.)

875 NORTH MICHIGAN AVENUE, SUITE 1560, CHICAGO, IL                  60611
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

                                               YES   X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                               YES   X        NO

As of December 2, 1999, 1,295,004 shares of the Company's common stock were held by non-affiliates, having an aggregate market value of $7,446,000. The number of common shares outstanding as of December 2, 1999 was 1,698,617.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the Securities and Exchange Commission ("SEC") in connection with the Company's Annual Meeting of Shareholders to be held on March 8, 2000 (the "Company's 2000 Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1 - BUSINESS
(A) GENERAL

Except for historical information contained herin, report contains ceritan forward-looking information that involves risks and uncertainties that could cause results to differ materially, including changing market conditions and other risks detailed in this annual report on form 10-K and other documents filed by the Company with the Securities and Exchange Commission from thime to time.

Olympic Cascade Financial Corporation, a De;aware corporation organized in 1997 ("Olympic" or the "Company"), is a financial services organization, operating through its two wholly-owned subsidiaries, National Securities Corporation, a Washington corporation organized in 1947 ("National"), and WestAmerica Investment Group, a California corporation organized in 1974 ("WestAmerica"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies both in the United States and abroad through research, financial advisory services and sales, and investment banking services for both public offerings and private placements, and providing retail brokerage and trade clearance operations.

In November 1996, the shareholders of National approved a restructuring whereby, National's shareholders exchanged their shares on a one-for-one basis for shares of Olympic resulting in National becoming a wholly-owned subsidiary of Olympic. This restructuring became effective in February 1997, and accordingly, Olympic is the successor Registrant to National.

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

National conducts a national securities brokerage business through its main office in Seattle, Washington and in 43 other offices located in 20 states. Additionally, National operates in several international cities. Its business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. National concentrates upon retail brokerage with an emphasis on personalized service. National's operations, and its largest sales office, is located in Seattle, Washington. The majority of National's transactions with the public involve solicited trades and approximately 70% of these involve sales of securities to customers.

WestAmerica,   based  in  Scottsdale,   Arizona,  is  a  registered   securities
broker-dealer providing primarily retail brokerage operations. The majority of WestAmerica's transactions with the public involve solicited trades.

As of September 24, 1999, the Company and its subsidiaries had approximately 100 employees and 250 independent contractors. Of these totals, approximately 300 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company's obligations for federal and state withholding, unemployment and social security taxes. The Company's independent contractor arrangements conform with accepted industry practice and therefore the Company does not believe there is a material risk of an adverse determination from the tax authorities which would have a significant effect on the Company's ability to recruit and retain investment executives, or on the Company's current operations and financial results of operations. No employees are covered by collective bargaining agreements and the Company believes its relations are good with both its employees and independent contractors.

The Company is engaged in a highly competitive business. With respect to one or more aspects of its business, its competitors include member organizations of the New York Stock Exchange, Inc. and other registered securities exchanges in the United States and Canada, and members of the National Association of Securities Dealers, Inc. ("NASD"). Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition, as well as companies that provide electronic on-line trading. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries.

The Company's business plan includes the growth of its retail brokerage business and the introduction of online investing services. Management believes that consolidation within the industry is inevitable. Concerns attributable to the strength of the market and increased competition help explain the increasing number of acquisition opportunities continuously introduced to the Company. The Company is focused on maximizing the profitability of its existing operations, while it continues to seek additional selective strategic acquisitions.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For a more detailed analysis of our results by segment see Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operation."

(C) BROKERAGE SERVICES

Brokerage services to retail clients are provided through the Company's sales force of investment executives at National and WestAmerica.

NATIONAL SECURITIES CORPORATION

National is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and licensed in 50 states, the District of Columbia and Puerto Rico. National is also a member of the NASD, the Municipal Securities Rulemaking Board ("MSRB") the Securities Investor Protection Corporation ("SIPC"), and the Chicago Stock Exchange ("CHX").

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

National's data processing is supplied by an independent vendor on a time-sharing basis to process orders, reports, confirmations and statements as well as to maintain the general ledger and files of customers, and other market data. During the second and third quarter of fiscal 1999, National converted its data processing system to a new third party vendor, BETA Systems Inc. This conversion was completed and operational in the third quarter of fiscal 1999. National utilizes other computer software, which is used for investment executive payroll and telephone cost allocation, including word processing and other office applications.

National clears approximately 92% of its own securities transactions and posts its books and records daily, with the remaining 8% of the transactions clearing through Bear Stearns Securities Corporation and Pershing. Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions. Operations personnel monitor compliance with applicable laws, rules and regulations.

WESTAMERICA INVESTMENT GROUP

WestAmerica is registered as a broker-dealer with the SEC and is licensed in 36 states and the District of Columbia. WestAmerica is also a member of the NASD, the MSRB and the SIPC. WestAmerica, offers traditional securities brokerage and financial planning business and fee-based investment management business to its retail clients.

Unlike National, the majority of WestAmerica's investment executives are employees. As such the average commission payout is approximately 20-30% lower than National's commission payout of approximately 70%. Since the commission payout is much lower, WestAmerica provides office space, equipment, supplies and other resources for its investment executives.

WestAmerica   operates  pursuant  to  the  exemptive   provisions  of  SEC  Rule
15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

WestAmerica has a clearing arrangement with Correspondent Services Corporation ("CSC"), a wholly-owned subsidiary of PaineWebber Incorporated. CSC provides WestAmerica with back office support, transaction processing services on all principal national securities exchanges and access to many other financial services and products. This agreement with CSC allows WestAmerica to offer a range of products and services that is generally offered only by firms that are larger or have more capital.

(D) INVESTMENT BANKING

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

National's corporate finance department is headquartered in Chicago, Illinois. This office includes investment executives, investment bankers and employees. The office and the corporate finance department are under the direction of the Company's Chairman, Steven A. Rothstein.

In fiscal 1998, WestAmerica was approved to engage in underwriting by the NASD, and participated as an underwriter of one public offering.

 (E) PRINCIPAL AND AGENCY TRANSACTIONS

The Company buys and maintains inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to customers through National. The Company also maintains inventories in corporate and municipal debt securities for sale to customers.

At National, a staff of six traders and assistants in its Seattle headquarters, and two traders and assistants in its Spokane, Washington office, manage an inventory of securities, and conduct market-making activities. As of September 24, 1999, National made a market in approximately 100 equity securities, the majority of which were quoted on the NASDAQ stock market. This includes all companies for which National managed or co-managed a public offering.

The Company's trading departments require a substantial commitment of capital. Most principal transactions place the Company's capital at risk. Profits and losses are dependent upon the skill of the traders, price movements, trading activity and the size of inventories. Because the Company's trading activities occasionally may involve speculative and thinly capitalized stocks, including stabilizing the market for securities which it has underwritten, the Company imposes position limits to reduce its potential for loss.

In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to or purchase from customers at a price, which is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. The Company believes its mark-ups, mark-downs and commissions are competitive based on the services it provides to its customers.

In executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, the Company generally acts as agent and charges commissions which the Company believes are competitive, based on the services the Company provides to its customers.

(F) ONLINE TRADING

The Company through NSCdirect (a division of National), is planning to commence online investing services for its customers in the first quarter of calendar year 2000. The Company has various third party vendor agreements in place to develop, host and manage the website. The website is located at www.nscdirect.com.

(G) SUPERVISION

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

ITEM 2 - PROPERTIES

The Company owns no real property. Its corporate headquarters are shared with National in leased space in Chicago, Illinois and Seattle, Washington. Additionally, through its subsidiaries, the Company leases office space in Marietta, Georgia, Scottsdale, Arizona and Spokane, Washington. The branch offices, which are run by independent contractors, are leased by those contractors.

Leases expire at various times through July 2009. The Company believes the rent at each of its locations is at current market rates. At current production levels, the Company believes its leased space is suitable and adequate, however, increased activity could require additional space to be leased.

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

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, which in the aggregate seek general and punitive damages approximating $1,600,000. The Company believes that the resolution of these matters will not have a material effect. These matters arise out of the normal course of business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 24, 1999.

ITEM 4(A)- EXECUTIVE OFFICERS OF REGISTRANT

The following sets forth the names, ages and positions of all executive officers of the Company:

Steven A. Rothstein              49            Chairman, Chief Executive Officer and President
                                               Chairman and Chief Executive Officer of National

                                               Director of WestAmerica

Robert H. Daskal                 58            Senior Vice President, Chief Financial Officer, Treasurer and Secretary
                                               Secretary of National
                                               Director of WestAmerica

Michael A. Bresner               55            President of National

David M. Williams                30            Corporate Controller and Chief Accounting Officer
                                               Chief Operating Officer of National

Craig M. Gould                   29            Vice-Chairman of Technology
                                               Managing Director of National

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED

           STOCKHOLDER MATTERS

The Company's common stock trades on The NASDAQ SmallCap Market and The Chicago Stock Exchange using the symbol NATS and OLY, respectively. As of September 24, 1999, the Company had approximately 900 shareholders, including those shareholders holding stock in street name and trust accounts. Currently, there are four market makers in the Company's stock, including National.

Delaware law authorizes the Board of Directors to declare and pay dividends with respect to the Company's common stock either out of its surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless the Company's capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. As of this time, no shareholder holds preferential rights in liquidation. The Company has never declared a cash dividend, and does not presently foresee declaring one in the coming fiscal year. The Company did, however, declare 5% stock dividends for all shareholders of record on January 27, 1997, May 20, 1997, August 29, 1997 and December 8, 1997.

High and low closing bid quotations from September 27, 1997 to September 24, 1999 have been obtained from NASDAQ. The range of market prices for each quarter of fiscal years ended September 24, 1999 and September 25, 1998 are as follows:

PERIOD                                                   HIGH               LOW

September 26, 1998/December 31, 1998                    $4.00             $0.88
January 1, 1999/March 26, 1999                          $8.97             $1.25
March 27, 1999/June 25, 1999                            $6.38             $2.31
June 26, 1999/September 24, 1999                        $5.19             $2.75

September 27, 1997/December 31, 1997                    $6.75             $4.37
January 1, 1998/March 27, 1998                          $4.75             $3.88
March 28, 1998/June 26, 1998                            $4.88             $3.75
June 27, 1998/September 25, 1998                        $3.88             $1.38

The closing bid price of the Company's common stock on December 2, 1999, as reported on the NASDAQ SmallCap Market, was $5.75 per share.





ITEM 6 - SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 1999, 1998, 1997, 1996 and 1995. This information has been derived from, and should be read in conjunction with, the audited financial statements, which appear elsewhere in this report. All information is expressed in thousands of dollars except per share information.

                                                                                FISCAL YEAR

                                            1999              1998              1997              1996             1995
                                         ------------------------------------------------------------------------------------------
Net revenues                            $   43,330        $   45,694       $    39,994       $   34,899       $    14,275
Net income (loss) after tax                    118            (4,666)              101            1,735               257
Net income (loss) per common share               0.08             (3.12)             0.07             1.66              0.30
Total assets                                86,697            73,116            63,774           57,955            41,891
Long-term obligations                        2,150             2,770                 -                -                 -
Stockholders' equity                         4,039             2,948             7,604            5,316             3,180
Cash dividends                                   -                 -                 -                -                 -




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

The private securities litigation reform act of 1995 provides a safe harbor for forward-looking statements. This annual report contains certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forwad-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from thoseexpressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company's registration statement on Form S-3 (REGISTRATION NO. 333-80247), filed with the Securities and Exchange Commission on June 9, 1999, and the Company's other Securities and Exchange Commission filings. Any forward-looking statements comtained in or incorporated into this report speak only as of the dated of this report. The Company undertakes no obligation to update publicly any such forward-looking statement, whether as a result of new information, future events or otherwise.

The Company's fiscal year 1999 resulted in net income of $118,000 or $.08 per share diluted as compared to a net loss of $4,666,000 or $3.12 per share diluted for fiscal year 1998. The Company's fiscal year 1999 resulted in decreases in both revenues and expenses compared with the fiscal year 1998. These decreases were primarily due to the sale of two subsidiaries, L.H. Friend, Weinress, Franksen & Presson, Inc. ("Friend") and Travis Capital, Inc. ("Travis"), as the Company continued its focus on retail operations, resulting in an increase in retail commissions and net dealer inventory gains.

Revenues decreased $2,364,000 or 5% in the fiscal year 1999 to $43,330,000 from $45,694,000 in the fiscal year 1998 and expenses decreased $7,768,000 or 15% to $43,216,000 in the fiscal year 1999 from $50,984,000 in the fiscal year 1998. Exclusive of Friend and Travis, revenues increased $5,174,000 or 14% from $38,156,000 to $43,330,000 and expenses increased less than 1% or $407,000 in the fiscal year 1999 from the fiscal year 1998.

Revenues decreased primarily due to the decrease in underwriting revenue as the weak capital markets for initial public offerings by emerging growth companies continued. For the fiscal year 1999, underwriting revenue decreased $8,267,000 or 77% to $2,459,000 from $10,726,000 in the fiscal year 1998. National participated in four private placements raising $13 million in gross proceeds in the fiscal year 1999. In the fiscal year 1998, National, through the management of two underwritings and co-management of one underwriting with Friend, as well as three successful private placements, generated $5,177,000 of underwriting revenue. Friend managed its first underwriting during the first nine months of fiscal 1998 and participated in several other underwritings  and private  placements,  generating  $5,460,000 of  underwriting
revenue.  Exclusive  of  Friend  and  Travis,   underwriting  revenue  decreased
$2,718,000 or 25% in the fiscal year 1999 compared with the fiscal year 1998.

Net dealer inventory gains increased $3,545,000, or 64%, to $9,057,000 from $5,512,000 during the fiscal year 1999 compared with the fiscal year 1998. Exclusive of Friend and Travis, net dealer inventory gains increased $4,397,000 or 80%. This increase is due to National's London office dramatically increasing its business and the strength of the markets the past twelve months.

Although overall revenue decreased during the fiscal year 1999, commission revenue increased $929,000, or 4%, to $24,565,000 from $23,636,000. Exclusive of Friend and Travis, commission revenue increased $2,013,000, or 9%, during the fiscal year 1999. This increase is due to favorable market conditions and the addition of registered representatives.

Concurrent with the overall decrease in revenues, total expenses decreased $7,768,000, or 15%, to $43,216,000 from $50,984,000 in the fiscal year 1998.
This decrease in expenses was anticipated due to decreases in revenues, and the Company's efforts to reduce overhead costs. The most significant decreases were salary expense, occupancy and other.

Salaries decreased $3,864,000, or 44%, to $4,882,000 from $8,746,000. Friend and
Travis had combined salary expense of $3,251,000 in the fiscal year 1998. The remaining decrease in salary expense was $613,000 or 7% in the fiscal year 1999, as management incurred salary reductions in an effort to reduce overhead expenses. With the increased commission revenue and net dealer inventory gains, overall commission expense increased $690,000 or 3% from $25,045,000 in the fiscal year 1998 to $25,735,000 in the fiscal year 1999. Exclusive of Friend and Travis, commission expense increased $3,698,000 in the fiscal year 1999 from the fiscal year 1998. Overall, combined commissions and salaries as a percentage of revenue decreased 3% to 71% from 74% in the fiscal year 1999 and 1998, respectively.

As anticipated, with the sale of Friend and Travis expenses regarding communications, occupancy, taxes, licenses and registration and other have decreased from the fiscal year 1998 to the fiscal year 1999. Communications expenses, mainly telephone, telequote and mailing decreased $789,000, or 41%, to $1,133,000 from $1,922,000. Friend and Travis had combined communications expenses of $344,000 in fiscal 1998. Occupancy expense, consisting mainly of rent, office supplies and depreciation decreased $1,188,000, or 32%, to $2,548,000 from $3,736,000. This decrease relates to the sale of the two subsidiaries as well as National closing a branch office in New York and subletting excess office space in Chicago. Taxes, licenses and registration decreased $514,000, or 83%, to $106,000 from $620,000. This decrease was due primarily to National receiving a refund of prior years' business operating taxes totaling $330,000.

Finally, other expenses decreased $3,810,000, or 74%, to $1,319,000 from $5,129,000 during the fiscal year 1999 and 1998, respectively. The largest component of this decrease, totaling $2,521,000, relates to the write-down of certain receivables and investments, including those relating to the disposition of the two subsidiaries. Additionally, the other expenses relating to the sale of the two subsidiaries and closure of a branch office in New York contributed another $987,000 to this decrease.

Moving expenses and amortization combined were $300,000 more in the fiscal year 1998 compared with the fiscal year 1999. Amortization decreased due to the write off of goodwill related to the sale of the two subsidiaries and the amortization of a prepaid asset at WestAmerica that was recorded during fiscal 1997 as part of the purchase price.

Interest expense, clearing fees and professional fees increased during the fiscal year 1999 as compared with the fiscal year 1998. Interest expense increased $924,000, or 33%, to $3,764,000 from $2,840,000. The main reason for this increase is the increase in customer deposits, on which the Company pays interest, and the interest on debt incurred in fiscal 1998. Interest expense was offset by increased interest revenue of $1,177,000, or 27%, to $5,557,000 from $4,380,000.

Clearing  fees  actually  increased   $208,000,   or  13%,  to  $1,773,000  from
$1,565,000. Exclusive of Friend, clearing fees increased $589,000 due to the increased volume of transactions including the London office of National.

Professional  fees increased  $575,000,  or 42%, to $1,956,000 from  $1,381,000.
After adjusting for professional fees paid at Friend and Travis, professional fees increased $654,000, or 47%, during the fiscal year 1999 compared with the fiscal year 1998 due to increased litigation that was substantially resolved during the fiscal year 1999 (See Part I Item 3). Included in professional fees is $524,000 relating to the settlement of three lawsuits during the fiscal year 1999, only $75,000 of which represented a cash payment.

FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997

During fiscal year 1998, the Company redirected its focus on retail operations by divesting its ownership in two of its subsidiaries, Friend and Travis. The Company had acquired each subsidiary in fiscal year 1997.

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

Underwriting revenue decreased $2,111,000 or 16% to $10,726,000 in 1998 from $12,837,000 in 1997. National's underwriting revenue decrease of $5,128,000 to $5,178,000 in 1998 from $10,306,000 in 1997 was partially offset by Friend's increase of $3,008,000 to $5,460,000 in 1998 from $2,452,000 in 1997. In 1998, the Company managed four underwritings that totaled approximately $64 million of gross proceeds raised, compared with eight underwritings in 1997 that totaled approximately $161 million of gross proceeds raised.

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

With the additional subsidiaries the Company has acquired, and the additional branch offices opened by National during the year, communications and occupancy expenses increased $1,232,000 or 28% to $5,658,000 in fiscal 1998 from $4,426,000 in fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

As with most financial services firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving unsecured credit facility with Seafirst Bank and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. These borrowings are short-term and have not extended beyond a few days. At September 24, 1999 borrowings outstanding were $2,100,000. This balance was repaid within three business days.

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At September 24, 1999, National's net capital exceeded the requirement by $2,525,000.

WestAmerica, as a registered broker-dealer, is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that WestAmerica maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At September 30, 1999, WestAmerica's net capital exceeded the requirement by $94,000.

Advances, dividend payments and other equity withdrawals from National or WestAmerica are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

As of the fiscal year ended September 24, 1999, total assets were $86,697,000 compared to total assets of $73,116,000 as of the fiscal year September 25, 1998, which represents a 19% increase in total assets for the 12-month period. As of fiscal year ended September 25, 1998, total assets were $73,116,000, compared to total assets of $63,774,000 as of September 26, 1997, which represents a 15% increase in total assets for the 12-month period.

The objective of liquidity management is to ensure the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers. Historically, cash flow from operations and earnings has contributed significantly to liquidity.

The Company believes its internally generated liquidity, together with access to external capital and debt resources will be sufficient to satisfy existing operations. However, as the Company expands its operations, including its new online trading services, or acquires other businesses, the Company will likely require additional capital.

INFLATION

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant. Whereas inflation has not had a materially adverse impact on the costs or the operations of the Company, inflation does have an effect on the Company's business. Increases in inflation rates may be accompanied by increases in interest rates, which may adversely affect short-term stock prices and, thereby, adversely affect the Company's performance. However, in an inflationary environment other corporate financing activities may become more readily pursued, such as financial advisory services. It is therefore difficult to predict the net impact of inflation on the Company.

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

Management adopted these standards in the year ended September 24, 1999.

In June 1999, The FASB issued SFAS NO. 133 which establishes standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Management adopted these standards in the year ended September 24, 1999.

IMPACT OF THE YEAR 2000 ISSUE

The Company defines a system as Year 2000 compliant if it is capable of correct identification, manipulation and calculation when processing data during the year change from December 31, 1999 to January 1, 2000.

The Company is addressing the Year 2000 issue in the following two phases. During phase one, completed in October 1998, the Company prepared an inventory of all Information Technology ("IT") and non-IT systems, which are critical to operations. The Company tested all of its internal IT systems and concluded that not all systems were compliant under the above definition. The Company has determined the remedies necessary to achieve Year 2000 compliance. The Company finished testing and remediation by November 1999.

In phase two, the Company replaced hardware chips, software and entire components in those systems deemed to be non-compliant. The Company completed phase two in November 1999 for National and in June 1999 for WestAmerica. As required by the NASD, National and WestAmerica completed and filed, in April 1999, Year 2000 readiness reports. Additionally, National was audited by the NASD and completed all recommendations from the NASD audit in November 1999.

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

The Company has determined that material costs and resources will not be required to modify or replace portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999. To date, the Company has spent $160,000 and estimates it will spend less than $200,000 in total regarding the Year 2000 issue.

The Company has developed a contingency plan for unanticipated Year 2000 exposure as part of its overall efforts to ensure that its systems are Year 2000 compliant on a timely basis. National has clearing arrangements with other brokerage firms and if its internal systems incur Year 2000 problems, National will clear its business through these other firms.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, even if the Company's systems and the Company's significant vendors are compliant, the potential impact of the Year 2000 problem on the securities industry as a whole could be material, as virtually every aspect of the sales of securities and processing of transactions could be affected. Due to the size of the problem facing the securities industry and the interdependent nature of the business, the Company may be materially adversely affected by this issue. IMPACT OF THE YEAR 2000 ISSUE (Continued)

The foregoing represents a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short") and net positions as of September 24, 1999:

                              LONG            SHORT             NET

Corporate stocks           $294,000         $134,000        $  160,000 (long)
Stock options              $  4,000         $  5,000        $    1,000 (short)

ITEM 8 - FINANCIAL STATEMENTS

See part IV, Item 14(a)(1) for a list of financial statements filed as part of this Report.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors

Olympic Cascade Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Olympic Cascade Financial Corporation and Subsidiaries as of September 24, 1999 and September 25, 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olympic Cascade Financial Corporation and Subsidiaries as of September 24, 1999 and September 25, 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        /S/Feldman Sherb Horowitz & Co., P.C.
                                           Feldman Sherb Horowitz & Co., P.C.
                                           Certified Public Accountants

New York, New York
November 29, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
    Board of Directors

Olympic Cascade Financial Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Olympic Cascade Financial Corporation and subsidiaries for the year ended September 26, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Olympic Cascade Financial Corporation and subsidiaries for the year ended September 26, 1997, in conformity with generally accepted accounting principles.

                               /s/ Moss Adams LLP

Seattle, Washington
November 14, 1997
                                      F-1A

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                   September 24,   September 25,
                                                                       1999            1998
                                                                   ------------    ------------
                                     ASSETS

CASH, subject to immediate withdrawal ..........................   $    384,000    $    551,000

CASH, CASH EQUIVALENTS AND SECURITIES ..........................     41,416,000      27,348,000

DEPOSITS .......................................................      1,679,000       2,024,000

RECEIVABLES:
     Customers .................................................     38,038,000      39,680,000
     Brokers and dealers .......................................      2,342,000         826,000
     Other .....................................................        976,000         315,000
     Refundable federal income tax .............................           --           654,000

SECURITIES HELD FOR RESALE, at market ..........................        298,000         235,000

FIXED ASSETS, net ..............................................      1,176,000       1,292,000

GOODWILL, net ..................................................         45,000          61,000

OTHER ASSETS ...................................................        343,000         130,000
                                                                   ------------    ------------
                                                                   $ 86,697,000    $ 73,116,000
                                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES:
     Customers .................................................   $ 67,158,000    $ 60,548,000
     Brokers and dealers .......................................      7,581,000       1,714,000

SECURITIES SOLD, BUT NOT YET PURCHASED, at market ..............        139,000          73,000

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
     OTHER LIABILITIES .........................................      3,167,000       2,073,000

REVOLVING CREDIT LINE ..........................................      2,100,000       2,700,000

NOTES PAYABLE ..................................................      1,648,000       1,948,000

CAPITAL LEASES PAYABLE .........................................        865,000       1,112,000
                                                                   ------------    ------------
                                                                     82,658,000      70,168,000
                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 100,000 shares authorized,
        none issued and outstanding ............................           --              --
     Common stock, $.02 par value, 6,000,000 shares authorized,
        1,694,595 and 1,463,007 shares issued and outstanding ..         34,000          29,000
     Additional paid-in capital ................................      6,375,000       5,407,000
     Accumulated Deficit .......................................     (2,370,000)     (2,488,000)
                                                                   ------------    ------------
                                                                      4,039,000       2,948,000
                                                                   ------------    ------------
                                                                   $ 86,697,000    $ 73,116,000
                                                                   ============    ============

                 See notes to consolidated financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    For the Years Ended
                                                                                                   -------------
                                                                                     September 24,  September 25,    September 26,
                                                                                          1999          1998             1997
                                                                                     ------------   ------------    -------------

REVENUES:
     Commissions .................................................................   $ 24,565,000   $ 23,636,000    $ 17,496,000
     Net dealer inventory gains ..................................................      9,057,000      5,512,000       4,782,000
     Underwriting ................................................................      2,459,000     10,726,000      12,837,000
     Interest and dividends ......................................................      5,557,000      4,380,000       3,775,000
     Transfer fees and clearance services ........................................        869,000        735,000         620,000
     Other .......................................................................        823,000        705,000         484,000
                                                                                     ------------   ------------    -------------
                                                                                       43,330,000      45,694,000     39,994,000
                                                                                     ------------   ------------    -------------

EXPENSES:
     Commissions .................................................................     25,735,000     25,045,000      22,017,000
     Employee compensation and related expenses ..................................      4,882,000      8,746,000       6,364,000
     Occupancy and equipment costs ...............................................      2,548,000      3,736,000       2,927,000
     Interest ....................................................................      3,764,000      2,840,000       2,265,000
     Clearance fees ..............................................................      1,773,000      1,565,000         965,000
     Communications ..............................................................      1,133,000      1,922,000       1,499,000
     Taxes, licenses, registration ...............................................        106,000        620,000         874,000
     Professional fees ...........................................................      1,956,000      1,381,000         589,000
     Other operating expenses ....................................................      1,319,000      5,129,000       2,300,000
                                                                                     ------------   ------------    -------------
                                                                                       43,216,000      50,984,000     39,800,000
                                                                                     ------------   ------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES ................................................        114,000     (5,290,000)        194,000

BENEFIT (PROVISION) FOR INCOME TAXES .............................................          4,000        624,000         (93,000)
                                                                                     -----------    ------------    -------------

NET INCOME (LOSS) ................................................................   $    118,000   $ (4,666,000)   $    101,000
                                                                                     ============   ============    =============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Basic .......................................................................   $       0.08   $      (3.12)   $       0.08
                                                                                     ============   ============    =============
     Diluted .....................................................................   $       0.08   $      (3.12)   $       0.07
                                                                                     ============   ============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     Basic .......................................................................      1,563,499      1,496,634       1,195,403
                                                                                     ============   ============    =============
     Diluted .....................................................................      1,563,499      1,496,634       1,425,119
                                                                                     ============   ============    =============





                 See notes to consolidated financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             YEARS ENDED SEPTEMBER 24, 1999, SEPTEMBER 25, 1998 AND
                               SEPTEMBER 26, 1997



                                                               Common Stock          Additional       Retained
                                                       --------------------------      Paid-In        Earnings
                                                          Shares         Amount        Capital        (Deficit)       Total
                                                       -----------    -----------    -----------    -----------    -----------
BALANCE, September 28, 1996 ........................       845,248    $    17,000 $    1,825,000 $      3,474,000  $ 5,316,000
     Exercise of stock options, including
       $78,000 income tax benefit ..................       153,978          3,000        719,000           --          722,000
     Stock dividends ...............................       174,979          4,000      1,041,000     (1,045,000)          --
     Common stock issuance in
       connection with acquisitions ................       270,000          5,000      1,460,000           --        1,465,000
     Net income ....................................          --             --             --          101,000        101,000
                                                       -----------    -----------    -----------    -----------    -----------

BALANCE, September 26, 1997 ........................     1,444,205         29,000      5,045,000      2,530,000      7,604,000

     Exercise of stock options .....................         2,012           --            8,000           --            8,000
     Stock dividends ...............................        72,299          1,000        351,000       (352,000)          --
     Original issue discount .......................          --             --          307,000           --          307,000
     Treasury stock ................................       (55,509)        (1,000)      (304,000)          --         (305,000)
     Net loss ......................................          --             --             --       (4,666,000)    (4,666,000)
                                                       -----------    -----------    -----------    -----------    -----------

BALANCE, September 25, 1998 ........................     1,463,007         29,000      5,407,000     (2,488,000)     2,948,000

     Exercise of stock options .....................        82,613          2,000        297,000           --          299,000
     Exercise of stock warrants ....................         5,000           --           20,000           --           20,000
     Issuance of common stock and warrants
       in lawsuit settlement and payment of expenses       145,000          3,000        618,000           --          621,000
     Options issued to consultants .................          --             --           38,000           --           38,000
     Treasury stock ................................        (1,025)          --           (5,000)          --           (5,000)
     Net income ....................................          --             --             --          118,000        118,000
                                                       -----------    -----------    -----------    -----------    -----------

BALANCE, September 24, 1999 ........................     1,694,595    $    34,000    $ 6,375,000    $(2,370,000)   $ 4,039,000
                                                       ===========    ===========    ===========    ===========    ===========




                 See notes to consolidated financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended
                                                                         --------------------------------------------
                                                                         September 24,   September 25,  September 26,
                                                                              1999           1998            1997
                                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................................   $    118,000    $ (4,666,000)   $    101,000
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities
     Depreciation and amortization ...................................        408,000         716,000         498,000
     Issuance of common stock in lawsuit settlement ..................        501,000               -               -
     Issuance of common stock in payment of expenses .................        120,000               -               -
     Compensation related to issuance of stock options ...............         38,000               -               -
     Loss (gain) on sale of subsidiaries .............................         (5,000)      1,114,000               -
     Loss on disposal of fixed assets ................................              -               -           2,000
     Deferred income tax benefit .....................................         (2,000)          6,000         (45,000)
     Gain on foreign currency translation ............................              -               -         (43,000)
     Changes in assets and liabilities:
         Decrease (increase) in cash, cash equivalents and securities     (14,068,000)      3,586,000       2,071,000
         Decrease (increase) in deposits .............................        345,000        (732,000)       (515,000)
         Increase in receivables .....................................       (535,000)    (16,379,000)     (6,900,000)
         Decrease (increase) in federal income tax receivable ........        654,000         (57,000)       (948,000)
         Decrease (increase) securities held for resale ..............        (63,000)      1,831,000       1,350,000
         Increase in other assets ....................................       (211,000)       (413,000)       (439,000)
         Increase in payables ........................................     12,477,000      11,682,000       2,105,000
         Increase (decrease) in securities sold, but not yet purchased         66,000        (974,000)       (290,000)
         Increase (decrease) in accounts payable, accrued expenses
             and other liabilities ...................................      1,195,000        (320,000)      1,181,000
                                                                         ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................      1,038,000      (4,606,000)     (1,872,000)
                                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets ........................................       (276,000)       (371,000)     (1,313,000)
     Sale of fixed assets ............................................             -          124,000               -
     Purchase of goodwill ............................................             -             --           (83,000)
     Proceeds from sale of subsidiary ................................             -          500,000              -
                                                                         ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................       (276,000)        253,000      (1,396,000)
                                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock ........................................              -               -         724,000
     Exercise of stock options .......................................        319,000           8,000         644,000
     Borrowings (repayments) on line of credit .......................       (600,000)      2,700,000               -
     Proceeds from notes payable .....................................              -       1,925,000       1,805,000
     Payments on capital lease .......................................       (348,000)       (108,000)              -
     Payments on notes payable .......................................       (300,000)       (600,000)     (1,653,000)
                                                                         ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................       (929,000)      3,925,000       1,520,000
                                                                         ------------    ------------    ------------
DECREASE IN CASH .....................................................       (167,000)       (428,000)     (1,748,000)

CASH, beginning of year ..............................................        551,000         979,000       2,727,000
                                                                         ------------    ------------    ------------
CASH, end of year ....................................................   $    384,000    $    551,000    $    979,000
                                                                         ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for:
         Interest ....................................................   $  3,727,000    $  2,783,000    $  2,265,000
                                                                         ============    ============    ============
         Income taxes ................................................   $          -    $          -    $  1,117,000
                                                                         ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES
         Tax effect of common stock issued and stock options
             exercised ...............................................   $          -    $          -    $     78,000
                                                                         ============    ============    ============
         Warrants issued as a discount on notes payable ..............   $          -    $    307,000    $          -
                                                                         ============    ============    ============
         Redemption and retirement of capital stock ..................   $      5,000    $    305,000    $          -
                                                                         ============    ============    ============
         Assets under capital lease ..................................   $          -    $  1,180,000    $          -
                                                                         ============    ============    ============
     Acquisitions of subsidiaries:
         Fair value of assets acquired ...............................              -               -       1,596,000
         Liabilities assumed .........................................              -               -         855,000
                                                                         -----------    ------------    ------------
         Common stock issued .........................................   $          -    $          -    $    741,000
                                                                         ============    ============    ============

                 See notes to consolidatd financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 24, 1999, SEPTEMBER 25, 1998 AND SEPTEMBER 27, 1997

1.      ORGANIZATION:

OLYMPIC CASCADE FINANCIAL CORPORATION ("OLYMPIC" OR THE "COMPANY") is a diversified financial services organization, operating through its two wholly owned subsidiaries, National Securities Corporation ("National") and WestAmerica Investment Group ("WestAmerica"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies through institutional research and sales and investment banking services for both public offerings and private placements, and also provides retail brokerage and trade clearance operations.

During the year ended September 25, 1998, the Company sold its interests in both L.H. Friend, Weinress, Frankson & Persson, Inc. ("Friend") and Travis Capital, Inc. ("Travis").

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

G. INCOME TAXES - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax asset will not be realized.

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

I. EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per common share is based upon the net income (loss) for the year divided by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method. All shares used in the basic and diluted calculations have been restated to show the effect of the stock dividends as described in Note 14.

J. IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 24, 1999 the Company believes that there has been no impairment of its long-lived assets.

K. STOCK BASED COMPENSATION - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation" the Company has adopted the pro forma disclosure requirements of Statement No. 123.

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

In June 1997, the Company acquired all of the outstanding stock of WestAmerica, a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services. WestAmerica was acquired for $443,000 in cash and an agreement that provides for the payment of bonus compensation to certain brokers. The Company recorded this transaction under the purchase method of accounting and recorded goodwill of $83,000 for the purchase price and direct costs in excess of the net fair value of the assets acquired.

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

Effective January 1, 1998, the Company sold its investment in Travis to Travis & Company in exchange for a note receivable of $281,000 which is included in other assets. The Company wrote off unamortized goodwill of $40,000, recorded a gain of approximately $97,000 and subsequent to the sale recorded a corresponding allowance on the note receivable of $216,000. Under the terms of the note, the Company collected approximately $66,000, through September 24, 1999 and received 1,025 shares of the Company's common stock.

The operating results of these acquired companies are included in the consolidated statement of operations from their respective acquisition dates through their dates of disposition. Goodwill resulting from the WestAmerica acquisition is being amortized over five years.

4.       CASH, CASH EQUIVALENTS AND SECURITIES

Cash, cash equivalents, and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:

                                                          September 24,                    September 25,
                                                              1999                             1998
                                                     -----------------------           ---------------------
United States Government
obligations                                     $                 40,521,000         $            24,547,000
Reverse repurchase agreements                                              -                       2,530,000
Cash                                                                 895,000                         271,000
                                                     -----------------------           ---------------------
                                                $                 41,416,000         $            27,348,000
                                                     =======================           =====================

The United States Government obligations mature at various dates through June 2028 and are stated at current market values. The reverse repurchase agreements are carried at cost, which approximates market value. The Company purchases these obligations at fixed, variable and adjustable interest rates in order to reduce exposure to interest rate changes.

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

Included in amounts payable to customers are balances in accounts of officers and directors totaling $109,000 at September 24, 1999 and $466,000 at September 25, 1998 respectively.

  6.      BROKER-DEALER RECEIVABLES AND PAYABLES

Amounts receivable from and payable to brokers and dealers include:

                                                         September 24,                    September 25,
                                                              1999                             1998

                                                     ----------------------           ----------------------
Due from clearing organization                 $                  1,231,000        $                 314,000
Deposits paid for securities borrowed                               720,000                           99,000
borrowed
borrowed

borrowed

Commissions receivable                                              327,000                          278,000
Interest and dividends                                                5,000                                -
Securities failed to deliver                                         59,000                          135,000
                                                     ----------------------           ----------------------
          Total receivable                     $                  2,342,000        $                 826,000
                                                     ======================           ======================

Due to clearing organization                   $                  6,819,000        $               1,345,000
Securities failed to receive                                        762,000                   369,000
                                                     ----------------------
           Total payable                       $                  7,581,000        $               1,714,000
                                                     ======================           ======================

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

7.      SECURITIES HELD FOR RESALE

Securities held for resale and securities sold, but not yet purchased consist of the following:

                                 September 24, 1999                               September 25, 1998
                      -------------------------------------            ------------------------------------
                          Securities             Sold , But                   Securities             Sold, But
                           Held For               Not Yet                      Held For               Not Yet
                            Resale               Purchased                      Resale               Purchased
                       -----------------      ----------------             ----------------      -----------------
Corporate
stocks             $             294,000    $          134,000          $           230,000    $            46,000
U.S.
Government
obligations                            -                     -                            -                 27,000
Corporate
obligations                            -                     -                        5,000                      -
Stock
options                            4,000                 5,000                            -                      -
                       -----------------      ----------------             ----------------      -----------------
                   $             298,000    $          139,000          $           235,000    $            73,000
                       =================      ================             ================      =================

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

8.      FIXED ASSETS

Fixed assets, at cost, consist of the following:

                                                    September 24,                  September 25,
                                                         1999                           1998

                                                 --------------------          ----------------------
Office machines                             $                 320,000        $                274,000
Furniture and fixtures                                        561,000                         679,000
Electronic equipment                                          383,000                         916,000
Leasehold improvements                                        935,000                          55,000
Assets under capital leases                                 1,180,000                       1,180,000
                                                 --------------------          ----------------------
                                                            3,379,000                       3,104,000
Less accumulated depreciation and

amortization                                                2,203,000                       1,812,000
                                                 --------------------          ----------------------
                                            $               1,176,000        $              1,292,000
                                                 ====================          ======================

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

The following is a schedule of assets under capital leases:

Office machines                                               $                180,000
Furniture and fixtures                                                         512,000
Electronic equipment                                                           352,000
Leasehold improvements                                                         136,000
                                                                   -------------------
                                                                             1,180,000

Less accumulated depreciation and amortization                                 368,000

                                                                   -------------------
                                                              $                812,000
                                                                   ===================

The following is a schedule by years of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of September 24, 1999:

    Fiscal year ended

                      2000                                 $             340,000
                      2001                                               340,000
                      2002                                               357,000
Total minimum lease payments                                           1,037,000
Less: Amount representing taxes                                           62,000
                                                                ----------------
Net minimum lease payments                                               975,000
Less amount representing interest                                        110,000
                                                                ----------------
Present value of net minimum lease payments                $             865,000
                                                                ================


9.      LINE OF CREDIT

National has an unsecured line of credit of up to $3,000,000. The line is subject to renewal in January 2000. Borrowings bear interest at the bank's prime rate which is approximately 8.50% at September 24, 1999. Interest is payable monthly. At September 24, 1999, the Company has $2,100,000 in outstanding borrowings on the line of credit.

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

       The following is a schedule by years of debt maturity as of September 24, 1999:

Fiscal year ended

2001                                              $               802,000
2002                                                              963,000
2003                                                              160,000
                                                                1,925,000

Less: discount on notes                                         (277,000)

                                                       ------------------
                                                  $             1,648,000
                                                       ==================


11.    FEDERAL INCOME TAX

The income tax benefit (provision) consists of:

                                                           For the Years Ended
                             -------------------------------------------------------------------------------
                                  September 24,                September 25,               September 26,
                                      1999                          1998                       1997
                             -----------------------       ----------------------      ---------------------
Current federal
   income tax           $                      8,000     $                626,000    $               (56,000)
Deferred federal
   income tax                                      -                       (2,000)                    45,000
Current state
   income tax                                 (4,000)                           -                    (82,000)
                             -----------------------       ----------------------      ---------------------
                        $                      4,000     $                624,000    $               (93,000)
                             =======================       ======================      =====================


The income tax benefit (provision) varies from the federal statutory rate as follows:

                                   September 24,               September 25,               September 26,
                                       1999                        1998                        1997
                               ---------------------       ---------------------       ---------------------
Statutory federal
rate                        $                (39,000)    $             1,852,000     $               (66,000)
State income
taxes, net of
federal income
tax benefit                                   (4,000)                          -                     (54,000)
Losses for
which no benefit
is provided                                        -                  (1,230,000)                          -
Tax benefit of
net operating
losses                                        47,000                           -                           -
Other                                              -                       2,000                      27,000
                               ---------------------       ---------------------       ---------------------
                       $                       4,000     $               624,000     $               (93,000)
                               =====================       =====================       =====================

The Company has net operating loss (NOL) carryforwards for Federal income tax purposes of approximately $1,700,000, substantially all of which expires in 2018.

Significant components of the Company's deferred tax assets are as follows at September 24, 1999, September 25, 1998 and September 26, 1997:

                                                   1999                   1998                   1997
                                            ------------------      -----------------       --------------
Net Operating losses                 $                 578,000 $            1,017,000  $            34,000
Other                                                  125,000                 41,000               11,000
                                            ------------------      -----------------       --------------
Total                                                  703,000              1,058,000               45,000
Valuation allowance                                  (662,000)            (1,017,000)                    -
   Total deferred tax asset          $                  41,000   $             41,000    $          45,000
                                            ==================      =================       ==============





    12.    COMMITMENTS

             EMPLOYMENT AGREEMENTS - During fiscal 1999 the Company entered into employment agreements with five executive officers. Four of such agreements are for a term of three years expiring in June 2002 at an annual salary aggregating $960,000. The agreements provide for payment of one year's salary upon severance of employment by the Company and of two years salary if the Company or executive elects to terminate employment after the occurrence of a change in control of the Company, as defined. The other agreement is for a term of four years expiring in June 2003 at an annual salary of $350,000 plus incentive compensation, as defined, not to exceed $50,000. Such agreement provides for the same compensation terms in the event of termination of employment.

             LEASES - As of September 24, 1999, the Company is committed under operating leases for future minimum lease payments as follows:

       FISCAL YEAR ENDING

             2000                                                    $ 1,418,000
             2001                                                      1,605,000
             2002                                                      1,325,000
             2003                                                      1,109,000
             THEREAFTER                                                  911,000
                                                                 ---------------
                                                                    $  6,368,000

           Rental expense for operating leases for the years ended September 24, 1999, September 25, 1998, and September 26, 1997 was $933,000,
           $1,661,000 and $1,113,000, respectively.

           UNDERWRITINGS - During fiscal 1999, the Company participated in underwriting securities for private placements, initial and secondary public offerings. At September 24, 1999, the Company has no outstanding commitments relating to underwriting transactions.

13.    CONTINGENCIES

           In May 1997, a minority stockholder of Olympic commenced a lawsuit alleging that the Company breached its fiduciary duties to the plaintiff and that the proxy statement by which the Company and Olympic effected their merger was materially false and misleading. In June 1999, the litigation was settled whereby the plaintiff received 25,000 shares of common stock of Olympic, and a warrant to purchase 50,000 shares of Olympic common stock at $4.00 per share. The warrant expires on May 25, 2004.

           In June  1997,  a Trust and three  individuals,  commenced  a lawsuit against Olympic and National, the action against Olympic was subsequently dismissed. The plaintiffs alleged the defendants'
           failure to purchase securities from them constitutes, among other things, breach of contract, securities rule violations and fraud. In February 1999, the District Court dismissed plaintiffs' claims against National Securities in their entirety and granted National Securities motion for summary judgement. A final judgement was issued by the court in April 1999. The plaintiffs filed a notice of appeal in May 1999.

           In September 1997, a corporation commenced a lawsuit against the Company alleging breach of contract on an alleged promise to raise capital for the plaintiff through an initial public offering of stock. In February 1999, the litigation was settled whereby the plaintiff received 40,000 shares of common stock of Olympic.

           In October 1998, a corporation commenced a lawsuit against the Company relating to the unsuccessful effort to complete an initial public offering of the plaintiff's stock. In June 1999, the litigation was settled whereby the plaintiff received 50,000 shares of common stock of Olympic, a warrant to purchase 20,000 shares of Olympic common stock at $4.00 per share, and cash payments totaling $75,000. The warrant expires on June 3, 2004.

           The Company has been named together with others as a defendant in several class action lawsuits filed against an unrelated third party in 1999. The Company has not yet been served in any of these actions

           The  Company  is  a  defendant  in  various  other  arbitrations  and administrative proceedings, lawsuits and claims which in the aggregate seek general and punitive damages approximating $1,600,000. These matters arise out of the normal course of business.

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

           The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Had compensation cost for the Company's stock option plans been determined base upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $705,000, or $.45 per share in 1999, $761,000, or $0.51 per share in 1998, $779,000, or $0.54 per share in 1997. The fair value of the options granted during 1999, 1998, and 1997 is estimated as $946,000, $1,153,000, and $960,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              1999                   1998                  1997
                                        -----------------      ----------------      ----------------
Volatility                                        144.00%                63.87%                63.39%
Risk-free interest rate                             5.00%                 6.17%                 6.31%
Expected life                                     5 years               5 years               5 years

         A summary of the status of the Company's stock options is presented below:

                                                                                                      Weighted
                                                                                                       Average
                                                                                                        Price
                                                                                                         Per
                                    Authorized              Granted              Available              Share
                                ------------------      ----------------      ---------------       -------------
Balance,

September 27, 1996                         807,357               639,068              168,289  $             3.60
  Creation of new plan                     538,126                     -              538,126                   -
  Granted                                        -               303,739             (303,739) $             5.79
  Exercised                               (161,677)             (161,677)                   -  $             3.41
                                ------------------      ----------------      ---------------
Balance,

September 26, 1997                       1,183,806               781,130              402,676  $             4.88
  Granted                                        -               148,500             (148,500)
  Exercised                                 (2,012)               (2,012)                   -  $             3.73
  Forfeitures                             (161,640)             (161,340)                   -
                                ------------------      ----------------      ---------------
Balance,

September 25, 1998                       1,020,454               766,278              254,176  $             4.84
 Creation of new plan                      500,000                     -              500,000
  Granted                                        -               425,500             (425,500)
  Exercised                                (82,613)              (82,613)                   -  $             3.62
  Forfeitures                              (40,643)              (40,643)                   -  $                -
                                ------------------      ----------------      ---------------
Balance,

September 24, 1999                       1,397,198             1,068,522              328,676  $             4.65
                                ==================      ================      ===============

           The following table summarizes information about stock options outstanding at September 24, 1999:

                 Options Outstanding                              Options Exercisable
-----------------------------------------------------      ----------------------------------
                                                 WEIGHTED              WEIGHTED                                   WEIGHTED
    RANGE OF                                      AVERAGE               AVERAGE                                    AVERAGE
    EXERCISE                NUMBER               REMAINING             EXERCISE              NUMBER               EXERCISE
     PRICES               OUTSTANDING           CONT. LIFE              PRICES            EXERCISABLE              PRICES
-----------------      -----------------      ---------------        -------------      ----------------        -------------
$3.39-3.73                       290,214           1.96           $      3.58                    290,214     $      3.58
$4.00-4.69                       476,038           4.24           $      4.37                    246,904     $      4.15
$5.36-5.64                       163,356           2.91           $      5.29                    159,497     $      5.42
$7.12                            138,914           2.38           $      7.12                    138,914     $      7.12
                       -----------------                                                ----------------
                               1,068,522                                                         835,529
                       =================                                                ================

           STOCK WARRANTS - During 1997, the Company issued 33,075 stock warrants with an exercise price of $4.76 per share expiring five years from the award date to the lender. The warrants were valued at $20,000, net of tax benefit, which has been recorded as a discount on the note payable. Such note was paid in 1998 and, accordingly, the discount was amortized to operations.

           In addition, stock warrants were issued in conjunction with notes issued by the Company in November 1997 and January 1998 (see Note
           10). In 1999 the Company issued stock warrants in conjunction with lawsuit settlements (see Note 13).

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

15.        NET CAPITAL REQUIREMENTS

           National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At September 24, 1999, National's net capital exceeded the requirement by $2,525,000.

           WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that each company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At September 24, 1999, WestAmerica's net capital exceeded the requirement by $94,000.

           Advances, dividend payments and other equity withdrawals from National or WestAmerica are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to the Company.

16.        EMPLOYEE BENEFITS

           THE Company's subsidiaries have defined 401(k) profit sharing plans which cover substantially all of their employees. Under the terms of the plans, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to their respective plans. Each company's annual contributions are made at the discretion of the respective Board of Directors. During the fiscal years September 24, 1999 and September 25, 1998, the Company made no such contributions. During fiscal year September 26, 1997, the Company charged $53,000 to operations in connection with the plans.

17.        FINANCIAL INFORMATION - OLYMPIC CASCADE FINANCIAL CORPORATION

           Olympic was formed on February 6, 1997. The following Olympic (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS


                                                           September 24, September 25,
                                                                1999         1998
                                                             ----------   ----------
Cash, subject to immediate withdrawal .................... $     15,000 $      8,000
Receivable from subsidiaries .............................      197,000       14,000
Other receivables ........................................       50,000       53,000
Capital leases ...........................................      812,000    1,078,000
Investment in subsidiaries ...............................    5,757,000    5,355,000
Other assets .............................................       87,000       30,000
                                                             ----------   ----------
                                                           $  6,918,000 $  6,538,000
                                                             ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable, accrued expenses and other liabilities . $    110,000 $    271,000
Payable to subsidiaries ..................................      256,000      259,000
Capital lease payable ....................................      865,000    1,112,000
Note payable .............................................    1,648,000    1,948,000
                                                             ----------   ----------
                                                              2,879,000    3,590,000
                                                             ----------   ----------
Stockholders' equity .....................................    4,039,000    2,948,000
                                                             ----------   ----------
                                                           $  6,918,000 $  6,538,000
                                                             ==========   ==========


                      OLYMPIC CASCADE FINANCIAL CORPORATION

                            STATEMENTS OF OPERATIONS




                                                                                                                  Period from
                                                                                                                February 6, 1997
                                                        Fiscal Year Ended           Fiscal Year Ended            (Inception) to
                                                        September 24, 1999          September 25, 1998         September 26, 1997
                                                     -------------------------   -------------------------   -----------------------

Operating expenses                                $                   624,000    $              2,609,000    $              696,000
Other income (expenses)
         Gain on foreign currency translation                               -                           -                    43,000
         Interest and other income                                     20,000                     151,000                         -
         Gain (loss) on investment in subsidiaries                    717,000                  (1,094,000)                 (159,000)
         Gain (loss) on sale of investments                             5,000                  (1,114,000)                        -
                                                     -------------------------   -------------------------   -----------------------
Net income (loss) before income tax                                   118,000                  (4,666,000)                 (812,000)
                                                     -------------------------   -------------------------   -----------------------

Income tax benefit                                                          -                           -                   270,000
                                                     -------------------------   -------------------------   -----------------------
                                                  $                   118,000    $              (4,666,000)  $             (542,000)
                                                     =========================   =========================   =======================

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                         Additional
                                                               Common Stock               Paid-In       Accumulated
                                                           Shares          Amount         Capital        Deficit           Total
                                                       ------------    ------------    ------------    ------------    ------------
FORMATION, February 6, 1997 ........................           --      $       --      $       --      $       --      $          0
     Common Stock issued in
     connection with acquisitions ..................      1,203,930          24,000       7,648,000            --         7,672,000
     Exercise of stock options, including
     $25,000 income tax benefit ....................        109,175           2,000         472,000            --           474,000
     Stock dividends ...............................        131,100           3,000         701,000        (704,000)              0
     Net loss ......................................           --              --              --          (542,000)       (542,000)
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, September 26, 1997 ........................      1,444,205          29,000       8,821,000      (1,246,000)      7,604,000
                                                       ------------    ------------    ------------    ------------    ------------

     Exercise of stock options, including
                    income tax benefit .............          2,012            --             8,000            --             8,000
     Stock dividends ...............................         72,299           1,000         351,000        (352,000)              0
     Stock redemption ..............................        (55,509)         (1,000)       (304,000)           --          (305,000)
     Original discount on notes payable ............           --              --           307,000            --           307,000
     Net loss ......................................           --              --              --        (4,666,000)     (4,666,000)
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, September 25, 1998 ........................      1,463,007          29,000       9,183,000      (6,264,000)      2,948,000
                                                       ------------    ------------    ------------    ------------    ------------

     Exercise stock options ........................         82,613           2,000         297,000               0         299,000
     Exercise stock warrants .......................          5,000               0          20,000               0          20,000
     Treasury stock ................................         (1,025)              0          (5,000)              0          (5,000)
     Issuance of common stock in legal settlements
        and payment of services ....................        145,000           3,000         498,000               0         501,000
     Warrants issued in conjunction with legal settlements     --                 0         120,000               0         120,000
     Options issued to consultants .................           --                 0          38,000               0          38,000
     Net income ....................................           --                 0               0         118,000         118,000
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, September 24, 1999 ........................      1,694,595    $     34,000    $ 10,151,000    $ (6,146,000)   $  4,039,000
                                                       ============    ============    ============    ============    ============


* Additional paid-in capital and retained earnings for the parent company differ from consolidated amounts due to accounting for the merger with National using the pooling of interests method in the consolidated financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                   Period from
                                                                                                 February 6, 1997
                                                              For Year Ended    For Year Ended   (Inception) to
                                                               September 24,     September 25,    September 26,
                                                                   1999              1998              1997
                                                                -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss) ....................................   $   118,000       $(4,666,000)    $  (542,000)
       Adjustments to reconcile net income (loss) to net cash
            provided by (used in) from operating activities
            Gain on foreign currency translation ............          --                  --         (43,000)
            Loss on investment in subsidiaries ..............       232,000          1,094,000        159,000
            Gain (loss) on sale of subsidiaries .............        (5,000)         1,114,000            --
            Issuance of common stock in lawsuit settlement ..       501,000                --             --
            Issuance of common stock in payment of expenses .       120,000                --             --
            Compensation related to issuance of stock options        38,000                --             --
            Depreciation and amortization ...................       285,000             169,000           --
            Changes in assets and liabilities ...............      (720,000)          1,196,000        632,000
                                                                -----------         -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .........       569,000          (1,093,000)       206,000
                                                                -----------         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of subsidiaries .....................          --                   --        (443,000)
            Capital contributions to subsidiaries ...........      (233,000)          (135,000)     (1,177,000)
                                                                -----------         -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES .......................      (233,000)          (135,000)     (1,620,000)
                                                                -----------         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
            Exercise of stock options .......................       319,000              8,000         474,000
            Proceeds from notes payable .....................          --            1,925,000       1,805,000
            Payments on capital lease .......................      (348,000)          (108,000)           --
            Payments on note payable ........................      (300,000)          (600,000)       (854,000)
                                                                 -----------        -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .........      (329,000)         1,225,000       1,425,000
                                                                 -----------        -----------     -----------

NET INCREASE (DECREASE) IN CASH .............................         7,000             (3,000)         11,000

CASH BALANCE
            Beginning of year ...............................         8,000             11,000            --
                                                                 -----------        -----------    -----------
            End of year .....................................   $    15,000        $     8,000    $     11,000
                                                                 ===========        ===========    ===========


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

During the Registrant's fiscal years ended September 26, 1997 and September 27, 1996 and through August 26, 1998 there were no reportable events.

The Registrant engaged Feldman Sherb Horowitz & Co., P.C. as its independent accountant as of August 31, 1998. During the Registrant's two most recent fiscal years, and through August 31, 1998, the Registrant did not consult with Feldman Sherb Horowitz & Co., P.C. as to either the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements and the Registrant did not consult with Feldman Sherb Horowitz & Co., P.C. as to any matter that was either the subject of a disagreement or reportable event.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item will be included in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be included in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company's 2000 Proxy Statement and is incorporated herein by reference.

 ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements are included in Part II Item 8:

1.     FINANCIAL STATEMENTS

Independent Auditors' Report
Consolidated Financial Statements
Statements of Financial Condition, September 24, 1999 and September 25, 1998 Statements of Operations, Years Ended September 24, 1999, September 25, 1998 and
     September 26, 1997
Statements of Changes in  Stockholders'  Equity, Years ended September 24, 1999,
     September 25, 1998 and September 26, 1997
Statements of Cash Flows, Years ended September 24, 1999, September 25, 1998 and
     September 26, 1997
Notes to Consolidated Financial Statements

2.     FINANCIAL STATEMENT SCHEDULES

Schedules not listed above have been omitted because they are not applicable or have been included in footnotes to the consolidated financial statements.

(B)      REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the fourth quarter ended September 24, 1999.

(C)      EXHIBITS

         See Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC CASCADE FINANCIAL CORPORATION

(Registrant)

DATE:    DECEMBER 20, 1999         BY:   /S/STEVEN A. ROTHSTEIN
      ------------------------     --------------------------------------------
                                   Steven A. Rothstein, Chairman,
                                   Chief Executive Officer and President

DATE:    DECEMBER 20, 1999         BY:    /S/ROBERT H. DASKAL
      ------------------------     --------------------------------------------
                                   Robert H. Daskal, Senior Vice President,
                                   Chief Financial Officer, Treasurer and
                                   Secretary

DATE:    DECEMBER 20, 1999         BY: /S/DAVID M. WILLIAMS
     ------------------------      --------------------------------------------
                                   David M. Williams
                                   Chief Accounting Officer and
                                   Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:    DECEMBER 20, 1999         BY:    /S/STEVEN A. ROTHSTEIN
      ------------------------     --------------------------------------------
                                   Steven A. Rothstein, Chairman,
                                   Chief Executive Officer and President

DATE:    DECEMBER 20, 1999         BY:    /S/GARY A. ROSENBERG
      ------------------------     --------------------------------------------
                                   Gary A. Rosenberg, Director

DATE:    DECEMBER 20, 1999         BY:    /S/JAMES C. HOLCOMB, JR.
      ------------------------     --------------------------------------------
                                   James C. Holcomb, Jr., Director

DATE:    DECEMBER 20, 1999         BY:    /S/D.S. PATEL
      -------------------------    --------------------------------------------
                                   D.S. Patel, Director

                                  EXHIBIT INDEX

      3.1 Certificate of Incorporation, previously filed on Form S-4 in November 1996 and hereby incorporated by reference.

      3.2 The Company's Bylaws, previously filed on Form S-4 in November 1996 and hereby incorporated by reference.

     10.1      Office  lease,  Chicago,  Illinois,  previously  filed as Exhibit
               10.27 to Form 10-K in December 1996 and hereby incorporated by reference.

     10.2      Office lease,  Spokane  Washington,  previously  filed as Exhibit
               10.28 to Form 10-K in December 1996 and hereby incorporated by reference.

     10.3      Amended  office lease,  Chicago,  Illinois,  previously  filed as
               Exhibit   10.29  to  Form  10-K  in  December   1996  and  hereby
               incorporated by reference.

     10.4      Purchase  agreement  between   shareholders  of  Friend  and  the
               Company, previously filed as Exhibit 10.30 to Form 10-K in December 1997 and hereby incorporated by reference.


     10.5 Purchase agreement between shareholders of WestAmerica and the Company, previously filed as Exhibit 10.31 to Form 10-K in December 1997 and hereby incorporated by reference.


     10.6      Purchase  agreement  between   shareholders  of  Travis  and  the
               Company, previously filed as Exhibit 10.32 to Form 10-K in December 1997 and hereby incorporated by reference.

     10.7 Borrowing agreement between Seattle-First National Bank and the Company, previously filed as Exhibit 10.33 to Form 10-K in December 1998 and hereby incorporated by reference.

     10.8 Note payable agreement, previously filed as Exhibit 10.34 to Form 10-K in December 1998 and hereby incorporated by reference.

     10.9 Note payable agreement, previously filed as Exhibit 10.35 to Form 10-K in December 1998 and hereby incorporated by reference.

    10.10 Note payable agreement, previously filed as Exhibit 10.36 to Form 10-K in December 1998 and hereby incorporated by reference.

    10.11 Sales agreement between Friend and the Company, previously filed as Exhibit 10.37 to Form 10-K in December 1998 and hereby incorporated by reference.

    10.12 1996 Stock Option Plan, previously filed as Exhibit 4.1 on Form S-8 in February 1999 and hereby incorporated by reference.

    10.13 1997 Stock Option Plan, previously filed as Exhibit 4.2 on Form S-8 in February 1999 and hereby incorporated by reference.

    10.14 1999 Stock Option Plan, previously filed as Exhibit 4.3 on Form S-8 in February 1999 and hereby incorporated by reference.

    10.15*     Employment contract dated July 1999.

    10.16*     Employment contract dated July 1999.

    10.17*     Employment contract dated July 1999.

    10.18*     Employment contract dated July 1999.

    10.19*     Employment contract dated July 1999.

    10.20      Office lease, Seattle, Washington.


    11.        Computation of Earnings per Share.

    16.1 Change in Certifying Accountant, previously filed on Form 8-K in August 1998 and hereby incorporated by reference.

    21.        Subsidiaries of Registrant.


    23.1 Consent of Feldman Sherb Erhlich & Co., P.C., previously filed on Form S-8 in February 1999 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.


    23.2 Consent of Moss Adams LLP, previously filed on Form S-8 in February 1999 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.

    23.3 Consent of Camhy Karlinsky & Stein LLP, previously filed on Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.

    24. Power of Attorney, previously filed on Forms S-3 in May 1999 and June 1999.

    27.        Financial Data Schedule.

    *Compensatory agreements