Form 10-Q
period 1999-12-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2000-02-10
CIK 1023844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1999        Commission File Number 001-12629

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                     (Exact name of registrant as specified)


         DELAWARE                                                36-4128138
-------------------------                                   -------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


            875 North Michigan Avenue, Suite 1560, Chicago, IL 60611
            --------------------------------------------------------
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

                                    Yes X  No
                                       ---

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at February 7, 2000 was 1,905,725.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                    December 31,       September 24,
                                                                                       1999                 1999
                                                                                    (unaudited)          (audited)
                                                                                    ------------       -------------
CASH, subject to immediate withdrawal                                                $  2,178,000      $    384,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                  44,624,000        41,416,000
DEPOSITS                                                                                2,859,000         1,679,000
RECEIVABLES
            Customers                                                                  44,419,000        38,038,000
            Brokers and dealers                                                         2,482,000         2,342,000
            Other                                                                         434,000           976,000
SECURITIES HELD FOR RESALE, at market                                                     336,000           298,000
FIXED ASSETS, net                                                                       1,146,000         1,176,000
GOODWILL, net                                                                              40,000            45,000
OTHER ASSETS                                                                              699,000           343,000
                                                                                     ------------      ------------
                                                                                     $ 99,217,000      $ 86,697,000
                                                                                     ============      ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES
            Customers                                                                $ 80,333,000      $ 67,158,000
            Brokers and dealers                                                         7,143,000         7,581,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                         210,000           139,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                4,217,000         3,167,000
REVOLVING CREDIT LINE                                                                     200,000         2,100,000
NOTES PAYABLE                                                                           1,648,000         1,648,000
CAPITAL LEASE PAYABLE                                                                     779,000           865,000
                                                                                     ------------      ------------
                                                                                       94,530,000        82,658,000
                                                                                     ------------      ------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
            Preferred stock, $.01 par value, 100,000 shares authorized,
               none issued and outstanding                                                   --                --
            Common stock, $.02 par value, 6,000,000 shares authorized, 1,756,725
              and 1,694,595 shares issued and outstanding, respectively                    35,000            34,000
            Additional paid-in capital                                                  6,619,000         6,375,000
            Accumulated deficit                                                        (1,967,000)       (2,370,000)
                                                                                     ------------      ------------
                                                                                        4,687,000         4,039,000
                                                                                     ------------      ------------
                                                                                     $ 99,217,000      $ 86,697,000
                                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      --------Quarter Ended--------
                                                      December 31,     December 31,
                                                         1999             1998
                                                      ------------    ------------
REVENUES:
Commissions                                           $ 9,382,000     $ 5,636,000
Net dealer inventory gains                              1,782,000         466,000
Interest                                                1,661,000       1,169,000
Transfer fees                                             292,000         212,000
Underwriting                                            1,216,000         564,000
Other                                                     138,000         114,000
                                                      -----------     -----------

TOTAL REVENUES                                         14,471,000       8,161,000
                                                      -----------     -----------

EXPENSES:
Commissions                                             8,528,000       4,587,000
Salaries                                                1,606,000         958,000
Clearing fees                                             622,000         325,000
Communications                                            326,000         279,000
Occupancy costs                                           716,000         657,000
Interest                                                  953,000         824,000
Professional fees                                         506,000         379,000
Taxes, licenses, registration                             208,000         113,000
Other                                                     601,000         297,000
                                                      -----------     -----------

TOTAL EXPENSES                                         14,066,000       8,419,000
                                                      -----------     -----------

Income (loss) from operations before income taxes         405,000        (258,000)
Provision for income taxes                                   --            (3,000)
                                                      -----------     -----------

NET INCOME (LOSS)                                     $   405,000     $  (261,000)
                                                      ===========     ============

EARNINGS (LOSS) PER COMMON SHARE
              Basic Earnings (loss) Per Share         $      0.24     $     (0.18)
                                                      ===========     ============
              Diluted Earnings (loss) Per Share       $      0.23     $     (0.18)
                                                      ===========     ============

   The accompanying notes are an integral part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 --------Quarter Ended-----------
                                                                  December 31,      December 31,
                                                                     1999              1998
                                                                  ------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                              $    405,000      $   (261,000)
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities
            Depreciation and amortization                               47,000           100,000
            Compensation related to issuance of stock options           20,000
   Changes in assets and liabilities
            Cash, cash equivalents and securities                   (3,208,000)      (19,512,000)
            Deposits                                                (1,180,000)       (4,356,000)
            Receivables                                             (5,979,000)       13,008,000
            Securities held for resale                                 (38,000)         (475,000)
            Other assets                                              (356,000)         (163,000)
            Payables                                                13,785,000        11,049,000
            Securities sold, but not yet purchased                      71,000           435,000
                                                                  ------------      ------------
                                                                     3,567,000          (175,000)
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of fixed assets                                   (12,000)           (2,000)
                                                                  ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES
            Borrowings on line of credit                            (1,900,000)          300,000
            Payments on capital lease                                  (85,000)          (84,000)
            Payments on notes payable                                     --            (225,000)
            Exercise of stock options and warrants                     224,000              --
                                                                  ------------      ------------
                                                                    (1,761,000)           (9,000)
                                                                  ------------      ------------

INCREASE (DECREASE) IN CASH                                          1,794,000          (186,000)

CASH BALANCE
            Beginning of the period                                    384,000           551,000
                                                                  ------------      ------------

            End of the period                                     $  2,178,000      $    365,000
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
            Cash paid during the period for
            Interest                                              $    953,000      $    761,000
                                                                  ============      ============
            Income taxes                                          $       --        $       --
                                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended December 31, 1999 and 1998 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1999.

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - The Company is a financial services organization, operating through its two wholly owned subsidiaries, National Securities Corporation ("National"), and WestAmerica Investment Group ("WestAmerica"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies both in the United States and abroad through research, financial advisory services and sales, and investment banking services for both public offerings and private placements, and providing retail brokerage and trade clearance operations. Additionally, the Company plans to commence online trading services for its customers on the Internet through NSCdirect (www.nscdirect.com).

         EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per common share is based upon the net income (loss) for the quarter divided by the weighted average number of common shares outstanding during the quarter. For the first quarter of fiscal 2000 and 1999, the number of shares used in the basic earnings (loss) per share calculation was 1,701,794 and 1,463,007, respectively. Diluted earnings
(loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method at the beginning of the quarter. For the first quarter of fiscal 2000 and 1999, the number of shares used in the diluted earnings (loss) per share calculation was 1,778,455 and 1,463,007, respectively.

NOTE 2 - LINE OF CREDIT

         National has a secured line of credit of up to $3,000,000. The line is subject to renewal in January 2001. Borrowings bear interest at the bank's prime rate. Interest is payable monthly. The line is secured by certain assets of National excluding items prohibited from being pledged and assets included the SEC Customer Protection Rule 15c3-3 formula. These borrowings are short-term and generally do not extend beyond a few days. At December 31, 1999, National had $200,000 in borrowings outstanding. This amount was repaid within the first three business days of January 2000.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company's Registration Statement on Form S-3 (Registration No. 333-80247), filed with the Securities and Exchange Commission on June 9, 1999 and the Company's other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

   Quarter Ended December 31, 1999 Compared to Quarter Ended December 31, 1998
   ---------------------------------------------------------------------------

The Company's first quarter of fiscal 2000 resulted in significant increases in revenues and net income compared with the same period of fiscal 1999. The Company reported net income of $405,000 compared to a net loss of $261,000 for the first quarter of fiscal 1999.

Revenues increased $6,310,000, or 77% to $14,471,000 from $8,161,000. This increase is due primarily to the increase in commission revenue and dealer inventory gains because of the continued overall strong markets and the addition of investment executives at National. Commission revenue increased $3,746,000 or 66% to $9,382,000 from $5,636,000. National added additional offices in New York as well as adding an office in

Florida. Net dealer inventory gains increased $1,316,000 or 282% to $1,782,000 in the first quarter of fiscal 2000 from $466,000 in the first quarter of fiscal 1999. The main reason for this significant increase was the strength of the markets, increased production of existing investment executives and the production of additional investment executives.

The other category in which revenue increased significantly was underwriting revenue. Underwriting revenue increased $652,000, or 116% to $1,216,000 from $564,000. National participated in five private placements raising approximately $10 million in gross proceeds for clients in the first quarter of fiscal 2000. During the same period in fiscal 1999, National participated in two private placements raising approximately $5 million in gross proceeds for clients. The Company did not manage any public underwritings during either the first quarter of fiscal 2000 or the first quarter of fiscal 1999.

Concurrent with the 77% increase in revenues, total expenses increased only 67%. Total expenses increased by $5,647,000 to $14,066,000 from $8,419,000. This increase in expenses was anticipated due to significant increases in revenues. The most significant increases were commission expense and salaries.

Commission expense increased $3,941,000 or 86% to $8,528,000 in first quarter of fiscal 2000 from $4,587,000 in first quarter of fiscal 1999. Salaries increased $648,000 or 68% to $1,606,000 from $958,000. In September 1998, certain management of the Company had received temporary reductions in compensation ranging from 10% to 62%. These reductions had been reinstated in full prior to the first quarter of fiscal 2000. Overall, combined commissions and salaries as a percentage of revenue increased 2% to approximately 70% from approximately 68% in the first quarter of fiscal 2000 and 1999, respectively. This increase is due mainly to a higher payout percentage based on higher commission levels for the investment executives at National.

As anticipated with the increased revenues, expenses regarding communications, occupancy, clearing, taxes, licenses and registration and other have increased from the first quarter fiscal 1999 to the first quarter fiscal 2000. The most significant expense increases were clearing, interest, professional fees and other.

Clearing fees increased $297,000 or 91% to $622,000 from $325,000, which mainly relates to the increased business in the London office and the business generated from the additional New York offices. Other expenses increased $304,000 or 102% to $601,000 from $297,000 in the first quarter of fiscal 2000 and 1999, respectively. In the first quarter of fiscal 2000, the Company incurred additional travel and moving expense of approximately $76,000 at Olympic and National. Also, the Company incurred additional employment agency fees totaling $30,000 as the Company hired more people to accommodate the growth. Finally, customer write-offs increased approximately $183,000 from the first quarter of fiscal 1999.

Interest expense and professional fees increased during first quarter of fiscal 2000 as compared with the first quarter of fiscal 1999. Interest expense increased $129,000 or 16% to $953,000 from $824,000. The main reason for this increase is the increase in customer deposits, on which the Company pays interest and the interest on debt incurred in fiscal 1998. Interest expense was offset by the increased interest revenue of $492,000 or 42% to $1,661,000 from $1,169,000.

Professional fees increased $127,000 or 34% to $506,000 from $379,000. This increase was due to the settlement of several arbitrations totaling approximately $150,000.

Overall, diluted earnings were $.23 per share as compared with a net loss of $.18 per share for the first quarter ended December 31, 1999 and December 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving secured credit facility with Bank of America and may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer. These borrowings are short-term and generally do not extend beyond a few days. At December 31, 1999 National had $200,000 in borrowing outstanding. This amount was repaid within the first three business days of January 2000.

National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At December 31, 1999, National's net capital exceeded the requirement by $2,636,000.

WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that the company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At December 31, 1999, WestAmerica's net capital exceeded the requirement by $192,000.

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

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

1. The Maxal Trust, et al. v. National Securities Corporation et al., United States District Court, Central District of California, Case No. CV-97-4392 ABC (Shx). See disclosure in the Company's Form 10-Q for the quarter ended December 31, 1998 and Form 10-K for the fiscal year ended September 24, 1999.

2. Complete Management, Inc., United States District Court, Southern District of New York. National has been named together with others as a defendant in a consolidated class action lawsuit brought by purported shareholders of Complete Management, Inc. ("CMI"). A consolidated amended class action complaint has yet to be filed. National has been joined as a defendant in this lawsuit predicated upon allegations that National was an underwriter of CMI's initial public offering and a convertible debenture offering and that it issued certain analyst reports which may have been disseminated in the press. No specific amount of damages against National has been sought in the complaint. National intends to vigorously defend itself against any claims that may be brought.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims. The Company believes that the resolution of these matters will not have a material effect. These matters arise out of the normal course of business.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

27. Financial Data Schedule (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically with the SEC's EDGAR database.)

b)   Reports on Form 8-K (None)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES





February 10, 2000                     By: Steven A. Rothstein
Date                                      Steven A. Rothstein, Chairman,
                                          President and Chief Executive Officer




February 10, 2000                     By: Robert H. Daskal
Date Robert H. Daskal, Senior Vice President, Chief Financial Officer, Secretary and Treasurer




February 10, 2000                     By:  David M. Williams
Date                                       David M. Williams, Corporate
                                           Controller and Chief Accounting
                                           Officer