Form 10-Q
period 2000-03-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2000-05-11
CIK 1023844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000           Commission File Number 001-12629

                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                               36-4128138
-------------------------------                 ------------------------------
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

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at May 2, 2000 was 2,076,613.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                               March 31,        September 24,
                                                 2000               1999
                                              (unaudited)         (audited)
                                             ------------       -------------


CASH, subject to immediate withdrawal        $  1,011,000        $    384,000
CASH, CASH EQUIVALENTS AND SECURITIES          63,347,000          41,416,000
DEPOSITS                                        5,435,000           1,679,000
RECEIVABLES
   Customers                                   65,356,000          38,038,000
   Brokers and dealers                          5,571,000           2,342,000
   Other                                          233,000             976,000
SECURITIES HELD FOR RESALE, at market             429,000             298,000
FIXED ASSETS, net                               1,160,000           1,176,000
GOODWILL, net                                      36,000              45,000
OTHER ASSETS                                      670,000             343,000
                                             ------------        ------------
                                             $143,248,000        $ 86,697,000
                                             ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES
   Customers                                 $ 97,717,000        $ 67,158,000
   Brokers and dealers                         26,175,000           7,581,000
SECURITIES SOLD, BUT NOT YET
   PURCHASED, at market                           359,000             139,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
   OTHER LIABILITIES                            6,763,000           3,167,000
INCOME TAX PAYABLE                                 35,000                   -
REVOLVING CREDIT LINE                           3,000,000           2,100,000
NOTES PAYABLE                                   1,039,000           1,648,000
CAPITAL LEASE PAYABLE                             721,000             865,000
                                             ------------        ------------
                                              135,809,000          82,658,000
                                             ------------        ------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value,
     100,000 shares authorized, none
     issued and outstanding                             -                   -
   Common stock, $.02 par value,
     6,000,000 shares authorized,
     2,056,075 and 1,694,595 shares
     issued and outstanding, respectively          41,000              34,000
   Additional paid-in capital                   8,144,000           6,375,000
            Deficit                              (746,000)         (2,370,000)
                                             ------------        ------------
                                                7,439,000           4,039,000
                                             ------------        ------------
                                             $143,248,000        $ 86,697,000
                                             ============        ============




                                       2
                    See notes to these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       ----- Quarter Ended -----  ---- Six Months Ended ----
                                         March 31,    March 26,     March 31,     March 26,
                                           2000         1999         2000           1999
REVENUES:
Commissions                            $ 12,650,000  $ 7,202,000  $ 22,032,000  $ 12,838,000
Net dealer inventory gains                4,580,000      790,000     6,361,000     1,256,000
Interest                                  2,079,000    1,239,000     3,741,000     2,408,000
Transfer fees                               419,000      226,000       711,000       437,000
Underwriting                                792,000      574,000     2,008,000     1,138,000
Other                                       503,000      324,000       640,000       437,000
                                       ------------  -----------  ------------  ------------
TOTAL REVENUES                           21,023,000   10,355,000    35,493,000    18,514,000
                                       ------------  -----------  ------------  ------------

EXPENSES:
Commissions                              12,664,000    5,960,000    21,192,000    10,547,000
Salaries                                  2,328,000    1,119,000     3,933,000     2,077,000
Clearing fees                               606,000      385,000     1,227,000       710,000
Communications                              300,000      295,000       625,000       574,000
Occupancy costs                             940,000      580,000     1,656,000     1,237,000
Interest                                  1,534,000      888,000     2,488,000     1,711,000
Professional fees                           379,000      687,000       885,000     1,066,000
Taxes, licenses, registration               245,000      107,000       453,000       220,000
Other                                       773,000      315,000     1,375,000       613,000
                                       ------------  -----------  ------------  ------------

TOTAL EXPENSES                           19,769,000   10,336,000    33,834,000    18,755,000
                                       ------------  -----------  ------------  ------------

Income (loss) from operations before
   income taxes                           1,254,000       19,000     1,659,000      (241,000)
Income tax (expense) benefit                (35,000)       1,000       (35,000)       (2,000)
                                       ------------  -----------  ------------  ------------

NET INCOME (LOSS)                      $  1,219,000  $    20,000  $  1,624,000  $   (243,000)
                                       ============  ===========  ============  ============

EARNINGS (LOSS) PER COMMON SHARE
   Basic Earnings (Loss) Per Share     $       0.64  $      0.01  $       0.92  $      (0.16)
                                       ============  ===========  ============  ============
   Diluted Earnings (Loss) Per Share   $       0.53  $      0.01  $       0.81  $      (0.16)
                                       ============  ===========  ============  ============


                                       3
                    See notes to these financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             --------Six Months Ended--------
                                               March 31,           March 26,
                                                 2000                1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                         $  1,624,000        $   (243,000)
   Adjustments to reconcile net loss to net
   cash from operating activities
     Depreciation and amortization                232,000             197,000
     Issuance of common stock in
       lawsuit settlement                               -             135,000
     Issuance of common stock as payment
       of expenses                                      -             120,000
     Compensation related to issuance of
       stock options                               41,000                   -
   Changes in assets and liabilities
     Cash, cash equivalents and securities    (21,931,000)        (32,311,000)
     Deposits                                  (3,756,000)           (372,000)
     Receivables                              (29,769,000)          6,031,000
     Securities held for resale                  (131,000)           (285,000)
     Other assets                                (327,000)           (267,000)
     Customer and broker payables              49,153,000          27,647,000
     Securities sold, but not yet purchased       220,000             437,000
     Accounts payable, accrued expenses,
       and other liabilities                    3,622,000             937,000
                                             ------------        ------------
                                               (1,022,000)          2,026,000
                                             ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                    (207,000)            (97,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on line of credit                 900,000             300,000
     Payments on capital lease                   (170,000)           (170,000)
     Payments on notes                           (609,000)           (300,000)
     Exercise of stock options
       and warrants                             1,735,000             183,000
                                             ------------        ------------
                                                1,856,000              13,000
                                             ------------        ------------

INCREASE (DECREASE) IN CASH                       627,000           1,942,000

CASH BALANCE
     Beginning of the period                      384,000             551,000
                                             ------------        ------------
     End of the period                       $  1,011,000        $  2,493,000
                                             ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
     Interest                                $  2,442,000        $  1,675,000
                                             ============        ============
     Income taxes                            $          -        $      2,000
                                             ============        ============


                                       4
                    See notes to these financial statements.

                    OLYMPIC CASCADE FINANCIAL CORPORATION AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 26, 1999

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended March 31, 2000 and March 26, 1999 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1999.

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - The Company is a financial services organization, operating through its two wholly owned subsidiaries, National Securities Corporation ("National"), and WestAmerica Investment Group ("WestAmerica"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies both in the United States and abroad through (i) research, financial advisory services and sales, (ii) investment banking services for both public offerings and private placements and (iii) retail brokerage and trade clearance operations. In April 2000, the Company commenced online trading services for its customers on the Internet through NSCdirect (www.nscdirect.com).

         EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per common share is based upon the net income (loss) for the period divided by the weighted average number of common shares outstanding during the period. For the second quarter of fiscal 2000 and 1999, the number of shares used in the basic earnings
(loss) per share calculation was 1,918,493 and 1,505,799, respectively. For the first six months of fiscal 2000 and 1999, the number of shares used in the basic earnings (loss) per share calculation was 1,762,616 and 1,482,992, respectively. Diluted earnings (loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method at the beginning of the period. For the second quarter of fiscal 2000 and 1999, the number of shares used in the diluted earnings (loss) per share calculation was 2,295,485 and 1,507,276, respectively. For the first six months of fiscal 2000 and 1999, the number of shares used in the diluted earnings (loss) per share calculation was 1,995,589 and 1,482,992, respectively.

NOTE 2 - LINE OF CREDIT

National has a secured line of credit of up to $3,000,000. The line is subject to renewal in January 2001. Borrowings bear interest at the bank's prime rate. Interest is payable monthly. The line is secured by certain assets of National, excluding items prohibited from being pledged and assets included the SEC Customer Protection Rule 15c3-3 formula. These borrowings are short-term and generally do not extend beyond a few days. At March 31, 2000, National had $3,000,000 in borrowings outstanding.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company's Registration Statement on Form S-3 (Registration No. 333-80247), filed with the Securities and Exchange Commission on June 9, 1999 and the Company's other Securities and Exchange Commission filings, including the Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Quarter Ended March 31, 2000 Compared to Quarter Ended March 26, 1999
---------------------------------------------------------------------

The Company's second quarter of fiscal 2000 resulted in a dramatic increase in revenues and net income compared with the same period of fiscal 1999. The increase in revenue is due to growth in retail brokerage and dealer operations causing a significant increase in commission revenue and net dealer inventory gains. The Company reported net income of $1,219,000 in the second quarter of fiscal 2000 compared with net income of $20,000 during the second quarter of fiscal 1999.

Total revenues more than doubled with an increase of $10,668,000, or 103%, to $21,023,000 from $10,355,000. The continued strong stock market and increased growth in the Company's retail brokerage contributed significantly to this increase. Additionally, the very active and volatile market place and the addition of institutional and fixed income traders at National as well as continued revenue growth from National's European offices, played a role in this overall increase. Commission revenue increased $5,448,000, or 76%, to $12,650,000 from $7,202,000 during the second quarter fiscal 2000 compared with the second quarter fiscal 1999. This increase is due to favorable market conditions and the additional production of registered representatives at National. Additionally, net dealer inventory gains, which include trading profits and losses and mark-ups and mark-downs from all sources, increased $3,790,000, or 480%, to $4,580,000 from $790,000 during the second quarter fiscal 2000 compared with the second quarter fiscal 1999.

Underwriting revenue increased $218,000, or 38%, to $792,000 from $574,000 during the second quarter fiscal 2000 compared to the second quarter fiscal 1999. During both the second quarter fiscal 2000 and fiscal 1999, the Company did not manage a public underwriting. Underwriting revenue during the second quarter fiscal 2000 and 1999 was generated primarily from the completion of several private placement transactions and advisory fees.

Transfer fees increased $193,000, or 85%, to $419,000 from $226,000 during the second quarter fiscal 2000 compared to the second quarter fiscal 1999. This increase was due primarily to the increased retail agency trade volume.

As expected, with the significant increase in revenue, expenses also increased significantly. Total expenses increased $9,433,000, or 91%, to $19,769,000 from $10,336,000. The largest component of this increase was commission expense. Commission expense increased 112%, or $6,704,000, to $12,664,000 from $5,960,000 during the second quarter fiscal 2000 compared with the second quarter fiscal 1999. This increase is consistent with the dramatic increases in both commission revenue and net dealer inventory gains. Salaries increased $1,209,000, or 108%, to $2,328,000 from $1,119,000. In September 1998, certain management of the Company had received temporary reductions in compensation ranging from 10% to 62%. These reductions had been reinstated in full prior to the first quarter of fiscal 2000. Overall, combined commissions and salaries as a percentage of revenue increased 3% to 71% in the second quarter fiscal 2000 compared with 68% in the second quarter fiscal 1999.

Consistent with the increased commission revenue and overall trading volume, outside clearing fees increased $221,000, or 57%, to $606,000 from $385,000 during the second quarter fiscal 2000 from the second quarter fiscal 1999. Occupancy expense, consisting mainly of rent, office supplies, computer services and depreciation, increased $360,000, or 62%, to $940,000 from $580,000. This increase is due mainly to increased rent and computer services. Rent increased approximately $112,000 at National due to a new office lease signed in July 1999 at a higher rate per square foot. Additionally, with the increased trade volume, National incurred much higher back office trade processing fees through its outside vendor BETA Systems, Inc. These fees are calculated on a sliding scale based on the number of trades processed. Other expenses increased $458,000 or 145% to $773,000 from $315,000 in the second quarter of fiscal 2000 and 1999, respectively. In the second quarter of fiscal 2000, the Company incurred travel and moving expense of approximately $230,000, an increase of approximately $105,000 from the prior year. Also, the Company incurred additional employment agency fees totaling $25,000 as the Company hired more people to accommodate growth. Finally, customer write-offs and bad debt expense increased approximately $280,000 from the second quarter of fiscal 1999.

As anticipated interest expense increased during the second quarter fiscal 2000 as compared with the second quarter fiscal 1999. Interest expense increased $646,000, or 73%, to $1,534,000 from $888,000. The main reason for this increase is the increase in customer deposits, on which the Company pays interest and the accelerated accretion of interest on original issue discount notes, which were repaid during the quarter. Original issue discount interest for the quarter totaled $232,000. The remaining interest expense increase was due to the increase in customer deposits of $17.4 million during the current quarter. This increase was more than offset by increased interest income from customer margin debt that increased by $20.9 million during the current quarter. Interest income increased $840,000, or 68%, to $2,079,000 from $1,239,000 during the second quarter fiscal 2000 as compared with the second quarter fiscal 1999.

Despite the general increase in expenses during the second quarter fiscal 2000 as compared with the second quarter fiscal 1999, professional fees decreased $308,000, or 45%, to $379,000 from $687,000. This decrease is due to the Company resolving several of its lawsuits during the previous fiscal year.

Overall, diluted earnings were $0.53 per share as compared with $0.01 per share for the second quarters of fiscal 2000 and 1999, respectively.


Six Months Ended March 31, 2000 Compared to Six Months Ended March 26, 1999
---------------------------------------------------------------------------

The Company's first six months of fiscal 2000 resulted in a dramatic increase in revenues and net income compared with the same period of fiscal 1999. The increase in revenue is due to growth in retail brokerage and dealer operations causing a significant increase in commission revenue and net dealer inventory gains. The Company reported net income of $1,624,000 in the first six months of fiscal 2000 compared with a loss of $243,000 during the first six months of fiscal 1999.

Revenues increased $16,979,000, or 92% to $35,493,000 from $18,514,000. This increase is due primarily to the increase in commission revenue and dealer inventory gains resulting from the continued strong markets and the additional production of investment executives at National. Commission revenue increased $9,194,000 or 72% to $22,032,000 from $12,838,000. National added additional offices in New York as well as adding an office in Florida. Net dealer inventory gains increased $5,105,000 or 406% to $6,361,000 in the first six months of fiscal 2000 from $1,256,000 in the first six months of fiscal 1999.

The other category in which revenue increased was underwriting revenue. Underwriting revenue increased $870,000, or 76% to $2,008,000 from $1,138,000. National participated in seven private placements raising approximately $13.0 million in gross proceeds for clients in the first six months of fiscal 2000. During the same period in fiscal 1999, National participated in two private placements raising approximately $7.0 million in gross proceeds for clients. The Company did not manage any public underwritings during either the first six months of fiscal 2000 or fiscal 1999.

Concurrent with the 92% increase in revenues, total expenses increased 80%. Total expenses increased by $15,079,000 to $33,834,000 from $18,755,000. This increase in expenses was anticipated due to significant increases in revenues. The most significant increases were commission expense and salaries.

Commission expense increased $10,645,000 or 101% to $21,192,000 in the first six months of fiscal 2000 from $10,547,000 in the first six months of fiscal 1999. Salaries increased $1,856,000 or 89% to $3,933,000 from $2,077,000. In September 1998, certain management of the Company had received temporary reductions in compensation ranging from 10% to 62%. These reductions had been reinstated in full prior to the first quarter of fiscal 2000. Additionally, with the increased growth the Company has hired additional employees at National. These increases were mainly relating to the information technology department, including NSCdirect.com, the online brokerage division of National. Overall, combined commissions and salaries as a percentage of revenue increased 3% to approximately 71% from approximately 68% in the first six months of fiscal 2000 and 1999, respectively. This increase is also due to a higher payout percentage based on higher commission levels for the investment executives at National.

Consistent with the increased revenues, expenses regarding occupancy, clearing, taxes, licenses and registration and other have increased from the first six months fiscal 1999 to the first six months of fiscal 2000. The most significant expense increases were clearing, occupancy, interest and other.

Clearing fees increased $517,000, or 73%, to $1,227,000 from $710,000, which mainly relates to the increased business in National's European offices and the business generated from the additional New York offices. Occupancy expenses increased $419,000, or 34%, to $1,656,000 from $1,237,000 in the first six months of fiscal 2000 as compared with the first six months of fiscal 1999. As discussed in the quarterly results above, this increase was due mainly to increased rent and computer services. Other expenses increased $762,000 or 124% to $1,375,000 from $613,000 in the first six months of fiscal 2000 and 1999, respectively. In the first six months of fiscal 2000, the Company incurred travel and moving expense of approximately $445,000, an increase of approximately $181,000 from the prior year's six month period. Also, the Company incurred additional employment agency fees totaling $55,000 as the Company hired more people to accommodate growth. Finally, customer write-offs and bad debt expense increased approximately $463,000 from the first six months of fiscal 1999.

As anticipated, interest expense increased during the first six months of fiscal 2000 as compared with the first six months of fiscal 1999. Interest expense increased $777,000, or 45%, to $2,488,000 from $1,711,000. The main reason for this increase is the increase in customer deposits, on which the Company pays interest and the accelerated accretion of interest on original issue discount notes, which were repaid during the second quarter of fiscal 2000. Original issue discount interest for the six months totaled $232,000. The remaining interest expense increase was due to the increase in customer deposits of $30.6 million during the current six-month period. This increase was more than offset by increased interest income from customer margin debt that increased by $27.3 million during the current six-month period. Interest income increased $1,333,000, or 55%, to $3,741,000 from $2,408,000 during the first six months of fiscal 2000 as compared with the first six months of fiscal 1999.

Concurrent with the increase in revenues, most expenses increased during the six month period of fiscal 2000 as compared with the six month period of fiscal 1999. However, professional fees decreased $181,000, or 17%, to $885,000 from $1,066,000. This decrease is due to the Company resolving several of its lawsuits during the previous fiscal year.

Overall, diluted earnings were $0.81 per share as compared with a net loss of $0.16 per share for the first six months of fiscal 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving secured credit facility with Bank of America, and additionally may borrow up to 70% of the market value of eligible securities pledged with an unrelated broker-dealer. These borrowings are short-term and generally do not extend beyond a few days. At March 31, 2000 National had $3,000,000 in borrowing outstanding.

National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. Accordingly, the increased customer margin debt during the current quarter resulted in an increase in the net capital requirements. At March 31, 2000, National's net capital exceeded the requirement by $2,237,000.

WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that the company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At March 31, 2000, WestAmerica's net capital exceeded the requirement by $263,000.

Any advances, dividend payments and other equity withdrawals from National or WestAmerica maybe restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

The Company believes its internally generated liquidity, together with access to external capital and debt resources is sufficient to satisfy existing operations. However, as the Company expands its operations, including its new online trading services, or acquires other businesses, the Company will likely require additional capital.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

1. The Maxal Trust, et al.. v. National Securities Corporation et al., United States District Court, Central District of California, Case No. CV-97-4392 ABC (Shx). See disclosure in the Company's Form 10-Q for the quarter ended December 31, 1998 and Form 10-K for the fiscal year ended September 24, 1999.

2. In re Complete Management, Inc. Securities Litigation, United States District Court, Southern District of New York, Case No. 99 Civ. 1454 (NRB). See disclosure in the Company's Form 10-Q for the quarter ended December 31, 1999. National has been named together with others as a defendant in a consolidated class action dated March 15, 2000, that alleges violations of
     Section 11 of the Securities Act of 1933 by the management of Complete Management, Inc. ("CMI"), together with its auditing firm and several underwriters involved in various public offerings of CMI securities in the years 1996 to 1998. The complaint alleges that National violated certain securities laws in connection with two securities offerings of CMI securities in 1996. No specific amount of damages has been sought against National in the complaint. National believes that it has strong defenses to this claim and intends to vigorously defend itself.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims that arise out of the normal course of business. The Company believes that the resolution of these matters will not have an adverse material effect on the Company's financial statements or business operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on March 8, 2000. The shareholders elected for the ensuing year all of the nominees for the Board of Directors as follows: Steven A. Rothstein, Gary A. Rosenberg, James C. Holcomb, Jr. and D.S. Patel. Also, the shareholders ratified the appointment of Feldman Sherb Horowitz & Co., P.C. as independent accountants for the fiscal year ending September 29, 2000.

The voting results are as follows:
                                                 Number of Shares
                                                 ----------------

                                    For            Against         Abstentions
                                    ---            -------         -----------
Election of the Board
of Directors (for each nominee)     1,540,760      5,457           4,471

Ratify the appointment of
Feldman Sherb Horowitz
& Co., P.C. as independent
accountants                         1,544,785      2,697           3,224


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

27. Financial Data Schedule (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically with the SEC's EDGAR database.)

b) Reports on Form 8-K (None)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES



May 10, 2000                          By: /s/ Steven A. Rothstein
Date                                      -------------------------------------
                                          Steven A. Rothstein, Chairman,
                                          President and Chief Executive Officer




May 10, 2000                          By: /s/ Robert H. Daskal
Date                                      -------------------------------------
                                          Robert H. Daskal, Senior Vice
                                          President, Chief Financial Officer,
                                          Secretary and Treasurer




May 10, 2000                          By: /s/ David M. Williams
Date                                      -------------------------------------
                                          David M. Williams
                                          Corporate Controller and
                                          Chief Accounting Officer