Form 10-Q
period 2000-06-30
OLYMPIC CASCADE FINANCIAL CORP
filed 2000-08-11
CIK 1023844

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000         Commission File Number 001-12629

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

                                    YES _ X _  No___

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at August 8, 2000 was 2,096,113.

                      OLYMPIC CASCADE FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                           June 30,           September 24,
                                                                                             2000                1999
                                                                                         (unaudited)           (audited)
                                                                                        ---------------      --------------


CASH, subject to immediate withdrawal                                                      $ 2,114,000           $ 384,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                       33,547,000          41,416,000
DEPOSITS                                                                                     2,702,000           1,679,000
RECEIVABLES

            Customers                                                                       49,235,000          38,038,000
            Brokers and dealers                                                              1,059,000           2,342,000
            Other                                                                              335,000             976,000
SECURITIES HELD FOR RESALE, at market                                                          540,000             298,000
FIXED ASSETS, net                                                                            1,198,000           1,176,000
GOODWILL, net                                                                                   82,000              45,000
OTHER ASSETS                                                                                   429,000             343,000
                                                                                        ---------------      --------------
                                                                                          $ 91,241,000         $86,697,000
                                                                                        ===============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES

            Customers                                                                     $ 71,602,000         $67,158,000
            Brokers and dealers                                                              6,837,000           7,581,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                              148,000             139,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                     3,489,000           3,167,000
INCOME TAX PAYABLE                                                                             109,000                   -
REVOLVING LINE OF CREDIT                                                                             -           2,100,000
NOTES PAYABLE                                                                                  614,000           1,648,000
CAPITAL LEASE PAYABLE                                                                          655,000             865,000
                                                                                        ---------------      --------------
                                                                                            83,454,000          82,658,000
                                                                                        ---------------      --------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
            Preferred stock, $.01 par value, 100,000 shares authorized,
               none issued and outstanding                                                           -                   -
            Common stock, $.02 par value, 6,000,000 shares authorized, 2,091,113 and
               1,694,595 shares issued and outstanding, respectively                            42,000              34,000
            Additional paid-in capital                                                       8,359,000           6,375,000
            Accumulated deficit                                                               (614,000)         (2,370,000)
                                                                                        ---------------      --------------
                                                                                             7,787,000           4,039,000
                                                                                        ---------------      --------------
                                                                                          $ 91,241,000         $86,697,000
                                                                                        ===============      ==============


                    See notes to these financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           --------Quarter Ended----------      -------Nine Months Ended----------
                                             June 30,          June 25,           June 30,           June 25,
                                               2000              1999               2000               1999
                                           --------------    -------------      -------------       --------------

REVENUES:

Commissions                                  $ 7,718,000       $ 7,650,000       $ 29,750,000        $ 20,488,000
Net dealer inventory gains                     2,291,000         2,024,000          8,652,000           3,280,000
Interest                                       1,970,000         1,615,000          5,716,000           4,023,000
Transfer fees                                    297,000           231,000          1,008,000             668,000
Investment banking                               171,000           863,000          2,179,000           2,001,000
Other                                            708,000           292,000          1,342,000             723,000

TOTAL REVENUES                                13,155,000        12,675,000         48,647,000          31,183,000

EXPENSES:

Commissions                                    7,342,000         7,649,000         28,534,000          18,195,000
Salaries                                       1,620,000         1,492,000          5,553,000           3,569,000
Clearing fees                                    435,000           432,000          1,662,000           1,141,000
Communications                                   341,000           303,000            966,000             876,000
Occupancy costs                                  987,000           591,000          2,643,000           1,829,000
Interest                                       1,243,000         1,098,000          3,730,000           2,803,000
Professional fees                                355,000           726,000          1,240,000           1,792,000
Taxes, licenses, registration                    185,000          (158,000)           638,000              62,000
Other                                            441,000           324,000          1,816,000             937,000

TOTAL EXPENSES                                12,949,000        12,457,000         46,782,000          31,204,000

Income (loss) from operations
     before income taxes                         206,000           218,000          1,865,000             (21,000)
Income tax (expense) benefit                     (74,000)            7,000           (109,000)              5,000


NET INCOME (LOSS)                              $ 132,000         $ 225,000        $ 1,756,000           $ (16,000)
                                           ==============    ==============    ===============    ================


EARNINGS (LOSS) PER COMMON SHARE
         Basic Earnings (Loss) Per Share          $ 0.06            $ 0.14             $ 0.93             $ (0.01)
                                           ==============    ==============    ===============    ================

         Diluted Earnings (Loss) Per Share        $ 0.06            $ 0.14             $ 0.81             $ (0.01)
                                           ==============    ==============    ===============    ================

                    See notes to these financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       --------Nine Months Ended-------
                                                                          June 30,          June 25,
                                                                            2000              1999
                                                                       --------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                      $ 1,756,000          $ (16,000)
   Adjustments to reconcile net income (loss) to net
   cash from operating activities
           Depreciation and amortization                                      360,000            300,000
           Issuance of common stock in lawsuit settlement                           -            498,000
           Issuance of common stock as payment of expenses                          -            120,000
           Compensation related to issuance of stock options                   61,000             18,000
   Changes in assets and liabilities                                                                   -
           Cash, cash equivalents and securities                            7,869,000        (23,998,000)
           Deposits                                                        (1,023,000)          (139,000)
           Receivables                                                     (9,273,000)          (116,000)
           Income taxes receivable (payable)                                  109,000            654,000
           Securities held for resale                                        (242,000)          (142,000)
           Other assets                                                       (86,000)          (304,000)
           Customer and broker payables                                     3,700,000         21,045,000
           Securities sold, but not yet purchased                               9,000            168,000
           Accounts payable, accrued expenses, and other liabilities          367,000          1,737,000
                                                                            3,607,000           (175,000)

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of fixed assets                                          (369,000)          (162,000)
           Purchase of goodwill                                               (30,000)                 -
                                                                             (399,000)          (162,000)


CASH FLOWS FROM FINANCING ACTIVITIES
           Borrowings (repayments) on line of credit                       (2,100,000)           300,000
           Repayment of notes payable                                      (1,034,000)          (300,000)
           Payments on capital lease                                         (255,000)          (263,000)
           Issuance of common stock through exercise of
              stock options and warrants                                    1,911,000            297,000
                                                                           (1,478,000)            34,000

INCREASE (DECREASE) IN CASH                                                 1,730,000           (303,000)

CASH BALANCE

           Beginning of the period                                            384,000            551,000

           End of the period                                              $ 2,114,000          $ 248,000
                                                                       ===============   ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
           Cash paid during the period for
           Interest                                                       $ 3,712,000        $ 2,766,000
                                                                       ===============   ================

           Income taxes                                                           $ -                $ -
                                                                       ===============   ================


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
           FINANCING ACTIVITIES

           Warrant issued as part of acquistion                              $ 20,000                $ -
                                                                       ===============   ================




                    See notes to these financial statements

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 2000 AND JUNE 25, 1999

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS OF OLYMPIC CASCADE FINANCIAL CORPORATION ("OLYMPIC" OR THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL STATEMENTS AND WITH THE INSTRUCTIONS TO FORM 10-Q AND RULE 10-01 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND DISCLOSURES REQUIRED FOR ANNUAL FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. THE CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED JUNE 30, 2000 AND JUNE 25, 1999 ARE UNAUDITED. THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEAR. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FOOTNOTES INCLUDED THERETO IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 1999.

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

               EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per common share is based upon the net income (loss) for the period divided by the weighted average number of common shares outstanding during the period. For the third quarter of fiscal 2000 and 1999, the number of shares used in the basic earnings per share calculation was 2,078,821 and 1,599,936, respectively. For the first nine months of fiscal 2000 and 1999, the number of shares used in the basic earnings (loss) per share calculation was 1,894,755 and 1,521,974, respectively. Diluted earnings (loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method at the beginning of the period. For the third quarter of fiscal 2000 and 1999, the number of shares used in the diluted earnings per share calculation was 2,377,931 and 1,602,612, respectively. For the first nine months of fiscal 2000 and 1999, the number of shares used in the diluted earnings (loss) per share calculation was 2,165,863 and 1,521,974, respectively.

               RECLASSIFICATION - Other revenue and commission expense for the third quarter of fiscal 1999 and the nine months ended June 25, 1999 have been reclassified to reflect comparable figures for the third quarter of fiscal 2000 and the nine months ended June 30, 2000. The effect of this reclassification is to increase other revenue and commission expense by $49,000 for the third quarter of fiscal 1999 and the nine months ended June 25, 1999, respectively. This reclassification did not affect net income.

NOTE 2 - LINE OF CREDIT

National has a secured line of credit of up to $3,000,000. The line is subject to renewal in January 2001. Borrowings bear interest at the bank's prime rate. Interest is payable monthly. The line is secured by certain assets of National, excluding items prohibited from being pledged and assets included the SEC Customer Protection Rule 15c3-3 formula. These borrowings are short-term and generally do not extend beyond a few days. At June 30, 2000, National had no borrowings outstanding on this line.

NOTE 3 - ACQUISITION

On June 30, 2000, the Company acquired all of the outstanding stock of Canterbury Securities Corporation (Canterbury), a Chicago, Illinois based broker-dealer specializing in private placement transactions. Canterbury was acquired for cash of $30,000 and the issuance of five-year warrants to acquire 5,000 unregistered shares of common stock of the Company at a price of $6.375 per share. The Company recorded this transaction under the purchase method of accounting and has recorded goodwill of $50,000, which will be amortized over a period of 36 months.

NOTE 4 - COMMITMENTS

During the third quarter the Company entered into an employment agreement with an executive officer. The term of the agreement is three years expiring in June 2003 with an annual salary of $400,000 and immediately vested options to acquire 150,000 shares of the Company's common stock at an exercise price of $7.25 per share. The agreement provides for payment of one year's salary upon severance of employment by the Company.


ITEM 2 -         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OFOPERATIONS

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

Quarter Ended June 30, 2000 Compared to Quarter Ended June 25, 1999

The Company's third quarter of fiscal 2000 resulted in a minimal increase in revenues and virtually no change in pre-tax income compared with the same period of fiscal 1999. The increase in total revenue is due to increased interest revenue, a large increase in other revenue, and a decrease in investment banking revenue. Commissions, net dealer inventory gains and transfer fees all increased slightly over the same period in 1999. Overall, the Company reported pre-tax income of $206,000 in the third quarter of fiscal 2000 as compared to pre-tax income of $218,000 in the third quarter of fiscal 1999. Net income, however, decreased to $132,000 from $225,000 for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. The reason for this decrease was the income tax expense of $74,000 recorded in fiscal 2000. There was no income tax expense recorded during fiscal 1999 due to the utilization of a net operating loss (NOL) carry forward from fiscal 1998.

Total revenues increased 4% or $480,000, to $13,155,000 from $12,675,000. During the quarter, market trading volumes decreased significantly from the previous six months of fiscal year 2000 which caused commissions and net dealer inventory gains to be lower than the second quarter of fiscal 2000. Although, the Company has increased its overall registered representative base from the third quarter of fiscal 1999, because of the lower market trading volumes there was no marked increase in commissions or net dealer inventory gains.

Investment banking revenue decreased $692,000, or 80%, to $171,000 from $863,000 during the third of quarter fiscal 2000 compared to the third quarter of fiscal 1999. During both the third quarter of fiscal 2000 and 1999, the Company did not manage a public underwriting. Investment banking revenue decreased during the third quarter of fiscal 2000 because the Company did not complete any private placement transactions, but rather the revenue was generated through advisory fees. In the third quarter of fiscal 1999 investment banking revenue was generated primarily from the completion of private placement transactions and advisory fees.

Other revenue, consisting of asset management fees and revenue from market trade order flow, increased $416,000, or 142%, to $708,000 from $292,000 during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. The increase in other revenue was due mainly to an increase in asset management fees received through National Asset Management, a subsidiary of National. Asset management fees increased $246,000 during the quarter, due to increased assets under management.

Expenses increased proportionately with the modest increase in revenues. Total expenses increased $492,000, or 4%, to $12,949,000 from $12,457,000. Expenses, which increased during the quarter, include salaries, occupancy costs, interest, taxes, licenses and registration and other.

Salaries increased $128,000, or 9%, to $1,620,000 from $1,492,000. In September 1998, certain members of management of the Company received temporary reductions in compensation, ranging from 10% to 62%. These reductions were reinstated in full prior to the first quarter of fiscal 2000. Overall, combined commissions and salaries as a percentage of revenue decreased 4% to 68% in the third quarter of fiscal 2000 compared with 72% in the third quarter of fiscal 1999.

Occupancy expense, consisting mainly of rent, office supplies, computer services and depreciation, increased $396,000, or 67%, to $987,000 from $591,000. This increase was due mainly to increased rent, depreciation and computer services. Rent increased approximately $124,000 at National due to a new office lease signed in July 1999 at a higher rate per square foot, as well as office space added for NSCdirect. Additionally, with the commencement of NSCdirect, computer services and depreciation increased approximately $198,000, due to the costs for additional equipment and computer services such as web hosting, off-site server maintenance and other costs associated with online trade execution and online account access.

Taxes, licenses and registration increased $343,000, to $185,000 from a credit of $158,000 in the third quarter of fiscal 1999. This increase is because National received a refund of $330,000 in the third quarter of fiscal 1999 from the prior years' business operating taxes.

Other expenses increased $117,000, or 36%, to $441,000 from $324,000 in the third quarter of fiscal 2000 and 1999, respectively. In the third quarter of fiscal 2000, the Company incurred travel and moving expense of approximately $245,000, an increase of approximately $60,000 from the prior year. Also, the Company incurred additional employment agency fees totaling $28,000 as the Company hired new regional compliance officers.

Interest expense increased $145,000, or 13%, to $1,243,000 from $1,098,000. The main reason for this increase was the increase in customer deposits, on which the Company pays interest. Customer deposits increased $9.5 million from June 25, 1999 to June 30, 2000. However, this increase was more than offset by increased interest income from customer margin debt that increased by $11.0 million during the same period. Interest income increased $355,000, or 22%, to $1,970,000 from $1,615,000 during the third quarter of fiscal 2000 as compared with the third quarter of fiscal 1999.

Despite the general increase in expenses during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, professional fees decreased $371,000, or 51%, to $355,000 from $726,000. This decrease was due to the settlement of several lawsuits during the previous fiscal year.

Overall, diluted earnings were $0.06 per share and $0.14 per share for the third quarters of fiscal 2000 and 1999, respectively.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 25, 1999
---------------------------------------------------------------------------

The first nine months of fiscal 2000 resulted in a dramatic increase in revenues and net income compared with the same period of fiscal 1999. The increase in revenues was due to growth in retail brokerage and dealer operations causing a significant increase in commission revenue and net dealer inventory gains. The Company reported net income of $1,756,000 in the first nine months of fiscal 2000 compared with a loss of $16,000 during the first nine months of fiscal 1999.

Revenues  increased  $17,464,000,  or 56% to $48,647,000 from $31,183,000.  This increase is due primarily to the increase in commission revenue and dealer inventory gains resulting from the strong markets in the first six months of fiscal year 2000 and the solid performance of investment executives at National. Commission revenue increased $9,262,000 or 45% to $29,750,000 from $20,488,000.
National added additional offices in New York as well as adding an office in Florida. Net dealer inventory gains increased $5,372,000 or 164% to $8,652,000 in the first nine months of fiscal 2000 from $3,280,000 in the first nine months of fiscal 1999. Transfer fees increased $340,000, or 51% to $1,008,000 from $668,000, due to the increase in overall trade volume.

Additionally, other revenue, consisting of asset management fees and revenue from market trade order flow, increased $619,000, or 86% to $1,342,000 from $723,000. The increase in other revenue was due to an increase in asset management fees received through National Asset Management, a subsidiary of National. Asset management fees increased $204,000 during the nine-month period, due to increased assets under management. Additionally, the increase related to increased rebates for trade order flow from market makers due to the increased trading volume for the first six months of fiscal year 2000.

Finally, investment banking revenue increased $178,000, or 9% to $2,179,000 from $2,001,000. National participated in private placements raising approximately $13.0 million in gross proceeds for clients in the first nine months of fiscal 2000. During the same period in fiscal 1999, National participated in private placements raising approximately $8.0 million in gross proceeds for clients. The Company did not manage any public underwritings during either the first nine months of fiscal 2000 or fiscal 1999.

Concurrent with the 55% increase in revenues, total expenses increased 50%. Total expenses increased by $15,578,000 to $46,782,000 from $31,204,000. The most significant increases were commission expense and salaries.

Commission expense increased $10,339,000 or 57% to $28,534,000 in the first nine months of fiscal 2000 from $18,195,000 in the first nine months of fiscal 1999. Salaries increased $1,984,000 or 56% to $5,553,000 from $3,569,000. In September

1998, certain management of the Company had received temporary reductions in compensation ranging from 10% to 62%. These reductions had been reinstated in full prior to the first quarter of fiscal 2000. Additionally, with the increased growth the Company has hired additional employees at National. These increases were mainly relating to the information technology department, including NSCdirect.com, the online brokerage division of National. Overall, combined commissions and salaries as a percentage of revenue did not change from approximately 70% in the first nine months of fiscal 2000 and 1999, respectively.

Consistent with the increased revenues, expenses regarding occupancy, clearing, taxes, licenses and registration and other have increased from the first nine months of fiscal 1999 to the first nine months of fiscal 2000. The most significant expense increases were clearing, occupancy, interest and other.

Clearing fees increased $521,000, or 46%, to $1,662,000 from $1,141,000, which mainly relates to the increased business in National's European offices and the business generated from the additional New York offices. Occupancy expenses increased $814,000, or 45%, to $2,643,000 from $1,829,000 in the first nine months of fiscal 2000 as compared with the first nine months of fiscal 1999. As discussed in the quarterly results above, this increase was due mainly to increased rent and computer services. Taxes, licenses and registration increased $576,000, or 929%, to $638,000 from $62,000 in the first nine months of fiscal 1999. This increase is because National received a refund of $330,000 in the third quarter fiscal 1999, from the prior years' business operating taxes. Other expenses increased $879,000 or 94% to $1,816,000 from $937,000 in the first nine months of fiscal 2000 and 1999, respectively. In the first nine months of fiscal 2000, the Company incurred travel and moving expense of approximately $690,000, an increase of approximately $241,000 from the prior year's nine-month period. Also, the Company incurred additional employment agency fees totaling $83,000 as the Company hired more people to accommodate growth. Finally, customer write-offs and bad debt expense increased approximately $391,000 from the first nine months of fiscal 1999.

Interest expense increased during the first nine months of fiscal 2000 as compared with the first nine months of fiscal 1999. Interest expense increased $927,000, or 33%, to $3,730,000 from $2,803,000. The main reason for this increase is the increase in customer deposits, on which the Company pays interest and the accelerated accretion of interest on original issue discount notes, which were repaid during the second quarter of fiscal 2000. Original issue discount interest for the nine months totaled $232,000. The remaining interest expense increase was due to the increase in customer deposits of $4.4 million during the current nine-month period. This increase was more than offset by increased interest income from customer margin debt that increased by $11.2 million during the current nine-month period. Interest income increased $1,693,000, or 42%, to $5,716,000 from $4,023,000 during the first nine months of fiscal 2000 as compared with the first nine months of fiscal 1999.

Professional  fees decreased  $552,000,  or 31%, to $1,240,000 from  $1,792,000.
This decrease is due to the Company resolving several of its lawsuits during the previous fiscal year.

Overall, diluted earnings were $0.81 per share as compared with a net loss of $0.01 per share for the first nine months of fiscal 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving secured credit facility with Bank of America. These borrowings are short-term and generally do not extend beyond a few days. At June 30, 2000, National had no borrowings outstanding on this line. Additionally National may borrow up to 70% of the market value of eligible securities pledged with an unrelated broker dealer.

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. Accordingly, the increased customer margin debt during the current quarter resulted in an increase in the net capital requirements. At June 30, 2000, National's net capital exceeded the requirement by $4,744,000.

WestAmerica, as a registered broker-dealer, is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that the company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At June 30, 2000, WestAmerica's net capital exceeded the requirement by $232,000.

Any advances, dividend payments and other equity withdrawals from National or WestAmerica may be restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

The Company believes its internally generated liquidity, together with access to external capital and debt resources, is sufficient to satisfy existing operations. However, as the Company expands its operations, including its new online trading services, or acquires other businesses, the Company will likely require additional capital.

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

The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short") and net positions at June 30, 2000 and September 24, 1999:

                                            JUNE 30, 2000

                                 LONG                 SHORT           NET

Corporate stocks              $540,000              $148,000     $392,000 (long)


                                          SEPTEMBER 24, 1999

                                 LONG                 SHORT           NET

Corporate stocks              $294,000              $134,000     $160,000 (long)
Stock options                 $  4,000              $  5,000     $  1,000(short)

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

1. THE MAXAL TRUST, ET AL.. V. NATIONAL SECURITIES CORPORATION ET AL., United States District Court, Central District of California, Case No. CV-97-4392 ABC (Shx). See disclosure in the Company's Form 10-Q for the quarter ended December 31, 1998 and Form 10-K for the fiscal year ended September 24, 1999.

2. IN RE COMPLETE MANAGEMENT, INC. SECURITIES LITIGATION, United States District Court, Southern District of New York, Case No. 99 Civ. 1454 (NRB). See disclosure in the Company's Form 10-Q for the quarter ended March 31, 2000.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims that arise out of the normal course of business. The Company believes that the resolution of these matters will not have an adverse material effect on the Company's financial statements or business operations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 2000, as part of the purchase of all the outstanding stock of Canterbury Securities Corporation, the Company issued five-year warrants to acquire 5,000 unregistered shares of common stock at a price of $6.375 per share. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

10.21    Employment contract dated June 2000
10.22    Audit committee charter

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

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

August 10, 2000                               By:/s/ Steven A. Rothstein
Date                                              Steven A. Rothstein, Chairman,
                                           President and Chief Executive Officer




August 10, 2000                               By: /s/ Robert H. Daskal
Date                                               Robert H. Daskal, Senior Vice
                                             President, Chief Financial Officer,
                                                         Secretary and Treasurer




August 10, 2000                               By:  /s/ David M. Williams
Date                                                   David M. Williams
                                                        Corporate Controller and
                                                        Chief Accounting Officer
                                       14