Form 10-K
period 2000-09-29
OLYMPIC CASCADE FINANCIAL CORP
filed 2000-12-22
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                         COMMISSION FILE NO.  001-12629
SEPTEMBER 29, 2000                                                    ----------


                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

           DELAWARE                                                   36-4128138
------------------------------------                                  ----------
(State or other jurisdiction of                               (I.R.S.   Employer
incorporation or organization)                               Identification No.)

            875 NORTH MICHIGAN AVENUE, SUITE 1560, CHICAGO, IL  60611
           ---------------------------------------------------- -----
               (Address of principal executive offices)      (Zip Code)

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

                                               YES   X        No
                                                   ------

As of December 11, 2000, 1,622,531 shares of the Company's common stock were held by non-affiliates, having an aggregate market value of $6,490,124. The number of common shares outstanding as of December 11, 2000 was 2,163,846.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the Securities and Exchange Commission ("SEC") in connection with the Company's Annual Meeting of Shareholders to be held on March 12, 2001 (the "Company's 2001 Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1 - BUSINESS
(A) GENERAL

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY, INCLUDING CHANGING MARKET CONDITIONS AND OTHER RISKS DETAILED IN THIS ANNUAL REPORT ON FORM 10-K AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

Olympic Cascade Financial Corporation, a Delaware corporation organized in 1997 ("Olympic" or the "Company"), is a financial services organization, operating through its three wholly-owned subsidiaries, National Securities Corporation, a Washington corporation organized in 1947 ("National"), WestAmerica Investment Group, a California corporation organized in 1974 ("WestAmerica") and Canterbury Securities Corporation ("Canterbury"), an Illinois corporation organized in 1998. Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies both in the United States and abroad through research, financial advisory services and sales, and investment banking services for both public offerings and private placements, and providing retail brokerage, institutional trading and trade clearance operations.

In June 2000, the Company acquired all of the outstanding stock of Canterbury, a Chicago, Illinois based broker-dealer specializing in private placement transactions. Canterbury was acquired for cash of $30,000 and the issuance of five-year warrants to acquire 5,000 unregistered shares of common stock of the Company at a price of $6.375 per share.

National conducts a national securities brokerage business through its main office in Seattle, Washington and in 62 other offices located in 20 states. Additionally, National operates in several international cities. Its business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. National's operations, and its largest sales office, is located in Seattle, Washington. Additionally, National has a significant retail and trading presence in New York City with corporate finance transactions originating in Chicago, Illinois. The majority of National's transactions with the public involve solicited trades.

WestAmerica,   based  in  Scottsdale,   Arizona,  is  a  registered   securities
broker-dealer providing primarily retail brokerage operations. The majority of WestAmerica's transactions with the public involve solicited trades.

As of September 29, 2000, the Company and its subsidiaries had approximately 120 employees and 310 independent contractors. Of these totals, approximately 350 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company's obligations for federal and state withholding, unemployment

(A)
GENERAL (Continued)

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

The Company's business plan includes the growth of its retail and institutional brokerage business, increased fixed income and proprietary trading, increased market-making trading, and online investing services. Management believes that consolidation within the industry is inevitable. Concerns attributable to the weakened market and increased competition help explain the increasing number of acquisition opportunities continuously introduced to the Company. The Company is focused on maximizing the profitability of its existing operations, while it continues to seek additional selective strategic acquisitions.

In October 2000, the Company opened a significant branch office of National in New York City. This office specializes in principal mark-ups and mark-downs as well as agency trading of fixed income products, OTC and Listed equities to various institutional clients. Additionally, this office has proprietary trading of Listed equities and retail brokers. In the future this branch may expand into market-making trade activities. This type of expansion would require additional capital at National.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For a more detailed analysis of our results by segment see Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operation."

(C) BROKERAGE SERVICES

Brokerage services to retail clients are provided through the Company's sales force of investment executives at National and WestAmerica.

NATIONAL SECURITIES CORPORATION

National is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and licensed in 50 states, the District of Columbia and Puerto Rico. National is also a member of the NASD, the Municipal Securities Rulemaking Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). During the fiscal year National sold its Chicago Stock Exchange (CHX) membership.

National is organized to meet the needs of its investment executives and their clients. To foster individual service, flexibility and efficiency, and to reduce fixed costs, investment executives at National act as independent contractors responsible for providing their own office facilities, sales assistants, telephone and quote service, supplies and other items of overhead. Investment executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to supervisory procedures. In addition, investment executives have direct access to research materials, management, traders, and all levels of support personnel.

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

Salespersons in the brokerage industry are traditionally compensated on the basis of set percentages of total commissions and mark-ups generated. Most brokerage firms bear substantially all of the costs of maintaining their sales forces, including providing office space, sales assistants, telephone service and supplies. The average commission paid to the salespersons in the brokerage industry generally ranges from 30% to 50% of total commissions generated.

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

National's data processing is supplied by an independent vendor on a time-sharing basis to process orders, reports, confirmations and statements as well as to maintain the general ledger, files of customers, and other market data. National utilizes other computer software, which is used for investment executive payroll and telephone cost allocation, including word processing and other office applications.

National clears approximately 90% of its own securities transactions and posts its books and records daily, with the remaining 10% of the transactions clearing through Bear Stearns Securities Corporation and Pershing. Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions. Operations personnel monitor compliance with applicable laws, rules and regulations.

WESTAMERICA INVESTMENT GROUP

WestAmerica is registered as a broker-dealer with the SEC and is licensed in 39 states and the District of Columbia. WestAmerica is also a member of the NASD, the MSRB and the SIPC. WestAmerica, offers traditional securities brokerage and financial planning business and fee-based investment management business to its retail clients.

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

CANTERBURY SECURITIES CORPORATION

Canterbury is a registered as a broker-dealer with the SEC and is licensed in Illinois. Canterbury is a member of the NASD, the MSRB and the SIPC. Canterbury specializes in private placement transactions. Canterbury has no retail customer accounts and therefore operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(i). Since acquisition, Canterbury has had no activity.

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

WestAmerica is approved by the NASD to engage in underwriting and has participated as an underwriter.

(E) PRINCIPAL AND AGENCY TRANSACTIONS

The Company buys and maintains inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to customers through National. The Company also maintains inventories in corporate and municipal debt securities for sale to customers.

At National, a staff of six traders and assistants in its Seattle headquarters, and three traders and assistants in its Spokane, Washington office, manage an inventory of securities, and conduct market-making activities. As of September 29, 2000, National made a market in approximately 100 equity securities, the majority of which were quoted on the NASDAQ stock market. This includes companies for which National managed or co-managed a public offering. Additionally, through its recently opened New York branch, the Company intends to substantially increase the number of securities for which it makes a market, and thereby increase this business in the coming year.

The Company's trading departments  require a substantial  commitment of capital.

Most principal transactions place the Company's capital at risk. Profits and losses are dependent upon the skill of the traders, price movements, trading activity and the size of inventories.

(E) PRINCIPAL AND AGENCY TRANSACTIONS (Continued)

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

In executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, the Company generally acts as agent and charges commissions which the Company believes are competitive, based on the services the Company provides to its customers. The Company may receive rebates for the order flow of the securities for which it does not make a market.

(F) ONLINE TRADING

The Company through NSCdirect (a division of National), provides online investing services for its customers. NSCdirect began trading in April 2000 and is serviced out of Seattle, Washington. The Company has various third party vendor agreements, which provide development, and hosting of the website. The website is located at www.nscdirect.com.

(G) SUPERVISION

The Securities Exchange Act of 1934, as amended, and the NASD Conduct Rules require the Company's subsidiaries to supervise the activities of its investment executives. As part of providing such supervision, the subsidiaries maintain an Operations and Procedures Manual. Compliance personnel conduct inspections of branch offices no less frequently than annually to review compliance with the Company's procedures. A registered principal provides continuous supervision at each of the Company's larger offices. The other offices (averaging two investment executives per office) are not required by NASD rules to have a registered principal on site and are therefore supervised by registered principals of the subsidiaries. Compliance reviews each customer trade to ensure compliance with the NASD Conduct Rules including mark-up guidelines.

ITEM 2 - PROPERTIES

The Company owns no real property. Its corporate headquarters are shared with National in leased space in Chicago, Illinois and Seattle, Washington. Additionally, through its subsidiaries, the Company leases office space in Marietta, Georgia, Scottsdale, Arizona and Spokane, Washington. The branch offices, which are run by independent contractors, are leased by those contractors. In October, 2000 the Company opened an office in New York, New York and will be leasing space for that office.

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

     On February 16, 1999, the District Court dismissed the plaintiffs' remaining claims against National in their entirety and granted National's motion for summary judgment. A final judgment was issued by the court on April 26, 1999. The plaintiffs filed a notice of appeal on May 4, 1999 and oral arguments were heard on December 6, 2000.

2. COMPLETE MANAGEMENT, INC. National has been named together with others as a defendant in a consolidated class action lawsuit filed against Complete Management, Inc. No specific amount of damages has been sought against National in the complaint. In June 2000, National filed to dismiss this action.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, which in the aggregate seek general and punitive damages approximating $3,600,000. The Company believes that the resolution of these matters will not have a material adverse effect. These matters arise out of the normal course of business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 29, 2000.

ITEM 4(A)- EXECUTIVE OFFICERS OF REGISTRANT

The following sets forth the names, ages and positions of all executive officers of the Company:

Steven A. Rothstein     50     Chairman and Chief Executive Officer
                               Chairman and Chief Executive Officer of National
                               Director of WestAmerica
                               Director of Canterbury

Mark A. Goldwasser      42     President
                               Managing Director of National

Robert H. Daskal        59     Senior Vice President
                               Chief Financial Officer
                               Treasurer and Secretary
                               Secretary of National
                               Director of WestAmerica
                               Director of Canterbury

Michael A. Bresner      56     President of National

David M. Williams       31     Corporate Controller and Chief Accounting Officer
                               Chief Operating Officer of National

Craig M. Gould          30     Vice-Chairman of Technology
                               Managing Director of National

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

On September 7, 2000 the Company's common stock stopped trading on the NASDQ Small Cap and began trading on The American Stock Exchange. Additionally, the Company's common stock trades on The Chicago Stock Exchange. The Company's common stock trades using the symbol OLY. As of September 29, 2000, the Company had approximately 1,000 shareholders, including those shareholders holding stock in street name and trust accounts.

Delaware law authorizes the Board of Directors to declare and pay dividends with respect to the Company's common stock either out of its surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless the Company's capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. As of this time, no shareholder holds preferential rights in liquidation. The Company has never declared a cash dividend, and does not presently foresee declaring one in the coming fiscal year. High and low closing bid quotations from September 26, 1998 to September 29, 2000 have been obtained from NASDAQ and The American Stock Exchange. The range of market prices for each quarter of fiscal years ended September 24, 1999 and September 29, 2000 are as follows:

PERIOD                                                    HIGH               LOW
------                                                    ----               ---
September 26, 1998/December 31, 1998                     $4.00             $0.88
January 1, 1999/March 26, 1999                           $8.97             $1.25
March 27, 1999/June 25, 1999                             $6.38             $2.31
June 26, 1999/September 24, 1999                         $5.19             $2.75

September 25, 1999/December 31, 1999                     $8.50             $3.13
January 1, 2000/March 31, 2000                          $13.56             $5.63
April 1, 2000/June 30, 2000                              $8.50             $5.75
July 1, 2000/September 29, 2000                          $8.06             $5.13

The closing bid price of the Company's common stock on December 11, 2000, as reported on the American Stock Exchange, was $4.00 per share.

ITEM 6 - SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 2000, 1999, 1998, 1997, and 1996 . This information has been derived from, and should be read in conjunction with, the audited financial statements, which appear elsewhere in this report. All information is expressed in thousands of dollars except per share information.


                                              Fiscal Year

                                      2000      1999    1998      1997     1996
Net revenues                        $60,809   $43,330  $45,694  $39,994  $34,899
Net income (loss) after tax           1,556       118   (4,666)     101    1,735
Net income (loss) per common share     0.73      0.08    (3.12)    0.07     1.66
Total assets                         92,915    86,697   73,116   63,774   57,955
Long-term obligations                   608     2,150    2,770        -        -
Stockholders' equity                  8,039     4,039    2,948    7,604    5,316
Cash dividends                            -         -        -        -        -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. THIS REPORT MAY CONTAIN CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR FUTURE BUSINESS PERFORMANCE. ANY SUCH STATEMENTS THAT REFER TO THE COMPANY'S ESTIMATED OR ANTICIPATED FUTURE RESULTS OR OTHER NON-HISTORICAL FACTS ARE FORWARD-LOOKING AND REFLECT THE COMPANY'S CURRENT PERSPECTIVE OF EXISTING TRENDS AND INFORMATION. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT CANNOT BE PREDICTED OR QUANTIFIED AND, CONSEQUENTLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, RISKS AND UNCERTAINTIES DETAILED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (REGISTRATION NO. 333-80247), FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 9, 1999 AND THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THE COMPANY'S ANNUAL REPORTS ON FORM 10-K AND QUARTERLY REPORTS ON FORM 10-Q. ANY FORWARD-LOOKING STATEMENTS CONTAINED IN OR INCORPORATED INTO THIS REPORT SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

The Company's fiscal year 2000 resulted in significant increase in revenues and net income as compared with the fiscal year 1999. The increase in revenues was due to growth in the retail brokerage and dealer operations combined with strong markets in the first half of fiscal 2000. Overall, the Company reported net income of $1,556,000 in the fiscal year 2000 compared with net income of $118,000 in the fiscal year 1999.

Revenues increased $17,479,000 or 40% in the fiscal year 2000 to $60,809,000 from $43,330,000 in the fiscal year 1999 and expenses increased $15,678,000 or 36% to $58,894,000 in the fiscal year 2000 from $43,216,000 in the fiscal year 1999. Revenues increased primarily due to the increase in commissions and net dealer inventory gains based on the strength of the market in the first half of the fiscal year.

Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark downs, increased $10,893,000, or 120%, to $19,950,000 from $9,057,000 during the fiscal year 2000 compared with the fiscal year 1999. This increase is due to National's London office dramatically increasing its business and the strength of the markets during the first half of the fiscal year.

Commission  revenue increased  $3,329,000 or 14% to $27,894,000 from $24,565,000 during the fiscal year 2000 compared with the fiscal year 1999. This increase was due to the strength of the markets in the first half of the fiscal year 2000.

RESULTS OF OPERATIONS (continued)
FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999 (continued)

Investment banking revenue increased $80,000 or 3% to $2,539,000 from $2,459,000 in the fiscal year 1999. The Company did not manage a public underwriting in fiscal years 2000 or 1999. During the fiscal year 2000 and the fiscal year 1999, investment banking revenue was generated primarily from the completion of private placement transactions and advisory fees.

Other revenue, consisting of asset management fees and revenue from market making trade order flow, increased $797,000, or 97%, to $1,620,000 from $823,000 during the fiscal year 2000 compared to the fiscal year 1999. The increase in other revenue was due mainly to an increase in asset management fees received through National Asset Management, a subsidiary of National.

Concurrent with the overall increase in revenues, total expenses increased $15,678,000, or 36%, to $58,894,000 from $43,216,000 in the fiscal year 1999.
This increase in expenses was anticipated due to increases in revenues, and thereby an increase in commission expense and employee compensation.

Commission expense increased $9,935,000, or 39%, to $35,670,000 from $25,735,000 due to the increase in commission revenue, and net dealer inventory gains from which commission expense is paid. Employee compensation expense increased $1,939,000, or 40%, to $6,821,000 from $4,882,000 in the fiscal year 1999. In
September 1998, certain members of management of the Company received temporary reductions in compensation, ranging from 10% to 62%. These reductions were reinstated in full prior to the first quarter of fiscal 2000. Overall, combined commissions and employee compensation as a percentage of revenue decreased slightly to 69.9% from 70.7% in the fiscal year 2000 and 1999, respectively.

As anticipated, with the overall increase in revenue expenses regarding occupancy, taxes, licenses and registration and other have increased from the fiscal year 1999 to the fiscal year 2000. Occupancy expense, consisting mainly of rent, office supplies and depreciation increased $1,088,000, or 43%, to
$3,636,000 from $2,548,000. This increase relates mainly to increased rent, depreciation and computer services. Rent increased approximately $320,000 at National due to a new office lease signed in July 1999 at a higher rate per square foot, as well as office space added for NSCdirect. Additionally, with the addition of NSCdirect, computer services and depreciation increased approximately $665,000, due to costs for additional equipment and computer services such as web hosting, off-site server maintenance and other costs associated with online trade execution and online account access. Additionally, included in the increase in computer services are increased costs from National's third party data processing company. These charges are calculated on a cost per trade basis and as overall trade volume increased in the first half of the fiscal year 2000, computer services increased.

Taxes, licenses and registration increased $721,000, or 680%, to $827,000 from $106,000. This increase was due primarily to National receiving a refund of prior years' business operating taxes totaling $330,000 in the fiscal year 1999. Additionally, with the increased revenue in fiscal 2000 business operating taxes, which are a revenue based tax, increased.

Other  expenses  increased  $1,025,000,  or 78%, to $2,344,000  from  $1,319,000 during the fiscal year 2000 and 1999, respectively. In the fiscal year 2000, the Company incurred travel and moving expenses totaling $818,000, an increase of approximately $263,000 from the prior fiscal year 1999. Also, the Company incurred additional employment agency fees totaling $83,000 as the Company hired more people to accommodate growth. Finally, customer write-offs and bad debt expense increased approximately $492,000 from the fiscal year 1999.

Interest expense increased $956,000, or 25%, to $4,720,000 from $3,764,000. The main reason for this increase is the increase in customer deposits, on which the Company pays interest and the accelerated accretion of interest on original issue discount notes, which were repaid during the second quarter of fiscal 2000. Original issue discount interest for the nine months totaled $232,000. The remaining interest expense increase was due to the increase in customer deposits of $7.0 million during the fiscal year 2000. This increase was more than offset by increased interest income from customer margin debt, which increased by $16.2 million during the fiscal year 2000. Interest income increased $1,985,000, or 36%, to $7,542,000 from $5,557,000 during the fiscal year 2000 as compared with the fiscal year 1999.

Professional  fees decreased  $380,000,  or 19%, to $1,576,000 from  $1,956,000.
This decrease is due to the Company resolving several of its lawsuits during the previous fiscal year.

Overall, diluted earnings were $0.73 per share as compared with $0.08 per share for the fiscal years 2000 and 1999, respectively.

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

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

RESULTS OF OPERATIONS (continued)
FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998 (continued)

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

Professional  fees increased  $575,000,  or 42%, to $1,956,000 from  $1,381,000.
After adjusting for professional fees paid at Friend and Travis, professional fees increased $654,000, or 47%, during the fiscal year 1999 compared with the fiscal year 1998 due to increased litigation that was substantially resolved during the fiscal year 1999. Included in professional fees is $524,000 relating to the settlement of three lawsuits during the fiscal year 1999, only $75,000 of which represented a cash payment.

LIQUIDITY AND CAPITAL RESOURCES

As with most financial services firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. National has a $3,000,000 revolving secured credit facility with Bank of America. These borrowings are short-term and generally do not extend beyond a few days. At September 29, 2000, National had no borrowings outstanding on this line. Additionally, National may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer.

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At September 29, 2000, National's net capital exceeded the requirement by $4,575,000.

WestAmerica, as a registered broker-dealer, is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that WestAmerica maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At September 30, 2000, WestAmerica's net capital exceeded the requirement by $193,000.

Canterbury, as a registered broker-dealer, is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that Canterbury maintain minimum net capital equal to $5,000. At September 29, 2000, Canterbury's net capital exceeded the requirement by $3,877.

Advances, dividend payments and other equity withdrawals from its subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

The Company believes its internally generated liquidity, together with access to external capital and debt resources, is sufficient to satisfy existing operations. However, as the Company expands its operations, including the expansion of its market making activities, or acquires other businesses, the Company will require additional capital.

As of the fiscal year ended September 29, 2000, total assets were $92,915,000 compared to total assets of $86,697,000 as of the fiscal year September 24, 1999, which represents a 7% increase in total assets for the 12-month period. As of fiscal year ended September 24, 1999, total assets were $86,697,000, compared to total assets of $73,116,000 as of September 25, 1998, which represents a 19% increase in total assets for the 12-month period.

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

The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short") and net positions as of September 29, 2000:

                              LONG            SHORT                  NET

Corporate stocks           $370,000         $192,000             $178,000 (long)
Stock options              $  6,000         $      -             $  6,000 (long)


ITEM 8 - FINANCIAL STATEMENTS

See part IV, Item 14(a)(1) for a list of financial statements filed as part of this Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 29, 2000.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item will be included in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be included in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item will be included in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company's 2001 Proxy Statement and is incorporated herein by reference.

 ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements are included in Part II Item 8:

         1.     FINANCIAL STATEMENTS

                    Independent Auditors' Report
                    Consolidated Financial Statements
                         Statements of Financial  Condition,  September 29, 2000
                           and September 24, 1999
                         Statements of Operations, Years Ended September 29, 2000, September 24, 1999 and September 25, 1998

                         Statements of Changes in Stockholders' Equity, Years ended September 29, 2000, September 24, 1999 and
                           September 25, 1998

                         Statements of Cash Flows,   Years  ended  September 29,
                           2000, September 24, 1999 and September 25, 1998
                         Notes to Consolidated Financial Statements


         2.     FINANCIAL STATEMENT SCHEDULES

                    Schedules not listed above have been omitted because they are not applicable or have been included in footnotes to the consolidated financial statements.

(B)      REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the fourth quarter ended September 29, 2000.

(C)      EXHIBITS

         See Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC CASCADE FINANCIAL CORPORATION
(Registrant)



DATE:    DECEMBER 20, 2000              BY:   /S/STEVEN A. ROTHSTEIN
      ------------------------                 ---------------------------------
                                        Steven A. Rothstein, Chairman and
                                        Chief Executive Officer

DATE:    DECEMBER 20, 2000              BY:    /S/ROBERT H. DASKAL
      ------------------------                 ---------------------------------
                                        Robert H. Daskal, Senior Vice President,
                                        Chief Financial Officer,  Treasurer  and
                                        Secretary

DATE:    DECEMBER 20, 2000              BY: /S/DAVID M. WILLIAMS
     ------------------------               ------------------------------------
                                        David M. Williams
                                        Chief Accounting Officer and
                                        Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:    DECEMBER 20, 2000              BY:    /S/STEVEN A. ROTHSTEIN
      ------------------------                 ---------------------------------
                                               Steven A. Rothstein, Chairman and
                                               Chief Executive Officer

DATE:    DECEMBER 20, 2000              BY:    /S/GARY A. ROSENBERG
      ------------------------                 ---------------------------------
                                               Gary A. Rosenberg, Director

DATE:    DECEMBER 20, 2000              BY:    /S/JAMES C. HOLCOMB, JR.
        ---------------------------            ---------------------------------
                                               James C. Holcomb, Jr., Director

DATE:    DECEMBER 20, 2000              BY:    /S/D.S. PATEL
        ---------------------------            ---------------------------------
                                               D.S. Patel, Director

To the Stockholders and
Board of Directors
Olympic Cascade Financial Corporation


We have audited the accompanying consolidated statements of financial condition of Olympic Cascade Financial Corporation and Subsidiaries as of September 29, 2000 and September 24, 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended September 29, 2000, September 24, 1999 and September 25, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olympic Cascade Financial Corporation and Subsidiaries as of September 29, 2000 and September 24, 1999, and the results of their operations and their cash flows for the years ended September 29, 2000, September 24, 1999 and September 25, 1998 in conformity with generally accepted accounting principles.

                                                    /S/Feldman Sherb & Co., P.C.
                                                       Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
December 1, 2000

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               September 29,       September 24,
                                                   2000                  1999
                                          -----------------    -----------------
                                     ASSETS

CASH, subject to immediate withdrawal       $    3,020,000       $      384,000

CASH, CASH EQUIVALENTS AND SECURITIES           29,517,000           41,416,000

DEPOSITS                                         1,792,000            1,679,000

RECEIVABLES:

     Customers                                  54,243,000           38,038,000
     Brokers and dealers                         1,994,000            2,342,000
     Other                                         394,000              976,000

SECURITIES HELD FOR RESALE, at market              376,000              298,000

FIXED ASSETS, net                                1,112,000            1,176,000

GOODWILL, net                                       74,000               45,000

OTHER ASSETS                                       393,000              343,000
                                          -----------------    -----------------
                                             $  92,915,000       $   86,697,000
                                          =================    =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES:

     Customers                               $  74,183,000       $   67,158,000
     Brokers and dealers                         5,329,000            7,581,000

SECURITIES SOLD, BUT NOT YET PURCHASED, at market  192,000              139,000

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
     OTHER LIABILITIES                           3,976,000            3,167,000

REVOLVING CREDIT LINE                                    -            2,100,000

NOTES PAYABLE                                      614,000            1,648,000

CAPITAL LEASE PAYABLE                              582,000              865,000
                                          ----------------     ----------------
                                                84,876,000           82,658,000
                                          -----------------    -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 100,000 shares
       authorized, none issued and outstanding           -                    -
     Common stock, $.02 par value, 6,000,000 shares
       authorized, 2,153,846 and 1,694,595 shares
         issued and outstanding                     43,000               34,000
     Additional paid-in capital                  8,810,000            6,375,000
     Accumulated Deficit                          (814,000)          (2,370,000)
                                          -----------------    -----------------
                                                 8,039,000            4,039,000
                                          -----------------    -----------------
                                          $     92,915,000     $     86,697,000
                                          =================    =================



                 See notes to consolidated financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended
                                     -------------------------------------------
                                     September 29,  September 24,  September 25,
                                         2000            1999           1998
                                     ------------    -----------   -------------

REVENUES:

  Commissions                        $ 27,894,000   $ 24,565,000   $ 23,636,000
  Net dealer inventory gains           19,950,000      9,057,000      5,512,000
  Underwriting                          2,539,000      2,459,000     10,726,000
  Interest and dividends                7,542,000      5,557,000      4,380,000
  Transfer fees and clearance services  1,264,000        869,000        735,000
  Other                                 1,620,000        823,000        705,000
                                     ------------    -----------   -------------

                                       60,809,000     43,330,000     45,694,000
                                     ------------    -----------   -------------

EXPENSES:

  Commissions                          35,670,000     25,735,000     25,045,000
  Employee compensation and
    related expenses                    6,821,000      4,882,000      8,746,000
  Occupancy and equipment costs         3,636,000      2,548,000      3,736,000
  Interest                              4,720,000      3,764,000      2,840,000
  Clearance fees                        2,035,000      1,773,000      1,565,000
  Communications                        1,265,000      1,133,000      1,922,000
  Taxes, licenses, registration           827,000        106,000        620,000
  Professional fees                     1,576,000      1,956,000      1,381,000
  Other operating expenses              2,344,000      1,319,000      5,129,000

                                     ------------    -----------   -------------
                                       58,894,000     43,216,000     50,984,000
                                     ------------    -----------   -------------

INCOME (LOSS) BEFORE INCOME TAXES       1,915,000        114,000     (5,290,000)

(PROVISION) BENEFIT FOR INCOME TAXES     (359,000)         4,000        624,000
                                     ------------    -----------   -------------

NET INCOME (LOSS)                    $  1,556,000   $    118,000   $ (4,666,000)
                                     ============    ===========   =============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  Basic                              $       0.80   $       0.08   $      (3.12)
                                     ============    ===========   =============
  Diluted                            $       0.73   $       0.08   $      (3.12)
                                     ============    ===========   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  Basic                                 1,947,572      1,563,499      1,496,634
                                     ============    ===========   =============
  Diluted                               2,124,751      1,563,499      1,496,634
                                     ============    ===========   =============









                 See notes to consolidated financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

             YEARS ENDED SEPTEMBER 29, 2000, SEPTEMBER 24, 1999 AND

                               SEPTEMBER 25, 1998


                                                             Common Stock             Additional      Retained
                                                     ---------------------------       Paid-In        Earnings
                                                         Shares         Amount         Capital        (Deficit)           Total
                                                     -----------    ------------    ------------    ------------     ---------------

BALANCE, September 26, 1997                            1,444,205      $  29,000      $ 5,045,000    $  2,530,000       $  7,604,000

     Exercise of stock options                             2,012              -            8,000               -              8,000
     Stock dividends                                      72,299          1,000          351,000        (352,000)                 -
     Original issue discount                                   -              -          307,000               -            307,000
     Treasury stock                                      (55,509)        (1,000)        (304,000)              -           (305,000)
     Net loss                                                  -              -                -      (4,666,000)        (4,666,000)
                                                     ------------     ----------    -------------    -----------     ---------------

BALANCE, September 25, 1998                            1,463,007         29,000        5,407,000      (2,488,000)         2,948,000

     Exercise of stock options                            82,613          2,000          297,000               -            299,000
     Exercise of stock warrants                            5,000              -           20,000               -             20,000
     Issuance of common stock and warrants
       in lawsuit settlement and payment of expenses     145,000          3,000          618,000               -            621,000
     Options issued to consultants                             -              -           38,000               -             38,000
     Treasury stock                                       (1,025)             -           (5,000)              -             (5,000)
     Net income                                                -              -                -         118,000            118,000
                                                     ------------     ----------    -------------    -----------     ---------------

BALANCE, September 24, 1999                            1,694,595         34,000        6,375,000      (2,370,000)         4,039,000

     Exercise of stock options, including
       $150,000 income tax benefit                       144,063          3,000          744,000                            747,000
     Exercise of stock warrants                          315,188          6,000        1,589,000                          1,595,000
     Options issued to consultants                                                        82,000                             82,000
     Warrants issuance in connection with acquisition                                     20,000                             20,000
     Net income                                                                                        1,556,000          1,556,000

                                                     ------------     ----------    -------------    -----------     ---------------

BALANCE, September 29, 2000                            2,153,846      $  43,000      $ 8,810,000    $   (814,000)      $  8,039,000
                                                     ============     ==========    =============    ============    ===============




                 See notes to consolidated financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years Ended
                                                                        ------------------------------------------------------------
                                                                             September 29,      September 24,        September 25,
                                                                                2000                 1999                  1998
                                                                        ------------------   ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $  1,556,000       $    118,000         $    (4,666,000)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
     Depreciation and amortization                                               498,000            408,000                 716,000
     Issuance of common stock in lawsuit settlement                                    -            501,000                       -
     Issuance of common stock in payment of expenses                                   -            120,000                       -
     Compensation related to issuance of stock options                            82,000             38,000                       -
     Loss (gain) on sale of subsidiaries                                               -             (5,000)              1,114,000
     Loss on disposal of fixed assets                                                  -                  -                       -
     Deferred income tax                                                         (76,000)            (2,000)                  6,000
     Changes in assets and liabilities:
       Decrease (increase) in cash, cash equivalents and securities           11,899,000        (14,068,000)              3,586,000
       (Increase) decrease in deposits                                          (113,000)           345,000                (732,000)
       Increase in receivables                                               (15,275,000)          (535,000)            (16,379,000
       Decrease (increase) in federal income tax receivable                      258,000            654,000                 (57,000)
       (Increase) decrease in securities held for resale                         (78,000)           (63,000)              1,831,000
       Increase(decrease) in other assets                                         26,000           (211,000)               (413,000)
       Increase in payables                                                    4,773,000         12,477,000              11,682,000
       Increase (decrease) in securities sold, but not yet purchased              53,000             66,000                (974,000)
       Increase (decrease) in accounts payable, accrued expenses
         and other liabilities                                                   758,000          1,195,000                (320,000)
                                                                        ------------------   ------------------    -----------------
NET CASH PROVIDED(USED IN) BY OPERATING ACTIVITIES                             4,361,000          1,038,000              (4,606,000)
                                                                        ------------------   ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                   (413,000)          (276,000)               (371,000)
     Sale of fixed assets                                                              -                  -                 124,000
     Purchase of subsidiary                                                      (30,000)                 -                       -
     Proceeds from sale of subsidiary                                                  -                  -                 500,000
                                                                        ------------------   ------------------    -----------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                             (443,000)          (276,000)                253,000
                                                                        ------------------   ------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Excercise of stock warrants                                               1,595,000                  -                       -
     Exercise of stock options                                                   597,000            319,000                   8,000
     Borrowings (repayments) on line of credit                                (2,100,000)          (600,000)              2,700,000
     Proceeds from notes payable                                                       -                  -               1,925,000
     Payments on capital lease                                                  (340,000)          (348,000)               (108,000)
     Payments on notes payable                                                (1,034,000)          (300,000)               (600,000)
                                                                        ------------------   ------------------    -----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (1,282,000)          (929,000)              3,925,000
                                                                        ------------------   ------------------    -----------------

INCREASE (DECREASE) IN CASH                                                    2,636,000           (167,000)               (428,000)

CASH, beginning of year                                                          384,000            551,000                 979,000
                                                                        ------------------   ------------------    -----------------
CASH, end of year                                                       $      3,020,000     $      384,000          $      551,000
                                                                        ==================   ==================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:

     Interest                                                           $      4,714,000     $    3,727,000          $    2,783,000
                                                                        ==================   ==================    =================
     Income taxes                                                       $              -     $            -          $            -
                                                                        ==================   ==================    =================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES

     Warrants issued in connection with acquisition                     $         20,000     $            -          $            -
                                                                        ==================   ==================    =================
     Tax effect of stock options exercised                              $        150,000     $            -          $            -
                                                                        ==================   ==================    =================
     Warrants issued as a discount on notes payable                     $              -     $            -          $      307,000
                                                                        ==================   ==================    =================
     Redemption and retirement of capital stock                         $              -     $        5,000          $      305,000
                                                                        ==================   ==================    =================
     Assets under capital lease                                         $              -     $            -          $    1,180,000
                                                                        ==================   ==================    =================


                 See notes to consolidatd financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 29, 2000, SEPTEMBER 24, 1999 AND SEPTEMBER 25, 1998
          -------------------------------------------------------------


1.   ORGANIZATION:

     OLYMPIC CASCADE FINANCIAL CORPORATION ("OLYMPIC" OR THE "COMPANY") is a diversified financial services organization, operating through its three wholly owned subsidiaries, National Securities Corporation ("National"), WestAmerica Investment Group ("WestAmerica") and Canterbury Securities Corporation ("Canterbury"). Olympic provides financing options for emerging, small and middle capitalization companies through institutional research and sales and investment banking services for both public offerings and private placements, and also provides retail brokerage and trade clearance operations.

     During the year ended September 25, 1998, the Company sold its interests in both L.H. Friend, Weinress, Frankson & Presson, Inc. ("Friend") and Travis Capital, Inc. ("Travis").

     During the year ended September 29, 2000, the Company acquired all of the outstanding the stock of Canterbury. Canterbury had no activity since its acquisition.

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

     j. IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 29, 2000 the Company believes that there has been no impairment of its long-lived assets.

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

     Additionally, the Company maintains deposits at financial institutions which at times, may exceed the $100,000 federally insured limit.

3.   CORPORATE RESTRUCTURING AND ACQUISITIONS AND DISPOSALS

     ACQUISITIONS - In June 1997, the Company acquired all of the outstanding stock of WestAmerica, a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services. WestAmerica was acquired for $443,000 in cash and an agreement that provides for the payment of bonus compensation to certain brokers. The Company recorded this transaction under the purchase method of accounting and recorded goodwill of $83,000 for the purchase price and direct costs in excess of the net fair value of the assets acquired.

     Effective January 1, 1998, the Company sold its investment in Travis to Travis & Company, a Salt Lake City, Utah based broker-dealer focusing on private placement of securities for emerging and middle market companies in the U.S. and internationally which it had acquired in June 1999 in exchange for 20,000 unregistered shares of the Company's common stock valued at $90,000. Travis was sold in exchange for a note of $281,000. The Company wrote off unamortized goodwill of $40,000, recorded a gain of approximately $97,000 and subsequent to the sale recorded a corresponding allowance on the note receivable of $215,000. The Company collected approximately $66,000 and received 1,025 shares of the Company's common stock.

     Effective August 31, 1998, the Company sold its investment in Friend, a Southern California based broker dealer acquired in March 1997, to an investment group led by the subsidiary's management in exchange for $500,000 and the redemption of 55,509 shares of the Company's common stock issued in the purchase. The Company wrote off goodwill and receivables of approximately $1,334,000. The Company recorded a loss on the transaction of approximately $900,000.

     In June 2000, the Company acquired all of the outstanding stock of Canterbury, an Illinois based broker-dealer focusing on private placement of securities. Canterbury was acquired for $30,000 in cash plus the issuance of warrant to purchase 5,000 shares of the common stock of the Company at an excercise price of $6.375 per share. The Company recorded this transaction under the purchase method of accounting and recorded goodwill of $50,000.

     The operating results of these acquired companies are included in the consolidated statement of operations from their respective acquisition dates through their dates of disposition. Goodwill resulting from the WestAmerica and Canterbury acquisitions are being amortized over five years.

4.   CASH, CASH EQUIVALENTS AND SECURITIES

     Cash, cash equivalents, and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:

                                         September 29,             September 24,
                                            2000                      1999
                                      ----------------        ------------------
     United States Government
     obligations                      $   29,512,000          $      40,521,000

     Cash                                      5,000                    895,000
                                      ----------------        ------------------
                                      $   29,517,000          $      41,416,000
                                      ================        ==================


     The United States Government obligations mature at various dates through January 2029 and are stated at current market values. The reverse repurchase agreements are carried at cost, which approximates market value. The Company purchases these obligations at fixed, variable and adjustable interest rates in order to reduce exposure to interest rate changes.

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

     Included in amounts payable to customers are balances in accounts of officers and directors totaling $204,000 at September 29, 2000 and $109,000 at September 24, 1999 respectively.


6.   BROKER-DEALER RECEIVABLES AND PAYABLES

     Amounts receivable from and payable to brokers and dealers include:

                                           September 29,           September 24,
                                              2000                    1999
                                        ----------------     -------------------
     Due from clearing organization     $        461,000     $         1,231,000
     Deposits paid for securities borrowed       179,000                 720,000
     Commissions receivable                      292,000                 327,000
     Interest and dividends                            -                   5,000
     Securities failed to deliver              1,062,000                  59,000
                                        ----------------      ------------------
          Total receivable              $      1,994,000     $         2,342,000
                                        ================      ==================

     Due to clearing organization       $      4,499,000     $         6,819,000
     Securities failed to receive                830,000                 762,000
                                        ----------------      ------------------
           Total payable                $      5,329,000     $         7,581,000
                                        ================      ==================

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

7.   SECURITIES HELD FOR RESALE

     Securities held for resale and securities sold, but not yet purchased consist of the following:

                             September 29, 2000            September 24, 1999
                    ----------------------------------  ------------------------
                        Securities        Sold , But    Securities     Sold, But
                      Held For Resale      Not Yet        Held For       Not Yet
                                          Purchased       Resale       Purchased
                    ----------------  ---------------   ----------    ----------

     Corporate stocks $   370,000      $  192,000      $  294,000  $     134,000

     U.S. Government
     obligations            6,000               -               -              -

     Stock options              -               -           4,000          5,000

                    -------------      ----------      -----------  ------------
                     $    376,000      $  192,000      $  298,000  $     139,000
                    =============      ==========      ===========  ============

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

8.   FIXED ASSETS

     Fixed assets, at cost, consist of the following:

                                    September 29, 2000        September 24, 1999
                                    ------------------        ------------------
     Office machines                $         446,000         $          320,000
     Furniture and fixtures                   629,000                    561,000
     Interactive fixed assets                  56,000                          -
     Phone system                             151,000                          -
     Electronic equipment                   1,155,000                    383,000
     Leasehold improvements                   169,000                    935,000
     Assets under capital leases            1,180,000                  1,180,000
                                    -----------------         ------------------
                                            3,786,000                  3,379,000
     Less accumulated depreciation and
     amortization                           2,674,000                  2,203,000
                                    -----------------         ------------------
                                    $       1,112,000         $        1,176,000
                                    =================         ==================

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

     The following is a schedule of assets under capital leases:

     Office machines                                       $            180,000
     Furniture and fixtures                                             512,000
     Electronic equipment                                               352,000
     Leasehold improvements                                             136,000
                                                              ------------------
                                                                      1,180,000

     Less accumulated depreciation and amortization                    (634,000)
                                                              ------------------
                                                           $            546,000
                                                              ==================

     The following is a schedule by years of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of September 29, 2000:

     Fiscal year ended


     2001                                                     $          340,000
     2002                                                                357,000
                                                                ----------------
     Total minimum lease payments                                        697,000
     Less: Amount representing taxes                                      39,000
                                                                ----------------
     Net minimum lease payments                                          658,000
     Less amount representing interest                                    76,000
                                                                ----------------
     Present value of net minimum lease payments              $          582,000
                                                                ================
9.   LINE OF CREDIT

     National has an unsecured line of credit of up to $3,000,000. The line is subject to renewal in January 2001. Borrowings bear interest at the bank's prime rate which was 9.50% at September 29, 2000. Interest is payable monthly. At September 29, 2000, the Company had no outstanding borrowings under the line of credit.

10.  NOTES PAYABLE

     In November 1997, the Company executed two promissory notes totaling $925,000. The notes bear interest at 6% and 8% with the principal to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the notes, warrants for the purchase of 126,000 shares at an exercise price of $5.36 per share of the Company's common stock were issued. The warrants were valued at $120,000 and were recorded as a discount to the notes. During the year ended September 29, 2000, the Company satisfied one the above notes which had a remaining balance of $425,000 with the proceeds from the exercise of 78,750 warrants.

     In January 1998,  the Company  executed a promissory  note for  $1,000,000.
     This note bears interest at 8% and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the note, warrants for the purchase of 157,500 shares at an exercise price of $5.34 per share of the Company's common stock were issued. The warrants were valued at $157,500 and were recorded as a discount to the note. During the year ended September 29, 2000, the Company prepaid $841,000 of the note with the proceeds from the exercise of 157,500 warrants.

     The following is a schedule by years of debt maturity as of September 29, 2000:

                 Fiscal year ended

                 2001                                       $           275,000
                 2002                                                   330,000
                 2003                                                    55,000
                                                                ----------------
                                                                        660,000

                 Less: discount on notes                                (46,000)
                                                                ----------------
                                                             $           614,000
                                                                ================


11.  FEDERAL INCOME TAX


     The income tax (provision) benefit consists of:

                                                Years Ended
                      ----------------------------------------------------------
                        September 29,           September 24,      September 25,
                            2000                    1999                1998
                      ------------------     -----------------    --------------
     Current federal
     income tax       $       (392,000)      $          8,000     $     626,000

     Deferred federal
     income tax                 79,000                      -            (2,000)

     Current state
     income tax                (46,000)                 4,000                 -
                      -----------------      ----------------     --------------
                      $       (359,000)      $          4,000     $     624,000
                      =================      ================     ==============

     The income tax (provision) benefit varies from the federal statutory rate as follows:

                                            Years Ended
                      ----------------------------------------------------------
                      September 29, 2000 September 24, 1999   September 25, 1998
                      ------------------ ------------------- -------------------
     Statutory federal
     rate             $      (651,000)   $          (39,000) $        1,852,000

     State income taxes,
     net of federal
     income  tax benefit      (96,000)               (4,000)                  -


     Losses for which no
     benefit is provided            -                     -          (1,230,000)

     Tax benefit of net
     operating losses         642,000                47,000                   -

     Other                   (254,000)                    -               2,000
                     ----------------     ------------------   -----------------
                     $       (359,000)   $            4,000    $        624,000
                     ================     ==================   =================


     Significant components of the Company's deferred tax assets which are included in other assets in the accompanying financial statements are as follows:

                                           September 29,          September 24,
                                               2000                   1999
                                         ---------------    -------------------
     Net Operating losses                $             -    $           578,000

     Difference in depreciation and
     reserves for employee advances              117,000                125,000

                                         ---------------    --------------------
     Total                                       117,000                703,000
     Valuation allowance                               -              (662,000)
                                         ---------------    -------------------
       Total deferred tax asset          $       117,000    $            41,000
                                         ===============    ====================

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

     During fiscal 2000 the Company entered into an employment agreement with an executive officer. The term of the agreement is three years expiring in June 2003 with an annual salary of $400,000 and immediately vested options to acquire 150,000 shares of the Company's common stock at an exercise price of $7.25 per share. The agreement provides for payment of one year's salary upon severance of employment by the Company.

     LEASES - As of September 29, 2000, the Company is committed under operating leases for future minimum lease payments as follows:

               FISCAL YEAR ENDING

                             2001                          $           1,345,000
                             2002                                      1,065,000
                             2003                                        849,000
                             2004                                        602,000
                                                               -----------------
                                                           $           3,861,000
                                                               =================


     Rental expense for operating leases for the years ended September 29, 2000, September 24, 1999 and September 25, 1998 was $1,541,000, $933,000 and
     $1,661,000, respectively.

     UNDERWRITINGS - During fiscal 2000, the Company participated in underwriting securities for private placements, initial and secondary public offerings. At September 29, 2000, the Company has no outstanding commitments relating to underwriting transactions.

13.  CONTINGENCIES

     In June 1997, a Trust and three individuals, commenced a lawsuit against Olympic and National. The action against Olympic was subsequently dismissed. The plaintiffs alleged the defendants' failure to purchase securities from them constitutes, among other things, breach of contract, securities rule violations and fraud. In February 1999, the District Court dismissed plaintiffs' claims against National in their entirety and granted National's motion for summary judgement. A final judgement was issued by the court in April 1999. The plaintiffs filed a notice of appeal in May 1999 and oral arguments were heard on December 6, 2000.

     The Company has been named together with others as a defendant in a consolidated lawsuit filed against an unrelated third party in 1999. No specific amounts of damages has been sought against the Company in the complaint. In June 2000, the Company filed to dismiss the above action.

     The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims which in the aggregate seek general and punitive damages approximating $3,600,000. These matters arise out of the normal course of business.

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

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Had compensation cost for the Company's stock option plans been determined base upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $1,696,000 $.80 per share in 2000, $705,000, or $.45 per share in 1999, $761,000, or $0.50 per share in 1998. The fair value of the options granted during 2000, 1999 and 1998 is estimated at $1,696,000, $946,000 and $1,153,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                     2000              1999            1998
                                --------------    ------------    --------------
        Volatility                 106.00%           144.00%          63.87%
        Risk-free interest rate      6.25%             5.00%           6.17%
        Expected life                5 years           5 years         5 years


A summary of the status of the Company's stock options is presented below:

                                                                                            Weighted
                                                                                             Average
                                                                                              Price
                                   Authorized            Granted           Available         Per Share
                                ------------------    --------------     --------------    -------------

Balance,
September 26, 1997                      1,183,806           781,130            402,676       $     4.88
  Creation of new plan                          -           148,500          (148,500)
  Granted                                 (2,012)           (2,012)                  -       $     3.73
  Exercised                             (161,640)         (161,340)                  -
                                ------------------    --------------     --------------
Balance,
September 25, 1998                      1,020,454           766,278            254,176       $     4.84
 Creation of new plan                     500,000                 -            500,000                -
  Granted                                       -           425,500          (425,500)             4.35
  Exercised                              (82,613)          (82,613)                  -       $     3.62
  Forfeitures                            (40,643)          (40,643)                  -       $        -
                                ------------------    --------------     --------------
Balance,
September 24, 1999                      1,397,198         1,068,522            328,676       $     4.65
 Creation of new plan                     500,000                 -            500,000                -
  Granted                                       -           383,600          (383,600)       $     6.82
  Exercised                             (139,063)         (139,063)                  -       $     4.14
  Forfeitures                            (75,918)          (75,918)                  -       $        -
                                ------------------    --------------     --------------
Balance,
September 29, 2000                      1,682,217         1,237,141            445,076       $     5.41
                                ==================    ==============     ==============

                                      F-18

The following table summarizes information about stock options outstanding at September 29, 2000:

                                     Options Outstanding                            Options Exercisable

                    ------------------------------------------------------    ---------------------------------
                                            Weighted           Weighted                             Weighted
    Range of                                 Average            Average                              Average
 Exercise Prices          Number            Remaining          Exercise           Number            Exercise
                        Outstanding       Contract Life         Prices          Exercisable          Prices
------------------    ----------------   ----------------     ------------    ----------------     ------------

$3.39-3.81                    252,833         1.42         $     3.59                 227,633   $     3.60
$4.00-4.69                    341,538         3.12         $     4.32                 256,779   $     4.32
$5.36-5.64                    164,356         2.12         $     5.42                 149,497   $     5.42
$6.13-6.75                     95,000         4.88         $     6.32                  65,000   $     6.13
$7.12-7.50                     338,914         3.28         $     7.23                 338,914   $     7.23
   $8.00-8.50                  44,500         4.50         $     8.28                  35,000   $     8.21
                      ----------------                                        ----------------
                            1,237,141                                               1,072,823
                      ================                                        ================


15.  NET CAPITAL REQUIREMENTS

     National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At September 29, 2000, National's net capital exceeded the requirement by $4,575,000.

     WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that each company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At September 29, 2000, WestAmerica's net capital exceeded the requirement by $193,000.

     Canterbury is also subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Canterbury must meet a minimum capital requirement of $5,000. As of September 29, 2000, Canterbury was in compliance with the minimum capital requirement.

     Advances, dividend payments and other equity withdrawals from its subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to the Company.

16.  EMPLOYEE BENEFITS

     The Company's subsidiaries have defined 401(k) profit sharing plans which cover substantially all of their employees. Under the terms of the plans, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to their respective plans. Each company's annual contributions are made at the discretion of the respective Board of Directors. During the fiscal years September 29, 2000, September 24, 1999 and September 25, 1998, the Company made no such contributions.


17.  FINANCIAL INFORMATION - OLYMPIC CASCADE FINANCIAL CORPORATION

     Olympic was formed on February 6, 1997. The following Olympic (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                          September 29,        September 24,
                                                                              2000                 1999
                                                                        ------------------   ------------------

Cash, subject to immediate withdrawal                                    $         31,000     $         15,000
Receivable from subsidiaries                                                      567,000              197,000
Other receivables                                                                  41,000               50,000
Capital leases                                                                    546,000              812,000
Investment in subsidiaries                                                      8,219,000            5,757,000
Other assets                                                                      122,000               87,000
                                                                         ------------------   ------------------
                                                                         $      9,526,000     $      6,918,000
                                                                         ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                 $        291,000      $       110,000
Payable to subsidiaries                                                                 -              256,000
Capital lease payable                                                             582,000              865,000
Note payable                                                                      614,000            1,648,000
                                                                         ------------------   ------------------
                                                                                1,487,000            2,879,000
                                                                         ------------------   ------------------
Stockholders' equity                                                            8,039,000            4,039,000
                                                                         ------------------   ------------------
                                                                         $      9,526,000     $      6,918,000
                                                                         ==================   ==================



                      OLYMPIC CASCADE FINANCIAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                                           Years Ended

                                                                --------------------------------------------------------------------
                                                                  September 29, 2000    September 24, 1999        September 25, 1998
                                                                ---------------------  ----------------------   --------------------

Operating expenses                                              $     (1,164,000)      $      (624,000)         $     (2,609,000)
                                                                ---------------------  ----------------------   --------------------
Other income (expenses)
      Interest and other income                                           60,000                20,000                   151,000
      Gain on investment in subsidiaries(net of income taxes)          2,660,000               717,000                (1,094,000)
      Gain on sale of investments                                              -                 5,000                (1,114,000)
                                                                ---------------------   ---------------------    -------------------
Net income                                                       $     1,556,000        $      118,000           $    (4,666,000)
                                                                =====================   =====================    ===================








                      OLYMPIC CASCADE FINANCIAL CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                Additional
                                                         Common Stock            Paid-In           Accumulated
                                                    Shares          Amount       Capital             Deficit             Total
                                                  -----------    ------------   ------------      --------------    ----------------

BALANCE, September 26, 1997                       1,444,205    $     29,000   $  8,821,000       $  (1,246,000)      $   7,604,000

  Exercise of stock options, including
    income tax benefit                                2,012               -          8,000                   -               8,000
  Stock dividends                                    72,299           1,000        351,000            (352,000)                  0
  Stock redemption                                  (55,509)         (1,000)      (304,000)                  -            (305,000)
  Original discount on notes payable                      -               -        307,000                   -             307,000
  Net loss                                                -               -              -          (4,666,000)         (4,666,000)
                                                  ----------     -----------   ----------------    ----------------   --------------
BALANCE, September 25, 1998                       1,463,007          29,000      9,183,000          (6,264,000           2,948,000
                                                  ----------     -----------   ----------------    ----------------   --------------

  Exercise of stock options                          82,613           2,000        297,000                   0             299,000
  Exercise of stock warrants                          5,000               0         20,000                   0              20,000
  Treasury stock                                     (1,025)              0         (5,000)                  0              (5,000)
  Issuance of common stock in legal settlements
    and payment of services                         145,000           3,000        498,000                   0             501,000
  Warrants issued in conjunction with legal settlements   -               0        120,000                   0             120,000
  Options issued to consultants                           -               0         38,000                   0              38,000
  Net income                                              -               0              0             118,000             118,000
                                                 ------------    ------------  ----------------    ----------------   --------------
BALANCE, September 24, 1999                       1,694,595          34,000     10,151,000          (6,146,000)          4,039,000
                                                 ------------    ------------  ----------------    ----------------   --------------

  Exercise of stock options, including
   $150,000 income tax benefit                      144,063           3,000        744,000                                 747,000
  Exercise of stock warrants                        315,188           6,000      1,589,000                               1,595,000
  Options issued to consultants                                                     82,000                                  82,000
  Warrants issuance in connection with acquisition                                  20,000                                  20,000
  Net income                                                                                         1,556,000           1,556,000

                                                 -----------    ------------   ----------------    ----------------   --------------
  Balance, September 29, 2000                     2,153,846     $    43,000   $ 12,586,000        $ (4,590,000)      $   8,039,000
                                                 ===========    ============   ================    ================   ==============


                      OLYMPIC CASCADE FINANCIAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                         Years Ended

                                                          --------------------------------------------------------------------------
                                                           September 29, 2000         September 24, 1999          September 25, 1998
                                                          -------------------      -----------------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $   1,556,000              $      118,000       $         (4,666,000)
  Adjustments to reconcile net income to net cash
     provided by (used in) from operating activities
     Gain on foreign currency translation                                  -                           -                          -
     Loss on investment in subsidiaries                           (1,602,000)                    232,000                  1,094,000
     Gain (loss) on sale of subsidiaries                                   -                      (5,000)                 1,114,000
     Issuance of common stock in lawsuit settlement                        -                     501,000                          -
     Issuance of common stock in payment of expenses                       -                     120,000                          -
     Compensation related to issuance of stock options                82,000                      38,000                          -
     Depreciation and amortization                                   290,000                     285,000                    169,000
     Changes in assets and liabilities                              (238,000)                   (720,000)                 1,196,000
                                                              ----------------           -----------------    ----------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   88,000                     569,000                 (1,093,000)
                                                              ----------------           -----------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of subsidiaries                                     (30,000)                          -                          -
     Capital contributions to subsidiaries                          (860,000)                   (233,000)                  (135,000)
                                                              ----------------           -----------------    ----------------------
NET CASH USED IN INVESTING ACTIVITIES                               (890,000)                   (233,000)                  (135,000)
                                                              ----------------           ------------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of stock options                                       597,000                     319,000                      8,000
     Proceeds from notes payable                                           -                           -                  1,925,000
     Exercise of stock warrants                                    1,595,000
     Payments on capital lease                                      (340,000)                   (348,000)                  (108,000)
     Payments on note payable                                     (1,034,000)                   (300,000)                  (600,000)
                                                              ----------------            ----------------    ----------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  818,000                    (329,000)                 1,225,000
                                                              ----------------            ----------------    ----------------------

NET INCREASE IN CASH                                                  16,000                       7,000                     (3,000)

CASH BALANCE

     Beginning of year                                                15,000                       8,000                     11,000
                                                              ----------------            ----------------    ----------------------
     End of year                                           $          31,000           $          15,000           $          8,000
                                                              ================            ================    ======================


                                  EXHIBIT INDEX

      3.1 Certificate of Incorporation, previously filed on Form S-4 in November 1996 and hereby incorporated by reference.

      3.2 The Company's Bylaws, previously filed on Form S-4 in November 1996 and hereby incorporated by reference.

      3.3      The Company's Amended and Restated  Bylaws


     10.1      Office  lease,  Chicago,  Illinois,  previously  filed as Exhibit
               10.27 to Form 10-K in December 1996 and hereby incorporated by reference.

     10.2      Office lease,  Spokane,  Washington,  previously filed as Exhibit
               10.28 to Form 10-K in December 1996 and hereby incorporated by reference.

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

    10.12 1996 Stock Option Plan, previously filed as Exhibit 4.1 to Form S-8 in February 1999 and hereby incorporated by reference.

    10.13 1997 Stock Option Plan, previously filed as Exhibit 4.2 to Form S-8 in February 1999 and hereby incorporated by reference.

    10.14 1999 Stock Option Plan, previously filed as Exhibit 4.3 to Form S-8 in February 1999 and hereby incorporated by reference.

    10.15*     Employment contract dated July 1999,  previously filed as Exhibit
               10.15 to Form 10-K in December 1999 and hereby incorporated by reference.

    10.16*     Employment  contract dated July 1999 previously  filed as Exhibit
               10.16 to Form 10-K in December 1999 and hereby incorporated by reference.

    10.17*     Employment  contract dated July 1999 previously  filed as Exhibit
               10.17 to Form 10-K in December 1999 and hereby incorporated by reference.

    10.18*     Employment  contract dated July 1999 previously  filed as Exhibit
               10.18 to Form 10-K in December 1999 and hereby incorporated by reference.

    10.19*     Employment  contract dated July 1999 previously  filed as Exhibit
               10.19 to Form 10-K in December 1999 and hereby incorporated by reference.

    10.20      Office lease,  Seattle,  Washington  previously  filed as Exhibit
               10.20 to Form 10-K in December 1999 and hereby incorporated by reference.

    10.21 2000 Stock Option Plan, previously filed as Exhibit 4.1 to Form S-8 in June 2000 and hereby incorporated by reference.

    10.22*     Employment contract dated June 2000.

    11.        Computation of Earnings per Share.

    16.1 Change in Certifying Accountant, previously filed to Form 8-K in August 1998 and hereby incorporated by reference.

    21.        Subsidiaries of Registrant.

    23.1 Consent of Feldman Sherb Erhlich & Co., P.C., previously filed to Forms S-8 in February 1999 and June 2000 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.

    23.2 Consent of Moss Adams LLP, previously filed to Forms S-8 in February 1999 and June 2000 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.

    23.3 Consent of Camhy Karlinsky & Stein LLP, previously filed to Form S-8 in February 1999 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.

    23.4 Consent of D'Ancona & Pflaum LLC, previously filed to Form S-8 in June 2000 and hereby incorporated by reference.

    24. Power of Attorney, previously filed to Forms S-3 in May 1999 and June 1999.

    27.        Financial Data Schedule.

    *Compensatory agreements