Form 10-Q
period 2000-12-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2001-02-13
CIK 1023844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2000         Commission File Number 001-12629

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                     (Exact name of registrant as specified)


         DELAWARE                                                 36-4128138
-------------------------                                     ------------------
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


            875 NORTH MICHIGAN AVENUE, SUITE 1560, CHICAGO, IL 60611
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:           (312) 751-8833


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X No

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at February 9, 2001 was 2,220,449.

                      OLYMPIC CASCADE FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                            December 31,           September 29,
                                               2000                    2000
                                           (unaudited)              (audited)
                                         ---------------         ---------------


CASH, subject to immediate withdrawal       $ 1,563,000             $ 3,020,000
CASH, CASH EQUIVALENTS AND SECURITIES        42,328,000              29,517,000
DEPOSITS                                      4,017,000               1,792,000
RECEIVABLES

  Customers                                  35,839,000              54,243,000
  Brokers and dealers                           773,000               1,994,000
  Other                                         695,000                 394,000
SECURITIES HELD FOR RESALE, at market         1,106,000                 376,000
FIXED ASSETS, net                             1,063,000               1,112,000
GOODWILL, net                                    65,000                  74,000
OTHER ASSETS                                  1,035,000                 393,000
                                         ---------------         ---------------
                                           $ 88,484,000            $ 92,915,000
                                         ===============         ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES

            Customers                      $ 69,663,000            $ 74,183,000
            Brokers and dealers               4,192,000               5,329,000
SECURITIES SOLD, BUT NOT YET PURCHASED,
  at market                                     141,000                 192,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
  OTHER LIABILITIES                           2,937,000               3,976,000
REVOLVING CREDIT LINE                         3,000,000                       -
NOTES PAYABLE                                   614,000                 614,000
CAPITAL LEASE PAYABLE                           513,000                 582,000
                                         ---------------         ---------------
                                             81,060,000              84,876,000
                                         ---------------         ---------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    100,000 shares authorized,
       none issued and outstanding                    -                       -
  Common stock, $.02 par value, 6,000,000
    shares authorized, 2,163,846 and
      2,153,846 shares issued and outstanding,
         respectively                            43,000                  43,000
  Additional paid-in capital                  8,868,000               8,810,000
  Accumulated deficit                        (1,487,000)               (814,000)
                                         ---------------         ---------------
                                              7,424,000               8,039,000
                                         ---------------         ---------------
                                           $ 88,484,000            $ 92,915,000
                                         ===============         ===============

   The accompanying notes are an integral part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  --------Quarter Ended---------
                                                 December 31,       December 31,
                                                     2000               1999
                                             ----------------   ----------------

REVENUES:
Commissions                                      $ 6,240,000        $ 9,382,000
Net dealer inventory gains                         5,131,000          1,782,000
Interest                                           1,757,000          1,661,000
Transfer fees                                        275,000            292,000
Investment banking                                   584,000          1,216,000
Other                                                444,000            138,000
                                             ----------------   ----------------

TOTAL REVENUES                                    14,431,000         14,471,000
                                             ----------------   ----------------
EXPENSES:
Commissions                                        8,127,000          8,528,000
Salaries                                           2,219,000          1,606,000
Clearing fees                                      1,010,000            622,000
Communications                                       564,000            326,000
Occupancy costs                                    1,167,000            716,000
Interest                                             976,000            953,000
Professional fees                                    438,000            506,000
Taxes, licenses, registration                        247,000            208,000
Other                                                355,000            601,000
                                             ----------------   ----------------
TOTAL EXPENSES                                    15,103,000         14,066,000
                                             ----------------   ----------------
NET INCOME (LOSS)                                 $ (672,000)         $ 405,000
                                             ================   ================
EARNINGS (LOSS) PER COMMON SHARE
  Basic Earnings (loss) Per Share                    $ (0.31)            $ 0.24
                                             ================   ================
  Diluted Earnings (loss) Per Share                  $ (0.31)            $ 0.23
                                             ================   ================
BASIC COMMON SHARES OUTSTANDING
FOR THE PERIOD                                     2,159,760          1,701,794
                                             ================   ================
DILUTED SHARE OUTSTANDING
FOR THE PERIOD                                     2,159,760          1,778,455
                                             ================   ================


The accompanying notes are an integral part of these financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                --------------Quarter Ended---------------
                                                                                  December 31,            December 31,
                                                                                      2000                    1999
                                                                                ------------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            $        (672,000)      $         405,000
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities
             Depreciation and amortization                                                160,000                 113,000
             Compensation related to issuance of stock options                             22,000                  20,000
   Changes in assets and liabilities
             Cash, cash equivalents and securities                                    (12,811,000)             (3,208,000)
             Deposits                                                                  (2,225,000)             (1,180,000)
             Receivables                                                               19,324,000              (5,979,000)
             Securities held for resale                                                  (730,000)                (38,000)
             Other assets                                                                (661,000)               (356,000)
             Payables                                                                  (6,681,000)             13,785,000
             Securities sold, but not yet purchased                                       (51,000)                 71,000
                                                                                ------------------      ------------------
                                                                                       (4,325,000)              3,633,000
                                                                                ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of fixed assets                                                     (84,000)                (78,000)
                                                                                ------------------      ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
             Borrowings on line of credit                                               3,000,000              (1,900,000)
             Payments on capital lease                                                    (85,000)                (85,000)
             Exercise of stock options and warrants                                        37,000                 224,000
                                                                                ------------------      ------------------
                                                                                        2,952,000              (1,761,000)
                                                                                ------------------      ------------------

INCREASE (DECREASE) IN CASH                                                            (1,457,000)              1,794,000

CASH BALANCE

             Beginning of the period                                                    3,020,000                 384,000
                                                                                ------------------      ------------------

             End of the period                                                  $       1,563,000       $       2,178,000
                                                                                ==================      ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
             Cash paid during the period for
             Interest                                                           $         968,000       $         953,000
                                                                                ==================      ==================
             Income taxes                                                       $         324,000       $               -
                                                                                ==================      ==================

The accompanying notes are an integral part of these financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS OF OLYMPIC CASCADE FINANCIAL CORPORATION ("OLYMPIC" OR THE "COMPANY") HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL STATEMENTS AND WITH THE INSTRUCTIONS TO FORM 10-Q AND RULE 10-01 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND DISCLOSURES REQUIRED FOR ANNUAL FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. THE CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999 ARE UNAUDITED. THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEAR. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FOOTNOTES INCLUDED THERETO IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2000.

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               NATURE OF BUSINESS - The Company is a financial services organization, operating through its three wholly owned subsidiaries, National Securities Corporation ("National"), WestAmerica Investment Group ("WestAmerica") and Canterbury Securities Corporation ("Canterbury"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies both in the United States and abroad through (i) research, financial advisory services and sales, (ii) investment banking services for both public offerings and private placements and (iii) retail brokerage and trade clearance operations. In April 2000, the Company commenced online trading services for its customers on the Internet through NSCdirect (www.nscdirect.com).

               EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per common share is based upon the net income (loss) for the quarter divided by the weighted average number of common shares outstanding during the quarter. For the first quarter of fiscal 2001 and 2000, the number of shares used in the basic earnings (loss) per share calculation was 2,159,760 and 1,701,794, respectively. Diluted earnings (loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method at the beginning of the quarter. For the first quarter of fiscal 2001 and 2000, the number of shares used in the diluted earnings (loss) per share calculation was 2,159,760 and 1,778,455, respectively.

NOTE 2 - LINE OF CREDIT

At December 31, 2000, National had a secured line of credit of $3,000,000. During January 2001, National consummated a new secured line of credit of $5,000,000. The line is subject to renewal on December 31, 2001. Borrowings bear interest at the call money rate plus 1%. Interest is payable monthly. The line is secured by certain assets of National excluding items prohibited from being pledged and assets included in the SEC Customer Protection Rule 15c3-3 formula. These borrowings are short-term and generally do not extend beyond a few days. At December 31, 2000, National had $3,000,000 in borrowings outstanding.

NOTE 3 - NOTES PAYABLE

Subsequent to December 31, 2000, the Company executed two promissory notes each in the amount of $1,000,000. The notes bear interest annually at 9% with interest paid quarterly. The principal of each note matures on January 25, 2004. In connection with each note, warrants were issued for the purchase of 100,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants, which expire on January 25, 2004, were valued at $50,000 each, and have been recorded as a discount to the respective notes.

Additionally, on February 1, 2001, National executed a secured demand note collateral agreement with an employee of the Company, to borrow securities as collateral to be pledged through an unrelated broker-dealer, which have a borrowing value totaling $1,000,000. This note bears interest annually at 5% with interest paid monthly. The demand note matures on February 1, 2004. In connection with the note, a warrant was issued for the purchase of 75,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrant, which expires on February 1, 2004, was valued at $37,500 and has been recorded as a discount to the note.

NOTE 4 - COMMITMENTS

During the quarter the Company entered into two employment agreements. The term of both of these agreements is two years, expiring in October 2002, with an annual salary of $300,000 plus bonus based upon operating results of the Company as defined in the agreement. Additionally, as part of each agreement, 100,000 options to acquire the Company's common stock were granted, with vesting over two years, at an exercise price of $5.75 per share.

NOTE 5 - CONTINGENCIES

In June 1997, a Trust and three individuals, commenced a lawsuit against Olympic and National. The action against Olympic was subsequently dismissed. The plaintiffs' alleged the defendants' failure to purchase securities from them constitutes, among other things, breach of contract, securities rule violations and fraud. On February 16, 1999, the District Court dismissed the plaintiffs' remaining claims against National in their entirety and granted National's motion for summary judgment. A final judgment was issued by the court on April 26, 1999. The plaintiffs filed a notice of appeal on May 4, 1999. The United States Court of Appeals for the Ninth Circuit affirmed the District Court's dismissal on December 20, 2000.

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

   QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999


The Company's first quarter of fiscal 2001 resulted in little change in total revenues, but an increase in expenses compared with the same period of fiscal 2000. During the first quarter of fiscal 2001, the Company, through National, expanded by adding a significant branch office in New York, New York and a retail office in Boca Raton, Florida. As part of this expansion, National realized non-recurring expenses of approximately $500,000.

The office in New York City consists of employee traders, independent retail brokers, back office employees and compliance personnel. The office focuses on principal mark-ups and mark-downs as well as agency trading of fixed income products, OTC and Listed equities to various institutional clients. Additionally, this office engages in proprietary trading of Listed equities and retail brokerage. Beginning in February 2001, National expanded its market-making activities through this office. The office in Boca Raton, consists of independent contractor retail brokers.

Revenues were virtually unchanged at $14,431,000 in fiscal 2001 as compared to $14,471,000 in fiscal 2000. Although total revenues did not change, the mix of commission revenue, net dealer inventory gains, investment banking and other revenue did change from the first quarter of fiscal year 2000.

Commission revenue decreased $3,142,000 or 33% to $6,240,000 from $9,382,000 due to the weaker overall market compared with the strong market during the first quarter of fiscal 2000. Net dealer inventory gains increased $3,349,000 or 188% to $5,131,000 from $1,782,000 due to the additional of traders in the New York City office and the addition of an institutional trader in Seattle during the second quarter of fiscal 2000.

Investment banking revenue decreased $632,000 or 52% to $584,000 in fiscal 2001 from $1,216,000 in fiscal 2000. National participated in two private placements raising approximately $1 million in gross proceeds during the first quarter of fiscal 2001. During the same period in fiscal 2000, National participated in five private placements raising approximately $10 million in gross proceeds for clients.

Other revenues increased $306,000 or 222% to $444,000 from $138,000. The main reason for this increase is income from trading activities attributable to the New York City office and increased asset management fees.

As a result of the increased expansion at National, total expenses increased $1,037,000 or 7% to $15,103,000 in fiscal 2001 from $14,066,000 in fiscal 2000.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $401,000 or 5% to $8,127,000 in fiscal 2001 from $8,528,000 in fiscal 2000. This is consistent with the 3% decrease in combined revenues from commissions, net dealer inventory gains and investment banking during the same period. Salaries increased $613,000 or 38% to $2,219,000 from $1,606,000. This increase was due to the increased number of employees in New York City, the addition of new employees in the latter part of fiscal 2000 and annual raises given during the first quarter of fiscal 2001. Overall, combined commissions and salaries as a percentage of revenue increased 2% to 72% from 70% in the first quarter of fiscal 2001 and 2000, respectively.

As anticipated with the increased expansion, expenses regarding communications, occupancy, clearing fees, taxes, licenses and registration have increased from the first quarter fiscal 2000 to the first quarter fiscal 2001. The most significant expense increases were clearing fees, communications and occupancy costs.

Clearing fees increased $388,000 or 62% to $1,010,000 from $622,000, mainly relating to the increased business generated from the New York City office. Communication expenses increased $238,000 to $564,000 or 73% from $326,000 due to the New York City office as well as costs associated with NSCdirect. Occupancy costs increased $451,000 or 63% to $1,167,000 from $716,000, again mainly relating to the New York City office.

Other expenses decreased $246,000 or 41% to $355,000 from $601,000 in the first quarter of fiscal 2001 and 2000, respectively. In the first quarter of fiscal 2001, the most significant change was the decrease in customer write-offs of $370,000 from the first quarter of fiscal 2000.

Interest expense increased modestly during the first quarter of fiscal 2001 as compared with the first quarter of fiscal 2000. Interest expense increased $23,000 or 2% to $976,000 from $953,000. The interest expense increase was more than offset by increased interest revenue of $96,000 or 6% to $1,757,000 from $1,661,000.

Due to the increased costs associated with this expansion and the continued slumping markets the Company reported a net loss of $672,000 compared to net income of $405,000 for fiscal 2000. Overall, diluted earnings were a net loss of $.31 per share as compared with net income of $.23 per share for the first quarter ended December 31, 2000 and December 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. At December 31, 2000, National had a $3,000,000 revolving secured credit facility with Bank of America. During January 2001, National consummated a new secured line of credit of $5,000,000 with American National Bank and Trust Company of Chicago, which is guaranteed by the Company. The line is subject to renewal on December 31, 2001. Borrowings bear interest at the call money rate plus 1%. Interest is payable monthly. These borrowings are short-term and generally do not extend beyond a few days. At December 31, 2000, National had $3,000,000 in borrowings outstanding. Additionally, National may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer.

Subsequent to December 31, 2000, the Company executed two promissory notes each in the amount of $1,000,000. The notes bear interest annually at 9% with interest paid quarterly. The principal of each note matures on January 25, 2004. In connection with each note, warrants were issued for the purchase of 100,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants, which expire on January 25, 2004, were valued at $50,000 each, and have been recorded as a discount to the respective notes.

Additionally, on February 1, 2001, National executed a secured demand note collateral agreement with an employee of the Company, to borrow securities as collateral to be pledged through an unrelated broker-dealer, which have a borrowing value totaling $1,000,000. This note bears interest annually at 5% with interest paid monthly. The demand note matures on February 1, 2004. In connection with the note, a warrant was issued for the purchase of 75,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrant, which expires on February 1, 2004, was valued at $37,500 and has been recorded as a discount to the note.

National,  as a  registered  broker-dealer  is subject to the SEC's  Uniform Net
Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At December 31, 2000, National's net capital exceeded the requirement by $3,648,000.

WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that the company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At December 31, 2000, WestAmerica's net capital exceeded the requirement by $186,000.

Canterbury, as a registered broker-dealer, is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that Canterbury maintain minimum net capital equal to $5,000. At December 31, 2000, Canterbury's net capital exceeded the requirement by $3,877.

Advances,   dividend  payments  and  other  equity  withdrawals  from  National,
WestAmerica or Canterbury are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

The Company believes its internally generated liquidity, together with access to external capital and debt resources will be sufficient to satisfy existing operations. The $3,000,000 of additional capital raised by the Company, subsequent to the first quarter of fiscal 2001, will be used primarily to support its expanded market making activities. Additionally, as the Company further expands its operations, or acquires other businesses, the Company will likely require additional capital.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

During the quarter, there was a development in the following proceeding:

THE MAXAL TRUST, ET AL. V. NATIONAL SECURITIES CORPORATION ET AL., United States District Court, Central District of California, Case No. CV-97-4392 ABC (Shx). See disclosure in the Company's Form 10-Q for the quarter ended December 31, 1998 and Form 10-K for the fiscal year ended September 24, 1999.

On February 16, 1999, the District Court dismissed the plaintiffs' remaining claims against National in their entirety and granted National's motion for summary judgment. A final judgment was issued by the court on April 26, 1999. The plaintiffs filed a notice of appeal on May 4, 1999. The United States Court of Appeals for the Ninth Circuit affirmed the District Court's dismissal on December 20, 2000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

10.25    Loan and security agreement January 2001.
27.      Financial Data Schedule
b) Reports on Form 8-K (None)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

February 12, 2001                        By: Steven A. Rothstein
Date                                     Steven A. Rothstein, Chairman and
                                         Chief Executive Officer




February 12, 2001                        By: Robert H. Daskal
Date                                     Robert H. Daskal, Senior Vice
                                         President, Chief Financial Officer,
Secretary and Treasurer




February 12, 2001                        By:  David M. Williams
Date                                     David M. Williams, Corporate Controller
                                         and Chief Accounting Officer
000