Form 10-Q
period 2001-03-30
OLYMPIC CASCADE FINANCIAL CORP
filed 2001-05-14
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes -X-    No

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at May 7, 2001 was 2,227,449.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       March 30,           September 29,
                                                                                         2001                   2000
                                                                                      (unaudited)            (audited)
                                                                                   ------------------     -----------------
CASH, subject to immediate withdrawal                                                    $ 3,120,000           $ 3,020,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                     50,513,000            29,517,000
DEPOSITS                                                                                   3,700,000             1,792,000
RECEIVABLES
   Customers                                                                              30,325,000            54,243,000
   Brokers and dealers                                                                     3,519,000             1,994,000
            Other                                                                            829,000               394,000
SECURITIES HELD FOR RESALE, at market                                                        923,000               376,000
FIXED ASSETS, net                                                                            999,000             1,112,000
GOODWILL, net                                                                                 57,000                74,000
OTHER ASSETS                                                                               3,011,000               393,000
                                                                                   ------------------     -----------------
                                                                                        $ 96,996,000          $ 92,915,000
                                                                                   ==================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES
   Customers                                                                            $ 64,491,000          $ 74,183,000
   Brokers and dealers                                                                    13,397,000             5,329,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                            351,000               192,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                   2,949,000             3,976,000
REVOLVING CREDIT LINE                                                                      5,000,000                     -
NOTES PAYABLE                                                                              3,065,000               614,000
CAPITAL LEASE PAYABLE                                                                        443,000               582,000
                                                                                   ------------------     -----------------
                                                                                          89,696,000            84,876,000
                                                                                   ------------------     -----------------
CONTINGENCIES

STOCKHOLDERS' EQUITY
            Preferred stock, $.01 par value, 100,000 shares authorized,
               none issued and outstanding                                                         -                     -
            Common stock, $.02 par value, 6,000,000 shares authorized, 2,227,449 and
               2,056,075 shares issued and outstanding, respectively                          45,000                43,000
            Additional paid-in capital                                                     9,264,000             8,810,000
            Deficit                                                                       (2,009,000)             (814,000)
                                                                                   ------------------     -----------------
                                                                                           7,300,000             8,039,000
                                                                                   ------------------     -----------------
                                                                                        $ 96,996,000          $ 92,915,000
                                                                                   ==================     =================

The accompanying notes are an integral part of these financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  -------- Quarter Ended---------    -------Six Months Ended----------
                                                     March 30,        March 31,        March 30,        March 31,
                                                       2001              2000             2001            2000
                                                  ----------------   -------------   ---------------  --------------

REVENUES:
Commissions                                           $ 6,339,000    $ 12,650,000      $ 12,579,000     $22,032,000
Net dealer inventory gains                              6,486,000       4,580,000        11,617,000       6,361,000
Interest                                                1,535,000       2,079,000         3,292,000       3,741,000
Transfer fees                                             231,000         419,000           506,000         711,000
Investment banking                                        313,000         792,000           898,000       2,008,000
Other                                                     984,000         503,000         1,428,000         640,000
                                                  ----------------   -------------   ---------------  --------------
TOTAL REVENUES                                         15,888,000      21,023,000        30,320,000      35,493,000
                                                  ----------------   -------------   ---------------  --------------
EXPENSES:
Commissions                                             8,596,000      12,664,000        16,723,000      21,192,000
Salaries                                                2,565,000       2,328,000         4,783,000       3,933,000
Clearing fees                                           1,243,000         606,000         2,253,000       1,227,000
Communications                                            940,000         300,000         1,504,000         625,000
Occupancy costs                                         1,208,000         940,000         2,375,000       1,656,000
Interest                                                  952,000       1,534,000         1,929,000       2,488,000
Professional fees                                         469,000         379,000           907,000         885,000
Taxes, licenses, registration                             214,000         245,000           461,000         453,000
Other                                                     840,000         773,000         1,195,000       1,375,000
                                                  ----------------   -------------   ---------------  --------------
TOTAL EXPENSES                                         17,027,000      19,769,000        32,130,000      33,834,000
                                                  ----------------   -------------   ---------------  --------------
Income (loss) from operations before income taxes      (1,139,000)      1,254,000        (1,810,000)      1,659,000
  and extraordinary items

(Provision) benefit for income taxes                      200,000         (35,000)          200,000         (35,000)
                                                  ----------------   -------------   ---------------  --------------
Income (loss) from operations before
  extraordinary items                                    (939,000)      1,219,000        (1,610,000)      1,624,000

 Income from extraordinary items- gain from
   extinguishment of debt, net of taxes                   418,000               -           418,000
                                                  ----------------   -------------   ---------------  --------------
NET INCOME (LOSS)                                      $ (521,000)    $ 1,219,000      $ (1,192,000)    $ 1,624,000
                                                  ================   =============   ===============  ==============
EARNINGS (LOSS) PER COMMON SHARE

 Earnings (Loss) Per Share before extraordinary
   item
           Basic Earnings (Loss) Per Share                $ (0.42)         $ 0.64           $ (0.74)         $ 0.92
                                                  ================   =============   ===============  ==============
           Diluted Earnings (Loss) Per Share              $ (0.42)         $ 0.53           $ (0.74)         $ 0.81
                                                  ================   =============   ===============  ==============
 Earnings (Loss) Per Share of extraordinary
   item
           Basic Earnings (Loss) Per Share                 $ 0.18             $ -            $ 0.19             $ -
                                                  ================   =============   ===============  ==============
           Diluted Earnings (Loss) Per Share               $ 0.18             $ -            $ 0.19             $ -
                                                  ================   =============   ===============  ==============
 Earnings (Loss) Per Share after extraordinary
  item
           Basic Earnings (Loss) Per Share                $ (0.24)         $ 0.64           $ (0.55)         $ 0.92
                                                  ================   =============   ===============  ==============
           Diluted Earnings (Loss) Per Share              $ (0.24)         $ 0.53           $ (0.55)         $ 0.81
                                                  ================   =============   ===============  ==============



   The accompanying notes are an integral part of these financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                --------------Six Months Ended---------------
                                                                                    March 30,               March 31,
                                                                                       2001                    2000
                                                                                -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                                                  $ (1,192,000)         $    1,624,000
   Adjustments to reconcile net loss to net
   cash from operating activities
             Depreciation and amortization                                                 285,000                 232,000
             Compensation related to issuance of stock options                              83,000                  41,000
             (Gain) on extraordinary item-extinguishment of debt                          (418,000)
   Changes in assets and liabilities
             Cash, cash equivalents and securities                                     (20,996,000)            (21,931,000)
             Deposits                                                                   (1,908,000)             (3,756,000)
             Receivables                                                                21,958,000             (29,769,000)
             Securities held for resale                                                   (547,000)               (131,000)
             Other assets                                                               (2,618,000)               (327,000)
             Customer and broker payables                                               (1,624,000)             49,153,000
             Securities sold, but not yet purchased                                        159,000                 220,000
             Accounts payable, accrued expenses, and other liabilities                    (980,000)              3,622,000
                                                                                -------------------     -------------------
    NET CASH USED IN OPERATING ACTIVITIES                                               (7,798,000)             (1,022,000)
                                                                                -------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of fixed assets                                                     (155,000)               (207,000)
                                                                                -------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
             Borrowings on line of credit                                                5,000,000                 900,000
             Payments on capital lease                                                    (170,000)               (170,000)
             Payments on notes                                                             (52,000)               (609,000)
             Borrowings on notes                                                         3,000,000                       -
             Exercise of stock options and warrants                                        275,000               1,735,000
                                                                                -------------------     -------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                           8,053,000               1,856,000
                                                                                -------------------     -------------------
INCREASE IN CASH                                                                           100,000                 627,000

CASH BALANCE
             Beginning of the period                                                     3,020,000                 384,000
                                                                                -------------------     -------------------
             End of the period                                                       $   3,120,000          $    1,011,000
                                                                                ===================     ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
             Cash paid during the period for
             Interest                                                                $   1,896,000          $    2,442,000
                                                                                ===================     ===================
             Income taxes                                                            $     324,000          $            -
                                                                                ===================     ===================
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
             FINANCING ACTIVITIES

             Warrants issued as a discount on notes payable                          $     138,000          $            -
                                                                                ===================     ===================

    The accompanying notes are an integral part of these financial statements

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 30, 2001 AND MARCH 31, 2000

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended March 30, 2001 and March 31, 2000 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2000.

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - The Company is a financial services organization, operating through its three wholly owned subsidiaries, National Securities Corporation ("National"), WestAmerica Investment Group ("WestAmerica") and Canterbury Securities Corporation ("Canterbury"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies both in the United States and abroad through (i) research, financial advisory services and sales, (ii) investment banking services for both public offerings and private placements and (iii) retail and institutional brokerage, OTC market making and trade clearance operations.

     Earnings (Loss) Per Share - Basic earnings (loss) per common share is based upon the net income (loss) for the period divided by the weighted average number of common shares outstanding during the period. For the second quarter of fiscal 2001 and 2000, the number of shares used in the basic earnings (loss) per share calculation was 2,214,048 and 1,918,493, respectively. For the first six months of fiscal 2001 and 2000, the number of shares used in the basic earnings (loss) per share calculation was 2,186,308 and 1,762,616, respectively. Diluted earnings (loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method at the beginning of the period. For the second quarter of fiscal 2001 and 2000, the number of shares used in the diluted earnings (loss) per share calculation was 2,214,048 and 2,295,485, respectively. For the first six months of fiscal 2001 and 2000, the number of shares used in the diluted earnings (loss) per share calculation was 2,186,308 and 1,995,589, respectively.

NOTE 2 - LINE OF CREDIT

In January 2001, National consummated a new secured line of credit of $5,000,000. The line is subject to renewal on December 31, 2001. Borrowings bear interest at the call money rate plus 1%. At March 30, 2001, the interest rate was 7.75%. Interest is payable monthly. The line is secured by certain assets of National excluding items prohibited from being pledged and assets included in the SEC Customer Protection Rule 15c3-3 formula. These borrowings are short-term and generally do not extend beyond a few days. At March 30, 2001, National had $5,000,000 in borrowings outstanding.

NOTE 3 - NOTES PAYABLE

In January 2001, the Company executed two promissory notes each in the amount of $1,000,000. The notes bear interest annually at 9% with interest paid quarterly. The principal of each note matures on January 25, 2004. In connection with each note, warrants were issued for the purchase of 100,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants, which expire on January 25, 2004, were valued at $50,000 each, and have been recorded as a discount to the respective notes.

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

NOTE 4 - OTHER ASSETS

During the quarter, the Company had its initial closing of Robotics Ventures Fund I, L.P., a venture capital fund dedicated to investing in robotics and artificial intelligence companies. The fund raised $5.1 million of which the Company invested $265,000. The Company has recorded this investment in other assets.

Additionally, the Company, through WestAmerica, invested $150,000 in the opening of a branch office in Israel. The Company has recorded such amount as a prepaid expense, which is being amortized during the current fiscal year.

NOTE 5 - EXTRAORDINARY ITEMS-EXTINGUISHMENT OF DEBT

In March 2001, the Company settled a note in full for $52,000. Under the terms of the previous agreement, the note was to be repaid monthly through November 30, 2002. The debt was recorded on the books at $455,000 plus accrued interest of $15,000. The Company has recorded the gain of $418,000 as an extraordinary item on the Statements of Operations.

NOTE 6 - CONTINGENCIES

The Company has been named together with others as a defendant in a consolidated class action lawsuit filed against Complete Management, Inc. No specific amount of damages has been sought against National in the complaint. In June 2000, National filed to dismiss this action. In March 2001, the United States District Court for the Southern District of New York denied National's motion to dismiss. National's answer to the complaint is due in May 2001, in which it will set forth its defenses. National believes that its defenses are valid and will vigorously defend this action.

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

Quarter Ended March 30, 2001 Compared to Quarter Ended March 31, 2000
---------------------------------------------------------------------

The Company's second quarter of fiscal 2001 resulted in a decrease in revenues and to a lesser extent a decrease in expenses compared with the same period of fiscal 2000. The decrease in revenues is due to continued slumping securities markets, which significantly affected commission revenues. As a result, the Company reported a net loss of $521,000 compared with net income of $1,219,000 for the second quarter of fiscal 2000. Included in the net loss for fiscal 2001 was a gain on extinguishment of debt totaling $418,000.

Revenues  decreased  $5,135,000 or 24% to $15,888,000  from  $21,023,000  during fiscal 2001 compared with fiscal 2000. This decrease is due mainly to the weaker overall market compared with the strong market during the second quarter of fiscal 2000. The mix of commission revenue and net dealer inventory gains changed, mainly due to National's New York office, which focuses on principal mark-ups and mark-downs as well as agency trading of fixed income products, OTC and listed equities to various institutional clients, proprietary trading and market making activities. Commission revenue decreased in the second quarter of fiscal 2001 while net dealer inventory gains increased during the same period. Commission revenue decreased $6,311,000 or 50%, to $6,339,000 from $12,650,000 during the second quarter fiscal 2001 compared with the second quarter of fiscal 2000. This decrease is due to the dramatic downturn in the market during the period from a very strong market for the same period of fiscal 2000.

Net dealer inventory gains increased $1,906,000 or 42%, to $6,486,000 from $4,580,000 during the second quarter fiscal 2001 compared with the second quarter fiscal 2000. This increase was primarily due to the activities derived from the New York office, which opened in October 2000.

Investment banking revenue decreased $479,000 or 60% to $313,000 in fiscal 2001 from $792,000 in fiscal 2000. National earned fees from advisory agreements during the second quarter of fiscal 2001. During the same period in fiscal 2000, National earned fees from advisory agreements and participated in two private placements raising approximately $3.0 million in gross proceeds for clients.

Transfer fees decreased $188,000, or 45%, to $231,000 from $419,000 during the second quarter fiscal 2001 compared to the second quarter fiscal 2000. This decrease was due primarily to the decreased retail agency trade volume.

Other revenues increased $481,000 or 96% to $984,000 from $503,000. The main reason for this increase is income from revenues generated from the proprietary execution system developed in our New York office.

As expected, with the decrease in revenues, expenses also decreased. Total expenses decreased $2,742,000, or 14%, to $17,027,000 from $19,769,000. The largest component of this decrease was commission expense. Commission expense decreased 32%, or $4,068,000, to $8,596,000 from $12,664,000 during the second quarter fiscal 2001 compared with the second quarter fiscal 2000. This decrease is consistent with the dramatic decrease in commission revenue. Although revenues decreased, salaries increased $237,000, or 10%, to $2,565,000 from $2,328,000. This increase was due to the increased number of employees in New York City, the addition of new employees in the latter part of fiscal 2000 and annual raises given during the first quarter of fiscal 2001. Overall, combined commissions and salaries as a percentage of revenue decreased 1% to 71% from 70% in the second quarter of fiscal 2001 and 2000, respectively.

As anticipated with the business expansion, expenses regarding communications, occupancy, and clearing fees have increased from the second quarter fiscal 2000 to the second quarter fiscal 2001. The most significant expense increases were clearing fees, communications and occupancy costs.

Clearing fees increased $637,000 or 105% to $1,243,000 from $606,000, mainly relating to the increased business generated from the New York office. Communication expenses increased $640,000 to $940,000 or 213% from $300,000 due to the New York office as well as costs associated with a branch office opened in Boca Raton, Florida during the first quarter of fiscal 2001. Occupancy costs increased $268,000 or 29% to $1,208,000 from $940,000, again mainly relating to the New York office.

Interest expense decreased during the second quarter of fiscal 2001 as compared with the second quarter of fiscal 2000. Interest expense decreased $582,000 or 38% to $952,000 from $1,534,000. The decrease relates to lower customer balances on which the Company pays interest, during the second quarter of fiscal 2001 as compared with the second quarter of fiscal 2000. Customer credits at the end of the second fiscal quarter 2001 totaled $64 million compared with $98 million at the end the second quarter of fiscal 2000. Additionally, in fiscal 2000, the Company recorded interest expense of $232,000 relating to original issue discount. The decrease in interest expense was greater than the decrease in interest revenue. Interest revenue decreased $544,000 or 26% to $1,535,000 from $2,079,000 as a result of the decrease in margin debits of $35 million from the end of fiscal 2000 to the end of fiscal 2001.

Overall, the diluted loss before the extraordinary gain was $0.42 per share as compared with diluted earnings of $0.53 per share for the second quarters of fiscal 2001 and 2000, respectively. The diluted loss after the extraordinary gain was $0.24 per share as compared with diluted earnings of $0.53 per share for the second quarters of fiscal 2001 and 2000, respectively.

Six Months Ended March 30, 2001 Compared to Six Months Ended March 31, 2000
---------------------------------------------------------------------------

The Company's first six months of fiscal 2001 resulted in a decrease in revenues and to a lesser extent a decrease in expenses compared with the same period of fiscal 2000. The decrease in revenue is due to continued slumping securities markets, which significantly affected commission revenues. As a result, the Company reported a net loss of $1,192,000 compared with net income of $1,624,000 for the first six months of fiscal 2000. Included in the net loss for fiscal 2001 was a gain on extinguishment of debt totaling $418,000.

Revenues  decreased  $5,173,000 or 15% to $30,320,000  from  $35,493,000  during fiscal 2001 compared with fiscal 2000. This decrease is due mainly to the weaker overall market compared with the strong market during the first six months of fiscal 2000. The mix of commission revenue and net dealer inventory gains changed, mainly due to National's New York office, which focuses on principal mark-ups and mark-downs as well as agency trading of fixed income products, OTC and listed equities to various institutional clients, proprietary trading and market making activities. Commission revenue decreased in the first six months of fiscal 2001 while net dealer inventory gains increased during the same period. Commission revenue decreased $9,453,000 or 43%, to $12,579,000 from $22,032,000 during the first six months of fiscal 2001 compared with the first six months of fiscal 2000. This decrease is due to the dramatic downturn in the market during the period from a very strong market for the same period of fiscal 2000.

Net dealer inventory gains increased $5,256,000 or 83%, to $11,617,000 from $6,361,000 during the first six months of fiscal 2001 compared with the first six months of fiscal 2000. This increase was primarily due to the activities derived from the New York office, which opened in October 2000.

Investment banking revenue decreased $1,110,000, or 55% to $898,000 from $2,008,000. National earned fees from advisory agreements and participated in two private placement raising approximately $1.0 million in gross proceeds during the first six months of fiscal 2001 compared with participating in seven private placements raising approximately $13.0 million in gross proceeds for clients during the first six months of fiscal 2000.

Transfer fees decreased $205,000, or 29%, to $506,000 from $711,000 during the first six months of fiscal 2001 compared to the first six months of fiscal 2000. This decrease was due primarily to the decreased retail agency trade volume.

Other revenues increased $788,000 or 123% to $1,428,000 from $640,000. The main reason for this increase is income from revenues generated from the proprietary execution system developed in our New York office.

As expected, with the decrease in revenues expenses also decreased. Total expenses decreased $1,704,000, or 5%, to $32,130,000 from $33,834,000. The largest component of this decrease was commission expense. Commission expense decreased 21%, or $4,469,000, to $16,723,000 from $21,192,000 during the first six months of fiscal 2001 compared with the first six months of fiscal 2000. This decrease is consistent with the dramatic decrease in commission revenue. Although revenues decreased, salaries increased $850,000, or 22%, to $4,783,000 from $3,933,000. This increase was due to the increased number of employees in New York City, the addition of new employees in the latter part of fiscal 2000 and annual raises given during the first quarter of fiscal 2001. Overall, combined commissions and salaries, as a percentage of revenue, did not change from 71% in the six months of fiscal 2001 and 2000, respectively.

As anticipated with the business expansion, expenses regarding communications, occupancy, and clearing fees have increased from the first six months of fiscal 2000 to the first six months of fiscal 2001. The most significant expense increases were clearing fees, communications and occupancy costs.

Clearing fees increased $1,026,000 or 84% to $2,253,000 from $1,227,000, mainly relating to the increased business generated from the New York office. Communication expenses increased $879,000 to $1,504,000 or 141% from $625,000 due to the New York office as well as costs associated with a branch office opened in Boca Raton, Florida during the first quarter of fiscal 2001. Occupancy costs increased $719,000 or 43% to $2,375,000 from $1,656,000, again mainly relating to the New York office.

Interest expense decreased during the first six months of fiscal 2001 as compared with the first six months of fiscal 2000. Interest expense decreased $559,000 or 22% to $1,929,000 from $2,488,000. The decrease relates to lower customer balances on which the Company pays interest, during the first six months of fiscal 2001 as compared with the first six months of fiscal 2000. Customer credits at the end of the first six months of fiscal 2001 totaled $64 million compared with $98 million at the end the first six months of fiscal 2000. Additionally, in fiscal 2000, the Company recorded interest expense of $232,000 relating to original issue discount. The decrease in interest expense was greater than the decrease in interest revenue. Interest revenue decreased $449,000 or 12% to $3,292,000 from $3,741,000 as a result of the decrease in margin debits of $35 million from the end of fiscal 2000 to the end of fiscal 2001.

Overall, the diluted loss before the extraordinary gain was $0.74 per share as compared with diluted earnings of $0.81 per share for the first six months of fiscal 2001 and 2000, respectively. The diluted loss after the extraordinary gain was $0.55 per share as compared with diluted earnings of $0.81 per share for the first six months of fiscal 2001 and 2000, respectively.

Liquidity and Capital Resources

As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. National also utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. At March 30, 2001, National had a $5,000,000 secured line of credit with American National Bank and Trust Company of Chicago, which is guaranteed by the Company. The line is subject to renewal on December 31, 2001. Borrowings bear interest at the call money rate plus 1%. Interest is payable monthly. These borrowings are short-term and generally do not extend beyond a few days. At March 30, 2001, National had $5,000,000 in borrowings outstanding. Additionally, National may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer.

In January 2001, the Company executed two promissory notes each in the amount of $1,000,000. The notes bear interest annually at 9% with interest paid quarterly. The principal of each note matures on January 25, 2004. In connection with each note, warrants were issued for the purchase of 100,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants, which expire on January 25, 2004, were valued at $50,000 each, and have been recorded as a discount to the respective notes.

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

National,  as a  registered  broker-dealer  is subject to the SEC's  Uniform Net
Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At March 30, 2001, National's net capital exceeded the requirement by $5,122,000.

WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that the company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At March 30, 2001, WestAmerica's net capital exceeded the requirement by $146,000.

Canterbury, as a registered broker-dealer, is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that Canterbury maintain minimum net capital equal to $5,000. At March 30, 2001, Canterbury's net capital exceeded the requirement by $3,174.

Advances, dividend payments and other equity withdrawals from National, WestAmerica or Canterbury are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

The Company believes its internally generated liquidity, together with access to external capital and debt resources will be sufficient to satisfy existing operations. The $3,000,000 of additional capital raised by the Company, in the second quarter of fiscal 2001, will be used primarily to support its expanded National's market making activities. Furthermore, as the Company continues to expand its operations, or acquires other businesses, the Company will likely require additional capital. Additionally, the Company is rigorously reviewing its overhead expenses, and in April 2001 implemented multiple expense reductions including reductions in the salaries of members of management of 10% to 20%.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

During the quarter, there was a development in the following proceeding:

Complete Management, Inc., United States District Court for the Southern District of New York. See disclosure in the Company's Form 10-K for the fiscal year ended September 29, 2000.

In March 2001, the District Court denied National's motion to dismiss. National's answer to the complaint is due in May 2001, in which it will set forth its defenses. National believes that its defenses are valid and will vigorously defend this action.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on March 12, 2001. The following lists all the proposals and the voting results.

The number of shares voted for and withhold authority in connection with the election of the four nominees to the Board of Directors of the Company was as follows:

                  Steven A. Rothstein
                                                              Withhold
                                            For               Authority
                                            ---              ----------
                  In Person                   0                     0
                                              -                     -
                  By Proxy            1,533,039               616,702
                                      ---------               -------
                  Total               1,533,039               616,702
                                      ---------               -------

                  James C. Holcomb, Jr.
                                                              Withhold
                                            For               Authority
                                            ---               ----------
                  In Person                   0                     0
                                              -                     -
                  By Proxy            1,553,502                596,239
                                      ---------                -------
                  Total               1,553,502                596,239
                                      ---------                -------

                  D. S. Patel
                                                              Withhold
                                            For               Authority
                                            ---              ----------
                  In Person                   0                     0
                                              -                     -
                  By Proxy             1,552,039                597,702
                                       ---------                -------
                  Total                1,552,039                597,702
                                       ---------                -------

                  Gary A. Rosenberg

                                                              Withhold
                                            For               Authority
                                            ---              ----------
                  In Person                   0                     0
                                              -                     -
                  By Proxy            1,532,502                617,239
                                      ---------                -------
                  Total               1,532,502                617,239
                                      ---------                -------

As a result of the separate approval of a By-Laws amendment providing for a classified board of directors, Mr. Patel was elected for a term expiring at the 2002 Annual Meeting of Shareholders, Mr. Holcomb was elected for a term expiring at the 2003 Annual Meeting, and Messrs. Rothstein and Rosenberg were elected for terms expiring at the 2004 Annual Meeting.

The number of shares voted for, against and abstain in connection with the proposal to amend the Company's By-Laws to provide for a classified Board of Directors, was approved as follows:

                                   For             Against               Abstain
                  In Person          0                  0                     0
                                     -                  -                     -
                  By Proxy   1,032,204            690,850                12,667
                             ---------            -------                ------
                  Total      1,032,204            690,850                12,667
                             ---------            -------                ------

The number of shares voted for, against and abstain in connection with the proposal to amend the Company's Certificate of Incorporation to require that election of directors proceed by written ballot, was approved as follows:

                                   For             Against               Abstain
                  In Person          0                  0                     0
                                     -                  -                     -
                  By Proxy   1,603,642            540,422                 5,677
                             ---------            -------                 -----
                  Total      1,603,642            540,422                 5,677
                             ---------            -------                 -----

The number of shares voted for, against and abstain in connection with the proposal to amend the Company's Certificate of Incorporation to provide that actions by written consent of the shareholders require approval by all shareholders, was approved as follows:

                                   For             Against               Abstain
                  In Person          0                  0                     0
                                     -                  -                     -
                  By Proxy   1,111,470            621,802                 2,449
                             ---------            -------                 -----
                  Total      1,111,470            621,802                 2,449
                             ---------            -------                 -----

The number of shares voted for, against and abstain in connection with the proposal to amend the Company's Certificate of Incorporation in connection with who can call a special meeting of the shareholders, which was not approved as follows:

                                   For             Against               Abstain
                  In Person          0                  0                     0
                                     -                  -                     -
                  By Proxy   1,036,477            697,376                 1,868
                             ---------            -------                 -----
                  Total      1,036,477            697,376                 1,868
                             ---------            -------                 -----

The number of shares voted for, against and abstain in connection with the proposal to amend the Company's Certificate of Incorporation to increase the vote required to amend the By-Laws relating to approval of a business combination, which was not approved as follows:

                                   For             Against               Abstain
                  In Person          0                  0                     0
                                     -                  -                     -
                  By Proxy   1,077,191            652,149                 6,381
                             ---------            -------                 -----
                  Total      1,077,191            652,149                 6,381
                             ---------            -------                 -----

The number of shares voted for, against and abstain in connection with approving the Company's 2001 Stock Option Plan, was approved as follows:

                                   For             Against               Abstain
                  In Person          0                  0                     0
                                     -                  -                     -
                  By Proxy   1,013,913            715,550                 6,258
                             ---------            -------                 -----
                  Total      1,013,913            715,550                 6,258
                             ---------            -------                 -----


The number of shares voted for, against and abstain in connection with the ratification of Feldman Sherb & Co., P.C. as the Company's independent public accountants for the 2001 fiscal year, was approved as follows:

                                   For             Against               Abstain
                  In Person          0                  0                     0
                                     -                  -                     -
                  By Proxy   1,562,401            584,482                 2,858
                             ---------            -------                 -----
                  Total      1,562,401            584,482                 2,858
                             ---------            -------                 -----


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

     3.4          The Company's Amended Certificate of Incorporation.
     3.5          The Company's Amended and Restated By-Laws.
    10.23         Form of Note payable agreement dated January 2001.
    10.24         Secured Demand Note dated February 2001.

b)   Reports on Form 8-K (None)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES



May 10, 2001                              By: /s/ Steven A. Rothstein
                                              -------------------------
Date                                          Steven A. Rothstein, Chairman
and Chief Executive Officer




May 10, 2001                              By: /s/ Robert H. Daskal
                                             -------------------------
Date Robert H. Daskal, Senior Vice President, Chief Financial Officer, Secretary and Treasurer




May 10, 2001                              By: /s/ David M. Williams
                                              -------------------------
Date                                         David M. Williams
                                             Corporate Controller and
                                             Chief Accounting Officer