Form 10-Q
period 2001-06-29
OLYMPIC CASCADE FINANCIAL CORP
filed 2001-08-20
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 29, 2001

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

                                    Yes X    No


As of August 20, 2001, the number of outstanding shares of registrant's common stock, par value $0.02 per share, was 2,227,449.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      June 29,            September 29,
                                                                                        2001                   2000
                                                                                     (unaudited)            (audited)
                                                                                  ------------------     -----------------


CASH, subject to immediate withdrawal                                                   $ 1,821,000           $ 3,020,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                    43,375,000            29,517,000
DEPOSITS                                                                                  4,076,000             1,792,000
RECEIVABLES
            Customers                                                                    31,575,000            54,243,000
            Brokers and dealers                                                           1,346,000             1,994,000
            Other                                                                           989,000               394,000
SECURITIES HELD FOR RESALE, at market                                                       998,000               376,000
FIXED ASSETS, net                                                                           965,000             1,112,000
GOODWILL, net                                                                                52,000                74,000
OTHER ASSETS                                                                              2,837,000               393,000
                                                                                  ------------------     -----------------
                                                                                       $ 88,034,000          $ 92,915,000
                                                                                  ==================     =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES
            Customers                                                                  $ 62,373,000          $ 74,183,000
            Brokers and dealers                                                           9,855,000             5,329,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                           208,000               192,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                  2,068,000             3,976,000
REVOLVING CREDIT LINE                                                                     4,750,000                     -
NOTES PAYABLE                                                                             3,046,000               614,000
CAPITAL LEASE PAYABLE                                                                       372,000               582,000
                                                                                  ------------------     -----------------
                                                                                         82,672,000            84,876,000
                                                                                  ------------------     -----------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
            Preferred stock, $.01 par value, 100,000 shares authorized,
               none issued and outstanding                                                        -                     -
            Common stock, $.02 par value, 6,000,000 shares authorized, 2,227,449 and
               2,056,075 shares issued and outstanding, respectively                         45,000                43,000
            Additional paid-in capital                                                    9,284,000             8,810,000
            Deficit                                                                      (3,967,000)             (814,000)
                                                                                  ------------------     -----------------
                                                                                          5,362,000             8,039,000
                                                                                  ------------------     -----------------
                                                                                       $ 88,034,000          $ 92,915,000
                                                                                  ==================     =================


   The accompanying notes are an integral part of these financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 -------- Quarter Ended---------    -------Nine Months Ended----------
                                                    June 29,          June 30,         June 29,         June 30,
                                                      2001              2000             2001             2000
                                                 ----------------   -------------   ---------------  ---------------

REVENUES:
Commissions                                          $ 5,152,000     $ 7,718,000      $ 17,731,000     $ 29,750,000
Net dealer inventory gains                             3,933,000       2,291,000        15,550,000        8,652,000
Interest                                               1,396,000       1,970,000         4,689,000        5,716,000
Transfer fees                                            310,000         297,000           816,000        1,008,000
Investment banking                                       276,000         171,000         1,174,000        2,179,000
Other                                                    840,000         708,000         2,270,000        1,342,000
                                                 ----------------   -------------   ---------------  ---------------
TOTAL REVENUES                                        11,907,000      13,155,000        42,230,000       48,647,000
                                                 ----------------   -------------   ---------------  ---------------

EXPENSES:
Commissions                                            6,525,000       7,342,000        23,249,000       28,534,000
Salaries                                               2,237,000       1,620,000         7,020,000        5,553,000
Clearing fees                                          1,183,000         435,000         3,435,000        1,662,000
Communications                                           895,000         341,000         2,399,000          966,000
Occupancy costs                                        1,180,000         987,000         3,555,000        2,643,000
Interest                                                 790,000       1,243,000         2,719,000        3,730,000
Professional fees                                        320,000         355,000         1,227,000        1,240,000
Taxes, licenses, registration                            203,000         185,000           665,000          638,000
Other                                                    537,000         441,000         1,732,000        1,816,000
                                                 ----------------   -------------   ---------------  ---------------
TOTAL EXPENSES                                        13,870,000      12,949,000        46,001,000       46,782,000
                                                 ----------------   -------------   ---------------  ---------------
Income (loss) from operations before income taxes     (1,963,000)        206,000        (3,771,000)       1,865,000
  and extraordinary item

(Provision) benefit for income taxes                           -         (74,000)          200,000         (109,000)
                                                 ----------------   -------------   ---------------  ---------------
Income (loss) from operations before
  extraordinary item                                  (1,963,000)        132,000        (3,571,000)       1,756,000

 Income from extraordinary item- gain from
   extinguishment of debt, net of taxes                        -               -           418,000                -
                                                 ----------------   -------------   ---------------  ---------------
NET INCOME (LOSS)                                   $ (1,963,000)      $ 132,000      $ (3,153,000)     $ 1,756,000
                                                 ================   =============   ===============  ===============
EARNINGS (LOSS) PER COMMON SHARE

 Earnings (Loss) Per Share before extraordinary
   item
           Basic Earnings (Loss) Per Share               $ (0.88)         $ 0.06           $ (1.62)          $ 0.93
                                                 ================   =============   ===============  ===============
           Diluted Earnings (Loss) Per Share             $ (0.88)         $ 0.06           $ (1.62)          $ 0.81
                                                 ================   =============   ===============  ===============

 Earnings Per Share of extraordinary
   item
           Basic Earnings Per Share                      $     -          $    -            $ 0.19           $    -
                                                 ================   =============   ===============  ===============
           Diluted Earnings Per Share                    $     -          $    -            $ 0.19           $    -
                                                 ================   =============   ===============  ===============

 Earnings (Loss) Per Share after extraordinary
  item
           Basic Earnings (Loss) Per Share               $ (0.88)         $ 0.06           $ (1.43)          $ 0.93
                                                 ================   =============   ===============  ===============
           Diluted Earnings (Loss) Per Share             $ (0.88)         $ 0.06           $ (1.43)          $ 0.81
                                                 ================   =============   ===============  ===============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING -BASIC FOR THE PERIOD                      2,227,449       2,078,821         2,200,021        1,894,755
                                                 ================   =============   ===============  ===============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-DILUTED FOR THE PERIOD                     2,227,449       2,377,931         2,200,021        2,165,863
                                                 ================   =============   ===============  ===============

   The accompanying notes are an integral part of these financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              --------------Nine Months Ended---------------
                                                                                    June 29,               June 30,
                                                                                      2001                   2000
                                                                              ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                                               $ (3,153,000)           $ 1,756,000
   Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities
            Depreciation and amortization                                               527,000                360,000
            Compensation related to issuance of stock options                           104,000                 61,000
            (Gain) on extraordinary item-extinguishment of debt                        (418,000)                     -
   Changes in assets and liabilities
            Cash, cash equivalents and securities                                   (13,858,000)             7,869,000
            Deposits                                                                 (2,284,000)            (1,023,000)
            Receivables                                                              22,721,000             (9,273,000)
            Securities held for resale                                                 (622,000)              (242,000)
            Other assets                                                             (2,538,000)               (86,000)
            Customer and broker payables                                             (7,284,000)             3,700,000
            Securities sold, but not yet purchased                                       16,000                  9,000
            Accounts payable, accrued expenses, and other liabilities                (1,838,000)               476,000
                                                                              ------------------     ------------------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (8,627,000)             3,607,000
                                                                              ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of fixed assets                                                   (264,000)              (369,000)
            Purchase of goodwill                                                              -                (30,000)
                                                                              ------------------     ------------------

    CASH USED IN INVESTING ACTIVITIES                                                  (264,000)              (399,000)
                                                                              ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Borrowings (repayments) on line of credit                                 4,750,000             (2,100,000)
            Payments on capital lease                                                  (255,000)              (255,000)
            Payments on notes                                                           (78,000)            (1,034,000)
            Borrowings on notes                                                       3,000,000                      -
            Exercise of stock options and warrants                                      275,000              1,911,000
                                                                              ------------------     ------------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              7,692,000             (1,478,000)
                                                                              ------------------     ------------------

INCREASE IN CASH                                                                     (1,199,000)             1,730,000

CASH BALANCE
            Beginning of the period                                                   3,020,000                384,000
                                                                              ------------------     ------------------

            End of the period                                                       $ 1,821,000            $ 2,114,000
                                                                              ==================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
            Cash paid during the period for
            Interest                                                                $ 2,671,000            $ 3,712,000
                                                                              ==================     ==================
            Income taxes                                                            $   324,000            $         -
                                                                              ==================     ==================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
            FINANCING ACTIVITIES
            Warrants issued as a discount on notes payable                          $   138,000               $ 20,000
                                                                              ==================     ==================

   The accompanying notes are an integral part of these financial statements

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 29, 2001 AND JUNE 30, 2000

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended June 29, 2001 and June 30, 2000 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2000.

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - The Company is a financial services organization, operating through its three wholly owned subsidiaries, National Securities Corporation ("National"), WestAmerica Investment Group ("WestAmerica") and Canterbury Securities Corporation ("Canterbury"). Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies both in the United States and abroad through (i) research, financial advisory services and sales, (ii) investment banking services for both public offerings and private placements and (iii) retail and institutional brokerage, Over-the-Counter ("OTC") market making and trade clearance operations.

Earnings (Loss) Per Share - Basic earnings (loss) per common share is based upon the net income (loss) for the period divided by the weighted average number of common shares outstanding during the period. For the third quarter of fiscal 2001 and 2000, the number of shares used in the basic earnings (loss) per share calculation was 2,227,449 and 2,078,821, respectively. For the first nine months of fiscal 2001 and 2000, the number of shares used in the basic earnings (loss) per share calculation was 2,200,021 and 1,894,755 respectively. Diluted earnings
(loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method at the beginning of the period. For the third quarter of fiscal 2001 and 2000, the number of shares used in the diluted earnings (loss) per share calculation was 2,227,449 and 2,377,931, respectively. For the first nine months of fiscal 2001 and 2000, the number of shares used in the diluted earnings (loss) per share calculation was 2,200,021 and 2,165,863, respectively.

Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the Purchase Method of accounting and prohibits the use of Pooling-of-Interests Method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized, but should be tested for impairment annually. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No.
121. The new standard is effective for fiscal years beginning after December 15, 2001. As of June 29, 2001, the Company had $52,000 of unamortized goodwill.

NOTE 2 - LINE OF CREDIT

In January 2001, National consummated a new secured revolving line of credit of $5,000,000. The line is subject to renewal on December 31, 2001. Borrowings bear interest at the "call money rate" plus 1%. At June 29, 2001, the interest rate was 6.50%. Interest is payable monthly. The line is secured by certain assets of National excluding items prohibited from being pledged and assets set forth in the U.S. Securities and Exchange Commission ("SEC") Customer Protection Rule 15c3-3 formula. These borrowings are short-term and generally do not extend beyond a few days. At June 29, 2001, National had $4,750,000 in borrowings outstanding.

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

NOTE 4 - OTHER ASSETS

During the quarter ended March 30, 2001, the Company had its initial closing of Robotics Ventures Fund I, L.P., a venture capital fund dedicated to investing in robotics and artificial intelligence companies. The fund raised $5.1 million of which the Company invested $265,000. The Company has recorded this investment in other assets.

Additionally, the Company, through WestAmerica, invested $175,000 in the opening of a branch office in Israel. The Company has recorded such amount as a prepaid expense, which is being amortized during the current fiscal year.

NOTE 5 - EXTRAORDINARY ITEM-EXTINGUISHMENT OF DEBT

In March 2001, the Company settled a note in full for $52,000. Under the original terms of the note, it was to be repaid monthly through November 30, 2002. The debt was recorded on the books at $455,000 plus accrued interest of $15,000. The Company has recorded the gain of $418,000 as an extraordinary item on the Statements of Operations.

NOTE 6 - CONTINGENCIES

National has been named, together with others, as a defendant in a consolidated class action lawsuit filed against Complete Management, Inc. No specific amount of damages has been sought against National in the complaint. In June 2000, National filed to dismiss this action. In March 2001, the United States District Court for the Southern District of New York denied National's motion to dismiss. In May 2001, National submitted its answer to the complaint in which it set forth its defenses. National believes that its defenses are valid and will vigorously defend this action.

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

Quarter Ended June 29, 2001 Compared to Quarter Ended June 30, 2000

The Company's third quarter of fiscal 2001 resulted in a decrease in revenues and an overall net loss compared with net income in the same period of fiscal 2000. The decrease in revenues is due to the continued slumping securities markets, which significantly affected commission revenues. As a result, the Company reported a net loss of $1,963,000 compared with net income of $132,000 for the third quarter of fiscal 2000.

Total revenues decreased $1,248,000 or 9% to $11,907,000 from $13,155,000 during fiscal 2001 compared with fiscal 2000. This decrease is due mainly to the weaker overall securities market compared with the securities market during the third quarter of fiscal 2000. The mix of commission revenue and net dealer inventory gains changed, mainly due to National's New York office, which focuses on principal mark-ups and mark-downs as well as agency trading of fixed income products, OTC and listed equities to various institutional clients, proprietary trading and market making activities. Commission revenue decreased in the third quarter of fiscal 2001 while net dealer inventory gains increased during the same period. Commission revenue decreased $2,566,000 or 33%, to $5,152,000 from $7,718,000 during the third quarter fiscal 2001 compared with the third quarter of fiscal 2000. This decrease is due to the dramatic downturn in the securities market during the period from a strong market for the same period of fiscal 2000.

Net dealer inventory gains increased $1,642,000 or 72%, to $3,933,000 from $2,291,000 during the third quarter fiscal 2001 compared with the third quarter fiscal 2000. This increase was primarily due to the activities derived from the New York office, which opened in October 2000.

Investment banking revenue increased $105,000 or 61% to $276,000 in fiscal 2001 from $171,000 in fiscal 2000. Investment banking revenues were comprised of fees from advisory agreements during the third quarter of fiscal 2001 and fiscal 2000.

Other revenues increased $132,000 or 19% to $840,000 from $708,000. The main reason for this increase is revenues generated from the proprietary execution system developed in our New York office.

Although total revenues decreased, total expenses increased. Total expenses increased $921,000, or 7%, to $13,870,000 from $12,949,000. The reason for this increase was primarily due to expenses from the New York office, which did not exist in the third quarter of fiscal 2000.

As anticipated with the revenue decrease commission expense decreased. Commission expense decreased 11%, or $817,000, to $6,525,000 from $7,342,000 during the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000. This decrease is consistent with the decrease in commission revenue. Although revenues decreased, salaries increased $617,000, or 38%, to $2,237,000 from $1,620,000. This increase was primarily due to the increased number of employees in New York City. Overall, combined commissions and salaries as a percentage of total revenue increased 6% to 74% from 68% in the third quarter of fiscal 2001 compared to fiscal 2000, due to the increased salaries.

As anticipated with the business expansion, expenses regarding communications, occupancy, and clearing fees have increased from the third quarter of fiscal 2000 to the third quarter of fiscal 2001. Clearing fees increased $748,000 or 172% to $1,183,000 from $435,000, mainly relating to the increased business generated from the New York office. Communication expenses increased $554,000 to $895,000 or 162% from $341,000 due to the New York office as well as costs associated with a branch office opened in Boca Raton, Florida during the first quarter of fiscal 2001. Occupancy costs increased $193,000 or 20% to $1,180,000 from $987,000, again mainly relating to the New York office.

Interest expense decreased during the third quarter of fiscal 2001 as compared with the third quarter of fiscal 2000. Interest expense decreased $453,000 or 36% to $790,000 from $1,243,000. The decrease relates to lower customer balances on which the Company pays interest and lower interest rates, during the third quarter of fiscal 2001 as compared with the third quarter of fiscal 2000. Customer credits at the end of the third quarter of fiscal 2001 totaled $62 million compared with $72 million at the end the third quarter of fiscal 2000. Interest revenue decreased $574,000 or 29% to $1,396,000 from $1,970,000 as a result of the decrease in margin debits from $49 million to $31 million from the end of the third quarter of fiscal 2000 to the end of the third quarter of fiscal 2001, as well as the decrease in interest rates.

Overall, the diluted loss was $0.88 per share as compared with diluted earnings of $0.06 per share for the third quarters of fiscal 2001 and 2000, respectively.

Nine Months Ended June 29, 2001 Compared to Nine Months Ended June 30, 2000
---------------------------------------------------------------------------

The Company's first nine months of fiscal 2001 resulted in a decrease in revenues and, to a lesser extent, a decrease in expenses compared with the same period of fiscal 2000. The decrease in revenue is due to the continued slumping securities markets, which significantly affected commission revenues. As a result, the Company reported a net loss of $3,153,000 compared with net income of $1,756,000 for the first nine months of fiscal 2000. Included in the net loss for fiscal 2001 was a gain on extinguishment of debt totaling $418,000.

Revenues  decreased  $6,417,000 or 13% to $42,230,000  from  $48,647,000  during fiscal 2001 compared with fiscal 2000. This decrease is due mainly to the weaker overall securities market compared with the strong securities market during the first nine months of fiscal 2000. The mix of commission revenue and net dealer inventory gains changed, mainly due to National's New York office, which focuses on principal mark-ups and mark-downs as well as agency trading of fixed income products, OTC and listed equities to various institutional clients, proprietary trading and market making activities. Commission revenue decreased in the first nine months of fiscal 2001 while net dealer inventory gains increased during the same period. Commission revenue decreased $12,019,000 or 40%, to $17,731,000 from $29,750,000 during the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000. This decrease is due to the dramatic downturn in the securities market during the period compared to a very strong securities market for the same period of fiscal 2000.

Net dealer inventory gains increased $6,898,000 or 80%, to $15,550,000 from $8,652,000 during the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000. This increase was primarily due to the activities derived from the New York office, which opened in October 2000.

Investment banking revenue decreased $1,005,000, or 46% to $1,174,000 from $2,179,000. National earned fees from advisory agreements and participated in two private placement raising approximately $1.0 million in gross proceeds for clients during the first nine months of fiscal 2001 compared with participating in seven private placements raising approximately $13.0 million in gross proceeds for clients during the first nine months of fiscal 2000.

Transfer fees decreased $192,000, or 19%, to $816,000 from $1,008,000 during the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. This decrease was due primarily to the decreased retail agency trade volume.

Other revenues increased $928,000 or 69% to $2,270,000 from $1,342,000. The main reason for this increase is revenues generated from the proprietary execution system developed in our New York office.

With the decrease in revenues, expenses also decreased, but at a lesser rate. Total expenses decreased $781,000, or 2%, to $46,001,000 from $46,782,000. The largest component of this decrease was commission expense. Commission expense decreased 19%, or $5,285,000, to $23,249,000 from $28,534,000 during the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000. This decrease is consistent with the dramatic decrease in commission revenue. Although revenues decreased, salaries increased $1,467,000, or 26%, to $7,020,000 from $5,553,000. This increase was primarily due to the increased number of employees in New York City. Overall, combined commissions and salaries as a percentage of total revenue increased 2% to 72% from 70% in the first nine months of fiscal 2001 compared to fiscal 2000, due to the increased salaries.

As anticipated with the business expansion, including the OTC market making, expenses regarding communications, occupancy, and clearing fees have increased from the first nine months of fiscal 2000 to the first nine months of fiscal 2001. Clearing fees increased $1,773,000 or 107% to $3,435,000 from $1,662,000, mainly relating to the increased business generated from the New York office. Communication expenses increased $1,433,000 or 148% to $2,399,000 from $966,000 due to the New York office as well as costs associated with a branch office opened in Boca Raton, Florida during the first quarter of fiscal 2001. Occupancy costs increased $912,000 or 35% to $3,555,000 from $2,643,000, again mainly relating to the New York office.

Interest expense decreased during the first nine months of fiscal 2001 as compared with the first nine months of fiscal 2000. Interest expense decreased $1,011,000 or 27% to $2,719,000 from $3,730,000. The decrease relates to lower customer balances on which the Company pays interest during the first nine months of fiscal 2001 as compared with the first nine months of fiscal 2000 as well as lower interest rates. Interest revenue decreased $1,027,000 or 18% to $4,689,000 from $5,716,000 as a result of the decrease in margin debits and lower interest rates for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2001.

Overall, the diluted loss before the extraordinary gain was $1.62 per share as compared with diluted earnings of $0.81 per share for the first nine months of fiscal 2001 and 2000, respectively. The diluted loss after the extraordinary gain was $1.43 per share as compared with diluted earnings of $0.81 per share for the first nine months of fiscal 2001 and 2000, respectively.

Liquidity and Capital Resources

As with most financial firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. National also utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. At June 29, 2001, National had a $5,000,000 secured line of credit with American National Bank and Trust Company of Chicago, which is guaranteed by the Company. The line is subject to renewal on December 31, 2001. Borrowings bear interest at the "call money rate" plus 1%. Interest is payable monthly. These borrowings are short-term and generally do not extend beyond a few days. At June 29, 2001, National had $4,750,000 in borrowings outstanding. Additionally, National may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer.

National, as a registered broker-dealer is subject to the SEC's Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items or $1,000 per market made, as a market maker, up to a maximum of $1,000,000. At June 29, 2001, National's net capital exceeded the requirement by $3,022,000.

WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that the company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At June 29, 2001, WestAmerica's net capital exceeded the requirement by $24,660.

Canterbury, as a registered broker-dealer, is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that Canterbury maintain minimum net capital equal to $5,000. At June 29, 2001, Canterbury's net capital exceeded the requirement by $2,741.

Advances, dividend payments and other equity withdrawals from National, WestAmerica or Canterbury are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may distribute or advance to Olympic.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

The Company believes its internally generated liquidity, together with access to external capital and debt resources will be sufficient to satisfy existing operations. The $3,000,000 of additional capital raised by the Company, in the second quarter of fiscal 2001, has been used primarily to support National's expanded market making activities. Furthermore, as the Company continues to expand its operations, or acquires other businesses, the Company will likely require additional capital. The Company is continuously evaluating various alternatives to increase its capital. Additionally, the Company is rigorously reviewing its overhead expenses, and in April, May and June 2001, implemented multiple expense reductions including reductions in the salaries of management ranging from 10% to 40%. Management will continue to implement expense reductions as it seeks to achieve profitability.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

During the quarter, there was a development in the following proceeding:

Complete Management, Inc., United States District Court for the Southern District of New York. See disclosure in the Company's Form 10-K for the fiscal year ended September 29, 2000.

In March 2001, the District Court denied National's motion to dismiss. In May 2001, National submitted its answer to the complaint in which it set forth its defenses. National believes that its defenses are valid and will vigorously defend this action.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits (None)

b)       Reports on Form 8-K (None)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES



August 20, 2001                      By: /s/ Steven A. Rothstein
Date                                         Steven A. Rothstein, Chairman
                                             and Chief Executive Officer




August 20, 2001                      By: /s/ Robert H. Daskal
Date Robert H. Daskal, Senior Vice President, Chief Financial Officer, Secretary and Treasurer


August 20, 2001                      By: /s/ David M. Williams
Date                                         David M. Williams
                                             Corporate Controller and
                                             Chief Accounting Officer