Form 10-K
period 2001-09-28
OLYMPIC CASCADE FINANCIAL CORP
filed 2001-12-28
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                         Commission File No.  001-12629
   September 28, 2001                                                 ----------


                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact Name of Registrant as specified in its charter)
           DELAWARE                                                  36-4128138
------------------------------------                              --------------
 (State or other jurisdiction of                              (I.R.S.   Employer
  incorporation or organization)                             Identification No.)

875 North Michigan Avenue, Suite 1560, Chicago, IL         60611
----------------------------------------------------   --------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (312) 751-8833
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:
                                                     Common stock $.02 par value
                                                     ---------------------------
                                                          (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   X       No
                                                   -----        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                               Yes                No   X
                                                  -------            -------

As of December 18, 2001, 1,622,331 shares of the Company's common stock were held by non-affiliates, having an aggregate market value of $1,946,797. The number of common shares outstanding as of December 18, 2001 was 2,236,449.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the Securities and Exchange Commission ("SEC") in connection with the Company's Annual Meeting of Shareholders to be held on March 12, 2002 (the "Company's 2002 Proxy Statement") are incorporated by reference into Part III hereof.

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

Olympic Cascade Financial Corporation, a Delaware corporation organized in 1997 ("Olympic" or the "Company"), is a financial services organization operating through its three wholly-owned subsidiaries, National Securities Corporation, a Washington corporation organized in 1947 ("National"), WestAmerica Investment Group, a California corporation organized in 1974 ("WestAmerica"), and
Canterbury Securities Corporation ("Canterbury"), an Illinois corporation organized in 1998. Olympic is committed to establishing a significant presence in the financial services industry by providing financing options for emerging, small and middle capitalization companies both in the United States and abroad through research, financial advisory services and sales, and investment banking services for both public offerings and private placements, and providing retail brokerage, institutional trading and trade clearance operations.

In December 2001, the Company executed definitive agreements with respect to a series of transactions under which new investors have obtained a significant ownership in Olympic by way of making up to a $1.5 million investment in Olympic and by purchasing a portion of the shares held by Steven A. Rothstein and family, the largest shareholder and the Company's Chairman and Chief Executive Officer (the "Investment Transaction"). The investors include an affiliate of Sands Brothers & Company, a New York Stock Exchange ("NYSE") member firm, and Mark Goldwasser, the current President of Olympic. As part of this transaction, note holders of the Company's January 2004 Promissory Notes exchanged one half of their notes for equity securities in the Company. In connection with this transaction, Steven A. Rothstein and Robert H. Daskal have agreed to terminate their employment agreements in exchange for consulting agreements with the Company. Messrs. Steven B. Sands and Martin S. Sands will assume the offices of Co-Chairman, and Mr. Goldwasser will become Chief Executive Officer upon Mr. Rothstein's resignation.

In August 2001, the Company entered into an agreement with First Clearing Corporation ("First Clearing"), an affiliate of First Union Securities, Inc., under which First Clearing will provide clearing and related services for National (the "Clearing Agreement"). The Clearing Agreement will expand the products and services capabilities for National's retail and institutional business, enable National to consolidate its existing clearing operations and reduce fixed overhead associated with its self-clearing activities.

The conversion to First Clearing began in December 2001. In connection with the Clearing Agreement, the Company entered into a ten-year promissory note with First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provides for another $1,000,000 loan to be extended to the Company at completion of the conversion, subject to certain conditions that are expected to be satisfied upon closing of the Investment Transaction.

Additional borrowings are available to the Company upon the attainment by National of certain volume and profitability goals, none of which have been met as of the date of filing of this Form 10-K. Borrowings under the promissory notes are forgivable based on certain business performance and trading volumes of the Company over the life of the loan.

National conducts a national securities brokerage business through its main office and second largest sales office in Seattle, Washington and in 57 other offices located in 19 states. National also operates in several international cities. Its business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. Additionally, National has a significant retail and trading presence in New York City with corporate finance transactions originating in Chicago, Illinois. The majority of National's transactions with the public involve solicited trades.

In December 2001, WestAmerica voluntarily withdrew its membership with the NASD and ceased conducting business as a broker-dealer. WestAmerica intends to file for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica, based in Scottsdale, Arizona, was a registered securities broker-dealer providing primarily retail brokerage operations. The majority of WestAmerica's transactions with the public involved solicited trades.

In June 2000, the Company acquired all of the outstanding stock of Canterbury, a Chicago, Illinois based broker-dealer formerly engaging in private placement transactions. Canterbury has no retail customer accounts and since acquisition has had no activity. In the event that the Investment Transaction is consummated, the Company has agreed to sell Canterbury for its book value to Mr. Rothstein.

As of September 28, 2001, the Company and its subsidiaries had approximately 175 employees and 335 independent contractors. Of these totals, approximately 410 were registered representatives. As a result of the slowdown in the financial markets and the Company's recent change from self-clearing to clearing with First Clearing, the Company has scaled back its employee staff. As of December 2001, the Company had approximately 130 employees. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company's obligations for federal and state withholding, unemployment and social security taxes. The Company's independent contractor arrangements conform with accepted industry practice, and therefore, the Company does not believe there is a material risk of an adverse determination from the tax authorities which would have a significant effect on the Company's ability to recruit and retain investment executives, or on the Company's current operations and financial results of operations. No employees are covered by collective bargaining agreements, and the Company believes its relations are good with both its employees and independent contractors.

The Company is engaged in a highly competitive business. With respect to one or more aspects of its business, its competitors include member organizations of the New York Stock Exchange, Inc. and other registered securities exchanges in the United States and Canada, and members of the National Association of Securities Dealers, Inc. ("NASD"). Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition, as well as companies that provide electronic on-line trading. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries. For a further discussion of risks facing the Company please see the section below entitled, "Risk Factors."

The Company's business plan includes the growth of its retail and institutional brokerage business. Due to a slowdown in the financial markets, the Company has scaled back certain business activities, including: proprietary trading, market-making trading, and online investing services. Management believes that consolidation within the industry is inevitable. Concerns attributable to the weakened market and increased competition help explain the increasing number of acquisition opportunities continuously introduced to the Company. The Company is focused on maximizing the profitability of its existing operations, while it continues to seek additional selective strategic acquisitions.

In October 2000, the Company opened a significant branch office of National in New York City. This office specializes in broker-to-broker fixed income transactions and equity market making activities. In February 2001, National expanded these market-making trade activities. By July 2001, National made markets in approximately 2,000 securities, comprised mainly of equities traded on the NASDAQ and OTC Bulletin Board. As a result of the losses attributable to a slow-down in the broader market, National has curtailed these market-making trading activities. As of December 2001, National makes markets in approximately 300 securities.


(b) Financial Information about Industry Segments

For a more detailed analysis of our results by segment see Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operation."

(c) Brokerage Services

Brokerage services to retail clients are provided through the Company's sales force of investment executives at National and, until December 2001, at WestAmerica.

National Securities Corporation
National is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and licensed in 50 states, the District of Columbia and Puerto Rico. National is also a member of the NASD, the Municipal Securities Rulemaking Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC").

National's goal is to meet the needs of its investment executives and their clients. To foster individual service, flexibility and efficiency, and to reduce fixed costs, investment executives at National act as independent contractors responsible for providing their own office facilities, sales assistants, telephone and quote service, supplies and other items of overhead. Investment executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to supervisory procedures. In addition, investment executives have direct access to research materials, management, traders, and all levels of support personnel.

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

Since National requires most of its investment executives to absorb their own overhead and expenses, it is able to pay an average of approximately 75% of commissions and mark-ups generated by the investment executive. This arrangement also reduces fixed costs and lowers the risk of operational losses for non-production.

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

In the  fiscal  year  2001,  National  cleared  approximately  60%  of  its  own securities transactions and posted its books and records daily, with the remaining 40% of the transactions clearing through Bear Stearns Securities Corporation, US Clearing Corporation and Pershing. In August 2001, the Company entered into an agreement with First Clearing, an affiliate of First Union Securities, Inc., under which First Clearing will provide clearing and related services for National. The Clearing Agreement will expand the products and services capabilities for National's retail and institutional business, enable National to consolidate its existing clearing operations and reduce fixed overhead associated with its self-clearing activities. The conversion to First Clearing began in December 2001.

Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions. Operations personnel monitor compliance with applicable laws, rules and regulations.

WestAmerica Investment Group
In December 2001, WestAmerica voluntarily withdrew its membership with the NASD and ceased conducting business as a broker-dealer. WestAmerica intends to file for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. Until December 2001, WestAmerica was registered as a broker-dealer with the SEC and licensed in 44 states, Puerto Rico and the District of Columbia. WestAmerica was also a member of the NASD, the MSRB and the SIPC. WestAmerica offered traditional securities brokerage and financial planning business and fee-based investment management business to its retail clients.

Unlike National, the majority of WestAmerica's investment executives were employees. As such, the average commission payout was approximately 20-30% lower than National's commission payout of approximately 75%. Since the commission payout was much lower, WestAmerica provided office space, equipment, supplies and other resources for its investment executives. Recently, WestAmerica experienced operating losses. In addition to these losses, WestAmerica had arbitration losses that exceeded its net capital.

Canterbury Securities Corporation
Canterbury is a registered as a broker-dealer with the SEC and is licensed in Illinois. Canterbury is a member of the NASD, the MSRB and the SIPC. Canterbury formerly engaged in private placement transactions. Canterbury has no retail customer accounts and, therefore, operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(i). Since acquisition in June 2000, Canterbury has had no activity. Upon consummation of the Investment Transaction the Company has agreed to sell Canterbury for its book value to Mr. Rothstein. Canterbury was acquired for cash of $30,000 and the issuance of five-year warrants to acquire 5,000 unregistered shares of common stock of the Company at a price of $6.375 per share.

(d) Investment Banking

National provides corporate finance and investment banking services, including underwriting the sale of securities to the public and arranging for the private placement of securities with investors. National's corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. In the past, National has underwritten both equity securities and convertible corporate bonds as initial or secondary public offerings.

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

At National, a staff of four traders in its New York office, six traders and assistants in its Seattle headquarters, and three traders and assistants in its Spokane, Washington office, manage an inventory of securities and conduct market-making activities. As of September 28, 2001, National made a market in more than 1,500 equity securities, the majority of which were quoted on the NASDAQ stock market and the OTC Bulletin Board. This includes companies for which National managed or co-managed a public offering. During the fiscal year
ended  2001,   through  its  recently  opened  New  York  branch,   the  Company
substantially increased the number of securities for which it makes a market. However, due to the slow-down in the financial markets these activities were substantially reduced. As of December 2001, National makes markets in approximately 300 securities.

The Company's trading departments require a commitment of capital. Most principal transactions place the Company's capital at risk. Profits and losses are dependent upon the skill of the traders, price movements, trading activity and the size of inventories.

Because the Company's trading activities occasionally may involve speculative and thinly capitalized stocks, including stabilizing the market for securities which it has underwritten, the Company imposes position limits to reduce its potential for loss.

In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to or purchase from customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. The Company believes its mark-ups, mark-downs and commissions are competitive based on the services it provides to its customers.

In executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, the Company generally acts as agent and charges commissions which the Company believes are competitive, based on the services the Company provides to its customers. The Company may receive rebates for the order flow of the securities for which it does not make a market.

(f) Online trading

In May 2001, the Company closed the operations of NSCdirect (a division of National), which provided online investing services for its customers. NSCdirect began trading in April 2000 and was serviced out of Seattle, Washington. The heavily competitive online trading marketplace coupled with the expenses of running such division proved to be an unprofitable business for the Company. By discontinuing its operation the Company was better able to direct its resources to other ventures.

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

In May 2001, without admitting or denying the alleged violations, National accepted and consented to the entry of the following findings by NASD
Regulation: At various times in 1999 and 2000, the firm violated NASD Conduct Rules 2860(b)(5); Rule 3360; Rule 3370; Rule 2110 and 3010; and SEC Rule 11Ac1-4. The firm was censured and fined $35,000 in a settlement dated May 21, 2001.

(h) Venture Capital

In March 2001, the Company had its initial closing of Robotic Ventures Fund I, L.P., a venture capital fund dedicated to investing in companies engaged in the business of robotics and artificial intelligence. As of September 2001, the fund raised a total of $5.2 million, $265,000 of which was capital directly invested by the Company into the fund. The Company serves as the managing member of Robotic Ventures Group LLC, the general partner of the fund. As the managing member of the fund's general partner, the Company is entitled to the 2% management fee paid by the fund. Additionally, the Company owns 24.5% of the fund's general partner, which is entitled to 20% of the profits generated by the fund after the investors receive the return of their invested capital.

RISK FACTORS

The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business, financial condition or results of operation could be materially adversely affected by any of these risks.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include the risks and uncertainties detailed below. Any forward-looking statements contained in or incorporated into this Report speak only as of the date of this Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise

Operating results have resulted in reporting losses.
We have reported losses of approximately $7.9 million over the past four quarters, and there is no assurance that we will be profitable in the near term. Our losses are primarily attributable to the recent market slow-down and volatility. We anticipate that with increased revenues we will return to profitability; however, there can be no assurance that revenues will increase and profitability will return.

In order for the Company to have the opportunity for future success and profitability, we must successfully obtain additional financing, either through borrowings, additional public offerings or some type of business combination (e.g., merger, buyout, etc.). The Company actively pursued a variety of funding sources, and entered into the Investment Transaction in order to address the capital requirements of the Company. If the Company continues to experience operating losses, additional financing will be necessary, and there can be no assurance that we will be successful in such pursuits. In addition, any issuance of new securities to raise capital may cause the dilution of shares held by current shareholders.

Changing economic, political and market conditions may result in decreased revenues and may increase our cost of doing business. The securities industry is subject to a variety of uncertainties, including: declines in price level and volume of transactions; losses resulting from the trading or underwriting of securities; volatility of domestic and international financial, bond and stock markets, as demonstrated by recent disruptions in the financial markets; extensive government regulation; litigation; intense competition; and the failure of third parties to meet commitments. Other items affecting the securities industry include increased consolidation, increased use of technology, increased use of discount and online electronic brokerage services, and increased regulation. These items in particular could result in our facing increased competition from larger broker-dealers, a need for increased investment in technology, or potential loss of customers or reduction in commission income. There can be no assurance that these trends or future changes will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risk Factors

(Continued)


Market fluctuations may reduce our revenues and profitability. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, our profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments. National acts as a market maker in publicly traded common stocks. In market making transactions, we undertake the risk of price changes or being unable to resell the common stock we hold or being unable to purchase the common stock we have sold. These risks are heightened by the illiquidity of many of the common stocks we trade and/or make a market. Any losses from our trading activities, including as a result of unauthorized trading by our employees, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of common stocks held for trading purposes. During periods of declining volume and revenue, our profitability would be adversely affected. Declines in market values of common stocks and the failure of issuers and third parties to perform their obligations can result in illiquid markets in which we may incur losses in our principal trading and market-making activities.

Competition with larger financial firms may have a negative effect on our business.
We compete directly with national and regional full-service broker-dealers and a broad range of other financial service firms, including banks and insurance companies. Competition has increased as smaller securities firms have either ceased doing business or have been acquired by or merged into other firms. Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing and other resources than we have. Many of these firms offer their customers more products and research than currently offered by us. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. We also face competition from companies offering discount and/or electronic brokerage services, including brokerage services provided over the Internet, which we are currently not offering and do not intend to offer in the foreseeable future. These competitors may have lower costs or provide more services, and may offer their customers more favorable commissions, fees or other terms than those offered by us. To the extent that issuers and purchasers of securities transact business without the assistance of us, our operating results could be adversely affected.

We are currently subject to extensive securities regulation and the failure to comply with these regulations could subject us to penalties or sanctions. The securities industry and our business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including the National Association of Securities Dealers, Inc. and the Municipal Securities Rulemaking Board. We are a registered broker-dealer with the SEC and member firms of the NASD.

Broker-dealers are subject to regulation which cover all aspects of the securities business, including: sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. The regulatory environment is also subject to change.

Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us that may result in a censure, fine, civil penalties, issuance of cease-and-desist orders, the deregistration or suspension of our broker-dealer activities, the suspension or disqualification of our officers or employees, or other adverse consequences. The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition.

We rely on clearing brokers and termination of the agreements with these clearing brokers could disrupt our business. We recently changed from a self-clearing system to using clearing brokers to process our securities transactions and maintain customer accounts on a fee basis for us. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. Our broker-dealers depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, we are exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are terminated for any reason, we would be forced to find alternative clearing firms. We cannot assure you that we would be able to find an alternative clearing firm on acceptable terms to them or at all.

We permit our clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the client's account. During periods of volatile markets, the value of the collateral held by the clearing brokers could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing brokers sell or buy securities at prevailing market prices, and may incur losses to satisfy client obligations. We have agreed to indemnify the clearing brokers for losses they incur while extending credit to our clients.

Credit risk exposes us to losses caused by financial or other problems experienced by third parties. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties include: trading counterparts, customers, clearing agents, exchanges, clearing houses, and other financial intermediaries as well as issuers whose securities we hold. These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from: holding securities of third parties, executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries, and extending credit to clients through bridge or margin loans or other arrangements. Significant failures by third parties to perform their obligations owed to us could adversely affect our revenues and perhaps our ability to borrow in the credit markets.

Adverse results of current litigation and potential securities law liability would result in financial losses and divert management's attention to business. Many aspects of our business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. We are subject to potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. National may be liable for the unauthorized acts of its retail brokers if it fails to adequately supervise their conduct. As an underwriter, we may be subject to substantial potential liability under federal and state law and court decisions, including liability for material misstatements and omissions in securities offerings. We may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future. We carry "Errors and Omissions" insurance to protect against arbitrations, however, the policy is limited in items and amounts covered and there can be no assurance that it will cover a complaint. The adverse resolution of any legal proceedings involving us could have a material adverse effect on our business, financial condition, results of operations or cash flows.


Item 2 - PROPERTIES

The Company owns no real property. Its corporate headquarters are shared with National in leased space in Chicago, Illinois and Seattle, Washington. Additionally, the Company leases office space in Boca Raton, Florida, and through its subsidiaries the Company leases office space in Marietta, Georgia, Scottsdale, Arizona, New York, New York, and Spokane, Washington. The branch offices, which are run by independent contractors, are leased by those contractors.

Leases expire at various times through May 2008. The Company believes the rent at each of its locations is at current market rates. At current production levels, the Company believes its leased space is suitable and adequate, however, increased activity could require additional space to be leased.

Item 3 - LEGAL PROCEEDINGS

1.       The Maxal Trust, et al. v. National Securities  Corporation et al.,
         ------------------------------------------------------------------
         United States District Court, Central District of California, Case No. CV-97-4392 ABC (Shx). See disclosure in the Company's Form 10-Q for the quarter ended December 31, 1998 and Form 10-K for the fiscal year ended September 24, 1999.

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

2. Complete Management, Inc.- National was named, together with others, as a defendant in several class action lawsuits filed against Complete Management, Inc. in the United States District Court for the Southern District of New York, Case No. 99 Civ. 1454 (NRB). These actions were initially commenced on February 25, 1999 and are the subject of a consolidated amended complaint dated March 15, 2000. As to National, the consolidated complaint alleges violations of Section 11 of the Securities Act of 1933, 15 U.S.C.ss.77k, in connection with National's role as underwriter in a June 1996 securities offering for Complete Management, and in connection with National's role as a co-underwriter in a December 1996 securities offering for Complete Management. Plaintiffs allege that the registration statements and prospectuses filed in connection with the securities offerings in June and December 1996 contained false and misleading statements or omitted facts necessary to make statements not misleading.

         On or about June 2, 2000, National, along with the other defendants, moved to dismiss the action on the grounds that plaintiffs' complaint is defective, that plaintiffs are barred by the statute of limitations, and plaintiffs are unable to establish their claims as a matter of law. On March 30, 2001, the court denied defendants' various motions to dismiss. On May 17, 2001, National submitted its answer to the complaint in which it set forth its defenses, including, among others, that much of the class cannot trace their stock to offerings in which National was involved and that National conducted appropriate due diligence.

         After an initial round of document disclosure, on or about November 28, 2001, plaintiffs filed a motion to certify the class. National will contest class certification and diligently pursue its defenses.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, which in the aggregate seek general and punitive damages approximating $9,500,000. These matters arise out of the normal course of business.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 28, 2001.


Item 4(A)- EXECUTIVE OFFICERS OF REGISTRANT

The following sets forth the names, ages and positions of all executive officers of the Company as of December 1, 2001 (see also discussion of executive officers in Item 1(a)):

Steven A. Rothstein    51       Chairman and Chief Executive Officer
                                Chairman and Chief Executive Officer of National
                                Director of Canterbury

Mark A. Goldwasser     43       President
                                Vice Chairman of National

Robert H. Daskal       60       Senior Vice President, Chief Financial  Officer,
                                Treasurer  and Secretary
                                Secretary of National
                                Director of WestAmerica
                                Director of Canterbury

Michael A. Bresner     57       President of National

Craig M. Gould         31       Vice-Chairman of Technology
                                Managing Director of National


                                     PART II

Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

The Company's common stock trades on the American Stock Exchange and the Chicago Stock Exchange. The Company's common stock trades using the symbol OLY. As of September 28, 2001, the Company had approximately 1,000 shareholders, including those shareholders holding stock in street name and trust accounts.

Delaware law authorizes the Board of Directors to declare and pay dividends with respect to the Company's common stock either out of its surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless the Company's capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. Prior to the issuance of the preferred stock in the Investment Transaction, no shareholder held preferential rights in liquidation. The Company has never declared a cash dividend and does not presently foresee declaring one in the coming fiscal year.

High and low closing bid quotations from September 25, 1999 to September 28, 2001 have been obtained from the American Stock Exchange. The range of market prices for each quarter of fiscal years ended September 29, 2000 and September 28, 2001 are as follows:

Period                                                High               Low

September 25, 1999/December 31, 1999                 $8.50             $3.13
January 1, 2000/March 31, 2000                      $13.56             $5.63
April 1, 2000/June 30, 2000                          $8.50             $5.75
July 1, 2000/September 29, 2000                      $8.06             $5.13

September 30, 2000/December 31, 2000                 $5.875            $2.6875
January 1, 2001/March 31, 2001                       $4.875            $3.0625
April 1, 2001/June 30, 2001                          $3.38             $2.50
July 1, 2001/September 28, 2001                      $5.20             $2.00


The closing bid price of the Company's common stock on December 18, 2001, as reported on The American Stock Exchange, was $1.20 per share.

Item 6 - SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 2001, 2000, 1999, 1998 and 1997. This information has been derived from, and should be read in conjunction with, the audited financial statements, which appear elsewhere in this report. The financial data for the fiscal years ended 2001, 2000, 1999, 1998 and 1997 have been restated to reflect the discontinued operations of the Company's subsidiary, WestAmerica. All information is expressed in thousands of dollars except per share information.

                                                                 Fiscal Year
                                     ----------------------------------------------------------------------
                                         2001          2000           1999          1998         1997
                                     ----------------------------------------------------------------------
Net revenues                              $ 50,224       $56,213       $ 39,477     $ 44,782       $38,978
Net income (loss) from continuing
 operations before extraordinary items      (7,338)        1,356              8       (4,686)           75
Net income (loss) per common share           (3.33)         0.64           0.01        (3.13)         0.05
Total assets                                77,599        92,696         86,113       72,566        63,260
Long-term obligations                        3,000           608          2,150        2,770             -
Stockholders' equity                           622         8,039          4,039        2,948         7,604
Cash dividends                                   -             -              -            -             -

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in Item 1 above. Any forward-looking statements contained in or incorporated into this Report speak only as of the date of this Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
The results discussed below have been restated to reflect a discontinuation of operations for the Company's subsidiary, WestAmerica.

Fiscal Year 2001 Compared with Fiscal Year 2000

The Company's fiscal year 2001 resulted in a decrease in revenues and an overall net loss compared with net income in the same period of fiscal 2000. The decrease in revenues is due to the continued slumping securities markets, which significantly affected commission revenues. As a result, the Company reported a net loss from continuing operations before extraordinary item of $7,338,000 compared with net income from continuing operations of $1,356,000 for the fiscal year 2000.

Revenues from continuing operations decreased $5,989,000, or 11%, in the fiscal year 2001 to $50,224,000 from $56,213,000 in the fiscal year 2000. This decrease is due mainly to the weaker overall securities market compared with the securities market during the fiscal year 2000. The percentage mix of commission revenue and net dealer inventory gains changed, mainly due to National's New York office, which focuses on principal mark-ups and mark-downs as well as agency trading of fixed income products, OTC and listed equities to various institutional clients, proprietary trading and market-making activities.

Commission revenue decreased $3,847,000, or 16%, to $19,761,000 from $23,608,000 during the fiscal year 2001 compared with the fiscal year 2000. The decrease in revenues is due to the continued slumping securities markets.

Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark downs, decreased $818,000, or 4%, to $19,132,000 from $19,950,000 during the fiscal year 2001 compared with the fiscal year 2000.

Investment banking revenue decreased $1,318,000, or 56%, to $1,020,000 from $2,338,000 in the fiscal year 2001 compared with the fiscal year 2000. The Company did not manage a public underwriting in fiscal years 2001 or 2000. The decrease in revenues is attributed to a general slow-down in the broader capital markets. During the fiscal years 2001 and 2000, investment banking revenue was generated primarily from the completion of private placement transactions and advisory fees.

Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, increased $1,854,000, or 115%, to $3,469,000 from $1,615,000 during the fiscal year 2001 compared to the fiscal year 2000. The increase in other revenue was due mainly to an increase in fee based accounts at National.

Although total revenues decreased 11%, total expenses increased by $3,120,000, or 6%, to $57,644,000 in the fiscal year 2001 from $54,524,000 in the fiscal year 2000.

Commission expense decreased $4,841,000, or 15%, to $28,448,000 in the fiscal year 2001 from $33,289,000 in fiscal year 2000 due to the decrease in commission revenue from which commission expense is paid. Employee compensation expense increased $2,379,000, or 37%, to $8,726,000 in fiscal year 2001 from $6,347,000 in the fiscal year 2000. The increase in employee compensation is a result of the expansion into principal and agency transactions at National's New York office. In April 2001, management took a 10% reduction in salaries. In July 2001, management further reduced salaries by 10%. In October 2001, all management salaries were temporarily reduced to $75,000. Overall, combined commissions and employee compensation as a percentage of revenue increased slightly to 74% from 71% in the fiscal year 2001 and 2000, respectively.

As expected, based on the expansion in New York, expenses relating to occupancy, communications, and other all increased. Occupancy expense, consisting mainly of rent, office supplies and depreciation increased $1,148,000, or 35%, to $4,415,000 from $3,267,000. Communications expense increased $2,230,000 to $3,340,000 or 201% from $1,110,000. Other expenses increased $151,000 or 7% to
$2,344,000 in 2001 from $2,193,000 in 2000.

Taxes, licenses and registration decreased $35,000, or 4%, to $763,000 from $798,000. Professional fees increased $569,000, or 41%, to $1,945,000 from $1,376,000.

Interest expense decreased $1,359,000,  or 29%, to $3,361,000 from $4,720,000. A decrease in customer deposits on which the Company pays interest, coupled with a decrease in interest rates during fiscal 2001, account for the decrease in interest expense. The 29% decrease in interest expense correlates directly to the interest income from customer margin debt, which decreased $1,688,000, or 23%, during the same period from $7,438,000 in fiscal 2000 to $5,750,000 in fiscal 2001.

Overall, diluted losses from continuing operations were $3.33 per share as compared to diluted earnings from continuing operations of $.64 per share for the fiscal years 2001 and 2000, respectively.

Results of Discontinued Operations
Fiscal Year 2001 Compared with Fiscal Year 2000

In December 2001, WestAmerica voluntarily withdrew its membership with the NASD and ceased conducting business as a broker-dealer. Until December 2001, WestAmerica was registered as a broker-dealer with the SEC and licensed in 44 states, Puerto Rico and the District of Columbia. WestAmerica, offered traditional securities brokerage and financial planning business and fee-based investment management business to its retail clients. Recently WestAmerica experienced operating losses. In addition to these losses, WestAmerica had arbitration losses that exceeded its net capital.

WestAmerica's fiscal year 2001 resulted in a decrease in revenues and an overall net loss compared with net income in the same period of fiscal 2000. Total revenues decreased $2,441,000, or 53%, to $2,155,000 in 2001 from $4,596,000 in
2000. The decrease in revenues is due to the continued slumping securities markets, which significantly affected commission revenues. As a result of the operating losses and losses from arbitrations, WestAmerica reported a net loss of $1,002,000 in fiscal year 2001 compared with net income of $200,000 for the fiscal year 2000.

Results of Operations
Fiscal Year 2000 Compared with Fiscal Year 1999

The Company's fiscal year 2000 resulted in significant increase in revenues and net income as compared with the fiscal year 1999. The increase in revenues was due to growth in the retail brokerage and dealer operations combined with strong markets in the first half of fiscal 2000. Overall, the Company reported net income of $1,356,000 in the fiscal year 2000 compared with net income of $8,000 in the fiscal year 1999.

Revenues increased $16,736,000, or 42%, in the fiscal year 2000 to $56,213,000 from $39,477,000 in the fiscal year 1999 and expenses increased $15,051,000, or 38%, to $54,524,000 in the fiscal year 2000 from $39,473,000 in the fiscal year 1999. Revenues increased primarily due to the increase in commissions and net dealer inventory gains based on the strength of the market in the first half of the fiscal year.

Commission revenue increased $2,883,000, or 14%, to $23,608,000 from $20,725,000 during the fiscal year 2000 compared with the fiscal year 1999. This increase was due to the strength of the markets in the first half of the fiscal year 2000.

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

Investment banking revenue decreased $121,000, or 5%, to $2,338,000 from $2,459,000 in the fiscal year 1999. The Company did not manage a public underwriting in fiscal years 2000 or 1999. During the fiscal year 2000 and the fiscal year 1999, investment banking revenue was generated primarily from the completion of private placement transactions and advisory fees.

Other revenue, consisting of asset management fees and revenue from market making trade order flow, increased $795,000, or 97%, to $1,615,000 from $820,000 during the fiscal year 2000 compared to the fiscal year 1999. The increase in other revenue was due mainly to an increase in asset management fees received through National Asset Management, a subsidiary of National.

Concurrent with the overall increase in revenues, total expenses increased $15,051,000, or 38%, to $54,524,000 from $39,473,000 in the fiscal year 1999.
This increase in expenses was anticipated due to increases in revenues, and thereby an increase in commission expense and employee compensation.

Commission expense increased $9,487,000, or 40%, to $33,289,000 from $23,802,000 due to the increase in commission revenue, and net dealer inventory gains from which commission expense is paid. Employee compensation expense increased $1,872,000, or 42%, to $6,347,000 from $4,475,000 in the fiscal year 1999. In
September 1998, certain members of management of the Company received temporary reductions in compensation, ranging from 10% to 62%. These reductions were reinstated in full prior to the first quarter of fiscal 2000. Overall, combined commissions and employee compensation as a percentage of revenue decreased slightly to 71% from 72% in the fiscal year 2000 and 1999, respectively.

As anticipated, with the overall increase in revenue expenses regarding occupancy, taxes, licenses and registration and other have increased from the fiscal year 1999 to the fiscal year 2000. Occupancy expense, consisting mainly of rent, office supplies and depreciation increased $1,093,000, or 50%, to
$3,267,000 from $2,174,000. This increase relates mainly to increased rent, depreciation and computer services. Rent increased approximately $320,000 at National due to a new office lease signed in July 1999 at a higher rate per square foot, as well as office space added for NSCdirect. Additionally, with the addition of NSCdirect, computer services and depreciation increased approximately $665,000, due to costs for additional equipment and computer services such as web hosting, off-site server maintenance and other costs associated with online trade execution and online account access. Additionally, included in the increase in computer services are increased costs from National's third party data processing company. These charges are calculated on a cost per trade basis and as overall trade volume increased in the first half of the fiscal year 2000, computer services increased.

Taxes, licenses and registration increased $722,000, or 950%, to $798,000 from $76,000. This increase was due primarily to National receiving a refund of prior years' business operating taxes totaling $330,000 in the fiscal year 1999. Additionally, with the increased revenue in fiscal 2000 business operating taxes, which are a revenue based tax, increased.

Other  expenses  increased  $1,047,000,  or 91%, to $2,193,000  from  $1,146,000 during the fiscal year 2000 and 1999, respectively. In the fiscal year 2000, the Company incurred travel and moving expenses totaling $818,000, an increase of approximately $263,000 from the prior fiscal year 1999. Also, the Company incurred additional employment agency fees totaling $83,000 as the Company hired more people to accommodate growth. Professional fees decreased $518,000, or 27%, to $1,376,000 from $1,894,000. This decrease is due to the Company resolving several of its lawsuits during the previous fiscal year. Finally, customer write-offs and bad debt expense increased approximately $492,000 from the fiscal year 1999.

Interest expense increased $958,000, or 25%, to $4,720,000 from $3,762,000. The main reason for this increase is the increase in customer deposits, on which the Company pays interest and the accelerated accretion of interest on original issue discount notes, which were repaid during the second quarter of fiscal 2000. Original issue discount interest for the nine months totaled $232,000. The remaining interest expense increase was due to the increase in customer deposits of $7.0 million during the fiscal year 2000. This increase was more than offset by increased interest income from customer margin debt, which increased by $16.2 million during the fiscal year 2000. Interest income increased $1,891,000, or 34%, to $7,438,000 from $5,547,000 during the fiscal year 2000 as compared with the fiscal year 1999.

Overall, diluted earnings were $0.64 per share as compared with $0.01 per share for the fiscal years 2000 and 1999, respectively.

Results of Discontinued Operations
Fiscal Year 2000 Compared with Fiscal Year 1999

WestAmerica's fiscal year 2000 resulted in an increase in revenues and net income compared with the same period of fiscal 1999. Total revenues increased $731,000, or 19%, to $4,596,000 in 2000 from $3,865,000 in 2000. The increase in revenues was due to a growth in retail brokerage business and stronger markets during the first half of the year. WestAmerica's net income increased $90,000, or 82%, to $200,000 in fiscal year 2000 compared with net income of $110,000 for the fiscal year 2000.

Liquidity and Capital Resources

As with most financial services firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, National utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. Until January 2001, National had a $3,000,000 revolving secured credit facility with Bank of America. In January 2001, National entered into a $5,000,000 secured line of credit with American National Bank and Trust Company of Chicago, that is guaranteed by the Company. As of September 28, 2001 $3,500,000 was outstanding on the line of credit, and as of December 28, 2001 $1,500,000 remained outstanding. The line of credit that was utilized to support National's self clearing activity will expire on December 31, 2001 and will not be renewed.

Borrowings bear interest at the "call money rate" plus 1%. Interest is payable monthly. These borrowings are short-term and generally do not extend beyond a few days. Additionally, National may borrow up to 70% of the market value of eligible securities pledged through an unrelated broker-dealer.

Subsequent to the fiscal year end 2001, National entered into a Forbearance Agreement with American National Bank based on an event of default according to the original credit agreement. The Forbearance Agreement amended the line of credit to $4,000,000. Additionally, Steven A. Rothstein and Mark Goldwasser each signed a Guaranty unconditionally guaranteeing certain indebtedness of the Company to American National Bank. These guarantees effectively terminated in December 2001.

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At September 28, 2001, National's net capital exceeded the requirement by $1,604,000.

WestAmerica, as a formerly registered broker-dealer, was also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, required that WestAmerica maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At September 28, 2001, WestAmerica's did not satisfy the net capital requirement. In October 2001, WestAmerica became a $5,000 broker-dealer. In December 2001, WestAmerica voluntarily withdrew its membership with the NASD and ceased to conduct business as a broker-dealer. WestAmerica intends to file for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica has been operated as a separate legal entity, and although the Company does not believe it will have any ongoing liability for any unpaid obligations of WestAmerica, there can be no assurances that creditors of WestAmerica will not seek recovery of their claims from the Company.

Canterbury, as a registered broker-dealer, is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that Canterbury maintain minimum net capital equal to $5,000. At September 28, 2001, Canterbury's net capital exceeded the requirement by $2,800.

Advances, dividend payments and other equity withdrawals from its subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to Olympic.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

As a result of the losses throughout fiscal year 2001, notably those of the fourth quarter, attributable in part to the unprecedented events in September 2001, the Company concluded that existing capital would not be sufficient to satisfy existing operations. The Company has explored various transactions to finance the Company's operations.

In December 2001, the Company executed definitive agreements with investors, including Mark Goldwasser, the Company's President, and an affiliate of Sands Brothers & Company, an NYSE member firm, to invest $1,072,500 into the Company and place another $500,000 in escrow to be drawn upon over the next seven months, if necessary. The Company issued to the investors Series A Preferred Stock that converts into shares of the Company's common stock at $1.50 per share.

To further strengthen the capital position of the Company as part of the Investment Transaction, two unrelated individual noteholders holding $2.0 million of the company's debt will convert one-half of that debt into the same class of Series A preferred stock. The noteholders will also have 100,000 of their existing warrants to acquire up to 200,000 shares repriced from an exercise price of $5.00 per share to $1.75 per share.

In August 2001, the Company entered into an agreement with First Clearing, an affiliate of First Union Securities, Inc., under which First Clearing will provide clearing and related services for National. The Clearing Agreement will expand the products and services capabilities for National's retail and institutional business, enable National to consolidate its existing clearing operations and reduce fixed overhead associated with its self-clearing activities.

The conversion to First Clearing began in December 2001. In connection with the Clearing Agreement, the Company entered into a ten-year $6,000,000 promissory note with First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The amount of the note that is repayable on each anniversary date is the principal and interest then outstanding divided by the remaining life of the note. The Clearing Agreement also provides for another $1,000,000 loan to be extended to the Company at completion of the conversion, subject to certain conditions that are expected to be satisfied upon closing of the Investment Transaction.

In connection with the Clearing Agreement, National will terminate its clearing relationship with US Clearing. Upon termination of the agreement and transfer of all customer and proprietary accounts, National is entitled to the return of its $1,000,000 clearing deposit.

Additional borrowings are available to the Company upon the attainment by National of certain volume and profitability goals, none of which have been met as of the date of filing of this Form 10-K. Borrowings under the promissory notes are forgivable based on certain business performance and trading volumes of the Company over the life of the loan.

As of the fiscal year ended September 28, 2001, total assets were $77,599,000 compared to total assets of $92,696,000 as of the fiscal year September 29, 2000, which represents a 16% decrease in total assets for the 12-month period. There will be a material decrease in the Company's assets in fiscal year 2002 due to the change in the Company's clearing arrangements. Customer assets that are included in the current fiscal year 2001 balance sheet will no longer be accounted for on the Company's books. These assets will be held at First Clearing as part of the clearing arrangement.

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.


New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. As of September 28, 2001, the Company had no unamortized goodwill.

In August 2001, the FASB issued Statements of Financial No. 144 ("SFAS 144"), "accounting of the Impairment of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS will have on its financial position or results of operations in future periods.

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

The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short") and net positions as of September 28, 2001:

                             Long                  Short             Net
                         -----------            -----------       -------------
Equity Positions           $977,000              $689,000        $288,000 (long)
Municipal Bonds            $154,000              $103,000        $ 51,000 (long)


Item 8 - FINANCIAL STATEMENTS

See Part IV, Item 14(a)(1) for a list of financial statements filed as part of this Report.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 28, 2001.

                                    PART III

Item 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item will be included in the Company's 2002 Proxy Statement and is incorporated herein by reference.

Item 11 - EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's 2002 Proxy Statement and is incorporated herein by reference.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company's 2002 Proxy Statement and is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company's 2002 Proxy Statement and is incorporated herein by reference.

 Item 14 - EXHIBITS AND REPORTS ON FORM 8-K
(a)      The following financial statements are included in Part II, Item 8:

         1.     Financial Statements
                    Independent Auditors' Report                             F-1
                    Consolidated Financial Statements
                         Statements of Financial Condition, September 28, 2001
                         and September 29, 2000                              F-2
                         Statements of Operations, Years
                         ended September 28, 2001, September 29, 2000 and
                           September 24, 1999                                F-3
                         Statements of Changes in Stockholders' Equity, Years
                           ended September 28, 2001, September 29, 2000 and
                           September 24, 1999                                F-4
                         Statements of Cash Flows, Years ended September 28,
                           2001, September 29, 2000 and September 24, 1999   F-5
                         Notes to Consolidated Financial Statements          F-6

         2.    Financial Statement Schedules

               Schedules not listed above have been omitted because they are not applicable or have been included in footnotes to the consolidated financial statements.

(b)       Reports on Form 8-K

          No Reports on Form 8-K were filed during the fourth quarter ended September 28, 2001.

(c)       Exhibits

          See Exhibit Index.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC CASCADE FINANCIAL CORPORATION
(Registrant)



Date:    December 28, 2001         By:  /s/Steven A. Rothstein
      ------------------------          ---------------------------------------
                                        Steven A. Rothstein, Chairman and
                                        Chief Executive Officer

Date:    December 28, 2001         By:  /s/Robert H. Daskal
      ------------------------          ---------------------------------------
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

Date:    December 28, 2001         By:  /s/Steven A. Rothstein
      ------------------------          ----------------------------------------
                                        Steven A. Rothstein, Chairman and
                                        Chief Executive Officer


Date:    December 28, 2001         By:  /s/Gary A. Rosenberg
      ------------------------          ----------------------------------------
                                        Gary A. Rosenberg, Director


Date:    December 28, 2001         By:  /s/James C. Holcomb, Jr.
        ---------------------           ----------------------------------------
                                        James C. Holcomb, Jr., Director


Date:    December 28, 2001         By:  /s/D.S. Patel
        ---------------------           ----------------------------------------
                                         D.S. Patel, Director

                                  EXHIBIT INDEX

      3.1     Certificate  of  Incorporation,  as amended,  previously  filed as
              Exhibit 3.4 to Form 10-Q in May 2001and hereby incorporated by reference.
      3.2 The Company's Bylaws, as amended, previously filed as Exhibit 3.5 to Form 10-Q in May 2001, and hereby incorporated by reference.
     10.1     Office  lease,  Chicago,   Illinois,  previously  filed as Exhibit
              10.27 to Form 10-K in December 1996 and hereby incorporated by reference.
     10.2     Office lease,  Spokane,  Washington,  previously filed as  Exhibit
              10.28 to Form 10-K in December 1996 and hereby incorporated by reference.
     10.3     Amended  office  lease, Chicago,  Illinois,  previously  filed  as
              Exhibit 10.29 to Form 10-K in December 1996 and hereby incorporated by reference.
     10.4     Purchase agreement between shareholders of Friend and the
              Company, previously filed as Exhibit 10.30 to Form 10-K in December 1997 and hereby incorporated by reference.
     10.5     Purchase agreement between shareholders of WestAmerica and the Company, previously filed as Exhibit 10.31 to Form 10-K in December 1997 and hereby incorporated by reference.
     10.6     Purchase agreement between shareholders of Travis and the
              Company, previously filed as Exhibit 10.32 to Form 10-K in December 1997 and hereby incorporated by reference.
     10.7     Borrowing agreement between Seattle-First National Bank and the Company, previously filed as Exhibit 10.33 to Form 10-K in December 1998 and hereby incorporated by reference.
     10.8 Note payable agreement, previously filed as Exhibit 10.34 to Form 10-K in December 1998 and hereby incorporated by reference.
     10.9 Note payable agreement, previously filed as Exhibit 10.35 to Form 10-K in December 1998 and hereby incorporated by reference.
    10.10 Note payable agreement, previously filed as Exhibit 10.36 to Form 10-K in December 1998 and hereby incorporated by reference.
    10.11 Sales agreement between Friend and the Company, previously filed as Exhibit 10.37 to Form 10-K in December 1998 and hereby incorporated by reference.
    10.12 1996 Stock Option Plan, previously filed as Exhibit 4.1 to Form S-8 in February 1999 and hereby incorporated by reference.
    10.13 1997 Stock Option Plan, previously filed as Exhibit 4.2 to Form S-8 in February 1999 and hereby incorporated by reference.
    10.14 1999 Stock Option Plan, previously filed as Exhibit 4.3 to Form S-8 in February 1999 and hereby incorporated by reference.
    10.15*    Employment contract dated July 1999,  previously  filed as Exhibit
              10.15 to Form 10-K in December 1999 and hereby incorporated by reference.
    10.16*    Employment  contract dated July 1999 previously  filed as Exhibit
              10.16 to Form 10-K in December 1999 and hereby incorporated by reference.
    10.17*    Employment  contract dated July 1999 previously  filed  as Exhibit
              10.17 to Form 10-K in December 1999 and hereby incorporated by reference.
    10.18*    Employment  contract dated July 1999 previously  filed  as Exhibit
              10.18 to Form 10-K in December 1999 and hereby incorporated by reference.
    10.19*    Employment  contract dated  July 1999 previously  filed as Exhibit
              10.19 to Form 10-K in December 1999 and hereby incorporated by reference.

    10.20     Office lease,  Seattle,  Washington  previously  filed  as Exhibit
              10.20 to Form 10-K in December 1999 and hereby incorporated by reference.
    10.21 2000 Stock Option Plan, previously filed as Exhibit 4.1 to Form S-8 in June 2000 and hereby incorporated by reference.
    10.22*    Employment contract dated June 2000 previously filed  as  Exhibit
              10.21 to Form 10-Q in August 2000 and hereby incorporated by reference.
    10.23 Form of Note payable agreement dated January 2001, previously filed as Exhibit 10.23 to Form 10-Q in May 2001 and hereby incorporated by reference.
    10.24     Secured Demand Note dated  February 2001,  previously  filed  as
              Exhibit 10.24 to Form 10-Q in May 2001 and hereby incorporated by reference.
    10.25 Loan and security agreement dated January 2001, previously filed as Exhibit 10.25 to Form 10-Q in February 2001 and hereby incorporated by reference.
    10.26     2001  Stock  Option Plan,  previously  included  in  the  Proxy
              Statement-Schedule   14A  filed  in  January  2001   and  hereby
              incorporated by reference.
    10.27 Audit committee charter, previously filed as Exhibit 10.22 to Form 10-Q in August 2000 and hereby incorporated by reference.
    10.28     Clearing Agreement.
    10.29     First Amendment to Clearing Agreement.
    11.       Computation of Earnings per Share.
    16.1      Change  in  Certifying  Accountant,   previously  filed   to  Form
              8-K  in  August  1998  and  hereby incorporated by reference.
    21.       Subsidiaries of Registrant.
    23.1 Consent of Feldman Sherb Erhlich & Co., P.C., previously filed to Forms S-8 in February 1999 and June 2000 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.
    23.2 Consent of Moss Adams LLP, previously filed to Forms S-8 in February 1999 and June 2000 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.
    23.3 Consent of Camhy Karlinsky & Stein LLP, previously filed to Form S-8 in February 1999 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.
    23.4 Consent of D'Ancona & Pflaum LLC, previously filed to Forms S-8 in June 2000 and June 2001 and hereby incorporated by reference.
    24. Power of Attorney, previously filed to Forms S-3 in May 1999 and June 1999.


    *Compensatory agreements

                          INDEPENDENT AUDITORS' REPORT





To the Stockholders and
Board of Directors
Olympic Cascade Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Olympic Cascade Financial Corporation and Subsidiaries as of September 28, 2001 and September 29, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 28, 2001, September 29, 2000 and September 24, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olympic Cascade Financial Corporation and Subsidiaries as of September 28, 2001 and September 29, 2000, and the results of their operations and their cash flows for the years ended September 28, 2001, September 29, 2000 and September 24, 1999 in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/Feldman Sherb & Co., P.C.
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

December 26, 2001
New York, New York

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                     ASSETS

                                               September 28,      September 29,
                                                    2001               2000
                                              --------------    ----------------

CASH, subject to immediate withdrawal         $    585,000       $   2,694,000
CASH, CASH EQUIVALENTS AND SECURITIES           37,188,000          29,517,000
DEPOSITS                                         4,654,000           1,792,000
RECEIVABLES
  Customers                                     29,755,000          54,243,000
  Brokers and dealers                              669,000           1,702,000
  Other                                            836,000             394,000
SECURITIES HELD FOR RESALE, at market            1,131,000             373,000
FIXED ASSETS, net                                  841,000           1,089,000
GOODWILL, net                                         -                 74,000
OTHER ASSETS                                     1,940,000             301,000
NET ASSETS OF DISCONTINUED OPERATIONS                 -                517,000
                                              --------------    ----------------
                                              $ 77,599,000       $  92,696,000
                                              ==============    ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

BANK OVERDRAFT                                $  1,556,000       $        -
BANK LINE OF CREDIT                              3,500,000                -
PAYABLES
  Customers                                     54,511,000          74,183,000
  Brokers and dealers                           10,020,000           5,329,000
SECURITIES SOLD, BUT NOT YET
 PURCHASED, at market                              792,000             192,000
ACCOUNTS PAYABLE, ACCRUED
 EXPENSES AND OTHER LIABILITIES                  1,963,000           3,499,000
INCOME TAX PAYABLE                                    -                258,000
CAPITAL LEASE PAYABLE                              300,000             582,000
NOTES PAYABLE                                    4,035,000             614,000
NET LIABILITIES FROM DISCONTINUED OPERATIONS       300,000                -
                                              --------------    ----------------
                                                76,977,000          84,657,000
                                              --------------    ----------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 100,000
  shares authorized, none issued and
  outstanding                                         -                   -
 Common stock, $.02 par value, 6,000,000
  shares authorized, 2,236,449 and 2,153,846
  issued and outstanding, respectively              45,000              43,000
 Additional paid-in capital                      9,313,000           8,810,000
 Deficit                                        (8,736,000)           (814,000)
                                              --------------    ----------------
                                                   622,000           8,039,000
                                              --------------    ----------------
                                              $ 77,599,000       $  92,696,000
                                              ==============    ================

                See notes to consolidated financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years Ended
                                ------------------------------------------------
                                   September 28,  September 29,   September 24,
                                   -------------  -------------   --------------
                                       2001           2000             1999
                                   -------------  -------------   --------------
REVENUES
 Commissions                       $ 19,761,000   $ 23,608,000     $ 20,725,000
 Net dealer inventory gains          19,132,000     19,950,000        9,057,000
 Investment banking revenue           1,020,000      2,338,000        2,459,000
 Interest and dividends               5,750,000      7,438,000        5,547,000
 Transfer fees and clearance
  services                            1,092,000      1,264,000          869,000
 Other                                3,469,000      1,615,000          820,000
                                   -------------  --------------   -------------
                                     50,224,000     56,213,000       39,477,000
                                   -------------  --------------   -------------
EXPENSES
 Commissions                         28,448,000     33,289,000       23,802,000
 Employee compensation and
  related expenses                    8,726,000      6,347,000        4,475,000
 Occupancy and equipment costs        4,415,000      3,267,000        2,174,000
 Interest                             3,361,000      4,720,000        3,762,000
 Clearance fees                       4,302,000      1,424,000        1,230,000
 Communications                       3,340,000      1,110,000          914,000
 Taxes, licenses, registration          763,000        798,000           76,000
 Professional fees                    1,945,000      1,376,000        1,894,000
 Other                                2,344,000      2,193,000        1,146,000
                                   -------------  -------------    -------------
                                     57,644,000     54,524,000       39,473,000
                                   -------------  -------------    -------------
Income (loss) from continuing
 operations before income taxes
 and extraordinary item              (7,420,000)     1,689,000            4,000
Income tax (expense) benefit             82,000       (333,000)           4,000
                                   -------------  -------------    -------------
Income (loss) from continuing
 operations before
 extraordinary item                  (7,338,000)     1,356,000            8,000

Income (loss) from discontinued
 operations, net of tax              (1,002,000)       200,000          110,000
                                   -------------  -------------    -------------
Income (loss) before
 extraordinary item                  (8,340,000)     1,556,000          118,000
Income from extraordinary
 item - gain from
 extinguishment of debt,
 net of taxes                           418,000           -                -
                                   -------------  -------------    -------------
NET INCOME (LOSS)                  $ (7,922,000)  $  1,556,000     $    118,000
                                   =============  =============    =============
EARNINGS (LOSS) PER COMMON SHARE
Earnings (Loss) Per Share
 from continuing operations
  Basic Earnings (Loss)
   Per Share                       $      (3.33)  $       0.70     $       0.01
                                   =============  =============    =============
  Diluted Earnings (Loss)
   Per Share                       $      (3.33)  $       0.64     $       0.01
                                   =============  =============    =============
Earnings (Loss) Per Share
 from discontinued operations
  Basic Earnings Per Share         $      (0.45)  $       0.10     $       0.07
                                   =============  =============    =============
  Diluted Earnings Per Share       $      (0.45)  $       0.09     $       0.07
                                   =============  =============    =============
Earnings Per Share from
 extraordinary item
  Basic Earnings Per Share         $       0.19   $       -        $       -
                                   =============  =============    =============
  Diluted Earnings Per Share       $       0.19   $       -        $       -
                                   =============  =============    =============
 Earnings (Loss) Per Share
  Basic Earnings (Loss)
   Per Share                       $      (3.59)  $       0.80     $       0.08
                                   =============  =============    =============
  Diluted Earnings (Loss)
   Per Share                       $      (3.59)  $       0.73     $       0.08
                                   =============  =============    =============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING FOR THE PERIOD-BASIC      2,207,101      1,947,572        1,563,499
                                   =============  =============    =============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING FOR THE PERIOD-DILUTED    2,207,101      2,124,751        1,563,499
                                   =============  =============    =============
                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

    YEARS ENDED SEPTEMBER 28, 2001, SEPTEMBER 29, 2000 AND SEPTEMBER 24, 1999



                                      Common Stock           Additional
                                 ---------------------         Paid-In
                                  Shares        Amount         Capital        Deficit           Total
                                 ----------   ---------      -----------    ------------     -----------
BALANCE, September 25, 1998      1,463,007    $ 29,000      $ 5,407,000    $ (2,488,000)    $ 2,948,000

 Exercise of stock options          82,613       2,000          297,000            -            299,000
 Exercise of stock warrants          5,000        -              20,000            -             20,000
 Issuance of common stock
  and warrants in lawsuit
  settlement and payment of
  expenses                         145,000       3,000          618,000            -            621,000
 Options issued to consultants        -           -              38,000            -             38,000
 Treasury stock                     (1,025)       -              (5,000)           -             (5,000)
 Net income                           -           -                -            118,000         118,000
                                 ----------   ---------      -----------    ------------     -----------
BALANCE, September 24, 1999      1,694,595      34,000        6,375,000      (2,370,000)      4,039,000

 Exercise of stock options         144,063       3,000          744,000            -            747,000
 Exercise of stock warrants        315,188       6,000        1,589,000            -          1,595,000
 Options issued to consultants        -           -              82,000            -             82,000
 Warrants issuance in connection
  with acquisition                    -           -              20,000            -             20,000
 Net income                           -           -                -          1,556,000       1,556,000
                                 ----------   ---------      -----------    ------------     -----------
BALANCE,  September 29, 2000     2,153,846      43,000        8,810,000        (814,000)      8,039,000

 Exercise of stock options          73,603       2,000          273,000            -            275,000
 Options issued to consultants        -           -             105,000            -            105,000
 Issuance of restricted stock        9,000        -              25,000            -             25,000
 Original issue discount              -           -             100,000            -            100,000
 Net loss                             -           -                -         (7,922,000)     (7,922,000)
                                 ----------   ---------      -----------    ------------     -----------
BALANCE,  September 28, 2001     2,236,449    $ 45,000      $ 9,313,000    $ (8,736,000)    $   622,000
                                 ==========   =========      ===========    ============     ===========


                See notes to consolidated financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended
                                ------------------------------------------------
                                   September 28,  September 29,   September 24,
                                   -------------  -------------   --------------
                                       2001           2000             1999
                                   -------------  -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                 $ (7,922,000)  $  1,556,000      $   118,000
 Adjustments to reconcile net
  income (loss) to net
  cash (used in) provided by
  operating activities
  Depreciation and amortization         632,000        498,000          408,000
  Issuance of common stock in
   lawsuit settlement                      -              -             501,000
  Issuance of common stock in
   payment of expenses                     -              -             120,000
  Compensation related to issuance
   of stock options                     105,000         82,000           38,000
  Loss (gain) on sale of subsidiaries      -              -              (5,000)
  Deferred income tax benefit            50,000        (76,000)          (2,000)
  (Gain) on extraordinary item -
   extinguisment of debt               (418,000)          -                -
  Net assets (liabilities) of
   discontinued operations              817,000       (188,000)        (252,000)
 Changes in assets and liabilities
  Cash, cash equivalents and
   securities                        (7,671,000)    11,899,000      (14,068,000)
  Deposits                           (2,862,000)      (113,000)         345,000
  Receivables                        25,079,000    (14,983,000)        (153,000)
  Income taxes receivable (payable)    (258,000)       258,000          654,000
  Securities held for resale           (758,000)       (75,000)         (63,000)
  Other assets                       (1,689,000)       120,000         (211,000)
  Customer and broker payables      (14,981,000)     4,773,000       12,477,000
  Securities sold, but not yet
   purchased                            600,000         53,000           66,000
  Accounts payable, accrued expenses,
   and other liabilities               (982,000)        84,000          876,000
                                   -------------  -------------   --------------
Net cash (used in) provided by
 operating activities               (10,258,000)     3,888,000          849,000
                                   -------------  -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets              (806,000)      (413,000)        (276,000)
 Purchase of goodwill                      -           (30,000)            -
                                   -------------  -------------   --------------
Cash used in investing activities      (806,000)      (443,000)        (276,000)
                                   -------------  -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings (payments) on line of
  credit                              3,500,000     (2,100,000)        (600,000)
 Proceeds from notes payable          4,000,000           -                -
 Repayment of notes payable             (61,000)    (1,034,000)        (300,000)
 Payments on capital lease             (340,000)      (340,000)        (348,000)
 Issuance of restricted stock            25,000           -                -
 Increase in cash overdraft           1,556,000           -                -
 Exercise of stock options              275,000        744,000          319,000
 Exercise of stock warrants                -         1,595,000             -
                                   -------------  -------------   --------------
Net cash provided by (used in)
 financing activities                 8,955,000     (1,135,000)        (929,000)
                                   -------------  -------------   --------------
(DECREASE) INCREASE IN CASH          (2,109,000)     2,310,000         (356,000)
CASH BALANCE
 Beginning of the year                2,694,000        384,000          551,000
                                   -------------  -------------   --------------
 End of the year                   $    585,000   $  2,694,000      $   195,000
                                   =============  =============   ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for
  Interest                         $  3,317,000   $  4,714,000      $ 3,727,000
                                   =============  =============   ==============
  Income taxes                     $    323,000   $       -         $      -
                                   =============  =============   ==============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Warrants issued as a discount
   on notes payable                $    100,000   $       -         $      -
                                   =============  =============   ==============
  Redemption and retirement of
   common stock                    $       -      $       -         $     5,000
                                   =============  =============   ==============
  Warrants issued as part of
   acquisition                     $       -      $     20,000      $      -
                                   =============  =============   ==============
               See notes to consolidated financial statements.
                                      F-5

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 28, 2001, SEPTEMBER 29, 2000 AND SEPTEMBER 24, 1999
          -------------------------------------------------------------

1.      ORGANIZATION:

Olympic Cascade Financial Corporation ("Olympic" or the "Company") is a diversified financial services organization, operating through its three wholly owned subsidiaries, National Securities Corporation ("National"), WestAmerica Investment Group ("WestAmerica") and Canterbury Securities Corporation ("Canterbury"). The Company's business includes securities brokerage for individual and institutional clients, market- making trading activities, asset management and corporate finance services.

In June 1997, the Company acquired all of the outstanding stock of WestAmerica, a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services.

In December 2001, WestAmerica voluntarily withdrew its membership with the NASD and ceased conducting business as a broker-dealer. WestAmerica intends to file for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. Accordingly, the accompanying financial statements of WestAmerica have been reclassified as discontinued operations for all periods presented.

In June 2000, the Company acquired all of the outstanding stock of Canterbury, an Illinois based broker-dealer focusing on private placement of securities. Canterbury was acquired for $30,000 in cash plus the issuance of warrants to purchase 5,000 shares of the common stock of the Company at an exercise price of $6.375 per share. Canterbury had no activity since its acquisition.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

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

  j. Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 28, 2001 the Company believes that there has been no impairment of its long-lived assets.

  k Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation" the Company has adopted the pro forma disclosure requirements of Statement No. 123.

  l. Concentrations of Credit Risk - The Company is actively involved in securities brokerage, distribution, trading and underwriting. These and other related services are provided on a national basis to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individual investors. The Company's exposure to credit risk associated with the non-performance by these customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets which may impair the ability of customers and counterparties to satisfy their obligations to the Company.

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

  m. Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. As of September 28, 2001, the Company had no unamortized goodwill.

          In August 2001, the FASB issued Statements of Financial No. 144 ("SFAS 144"), "accounting of the Impairment of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of
          Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS will have on its financial position or results of operations in future periods.

3.       SIGNIFICANT AGREEMENTS AND TRANSACTIONS


     a.  CLEARING AGREEMENTS


          In August 2001, National entered into a ten-year agreement with First Clearing Corporation ("FCC"), an affiliate of First Union Securities, Inc., under which FCC will provide clearing and other related services for National. The conversion to FCC began in December 2001.

          In connection with the clearing agreement, Olympic entered into a ten-year $6,000,000 promissory note agreement whereby FCC shall make advances to Olympic in varying amounts according to the terms of the agreement. The amount of the note that is repayable on each anniversary date is the principal and accrued interest then outstanding divided by the remaining life of the note. However, the note agreement provides for the forgiveness of the amount payable based on certain business performance and trading volumes over the life of the loan. The loan requires that the Company maintain a shareholders' equity of no less than $2,000,000. Upon the execution of the aforementioned clearing agreement, Olympic received an initial advance of $1,000,000, which was then used to make a refundable deposit as required by the clearing agreement. Olympic can request the second advance of $1,000,000 upon the completion of the conversion from a self-clearing firm to a fully-disclosed firm and the conversion of its clearing with US Clearing ("USC") and provided that the stockholders' equity of Olympic is equal to or greater than $2,000,000. The agreement also requires the payment of a termination fee ranging from $2,000,000 to $400,000 if terminated within years one through six of the agreement. Olympic has pledged its shares of stock of National to secure the aforementioned note.

          In connection with the above agreement, in November 2001, the Company notified USC of its intention to terminate its clearing relationship. Upon termination of the agreement and transfer of all customer and proprietary accounts, National is entitled to a return of its $1,000,000 clearing deposit.

    b.    EQUITY TRANSACTIONS

         (i) On December 14, 2001, Olympic, an unaffiliated company and the President of Olympic (collectively, the "Purchaser") entered into a securities purchase agreement for 10,725 shares of Series A convertible preferred stock ("Preferred Stock") of Olympic at $100 per share, convertible into common stock at a price of $1.50 per share. In addition, the Purchaser will maintain on deposit in an escrow account for seven months an additional $500,000, which can be drawn upon under certain circumstances. If such amounts are utilized, the Company will issue additional shares of Preferred Stock as payment.

         (ii) Concurrent with the closing of the above transaction, the current Chief Executive Officer and Chief Financial Officer of Olympic will terminate their employment agreements with the Company and simultaneously enter into consulting agreements of eighteen and twenty-seven months, respectively, at a monthly consideration of $10,000 for each consultant. In addition, the Chief Executive Officer has also been given the option to purchase all of the shares of stock of Canterbury for approximately $11,000. Such officer has also agreed to sell 285,000 shares owned by the
               officer  and  his  family  to  the  aforementioned   unaffiliated
               company.


         (iii) Also,  on  December  14,  2001,  Olympic  executed  a  securities exchange agreement with the holders of Olympic's $2,000,000 promissory note holders, whereby $1,000,000 of such notes will be exchanged as payment for the issuance of 10,000 shares of Series A convertible preferred stock at $100 per share. In addition, 100,000 of the warrants issued pursuant to the original loan transaction will be repriced from an exercise price of $5.00 per share to $1.75 per share. agreement with the holders of Olympic' $2,000,000 promissory note holders, whereby $1,000,000 of such notes will be exchanged as payment for the issuance of 10,000 shares of Series A convertible preferred stock at $100 per share. In addition, 100,000 of the warrants issued pursuan to the original loan transaction will be repriced from an exercise price of $5.00 per share to $1.75 per share.

         The aforementioned transactions in Note 3b are scheduled to close simultaneously with each other and the filing of Olympic's Form 10-K for the fiscal year ended September 28, 2001.

4.      DISCONTINUED OPERATIONS

        The following is a summary of the Company's discontinued operations:

Net (liabilities) assets of discontinued operations:
                                   September 28, 2001         September 29, 2000
                                --------------------------    ------------------
Assets:
     Cash                           $           145,000      $          326,000
     Marketable securities                            -                   3,000

     Accounts receivable, net                    92,000                 292,000
Fixed assets, net                                     -                  23,000
Other assets                                          -                  92,000

Liabilities:
     Payable to brokers                          37,000                 105,000
     Accounts payable and
          accrued expenses                      452,000                 114,000
     Bank line of credit                         48,000                       -
                               ------------------------        -----------------
Net (liabilities) assets of
discontinue operations                 $      (300,000)       $         517,000
                               =======================         =================



Results of Operations:
                                                                Years Ended
                              -------------------------------------------------------------------------------
                                September 28, 2001           September 29, 2000          September 24, 1999
                              ----------------------      ----------------------       ----------------------
Revenues                 $                  2,134,000    $              4,596,000    $              3,884,000
                              -----------------------      ----------------------      ----------------------

   Income (loss) from
       operations                           (915,000)                     200,000                     110,000
Loss on disposal                             (87,000)                           -                           -
                              -----------------------      ----------------------      ----------------------
Total income (loss)
  from discontinued
        operations       $                (1,002,000)    $                200,000    $                110,000
                              =======================      ======================      ======================

5.       CASH, CASH EQUIVALENTS AND SECURITIES

Cash, cash equivalents, and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:

                                                         September 28,                  September 29,
                                                             2001                           2000
                                                     ---------------------          ---------------------
United States Government
obligations and reverse repurchase
agreements                                      $               37,103,000       $             29,512,000
Cash                                                                85,000                          5,000
                                                     ---------------------          ---------------------
                                                $               37,188,000       $             29,517,000
                                                     =====================          =====================

The United States Government obligations mature at various dates through January 2029 and are stated at current market values. The reverse repurchase agreements are carried at cost, which approximates market value. The Company purchases these obligations at fixed, variable and adjustable interest rates in order to reduce exposure to interest rate changes.

6.      CUSTOMER RECEIVABLES AND PAYABLES

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

Included in amounts payable to customers are balances in accounts of officers and directors totaling $111,000 at September 28, 2001 and $204,000 at September 29, 2000.

  7.      BROKER-DEALER RECEIVABLES AND PAYABLES

 Amounts receivable from and payable to brokers and dealers include:

                                                         September 28,                    September 29,
                                                              2001                             2000
                                                     ----------------------           ----------------------
Due from clearing organization                 $                     46,000        $                 461,000
Deposits paid for securities borrowed                                16,000                          179,000
Securities failed to deliver                                        607,000                        1,062,000
                                                     ----------------------           ----------------------
          Total receivable                     $                    669,000        $               1,702,000
                                                     ======================           ======================

Due to clearing organization                   $                  8,680,000        $               4,499,000
Securities failed to receive                                      1,340,000                          830,000
                                                     ----------------------           ----------------------
           Total payable                       $                 10,020,000        $               5,329,000
                                                     ======================           ======================

Securities borrowed are recorded at the amount of cash collateral advanced or received. The Company monitors the market value of securities borrowed and loaned on a daily basis and obtains additional collateral from counterparties as necessary.

The Company has receivables and payables for financial instruments sold to and purchased from broker-dealers. The Company is exposed to risk of loss from the inability of broker- dealers to pay for purchases or to deliver financial instruments sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices.

8.      SECURITIES HELD FOR RESALE

Securities held for resale and securities sold, but not yet purchased consist of the following:


                                   September 28, 2001                             September 29, 2000
                       -------------------------------------        ----------------------------------------

                          Securities            Sold , But                Securities                Sold, But
                           Held For               Not Yet                  Held For                  Not Yet
                            Resale               Purchased                  Resale                  Purchased
                       ----------------      -----------------         -----------------       -------------------
Corporate
stocks            $             977,000   $            689,000       $           367,000    $              192,000
U.S.
Government
obligations                     154,000                103,000                     6,000                         -
                       ----------------      -----------------         -----------------       -------------------
                  $           1,131,000   $            792,000       $           373,000    $              192,000
                       ================      =================         =================       ===================

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

        9.      FIXED ASSETS

Fixed assets consist of the following:


                                                    September 28,                  September 29,
                                                         2001                           2000
                                                 --------------------          ----------------------
Office machines                             $                 336,000        $                446,000
Furniture and fixtures                                        631,000                         588,000
Interactive fixed assets                                       56,000                          56,000
Phone system                                                  151,000                         151,000
Electronic equipment                                        1,389,000                       1,045,000
Leasehold improvements                                        169,000                         151,000
Assets under capital leases                                 1,180,000                       1,180,000
                                                 --------------------          ----------------------
                                                            3,912,000                       3,617,000
Less accumulated depreciation and
amortization                                                3,071,000                       2,528,000
                                                 --------------------          ----------------------
                                            $                 841,000        $              1,089,000
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

    The following is a schedule of assets under capital leases:


Office machines                                        $                180,000
Furniture and fixtures                                                  512,000
Electronic equipment                                                    352,000
Leasehold improvements                                                  136,000
                                                             -------------------
                                                                      1,180,000
Less accumulated depreciation and amortization                          899,000
                                                             -------------------
                                                       $                281,000
                                                             ===================

The future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of September 28, 2001 are as follows:


Total minimum lease payments (due in fiscal year                        281,000
ended September 27, 2002)
 Less: Amount representing taxes                                         14,000
                                                                ----------------
Net minimum lease payments                                              267,000
 Less: Amount representing interest                                      11,000
                                                                ----------------
Present value of net minimum lease payments               $             256,000
                                                                ================

10.     LINE OF CREDIT
        --------------

In January 2001, National consummated a new secured revolving line of credit of $5,000,000 with American National Bank. As a result of a default of certain financial covenants, on November 8, 2001 National entered into a forbearance agreement through December 21, 2001, including an agreement to amend the line of credit to $4,000,000. Borrowings bear interest at the call money rate plus 1%, which was 5.25% at September 28, 2001. Interest is payable monthly. The line is secured by certain assets of National, excluding items prohibited from being pledged and assets set forth by the U.S. Securities and Exchange Commission ("SEC"). At September 28, 2001, National had $3,500,000 outstanding under the line of credit. Such amount was reduced to $1,500,000 as of December 26, 2001.

11.    NOTES PAYABLE
       -------------


In November 1997, the Company executed two promissory notes totaling $925,000. The notes bore interest at 6% and 8% with the principal to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the notes, warrants for the purchase of 126,000 shares at an exercise price of $5.36 per share of the Company's common stock were issued. The warrants were valued at $120,000 and were recorded as a discount to the notes. During the year ended September 29, 2000, the Company satisfied one the above notes which had a remaining balance of $425,000 with the proceeds from the exercise of 78,750 warrants. At September 29, 2000, the balance on the remaining note was $455,000. During the year ended September 28, 2001, the Company settled the remaining note for $52,000. At the time of the settlement, the outstanding balance, including accrued interest, totaled $470,000. The gain of $418,000 has been recorded as an extraordinary item.

In January 1998, the Company executed a promissory note for $1,000,000. This note bears interest at 8% and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the note, warrants for the purchase of 157,500 shares at an exercise price of $5.34 per share of the Company's common stock were issued. The warrants were valued at $157,500 and were recorded as a discount to the note. During the year ended September 29, 2000, the Company prepaid $841,000 of the note with the proceeds from the exercise of 157,500 warrants, leaving a balance of $159,000. As of September 28, 2001, the remaining balance was $113,000.

In January 2001, the Company executed two promissory notes for $1,000,000 each. These notes bear interest at 9% with interest paid quarterly. The principal of each note matures in January 2004. In connection with each note, warrants were issued for the purchase of 100,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants, which expire on the maturity date, have been valued at $50,000 each, and have been recorded as a discount to the respective notes. As of September 28, 2001, the unamortized discount was $39,000 on each note. As discussed in Note 3b(iii), the holders of such notes are each in the process of converting $500,000 into the Company's Series A convertible preferred stock.

In February 2001, National executed a secured demand note collateral agreement with an employee of the Company, to borrow securities as collateral to be pledged, as needed, through an unrelated broker-dealer, which have a borrowing value totaling $1,000,000. This note bears interest at 5% and is paid monthly. The demand note matures in February 2004.

As discussed in Note 3a, in August 2001, the Company was advanced $1,000,000, payable over the term of the agreement with FCC. The note bears interest at the lender's prime rate and is payable over the life of the agreement.

        The following is a schedule by years of debt maturity as of September 28, 2001:

Fiscal year ended
2002                                              $               197,000
2003                                                              116,000
2004                                                            3,100,000
2005                                                              100,000
2006                                                              100,000
Thereafter                                                        500,000
                                                       ------------------
                                                                4,113,000
Less: discount on notes                                            78,000
                                                       ------------------
                                                  $             4,035,000
                                                       ==================

12.    INCOME TAXES
       ------------

The income tax (provision) benefit consists of:


                                                                   Years Ended
                                     -----------------------------------------------------------------------
                                        September 28,            September 29,             September 24,
                                            2001                      2000                     1999
                                     -------------------       ------------------      ---------------------
Current federal
  income tax (provision)
    benefit                     $                 82,000    $            (367,000)   $                 8,000
Deferred federal
   income tax                                          -                   79,000                          -
Current state
income tax                                             -                  (45,000)                    (4,000)
                                     -------------------       ------------------      ---------------------
                                $                 82,000    $            (333,000)   $                 4,000
                                     ===================       ==================      =====================



The income tax (provision) benefit related to income (loss) from continuing operations before income taxes and extraordinary items varies from the federal statutory rate as follows:

                                                                Years Ended
                               ---------------------       ---------------------       ---------------------
                                   September 28,               September 29,               September 24,
                                       2001                        2000                        1999
Statutory federal
rate                        $              2,523,000     $              (574,000)      $             (39,000)

State income
taxes, net of
federal income
tax benefit                                        -                     (95,000)                     (4,000)

Losses for
which no benefit
is provided                               (2,441,000)                          -                           -

Tax benefit of
net operating
losses                                             -                     642,000                      47,000

Other                                              -                    (306,000)                          -
                               ---------------------       ---------------------       ---------------------
                       $                      82,000     $              (333,000)    $                 4,000
                               =====================       =====================       =====================

Significant components of the Company's deferred tax assets which are included in other assets in the accompanying financial statements are as follows:


                                               September 28,              September 29,
                                                    2001                      2000
                                            --------------------      ---------------------
Net operating losses                 $                 2,893,000  $                       -
Difference in depreciation
and reserves for employee
advances                                                       -                    117,000
                                            --------------------      ---------------------
Total                                                  2,893,000                    117,000
Valuation allowance                                   (2,893,000)                         -
                                             --------------------      ---------------------
   Total deferred tax asset          $                         -    $               117,000
                                            ====================      =====================




          At September 28, 2001, the Company has available unused net operating loss carryovers of approximately $7,400,000 that may be applied against future taxable income and expires in 2021. The Company has a deferred tax asset arising from such net operating loss carryforwards and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.

    13.    COMMITMENTS

         Employment Agreements - During fiscal 1999 the Company entered into employment agreements with five executive officers. Four of such agreements are for a term of three years expiring in June 2002 at an annual salary aggregating $960,000. The agreements provide for payment of one year's salary upon severance of employment by the Company and of two years salary if the Company or executive elects to terminate employment after the occurrence of a change in control of the Company, as defined. The other agreement is for a term of four years expiring in June 2003 at an annual salary of $350,000 plus incentive compensation, as defined, not to exceed $50,000. Such agreement provides for the same compensation terms in the event of termination of employment. As discussed in Note 3b(ii), two of the aforementioned agreements are being terminated and replaced with consulting agreements.

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

         Leases - As of September 28, 2001, the Company is committed under operating leases for future minimum lease payments as follows:


                        Fiscal Year Ending
                        2002                          $               2,659,000
                        2003                                          1,837,000
                        2004                                          1,363,400
                        2005                                          1,208,000
                        2006                                          1,058,000
                  Thereafter                                          1,134,000
                                                              ------------------
                                                      $               9,259,000
                                                              ==================


         Rental expense for operating leases for the years ended September 28, 2001, September 29, 2000 and September 24, 1999 was $1,889,000,
         $1,541,000, and $933,000, respectively.

         In addition, in February 2001, WestAmerica entered into a 7-year lease commitment at an annual rate of $216,000 for years 2001 and 2002, $225,000 for years 2003 and 2004, and $234,000 for the remainder of the lease.

         Underwritings - During fiscal 2001, the Company participated in underwriting securities for private placements, initial and secondary public offerings. At September 28, 2001, the Company has no outstanding commitments relating to underwriting transactions.

14.      CONTINGENCIES

         The Company has been named, together with others, as a defendant in a consolidated class action lawsuit filed against Complete Management, Inc. No specific amount of damages has been sought against the Company in the complaint. In June 2000, the Company filed to dismiss this action. In March 2001, the United States District Court for the Southern District of New York denied the Company's motion to dismiss. In May 2001, the Company submitted its answer to the complaint in which it set forth its defenses. In November 2001, plaintiffs filed a motion to certify the class. The Company will contest class certification and diligently pursue its defenses.

         The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims which in the aggregate seek general and punitive damages of approximately $9,500,000, including one arbitration case seeking from $500,000 to $5,000,000, plus punitive damages. These matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions.

15.      STOCKHOLDERS' EQUITY

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

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. SFAS Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the Financial Accounting Standards Board and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Had compensation cost for the Company's stock option plans been determined base upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $535,000 or $.24 per share in 2001, $1,696,000 or $.80 per share in 2000, $705,000, or $.45 per share in 1999. The fair value of the options granted during 2001, 2000 and 1999 is estimated at $818,000, $1,696,000, and $946,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:



                                              2001                   2000                  1999
                                        -----------------      ----------------      ----------------
Volatility                                         96.00%               106.00%               144.00%
Risk-free interest rate                             5.00%                 6.25%                 5.00%
Expected life                                     5 years               5 years               5 years

         A summary of the status of the Company's stock options and warrants outstanding is presented below:

Stock Options Under Plan


                                                                                                    Weighted
                                                                                                    Average
                                                                                                     Price
                                 Authorized               Granted              Available            Per Share
                             -------------------      ----------------      ---------------      --------------

Balance,
September 25, 1998                     1,020,454               766,278              254,176  $        4.84
  Creation of new plan                   500,000                     -              500,000
  Granted                                      -               425,000             (425,000)
  Exercised                              (82,613)              (82,613)                   -           3.62
  Forfeitures                            (40,643)              (40,643)                   -
                             -------------------      ----------------      ---------------
Balance,
September 24, 1999                     1,397,198             1,068,522              328,676           4.65
 Creation of new plan                    500,000                     -              500,000
  Granted                                      -               383,600             (383,600)
  Exercised                             (139,063)             (139,063)                   -           4.14
  Forfeitures                            (75,918)              (75,918)                   -
                             -------------------      ----------------      ---------------
Balance,
September 29, 2000                     1,682,217             1,237,141              445,076           5.41
  Granted                                      -               294,500             (294,500)
  Exercised                              (73,603)              (73,603)                   -           3.73
  Forfeitures                           (186,530)             (186,530)                   -
                             -------------------      ----------------      ---------------
Balance,
September 28, 2001                     1,422,084             1,271,508              150,576           5.66
                             ===================      ================      ===============






The following table summarizes information about stock options outstanding at September 28, 2001.





                Options Outstanding                                                            Options Exercisable
---------------------------------------------------------------------------------     ----------------------------------

                                                Weighted             Weighted                                  Weighted
    Range of                                    Average               Average                                   Average
    Exercise               Number              Remaining             Exercise              Number              Exercise
     Prices              Outstanding         Contract Life            Prices            Exercisable             Prices
----------------      -----------------     ----------------      ---------------     ----------------      ---------------
$3.56-3.88                      150,700           3.78          $      3.77                    132,925    $      3.60
$4.00-4.69                      284,038           2.08                 4.29                    245,288           4.32
$5.36-5.75                      370,856           2.79                 5.61                    155,856           5.42
$6.13-6.75                       85,500           3.94                 6.27                     70,125           6.13
$7.12-7.50                      338,914           2.32                 7.23                    338,914           7.23
   $8.00-8.50                    41,500           3.58                 8.26                     37,167           8.21
                      -----------------                                               ----------------
                              1,271,508                                                        980,275
                      =================                                               ================


Warrants

                                                         Weighted Average
                                                             Exercise
                                     Shares                    Price              Exercisable
                                 ---------------        -------------------      --------------
Outstanding at September
25, 1998                                 348,113  $            5.22                 348,113
                                                                                 ==============
Granted                                   50,000               4.00
Exercised                              (315,188)               5.06
                                 ---------------
Outstanding at
September 25, 1999                        82,925               5.09                  82,925
                                                                                 ==============
Granted                                    5,000               6.38
                                 ---------------
Outstanding at
September 29, 2000                        87,925               5.17                  87,925
                                                                                 ==============
Granted                                  375,000               4.87
                                 ---------------
Outstanding at
September 28, 2001                       462,925               4.92                 462,925
                                 ===============                                 ==============










The following table summarizes information about warrants outstanding at September 28, 2001




                                         Warrants Outstanding                                 Warrants Exercisable
                      -----------------------------------------------------------     -------------------------------------
                                                Weighted              Weighted                                 Weighted
                                                Average               Average                                   Average
    Range of               Number              Remaining              Exercise             Number              Exercise
 Exercise Prices         Outstanding         Contract Life             Prices           Exercisable             Prices
-----------------     -----------------    ------------------      --------------     ----------------      ---------------
$3.00                            25,000           2.75           $      3.00                    25,000    $      3.00

$4.00-4.76                       35,675           0.81                  4.70                    35,675           4.70
$5.00-5.36                      397,250           2.00                  5.04                   397,250           5.04
$6.38                             5,000           3.75                  6.38                     5,000           6.38
                      -----------------                                               ----------------
                                462,925                                                        462,925
                      =================                                               ================


16.      NET CAPITAL REQUIREMENTS

         National, as a registered broker-dealer is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $1,000,000 or 2% of aggregate debit items. At September 28, 2001, National's net capital exceeded the requirement by $881,000

         WestAmerica, as a registered broker-dealer is also subject to the SEC's Net Capital Rule 15c3-1, which, under the standard method, requires that each company maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. At September 28, 2001, WestAmerica did not satisfy the net capital requirement.

         Canterbury is also subject to the Securities and Exchange Commission=s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Canterbury must meet a minimum capital requirement of $5,000. As of September 28, 2001, Canterbury was in compliance with the minimum capital requirement.

         Advances, dividend payments and other equity withdrawals from its subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to the Company.

17.      EMPLOYEE BENEFITS

         The Company's subsidiaries have defined 401(k) profit sharing plans which cover substantially all of their employees. Under the terms of the plans, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to their respective plans. Each company's annual contributions are made at the discretion of the respective Board of Directors. During the fiscal years September 28, 2001, September 29, 2000 and September 24, 1999, the Company made no such contributions.

18.      FINANCIAL INFORMATION - OLYMPIC CASCADE FINANCIAL CORPORATION


         Olympic was formed on February 6, 1997. The following Olympic (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000 AND SEPTEMBER 24, 1999
                                   (CONTINUED)


NOTE 18- FINANCIAL INFORMATION - OLYMPIC

The following Olympic (parent company only) financial information should be read in conjuction with notes to the consolidated financial statements.


                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                September 28,         September 29,
                                                                     2001                 2000
                                                               -----------------    ------------------
           Cash, subject to immediate withdrawal                       $ 43,000              $ 31,000
           Receivable from subsidiaries                                       -               567,000
           Other receivables                                             12,000                41,000
           Capital lease                                                281,000               546,000
           Investment in subsidiaries                                 3,521,000             8,219,000
           Other assets                                                 501,000               122,000
                                                               -----------------    ------------------
                                                                    $ 4,358,000           $ 9,526,000
                                                               =================    ==================


     LIABILITIES AND STOCKHOLDERS' EQUITY

           Accounts payable, accrued expenses and other liabilities   $ 138,000             $ 291,000
           Payable to subsidiaries                                      263,000                     -
           Capital lease payable                                        300,000               582,000
           Note payable                                               3,035,000               614,000
                                                               -----------------    ------------------
                                                                      3,736,000             1,487,000
                                                               -----------------    ------------------
           Stockholders' equity                                         622,000             8,039,000
                                                               -----------------    ------------------
                                                                    $ 4,358,000           $ 9,526,000
                                                               =================    ==================


                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 28, 2001, SEPTEMBER 29, 2000, AND SEPTEMBER 24, 1999
                                   (CONTINUED)

NOTE 18 - FINANCIAL INFORMATION - OLYMPIC (CONTINUED)

                            STATEMENTS OF OPERATIONS

                                                                                     Fiscal Year Ended
                                                            --------------------------------------------------------------

                                                              September 28, 2001   September 29, 2000   September 24, 1999
                                                            ---------------------  -------------------  ------------------
       Operating expenses                                         $ (1,111,000)       $ (1,164,000)         $ (624,000)
       Other income(expense)
             Interest and other income                                   3,000              60,000              20,000
             Gain (loss) on investment in subsidiaries              (6,230,000)          2,460,000             607,000
             Gain (loss) on sale of investments                              -                   -               5,000
                                                            ---------------------  -------------------  ------------------
       Net income (loss) before income tax                          (7,338,000)          1,356,000               8,000
       Income tax benefit                                                    -                   -                   -
       Discontinued operations, net of tax                          (1,002,000)            200,000             110,000
       Extraordinary item, net of tax                                  418,000                   -                   -
                                                            ---------------------  -------------------  ------------------
       Net income (loss) before income tax                        $ (7,922,000)        $ 1,556,000           $ 118,000
                                                            =====================  ===================  ==================

       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Common Stock                Additional
                                             ----------------------------------       Paid-In
                                                 Shares            Amount             Capital             Deficit           Total
                                             ---------------  -----------------   -----------------   -----------------  -----------

BALANCE, September 25, 1998                       1,463,007           $ 29,000         $ 9,183,000        $ (6,264,000) $ 2,948,000
                                             ---------------  -----------------   -----------------   -----------------  -----------
       Exercise Stock Options                        82,613              2,000             297,000                   -      299,000
       Exercise of Stock Warrants                     5,000                  -              20,000                   -       20,000
       Treasury stock                                (1,025)                 -              (5,000)                  -       (5,000)
       Issuance of Common Stock in
        legal settlements
        and payment of services                      145,000              3,000             498,000                   -      501,000
       Warrants issued in conjunction
        with legal settlements                            -             120,000                   -      120,000
       Options issued to consultants                      -                  -              38,000                   -       38,000
       Net Income                                         -                  -                                 118,000      118,000
                                             ---------------  -----------------   -----------------   -----------------  -----------
BALANCE, September 24, 1999                       1,694,595             34,000          10,151,000          (6,146,000)   4,039,000

       Exercise Stock Options                       144,063              3,000             744,000                   -      747,000
       Exercise of Stock Warrants                   315,188              6,000           1,589,000                   -    1,595,000
       Options issued to consultants                      -                  -              82,000                   -       82,000
       Warrants issuance in connection
        with acquisition                                  -                  -              20,000                   -       20,000
       Net Income                                         -                  -                   -           1,556,000    1,556,000
                                             ---------------  -----------------   -----------------   -----------------  -----------
BALANCE, September 29, 2000                       2,153,846             43,000          12,586,000          (4,590,000)   8,039,000

       Exercise Stock Options                        73,603              2,000             273,000                   -      275,000
       Issuance of restricted stock to
        former employee                               9,000                  -              25,000                   -       25,000
       Options issued to consultants                      -                  -             105,000                   -      105,000
       Original discount on notes payable                 -                  -             100,000                   -      100,000
       Net loss                                           -                  -                   -          (7,922,000)  (7,922,000)
                                             ---------------  -----------------   -----------------   -----------------  -----------
BALANCE, September 28, 2001                       2,236,449           $ 45,000        $ 13,089,000       $ (12,512,000)   $ 622,000
                                             ===============  =================   =================   =================  ===========

                                      F-25

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 28, 2001, SEPTEMBER 29, 2000 AND SEPTEMBER 24, 1999
                                  (CONTINUED)

NOTE 18- FINANCIAL INFORMATION - OLYMPIC (CONTINUED)

                            STATEMENTS OF CASH FLOWS


                                                                                   Fiscal Year Ended
                                                                 -----------------------------------------------------------
                                                                 September 28, 2001  September 29, 2000   September 24, 1999
                                                                 ------------------  ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                          $ (7,922,000)       $ 1,556,000             $ 118,000
       Adjustments to reconcile net income to net
        cash from operating activities
           Loss on investment in subsidiaries                        8,204,000         (1,602,000)              232,000
           Loss (gain) on sale of subsidiaries                               -                  -                (5,000)
           (Gain) on extraordinary item-extinguisment of debt         (418,000)
           Issuance of common stock in lawsuit settlement                    -                  -               501,000
           Issuance of common stock in payment of expenses                   -                  -               120,000
           Compensation related to issuance of stock options           105,000             82,000                38,000
           Depreciation and amortization                               339,000            290,000               285,000
           Changes in assets and liabilities                          (123,000)          (388,000)             (720,000)
                                                                 --------------    ---------------    ------------------
                                                                       185,000            (62,000)              569,000
                                                                 --------------    ---------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of goodwill                                                  -            (30,000)                    -
       Capital contributions to subsidiaries                        (3,072,000)          (860,000)             (233,000)
                                                                 --------------    ---------------    ------------------
                                                                    (3,072,000)          (890,000)             (233,000)
                                                                 --------------    ---------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Exercise of stock options                                       275,000            747,000               319,000
       Proceeds from notes payable                                   3,000,000                  -                     -
       Exercise of stock warrants                                            -          1,595,000                     -
       Issuance of common stock                                         25,000                  -                     -
       Payments on capital lease                                      (340,000)          (340,000)             (348,000)
       Payments on notes payable                                       (61,000)        (1,034,000)             (300,000)
                                                                 --------------    ---------------    ------------------
                                                                     2,899,000            968,000              (329,000)
                                                                 --------------    ---------------    ------------------
                                                                        12,000             16,000                 7,000

CASH BALANCE
       Beginning of year                                                31,000             15,000                 8,000
                                                                 --------------    ---------------    ------------------
       End of year                                                    $ 43,000           $ 31,000              $ 15,000
                                                                 ==============    ===============    ==================


