Form 10-Q
period 2001-12-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2002-02-13
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2001         Commission File Number 001-12629
                      -----------------                                ---------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                     (Exact name of registrant as specified)


         DELAWARE                                            36-4128138
-------------------------                             --------------------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


            875 North Michigan Avenue, Suite 1560, Chicago, IL 60611
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:           (312) 751-8833
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

                              Yes X No ___________

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at February 8, 2002 was 2,236,449.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                              December 31,       September 28,
                                                                                2001                 2001
                                                                              (unaudited)       (see Note below)
                                                                             -------------        -------------
CASH, subject to immediate withdrawal                                        $    877,000         $    150,000
CASH, segregated in escrow                                                        454,000              435,000
CASH, CASH EQUIVALENTS AND SECURITIES                                             243,000           37,188,000
DEPOSITS                                                                        2,309,000            4,654,000
RECEIVABLES
             Customers                                                            171,000           29,755,000
             Brokers and dealers                                                2,872,000              669,000
             Other                                                              1,289,000              836,000
SECURITIES HELD FOR RESALE, at market                                             516,000            1,131,000
FIXED ASSETS, net                                                                 725,000              841,000
OTHER ASSETS                                                                    1,969,000            1,940,000
                                                                             -------------        -------------
                                                                             $ 11,425,000         $ 77,599,000
                                                                             =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CASH OVERDRAFT                                                               $          -         $  1,556,000
PAYABLES
             Customers                                                            178,000           54,511,000
             Brokers and dealers                                                  594,000           10,020,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                               1,011,000              792,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                        3,210,000            1,963,000
BANK LINE OF CREDIT                                                                     -            3,500,000
NOTES PAYABLE                                                                   4,023,000            4,035,000
CAPITAL LEASE PAYABLE                                                             249,000              300,000
NET LIABILITIES FROM DISCONTINUED OPERATIONS                                            -              300,000
                                                                             -------------        -------------
                                                                                9,265,000           76,977,000
                                                                             -------------        -------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
             Preferred stock, $.01 par value, 100,000 shares authorized,
               20,725 shares issued and outstanding at December 31, 2001                -                    -
             Common stock, $.02 par value, 6,000,000 shares authorized,
                2,236,449 shares issued and outstanding                            45,000               45,000
             Additional paid-in capital                                        11,285,000            9,313,000
             Accumulated deficit                                               (9,170,000)          (8,736,000)
                                                                             -------------        -------------
                                                                                2,160,000              622,000
                                                                             -------------        -------------
                                                                             $ 11,425,000         $ 77,599,000
                                                                             =============        =============


Note: The balance sheet at September 28, 2001 has been derived from the audited financial statements at that date.

                                       2

                 See notes to consolidated financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        --------Quarter Ended---------
                                                                    December 31,              December 31,
                                                                        2001                      2000
                                                                   ---------------            --------------
REVENUES:
Commissions                                                           $ 5,691,000               $ 5,666,000
Net dealer inventory gains                                              4,858,000                 5,131,000
Interest                                                                  740,000                 1,757,000
Transfer fees                                                             385,000                   275,000
Investment banking                                                        102,000                   529,000
Other                                                                     511,000                   440,000
                                                                   ---------------            --------------
                                                                       12,287,000                13,798,000
                                                                   ---------------            --------------
EXPENSES:
Commissions                                                             7,538,000                 7,784,000
Salaries                                                                1,278,000                 2,108,000
Clearing fees                                                           1,108,000                   964,000
Communications                                                            816,000                   531,000
Occupancy costs                                                           975,000                 1,088,000
Interest                                                                  392,000                   976,000
Professional fees                                                         282,000                   422,000
Taxes, licenses, registration                                              90,000                   229,000
Other                                                                     530,000                   296,000
                                                                   ---------------            --------------
                                                                       13,009,000                14,398,000
                                                                   ---------------            --------------
Loss from continuing operations before income
              taxes and discontinued operations                          (722,000)                 (600,000)

Income tax expense                                                        (12,000)                        -
                                                                   ---------------            --------------
Loss from continuing operations before
              discontinued operations                                    (734,000)                 (600,000)

Income (loss) from discontinued operations, net of tax                    300,000                   (72,000)
                                                                   ---------------            --------------
NET LOSS                                                              $  (434,000)              $  (672,000)
                                                                   ===============            ==============
EARNINGS (LOSS) PER COMMON SHARE

Loss per share from continuing operations
              Basic Loss Per Share                                        $ (0.32)                  $ (0.28)
                                                                   ===============            ==============
              Diluted Loss Per Share                                      $ (0.32)                  $ (0.28)
                                                                   ===============            ==============
Earnings (loss) per share from discontinued operations
              Basic Earnings (loss) Per Share                             $  0.13                   $ (0.03)
                                                                   ===============            ==============
              Diluted Earnings (loss) Per Share                           $  0.13                   $ (0.03)
                                                                   ===============            ==============
Loss per share
              Basic Loss Per Share                                        $ (0.19)                  $ (0.31)
                                                                   ===============            ==============
              Diluted Loss Per Share                                      $ (0.19)                  $ (0.31)
                                                                   ===============            ==============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING FOR THE PERIOD: BASIC AND DILUTED                           2,236,449                 2,159,760
                                                                   ===============            ==============

                                       3

                 See notes to consolidated financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 --------------Quarter Ended---------------
                                                                                 December 31,           December 31,
                                                                                     2001                   2000
                                                                                 --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $    (434,000)         $   (672,000)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
             Depreciation and amortization                                             137,000               157,000
             Compensation related to issuance of stock options                               -                22,000
             Change in net assets (liabilities) of discontinued operations            (300,000)                7,000

   Changes in assets and liabilities
             Cash, cash equivalents, securities and escrow                          36,926,000           (12,811,000)
             Deposits                                                                2,345,000            (2,188,000)
             Receivables                                                            26,928,000            19,323,000
             Securities held for resale                                                615,000              (733,000)
             Other assets                                                               29,000              (642,000)
             Payables                                                              (62,536,000)           (6,676,000)
             Securities sold, but not yet purchased                                    219,000               (51,000)
                                                                                 --------------         -------------
   Net cash provided by (used in) operating activities                               3,929,000            (4,264,000)
                                                                                 --------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of fixed assets                                                  (21,000)              (84,000)
                                                                                 --------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
             Borrowings (payments) on line of credit                                (3,500,000)            3,000,000
             Payments on capital lease                                                 (85,000)              (85,000)
             Proceeds from notes payable                                             1,000,000                     -
             Payments on notes payable                                                 (12,000)                    -
             Decrease in cash overdraft                                             (1,556,000)                    -
             Net proceeds from issuance of preferred stock                             972,000                     -
             Exercise of stock options and warrants                                          -                37,000
                                                                                 --------------         -------------
   Net cash provided by (used in) financing activities                              (3,181,000)            2,952,000
                                                                                 --------------         -------------
INCREASE (DECREASE) IN CASH                                                            727,000            (1,396,000)

CASH BALANCE
             Beginning of the period                                                   150,000             2,349,000
                                                                                 --------------         -------------
             End of the period                                                   $     877,000          $    953,000
                                                                                 ==============         =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
             Cash paid during the period for
             Interest                                                            $     345,000          $    968,000
                                                                                 ==============         =============
             Income taxes                                                        $      12,000          $    324,000
                                                                                 ==============         =============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
                FINANCING ACTIVITIES
             Exchange of notes payable for preferred stock                       $   1,000,000          $          -
                                                                                 ==============         =============

                                       4

                 See notes to consolidated financial statements

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended December 31, 2001 and December 31, 2000 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2001.

Cash and cash segregated in escrow have been reclassified in prior periods to conform to the current period's presentation.

NOTE 2 - LINE OF CREDIT

In January 2001, National entered into a $5,000,000 secured line of credit with American National Bank and Trust Company of Chicago, that is guaranteed by the
Company. During the first quarter of fiscal 2002, National entered into a Forbearance Agreement with American National Bank based on an event of default according to the original credit agreement. The Forbearance Agreement amended the line of credit to $4,000,000. Additionally, Steven A. Rothstein and Mark Goldwasser each signed a Guaranty unconditionally guaranteeing certain indebtedness of the Company to American National Bank. These guarantees effectively terminated in December 2001. At December 31, 2001, National had no borrowings outstanding on this line of credit.

NOTE 3 - INVESTMENT TRANSACTION

On December 28, 2001, the Company completed a series of transactions under which certain new investors (collectively, the "Investors") have obtained a significant ownership in the Company through a $1,072,500 investment in the Company and by purchasing a majority of the shares held by Steven A. Rothstein and family, the former Chairman, Chief Executive Officer and principal shareholder of the Company (the "Investment Transaction"). The Investors include Triage Partners LLC ("Triage"), an affiliate of Sands Brothers & Co., Ltd., a New York Stock Exchange ("NYSE") member firm, and One Clark LLC ("One Clark"), an affiliate of Mark Goldwasser, the current Chief Executive Officer and President of the Company. The Investors purchased an aggregate of $1,072,500 of Series A Preferred Stock from the Company, which is convertible into Common Stock at a price of $1.50 per share. The Company incurred $100,000 of legal costs related to these capital transactions. In connection with the Investment

Transaction, Triage also purchased 285,000 shares of Common Stock from Mr. Rothstein and his affiliates at a price of $1.50 per share. In addition, Mr. Rothstein and his affiliates have granted Triage a three-year voting proxy on the balance of their Common Stock (274,660 shares). The Investors have agreed to purchase up to an additional $500,000 of Series A Preferred Stock on the same terms in the event such funds are needed by the Company. The funds for this additional purchase are being held in escrow.

Concurrent with the Investment Transaction, two unrelated individual noteholders holding $2.0 million of the Company's debt have converted one-half of their debt into the same class of Series A Preferred Stock that was sold in the Investment Transaction. The noteholders also had 100,000 of their 200,000 warrants to acquire shares of common stock repriced from an exercise price of $5.00 per share to $1.75 per share.

NOTE 4 - CLOSING OF WESTAMERICA INVESTMENT GROUP

In December 2001, WestAmerica voluntarily withdrew its membership with the NASD and ceased to conduct business as a broker-dealer. On December 31, 2001 WestAmerica filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica has been operated as a separate legal entity, and the Company believes it will not have any ongoing liability for any unpaid obligations of WestAmerica. Consequently, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities. The accompanying financial statements have been reclassified to reflect WestAmerica as discontinued operations for all periods presented.

NOTE 5 - CONTINGENCIES

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

NOTE 6 - ISSUANCE OF WARRANTS

In November 2001 the Company granted 5,000 warrants to purchase its common stock exercisable at $5.00 per share to the individual retirement account of the Company's former chairman and chief executive officer pursuant to the terms of a $50,000 loan made in August 2001.

NOTE 7 - INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

The Board of Directors of the Company has approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 6,000,000 to 60,000,000 shares, subject to stockholders' approval.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 28, 2001. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

   Quarter Ended December 31, 2001 Compared to Quarter Ended December 31, 2000
   ---------------------------------------------------------------------------

The results discussed below have been restated to reflect a discontinuation of operations for the Company's subsidiary, WestAmerica.

The Company's first quarter of fiscal 2002 resulted in a decrease in total revenues and expenses compared with the same period of fiscal 2001.

Total revenues decreased $1,511,000, or 11%, to $12,287,000 in the first quarter of fiscal 2002 from $13,798,000 in the first quarter of fiscal 2001. The decrease in total revenues is primarily attributable to a decrease in interest income and investment banking revenues. Commission revenues were virtually unchanged at $5,691,000 in the first quarter of fiscal 2002 as compared to $5,666,000 in the first quarter of fiscal 2001.

Net dealer inventory gains decreased $273,000, or 5%, to $4,858,000 in the first quarter of fiscal 2002 from $5,131,000 in the first quarter of fiscal 2001.

Investment banking revenue decreased $427,000, or 81%, to $102,000 in the first quarter of fiscal 2002 from $529,000 in the first quarter of fiscal 2001. The decrease is due to the continued down-turn in the capital markets which has limited the Company's ability to conduct private placements and other investment banking advisory services.

Interest income decreased $1,017,000, or 58%, to $740,000 in the first quarter of fiscal 2002 from $1,757,000 in the first quarter of fiscal 2001. This decrease is offset by the corresponding decrease in interest expense, which decreased $584,000, or 60%, to $392,000 in the first quarter of fiscal 2002 from $976,000 in the first quarter of fiscal 2001. The decrease in both interest income and interest expense is attributable to a decrease in the amount of customer credits and customer debits at National, the conversion of its clearing business in December 2001 and a decrease in interest rates from 2002 to 2001.

Other revenues increased $71,000, or 16%, to $511,000 in the first quarter of fiscal 2002 from $440,000 in the first quarter of fiscal 2001. The main reasons for this increase are income from trading activities attributable to the New York City office and increased asset management fees.

In proportion with the decrease in total revenues, total expenses decreased $1,389,000, or 10%, to $13,009,000 in the first quarter of fiscal 2002 from $14,398,000 in the first quarter of fiscal 2001.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $246,000, or 3%, to $7,538,000 in the first quarter of fiscal 2002 from $7,784,000 in the first quarter of fiscal 2001. This is consistent with the decrease in combined revenues from commissions, net dealer inventory gains and investment banking during the same period. Salaries decreased $830,000, or 39%, to $1,278,000 from $2,108,000. This decrease is due to a temporary reduction in senior management salaries and a reduction in staff made possible by clearing through First Clearing Corporation, as opposed to self-clearing. Overall, combined commissions and salaries as a percentage of revenue remained flat at 72% during the first quarter of fiscal 2002 and 2001.

Clearing fees increased $144,000, or 15%, to $1,108,000 from $964,000, mainly relating to the increased trading business generated from the New York City office. Communication expenses increased $285,000 to $816,000, or 54%, from $531,000 due to office expansions in the New York City and Boca Raton offices that were not fully operational until the second quarter of fiscal 2001. Occupancy costs decreased $113,000, or 10%, to $975,000 from $1,088,000 as a result of cost cutting efforts.

Professional fees decreased $140,000, or 33%, to $282,000 from $422,000 in the first quarter of fiscal 2002 and 2001, respectively. Taxes, licenses and registrations decreased $139,000, or 61%, to $90,000 from $229,000 in the first quarter of fiscal 2002 and 2001, respectively. The decrease is a result of costs incurred in the prior year when the New York City office was opened. Other expenses increased $234,000, or 79%, to $530,000 from $296,000 in the first quarter of fiscal 2002 and 2001, respectively. This increase primarily relates to write-offs and amortization of advances paid to new brokers.

Due to the continued slumping markets, the Company reported a net loss from continuing operations of $734,000 in the first quarter of fiscal 2002 compared to a net loss of $600,000 the first quarter of fiscal 2001. Overall, the diluted loss from continuing operations was $.33 per share as compared with a net loss of $.28 per share for the first quarter ended December 31, 2002 and December 31, 2001, respectively.

WestAmerica's realized a loss of $72,000 in the first quarter of fiscal 2001, on revenues of $635,000. On December 31, 2001, WestAmerica filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. In the first quarter of fiscal 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities.

Liquidity and Capital Resources

As with most financial services firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. While acting as a self-clearing firm, these assets were financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. National also utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing was used to maximize cash flow and is regularly repaid. In January 2001, National entered into a $5,000,000 secured line of credit with American National Bank and Trust Company of Chicago that is guaranteed by the Company. As of December 31, 2001, National had no borrowings outstanding on the line of credit, and it will not be renewed.

As a result of the losses throughout fiscal year 2001, notably those of the fourth quarter, attributable in part to the unprecedented events in September 2001, the Company concluded that existing capital would not be sufficient to satisfy existing operations. The Company explored various transactions to finance the Company's operations. On December 28, 2001, the Company completed a series of transactions under which certain new investors (collectively, the "Investors") have obtained a significant ownership in the Company through a $1,072,500 investment in the Company and by purchasing a majority of the shares held by Steven A. Rothstein and family, the former Chairman, Chief Executive Officer and principal shareholder of the Company (the "Investment Transaction"). The Investors include Triage Partners LLC ("Triage"), an affiliate of Sands Brothers & Co., Ltd., a New York Stock Exchange ("NYSE") member firm, and One Clark LLC ("One Clark"), an affiliate of Mark Goldwasser, the current Chief Executive Officer and President of the Company. The Investors purchased an aggregate of $1,072,500 of Series A Preferred Stock from the Company , which is convertible into Common Stock at a price of $1.50 per share. In connection with the Investment Transaction, Triage also purchased 285,000 shares of Common Stock from Mr. Rothstein and his affiliates at a price of $1.50 per share. In addition, Mr. Rothstein and his affiliates have granted Triage a three-year voting proxy on the balance of their Common Stock (274,660 shares). The Investors have agreed to purchase up to an additional $500,000 of Series A Preferred Stock upon the same terms in the event such funds are needed by the Company. The funds for this additional purchase are being held in escrow.

Concurrent with the Investment Transaction, two unrelated individual noteholders holding $2.0 million of the Company's debt have converted one-half of their debt into the same class of Series A Preferred Stock that was sold in the Investment Transaction. The noteholders also had 100,000 of their 200,000 warrants to acquire shares of common stock repriced from an exercise price of $5.00 per share to $1.75 per share.

In August 2001, the Company entered into an agreement with First Clearing Corporation ("First Clearing"), an affiliate of First Union Securities, Inc., under which First Clearing will provide clearing and related services for National. The Clearing Agreement expands the products and services capabilities for National's retail and institutional business, enables National to consolidate its existing clearing operations and reduces fixed overhead associated with its self-clearing activities.

The conversion to First Clearing began in December 2001. In connection with the Clearing Agreement, the Company entered into a ten-year $6,000,000 promissory note with First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The amount of the note that is repayable on each anniversary date is the principal and interest then outstanding divided by the remaining life of the note. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001.

Additional borrowings are available to the Company upon the attainment by National of certain volume and profitability goals, none of which have been met as of the date of filing of this Form 10-Q. Borrowings under the promissory notes are forgivable based on certain business performance and trading volumes of the Company over the life of the loan.

In connection with the Clearing Agreement, National is in the process of terminating its clearing relationship with US Clearing. Upon termination of the agreement and transfer of all customer and proprietary accounts, National is entitled to the return of its $1,000,000 clearing deposit.

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At December 31, 2001, National's net capital exceeded the requirement by approximately $2.6 million.

In December 2001, WestAmerica voluntarily withdrew its membership with the NASD and ceased to conduct business as a broker-dealer. On December 31, 2001 WestAmerica filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica has been operated as a separate legal entity, and the Company believes it will not have any ongoing liability for any unpaid obligations of WestAmerica.

Canterbury Securities Corporation ("Canterbury"), a wholly owned subsidiary of the Company, is a registered as a broker-dealer with the SEC and is licensed in Illinois. Canterbury is a member of the NASD, the MSRB and the SIPC. Canterbury formerly engaged in private placement transactions. Canterbury has no retail customer accounts and, therefore, operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(i). Since acquisition in June 2000, Canterbury has had no activity. The Company has agreed to sell Canterbury for its book value of approximately $11,000 to Mr. Rothstein. At December 31, 2001, Canterbury's net capital exceeded the requirement by $2,800.

Advances, dividend payments and other equity withdrawals from the Company's subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that these subsidiaries may dividend or advance to the Company .

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

As of the quarter ended December 31, 2001, total assets were $11,425,000 compared to total assets of $77,599,000 as of the fiscal year ended September 28, 2001. This material decrease in the Company's assets is due to the change in the Company's clearing arrangements. Customer assets that were included in the fiscal year end 2001 balance sheet are no longer accounted for on the Company's books. These assets are now held at First Clearing as part of the new clearing arrangement.




                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

During the quarter, there were no significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2001.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

 3.3      The Company's By-Laws, as amended and restated on December 12, 2001.
10.28     Clearing Agreement
10.29     First Amendment to Clearing Agreement.
10.30 Purchase Agreement by and among Olympic Cascade Financial Corporation, Mark Goldwasser and Triage Partners, LLC dated as of December 14, 2001, previously filed as Exhibit 10.30 to Form 8-K in January 2002 and hereby incorporated by reference.
10.31 Stock Purchase Agreement between Steven A. Rothstein, certain other persons or entities and Triage Partners, LLC dated as of December 14, 2001, previously filed as Exhibit 10.31 to Form 8-K in January 2002 and hereby incorporated by reference.
10.32 Securities Exchange Agreement by and among Olympic Cascade Financial Corporation, Gregory P. Kusnick, Karen Jo Gustafson, Gregory C. Lowney and Maryanne K. Snyder dated as of December 14, 2001, previously filed as Exhibit 10.32 to Form 8-K in January 2002 and hereby incorporated by reference.
10.33 Escrow Agreement by and made among Olympic Cascade Financial Corporation, Mark Goldwasser, Triage Partners, LLC and National Securities Corporation dated as of December 28, 2001, previously filed as Exhibit 10.33 to Form 8-K in January 2002 and hereby incorporated by reference.
10.34     Second Amendment to Clearing Agreement.

b) Reports on Form 8-K

The Company filed a report on Form 8-K dated January 11, 2002 regarding the Investment Transaction described in Note 3 hereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES



February 13, 2002                      By: /s/ Mark Goldwasser
Date                                       -------------------------
                                           Mark Goldwasser
                                           President and Chief Executive Officer




February 13, 2002                      By: /s/Robert H. Daskal
Date                                      -------------------------
                                           Robert H. Daskal
                                           Acting Chief Financial Officer