Form 10-Q
period 2002-03-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2002-05-13
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002           Commission File Number 001-12629
                      --------------                                   ---------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                             36-4128138
(State or other jurisdiction of                   (I.R.S. Employer incorporation
or organization)                                        Identification No.)


         875 North Michigan Avenue, Suite 1560, Chicago, Illinois 60611
              (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:           (312)   751-8833
                                                              ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at May 7, 2002 was 2,274,449.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                               March 31,            September 28,
                                                                                 2002                   2001
                                                                              (unaudited)           (see Note below)
                                                                             --------------         --------------


CASH, subject to immediate withdrawal                                             $ 99,000              $ 150,000
CASH, segregated in escrow                                                         330,000                435,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                    -             37,188,000
DEPOSITS                                                                         1,850,000              4,654,000
RECEIVABLES
             Customers                                                                   -             29,755,000
             Brokers and dealers                                                 1,212,000                669,000
             Other                                                               1,431,000                836,000
SECURITIES HELD FOR RESALE, at market                                            1,185,000              1,131,000
FIXED ASSETS, net                                                                  465,000                841,000
OTHER ASSETS                                                                     2,434,000              1,940,000
                                                                             --------------         --------------
                                                                               $ 9,006,000           $ 77,599,000
                                                                             ==============         ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CASH OVERDRAFT                                                                   $ 304,000            $ 1,556,000
PAYABLES
             Customers                                                                   -             54,511,000
             Brokers and dealers                                                    21,000             10,020,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                  280,000                792,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                         2,430,000              1,963,000
BANK LINE OF CREDIT                                                                      -              3,500,000
NOTES PAYABLE                                                                    4,405,000              4,035,000
CAPITAL LEASE PAYABLE                                                              173,000                300,000
NET LIABILITIES FROM DISCONTINUED OPERATIONS                                             -                300,000
                                                                             --------------         --------------
                                                                                 7,613,000             76,977,000
                                                                             --------------         --------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
             Preferred stock, $.01 par value, 100,000 shares authorized,
               23,225 shares issued and outstanding at March 31, 2002                    -                      -
             Common stock, $.02 par value, 60,000,000 shares authorized,
               2,274,449 and 2,236,449 shares issued and outstanding at
               March 31, 2002 and September 28, 2001, respectively.                 45,000                 45,000
             Additional paid-in capital                                         11,584,000              9,313,000
             Accumulated deficit                                               (10,236,000)            (8,736,000)
                                                                             --------------         --------------
                                                                                 1,393,000                622,000
                                                                             --------------         --------------
                                                                               $ 9,006,000           $ 77,599,000
                                                                             ==============         ==============


Note: The balance sheet at September 28, 2001 has been derived from the audited financial statements at that date.


                 See notes to consolidated financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  -------- Quarter Ended---------    -------Six Months Ended----------
                                                     March 31,        March 30,        March 31,        March 30,
                                                       2002              2001             2002             2001
                                                    ----------------   -------------   ---------------  ---------------
REVENUES:
Commissions                                           $ 5,527,000      $5,865,000      $ 11,219,000     $ 11,532,000
Net dealer inventory gains                              4,297,000       6,479,000         9,155,000       11,610,000
Interest                                                  338,000       1,535,000         1,077,000        3,290,000
Transfer fees                                             390,000         231,000           775,000          506,000
Investment banking                                         82,000         204,000           183,000          734,000
Other                                                     336,000         972,000           846,000        1,411,000
                                                  ----------------   -------------   ---------------  ---------------
TOTAL REVENUES                                         10,970,000      15,286,000        23,255,000       29,083,000
                                                  ----------------   -------------   ---------------  ---------------
EXPENSES:
Commissions                                             6,689,000       8,255,000        14,227,000       16,039,000
Salaries                                                1,481,000       2,457,000         2,759,000        4,565,000
Clearing fees                                           1,505,000       1,194,000         2,613,000        2,158,000
Communications                                            654,000         892,000         1,470,000        1,422,000
Occupancy costs                                           943,000       1,161,000         1,919,000        2,249,000
Interest                                                   52,000         952,000           444,000        1,929,000
Professional fees                                         138,000         458,000           420,000          880,000
Taxes, licenses, registration                             138,000         205,000           228,000          434,000
Other                                                     486,000         751,000         1,016,000        1,047,000
                                                  ----------------   -------------   ---------------  ---------------
TOTAL EXPENSES                                         12,086,000      16,325,000        25,096,000       30,723,000
                                                  ----------------   -------------   ---------------  ---------------
Loss from continuing operations before                 (1,116,000)     (1,039,000)       (1,841,000)      (1,640,000)
      income taxes and extraordinary item

Benefit for income taxes                                   52,000         200,000            40,000          200,000
                                                  ----------------   -------------   ---------------  ---------------
Loss from continuing operations                        (1,064,000)       (839,000)       (1,801,000)      (1,440,000)
                                                  ----------------   -------------   ---------------  ---------------
Income (loss) from discontinued operations, net of tax          -        (100,000)          300,000         (170,000)

 Income from extraordinary item - gain from
   extinguishment of debt, net of taxes                         -         418,000                 -          418,000
                                                  ----------------   -------------   ---------------  ---------------
NET LOSS                                             $ (1,064,000)     $ (521,000)     $ (1,501,000)    $ (1,192,000)
                                                  ================   =============   ===============  ===============

NET INCOME (LOSS) PER COMMON SHARE

Basic:
           Loss from continuing operations                $ (0.48)        $ (0.38)          $ (0.81)         $ (0.66)
           Income (loss) from discontinued operations           -           (0.05)             0.14            (0.08)
           Extraordinary gain                                   -            0.19                 -             0.19
                                                  ----------------   -------------   ---------------  ---------------
                     Net Loss                             $ (0.48)        $ (0.24)          $ (0.67)         $ (0.55)
                                                  ----------------   -------------   ---------------  ---------------
Diluted:
           Loss from continuing operations                $ (0.48)        $ (0.38)          $ (0.81)         $ (0.66)
           Income (loss) from discontinued operations           -           (0.05)             0.14            (0.08)
           Extraordinary gain                                   -            0.19                 -             0.19
                                                  ----------------   -------------   ---------------  ---------------
                     Net Loss                             $ (0.48)        $ (0.24)          $ (0.67)         $ (0.55)
                                                  ----------------   -------------   ---------------  ---------------
Weighted average number of shares outstanding
           Basic                                        2,236,449       2,214,048         2,236,449        2,186,308
                                                  ----------------   -------------   ---------------  ---------------
           Diluted                                      2,236,449       2,214,048         2,236,449        2,186,308
                                                  ----------------   -------------   ---------------  ---------------

                 See notes to consolidated financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          ---------Six Months Ended---------
                                                                           March 31,            March 30,
                                                                              2002                 2001
                                                                          -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $ (1,501,000)        $ (1,192,000)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
            Depreciation and amortization                                      428,000              278,000
            Compensation related to issuance of stock options                        -               83,000
            Gain on extraordinary item - extinguishment of debt                      -             (418,000)
            Change in net assets (liabilities) of discontinued operations     (300,000)             223,000

   Changes in assets and liabilities
            Cash, cash equivalents, securities and escrow                   37,293,000          (20,996,000)
            Deposits                                                         2,804,000           (1,903,000)
            Receivables                                                     28,617,000           21,699,000
            Securities held for resale                                         (54,000)            (550,000)
            Other assets                                                      (494,000)          (2,595,000)
            Payables                                                       (64,042,000)          (2,536,000)
            Securities sold, but not yet purchased                            (512,000)             159,000
                                                                          -------------        -------------
   Net cash provided by (used in) operating activities                       2,239,000           (7,748,000)
                                                                          -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of fixed assets                                           (52,000)            (155,000)
                                                                          -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
            Borrowings (payments) on line of credit                         (3,500,000)           5,000,000
            Payments on capital lease                                         (127,000)            (170,000)
            Proceeds from notes payable                                      1,598,000            3,000,000
            Payments on notes payable                                         (179,000)             (52,000)
            Decrease in cash overdraft                                      (1,252,000)                   -
            Net proceeds from issuance of preferred stock                    1,222,000                    -
            Exercise of stock options and warrants                                   -              275,000
                                                                          -------------        -------------
   Net cash provided by (used in) financing activities                      (2,238,000)           8,053,000
                                                                          -------------        -------------

INCREASE (DECREASE) IN CASH                                                    (51,000)             150,000

CASH BALANCE
            Beginning of the period                                            150,000            2,349,000
                                                                          -------------        -------------
            End of the period                                                 $ 99,000          $ 2,499,000
                                                                          =============        =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
            Cash paid during the period for
            Interest                                                         $ 466,000          $ 1,896,000
                                                                          =============        =============
            Income taxes                                                      $ 12,000            $ 324,000
                                                                          =============        =============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
                FINANCING ACTIVITIES
            Exchange of notes payable for preferred stock                  $ 1,000,000                  $ -
                                                                          =============        =============
            Exchange of notes payable for common stock                        $ 49,000                  $ -
                                                                          =============        =============

                 See notes to consolidated financial statements

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended March 31, 2002 and March 30, 2001 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2001.

Cash and cash segregated in escrow have been reclassified in prior periods to conform to the current period's presentation. The Company now reports based on a calendar year ending in September, versus a fifty-two or fifty-three week year, ending on the last Friday in September.

NOTE 2 - LINE OF CREDIT

In January 2001, National entered into a $5,000,000 secured line of credit with American National Bank and Trust Company of Chicago, that is guaranteed by the
Company. During the first quarter of fiscal 2002, National entered into a Forbearance Agreement with American National Bank based on an event of default according to the original credit agreement. The Forbearance Agreement amended the line of credit to $4,000,000. Additionally, Steven A. Rothstein and Mark Goldwasser each signed a Guaranty unconditionally guaranteeing certain indebtedness of the Company to American National Bank. These guarantees effectively terminated in December 2001. The line of credit was fully repaid in December 2001.

NOTE 3 - INVESTMENT TRANSACTION

On December 28, 2001, the Company completed a series of transactions under which certain new investors (collectively, the "Investors") have obtained a significant ownership in the Company through a $1,072,500 investment in the Company and by purchasing a majority of the shares held by Steven A. Rothstein and family, the former Chairman, Chief Executive Officer and principal shareholder of the Company (the "Investment Transaction"). The Investors include Triage Partners LLC ("Triage"), an affiliate of Sands Brothers & Co., Ltd., a

New York Stock Exchange ("NYSE") member firm, and One Clark LLC ("One Clark"), an affiliate of Mark Goldwasser, the current Chief Executive Officer and President of the Company. The Investors purchased an aggregate of $1,072,500 of Series A Preferred Stock from the Company, which is convertible into Common Stock at a price of $1.50 per share. The Company incurred $100,000 of legal costs related to these capital transactions. In connection with the Investment Transaction, Triage also purchased 285,000 shares of Common Stock from Mr. Rothstein and his affiliates at a price of $1.50 per share. In addition, Mr. Rothstein and his affiliates have granted Triage a three-year voting proxy on the balance of their Common Stock (274,660 shares). As part of the Investment Transaction, the Investors placed $500,000 into an escrow account to purchase additional shares of Series A Preferred Stock in the event such funds are needed by the Company. As a result of the losses incurred during the first six months of fiscal 2002, $250,000 in February 2002 and $250,000 in April 2002 were drawn from the escrow account and invested into the Company on the same terms.

Concurrent with the Investment Transaction, two unrelated individual noteholders holding $2.0 million of the Company's debt converted one-half of their debt into the same class of Series A Preferred Stock that was sold in the Investment Transaction. The noteholders also had 100,000 of their 200,000 warrants to acquire shares of common stock repriced from an exercise price of $5.00 per share to $1.75 per share.

NOTE 4 - CLOSING OF WESTAMERICA INVESTMENT GROUP

In December 2001, WestAmerica voluntarily withdrew its membership with the NASD and ceased to conduct business as a broker-dealer. On December 31, 2001 WestAmerica filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica has been operated as a separate legal entity, and the Company believes it will not have any ongoing liability for any unpaid obligations of WestAmerica. Consequently, in the first quarter of fiscal 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities. The accompanying financial statements have been reclassified to reflect WestAmerica as discontinued operations for all periods presented.

NOTE 5 - CONTINGENCIES

National has been named, together with others, as a defendant in a consolidated class action lawsuit filed against Complete Management, Inc. No specific amount of damages has been sought against the Company in the complaint. In June 2000, the Company filed a motion to dismiss this action. In March 2001, the United States District Court for the Southern District of New York denied the Company's motion to dismiss. In May 2001, the Company submitted its answer to the complaint in which it set forth its defenses. In November 2001, the plaintiffs filed a motion to certify the class. The Company will contest class certification and diligently pursue its defenses.

A former executive officer of the Company, Craig M. Gould, has commenced an action against the Company claiming a breach of his employment contract, and seeking approximately $575,000 in damages. The Company believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time.

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

NOTE 7 - COMMON STOCK

On March 12, 2002, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 6,000,000 to 60,000,000 shares.

On March 31, 2002 an unrelated noteholder holding $49,000 of the Company's debt converted its debt into 38,000 shares of common stock of the Company.

NOTE 8 -CLEARING AGREEMENT

In connection with the Clearing Agreement with First Clearing Corporation, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. As part of the settlement, the minimum level of stockholders equity required to be maintained by the Company under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings are available under the promissory note, as amended.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 28, 2001 and the Company's Quarterly Reports on Form 10-Q. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Quarter Ended March 31, 2002 Compared to Quarter Ended March 30, 2001
---------------------------------------------------------------------

The results discussed below have been restated to reflect a discontinuation of operations for the Company's subsidiary, WestAmerica.

The Company's second quarter of fiscal 2002 resulted in a decrease in revenues and expenses compared with the same period of fiscal 2001. The decrease in revenues is due to the continued slumping securities markets, that significantly affected revenues. In March 2002, the Company incurred a one time clearing charge of $548,000 that significantly increased the net loss for the quarter. As a result, the Company reported a net loss of $1,064,000 compared with a net loss of $521,000 for the second quarter of fiscal 2001. Included in the net loss for fiscal 2001 was a gain on extinguishment of debt totaling $418,000. The net loss from continuing operations for the second quarter of fiscal 2002, excluding the one time clearing charge, income taxes and extraordinary item, decreased by $471,000 to $568,000 compared to $1,039,000 in 2001. This improvement is a result of management's efforts to reduce the fixed costs of the Company.

Total  revenues  decreased  $4,316,000 or 28% to  $10,970,000  from  $15,286,000 during fiscal 2002 compared with fiscal 2001. This decrease is due mainly to the weaker overall securities market, and a decrease in net dealer inventory gains and interest income.

Commission revenues decreased $338,000, or 6% to $5,527,000 in the second quarter of fiscal 2002 as compared to $5,865,000 in the second quarter of fiscal 2001.

Net dealer inventory gains decreased $2,182,000, or 34%, to $4,297,000 in the second quarter of fiscal 2002 from $6,479,000 in the first quarter of fiscal 2001. The decrease is due to lower trading volume and a reduction in market making activities.

Interest income decreased $1,197,000, or 78%, to $338,000 in the second quarter of fiscal 2002 from $1,535,000 in the second quarter of fiscal 2001. This decrease is offset by the corresponding decrease in interest expense, which decreased $900,000, or 95%, to $52,000 in the second quarter of fiscal 2002 from $952,000 in the second quarter of fiscal 2001. The decrease in both interest income and interest expense is attributable to a decrease in the amount of customer credits and customer debits at National, the conversion of its clearing business in December 2001 and a decrease in interest rates from 2002 to 2001.

Investment banking revenue decreased $122,000, or 60%, to $82,000 in the second quarter of fiscal 2002 from $204,000 in the second quarter of fiscal 2001. The decrease is due to the continued down-turn in the capital markets which has limited the Company's ability to conduct private placements and other investment banking advisory services. Other revenues decreased $636,000, or 65%, to $336,000 in the second quarter of fiscal 2002 from $972,000 in the second quarter of fiscal 2001. The decrease is due to a decline in various types of fee income, mainly from trading activities attributable to the New York City office.

In proportion with the 28% decrease in total revenues, total expenses decreased 26% to $12,086,000 in the second quarter of fiscal 2002 from $16,325,000 in the second quarter of fiscal 2001.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $1,566,000, or 19%, to $6,689,000 in the second quarter of fiscal 2002 from $8,255,000 in the second quarter of fiscal 2001. This is consistent with the decrease in combined revenues from commissions, net dealer inventory gains and investment banking during the same period. Salaries decreased $976,000, or 40%, to $1,481,000 from $2,457,000. This decrease is due to a reduction in senior management salaries and a reduction in staff made possible by clearing through First Clearing Corporation, as opposed to self-clearing. Overall, combined commissions and salaries as a percentage of total revenues increased slightly to 74% from 70% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. This increase is due to the 78% reduction in interest income associated with no longer being a self clearing firm.

Clearing fees increased  $311,000,  or 26%, to $1,505,000 from  $1,194,000.  The increase is due to a one time clearing charge of $548,000. This charge resulted from a dispute among the Company, one of its former clearing firms, and its current clearing firm regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally.

Communication, occupancy, professional fees and other expenses all decreased as a result of slower markets and management's efforts to reduce expenses. Communication expenses decreased $238,000 to $654,000, or 27%, from $892,000 as a result of cost cutting efforts. Occupancy costs decreased $218,000, or 19%, to $943,000 from $1,161,000 also as a result of cost cutting efforts. Professional fees decreased $320,000, or 70%, to $138,000 from $458,000 in the second quarter of fiscal 2002 compared to 2001. Other expenses decreased $265,000 or 35%, to $486,000 from $751,000 in the second quarter of fiscal 2002 compared to 2001.

Due to the continued slumping securities markets, the Company reported a net loss from continuing operations of $1,064,000 in the second quarter of fiscal 2002 compared to a net loss from continuing operations before extraordinary item of $839,000 in the second quarter of fiscal 2001. Overall, the diluted loss from continuing operations before extraordinary items was $.48 per share as compared with a net loss of $.38 per share for the second quarter ended March 31, 2002 and March 30, 2001, respectively.

On December 31, 2001, WestAmerica, a subsidiary of the Company, filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica realized a loss of $100,000 in the second quarter of fiscal 2001, on revenues of $602,000.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 30, 2001
---------------------------------------------------------------------------

The results discussed below have been restated to reflect a discontinuation of operations for the Company's subsidiary, WestAmerica.

The Company's first six months of fiscal 2002 resulted in a decrease in revenues and a corresponding decrease in expenses compared with the same period of fiscal 2001. The decrease in revenues is due to the continued slumping securities markets. As a result, the Company reported a net loss of $1,501,000 compared with a net loss of $1,192,000 for the first six months of fiscal 2001.

Total  revenues  decreased  $5,828,000 or 20% to  $23,255,000  from  $29,083,000 during fiscal 2002 compared with fiscal 2001. This decrease is due mainly to the weaker overall securities markets that resulted in a decrease in net dealer inventory gains, investment banking and interest income revenues.

Commission revenues decreased $313,000, or 3% to $11,219,000 in the first six months of fiscal 2002 as compared to $11,532,000 in the same period of fiscal 2001.

Net dealer inventory gains decreased $2,455,000, or 21%, to $9,155,000 in the second quarter of fiscal 2002 from $11,610,000 in the first six months of fiscal 2001. The decrease is due to lower trading volume and a reduction in market making activities.

Interest income decreased $2,213,000, or 67%, to $1,077,000 in the first six months of fiscal 2002 from $3,290,000 in the first six months of fiscal 2001. This decrease is offset by the corresponding decrease in interest expense, which decreased $1,485,000, or 77%, to $444,000 in the first six months of fiscal 2002 from $1,929,000 in the first six months of fiscal 2001. The decrease in both interest income and interest expense is attributable to a decrease in the amount of customer credits and customer debits at National, the conversion of its clearing business in December 2001 and a decrease in interest rates from 2002 to 2001.

Investment banking revenue decreased $551,000, or 75%, to $183,000 in the first six months of fiscal 2002 from $734,000 in the first six months of fiscal 2001. The decrease is due to the continued down-turn in the capital markets which has limited the Company's ability to conduct private placements and other investment banking advisory services. Other revenues decreased $565,000, or 40%, to $846,000 in the first six months of fiscal 2002 from $1,411,000 in the first six months of fiscal 2001. The decrease is due to a decline in various types of fee income, mainly from trading activities attributable to the New York City office.

In comparison with the 20% decrease in total revenues, total expenses decreased 18% to $25,096,000 during the first six months of fiscal 2002 compared to $30,723,000 in the first six months of fiscal 2001.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $1,812,000, or 11%, to $14,227,000 in the first six months of fiscal 2002 from $16,039,000 in the same period of fiscal 2001. Salaries decreased $1,806,000, or 40%, to $2,759,000 from $4,565,000. This decrease is due to a reduction in senior management salaries and a reduction in staff made possible by clearing through First Clearing Corporation, as opposed to self-clearing. Overall, combined commissions and salaries as a percentage of total revenues increased slightly to 73% from 71% in the first six months of fiscal 2002 compared to the same period in 2001.

Clearing fees increased  $455,000,  or 21%, to $2,613,000 from  $2,158,000.  The increase is mainly due to the one time clearing charge of $548,000. This charge resulted from a dispute among the Company, one of its former clearing firms, and its current clearing firm regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally.

Communication expenses increased slightly to $1,470,000 from $1,422,000 in the first six months of fiscal 2002 compared to fiscal 2001. The net increase is due in part to the expansion of the Company's New York City and Boca Raton offices that were not fully operational during the first six months of fiscal 2001 offset by management's efforts to reduce communication expenses during fiscal 2002. These efforts have resulted in an 20% decrease in communication expenses from $816,000 in the first quarter of fiscal 2002 compared to $654,000 in the second quarter of fiscal 2002.

As a result of cost cutting efforts, occupancy, professional fees and other expenses all decreased during the first six months of fiscal 2002 compared to the same period in 2001. Occupancy costs decreased $330,000, or 15%, to $1,919,000 from $2,249,000. Professional fees decreased $460,000, or 52%, to
$420,000 from $880,000 in the first six months of fiscal 2002 compared to 2001. Other expenses decreased $31,000 or 3%, to $1,016,000 from $1,047,000 in the first six months of fiscal 2002 compared to 2001.

Due to the continued slumping securities markets, the Company reported a net loss from continuing operations of $1,801,000 in the first six months of of fiscal 2002 compared to a net loss from continuing operations before extraordinary item of $1,440,000 in the first six months of fiscal 2001. Overall, the diluted loss from continuing operations before extraordinary items was $.81 per share as compared with a net loss of $.66 per share for the six months ended March 31, 2002 and March 30, 2001, respectively.

On December 31, 2001, WestAmerica, a subsidiary of the Company, filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica realized a loss of $170,000 in the first six months of fiscal 2001, on revenues of $1,238,000. In the first quarter of fiscal 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities.


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

As a result of the losses throughout fiscal year 2001, notably those of the fourth quarter, attributable in part to the unprecedented events in September 2001, the Company concluded that existing capital would not be sufficient to satisfy existing operations. The Company explored various transactions to finance the Company's operations. On December 28, 2001, the Company completed a series of transactions (the "Investment Transaction") that are more fully described in Footnote 3.

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

The conversion to First Clearing began in December 2001 and was completed in March 2002. In connection with the Clearing Agreement, the Company entered into a ten-year promissory note with First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001. The amount of the note that is repayable on each anniversary date is the principal and interest then outstanding divided by the remaining life of the note. Borrowings under the promissory note are forgivable based on certain business performance and trading volumes of the Company over the life of the loan.

In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. As part of the settlement, the minimum level of stockholders equity required to be maintained by the Company under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings are available under the promissory note, as amended. Additionally, National received its $1,000,000 clearing deposit from US Clearing.

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At March 31, 2002, National's net capital exceeded the requirement by approximately $1.6 million.

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

Canterbury Securities Corporation ("Canterbury"), a wholly owned subsidiary of the Company, is a registered as a broker-dealer with the SEC and is licensed in Illinois. Canterbury is a member of the NASD, the MSRB and the SIPC. Canterbury formerly engaged in private placement transactions. Canterbury has no retail customer accounts and, therefore, operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(i). Since acquisition in June 2000, Canterbury has had no activity. The Company has agreed to sell Canterbury for its book value of approximately $11,000 to Mr. Rothstein. At March 31, 2002, Canterbury's net capital exceeded the requirement by $2,800.

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

As of the period ended March 31, 2002, total assets were $9.0 million compared to total assets of $77.6 million as of the fiscal year ended September 28, 2001. This material decrease in the Company's assets is due to the change in the Company's clearing arrangements. Customer assets that were included in the fiscal year end 2001 balance sheet are no longer accounted for on the Company's books. These assets are now held at First Clearing as part of the new clearing arrangement.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

A former executive officer of the Company, Craig M. Gould, has commenced an action against the Company claiming a breach of his employment contract, and seeking approximately $575,000 in damages. The Company believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time.

For a detailed discussion of the Company's other legal proceedings, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2001.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on March 12, 2002. The following lists all the proposals and the voting results.

The number of shares voted "for" and "withhold authority" in connection with the election of the two nominees as Class I Directors to the Board of Directors of the Company was as follows:

                  Steven B. Sands

                                             For            Withhold Authority
                  In Person                     0                     0
                                                -                     -
                  By Proxy              3,294,289                44,639
                                        ---------                ------
                  Total                 3,294,289                44,639
                                        ---------                ------

                  Martin S. Sands

                                             For            Withhold Authority
                  In Person                     0                     0
                                                -                     -
                  By Proxy              3,294,289                44,639
                                        ---------                ------
                  Total                 3,294,289                44,639
                                        ---------                ------


The number of shares voted "for", "against" and "abstain" in connection with the proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 6,000,000 to 60,000,000, was approved as follows:

                                   For           Against               Abstain
                  In Person            0                0                     0
                                       -                -                     -
                  By Proxy     3,184,315          132,795                21,818
                               ---------          -------                ------
                  Total        3,184,315          132,795                21,818
                               ---------          -------                ------



The number of shares voted "for", "against" and "abstain" in connection with the ratification of Feldman Sherb & Co., P.C. as the Company's independent public accountants for the 2002 fiscal year, was approved as follows:

                                   For           Against               Abstain
                  In Person            0                0                     0
                                       -                -                     -
                  By Proxy     3,297,554           34,674                 6,700
                               ---------           ------                 -----
                  Total        3,297,554           34,674                 6,700
                               ---------           ------                 -----


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     3.4          Certificate of Amendment to the Certificate of Incorporation.

b)       Reports on Form 8-K

The Company filed a report on Form 8-K dated April 10, 2002 regarding the resignation of a member of the board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES






May 13, 2002                        By:/s/ Mark Goldwasser
                                           --------------------
Date                                       Mark Goldwasser
                                           President and Chief Executive Officer





May 13, 2002                        By:/s/ Robert H. Daskal
                                           -------------------------
Date                                       Robert H. Daskal
                                           Acting Chief Financial Officer