Form 10-Q
period 2002-06-30
OLYMPIC CASCADE FINANCIAL CORP
filed 2002-08-14
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002         Commission File Number 001-12629
                      -------------                                ---------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                           36-4128138
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


         875 North Michigan Avenue, Suite 1560, Chicago, Illinois 60611
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:           (312)   751-8833
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

                                    Yes X No

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at August 12, 2002 was 2,274,449.

                                      INDEX

                                                                   PAGE NUMBER
                                                                  --------------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         (unaudited)

         Consolidated Statements of Financial Condition
         as of June 30, 2002 and September 28, 2001                         3

         Consolidated Statements of Operations for the three months
         and nine months ended June 30, 2002 and June 29, 2001              4

         Consolidated Statements of Cash Flows for the nine months
         ended June 30, 2002 and June 29, 2001                              5

         Notes to Consolidated Financial Statements                         6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10-16

PART II.  OTHER INFORMATION                                                 17

SIGNATURES                                                                  18

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                              June 30,            September 28,
                                                                                2002                  2001
                                                                            (unaudited)           (see Note below)
                                                                            -------------         --------------
CASH, subject to immediate withdrawal                                          $ 476,000              $ 150,000
CASH, segregated in escrow                                                       310,000                435,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                  -             37,188,000
DEPOSITS                                                                       1,450,000              4,654,000
RECEIVABLES
             Customers                                                                 -             29,755,000
             Brokers and dealers                                                 328,000                669,000
             Other                                                             1,856,000                836,000
SECURITIES HELD FOR RESALE, at market                                          1,067,000              1,131,000
FIXED ASSETS, net                                                                426,000                841,000
OTHER ASSETS                                                                   2,038,000              1,940,000
                                                                            -------------         --------------
                                                                             $ 7,951,000           $ 77,599,000
                                                                            =============         ==============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CASH OVERDRAFT                                                                       $ -            $ 1,556,000
PAYABLES
             Customers                                                                 -             54,511,000
             Brokers and dealers                                                  16,000             10,020,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                190,000                792,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                       2,353,000              1,963,000
BANK LINE OF CREDIT                                                                    -              3,500,000
NOTES PAYABLE                                                                  4,323,000              4,035,000
CAPITAL LEASE PAYABLE                                                                  -                300,000
NET LIABILITIES FROM DISCONTINUED OPERATIONS                                           -                300,000
                                                                            -------------         --------------
                                                                               6,882,000             76,977,000
                                                                            -------------         --------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
             Preferred stock, $.01 par value, 100,000 shares authorized,
               25,725 shares issued and outstanding at June 30, 2002                   -                      -
             Common stock, $.02 par value, 60,000,000 shares authorized,
               2,274,449 and 2,236,449 shares issued and outstanding at
               June 30, 2002 and September 28, 2001, respectively.                45,000                 45,000
             Additional paid-in capital                                       11,834,000              9,313,000
             Accumulated deficit                                             (10,810,000)            (8,736,000)
                                                                            -------------         --------------
                                                                               1,069,000                622,000
                                                                            -------------         --------------
                                                                             $ 7,951,000           $ 77,599,000
                                                                            =============         ==============

       Note: The balance sheet at September 28, 2001 has been derived from the audited financial statements at that date.

                See notes to consolidated financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  ------Three Months Ended---------- ------Nine Months Ended----------
                                                     June 30,          June 29,         June 30,         June 29,
                                                       2002              2001             2002             2001
                                                  ----------------   -------------   ---------------  ---------------
REVENUES:
Commissions                                           $ 5,259,000     $ 4,802,000      $ 16,477,000     $ 16,333,000
Net dealer inventory gains                              3,600,000       3,936,000        12,755,000       15,546,000
Interest                                                  277,000       1,396,000         1,354,000        4,687,000
Transfer fees                                             260,000         310,000         1,035,000          816,000
Investment banking                                          9,000         191,000           192,000          924,000
Other                                                     424,000         838,000         1,270,000        2,251,000
                                                  ----------------   -------------   ---------------  ---------------
TOTAL REVENUES                                          9,829,000      11,473,000        33,083,000       40,557,000
                                                  ----------------   -------------   ---------------  ---------------
EXPENSES:
Commissions                                             5,824,000       6,274,000        20,050,000       22,314,000
Salaries                                                1,205,000       2,142,000         3,964,000        6,707,000
Clearing fees                                             897,000       1,126,000         3,510,000        3,283,000
Communications                                            760,000         852,000         2,230,000        2,275,000
Occupancy costs                                           885,000       1,136,000         2,804,000        3,385,000
Interest                                                   33,000         790,000           477,000        2,719,000
Professional fees                                         267,000         305,000           687,000        1,185,000
Taxes, licenses, registration                              76,000         194,000           304,000          629,000
Other                                                     496,000         458,000         1,512,000        1,505,000
                                                  ----------------   -------------   ---------------  ---------------
TOTAL EXPENSES                                         10,443,000      13,277,000        35,538,000       44,002,000
                                                  ----------------   -------------   ---------------  ---------------
Loss from continuing operations before                   (614,000)     (1,804,000)       (2,455,000)      (3,445,000)
      income taxes and extraordinary item

Income tax benefit                                         40,000               -            80,000          200,000
                                                  ----------------   -------------   ---------------  ---------------
Loss from continuing operations                          (574,000)     (1,804,000)       (2,375,000)      (3,245,000)
                                                  ----------------   -------------   ---------------  ---------------

Income (loss) from discontinued operations, net of tax          -        (159,000)          300,000         (326,000)

 Income from extraordinary item - gain from
   extinguishment of debt, net of taxes                         -               -                 -          418,000

                                                  ----------------   -------------   ---------------  ---------------
NET LOSS                                               $ (574,000)   $ (1,963,000)     $ (2,075,000)    $ (3,153,000)
                                                  ================   =============   ===============  ===============

NET INCOME (LOSS) PER COMMON SHARE

Basic:
           Loss from continuing operations                $ (0.25)        $ (0.81)          $ (1.06)         $ (1.47)
           Income (loss) from discontinued operations           -           (0.07)             0.14            (0.15)
           Extraordinary gain                                   -               -                 -             0.19
                                                  ----------------   -------------   ---------------  ---------------
                     Net Loss                             $ (0.25)        $ (0.88)          $ (0.92)         $ (1.43)
                                                  ================   =============   ===============  ===============
Diluted:
           Loss from continuing operations                $ (0.25)        $ (0.81)          $ (1.06)         $ (1.47)
           Income (loss) from discontinued operations           -           (0.07)             0.14            (0.15)
           Extraordinary gain                                   -               -                 -             0.19
                                                  ----------------   -------------   ---------------  ---------------
                     Net Loss                             $ (0.25)        $ (0.88)          $ (0.92)         $ (1.43)
                                                  ================   =============   ===============  ===============
Weighted average number of shares outstanding
           Basic                                        2,274,449       2,227,449         2,249,116        2,200,021
                                                  ----------------   -------------   ---------------  ---------------
           Diluted                                      2,274,449       2,227,449         2,249,116        2,200,021
                                                  ----------------   -------------   ---------------  ---------------

                See notes to consolidated financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       -------- Nine Months Ended -----
                                                                         June 30,            June 29,
                                                                           2002                2001
                                                                       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $ (2,075,000)       $ (3,153,000)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
            Depreciation and amortization                                  499,000             516,000
            Compensation related to issuance of stock options                    -             104,000
            Gain on extraordinary item - extinguishment of debt                  -            (418,000)
            Change in net assets (liabilities) of discontinued operations (300,000)            378,000

   Changes in assets and liabilities
            Cash, cash equivalents, securities and escrow               37,313,000         (13,858,000)
            Deposits                                                     3,204,000          (2,279,000)
            Receivables                                                 29,076,000          22,490,000
            Securities held for resale                                      64,000            (625,000)
            Other assets                                                   (98,000)         (2,538,000)
            Payables                                                   (64,124,000)         (9,077,000)
            Securities sold, but not yet purchased                        (602,000)             16,000
                                                                       ------------        ------------
   Net cash provided by (used in) operating activities                   2,957,000          (8,444,000)
                                                                       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of fixed assets                                       (84,000)           (264,000)
                                                                       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Borrowings (payments) on line of credit                     (3,500,000)          4,750,000
            Payments on capital lease                                     (300,000)           (255,000)
            Proceeds from notes payable                                  1,548,000           3,000,000
            Payments on notes payable                                     (211,000)            (78,000)
            Decrease in cash overdraft                                  (1,556,000)                  -
            Net proceeds from issuance of preferred stock                1,472,000                   -
            Exercise of stock options and warrants                               -             275,000
                                                                       ------------        ------------
   Net cash (used in) provided by financing activities                  (2,547,000)          7,692,000
                                                                       ------------        ------------

INCREASE (DECREASE) IN CASH                                                326,000          (1,016,000)

CASH BALANCE
            Beginning of the period                                        150,000           2,694,000
                                                                       ------------        ------------

            End of the period                                            $ 476,000         $ 1,678,000
                                                                       ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
            Cash paid during the period for
            Interest                                                     $ 501,000         $ 2,671,000
                                                                       ============        ============
            Income taxes                                                 $  12,000         $   324,000
                                                                       ============        ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
                FINANCING ACTIVITIES
            Exchange of notes payable for preferred stock              $ 1,000,000         $        -
                                                                       ============        ============
            Exchange of notes payable for common stock                 $    49,000         $        -
                                                                       ============        ============
            Warrants issued as a discount on notes payable             $         -         $   138,000
                                                                       ============        ============

                See notes to consolidated financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended June 30, 2002 and June 29, 2001 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2001.

Cash and cash segregated in escrow have been reclassified in prior periods to conform to the current period's presentation. The Company now reports based on a calendar year ending in September, versus a fifty-two or fifty-three week year, ending on the last Friday in September.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishments," and SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No. 4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

NOTE 3 - LINE OF CREDIT

In January 2001, the Company's wholly-owned subsidiary, National Securities Corporation ("National") entered into a $5,000,000 secured line of credit with American National Bank and Trust Company of Chicago, that is guaranteed by the Company. During the first quarter of fiscal 2002, National entered into a Forbearance Agreement with American National Bank based on an event of default according to the original credit agreement. The Forbearance Agreement amended the line of credit to $4,000,000. Additionally, Steven A. Rothstein and Mark Goldwasser each signed a Guaranty unconditionally guaranteeing certain indebtedness of the Company to American National Bank. These guarantees effectively terminated in December 2001. The line of credit was fully repaid in December 2001.

NOTE 4 - INVESTMENT TRANSACTION

On December 28, 2001, the Company completed a series of transactions under which certain new investors (collectively, the "Investors") obtained a significant ownership in the Company through a $1,072,500 investment in the Company and by purchasing a majority of shares held by Steven A. Rothstein and family, the former Chairman, Chief Executive Officer and principal shareholder of the Company (the "Investment Transaction"). The Investors included Triage Partners LLC ("Triage"), an affiliate of Sands Brothers & Co., Ltd., a New York Stock Exchange ("NYSE") member firm, and One Clark LLC ("One Clark"), an affiliate of Mark Goldwasser, the current Chief Executive Officer and President of the Company. The Investors purchased an aggregate of $1,072,500 of Series A Preferred Stock from the Company, which is convertible into Common Stock at a price of $1.50 per share. The Company incurred $100,000 of legal costs related to these capital transactions. In connection with the Investment Transaction, Triage also purchased 285,000 shares of Common Stock from Mr. Rothstein and his affiliates at a price of $1.50 per share. In addition, Mr. Rothstein and his affiliates granted Triage a three-year voting proxy on the balance of their Common Stock (274,660 shares).

As part of the Investment Transaction, the Investors placed $500,000 into an escrow account to purchase additional shares of Series A Preferred Stock in the event such funds were needed by the Company. As a result of the losses incurred during the first nine months of fiscal 2002, $250,000 in February 2002 and $250,000 in April 2002 were drawn from the escrow account and invested into the Company on the same terms.

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

NOTE 5 - CLOSING OF WESTAMERICA INVESTMENT GROUP

In December 2001, the Company's former subsidiary, WestAmerica Investment Group ("WestAmerica"), voluntarily withdrew its membership with the NASD and ceased to conduct business as a broker-dealer. On December 31, 2001 WestAmerica filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica had been operating as a separate legal entity, and the Company believes it will not have any ongoing liability for any unpaid obligations of WestAmerica. Consequently, in the first quarter of fiscal 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities. The accompanying consolidated financial statements have been reclassified to reflect WestAmerica as discontinued operations for all periods presented.

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

In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. No specific amount of damages has been sought against the Company in the complaint. National's time to answer has not yet expired. The Company believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, which in the aggregate seek general and punitive damages approximating $9.0 million. These matters arise out of the normal course of business.


NOTE 7 - ISSUANCE OF WARRANTS

In November 2001, the Company granted 5,000 warrants to purchase its common stock exercisable at $5.00 per share to the individual retirement account of the Company's former chairman and chief executive officer pursuant to the terms of a $50,000 loan made to the Company in August 2001.

NOTE 8 - COMMON STOCK

On March 12, 2002, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 6,000,000 to 60,000,000 shares.

On March 31, 2002, an unrelated noteholder holding $49,000 of the Company's debt converted its debt into 38,000 shares of common stock of the Company.

NOTE 9 - CLEARING AGREEMENT

In connection with the Clearing Agreement with First Clearing Corporation, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. As part of the settlement, the minimum level of stockholders' equity required to be maintained by the Company under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings are available under the promissory note, as amended.

NOTE 10 - SUBSEQUENT EVENT

Subsequent to June 30, 2002, Steven A. Rothstein completed $210,000 of investments in the Company in the form of Series A Preferred Stock, identical in all respects to the stock issued in the Investment Transaction (See Note 4).

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

Critical Accounting Policies

The Securities and Exchange Commission (SEC) recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. The Company plans to adopt the disclosure requirements regarding critical accounting policies once the final rules are required to be adopted.

Quarter Ended June 30, 2002 Compared to Quarter Ended June 29, 2001

The results discussed below have been restated to reflect a discontinuation of operations for the Company's subsidiary, WestAmerica.

The Company's third quarter of fiscal 2002 resulted in a decrease in revenues and a corresponding decrease in expenses compared with the same period of fiscal 2001. The decrease in revenues is due to the continued slumping securities markets and lower interest income. As a result of management's efforts to reduce fixed costs, the Company reported a net loss of $574,000 for the third fiscal quarter of 2002 compared with a net loss from continuing operations of $1,804,000 for the third quarter of fiscal 2001.

Total revenues decreased $1,644,000, or 14%, to $9,829,000 from $11,473,000 during fiscal 2002 compared with fiscal 2001. This decrease is due to a decrease in interest income and a decrease in other revenues.

Commission revenues increased $457,000, or 10%, to $5,259,000 in the third quarter of fiscal 2002 as compared to $4,802,000 in the third quarter of fiscal

2001. Despite the slumping securities markets, the Company has been able to increase its commission revenues by continuing to add producing registered representatives to its independent contractor system.

Net dealer inventory gains decreased $336,000, or 9%, to $3,600,000 in the third quarter of fiscal 2002 from $3,936,000 in the third quarter of fiscal 2001. The decrease is due to lower trading volume and a reduction in market making activities.

Interest income decreased $1,119,000, or 80%, to $277,000 in the third quarter of fiscal 2002 from $1,396,000 in the third quarter of fiscal 2001. This decrease is partially offset by the corresponding decrease in interest expense, which decreased $757,000, or 96%, to $33,000 in the third quarter of fiscal 2002 from $790,000 in the third quarter of fiscal 2001. The decrease in both interest income and interest expense is attributable to a decrease in the amount of customer credits and customer debits at National, the conversion of its clearing business in December 2001 and a decrease in interest rates from 2002 to 2001.

Investment banking revenue decreased $182,000, or 95%, to $9,000 in the third quarter of fiscal 2002 from $191,000 in the third quarter of fiscal 2001. The decrease is due to the continued down-turn in the capital markets which has limited the Company's ability to conduct private placements and other investment banking advisory services. Other revenues decreased $414,000, or 49%, to $424,000 in the third quarter of fiscal 2002 from $838,000 in the third quarter of fiscal 2001. The decrease is due to a decline in various types of fee income, mainly from trading activities attributable to the New York City office.

As a result of management's cost saving efforts, total expenses decreased at a greater rate than total revenues. While total revenues decreased by 14%, total expenses decreased 21% to $10,443,000 in the third quarter of fiscal 2002 from $13,277,000 in the third quarter of fiscal 2001.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $450,000, or 7%, to $5,824,000 in the third quarter of fiscal 2002 from $6,274,000 in the third quarter of fiscal 2001. This is consistent with the decrease in combined revenues from commissions, net dealer inventory gains and investment banking during the same period. Salaries decreased $937,000, or 44%, to $1,205,000 from $2,142,000. This decrease is due to a reduction in senior management salaries and a reduction in staff made possible by clearing through First Clearing Corporation, as opposed to self-clearing. Overall, combined commissions and salaries as a percentage of total revenues decreased slightly to 71.5% from 73.4% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. This reduction is due to the reduction in salary expenses.

Clearing, communication, occupancy, and professional fees all decreased as a result of slower markets and management's efforts to reduce expenses. Clearing fees decreased $229,000, or 20%, to $897,000 from $1,126,000. Communication expenses decreased $92,000 to $760,000, or 11%, from $852,000. Occupancy costs decreased $251,000, or 22%, to $885,000 from $1,136,000. Professional fees decreased $38,000, or 12%, to $267,000 from $305,000 in the third quarter of fiscal 2002 compared to 2001. Other expenses increased $38,000 or 8%, to

$496,000 from $458,000 in the third quarter of fiscal 2002 compared to 2001.

Due to the continued slumping securities markets, the Company reported a net loss from continuing operations of $574,000 in the third quarter of fiscal 2002 compared to a net loss from continuing operations of $1,804,000 in the third quarter of fiscal 2001. Overall, the diluted loss from continuing operations was $.25 per share as compared with a loss of $.81 per share for the third quarter ended June 30, 2002 and June 29, 2001, respectively.

On December 31, 2001, WestAmerica, a subsidiary of the Company, filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica realized a loss of $159,000 in the third quarter of fiscal 2001, on revenues of $439,000.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 29, 2001
---------------------------------------------------------------------------

The results discussed below have been restated to reflect a discontinuation of operations for the Company's subsidiary, WestAmerica.

The Company's first nine months of fiscal 2002 resulted in a decrease in revenues and a corresponding decrease in expenses compared with the same period of fiscal 2001. The decrease in revenues is primarily due to the continued slumping securities markets, decreased net dealer inventory gains and lower interest income. As a result, the Company reported a net loss from continuing operations of $2,375,000 for the first nine months of 2002 compared with a net loss from continuing operations before extraordinary item of $3,245,000 for the first nine months of fiscal 2001. In March 2002, the Company incurred a one time clearing charge of $548,000 that significantly increased the net loss for the quarter. Overall, the net loss for the first nine months of fiscal 2002 from continuing operations, excluding the one time clearing charge, income taxes, and extraordinary item, decreased by $1,538,000 to $1,907,000 from $3,445,000 in the first nine months of fiscal 2001. This improvement is a result of management's efforts to reduce the fixed costs of the Company.

Total revenues decreased $7,474,000, or 18%, to $33,083,000 from $40,557,000 during fiscal 2002 compared with fiscal 2001. This decrease is due mainly to the weaker overall securities markets that resulted in a decrease in net dealer inventory gains, investment banking and interest income revenues.

Commission revenues increased slightly to $16,477,000 or 1%, in the first nine months of fiscal 2002 as compared to $16,333,000 in the same period of fiscal 2001. Despite the slumping securities markets, the Company has been able to keep commission revenues stable by continuing to add producing registered representatives to its independent contractor system.

Net dealer inventory gains decreased $2,791,000, or 18%, to $12,755,000 in the first nine months of fiscal 2002 from $15,546,000 in the first nine months of fiscal 2001. The decrease is due to lower trading volume and a reduction in market making activities.

Interest income decreased $3,333,000, or 71%, to $1,354,000 in the first nine months of fiscal 2002 from $4,687,000 in the first nine months of fiscal 2001. This decrease is partially offset by the corresponding decrease in interest expense, which decreased 82% or $2,242,000, to $477,000 in the first nine months of fiscal 2002 from $2,719,000 in the first nine months of fiscal 2001. The decrease in both interest income and interest expense is attributable to a decrease in the amount of customer credits and customer debits at National, the conversion of its clearing business in December 2001 and a decrease in interest rates from 2002 to 2001.

Investment banking revenue decreased $732,000, or 79%, to $192,000 in the first nine months of fiscal 2002 from $924,000 in the first nine months of fiscal 2001. The decrease is due to the continued down-turn in the capital markets which has limited the Company's ability to conduct private placements and other investment banking advisory services. Other revenues decreased $981,000, or 44%, to $1,270,000 in the first nine months of fiscal 2002 from $2,251,000 in the first nine months of fiscal 2001. The decrease is due to a decline in various types of fee income, mainly from trading activities attributable to the New York City office.

In comparison with the 18% decrease in total revenues, total expenses decreased 19% to $35,538,000 during the first nine months of fiscal 2002 compared to $44,002,000 in the first nine months of fiscal 2001.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $2,264,000, or 10%, to $20,050,000 in the first nine months of fiscal 2002 from $22,314,000 in the same period of fiscal 2001. Salaries decreased $2,743,000, or 41%, to $3,964,000 from $6,707,000. This decrease is due to a reduction in senior management salaries and a reduction in staff made possible by clearing through First Clearing Corporation, as opposed to self-clearing. Overall, combined commissions and salaries as a percentage of total revenues increased slightly to 72.6% from 71.6% in the first nine months of fiscal 2002 compared to the same period in 2001.

Clearing fees increased $227,000, or 7%, to $3,510,000 in the first nine months of fiscal 2002 from $3,283,000 in the first nine months of fiscal 2001. The increase is due to the one time clearing charge of $548,000 that was incurred in March 2002. This charge resulted from a dispute among the Company, one of its former clearing firms, and its current clearing firm regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally.

As a result of cost cutting efforts, communication, occupancy, and professional fees all decreased during the first nine months of fiscal 2002 compared to the same period in 2001. Communication expenses decreased slightly to $2,230,000 from $2,275,000 in the first nine months of fiscal 2002 compared to fiscal 2001. Occupancy costs decreased $581,000, or 17%, to $2,804,000 from $3,385,000.
Professional fees decreased $498,000, or 42%, to $687,000 from $1,185,000 in the first nine months of fiscal 2002 compared to 2001. Other expenses increased $7,000 to $1,512,000 from $1,505,000 in the first nine months of fiscal 2002 compared to 2001.

The Company reported a net loss from continuing operations of $2,375,000 in the first nine months of fiscal 2002 compared to a net loss from continuing operations before extraordinary item of $3,245,000 in the first nine months of fiscal 2001. Overall, the diluted loss from continuing operations before extraordinary item was $1.06 per share as compared with $1.47 per share for the nine months ended June 30, 2002 and June 29, 2001, respectively.

On December 31, 2001, WestAmerica, a subsidiary of the Company, filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica realized a loss of $326,000 in the first nine months of fiscal 2001, on revenues of $1,679,000. In the first quarter of fiscal 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities.


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

As a result of the losses throughout fiscal year 2001, notably those of the fourth quarter, attributable in part to the unprecedented events in September 2001, the Company concluded that existing capital would not be sufficient to satisfy existing operations. The Company explored various transactions to finance the Company's operations. On December 28, 2001, the Company completed a series of transactions (the "Investment Transaction") that are more fully described in Footnote 4. The Company has continued to incur operating losses throughout fiscal year 2002. If the losses were to continue, the Company believes that its existing capital would not be sufficient to satisfy current operations. Accordingly, the Company is actively pursuing additional sources of capital from various potential investors. Subsequent to June 30 2002, the Company completed $210,000 of investments in the form of Series A Preferred Stock and is continuing to seek additional investments.

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

In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. As part of the settlement, the minimum level of stockholders' equity required to be maintained by the Company under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings are available under the promissory note, as amended. Additionally, National received its $1,000,000 clearing deposit from US Clearing.

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. At June 30, 2002, National's net capital exceeded the requirement by approximately $874,000.

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

Canterbury Securities Corporation ("Canterbury"), a wholly owned subsidiary of the Company, is registered as a broker-dealer with the SEC and is licensed in Illinois. Canterbury is a member of the NASD, the MSRB and the SIPC. Canterbury formerly engaged in private placement transactions. Canterbury had no retail customer accounts and, therefore, operated pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(i). Since its acquisition in June 2000, Canterbury had no activity. In May 2002, the Company sold Canterbury for its book value of approximately $11,000 to Mr. Rothstein.

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

As of the period ended June 30, 2002, total assets were approximately $8 million compared to total assets of $77.6 million as of the fiscal year ended September 28, 2001. This material decrease in the Company's assets is due to the change in the Company's clearing arrangements. Customer assets that were included in the fiscal year end 2001 balance sheet are no longer accounted for on the Company's books. These assets are now held at First Clearing as part of the new clearing arrangement.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishments," and SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No. 4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.
                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. No specific amount of damages has been sought against the Company in the complaint. National's time to answer has not yet expired. The Company believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time.

For a detailed discussion of the Company's other legal proceedings, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2001 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     99.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2         Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES






August 14, 2002                 By: /s/ Mark Goldwasser
                                    --------------------------------------------
Date                                    Mark Goldwasser
                                     President and Chief Executive Officer





August 14, 2002                 By: /s/ Robert H. Daskal
                                    --------------------------------------------
Date                                     Robert H. Daskal
                                         Acting Chief Financial Officer