Form 10-K
period 2002-09-30
OLYMPIC CASCADE FINANCIAL CORP
filed 2002-12-26
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                        Commission File No.  001-12629
   September 30, 2002

                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact Name of Registrant as specified in its charter)
           DELAWARE                                                 36-4128138
------------------------------------                             --------------
 (State or other jurisdiction of                              (I.R.S.  Employer
  incorporation or organization)                             Identification No.)

875 North Michigan Avenue, Suite 1560, Chicago, IL                 60611
--------------------------------------------------             --------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (312) 751-8833
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                    Yes   No X

As of December 19, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as reported by The American Stock Exchange was approximately $1,145,397 (calculated by excluding shares owned beneficially by directors and officers). As of December 19, 2002 there were 3,159,865 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the Securities and Exchange Commission ("SEC") in connection with the Company's Annual Meeting of Shareholders to be held on March 13, 2003 (the "Company's 2003 Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

Item 1 - BUSINESS

Statements made in this report that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see Part I, Item 1, "Risk Factors" of this report, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

(a) General

Olympic Cascade Financial Corporation, a Delaware corporation organized in 1996 ("Olympic" or the "Company"), is a financial services organization operating through its wholly-owned subsidiary, National Securities Corporation, a Washington corporation organized in 1947 ("National"). National conducts a national securities brokerage business through its main offices in Seattle, Washington and New York City, as well as 56 other branch offices located throughout the country. National's business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services.

National provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. National's brokers operate as independent contractors. A registered representative who becomes an affiliate of National establishes his own office and is responsible for the payment of all expenses associated with the operation of such office, including rent, utilities, furniture, equipment, stock quotation machines and general office supplies. In return, the registered representative is entitled to retain a higher percentage of the commissions generated by his sales than a registered representative at a traditional employee-based brokerage firm. This arrangement allows National to operate with a reduced amount of fixed costs and lowers the risk of operational losses for non-production.

(b) Significant Developments

In fiscal year 2002, the Company completed a series of transactions under which certain new investors (collectively, the "Investors") obtained a significant ownership in the Company through a $1,572,500 investment in the Company and by purchasing a majority of shares held by Steven A. Rothstein and family, the former Chairman, Chief Executive Officer and principal shareholder of the Company (the "Investment Transaction"). The Investors included Triage Partners LLC ("Triage"), an affiliate of Sands Brothers & Co., Ltd., a New York Stock Exchange ("NYSE") member firm, and One Clark LLC ("One Clark"), an affiliate of Mark Goldwasser, the current Chief Executive Officer and President of the Company. The Investors purchased an aggregate of $1,572,500 of Series A Preferred Stock from the Company, which is convertible into Common Stock at a price of $1.50 per share. The Company incurred $100,000 of legal costs related to these capital transactions. In connection with the Investment Transaction, Triage also purchased 285,000 shares of Common Stock from Mr. Rothstein and his affiliates at a price of $1.50 per share. In addition, Mr. Rothstein and his affiliates granted Triage a three-year voting proxy on the balance of their Common Stock (274,660 shares).

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

In the fourth quarter of fiscal year 2002, the Company raised an aggregate of $210,000 pursuant to the sale of Series A Preferred Stock (on the same terms and conditions as the equity sold to the Investors) to Mr. Rothstein.

In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act (the "Private Offering"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's Common Stock and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Gross proceeds of $575,520 closed in the first quarter of fiscal year 2003, and the Company correspondingly issued 885,416 shares of Common Stock and 885,416 Warrants. The maximum amount to be raised in the Private Offering is $2.0 million (3,076,924 shares of Common Stock and 3,076,924 Warrants). The Company has agreed to file a Registration Statement under the Securities Act for the resale of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants, on or before March 3, 2003, and use its commercially reasonable efforts to cause such registration statement to become effective as promptly as possible and to maintain the effectiveness of such registration. National is acting as the placement agent on a best efforts basis for the Private Offering.

In August 2001, the Company entered into an agreement with First Clearing Corporation ("First Clearing"), a wholly owned subsidiary of Wachovia Corporation, under which First Clearing provides clearing and related services for National (the "Clearing Agreement"). The Clearing Agreement expands the products and services capabilities for National's retail and institutional business, and enables National to consolidate its existing clearing operations and to reduce the fixed overhead associated with its self-clearing activities.

The conversion to First Clearing began in December 2001 and was completed in March 2002. In connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that the Company also contributed to National. The amount of the note that is repayable on each anniversary date is the principal and interest then outstanding divided by the remaining life of the note. Borrowings under the promissory note are forgivable based on achieving certain business performance and trading volumes of the Company over the life of the loan, that the Company has satisfied through fiscal year 2002.

In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the debit balance write-offs equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. As part of the settlement, the minimum level of stockholders' equity required to be maintained by the Company under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings became available under the promissory note, as amended. Additionally, National received its clearing deposit, net of miscellaneous expenses, of $975,000 from US Clearing. National terminated its clearing agreement with US Clearing.

In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan is due to be repaid in January 2004. Additionally, First Clearing has waived the stockholders' equity covenant as of September 30, 2002 and December 31, 2002. The minimum level of stockholders' equity required to be maintained will be $500,000 as of March 31, 2003 and $1,000,000 as of June 30, 2003.

(c) Financial Information about Industry Segments

For a more detailed analysis of our results by segment see Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operation."

(d) Brokerage Services

Brokerage services to retail clients are provided through the Company's sales force of investment executives at National and, until December 2001, at WestAmerica Investment Group ("WestAmerica").

National Securities Corporation
National is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and licensed in 50 states, the District of Columbia and Puerto Rico. National is also a member of the National Association of Securities Dealers, Inc. ("NASD"), the Municipal Securities Rulemaking Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC").

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

It is not National's normal policy to recommend particular securities to customers. Recommendations to customers are determined by individual investment executives based upon their own research and analysis, and subject to applicable NASD customer suitability standards. Most investment executives perform fundamental (as opposed to technical) analysis. Solicitations may be by telephone, seminars or newsletters. Investment executives may request trading to acquire an inventory position to facilitate sales to customers (subject to the investment executive's own risk). Supervisory personnel review trading activity from inventory positions to ensure compliance with applicable standards of conduct.

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

Since National requires most of its investment executives to absorb their own overhead and expenses, it is able to pay an average of approximately 65% of net commissions and mark-ups generated by investment executives. This arrangement also reduces fixed costs and lowers the risk of operational losses for non-production. National's operations include execution of orders, processing of transactions, internal financial controls and compliance with regulatory and legal requirements.

As a result of the slowdown in the financial markets and the Company's change from self-clearing to clearing with First Clearing, the Company has scaled back its employee staff. As of September 30, 2002, the Company had approximately 113 employees and 269 independent contractors. Of these totals, approximately 335 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company's obligations for federal and state withholding, unemployment and social security taxes. The Company's independent contractor arrangements conform with accepted industry practice, and therefore, the Company does not believe there is a material risk of an adverse determination from the tax authorities which would have a significant effect on the Company's ability to recruit and retain investment executives, or on the Company's current operations and financial results of operations. No employees are covered by collective bargaining agreements, and the Company believes its relations are good with both its employees and independent contractors.

The Company's business plan includes the growth of its retail and institutional brokerage business. In response to the slowdown in the financial markets, the Company has scaled back certain business activities, including: proprietary trading, market-making trading, and online investing services. Management believes that consolidation within the industry is inevitable. Concerns attributable to the weakened market and increased competition help explain the increasing number of acquisition opportunities continuously introduced to the Company. The Company is focused on maximizing the profitability of its existing operations, while it continues to seek additional selective strategic acquisitions.

In the fiscal year 2001, National cleared approximately 60% of its own securities transactions and posted its books and records daily, with the remaining 40% of the transactions clearing through Bear Stearns Securities Corporation, US Clearing Corporation and Pershing. In August 2001, the Company entered into an agreement with First Clearing, a wholly owned subsidiary of Wachovia Corporation, under which First Clearing provides clearing and related services for National. In December 2001, the Company commenced clearing with First Clearing. The Clearing Agreement significantly expands the products and services capabilities for National's retail and institutional business, enables National to consolidate its existing clearing operations and reduces fixed overhead associated with its self-clearing activities.

Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions. Compliance and operations personnel monitor compliance with applicable laws, rules and regulations.

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

WestAmerica Investment Group
In December 2001, the Company's former subsidiary, WestAmerica, voluntarily withdrew its membership with the NASD and ceased conducting business as a broker-dealer, and filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. Until December 2001, WestAmerica was registered as a broker-dealer with the SEC and licensed in 44 states, Puerto Rico and the District of Columbia. WestAmerica was also a member of the NASD, the MSRB and the SIPC. WestAmerica offered traditional securities brokerage and financial planning business and fee-based investment management business to its retail clients. WestAmerica had been operating as a separate legal entity, and the Company believes it will not have any ongoing liability for any unpaid obligations of WestAmerica.

Canterbury Securities Corporation
The Company's former subsidiary, Canterbury Securities Corporation ("Canterbury") was a registered as a broker-dealer with the SEC and was licensed in Illinois. Canterbury was acquired in June 2000 for cash of $30,000 and the issuance of five-year warrants to acquire 5,000 unregistered shares of common stock of the Company at a price of $6.375 per share. Canterbury was a member of the NASD, the MSRB and the SIPC. Canterbury formerly engaged in private placement transactions. Canterbury had no retail customer accounts and operated pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(i). Since its acquisition, Canterbury had no activity. In May 2002, pursuant to an agreement made simultaneous with the Investment Transaction, the Company sold Canterbury for its book value to Mr. Rothstein.

(e) Investment Banking

National provides corporate finance and investment banking services, including underwriting the sale of securities to the public and arranging for the private placement of securities with investors. National's corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. National has also underwritten both equity securities and convertible corporate bonds as initial or secondary public offerings.

(f) Principal and Agency Transactions

The Company buys and maintains inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to customers through National. The Company may also maintain inventories in corporate, government and municipal debt securities for sale to customers.

In October 2000, the Company opened a significant branch office of National in New York City. This office specializes in broker-to-broker fixed income transactions and equity market making activities. At National, a staff of 10 traders and 2 assistants in its New York, Seattle and Spokane offices, manage an inventory of securities and conduct market-making activities. In February 2001, National expanded its New York market-making trade activities. By July 2001, National made markets in approximately 2,000 securities, comprised mainly of equities traded on the NASDAQ and OTC Bulletin Board. As a result of the losses attributable to a slow-down in the broader market, National subsequently reduced its market-making trading activities during fiscal year 2002. As of September 2002, National makes markets in approximately 300 securities. This includes companies for which National managed or co-managed a public offering.

The Company's trading departments require a commitment of capital. Most principal transactions place the Company's capital at risk. Profits and losses are dependent upon the skill of the traders, price movements, trading activity and the size of inventories. Since the Company's trading activities occasionally may involve speculative and thinly capitalized stocks, including stabilizing the market for securities which it has underwritten, the Company imposes position limits to reduce its potential for loss.

In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. The Company believes its mark-ups, mark-downs and commissions are competitive based on the services it provides to its customers.

In executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, the Company generally acts as agent and charges commissions that the Company believes are competitive, based on the services the Company provides to its customers. The Company may receive rebates for the order flow of the securities for which it does not make a market.

(g) Online trading

In May 2001, the Company closed the operations of NSCdirect (a division of National), that provided online investing services for its customers. NSCdirect began trading in April 2000 and was serviced out of Seattle, Washington. The heavily competitive online trading marketplace coupled with the expenses of running such division proved to be an unprofitable business for the Company. By discontinuing its operation the Company was better able to direct its resources to other ventures.

(h) Supervision

The Securities Exchange Act of 1934, as amended, and the NASD Conduct Rules require the Company's subsidiaries to supervise the activities of its investment executives. As part of providing such supervision, National maintains an Operations and Procedures Manual. Compliance personnel conduct inspections of branch offices no less frequently than annually to review compliance with the Company's procedures. A registered principal provides continuous supervision at each of the Company's larger offices. The other offices (averaging two investment executives per office) are not required by NASD rules to have a registered principal on site and are therefore supervised by registered principals of the subsidiary. Compliance reviews each customer trade to ensure compliance with the NASD Conduct Rules including mark-up guidelines.

In May 2001, without admitting or denying the alleged violations, National accepted and consented to the entry of the following findings by NASD
Regulation: At various times in 1999 and 2000, the firm violated NASD Conduct Rules 2860(b)(5); Rule 3360; Rule 3370; Rule 2110 and 3010; and SEC Rule 11Ac1-4. The firm was censured and fined $35,000 in a settlement dated May 21, 2001.

In May 2002, without admitting or denying the alleged violations, National accepted and consented to the entry of the following findings by NASD
Regulation: At various times in 2001, the firm violated SEC Rule 17-A-4, SEC Rule 17-A-3, NASD Rule 3010, NASD Rule 3110, and NASD rule 6620(A). The firm was censured and fined $7,500 in a settlement dated May 2, 2002.

In July 2002, without admitting or denying the alleged violations, National accepted and consented to the entry of the following findings by NASD
Regulation: At various times in 2000 and 2001, the firm violated NASD Conduct Rule 11870. The firm was censured and fined $1,000 in a settlement dated July 2002.

In September 2002, without admitting or denying the alleged violations, National accepted and consented to the entry of the following findings by NASD
Regulation: At various times in 2001, the firm violated NASD Conduct Rules 2110, Rule 6240(a)(3), and Rule S6240(b)(3). The firm was censured and fined $7,500 in a settlement dated September 27, 2002.

(i) Venture Capital

In March 2001, the Company had its initial closing of Robotic Ventures Fund I, L.P., a venture capital fund dedicated to investing in companies engaged in the business of robotics and artificial intelligence. The fund raised a total of $5.2 million, $265,000 of which was capital directly invested by the Company into the fund. The Company serves as the managing member of Robotic Ventures Group LLC, the general partner of the fund. As the managing member of the fund's general partner, the Company is entitled to the 2% management fee paid by the fund. Additionally, the Company owns 24.5% of the fund's general partner, which is entitled to 20% of the profits generated by the fund after the investors receive the return of their invested capital. In February 2002, due to a dramatic slowdown in the technology venture markets, the fund returned a majority of the uninvested capital to the investors, representing approximately 50% of the funds raised, and no further management fees are to be paid.

RISK FACTORS

The financial statements contained in this report and the related discussion describe and analyze the Company's financial performance and condition for the periods indicated. For the most part, this information is historical. The Company's prior results, however, are not necessarily indicative of the Company's future performance or financial condition. The Company therefore has included the following discussion of certain factors that could affect the Company's future performance or financial condition. These factors could cause the Company's future performance or financial condition to differ materially from its prior performance or financial condition or from management's expectations or estimates of the Company's future performance or financial condition. These factors, among others, should be considered in assessing the Company's future prospects and prior to making an investment decision with respect to the Company's stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations.

Operating results have resulted in reporting losses; Additional financing may be required.

The Company has reported losses of approximately $3.4 million in fiscal year 2002 and losses of approximately $7.9 million in fiscal year 2001. There is no assurance that the Company will be profitable in the near term. The Company's losses are primarily attributable to the recent market slow-down and volatility. The Company anticipates that with increased revenues it will return to profitability; however, there can be no assurance that revenues will increase and profitability will return.

In order for the Company to have the opportunity for future success and profitability, it must successfully obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.). The Company has actively pursued a variety of funding sources, and has entered into the Investment Transaction and Private Offering in order to address the capital requirements of the Company. If the Company continues to experience operating losses, additional financing will be necessary, and there can be no assurance that it will be successful in such pursuits. The issuance of new securities to raise capital, including, without limitation, the sale of the maximum amount pursuant to the Private Offering, will cause the dilution of shares held by current shareholders.

Changing economic, political and market conditions may result in decreased revenues and may increase the Company's cost of doing business.

The securities industry is subject to a variety of uncertainties, including: declines in price level and volume of transactions; losses resulting from the trading or underwriting of securities; volatility of domestic and international financial, bond and stock markets, as demonstrated by recent disruptions in the financial markets; extensive government regulation; litigation; intense competition; and the failure of third parties to meet commitments. Other items affecting the securities industry include increased consolidation, increased use of technology, increased use of discount and online electronic brokerage services, and increased regulation. These items in particular could result in the Company facing increased competition from larger broker-dealers, a need for increased investment in technology, or potential loss of customers or reduction in commission income. There can be no assurance that these trends or future changes will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Market fluctuations may reduce the Company's revenues and profitability.

The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, the Company's profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments. National acts as a market maker in publicly traded common stocks. In market making transactions, the Company undertakes the risk of price changes or being unable to resell the common stock it holds or being unable to purchase the common stock it has sold. These risks are heightened by the illiquidity of many of the common stocks the Company trades and/or makes a market. Any losses from the Company trading activities, including as a result of unauthorized trading by the Company's employees, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of common stocks held for trading purposes. During periods of declining volume and revenue, the Company's profitability would be adversely affected. Declines in market values of common stocks and the failure of issuers and third parties to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading and market-making activities.

Competition with larger financial firms may have a negative effect on the Company's business.

The Company competes directly with national and regional full-service broker-dealers and a broad range of other financial service firms, including banks and insurance companies. Competition has increased as smaller securities firms have either ceased doing business or have been acquired by or merged into other firms. Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing and other resources than the Company has. Many of these firms offer their customers more products and research than currently offered by the Company. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. The Company also faces competition from companies offering discount and/or electronic brokerage services, including brokerage services provided over the Internet, which the Company is currently not offering and does not intend to offer in the foreseeable future. These competitors may have lower costs or provide more services, and may offer their customers more favorable commissions, fees or other terms than those offered by the Company. To the extent that issuers and purchasers of securities transact business without the assistance of the Company, the Company's operating results could be adversely affected.

The failure to meet the listing criteria of the American Stock Exchange may result in the delisting of the Company's Common Stock.

The Company's Common Stock is listed on the AMEX. The AMEX has certain guidelines under which it considers removing securities from listing on the AMEX. The Company cannot provide any assurance that its Common Stock will remain listed on AMEX or that it will not be delisted at some later time. In the event of a delisting of the Common Stock from the AMEX, you may find it more difficult to trade in the Common Stock or to obtain accurate, current information concerning market prices for the Common Stock.

The Company is currently subject to extensive securities regulation and the failure to comply with these regulations could subject the Company to penalties or sanctions.

The securities industry and the Company's business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The Company is also regulated by industry self-regulatory organizations, including the NASD and the MSRB. The company is a registered broker-dealer with the SEC and member firms of the NASD.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including: sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. The regulatory environment is also subject to change.

Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. These regulations often serve to limit the Company's activities, including through net capital, customer protection and market conduct requirements. If the Company is found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against the Company that may result in a censure, fine, civil penalties, issuance of cease-and-desist orders, the deregistration or suspension of the Company's broker-dealer activities, the suspension or disqualification of the Company's officers or employees, or other adverse consequences. The imposition of any of these or other penalties could have a material adverse effect on the Company's operating results and financial condition.

The Company relies on clearing brokers and termination of the agreements with these clearing brokers could disrupt the Company's business.

The Company recently changed from a self-clearing system to using clearing brokers to process its securities transactions and maintain customer accounts on a fee basis for the Company. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. The Company's broker-dealers depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, the Company is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are terminated for any reason, the Company would be forced to find alternative clearing firms. The Company cannot assure you that it would be able to find an alternative clearing firm on acceptable terms to them or at all.

The Company permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the client's account. During periods of volatile markets, the value of the collateral held by the clearing brokers could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing brokers sell or buy securities at prevailing market prices, and may incur losses to satisfy client obligations. The Company's has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company's clients.

Credit risk exposes the Company to losses caused by financial or other problems experienced by third parties.

The Company is exposed to the risk that third parties that owe it money, securities or other assets will not perform their obligations. These parties include: trading counterparts, customers, clearing agents, exchanges, clearing houses, and other financial intermediaries as well as issuers whose securities the Company holds. These parties may default on their obligations owed to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from holding securities of third parties, executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries, and extending credit to clients through bridge or margin loans or other arrangements. Significant failures by third parties to perform their obligations owed to the Company could adversely affect the Company's revenues and perhaps the Company's ability to borrow in the credit markets.

Adverse results of current litigation and potential securities law liability would result in financial losses and divert management's attention to business.

Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. The Company is subject to potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. National may be liable for the unauthorized acts of its retail brokers if it fails to adequately supervise their conduct. As an underwriter, the Company may be subject to substantial potential liability under federal and state law and court decisions, including liability for material misstatements and omissions in securities offerings. The Company may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future. National carries "Errors and Omissions" insurance to protect against arbitrations; however, the policy is limited in items and amounts covered and there can be no assurance that it will cover a complaint. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

The Company depends on key personnel.

The Company depends on the continued services of its management team, as well as its ability to hire additional members of management, and to retain and motivate the Company's other officers and key employees. The Company's future success also depends on its continuing ability to attract and retain highly qualified personnel.

The price of the Company's Common Stock is volatile.

The price of the Company's Common Stock has fluctuated substantially. (See "Part II, Item 5). The market price of the Company's Common Stock may be highly volatile as a result of factors specific to the Company and the securities markets in general. Factors affecting volatility may include variations in the Company's annual or quarterly financial results or those of its competitors; conditions in the economy in general; and changes in applicable laws or regulations, or their judicial or administrative interpretations affecting the Company or its subsidiary or the securities industry. In addition, volatility of the market price of the Company's Common Stock is further affected by its thinly traded nature.

Item 2 - PROPERTIES

The Company owns no real property. Its corporate headquarters are shared with National in leased space in Chicago, Illinois and New York, New York. The Company leases office space in Boca Raton, Florida, and through its subsidiary the Company leases office space in Chicago, New York, Milwaukee, Wisconsin, Seattle and Spokane, Washington and Los Angeles, California. The branch offices that are operated by independent contractors are leased by those contractors.

Leases expire at various times through September 2012. The Company believes the rent at each of its locations is at current market rates. At current production levels, the Company believes that certain of its leased space in Chicago and New York is excessive, and has sublet a portion of this excess space to third parties.

Item 3 - LEGAL PROCEEDINGS

1. Complete Management, Inc. - National was named, together with others, as a defendant in several class action lawsuits filed against Complete Management, Inc. in the United States District Court for the Southern District of New York, Case No. 99 Civ. 1454
         (NRB). These actions were initially commenced on February 25, 1999 and are the subject of a consolidated amended complaint dated March 15, 2000. As to National, the consolidated complaint alleges violations of Section 11 of the Securities Act of 1933, 15 U.S.C.ss. 77k, in connection with National's role as underwriter in a June 1996 securities offering for Complete Management, and in connection with National's role as a co-underwriter in a December 1996 securities offering for Complete Management. Plaintiffs allege that the registration statements and prospectuses filed in connection with the securities offerings in June and December 1996 contained false and misleading statements or omitted facts necessary to make statements not misleading.

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

         After an initial round of document disclosure, on or about November 28, 2001, plaintiffs filed a motion to certify the class. Plaintiffs thereafter withdrew their motion and the case was referred to mediation. The mediation process is moving toward a global settlement of the matter. Should the matter not be settled, the Company will pursue its defenses.

2. Fastpoint - In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego, Case No GIC 791372. In August 2002, the plaintiffs filed an amended complaint. The Amended Complaint alleges violations of state statutory and common law as well as of Section 12 of the Securities Act of 1933, 15 U.S.C.ss. 77l. The complaint asserts claims in connection with National's role as placement agent in a series of private placements of securities in Fastpoint. Plaintiffs allege that the private placement memoranda contained false and misleading statements or omitted facts necessary to make statements not misleading. No specific amount of damages has been sought against the Company in the complaint.

         In November 2002, National filed a demurrer seeking a dismissal of the Fastpoint action. No decision has been rendered. The Company believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time.

3.       Gould - In April 2002, a former executive officer of the Company, Craig
         M. Gould, commenced an action against the Company, in the matter Gould vs. Olympic Cascade Financial Corporation, et al., NASD No. 02-03542. Mr. Gould is claiming a breach of his employment contract, and is seeking approximately $575,000 in damages. The Company believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, which in the aggregate seek general and punitive damages approximating $4.2 million. These matters arise out of the normal course of business.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 30, 2002.

Item 4(A)- EXECUTIVE OFFICERS OF REGISTRANT

The following sets forth the names, ages and positions of all executive officers of the Company as of December 19, 2002:

Steven B. Sands                  43      Co-Chairman

Martin S. Sands                  41      Co-Chairman

Mark A. Goldwasser               44      President and Chief Executive Officer
                                         Chairman and Chief Executive Officer of
                                                 National

Robert H. Daskal                 61      Acting Chief Financial Officer and
                                                 Acting Secretary

Michael A. Bresner               58      President of National


                                     PART II

Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

The Company's common stock trades on The American Stock Exchange and the Chicago Stock Exchange. The Company's common stock trades using the symbol OLY. As of September 30, 2002, the Company had approximately 1,000 shareholders, including those shareholders holding stock in street name and trust accounts.

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

High and low closing bid quotations from September 30, 2000 to September 30, 2002 have been obtained from The American Stock Exchange. The range of market prices for each quarter of fiscal years ended September 28, 2001 and September 30, 2002 are as follows:

Period                                                                  High               Low

September 30, 2000/December 31, 2000                                   $5.875            $2.6875
January 1, 2001/March 31, 2001                                         $4.875            $3.0625
April 1, 2001/June 30, 2001                                             $3.38             $2.50
July 1, 2001/September 28, 2001                                         $5.20             $2.00

September 29, 2001/December 31, 2001                                    $2.73             $1.10
January 1, 2002/March 31, 2002                                          $1.65             $0.55
April 1, 2002/June 30, 2002                                             $0.95             $0.59
July 1, 2002/September 30, 2002                                         $0.90             $0.57


The closing bid price of the Company's common stock on December 19, 2002, as reported on The American Stock Exchange, was $0.45 per share.

Item 6 - SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 2002, 2001, 2000, 1999 and 1998. This information has been derived from, and should be read in conjunction with, the audited financial statements, which appear elsewhere in this report. The financial data for the fiscal years ended 2002, 2001, 2000, 1999 and 1998 have been restated to reflect the discontinued operations of the Company's subsidiary, WestAmerica. All information is expressed in thousands of dollars except per share information.


                                               Fiscal Year
                                             ---------------------------------------------------------------------------------
                                                      2002             2001            2000            1999            1998
                                             ---------------------------------------------------------------------------------
Net revenues                                        $ 42,002         $ 50,224        $ 56,213        $ 39,477        $ 44,782
Net income (loss) from continuing
 operations before extraordinary items                (3,745)          (7,338)          1,356               8          (4,686)
Net income (loss) per common share                     (1.66)           (3.33)           0.64            0.01           (3.13)
Total assets                                           7,948           77,599          92,696          86,113          72,566
Long-term obligations                                  3,969            3,000             608           2,150           2,770
Stockholders' equity                                     (91)             622           8,039           4,039           2,948
Cash dividends                                             -                -               -               -               -












                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

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

Critical Accounting Estimates

The Securities and Exchange Commission (SEC) recently issued proposed guidance for disclosure of critical accounting estimates. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. In fiscal year 2002, the Company estimated the collectability of receivables due from its registered representatives. These receivables are derived from debts owed to the Company and from money advanced to the registered representatives that may be forgiven over time based on the representatives affiliation with, and production at, National. The Company also estimated the amount of reserves necessary to cover existing contingencies.

Results of Operations

Reclassification of Revenues - Certain revenues classified as net dealer inventory gains and other revenues in prior years have been reclassified as commission revenues to conform with the presentation used in the September 30, 2002 financial statements.

The results discussed below have been restated to reflect a discontinuation of operations for the Company's subsidiary, WestAmerica.

Fiscal Year 2002 Compared with Fiscal Year 2001

The Company's fiscal year 2002 resulted in a decrease in revenues and a corresponding greater decrease in expenses compared with fiscal year 2001. The decrease in revenues is primarily due to the continued slumping securities markets, decreased net dealer inventory gains and lower interest income. As a result, for fiscal year 2002 the Company reported a net loss from continuing operations before income taxes and extraordinary item of $3,825,000 compared with a net loss from continuing operations before income taxes and extraordinary item of $7,420,000 for fiscal year 2001. The decrease in net loss is a result of management's efforts to reduce the fixed costs associated with its salaried employees, communication expenses, occupancy costs and other expenses.

Total revenues from continuing operations decreased $8,222,000, or 16%, in fiscal year 2002 to $42,002,000 from $50,224,000 in fiscal year 2001. This decrease is due mainly to the weaker overall securities market compared with the securities market during fiscal year 2001. Commission revenue decreased $484,000, or 2%, to $28,168,000 from $28,652,000 during fiscal year 2002 compared with fiscal year 2001. The decrease is due to the weaker securities markets and decreased trading volume. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark downs, decreased $1,819,000, or 15%, to $10,242,000 from $12,061,000 during fiscal year 2002 compared with fiscal year 2001. The decrease is due to the continual slumping securities markets and decreased trading volume, as well as a reduction in the Company's market making activities.

Interest and dividend income decreased $4,110,000 or 71%, to $1,640,000 from $5,750,000 in fiscal year 2002 compared with fiscal year 2001. This decrease is partially offset by the corresponding decrease in interest expense, which decreased $2,850,000, or 85%, to $511,000 from $3,361,000 in fiscal year 2002 compared to fiscal year 2001. The decrease in both interest income and interest expense is attributable to a decrease in the amount of customer credits and customer debits at National due to the conversion of its clearing business in December 2001, and a decrease in interest rates from 2002 to 2001.

Investment banking revenue decreased $767,000, or 75%, to $253,000 from $1,020,000 in fiscal year 2002 compared with fiscal year 2001. The Company did not manage a public underwriting in fiscal years 2002 or 2001. The decrease in revenues is attributed to a general slow-down in the broader capital markets. During fiscal years 2002 and 2001, investment banking revenue was generated primarily from the completion of private placement transactions and advisory fees. Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, decreased $1,293,000, or 78%, to $356,000 from $1,649,000 during fiscal year 2002 compared to fiscal year 2001. The decrease is due to a decline in asset management fees, a decrease in service fees on IRA accounts that are now collected by FCC rather than the Company, and fewer order flow rebates from other broker-dealers.

In comparison with the 16% decrease in total revenues, total expenses decreased $11,817,000 or 21%, to $45,827,000 for fiscal year 2002 compared to $57,644,000 in fiscal year 2002. The decrease in total expenses is a result of management's efforts to streamline its operations and reduce costs. During fiscal year 2002, the Company has consolidated certain of its operations to its New York offices, eliminated redundancies in various departments, renegotiated long-term leases and curtailed miscellaneous costs.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $2,095,000, or 7%, to $26,353,000 in fiscal year 2002 from $28,448,000 in fiscal year 2001. Employee compensation expense decreased $3,635,000, or 42%, to $5,091,000 in fiscal year 2002 from $8,726,000 in fiscal year 2001. This significant decrease is due to a reduction in senior management salaries and a reduction in staff made possible by clearing through First Clearing, as opposed to self-clearing. Overall, combined commissions and employee compensation as a percentage of revenue increased slightly to 75% from 74% in fiscal years 2002 and 2001, respectively.

Clearing fees decreased $61,000, or 1%, to $4,241,000 in fiscal year 2002 from $4,302,000 in fiscal year 2001. The decrease in clearing expenses would have been greater, absent a dispute that occurred during the second quarter of fiscal year 2002 while finalizing National's clearance conversion to First Clearing. This dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing relating to the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally, resulting in a one time charge of $548,000 in the second quarter.

As a result of cost cutting efforts, communication, occupancy, professional fees and other expenses all decreased during fiscal year 2002 compared to fiscal year 2001. Communication expenses decreased $474,000 or 14% to $2,866,000 from $3,340,000 in fiscal year 2002 compared to fiscal year 2001. This decrease is a result of management's eliminating redundancies in the communication systems that existed prior to 2002. Occupancy costs decreased $902,000, or 20%, to $3,513,000 from $4,415,000. The decrease in occupancy expense is due to the Company's renegotiating long-term office leases and finding subtenants to occupy unused space. Professional fees decreased $852,000, or 44%, to $1,093,000 from $1,945,000 in fiscal year 2002 compared to fiscal year 2001. The decrease in professional fees is due to a reduction in both the number and amount of legal consultations used in operating our business. Other expenses decreased $596,000 or 25% to $1,748,000 from $2,344,000 in fiscal year 2002 compared to fiscal year 2001. This decrease in other expenses is attributable to management's efforts to reduce travel, entertainment and miscellaneous expenses.

Interest expense decreased $2,850,000, or 85%, to $511,000 from $3,361,000 in fiscal year 2002 compared to fiscal year 2001. The decrease in interest expense is attributable to a decrease in the amount of customer credits and customer debits at National due to the conversion of its clearing business in December 2001, and a decrease in interest rates from 2002 to 2001. Taxes, licenses and registration decreased $352,000, or 46%, to $411,000 from $763,000. The decrease is due to a decrease in state taxes based on commission revenues and a decrease in the number of employees for whom the Company pays state registration fees.

Overall, the diluted loss from continuing operations in fiscal year 2002 was $1.66 per share, as compared to the diluted loss from continuing operations of $3.33 per share in fiscal year 2001.

Results of Discontinued Operations
Fiscal Year 2002 Compared with Fiscal Year 2001

In December 2001, WestAmerica voluntarily withdrew its membership with the NASD, ceased conducting business as a broker-dealer, and filed for Chapter 7 bankruptcy protection in accordance with the U.S. Bankruptcy Code. Until December 2001, WestAmerica was registered as a broker-dealer with the SEC and licensed in 44 states, Puerto Rico and the District of Columbia. WestAmerica, offered traditional securities brokerage and financial planning business and fee-based investment management business to its retail clients. Recently WestAmerica experienced operating losses. In addition to these losses, WestAmerica had arbitration losses that exceeded its net capital.

In the first quarter of fiscal year 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities. During fiscal year 2001, West America had total revenues of $2,155,000, and a net loss of $1,002,000.

Fiscal Year 2001 Compared with Fiscal Year 2000

The Company's fiscal year 2001 resulted in a decrease in revenues and an overall net loss compared with net income in the same period of fiscal year 2000. The decrease in revenues is due to the continued slumping securities markets, which significantly affected commission revenues. As a result, the Company reported a net loss from continuing operations before extraordinary item of $7,338,000 compared with net income from continuing operations of $1,356,000 for fiscal year 2000.

Revenues from continuing operations decreased $5,989,000, or 11%, in fiscal year 2001 to $50,224,000 from $56,213,000 in fiscal year 2000. This decrease is due mainly to the weaker overall securities market compared with the securities market during fiscal year 2000. The percentage mix of commission revenue and net dealer inventory gains changed, mainly due to National's New York office, which focuses on principal mark-ups and mark-downs as well as agency trading of fixed income products, OTC and listed equities to various institutional clients, proprietary trading and market-making activities.

Commission revenue decreased $5,283,000, or 16%, to $28,652,000 from $33,935,000 during fiscal year 2001 compared with fiscal year 2000. The decrease in revenues is due to the continued slumping securities markets.

Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark downs, increased $2,438,000, or 25%, to $12,061,000 from $9,623,000 during fiscal year 2001 compared with fiscal year 2000. The increase in net dealer inventory gains is a result of the Company's opening a branch in New York City to expand its market making efforts.

Investment banking revenue decreased $1,318,000, or 56%, to $1,020,000 from $2,338,000 in fiscal year 2001 compared with fiscal year 2000. The Company did not manage a public underwriting in fiscal years 2001 or 2000. The decrease in revenues is attributed to a general slow-down in the broader capital markets. During fiscal years 2001 and 2000, investment banking revenue was generated primarily from the completion of private placement transactions and advisory fees.

Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, increased $34,000, or 2%, to $1,649,000 from $1,615,000 during fiscal year 2001 compared to fiscal year 2000. The increase in other revenue was due mainly to an increase in fee based accounts at National.

Although total revenues decreased 11%, total expenses increased by $3,120,000, or 6%, to $57,644,000 in fiscal year 2001 from $54,524,000 in fiscal year 2000.

Commission expense decreased $4,841,000, or 15%, to $28,448,000 in fiscal year 2001 from $33,289,000 in fiscal year 2000 due to the decrease in commission revenue from which commission expense is paid. Employee compensation expense increased $2,379,000, or 37%, to $8,726,000 in fiscal year 2001 from $6,347,000 in fiscal year 2000. The increase in employee compensation is a result of the expansion into principal and agency transactions at National's New York office. In April 2001, management took a 10% reduction in salaries. In July 2001, management further reduced salaries by 10%. In October 2001, all management salaries were temporarily reduced to $75,000. Overall, combined commissions and employee compensation as a percentage of revenue increased slightly to 74% from 71% in fiscal years 2001 and 2000, respectively.

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

Interest expense decreased $1,359,000, or 29%, to $3,361,000 from $4,720,000. A decrease in customer deposits on which the Company pays interest, coupled with a decrease in interest rates during fiscal 2001, account for the decrease in interest expense. The 29% decrease in interest expense correlates directly to the interest income from customer margin debt, which decreased $1,688,000, or 23%, during the same period from $7,438,000 in fiscal year 2000 to $5,750,000 in fiscal year 2001.

Overall, diluted losses from continuing operations were $3.33 per share as compared to diluted earnings from continuing operations of $.64 per share for fiscal years 2001 and 2000, respectively.

Results of Discontinued Operations
Fiscal Year 2001 Compared with Fiscal Year 2000

In December 2001, WestAmerica voluntarily withdrew its membership with the NASD, ceased conducting business as a broker-dealer, and filed for Chapter 7 bankruptcy protection in accordance with the U.S. Bankruptcy Code. Until December 2001, WestAmerica was registered as a broker-dealer with the SEC and licensed in 44 states, Puerto Rico and the District of Columbia. WestAmerica, offered traditional securities brokerage and financial planning business and fee-based investment management business to its retail clients. Recently WestAmerica experienced operating losses. In addition to these losses, WestAmerica had arbitration losses that exceeded its net capital.

WestAmerica's fiscal year 2001 resulted in a decrease in revenues and an overall net loss compared with net income in the same period of fiscal year 2000. Total revenues decreased $2,441,000, or 53%, to $2,155,000 in fiscal year 2001 from $4,596,000 in fiscal year 2000. The decrease in revenues is due to the continued slumping securities markets, which significantly affected commission revenues. As a result of the operating losses and losses from arbitrations, WestAmerica reported a net loss of $1,002,000 in fiscal year 2001 compared with net income of $200,000 for fiscal year 2000.

Liquidity and Capital Resources

As with most financial services firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. Through December 2001, while acting as a self-clearing firm, these assets were financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. National utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing was used to maximize cash flow and was regularly repaid. Until January 2001, National had a $3,000,000 revolving secured credit facility with Bank of America. In January 2001, National entered into a $5,000,000 secured line of credit with American National Bank and Trust Company of Chicago, that was guaranteed by the Company. The line of credit was fully repaid and expired on December 31, 2001.

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which the Company is a market maker. At September 30, 2002, National's net capital exceeded the requirement by $1,050,000.

In December 2001, WestAmerica voluntarily withdrew its membership with the NASD, ceased conducting business as a broker-dealer, and filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica has been operated as a separate legal entity, and although the Company believes it will not have any ongoing liability for any unpaid obligations of WestAmerica, there can be no assurances that creditors of WestAmerica will not seek recovery of their claims from the Company.

Advances, dividend payments and other equity withdrawals from the Company's subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

As a result of the losses throughout fiscal year 2001, notably those of the fourth quarter, attributable in part to the unprecedented events in September 2001, the Company concluded that existing capital would not be sufficient to satisfy existing operations. The Company explored various transactions to finance the Company's operations. In December 2001, the Company completed a series of transactions (the "Investment Transaction") that are more fully described in Part 1. The Company continued to incur operating losses throughout fiscal year 2002, and as a result, the Company believed that its then existing capital was not sufficient to satisfy its current level of operations. Accordingly, the Company pursued additional sources of capital from various potential investors. In the fourth quarter of fiscal year 2002, the Company completed $210,000 of investments in the form of Series A Preferred Stock and is continuing to seek additional investments.

In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act (the "Private Offering"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's Common Stock and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Gross proceeds of $575,520 closed in the first quarter of fiscal year 2003, and the Company correspondingly issued 885,416 shares of Common Stock and 885,416 Warrants. The maximum amount to be raised in the Private Offering is $2.0 million (3,076,924 shares of Common Stock and 3,076,924 Warrants). The Company has agreed to file a Registration Statement under the Securities Act for the resale of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants, on or before March 3, 2003, and use its commercially reasonable efforts to cause such registration statement to become effective as promptly as possible and to maintain the effectiveness of such registration. National is acting as the placement agent on a best efforts basis for the Private Offering.

In August 2001, the Company entered into an agreement with First Clearing under which First Clearing provides clearing and related services for National. The Clearing Agreement expands the products and services capabilities for National's retail and institutional business, and enables National to consolidate its existing clearing operations and reduce the fixed overhead associated with its self-clearing activities.

The conversion to First Clearing began in December 2001 and was completed in March 2002. In connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that was also contributed to National. The amount of the note that is repayable on each anniversary date is the principal and interest then outstanding divided by the remaining life of the note. Borrowings under the promissory note are forgivable based on achieving certain business performance and trading volumes of the Company over the life of the loan, that the Company has satisfied through fiscal year 2002.

In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. As part of the settlement, the minimum level of stockholders' equity required to be maintained by the Company under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings are available under the promissory note, as amended. Additionally, National received its clearing deposit, net of miscellaneous expenses, of $975,000 from US Clearing. National terminated its clearing agreement with US Clearing.

In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan is due to be repaid in January 2004. Additionally, First Clearing has waived the stockholders' equity covenant as of September 30, 2002 and December 31, 2002. The minimum level of stockholders' equity required to be maintained will be $500,000 as of March 31, 2003 and $1,000,000 as of June 30, 2003.

The Company believes that given the improved market conditions experienced during the first quarter of fiscal year 2003, the continuation of such improved market conditions, and the proceeds and expected proceeds from its capital-raising activities, funds will be sufficient to maintain its current level of business activities during fiscal year 2003. If current market conditions do not continue, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

As of the fiscal year ended September 30, 2002, total assets were $7.9 million compared to total assets of $77.6 million as of the fiscal year September 28, 2001. This material decrease in the Company's assets in fiscal year 2002 is due to the change in the Company's clearing arrangements. Customer assets that were included in the fiscal year 2001 balance sheet are no longer accounted for on the Company's books. These assets are now held at First Clearing as part of the clearing arrangement.

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

New Accounting Standards

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishments," and SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No. 4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

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

The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short") and net positions as of September 30, 2002:


                                       Long                   Short               Net
                                    ----------              ----------       --------------
Corporate Stocks                     $576,000                 $29,000        $547,000 (long)
Government Obligations                $30,000                 $76,000        $46,000 (short)


Item 8 - FINANCIAL STATEMENTS

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Report.

















                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                          INDEPENDENT AUDITORS' REPORT



     To the Stockholders and
     Board of Directors
     Olympic Cascade Financial Corporation

     We have audited the accompanying consolidated statements of financial condition of Olympic Cascade Financial Corporation and Subsidiary as of September 30, 2002 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Olympic Cascade Financial Corporation and Subsidiary as of September 30, 2002, and the consolidated results of their operations and their cash flows for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                                /s/Grassi & Co. CPAs, P.C.
                                                   Grassi & Co., CPAs, P.C.
                                                   Certified Public Accountants

     December 18, 2002
     New York, New York

                          INDEPENDENT AUDITORS' REPORT



     To the Stockholders and
     Board of Directors
     Olympic Cascade Financial Corporation

     We have audited the accompanying consolidated statements of financial condition of Olympic Cascade Financial Corporation and Subsidiaries as of September 28, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 28, 2001 and September 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Olympic Cascade Financial Corporation and Subsidiaries as of September 28, 2001, and the consolidated results of their operations and their cash flows for the years ended September 28, 2001 and September 29, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                               /s/ Feldman Sherb & Co., P.C.
                                                   Feldman Sherb & Co. P.C.
                                                   Certified Public Accountants

     December 26, 2001
     New York, New York

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                         September 30,     September 28,
                                                                                             2002              2001
                                                                                         --------------   ----------------
CASH, subject to immediate withdrawal                                                      $   325,000       $    260,000
CASH, restricted                                                                               309,000            325,000
CASH, CASH EQUIVALENTS AND SECURITIES                                                                -         37,188,000
DEPOSITS                                                                                     1,489,000          4,654,000
RECEIVABLES
          Customers                                                                                  -         29,755,000
          Broker-dealers and clearing organizations                                          1,269,000            669,000
          Other, net of reserve for uncollectible accounts of $209,000                       1,155,000            349,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                         799,000            487,000
SECURITIES HELD FOR RESALE, at market                                                          606,000          1,131,000
FIXED ASSETS, net                                                                              369,000            841,000
OTHER ASSETS                                                                                 1,627,000          1,940,000
                                                                                         --------------   ----------------

                                                                                           $ 7,948,000       $ 77,599,000
                                                                                         ==============   ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

BANK OVERDRAFT                                                                             $   408,000       $  1,556,000
BANK LINE OF CREDIT                                                                                  -          3,500,000
PAYABLES
          Customers                                                                                  -         54,511,000
          Broker-dealers and clearing organizations                                            490,000         10,020,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                              105,000            792,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                     2,821,000          1,963,000
CAPITAL LEASE PAYABLE                                                                                -            300,000
NOTE PAYABLE - RELATED PARTY                                                                 1,000,000          1,000,000
NOTES PAYABLE                                                                                3,215,000          3,035,000
NET LIABILITIES FROM DISCONTINUED OPERATIONS                                                         -            300,000
                                                                                         --------------   ----------------
                                                                                             8,039,000         76,977,000
                                                                                         --------------   ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, $.01 par value, 100,000 shares authorized, 27,825
             issued and outstanding in 2002                                                          -                  -
          Common stock, $.02 par value, 60,000,000 shares authorized, 2,274,449
             and 2,236,449 issued and outstanding, respectively                                 45,000             45,000
          Additional paid-in capital                                                        12,045,000          9,313,000
          Deficit                                                                          (12,181,000)        (8,736,000)
                                                                                         --------------   ----------------
                                                                                               (91,000)           622,000
                                                                                         --------------   ----------------

                                                                                           $ 7,948,000       $ 77,599,000
                                                                                         ==============   ================

                See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Years Ended
                                                      ------------------------------------------------------------------
                                                      September 30, 2002     September 28, 2001     September 29, 2000
                                                      -------------------    -------------------    --------------------

REVENUES

      Commissions                                          $ 28,168,000           $ 28,652,000           $ 33,935,000
      Net dealer inventory gains                             10,242,000             12,061,000              9,623,000
      Investment banking revenue                                253,000              1,020,000              2,338,000
      Interest and dividends                                  1,640,000              5,750,000              7,438,000
      Transfer fees and clearance services                    1,343,000              1,092,000              1,264,000
      Other                                                     356,000              1,649,000              1,615,000
                                                      -------------------    -------------------    --------------------
                                                             42,002,000             50,224,000             56,213,000
                                                      -------------------    -------------------    --------------------
EXPENSES
      Commissions                                            26,353,000             28,448,000             33,289,000
      Employee compensation and related expenses              5,091,000              8,726,000              6,347,000
      Occupancy and equipment costs                           3,513,000              4,415,000              3,267,000
      Interest                                                  511,000              3,361,000              4,720,000
      Clearance fees                                          4,241,000              4,302,000              1,424,000
      Communications                                          2,866,000              3,340,000              1,110,000
      Taxes, licenses, registration                             411,000                763,000                798,000
      Professional fees                                       1,093,000              1,945,000              1,376,000
      Other                                                   1,748,000              2,344,000              2,193,000
                                                      -------------------    -------------------    --------------------
                                                             45,827,000             57,644,000             54,524,000
                                                      -------------------    -------------------    --------------------

Income (loss) from continuing operations before
      income taxes and extraordinary item                    (3,825,000)            (7,420,000)             1,689,000
Income tax (expense) benefit                                     80,000                 82,000               (333,000)
                                                      -------------------    -------------------    --------------------

Income (loss) from continuing operations before
      extraordinary item                                     (3,745,000)            (7,338,000)             1,356,000
                                                      -------------------    -------------------    --------------------

Income (loss) from discontinued operations, net
     of tax                                                     300,000             (1,002,000)               200,000

Income from extraordinary item- gain from
     extinguishment of debt, net of taxes                            -                418,000                      -
                                                      -------------------    -------------------    --------------------

NET INCOME (LOSS)                                          $ (3,445,000)          $ (7,922,000)           $ 1,556,000
                                                      ===================    ===================    ====================

INCOME (LOSS) PER COMMON SHARE

Basic:
      Income (loss) from continuing operations                  $ (1.66)               $ (3.33)                $ 0.70
      Income (loss) from discontinued operations                   0.13                  (0.45)                  0.10
      Extraordinary gain                                              -                   0.19                      -
                                                      -------------------    -------------------    --------------------
              Net income (loss)                                 $ (1.53)               $ (3.59)                $ 0.80
                                                      ===================    ===================    ====================
Diluted:
      Income (loss) from continuing operations                  $ (1.66)               $ (3.33)                $ 0.64
      Income (loss) from discontinued operations                   0.13                  (0.45)                  0.09
      Extraordinary gain                                              -                   0.19                      -
                                                      -------------------    -------------------    --------------------
              Net income (loss)                                 $ (1.53)               $ (3.59)                $ 0.73
                                                      ===================    ===================    ====================

Weighted average number of shares outstanding:
      Basic                                                   2,255,449              2,207,101              1,947,572
                                                      ===================    ===================    ====================
      Diluted                                                 2,255,449              2,207,101              2,124,751
                                                      ===================    ===================    ====================

                See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

          SEPTEMBER 30, 2002, SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000



                                                 Preferred Stock          Common Stock         Additional
                                            -----------------------  ----------------------     Paid-In
                                               Shares      Amount      Shares       Amount      Capital     Deficit        Total
                                            -----------  ----------  ----------   ----------  -----------  ------------  ----------

BALANCE, September 24, 1999                          -   $       -   1,694,595     $ 34,000   $ 6,375,000 $ (2,370,000) $ 4,039,000

     Exercise of stock options                       -           -     144,063        3,000       744,000            -      747,000
     Exercise of stock warrants                      -           -     315,188        6,000     1,589,000            -    1,595,000
     Options issued to consultants                   -           -           -            -        82,000            -       82,000
     Warrants issued in connection
          with acquisition                           -           -           -            -        20,000            -       20,000
     Net income                                      -           -           -            -             -    1,556,000    1,556,000
                                            -----------  ----------  ----------   ----------  -----------  -----------   ----------

BALANCE, September 29, 2000                          -           -   2,153,846       43,000     8,810,000     (814,000)   8,039,000

     Exercise of stock options                       -           -      73,603        2,000       273,000            -      275,000
     Options issued to consultants                   -           -           -            -       105,000            -      105,000
     Issuance of restricted common stock             -           -       9,000            -        25,000            -       25,000
     Original issue discount                         -           -           -            -       100,000            -      100,000
     Net loss                                        -           -           -            -             -   (7,922,000)  (7,922,000)
                                            -----------  ----------  ----------   ----------  -----------  -----------   ----------

BALANCE, September 28, 2001                          -           -   2,236,449       45,000     9,313,000   (8,736,000)     622,000

     Issuance of restricted common stock
          in exchange of note                        -           -      38,000            -        49,000            -       49,000
     Issuance of restricted preferred
          stock                                 17,825           -           -            -     1,683,000            -    1,683,000
     Issuance of restricted preferred
          stock in exchange of notes            10,000           -           -            -     1,000,000            -    1,000,000
     Net loss                                        -           -           -            -             -   (3,445,000)  (3,445,000)
                                            -----------  ----------  ----------   ----------  -----------  -----------   ----------

BALANCE, September 30, 2002                     27,825   $       -   2,274,449     $ 45,000   $12,045,000 $(12,181,000) $   (91,000)
                                            ===========  ==========  ==========   ==========  ===========  ===========   ==========



                See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Years Ended
                                                                  ---------------------------------------------------------------
                                                                    September 30, 2002   September 28, 2001   September 29, 2000
                                                                  ---------------------  -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                               $     (3,445,000)       $   (7,922,000)      $    1,556,000
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
         Depreciation and amortization                                      566,000               632,000              498,000
         Compensation related to issuance of stock options                        -               105,000               82,000
         Deferred income tax benefit                                              -                50,000              (76,000)
         Gain on extraordinary item-extinguishment of debt                        -              (418,000)                   -
         Change in net assets (liabilities) of discontinued
             operations                                                    (300,000)              817,000             (188,000)
   Changes in assets and liabilities
         Cash, cash equivalents and securities                           37,188,000            (7,671,000)          11,899,000
         Restricted cash                                                     16,000              (325,000)                   -
         Deposits                                                         3,165,000            (2,862,000)            (113,000)
         Receivables                                                     28,037,000            25,079,000          (14,983,000)
         Income taxes receivable (payable)                                        -              (258,000)             258,000
         Securities held for resale                                         525,000              (758,000)             (75,000)
         Other assets                                                       313,000            (1,689,000)             120,000
         Payables                                                       (63,183,000)          (15,963,000)           4,857,000
         Securities sold, but not yet purchased                            (687,000)              600,000               53,000
                                                                  ------------------    ------------------   ------------------
   Net cash provided by (used in) operating activities                    2,195,000           (10,583,000)           3,888,000
                                                                  ------------------    ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of fixed assets                                           (94,000)             (806,000)            (413,000)
         Purchase of goodwill                                                     -                     -              (30,000)
                                                                  ------------------    ------------------   ------------------
   Net cash used in investing activities                                    (94,000)             (806,000)            (443,000)
                                                                  ------------------    ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Borrowings (payments) on line of credit                         (3,500,000)            3,500,000           (2,100,000)
         Proceeds from notes payable                                      1,548,000             4,000,000                    -
         Repayment of notes payable                                        (319,000)              (61,000)          (1,034,000)
         Payments on capital lease                                         (300,000)             (340,000)            (340,000)
         Issuance of restricted stock                                             -                25,000                    -
         Increase (decrease) in cash overdraft                           (1,148,000)            1,556,000                    -
         Net proceeds from issuance of preferred stock                    1,683,000                     -                    -
         Exercise of stock options                                                -               275,000              744,000
         Exercise of stock warrants                                               -                     -            1,595,000
                                                                  ------------------    ------------------   ------------------
   Net cash provided by (used in) financing activities                   (2,036,000)            8,955,000           (1,135,000)
                                                                  ------------------    ------------------   ------------------

NET INCREASE (DECREASE) IN CASH                                              65,000            (2,434,000)           2,310,000

CASH BALANCE
         Beginning of the year                                              260,000             2,694,000              384,000
                                                                  ------------------    ------------------   ------------------

         End of the year                                           $        325,000        $      260,000       $    2,694,000
                                                                  ==================    ==================   ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the year for
         Interest                                                  $        535,000        $    3,317,000       $    4,714,000
                                                                  ==================    ==================   ==================
         Income taxes                                              $         12,000        $      323,000       $            -
                                                                  ==================    ==================   ==================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
            FINANCING ACTIVITIES
         Exchange of notes payable for preferred stock             $      1,000,000        $            -       $            -
                                                                  ==================    ==================   ==================
         Exchange of notes payable for common stock                $         49,000        $            -       $            -
                                                                  ==================    ==================   ==================
         Warrants issued as a discount on notes payable            $              -        $      100,000       $            -
                                                                  ==================    ==================   ==================
         Warrants issued as part of acquisition                    $              -        $            -       $       20,000
                                                                  ==================    ==================   ==================


                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 30, 2002, SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000

   1.     ORGANIZATION

          Olympic Cascade Financial Corporation ("Olympic" or the "Company") is a diversified financial services organization, operating through its wholly-owned subsidiary, National Securities Corporation ("National"). The Company's business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services.

          In June 1997, the Company acquired all of the outstanding stock of WestAmerica Investment Group ("WestAmerica"), a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services. In December 2001, WestAmerica voluntarily withdrew its membership with the NASD, ceased conducting business as a broker-dealer and filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. Accordingly, the accompanying financial statements of WestAmerica have been reclassified as discontinued operations for all periods presented.

          In June 2000, the Company acquired all of the outstanding stock of Canterbury Securities Corporation ("Canterbury"), an Illinois based broker-dealer focusing on private placement of securities. Canterbury was acquired for $30,000 in cash plus the issuance of warrants to purchase 5,000 shares of the common stock of the Company at an exercise price of $6.375 per share. Canterbury had no activity since its acquisition. In May 2002, pursuant to an agreement made simultaneous with the Investment Transaction (see Note 3b), the Company sold Canterbury for its book value of $11,000 to Mr. Steven A. Rothstein, the former Chief Executive Officer of the Company.


   2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                a. Principles of Consolidation - The consolidated financial statements include the accounts of Olympic and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

                b. Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                c. Accounting Method - Customer security transactions and the related commission income and expense are recorded as of the trade date.

                d. Fixed Assets - Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful life of the related assets, which range from three to five years. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized currently.

                e. Fiscal Year - During the year, the Company changed its fiscal year from a 52-53 week fiscal year ending on the last Friday in September, to a fiscal year ending on September 30.

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

                h. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and other liabilities approximates fair value based on the short-term maturity of these instruments.

                i. Earnings (Loss) per Share - Basic earnings (loss) per common share is based upon the net income (loss) for the year divided by the weighted average number of common shares outstanding during the year. Diluted earnings
                      (loss) per common share assumes that all common stock equivalents have been converted to common shares using the treasury stock method.

                 j. Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2002 the Company believes that there has been no impairment of its long-lived assets.

                 k. Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation" the Company has adopted the pro forma disclosure requirements of Statement No. 123.

                 l.   Concentrations  of Credit  Risk - The  Company  is engaged
                      in  trading  and a broad  range of securities   brokerage
                      and  investment   services  to  a  diverse  retail  and
                      institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company's business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company. The Company uses one clearing broker for more then 90% of their business. The Company permits the clearing firms to extend credit to their clientele secured by cash and securities in the client's account. The Company's exposure to credit risk associated with the non-performance by their customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company's clients. It is the Company's policy to review, as necessary, the credit standing of their customers and each counterparty.

                      The Company maintains cash and cash equivalents with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 at each institution. At times such amounts may exceed the FDIC limits. At September 30, 2002 the uninsured cash and restricted cash bank balances were $226,000 and $209,000, respectively. The Company believes it is not exposed to any significant credit risks for cash.

                m. Other Receivables - The Company extends unsecured credit in the normal course of business to its brokers. The allowance for doubtful accounts reflects management's opinion of amounts, which may ultimately become uncollectible.

                n. Recent Accounting Pronouncements - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13,
                      and  Technical Corrections."   The   rescission   of  SFAS
                      No. 4, "Reporting Gains and Losses from Extinguishments," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," which amended
                      SFAS No. 4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

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

                o. Reclassification of Revenues - Certain revenues previously classified as net dealer inventory gains and other revenues in prior years have been reclassified as commission revenues to conform with the presentation used in the September 30, 2002 financial statements.

   3.       SIGNIFICANT AGREEMENTS AND TRANSACTIONS

               a. CLEARING AGREEMENTS

                      In August 2001, National entered into a ten-year agreement with First Clearing Corporation ("FCC"), a wholly-owned subsidiary of Wachovia Corporation, under which FCC provides clearing and other related services for National. The conversion to FCC began in December 2001 and was completed in March 2002.

                      In connection with the Clearing Agreement, the Company entered into a ten-year promissory note with FCC under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that the Company also contributed to National. The amount of the note that is repayable on each anniversary date is the principal and interest then outstanding divided by the remaining life of the note. Borrowings under the promissory note are forgivable based on certain business performance and trading volumes of the Company over the life of the loan, that the Company has satisfied through fiscal year 2002. A total of $339,000 was amortized in fiscal year 2002.

                      In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and FCC, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by FCC and added to the existing promissory note. As part of the settlement, the minimum level of stockholders' equity required to be maintained by the Company under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings are available under the promissory note, as amended. Additionally, National received its clearing deposit, net of miscellaneous expenses, of $975,000 from US Clearing. National terminated its clearing agreement with US Clearing.

                      In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates, that the Company contributed to National. The loan is due to be repaid in January 2004. Additionally, First Clearing has waived the stockholders' equity covenant as of September 30, 2002 and December 31, 2002. The minimum level of stockholders' equity required to be maintained will be $500,000 as of March 31, 2003 and $1,000,000 as of June 30, 2003.

                      The agreement also requires the payment of a termination fee ranging from $2,000,000 to $400,000 if terminated within years one through six of the agreement. Olympic has pledged its shares of stock of National to secure the aforementioned note.

               b. EQUITY TRANSACTIONS

                        (i) During fiscal year 2002, the President of Olympic and an unaffiliated company (collectively, the "Investors") obtained a significant ownership in the Company (the "Investment Transaction") through purchasing 15,725 shares of Series A convertible preferred stock ("Preferred Stock") of Olympic at $100 per share, convertible into common stock at a price of $1.50 per share.

                        (ii) Concurrent  with  the  closing  of the  above
                             transaction, the then current Chief Executive Officer and Chief Financial Officer of Olympic terminated their employment agreements with the Company and simultaneously entered into consulting agreements of eighteen and twenty-seven months, respectively, at a monthly consideration of $10,000 for each consultant. In addition, the Chief Executive Officer was also given the option to purchase all of the shares of stock of Canterbury for its book value of approximately $11,000, which closed in May 2002. Such officer
                             also sold 285,000   shares   owned  by  the
                             officer  and  his  family  to  the   aforementioned
                             unaffiliated company.

                        (iii)Also, in December 2001, Olympic executed a
                             securities exchange agreement with the holders of Olympic's $2,000,000 promissory note holders, whereby $1,000,000 of such notes were exchanged as payment for the issuance of 10,000 shares of Series A convertible preferred stock at $100 per share. In addition, 100,000 of the warrants issued pursuant to the original loan transaction were repriced from an exercise price of $5.00 per share to $1.75 per share.

                        (iv) In the fourth quarter of fiscal 2002, the former
                             Chief Executive Officer of the Company invested $210,000 in the Company by purchasing 2,100 shares of the Preferred Stock at $100 per share.

                        (v) In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act (the "Private Offering"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's Common Stock and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Net proceeds of $478,000 were received in the first quarter of fiscal year 2003, and the Company correspondingly issued 885,416 shares of restricted Common Stock and 885,416 Warrants. The maximum amount to be raised in the Private Offering is $2.0 million (3,076,924 shares of Common Stock and 3,076,924 Warrants). The Company has agreed to file a Registration Statement under the Securities Act for the resale of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants, on or before March 3, 2003, and use its commercially reasonable efforts to cause such registration statement to become effective as promptly as possible and to maintain the effectiveness of such registration. National is acting as the placement agent on a best efforts basis for the Private Offering.

4.        DISCONTINUED OPERATIONS

          The following is a summary of the Company's discontinued operations:

          Net liabilities of discontinued operations:

                                                         September 28, 2001
                                                       ------------------------
              Assets:
                   Cash                                $         145,000
                   Marketable securities                            -
                   Accounts receivable, net                       92,000
              Fixed assets, net                                     -
              Other assets                                          -

              Liabilities:
                   Payable to brokers                             37,000
                   Accounts payable and
                        Accrued expenses                         452,000
                   Bank line of credit                            48,000
                                                        -----------------------
              Net liabilities of discontinued
              operations                               $         300,000
                                                        =======================


        Results of operations:
                                                                      Years Ended
                                        ------------------------------------------------------------------------
                                         September 30, 2002        September 28, 2001       September 29, 2000
                                        ----------------------    ---------------------    ---------------------
        Revenues                     $                    -    $             2,134,000  $             4,596,000
        Income (loss) from
                operations                                -                  (915,000)                  200,000
        Gain (loss) on
                disposal                              300,000                 (87,000)                        -
                                        ----------------------    ---------------------    ---------------------
        Total income (loss)
        from discontinued
            operations               $                300,000  $           (1,002,000)  $               200,000
                                        ======================    =====================    =====================


   5.     CASH, CASH EQUIVALENTS AND SECURITIES

          As discussed in Note 3a, in August 2001, National entered into an agreement with FCC in which FCC provides clearing and other related services for the Company. In accordance with this agreement, all customer receivables and payables have been transferred to FCC. As such, the Company no longer maintains cash, cash equivalents and securities that were segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission.

6.       RESTRICTED CASH

         The Company maintains an escrow account on behalf of a customer in which National acted as its underwriter. Funds are wired at the direction of the customer. As of September 30, 2002, the balance in the account is $309,000. Additionally, the opening cash balance in the statement of cash flows has been adjusted for the reclassification of $325,000 of restricted cash in order to conform to the current year's presentation. The balance for restricted cash was $309,000 and $325,000, as of September 30, 2002 and September 28, 2001, respectively.


7.       BROKER-DEALER AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

         At September 30, 2002 amounts receivable from and payable to brokers and dealers include fees and commissions, and principal securities purchased on margin, respectively.

         In addition, an analysis of the reserve for other receivables is as follows:

        Balance at                   Charged to                  Balance at
    September 28, 2001           costs and expenses          September 30, 2002
-------------------------------------------------------------------------------
 $                  -          $              209,000      $          209,000
=======================       =========================   =====================


8.        SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

          Securities held for resale and securities sold, but not yet purchased include:


                                          September 30, 2002                             September 28, 2001
                                 --------------------------------------        ---------------------------------------
                                     Securities                                  Securities
                                      Held For         Sold, But Not              Held For              Sold, But Not
                                       Resale          Yet Purchased               Resale              Yet Purchased
                                   ---------------    -----------------        ----------------     ------------------
          Corporate stocks       $     576,000      $      29,000           $        977,000     $           689,000

          Government
          obligations                   30,000             76,000                    154,000                 103,000
                                   ---------------    -----------------        ----------------     ------------------
                                 $     606,000      $     105,000           $      1,131,000     $           792,000
                                   ===============    =================        ================     ==================

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

9.        FIXED ASSETS

          Fixed assets consist of the following:

                                                         September 30, 2002           September 28, 2001
                                                         --------------------        ---------------------
          Office machines                             $            338,000        $         336,000
          Furniture and fixtures                                   672,000                  631,000
          Interactive fixed assets                                  56,000                   56,000
          Phone system                                             159,000                  151,000
          Electronic equipment                                   1,431,000                1,389,000
          Leasehold improvements                                   170,000                  169,000
          Assets under capital leases                                    -                1,180,000
                                                         --------------------        ---------------------
                                                                 2,826,000                3,912,000
          Less accumulated depreciation and
          amortization                                          (2,457,000)              (3,071,000)
                                                         --------------------        ---------------------
          Fixed assets - net                          $            369,000        $         841,000
                                                         ====================        =====================

         In April 1998 and June 1998, the Company entered into sale and leaseback agreements with an outside funding company. As part of the agreement the Company sold certain fixed assets to the funding company for $930,000 and $250,000 in April and June, respectively, and agreed to lease these assets back over a forty-eight month period. The Company recorded no gain or loss and has recorded this transaction as a capital lease. These leases expired in fiscal year 2002.

10.      LINE OF CREDIT

         In January 2001, National consummated a revolving line of credit of $5,000,000, amended to $4,000,000 on November 8, 2001, with American National Bank. Interest was payable monthly. The line was secured by certain assets of National, excluding items prohibited from being pledged and assets set forth by the U.S. Securities and Exchange Commission ("SEC"). As a result of default of certain financial covenants, on November 8, 2001, National entered into a forbearance agreement expiring December 21, 2001, at which time any outstanding balance was due to be paid and the line of credit terminated. During the year ended September 30, 2002 the Company repaid the outstanding balance of $3,500,000.

11.      NOTES PAYABLE

         In November 1997, the Company executed two promissory notes totaling $925,000. The notes bore interest at 6% and 8% with the principal to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the notes, warrants for the purchase of 126,000 shares at an exercise price of $5.36 per share of the Company's common stock were issued. The warrants were valued at $120,000 and were recorded as a discount to the notes. During the year ended September 29, 2000, the Company satisfied one the above notes which had a remaining balance of $425,000 with the proceeds from the exercise of 78,750 warrants. At September 29, 2000, the balance on the remaining note was $455,000. During the year ended September 28, 2001, the Company settled the remaining note for $52,000. At the time of the settlement, the outstanding balance, including accrued interest, totaled $470,000. The gain of $418,000 has been recorded as an extraordinary item in fiscal year ended September 28, 2001.

         In January 1998, the Company executed a promissory note for $1,000,000. This note bears interest at 8% and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the note, warrants for the purchase of 157,500 shares at an exercise price of $5.34 per share of the Company's common stock were issued. The warrants were valued at $157,500 and were recorded as a discount to the note. During the year ended September 29, 2000, the Company prepaid $841,000 of the note with the proceeds from the exercise of 157,500 warrants, leaving a balance of $159,000. As of September 28, 2001, the remaining balance was $113,000. In March 2002, the $49,000 balance of this note was repaid by the issuance of 38,000 shares of common stock of the Company.

         In January 2001, the Company executed two promissory notes for $1,000,000 each. These notes bear interest at 9% with interest paid quarterly. The principal of each note matures in January 2004. In connection with each note, warrants were issued for the purchase of 100,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants, which expire on the maturity date, have been valued at $50,000 each, and have been recorded as a discount to the respective notes. As of September 30, 2002, the unamortized discount was $22,000 on each note. As discussed in Note 3b(iii), the holders of such notes executed a securities exchange agreement, whereby $1,000,000 of such notes were exchanged as payment for the issuance of 10,000 shares of Series A convertible preferred stock at $100 per share. In addition, 100,000 of the warrants issued pursuant to the original loan transaction were repriced from an exercise price of $5.00 per share to $1.75 per share.

         As discussed in Note 3a, the Company has received a total of $2,548,000 in advances from FCC, that is payable over the life of the agreement. The note bears interest at the lender's prime rate. The balance outstanding at September 30, 2002 was $2,209,000.

           The following is a schedule by years of debt maturity as of September 30, 2002:


                       Fiscal year ending
                       2003                                 $           246,000
                       2004                                           1,296,000
                       2005                                             246,000
                       2006                                             246,000
                       2007                                             246,000
                       Thereafter                                       979,000
                                                              -----------------
                                                                      3,259,000
                           Less: discount on notes                       44,000
                                                              -----------------
                                                             $        3,215,000
                                                              =================

12.      NOTE PAYABLE - RELATED PARTY

         In February 2001, National executed a secured demand note collateral agreement with an employee of National and a Director of the Company, to borrow securities that can be used by the Company for collateral agreements. These securities have been initially pledged through an unrelated broker-dealer, and have a borrowing value totaling $1,000,000. The note bears interest at 5%, that is paid monthly, and matures on February 1, 2004. Certain of the securities have been pledged as collateral for three letters of credit, in the amounts of $249,000, $125,000 and $38,000, executed by the Company on behalf of National. No amounts have been drawn on these letters of credit. The securities have been included in other assets in the accompanying Consolidated Statement of Financial Condition.


13.      INCOME TAXES

         The income tax (provision) benefit consists of:

                                                                        Years Ended
                                             ------------------------------------------------------------------
                                               September 30,          September 28,        September 29,
                                                   2002                   2001                   2000
                                             -------------------    -------------------    --------------------
          Current federal
            Income tax (provision)
                benefit                   $         90,000       $         82,000       $       (367,000)
          Deferred federal
            income tax                                  -                      -                  79,000
          Current state
            income tax                             (10,000)                    -                 (45,000)
                                             -------------------    -------------------    --------------------
                                          $         80,000       $         82,000       $       (333,000)
                                             ===================    ===================    ====================

         The income tax (provision) benefit related to income (loss) from continuing operations before income taxes and extraordinary items varies from the federal statutory rate as follows:

                                                                       Years Ended
                                         --------------------------------------------------------------------------
                                          September 30, 2002          September 28, 2001        September 29, 2000
                                         --------------------       ---------------------      --------------------
          Statutory
            federal rate           $         1,287,000          $        2,523,000          $        (574,000)
          State income
             taxes, net of
            federal income
            tax benefit                        124,000                       -                        (95,000)
          Losses for
            which no
            benefit is
            provided                        (1,331,000)                 (2,441,000)                       -
          Tax benefit of
            net operating
            losses                                   -                       -                        642,000
          Other                                      -                       -                       (306,000)
                                         --------------------     -----------------------      --------------------
                                   $             80,000         $           82,000          $        (333,000)
                                         ====================     =======================      ====================

          Significant components of the Company's deferred tax assets which are included in other assets in the accompanying financial statements are as follows:

                                                          September 30,           September 28,
                                                               2002                    2001
                                                        -------------------     -------------------
              Net operating losses                 $           3,436,000     $        2,893,000
                Reserve for uncollectable
                  receivables and nondeductible
                  expense accruals                               107,000                      -
                                                        -------------------     -------------------
              Total                                            3,543,000              2,893,000
              Valuation allowance                             (3,543,000)            (2,893,000)
                                                        -------------------     -------------------
                 Total deferred tax asset          $            -            $                -
                                                        ===================     ===================

          At September 30, 2002, the Company has available unused net operating loss carryovers of approximately $10.1 million that may be applied against future taxable income and expires through 2022. The Company has a deferred tax asset arising from such net operating loss carryforwards and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.

14.      COMMITMENTS

         Employment Agreements - During fiscal years 1999 and 2000, the
         Company entered into employment agreements with six executive officers that in total provided for annual salaries aggregating $1,710,000. Pursuant to the Investment Transaction, four of these agreements were terminated in fiscal year 2002. One of these agreements was modified in conjunction with the Investment Transaction. The final agreement is the subject of a dispute (see Note 15).

         Leases - As of September 30, 2002, the Company is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending

                       2003          $            2,075,000
                       2004                       2,073,000
                       2005                       2,134,000
                       2006                       2,031,000
                       2007                       2,036,000
                 Thereafter                       3,476,000
                                           -----------------
                                     $           13,825,000
                                           =================

         Rental expense under all operating leases for the years ended September 30, 2002, September 28, 2001 and September 29, 2000 was $2,404,000, $1,889,000, and $1,541,000, respectively.

         Underwritings - During fiscal 2002, the Company participated in underwriting securities for private placements, initial and secondary public offerings. At September 30, 2002, the Company has no outstanding commitments relating to underwriting transactions.


15.      CONTINGENCIES

         The Company has been named, together with others, as a defendant in a consolidated class action lawsuit filed against Complete Management, Inc. No specific amount of damages has been sought against the Company in the complaint. In June 2000, the Company filed to dismiss this action. In March 2001, the United States District Court for the Southern District of New York denied the Company's motion to dismiss. In May 2001, the Company submitted its answer to the complaint in which it set forth its defenses. In November 2001, plaintiffs filed a motion to certify the class. Plaintiffs thereafter withdrew their motion and the case was referred to mediation. The mediation process is moving toward a global settlement of the matter. Should the matter not be settled, the Company will pursue its defenses.

         A former executive officer of the company, Craig M. Gould, has commenced an arbitration proceeding against the Company claiming a breach of his employment contract, and seeking approximately $575,000 in damages. The Company believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time.

         In June 2002, the Company was named, together with others as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. In August 2002, the plaintiffs filed an amended complaint alleging violations of state statutory and common law, as well as
         Section 12 of the Securities Act of 1933. No specific amount of damages has been sought against the Company in the complaint. In November 2002, the Company filed a demurrer seeking a dismissal of the action. No decision has been rendered. The Company believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time.

         The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims which in the aggregate seek general and punitive damages of approximately $4,200,000. These matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions.

16.      STOCKHOLDERS' EQUITY

         Shares Authorized - During the year ended September 30, 2002 the Company increased its authorized number of shares of Common Stock from 6,000,000 to 60,000,000.

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

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. SFAS Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the Financial Accounting Standards Board and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $50,000 or $.02 per share in 2002, $535,000 or $.24 per share in 2001, and $1,696,000 or $.80 per share in 2000. The fair value of the options granted during 2002, 2001 and 2000 is estimated at $135,000, $818,000 and $1,696,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      2002                2001               2000
                                                 ----------------    ---------------    ----------------
          Volatility                                        286%                96%                106%
          Risk-free interest rate                           5.7%               5.0%               6.25%
          Expected life                                  5 years            5 years             5 years

   A summary of the status of the Company's stock options and warrants outstanding is presented below:

     Stock Options Under Plan
------------------------------------
                                                                                                     Weighted
                                                                                                   Average Price
                                          Authorized           Granted            Available          Per Share
                                        ----------------    ---------------    ----------------   ----------------
Balance, September 24, 1999                   1,397,198          1,068,522             328,676      $        4.65
Creation of new plan                            500,000                  -             500,000
Granted                                               -            383,600            (383,600)
Exercised                                      (139,063)          (139,063)                  -               4.14
Forfeitures                                     (75,918)           (75,918)                  -
                                        ----------------    ---------------    ----------------

Balance, September 29, 2000                   1,682,217          1,237,141             445,076               5.41
Creation of new plan                          1,000,000                  -           1,000,000
Granted                                               -            294,500            (294,500)
Exercised                                       (73,603)           (73,603)                  -               3.73
Forfeitures                                    (186,530)          (186,530)                  -
                                        ----------------    ---------------    ----------------

Balance, September 28, 2001                   2,422,084          1,271,508           1,150,576               5.66
Granted                                               -            117,500            (117,500)
Exercised                                             -                  -                   -
Forfeitures                                    (543,640)          (543,640)                  -
                                        ----------------    ---------------    ----------------

Balance, September 30, 2002                   1,878,444            845,368           1,033,076               5.08
                                        ================    ===============    ================

   The following table summarizes information about stock options outstanding at September 30, 2002.

                                      Options Outstanding                              Options Exercisable
                    --------------------------------------------------------     ---------------------------------
                                              Weighted           Weighted                             Weighted
      Range of                                Average            Average                               Average
      Exercise            Number             Remaining           Exercise            Number           Exercise
       Prices           Outstanding        Contract Life          Prices          Exercisable          Prices
   ---------------    ----------------     ---------------     -------------     ---------------    --------------
   $0.72-2.00              107,500                  4.38           $   1.76              55,000       $ 1.53
   $3.56-3.88              103,900                  2.65               3.75             100,450         3.74
   $4.00-4.69              157,000                  0.93               4.22             151,500         4.20
   $5.36-5.75              249,468                  2.68               5.69             176,768         5.68
   $6.13-7.25              190,000                  2.74               7.01             190,000         7.01
   $7.50-8.50               37,500                  2.21               7.90              37,500         7.90
                      ----------------                                           ---------------
                           845,368                                                      711,218
                      ================                                           ===============



      Warrants

                                                               Weighted
                                                               Average
                                                               Exercise
                                          Shares                 Price            Exercisable
                                       --------------     -------------------    --------------
      Outstanding at
      September 24, 1999                      82,925  $          5.09                 82,925
                                                                                 ==============
      Granted                                  5,000             6.38
                                       --------------
      Outstanding at
      September 29, 2000                      87,925             5.17                 87,925
                                                                                 ==============
      Granted                                375,000             3.35
                                       --------------
      Outstanding at
      September 28, 2001                     462,925             3.69                462,925
                                                                                 ==============
      Granted                                  5,000             5.00
      Expired                                (33,075)            4.76
                                       --------------
      Outstanding at
      September 30, 2002                     434,850             3.63                434,850
                                       ==============                            ==============

   The following table summarizes information about warrants outstanding at September 30, 2002.

                                         Warrants Outstanding                            Warrants Exercisable
                        -------------------------------------------------------    ---------------------------------

                                                Weighted            Weighted                             Weighted
       Range of                                 Average             Average                              Average
   Exercise Prices          Number              Remaining           Exercise           Number            Exercise
                          Outstanding         Contract Life          Prices         Exercisable           Prices
   -----------------    ----------------    ------------------    -------------    ---------------     -------------
        $1.75                   175,000           1.32         $      1.75                175,000  $       1.75

        $3.00                    25,000           1.74                3.00                 25,000          3.00

        $4.00                     2,600           1.65                4.00                  2,600          4.00

        $5.00                   180,000           1.04                5.00                180,000          5.00

        $5.36                    47,250           0.17                5.36                 47,250          5.36

        $6.38                     5,000           2.75                6.38                  5,000          6.38
                        ----------------                                           ---------------

                                434,850                                                   434,850
                        ================                                           ===============


17.      NET CAPITAL REQUIREMENTS

         National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which the Company is a market maker. At September 30, 2002, National's net capital exceeded the requirement by $1,050,000.

         Advances, dividend payments and other equity withdrawals from its subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

18.      EMPLOYEE BENEFITS

         The Company's subsidiary has a defined 401(k) profit sharing plan that covers substantially all of its employees. Under the terms of the plan, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to the plan. The Company's annual contributions are made at the discretion of the Board of Directors. During the fiscal years September 30, 2002, September 28, 2001 and September 29, 2000, the Company made no such contributions.

19.      UNAUDITED QUARTERLY DATA

                                                  Selected Quarterly Financial Data
                                            (Dollars in thousands, except per share data)

                                            Dec. 31,      Mar. 30,      Jun. 29,       Sep. 28,
                                              2000          2001          2001           2001
                                          ---------------------------------------------------------
Revenues                                    $ 13,798      $ 15,286      $ 11,473        $ 9,667
                                          =========================================================

Net Loss                                    $   (672)     $   (521)     $ (1,963)       $(4,766)
                                          =========================================================

Loss per common share                       $  (0.31)     $  (0.24)     $  (0.88)       $ (2.16)
                                          =========================================================


                                            Dec. 31,      Mar. 31,      Jun. 30,       Sep. 30,
                                              2001          2002          2002           2002
                                          ---------------------------------------------------------

Revenues                                    $ 12,287      $ 10,970       $ 9,829        $ 8,916
                                          =========================================================

Net Loss                                    $   (434)     $ (1,064)      $  (574)      $ (1,373)
                                          =========================================================

Loss per common share                       $  (0.19)     $  (0.48)      $ (0.25)      $  (0.61)
                                          =========================================================

20.      FINANCIAL INFORMATION - OLYMPIC CASCADE FINANCIAL CORPORATION

           Olympic was organized in 1996, and began operations on February 6, 1997. The following Olympic (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.


                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                          September 30,              September 28,
                                                                              2002                       2001
                                                                       --------------------       --------------------
Cash, subject to immediate withdrawal                                     $          1,000           $         43,000
Other receivables                                                                        -                     12,000
Capital lease                                                                            -                    281,000
Investment in subsidiaries                                                       2,955,000                  3,521,000
Other assets                                                                       329,000                    501,000
                                                                       --------------------       --------------------
                                                                          $      3,285,000           $      4,358,000
                                                                       ====================       ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable, accrued expenses and other liabilities                  $        161,000           $        138,000
Payable to subsidiaries                                                                  -                    263,000
Capital lease payable                                                                    -                    300,000
Note payable                                                                     3,215,000                  3,035,000
                                                                       --------------------       --------------------
                                                                                 3,376,000                  3,736,000
Stockholders' equity (deficit)                                                     (91,000)                   622,000
                                                                       --------------------       --------------------
                                                                          $      3,285,000           $      4,358,000
                                                                       ====================       ====================

                            STATEMENTS OF OPERATIONS

                                                                               Fiscal Year Ended
                                                                     ----------------------------------
                                                                     September 30,    September 28,    September 29,
                                                                         2002             2001            2000
                                                                     ------------     -------------    -------------
       Operating expenses                                            $ (597,000)      $ (1,111,000)    $ (1,164,000)
       Other income(expense)
                 Interest and other income                               91,000              3,000           60,000
                 Gain (loss) on investment in subsidiaries           (3,239,000)        (6,230,000)       2,460,000
                                                                     ------------     -------------    -------------
       Net income (loss) before income tax                           (3,745,000)        (7,338,000)       1,356,000
       Discontinued operations, net of tax                              300,000         (1,002,000)         200,000
       Extraordinary item, net of tax                                        -             418,000                -
                                                                     ------------     -------------    -------------

       Net income (loss) before income tax                           $(3,445,000)     $ (7,922,000)    $  1,556,000
                                                                     ============     =============    =============


             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                Preferred Stock          Common Stock        Additional
                                             ----------------------  ----------------------   Paid-In
                                              Shares      Amount      Shares      Amount      Capital      Deficit        Total
                                             ---------   ----------  ----------  ----------  ----------   ----------    ----------
BALANCE, September 24, 1999                         -    $       -   1,694,595    $ 34,000   $10,151,000 $ (6,146,000)  $4,039,000

       Exercise Stock Options                       -            -     144,063       3,000       744,000            -      747,000
       Exercise of Stock Warrants                   -            -     315,188       6,000     1,589,000            -    1,595,000
       Options issued to consultants                -            -           -           -        82,000            -       82,000
       Warrants issued in connection
           with acquisiton                          -            -           -           -        20,000            -       20,000
       Net Income                                   -            -           -           -             -    1,556,000    1,556,000
                                             ---------   ----------  ----------  ----------  -----------  -----------    ----------

BALANCE, September 29, 2000                         -            -   2,153,846      43,000    12,586,000   (4,590,000)   8,039,000

       Exercise Stock Options                       -            -      73,603       2,000       273,000            -      275,000
       Issuance of restricted stock to
           former employees                         -            -       9,000           -        25,000            -       25,000
       Options issued to consultants                -            -           -           -       105,000            -      105,000
       Original discount on notes payable           -            -           -           -       100,000            -      100,000
       Net loss                                     -            -           -           -             -   (7,922,000)  (7,922,000)
                                             ---------   ----------  ----------  ----------  -----------  -----------   -----------

BALANCE, September 28, 2001                         -            -   2,236,449      45,000    13,089,000  (12,512,000)  $  622,000

       Issuance of restricted common stock
           in exchange of note                      -            -      38,000           -        49,000            -       49,000
       Issuance of restricted preferred
           stock                               17,825            -           -           -     1,683,000            -    1,683,000
       Issuance of restricted preferred
           stock in exchange of notes          10,000            -           -           -     1,000,000            -    1,000,000
       Net loss                                     -            -           -           -             -   (3,445,000)  (3,445,000)
                                             ---------   ----------  ----------  ----------  -----------  -----------   ----------

BALANCE, September 30, 2002                    27,825    $       -   2,274,449    $ 45,000   $15,821,000 $(15,957,000   $  (91,000)
                                             =========   ==========  ==========  ==========  ===========  ===========   ==========


                            STATEMENTS OF CASH FLOWS


                                                                                   Fiscal Year Ended
                                                             -------------------------------------------------------------
                                                             September 30, 2002   September 28, 2001    September 29, 2000
                                                             -------------------  -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                        $ (3,445,000)       $ (7,922,000)         $ 1,556,000
         Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities
             Loss on investment in subsidiaries                      3,114,000           8,204,000           (1,602,000)
             (Gain) on extraordinary item-extinguishment
                 of debt                                                     -            (418,000)                   -
             Compensation related to issuance of stock
                 options                                                     -             105,000               82,000
             Depreciation and amortization                             238,000             339,000              290,000
             Changes in assets and liabilities                         (94,000)           (123,000)            (388,000)
                                                             ------------------  ------------------   ------------------
         Net cash provided by (used in) operating activities          (187,000)            185,000              (62,000)
                                                             ------------------  ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of goodwill                                                -                   -              (30,000)
         Capital contributions to subsidiary                        (2,486,000)         (3,072,000)            (860,000)
                                                             ------------------  ------------------   ------------------

         Net cash used in investing activities                      (2,486,000)         (3,072,000)            (890,000)
                                                             ------------------  ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Exercise of stock options                                           -             275,000              747,000
         Proceeds from notes payable                                 1,548,000           3,000,000                    -
         Exercise of stock warrants                                          -                   -            1,595,000
         Issuance of common stock                                            -              25,000                    -
         Issuance of preferred                                       1,683,000                   -                    -
         Payments on capital lease                                    (281,000)           (340,000)            (340,000)
         Payments on notes payable                                    (319,000)            (61,000)          (1,034,000)
                                                             ------------------  ------------------   ------------------
         Net cash provided by financing activities                   2,631,000           2,899,000              968,000
                                                             ------------------  ------------------   ------------------

NET (DECREASE) INCREASE IN CASH                                        (42,000)             12,000               16,000

CASH BALANCE
         Beginning of year                                              43,000              31,000               15,000
                                                             ------------------  ------------------   ------------------
         End of year                                                   $ 1,000            $ 43,000             $ 31,000
                                                             ==================  ==================   ==================

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended September 30, 2002.

                                    PART III

Item 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item will be included in the Company's 2003 Proxy Statement and is incorporated herein by reference.

Item 11 - EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's 2003 Proxy Statement and is incorporated herein by reference.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this Item will be included in the Company's 2003 Proxy Statement and is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company's 2003 Proxy Statement and is incorporated herein by reference.

Item 14 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)- 14(c). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

 Item 15 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements are included in Part II, Item 8:

         1.     Financial Statements
                    Independent Auditors' Report
                    Consolidated Financial Statements
                       Statements of Financial Condition, September 30, 2002
                        and September 28, 2001
                       Statements of Operations, Years ended September 30, 2002,
                        September 28, 2001 and September 29, 2000
                       Statements of Changes in Stockholders' Equity, Years
                        ended September 30, 2002, September 28, 2001 and September 29, 2000
                       Statements of Cash Flows, Years ended September 30, 2002,
                        September 28, 2001 and September 29, 2000
                       Notes to Consolidated Financial Statements

         2.     Financial Statement Schedules

                    Schedules not listed above have been omitted because they are not applicable or have been included in footnotes to the consolidated financial statements.

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the fourth quarter ended September 30, 2002.

(c)      Exhibits

         See Exhibit Index.










                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  CERTIFICATION

I, Mark Goldwasser, certify that:

1) I have reviewed this annual report on Form 10-K of Olympic Cascade Financial Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                                        /s/ Mark Goldwasser
                                                        Mark Goldwasser
                                                        Chief Executive Officer
                                                        December 23, 2002

                                  CERTIFICATION

I, Robert H. Daskal, certify that:

1) I have reviewed this annual report on Form 10-K of Olympic Cascade Financial Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the auditcommittee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ Robert H. Daskal
                                                 Robert H. Daskal
                                                 Acting Chief Financial Officer
                                                 December 23, 2002

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC CASCADE FINANCIAL CORPORATION
(Registrant)



Date:    December 23, 2002           By:  /s/Mark Goldwasser
      ------------------------            -------------------------------------
                                          Mark Goldwasser
                                          President and Chief Executive Officer

Date:    December 23, 2002           By:  /s/Robert H. Daskal
      ------------------------            -------------------------------------
                                          Robert H. Daskal,
                                          Acting Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    December 23, 2002           By:  /s/Steven B. Sands
      ------------------------            -------------------------------------

                                          Steven B. Sands, Co-Chairman

Date:    December 23, 2002           By:  /s/Martin S. Sands
      ------------------------            -------------------------------------

                                          Martin S. Sands, Co-Chairman

Date:    December 23, 2002           By:  /s/Mark Goldwasser
      ------------------------            -------------------------------------

                                          Mark Goldwasser,
                                          President and Chief Executive Officer

Date:    December 23, 2002           By:  /s/Gary A. Rosenberg
      ------------------------            -------------------------------------
                                          Gary A. Rosenberg, Director

Date:    December 23, 2002           By:    /s/Robert J. Rosan
      ------------------------              -----------------------------------
                                            Robert J. Rosan, Director

Date:    December 23, 2002           By:    /s/Peter Rettman
      ------------------------              -----------------------------------
                                            Peter Rettman, Director

                                  EXHIBIT INDEX

      3.1     Certificate of  Incorporation,  as amended,  previously  filed as
              Exhibit 3.4 to Form 10-Q in May 2002 and hereby incorporated by reference.
      3.2     The  Company's  Bylaws,  as amended,  previously  filed as Exhibit
              3.3 to Form 10-Q in February 2002, and hereby incorporated by reference.
      3.3     The Company's By-Laws, as amended and restated on December 12,
              2001.
     10.1     Office lease, Chicago,  Illinois,  previously filed as Exhibit
              10.27 to Form 10-K in December 1996 and hereby incorporated by reference.
     10.2     Office lease,  Spokane,  Washington,  previously  filed as Exhibit
              10.28 to Form 10-K in December 1996 and hereby incorporated by reference.
     10.3     Amended office lease,  Chicago,  Illinois,  previously filed as
              Exhibit 10.29 to Form 10-K in December 1996 and hereby incorporated by reference.
     10.4 Purchase agreement between shareholders of Friend and the Company, previously filed as Exhibit 10.30 to Form 10-K in December 1997 and hereby incorporated by reference.
     10.5 Purchase agreement between shareholders of WestAmerica and the Company, previously filed as Exhibit 10.31 to Form 10-K in December 1997 and hereby incorporated by reference.
     10.6 Purchase agreement between shareholders of Travis and the Company, previously filed as Exhibit 10.32 to Form 10-K in December 1997 and hereby incorporated by reference.
     10.7 Borrowing agreement between Seattle-First National Bank and the Company, previously filed as Exhibit 10.33 to Form 10-K in December 1998 and hereby incorporated by reference.
     10.8 Note payable agreement, previously filed as Exhibit 10.34 to Form 10-K in December 1998 and hereby incorporated by reference.
     10.9 Note payable agreement, previously filed as Exhibit 10.35 to Form 10-K in December 1998 and hereby incorporated by reference.
     10.10 Note payable agreement, previously filed as Exhibit 10.36 to Form 10-K in December 1998 and hereby incorporated by reference.
     10.11 Sales agreement between Friend and the Company, previously filed as Exhibit 10.37 to Form 10-K in December 1998 and hereby incorporated by reference.
     10.12 1996 Stock Option Plan, previously filed as Exhibit 4.1 to Form S-8 in February 1999 and hereby incorporated by reference.
     10.13 1997 Stock Option Plan, previously filed as Exhibit 4.2 to Form S-8 in February 1999 and hereby incorporated by reference.
     10.14 1999 Stock Option Plan, previously filed as Exhibit 4.3 to Form S-8 in February 1999 and hereby incorporated by reference.
     10.15*   Employment  contract dated July 1999,  previously filed as Exhibit
              10.15 to Form 10-K in December 1999 and hereby incorporated by reference.
     10.16*   Employment  contract dated July 1999  previously  filed as Exhibit
              10.16 to Form 10-K in December 1999 and hereby incorporated by reference.
     10.17*   Employment  contract dated July 1999  previously  filed as Exhibit
              10.17 to Form 10-K in December 1999 and hereby incorporated by reference.
     10.18*   Employment  contract dated July 1999  previously  filed as Exhibit
              10.18 to Form 10-K in December 1999 and hereby incorporated by reference.
     10.19*   Employment  contract dated July 1999  previously  filed as Exhibit
              10.19 to Form 10-K in December 1999 and hereby incorporated by reference.

     10.20    Office  lease,  Seattle,  Washington  previously  filed as Exhibit
              10.20 to Form 10-K in December 1999 and hereby incorporated by reference.
     10.21 2000 Stock Option Plan, previously filed as Exhibit 4.1 to Form S-8 in June 2000 and hereby incorporated by reference.
     10.22*   Employment  contract  dated June 2000,  previously  filed as
              Exhibit 10.21 to Form 10-Q in August 2000 and hereby incorporated by reference.
     10.23 Form of Note payable agreement dated January 2001, previously filed as Exhibit 10.23 to Form 10-Q in May 2001 and hereby incorporated by reference.
     10.24    Secured  Demand Note dated February  2001,  previously  filed as
              Exhibit 10.24 to Form 10-Q in May 2001 and hereby incorporated by reference.
     10.25 Loan and security agreement dated January 2001, previously filed as Exhibit 10.25 to Form 10-Q in February 2001 and hereby incorporated by reference.
     10.26 2001 Stock Option Plan, previously included in the Proxy Statement -Schedule 14A filed in January 2001 and hereby incorporated by reference.
     10.27 Audit committee charter, previously filed as Exhibit 10.22 to Form 10-Q in August 2000 and hereby incorporated by reference.
     10.28 Clearing Agreement, previously filed as Exhibit 10.28 to Form 10-K in December 2001 and hereby incorporated by reference.
     10.29    First  Amendment to Clearing  Agreement,  previously  filed as
              Exhibit 10.29 to Form 10-K in December 2001 and hereby incorporated by reference.
     10.30 Purchase Agreement by and among Olympic Cascade Financial Corporation, Mark Goldwasser and Triage Partners, LLC dated as of December 14, 2001, previously filed as Exhibit 10.30 to Form 8-K in January 2002 and hereby incorporated by reference.
     10.31 Stock Purchase Agreement between Steven A. Rothstein, certain other persons or entities and Triage Partners, LLC dated as of December 14, 2001, previously filed as Exhibit 10.31 to Form 8-K in January 2002 and hereby incorporated by reference.
     10.32 Securities Exchange Agreement by and among Olympic Cascade Financial Corporation, Gregory P. Kusnick, Karen Jo Gustafson, Gregory C. Lowney and Maryanne K. Snyder dated as of December 14, 2001, previously filed as Exhibit 10.32 to Form 8-K in January 2002 and hereby incorporated by reference.
     10.33 Escrow Agreement by and made among Olympic Cascade Financial Corporation, Mark Goldwasser, Triage Partners, LLC and National Securities Corporation dated as of December 28, 2001, previously filed as Exhibit 10.33 to Form 8-K in January 2002 and hereby incorporated by reference.
     10.34    Second  Amendment to Clearing  Agreement, previously filed as
              Exhibit 10.34 to Form 10-Q in February 2002 and hereby incorporated by reference.
     10.35    Form of Warrant issued in December 2002.
     11.      Computation of Earnings per Share.
     16.1 Change in Certifying Accountant, previously filed in Form 8-K in August 1998 and hereby incorporated by reference.
     16.2 Investment Transaction, previously filed in Form 8-K in January 2002 and hereby incorporated by reference.
     16.3 Resignation of Director, previously filed in Form 8-K in April 2002 and hereby incorporated by reference.
     21.      Subsidiaries of Registrant.
     23.1 Consent of Feldman Sherb Erhlich & Co., P.C., previously filed to Forms S-8 in February 1999 and June 2000 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.

     23.2 Consent of Moss Adams LLP, previously filed to Forms S-8 in February 1999 and June 2000 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.
     23.3 Consent of Camhy Karlinsky & Stein LLP, previously filed to Form S-8 in February 1999 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.
     23.4 Consent of D'Ancona & Pflaum LLC, previously filed to Forms S-8 in June 2000 and June 2001 and hereby incorporated by reference.
     24. Power of Attorney, previously filed to Forms S-3 in May 1999 and June 1999
     99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    *Compensatory agreements









                              REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

THIS WARRANT AND THE SHARES OF COMMON STOCK WHICH MAY BE PURCHASED UPON THE EXERCISE OF THIS WARRANT HAVE BEEN ACQUIRED SOLELY FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES LAWS. SUCH SECURITIES MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF SUCH REGISTRATION OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY AND ITS COUNSEL THAT SUCH SALE, OFFER, PLEDGE OR HYPOTHECATION IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF THE ACT AND OF ANY APPLICABLE STATE SECURITIES LAWS UNLESS SOLD PURSUANT TO RULE 144 OF THE ACT.

                                                              October ___, 2002

                      OLYMPIC CASCADE FINANCIAL CORPORATION

                          COMMON STOCK PURCHASE WARRANT

         THIS CERTIFIES THAT, for value received, HOLDER, is entitled, upon the terms and subject to the conditions hereinafter set forth, at such times after the date hereof as are set forth below, to acquire from Olympic Cascade Financial Corporation, a Delaware corporation (the "Company"), in whole or, from time to time, in part, up to SHARES fully paid and nonassessable shares of Common Stock, $.02 par value, of the Company (the "Warrant Shares") at a purchase price per share (the "Exercise Price") of $1.25. Such number of shares, type of security and Exercise Price are subject to adjustment as provided herein, and all references to "Warrant Shares" and "Exercise Price" herein shall be deemed to include any such adjustment or series of adjustments. This Warrant is granted by the Company to the Holder pursuant to that certain Subscription Agreement dated October 17, 2002 by and among the Company and the Holder (the "Subscription Agreement") and that certain Confidential Private Placement Memorandum dated October 17, 2002 (The "Memorandum").

     1. Term.

        (a) Commencement of Exercisability. The Warrant is exercisable, in whole or in part, at any time and from time to time from the date hereof through the Expiration Date (as defined in Section 1(b) below), subject to Section 4 below.

        (b) Termination and Expiration. If not earlier exercised, the Warrant shall expire on the third anniversary of the date of the Final Closing (as defined in the Memorandum) (the "Expiration Date"), subject to Section 4 below.

     2. Method of Exercise; Payment; Issuance of New Warrant. Subject to Section 1 hereof, exercise of this Warrant shall be made, in whole or in part, by the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit A duly executed) at the principal office of the Company and by the payment to the Company of an amount equal to the Exercise Price multiplied by the number of Warrant Shares being purchased, which amount may be paid in cash or by check. In the event of any exercise of the rights represented by this Warrant, certificates for the Warrant Shares so purchased shall be delivered to the Holder hereof within a reasonable time and, unless this Warrant has been fully exercised or expired, a new Warrant representing that portion of the Warrant Shares, if any, with respect to which this Warrant shall not then have been exercised, shall also be issued to the Holder within such reasonable time.

     3. Stock Fully Paid; Reservation of Warrant Shares. All of the Warrant Shares issuable upon the exercise of the rights represented by this Warrant will, upon issuance and receipt of the Exercise Price therefor, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by this Warrant may be exercised, the Company shall at all times have authorized and reserved for issuance a sufficient number of shares of Common Stock to provide for the exercise of the rights represented by this Warrant.

     4. Adjustment of Exercise Price and Number of Shares of Warrant Shares. Subject to the provisions of Section 2 hereof, the number and kind of securities purchasable upon the exercise of this Warrant and the Exercise Price therefor shall be subject to adjustment, from time to time, upon the occurrence of certain events, as follows:

        (a) In the event the Company shall at any time following the date hereof subdivide the outstanding shares of Common Stock, or shall issue a stock dividend on its outstanding Common Stock, the number of shares of Common Stock issuable upon exercise of this Warrant immediately prior to such subdivision or to the issuance of such stock dividend shall be proportionately increased, and the Exercise Price shall be proportionately decreased; and in the event the Company shall at any time following the date hereof combine the outstanding shares of Common Stock, the number of shares of Common Stock issuable upon exercise of this Warrant immediately prior to such combination shall be proportionately decreased, and the Exercise Price shall be proportionately increased, effective at the close of business on the date of such subdivision, stock dividend or combination, as the case may be.

        (b) If the Company is, following the date hereof, recapitalized through the subdivision or combination of its outstanding shares of Common Stock into a larger or smaller number of shares, the number of shares of Common Stock for which this Warrant may be exercised shall be increased or reduced in the same proportion as the increase or decrease in the outstanding shares of Common Stock and the then applicable Exercise Price shall be adjusted by multiplying by a fraction with a numerator equal to the number of shares of Common Stock purchasable upon exercise hereof immediately prior to such subdivision or combination and the denominator of which shall be the number of shares of Common Stock purchasable immediately following such subdivision or combination.

        (c) Subject to Section 1 hereof, in the event of any consolidation or merger of the Company with another entity in a bona fide transaction (i.e., not a mere recapitalization, reincorporation for the purpose of changing corporate domicile, or similar transaction), at any time prior to the Expiration Date, the Holder shall have the right upon exercise of this Warrant, to receive the same kind and number of Warrant Shares and other securities, cash or other property as would have been distributed to the Holder had the Holder exercised this Warrant immediately prior to such consolidation or merger. Notwithstanding the foregoing, in the event that the per share consideration price paid in the bona fide transaction is lower than the then effective Exercise Price, this Warrant shall expire without value upon consummation of the bona fide transaction.

     5. Fractional Shares. No fractional shares of Common Stock will be issued in connection with any exercise hereunder, but in lieu thereof, the Company shall make a cash payment therefor upon the basis of the Exercise Price then in effect.
     6. Transfer, Assignment or Loss of Warrant and Warrant Shares.

        (a) This Warrant and the Warrant Shares to be issued or issuable upon exercise of this Warrant, may not be assigned or transferred except as provided in this Section 6 and in accordance with and subject to the provisions of the Securities Act of 1933, as amended, and the Rules and Regulations promulgated thereunder (said Act and such Rules and Regulations being hereinafter collectively referred to as the "Act"). Upon exercise of this Warrant, the holder hereof shall confirm in writing, in the form of Exhibit B, that the shares of Common Stock so purchased are being acquired for investment and not with a view toward distribution or resale. Any purported transfer or assignment made other than in accordance with this Section 6 shall be null and void and of no force and effect.

        (b) Any assignment permitted hereunder shall be made by surrender of this Warrant to the Company at its principal office with the Assignment Form attached hereto as Exhibit C duly executed. In such event the Company shall, upon payment by the Holder of any issuance or transfer tax incurred or to be incurred by the Company with respect to such transfer, execute and deliver a new Warrant in the name of the assignee named in such instrument of assignment and this Warrant shall promptly be canceled. This Warrant may be divided or combined with other warrants which carry the same rights upon presentation thereof at the principal office of the Company together with a written notice signed by the Holder thereof, specifying the names and denominations in which new warrants are to be issued. Upon any partial transfer, the Company will sign, issue and deliver to the Holder a new Warrant with respect to any portion not so transferred.

        (c) Upon receipt by the Company of evidence satisfactory to it of the loss, theft, destruction or mutilation of this Warrant (provided that an affidavit of the Holder shall be satisfactory for such purpose), and of indemnity satisfactory to it (provided that if the Holder is the original Holder of this Warrant, its own indemnification agreement shall under all circumstances be satisfactory, and no bond shall be required), and upon surrender and cancellation of this Warrant, if mutilated, the Company will execute and deliver a new Warrant of like tenor and date and any such lost, stolen, or destroyed Warrant shall thereupon become void.

        (d) In order to ensure compliance with the restrictions referred to herein, the Company may issue appropriate "stop transfer" instructions to its transfer agent.

        (e) The Company shall not be required (i) to transfer on its books the Warrant or any Warrant Shares that have been sold or otherwise transferred in violation of any of the provisions of this Warrant or (ii) to treat as owner of such Warrant Shares or to accord the right to vote or pay dividends to an purchaser or other transferee to whom such Warrant Shares shall have been so transferred.

     7. Representations and Covenants of the Holder. The Holder represents that this Warrant and any Warrant Shares issued or issuable upon exercise of this Warrant, to be received will be acquired for investment for its own account, not as a nominee or agent, and not with a view to the sale or distribution of any part thereof, and that it has no present intention of selling, granting any participation in or otherwise distributing the same. Such Holder understands and acknowledges that the offering of this Warrant, and any issuance of Common Stock on conversion thereof, will not be registered under the Securities Act on the ground that the sale provided for in this Agreement and the issuance of securities hereunder is exempt from registration pursuant to Section 4(2) of the Act, and that the Company's reliance on such exemption is predicated on the Holder's representations set forth herein. Such Holder represents that it is experienced in evaluating companies such as the Company, is able to fend for itself in investments such as this one, and has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of its prospective investment in the Company.

     8. Rights of Stockholders. No holder of this Warrant shall be entitled, as a Warrant holder, to vote or receive dividends or be deemed the holder of Common Stock or any other securities of the Company which may at any time be issuable on the exercise hereof for any purpose, nor shall anything contained herein be construed to confer upon the holder of this Warrant, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issuance of stock, reclassification of stock, change of par value or change of stock to no par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise until the Warrant shall have been exercised and the Warrant Shares purchasable upon the exercise hereof shall have become deliverable, as provided herein.

     9. Registration Rights. The shares of Common Stock obtained upon exercise of this Warrant shall have the registration rights set forth in the Registration Rights Agreement dated October , 2002 and the term "Registrable Securities" as defined in such Registration Rights Agreement shall include the Common Stock obtained upon exercise of this Warrant.

     10. Notices, Etc. All notices and other communications from the Company to the Holder shall be mailed by first class registered or certified mail, postage prepaid, at such address as may have been furnished to the Company in writing by the Holder.

     11. Governing Law, Headings. This Warrant shall be construed and enforced in accordance with and governed by the laws of the State of New York. The headings in this Warrant are for purposes of reference only, and shall not limit or otherwise affect any of the terms hereof.

"COMPANY"

OLYMPIC CASCADE FINANCIAL CORPORATION



By:
   ----------------------------------------------------

Name: Mark Goldwasser

Title:  Chief Executive Officer













                      [Signature Page to Investor Warrant]

                                    EXHIBIT A

                               NOTICE OF EXERCISE

         TO:      OLYMPIC CASCADE FINANCIAL CORPORATION

                      (i) The undersigned hereby elects to purchase ___________ shares of Common Stock pursuant to the terms of the attached Warrant, and tenders herewith payment of the purchase price of such Common Stock in full.

                      (ii) Please issue a certificate or certificates representing said Common Stock in the name of the undersigned or in such other name as is specified below:

         Name:

         Address:


                      (iii) The undersigned hereby represents and warrants that the aforesaid shares of Common Stock are being acquired for the account of the undersigned for investment and not with a view to, or, for resale in connection with the distribution thereof, and that the undersigned has no present intention of distributing or reselling such shares.



         By:
            --------------------------------------------------

         Name:
              ------------------------------------------------

         Title:
               -----------------------------------------------

         Date:
              ------------------------------------------------

                                    EXHIBIT B

                       INVESTMENT REPRESENTATION STATEMENT

PURCHASER:

COMPANY:              OLYMPIC CASCADE FINANCIAL CORPORATION

SECURITY:             COMMON STOCK

AMOUNT:

DATE:

         In connection with the purchase of the above-listed securities (the "Securities"), I, the Purchaser, represent to the Company the following:

         (a) I am aware of the Company's business affairs and financial condition, and have acquired sufficient information about the Company to reach an informed and knowledgeable decision to acquire the Securities. I am purchasing these Securities for my own account for investment purposes only and not with a view to, or for the resale in connection with, any "distribution" thereof for purposes of the Securities Act of 1933 ("Securities Act").

         (b) I understand that the Securities have not been registered under the Securities Act in reliance upon a specific exemption therefrom, which exemption depends upon, among other things, the bona fide nature of my investment intent as expressed herein. In this connection, I understand that, in the view of the Securities and Exchange Commission ("SEC"), the statutory basis for such exemption may be unavailable if my representation was predicated solely upon a present intention to hold these Securities for the minimum capital gains period specified under tax statutes, for a deferred sale, for or until an increase or decrease in the market price of the Securities, or for a period of one year or any other fixed period in the future.

         (c) I further understand that the Securities must be held for at least one (1) year under Rule 144 promulgated under the Securities Act, unless subsequently registered under the Securities Act or unless an exemption from registration is otherwise available. Moreover, I understand that the Company is under no obligation to register the Securities except as set forth in the Registration Rights Agreement. In addition, I understand that the certificate evidencing the Securities will be imprinted with a legend which prohibits the transfer of the Securities unless they are registered or such registration is not required in the opinion of counsel for the Company.

         (d) I am aware of the provisions of Rule 144, promulgated under the Securities Act, which, in substance, permits limited public resale of "restricted securities" acquired, directly or indirectly, from the issuer thereof (or from an affiliate of such issuer), in a non-public offering subject to the satisfaction of certain conditions.

         (e) I am aware that the Securities involve a high degree of risk and that I may suffer a total loss of my investment. I have been provided with the Company's periodic reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "34 Act Filings"), including the Company's most recently filed Annual Report on Form 10-K and Quarterly Report on Form 10-Q. I have read the information in such reports, including the information under the caption "Risk Factors" contained in the Company's 34 Act Reports.

         (f) I further understand that in the event all of the requirements of Rule 144 are not satisfied, registration under the Securities Act, compliance with Regulation A, or some other registration exemption will be required; and that, notwithstanding the fact that Rule 144 is not exclusive, the Staff of the SEC has expressed its opinion that persons proposing to sell private placement securities other than in a registered offering and otherwise than pursuant to Rule 144 will have a substantial burden of proof in establishing that an exemption from registration is available for such offers or sales, and that such persons and their respective brokers who participate in such transactions do so at their own risk.




         -------------------------------
         Name of Purchaser

         -------------------------------
         Signature of Authorized Signatory

         -------------------------------
         Print Name and Title

         -------------------------------
         Date

                                    EXHIBIT C

                                 ASSIGNMENT FORM

         FOR VALUE RECEIVED, _______________________________ hereby sells, assigns and transfers unto ____________________________________________ (Name and Address) the right to purchase Warrant Shares represented by this Warrant to the extent of ___________ shares and does hereby irrevocably constitute and appoint ____________________________ __________________, attorney, to transfer the same on the books of the Company with full power of substitution in the premises.



         Dated:
                ----------------,------

         By:
            ----------------------------------------------

         Name:
              --------------------------------------------

         Title:
               -------------------------------------------

                                   EXHIBIT 11
                      OLYMPIC CASCADE FINANCIAL CORPORATION

                        COMPUTATION OF EARNINGS PER SHARE


                                                                                   Years Ended
                                                            ------------------------------------------------------------
                                                             September 30,         September 28,         September 29,
                                                                 2002                  2001                  2000
                                                            ----------------      ----------------      ----------------
Net Income (Loss) from continuing operations
    before income taxes and extraordinary item                 $ (3,745,000)         $ (7,338,000)          $ 1,356,000

Income (Loss) from discontinued operations                          300,000            (1,002,000)              200,000

Income from extraordinary item                                            -               418,000                     -
                                                            ----------------      ----------------      ----------------

Net Income (Loss)                                              $ (3,445,000)         $ (7,922,000)          $ 1,556,000
                                                            ================      ================      ================

 Earnings (Loss) Per Share from continuing operations
    before income taxes and extraordinary item
              Basic Earnings (Loss) Per Share                  $      (1.66)         $      (3.33)          $      0.70
                                                            ================      ================      ================
              Diluted Earnings (Loss) Per Share                $      (1.66)         $      (3.33)          $      0.64
                                                            ================      ================      ================

 Earnings (Loss) Per Share from discontinued operations
              Basic Earnings Per Share                         $       0.13          $      (0.45)          $      0.10
                                                            ================      ================      ================
              Diluted Earnings Per Share                       $       0.13          $      (0.45)          $      0.09
                                                            ================      ================      ================

 Earnings Per Share of extraordinary item
              Basic Earnings Per Share                         $          -          $       0.19           $         -
                                                            ================      ================      ================
              Diluted Earnings Per Share                       $          -          $       0.19           $         -
                                                            ================      ================      ================

 Earnings (Loss) Per Share
              Basic Earnings (Loss) Per Share                  $      (1.53)         $      (3.59)          $      0.80
                                                            ================      ================      ================
              Diluted Earnings (Loss) Per Share                $      (1.53)         $      (3.59)          $      0.73
                                                            ================      ================      ================

Weighted Average Common Shares
Outstanding - Basic for the period                                2,255,449             2,207,101             1,947,572

Add common equivalent shares upon
exercise of stock options                                                 -                     -               177,179
                                                            ----------------      ----------------      ----------------
Weighted Average Common Shares
Outstanding - Diluted for the period                              2,255,449             2,207,101             2,124,751
                                                            ================      ================      ================


                                                                     EXHIBIT 21


                      OLYMPIC CASCADE FINANCIAL CORPORATION


Subsidiaries of the Registrant

September 30, 2002


                                                                                       Percentage
                                                                                       of Voting
                                                              State of                 Securities
Subsidiary Name                                               Incorporation            Owned

National Securities Corporation                               Washington                100%


Robotic Ventures Group LLC                                    Delaware                 24.5%









                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Olympic Cascade Financial Corporation (the "Company") on Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Goldwasser, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

            (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                        /s/Mark Goldwasser
                                                        Mark Goldwasser
                                                        Chief Executive Officer
                                                        December 23, 2002

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Olympic Cascade Financial Corporation (the "Company") on Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert H. Daskal, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

            (1)      The Report fully  complies  with the  requirements  of
                     section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                 /s/Robert H. Daskal
                                                 Robert H. Daskal
                                                 Acting Chief Financial Officer
                                                 December 23, 2002