Form 10-Q
period 2002-12-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2003-02-13
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2002         Commission File Number 001-12629

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                     (Exact name of registrant as specified)


       DELAWARE                                         36-4128138
-------------------------                   -----------------------------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


            875 North Michigan Avenue, Suite 1560, Chicago, IL 60611
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:           (312) 751-8833


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at February 13, 2003 was 3,367,558.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                           December 31,        September 30,
                                                                                              2002                 2002
                                                                                           (unaudited)        (see note below)
                                                                                          --------------      ----------------
CASH, subject to immediate withdrawal                                                       $   295,000         $   325,000
CASH, restricted                                                                                  4,000             309,000
DEPOSITS                                                                                      1,088,000           1,489,000
RECEIVABLES
          Broker-dealers and clearing organizations                                           1,782,000           1,269,000
          Other, net of reserve for uncollectible accounts of $209,000                        1,006,000           1,155,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                          771,000             799,000
SECURITIES HELD FOR RESALE, at market                                                         1,025,000             606,000
FIXED ASSETS, net                                                                               340,000             369,000
OTHER ASSETS                                                                                  1,754,000           1,627,000
                                                                                          --------------      --------------

                                                                                            $ 8,065,000         $ 7,948,000
                                                                                          ==============      ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

BANK OVERDRAFT                                                                              $    48,000         $   408,000
PAYABLES
          Broker-dealers and clearing organizations                                             810,000             490,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                               203,000             105,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                      2,201,000           2,821,000
NOTE PAYABLE - RELATED PARTY                                                                  1,000,000           1,000,000
NOTES PAYABLE                                                                                 3,499,000           3,215,000
                                                                                          --------------      --------------
                                                                                              7,761,000           8,039,000
                                                                                          --------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, $.01 par value, 100,000 shares authorized, 27,825 issued and outstanding
          Common stock, $.02 par value, 60,000,000 shares authorized, 3,290,635 and 2,274,449 issued and outstanding at December 31, 2002 and
             September 30, 2002, respectively                                                    66,000              45,000
          Additional paid-in capital                                                         12,578,000          12,045,000
          Deficit                                                                           (12,340,000)        (12,181,000)
                                                                                          --------------      --------------
                                                                                                304,000             (91,000)
                                                                                          --------------      --------------

                                                                                            $ 8,065,000         $ 7,948,000
                                                                                          ==============      ==============

Note: The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date.

                 See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                      ---------Three Months End---------
                                                                   December 31,                 December 31,
                                                                       2002                         2001
                                                                  -------------                 ------------
REVENUES:
Commissions                                                       $   6,008,000                 $  7,833,000
Net dealer inventory gains                                            3,557,000                    2,716,000
Interest                                                                312,000                      740,000
Transfer fees                                                           375,000                      385,000
Investment banking                                                      106,000                      102,000
Other                                                                   235,000                      511,000
                                                                  -------------                 ------------

                                                                     10,593,000                   12,287,000
                                                                  -------------                 ------------

EXPENSES:
Commissions                                                           6,901,000                    7,538,000
Salaries                                                              1,021,000                    1,278,000
Clearing fees                                                           682,000                    1,108,000
Communications                                                          558,000                      816,000
Occupancy costs                                                         753,000                      975,000
Interest                                                                 45,000                      392,000
Professional fees                                                       231,000                      282,000
Taxes, licenses, registration                                            85,000                       90,000
Other                                                                   476,000                      530,000
                                                                  -------------                 ------------
                                                                     10,752,000                   13,009,000
                                                                  -------------                 ------------
Loss from continuing operations before income
             taxes and discontinued operations                         (159,000)                    (722,000)

Income tax expense                                                            -                      (12,000)
                                                                  -------------                 ------------
Loss from continuing operations                                        (159,000)                    (734,000)

Income from discontinued operations, net of tax                               -                      300,000
                                                                  -------------                 ------------
NET LOSS                                                          $    (159,000)                $   (434,000)
                                                                  =============                 ============

EARNINGS (LOSS) PER COMMON SHARE

Basic:

             Loss from continuing operations                      $       (0.06)                $      (0.32)

             Income from discontinued operations                              -                         0.13
                                                                  -------------                 ------------
                         Net loss                                 $       (0.06)                $      (0.19)
                                                                  =============                 ============
Diluted:

             Loss from continuing operations                      $       (0.06)                $      (0.32)

             Income from discontinued operations                              -                         0.13
                                                                  -------------                 ------------
                         Net loss                                 $       (0.06)                $      (0.19)
                                                                  =============                 ============


Weighted average number of shares outstanding:
             Basic                                                    2,624,085                    2,236,449
                                                                  =============                 ============
             Diluted                                                  2,624,085                    2,236,449
                                                                  =============                 ============

                 See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  ------Three Months Ended-------
                                                                                December 31,          December 31,
                                                                                    2002                  2001
                                                                                -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $ (159,000)          $  (434,000)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
             Depreciation and amortization                                            65,000               137,000
             Change in net assets (liabilities) of discontinued operations                 -              (300,000)

   Changes in assets and liabilities
             Cash, cash equivalents and securities                                         -            36,926,000
             Restricted cash                                                         305,000                     -
             Deposits                                                                401,000             2,345,000
             Receivables                                                            (336,000)           26,928,000
             Securities held for resale                                             (419,000)              615,000
             Other assets                                                           (127,000)               29,000
             Payables                                                                 75,000           (62,536,000)
             Securities sold, but not yet purchased                                   98,000               219,000
                                                                                -------------         -------------
   Net cash provided by (used in) operating activities                               (97,000)            3,929,000
                                                                                -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of fixed assets                                                (36,000)              (21,000)
                                                                                -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
             Borrowings (payments) on line of credit                                       -            (3,500,000)
             Payments on capital lease                                                     -               (85,000)
             Proceeds from notes payable                                                   -             1,000,000
             Payments on notes payable                                               (91,000)              (12,000)
             Decrease in cash overdraft                                             (360,000)           (1,556,000)
             Net proceeds from issuance of preferred stock                                 -               972,000
             Net proceeds from issuance of common stock and warrants                 554,000                     -
                                                                                -------------         -------------
   Net cash provided by (used in) financing activities                               103,000            (3,181,000)
                                                                                -------------         -------------

NET INCREASE (DECREASE) IN CASH                                                      (30,000)              727,000

CASH BALANCE
             Beginning of the period                                                 325,000               150,000
                                                                                -------------         -------------

             End of the period                                                    $  295,000           $   877,000
                                                                                =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
             Cash paid during the period for
             Interest                                                             $   45,000           $   345,000
                                                                                =============         =============
             Income taxes                                                         $        -           $    12,000
                                                                                =============         =============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
                FINANCING ACTIVITIES
             Exchange of notes payable for preferred stock                        $        -           $ 1,000,000
                                                                                =============         =============
             Conversion of accounts payable to note payable                       $  375,000           $         -
                                                                                =============         =============

                 See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended December 31, 2002 and December 31, 2001 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Certain revenues classified as net dealer inventory gains and other revenues in prior quarters have been reclassified as commission revenues to conform with the presentation used in the December 31, 2002 financial statements.

NOTE 2 - PRIVATE PLACEMENT

In the first quarter of fiscal year 2003, the Company consummated a private placement (the "Private Offering") of its securities to a limited number of "accredited investors" pursuant to Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's common stock, $.02 par value per share (the "Common Stock") and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Net proceeds of $554,500 closed in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 Warrants.

NOTE 3 - LOAN FROM FIRST CLEARING CORPORATION

In the first quarter of fiscal year 2003, First Clearing Corporation ("First Clearing") loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan is due to be repaid in January 2004. Additionally, First Clearing has waived its stockholders' equity covenant as of December 31, 2002. The minimum level of stockholders' equity required to be maintained will be $500,000 as of March 31, 2003 and $1,000,000 as of June 30, 2003.

NOTE 4 - CLOSING OF WESTAMERICA INVESTMENT GROUP

In December 2001, the Company's former subsidiary, WestAmerica Investment Group ("WestAmerica") voluntarily withdrew its membership with the National
Association of Securities Dealers ("NASD"), ceased to conduct business as a broker-dealer, and filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica had been operated as a separate legal entity, and the Company believes it will not have any ongoing liability for any unpaid obligations of WestAmerica. Consequently, in the first quarter of fiscal year 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities.

NOTE 5 - CONTINGENCIES

National Securities Corporation, the Company's wholly-owned subsidiary ("National"), has been named, together with others, as a defendant in a consolidated class action lawsuit filed against Complete Management, Inc. No specific amount of damages has been sought against the Company in the complaint. In June 2000, the Company filed a motion to dismiss this action. In March 2001, the United States District Court for the Southern District of New York denied the Company's motion to dismiss. In May 2001, National submitted its answer to the complaint in which it set forth its defenses. In November 2001, the plaintiffs filed a motion to certify the class. Plaintiffs thereafter withdrew their motion and the case was referred to mediation. The mediation process is moving toward a global settlement of the matter. Should the matter not be settled, National will pursue its defenses, which it believes are meritorious.

In April 2002, a former executive officer of the Company, Craig M. Gould, commenced an action against the Company claiming a breach of his employment contract, and seeking approximately $575,000 in damages. The Company believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time.

In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. National's time to answer has not yet expired. National believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, which in the aggregate seek general and punitive damages approximating $4.8 million. These matters arise out of the normal course of business. The Company believes it has meritorious defenses and intends to vigorously defend these actions, although the ultimate outcome of the matters cannot be determined at this time.

NOTE 6 - ISSUANCE OF COMMON STOCK

In January 2003, the Company issued 76,923 shares of Common Stock and a three-year warrant to purchase 76,923 shares of Common Stock at $1.25 per share to D'Ancona & Pflaum LLC as payment of $50,000 of legal fees that were accrued as of September 30, 2002.

NOTE 7 - THE AMERICAN STOCK EXCHANGE

The Company has received a letter from The American Stock Exchange indicating that it is not in compliance with certain listing standards relating to (1) shareholders' equity of less than $2.0 million and losses from continuing operations and/or net losses in two out of its three most recent fiscal years, and (2) the requirement to have and maintain an audit committee comprised of at least three independent directors. The Company intends to submit to the Exchange a plan that indicates compliance with item (1) above within a maximum of 18 months, and the Company is actively seeking another independent director to satisfy item (2) above.

In the event that the Company fails to comply with the listing standards, the Company's common stock could trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and the Company's stock price, as well as the liquidity of the Company's common stock, may be adversely impacted as a result.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 26, 2002. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

Reclassification of Revenues

Certain revenues classified as net dealer inventory gains and other revenues in prior quarters have been reclassified as commission revenues to conform with the presentation used in the December 31, 2002 financial statements.

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

The Company's first quarter of fiscal year 2003 resulted in a decrease in total revenues and a corresponding greater decrease in expenses compared with the same period of fiscal year 2002. The decrease in revenues is due to the continued weakness in the securities markets compared to a year ago. However, as a result of management's efforts to reduce the fixed costs associated with its salaried employees, communication expenses, occupancy costs and other expenses, the Company's loss from continuing operations before income tax decreased $563,000 from $722,000 in the first quarter of fiscal year 2002 to $159,000 in the first quarter of fiscal year 2003.

Total revenues decreased $1,694,000, or 14%, to $10,593,000 in the first quarter of fiscal year 2003 from $12,287,000 in the first quarter of fiscal year 2002. The decrease in total revenues is primarily due to the weaker overall securities market compared with the securities market during the same period a year ago. Accordingly, commission revenues decreased $1,825,000 or 23% to $6,008,000 in the first quarter of fiscal year 2003 as compared to $7,833,000 in the first quarter of fiscal year 2002. Net dealer inventory gains increased $841,000, or 31%, to $3,557,000 in the first quarter of fiscal year 2003 from $2,716,000 in the first quarter of fiscal year 2002.

Investment banking revenues were virtually unchanged at $106,000 in the first quarter of fiscal year 2003 from $102,000 in the first quarter of fiscal year 2002. Interest income decreased $428,000, or 58%, to $312,000 in the first quarter of fiscal year 2003 from $740,000 in the first quarter of fiscal year 2002. This decrease is offset by the corresponding decrease in interest expense, which decreased $347,000, or 89%, to $45,000 in the first quarter of fiscal year 2003 from $392,000 in the first quarter of fiscal year 2002. The decrease in both interest income and interest expense is attributable to a decrease in the amount of customer credits and customer debits at National due to the conversion of its clearing business in the first quarter of fiscal year 2002, and a decrease in interest rates in 2003 as compared to 2002. Other revenues decreased $276,000, or 54%, to $235,000 in the first quarter of fiscal year 2003 from $511,000 in the first quarter of fiscal year 2002. The decrease is due to a decline in asset management fees, a decrease in service fees on IRA accounts that are now collected by First Clearing rather than the Company, and fewer order flow rebates from other broker-dealers.

In comparison with the 14% decrease in total revenues, total expenses decreased $2,257,000, or 17%, to $10,752,000 in the first quarter of fiscal year 2003 from $13,009,000 in the first quarter of fiscal year 2002. The decrease in total expenses is a result of management's efforts to streamline its operations and reduce costs.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $637,000, or 8%, to $6,901,000 in the first quarter of fiscal 2003 from $7,538,000 in the first quarter of fiscal 2002. This is consistent with the decrease in combined revenues from commissions, net dealer inventory gains and investment banking during the same period. Salaries decreased $257,000, or 20%, to $1,021,000 in the first quarter of fiscal year 2003 from $1,278,000 in the first quarter of fiscal year 2002. This decrease is due to management's ongoing efforts to reduce its fixed costs associated with salaried employees. Overall, combined commission and salary expenses as a percentage of revenue increased 3% to 75% during the first quarter of fiscal year 2003 compared to 72% during the first quarter of fiscal year 2002.

Clearing fees decreased $426,000, or 38%, to $682,000 from $1,108,000 in the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002. The decrease in clearing fees is due to the Company's self clearing a majority of its business in the first quarter of fiscal year 2002 compared to clearing all of its business through First Clearing in the first quarter of fiscal year 2003, as well as lower trading volume during the current period. Communication expenses decreased $258,000, or 32%, to $558,000 from $816,000 due to management's ongoing efforts to reduce its fixed costs associated with its communication expenses. Occupancy costs decreased $222,000, or 23%, to $753,000 from $975,000 in first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002. The decrease in occupancy expense is due to the Company's renegotiating certain long-term office leases, and finding subtenants to occupy unused space.

Professional fees decreased $51,000, or 18%, to $231,000 from $282,000 in the first quarter of fiscal years 2003 and 2002, respectively. The decrease in professional fees is due to a reduction in both the number and amount of legal consultations used in operating our business. Taxes, licenses and registrations were virtually unchanged at $85,000 in the first quarter of fiscal year 2003 and $90,000 in the first quarter of fiscal year 2002. Other expenses decreased $54,000, or 10%, to $476,000 from $530,000 in the first quarter of fiscal years 2003 and 2002, respectively. The decrease in other expenses is attributable to management's efforts to reduce travel and miscellaneous expenses.

Due to the continued slumping markets, the Company reported a net loss from continuing operations of $159,000 in the first quarter of fiscal year 2003 compared to a net loss from continuing operations of $734,000 the first quarter of fiscal year 2002. Overall, the diluted loss from continuing operations was $.06 per share for the first quarter of fiscal year 2003 as compared to a diluted loss from continuing operations of $.32 per share for the first quarter of fiscal year 2002.

In the first quarter of fiscal 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities. Overall, the net loss was $.06 per share in the first quarter of fiscal year 2003 as compared to a net loss of $.19 per share for the first quarter of fiscal year 2002.

Liquidity and Capital Resources

As with most financial services firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. Through December 2001, while acting as a self-clearing firm, these assets were financed primarily by National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. National utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing was used to maximize cash flow and was regularly repaid. The Company's line of credit was fully repaid and expired on December 31, 2001.

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which the Company is a market maker. At December 31, 2002, National's net capital exceeded the requirement by $1,178,000.

In December 2001, WestAmerica voluntarily withdrew its membership with the NASD, ceased conducting business as a broker-dealer, and filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. WestAmerica had been operated as a separate legal entity, and although the Company believes it will not have any ongoing liability for any unpaid obligations of WestAmerica, there can be no assurances that creditors of WestAmerica will not seek recovery of their claims from the Company.

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

As a result of the losses throughout fiscal year 2001, notably those of the fourth quarter, attributable in part to the unprecedented events in September 2001, the Company concluded that existing capital would not be sufficient to satisfy existing operations. The Company explored various transactions to finance the Company's operations. In December 2001, the Company completed a series of transactions under which certain new investors obtained a significant ownership in the Company. (For a more complete description of these transactions, see Item 1(b) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.) The Company continued to incur operating losses throughout fiscal year 2002, and as a result, the Company believed that its then existing capital was not sufficient to satisfy its current level of operations. Accordingly, the Company pursued additional sources of capital from various potential investors. In the fourth quarter of fiscal year 2002, the Company completed $210,000 of financing in the form of Series A Preferred Stock and continued to seek additional investors.

In the first quarter of fiscal year 2003, the Company consummated a private placement (the "Private Offering") of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's Common Stock and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Net proceeds of $554,500 were received in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 Warrants. The Company has agreed to file a Registration Statement under the Securities Act for the resale of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants, on or before March 3, 2003, and use its commercially reasonable efforts to cause such registration statement to become effective within 60 days after such filing and to maintain the effectiveness of such registration statement for a period of no less than the earlier of (i) the date on which all of the registrable securities may be resold without restriction pursuant to Rule 144(k) under the Securities Act, or (ii) the date on which all of the registrable securities have been sold. National acted as the placement agent on a best efforts basis for the Private Offering.

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

The conversion to First Clearing began in December 2001 and was completed in March 2002. In connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that was also contributed to National. The amount of the note that is repayable on each anniversary date is the principal and interest then outstanding divided by the remaining life of the note. Borrowings under the promissory note are forgivable based on achieving certain business performance and trading volumes of the Company over the life of the loan, that the Company has satisfied through the quarter ended December 31, 2002.

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

In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan is due to be repaid in January 2004. Additionally, First Clearing has waived the stockholders' equity covenant as of December 31, 2002. The minimum level of stockholders' equity required to be maintained was further amended to $500,000 as of March 31, 2003 and $1,000,000 as of June 30, 2003.

The Company believes that given the improved market conditions experienced during the first quarter of fiscal year 2003 compared with the prior quarter ended September 30, 2002, the continuation of such improved market conditions, and the proceeds from its capital-raising activities, funds will be sufficient to maintain its current level of business activities during fiscal year 2003. If current market conditions do not continue, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing. The Company's ability to obtain such financing could be adversely affected by recent developments relating to the listing of the Company's common stock on The American Stock Exchange (See Note 7 herein).

New Accounting Standards

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. " SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements.

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

The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short") and net positions as of December 31, 2002:


                           Long             Short             Net
                           --------         ---------         ---------
Corporate Stocks           $505,000         $132,000          $373,000 (long)
Corporate Bonds            $485,000         $     -           $485,000 (long)
Government Obligations     $ 35,000        $  71,000          $ 36,000 (short)

ITEM 4 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.


                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

During the quarter, there were no significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please refer to Note 5 herein, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

In the first quarter of fiscal year 2003, the Company consummated a private placement (the "Private Offering") of its securities to a limited number of "accredited investors" pursuant to Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's Common Stock and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Net proceeds of $554,500 were received in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 Warrants. The Company has agreed to file a Registration Statement under the Securities Act for the resale of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants, on or before March 3, 2003, and use its commercially reasonable efforts to cause such registration statement to become effective within 60 days after such filing and to maintain the effectiveness of such registration statement for a period of no less than the earlier of (i) the date on which all of the registrable securities may be resold without restriction pursuant to Rule 144(k) under the Securities Act, or (ii) the date on which all of the registrable securities have been sold.

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

b) Reports on Form 8-K

None.

                                  CERTIFICATION

I, Mark Goldwasser, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Olympic Cascade Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                                         /s/ Mark Goldwasser
                                                         Mark Goldwasser
                                                         Chief Executive Officer
                                                         February 13, 2003

                                  CERTIFICATION

I, Robert H. Daskal, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Olympic Cascade Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                  /s/ Robert H. Daskal
                                                  Robert H. Daskal
                                                  Acting Chief Financial Officer
                                                  February 13, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY



February 13, 2003                      By: /s/ Mark Goldwasser
                                           -------------------------------------
                                           Mark Goldwasser
                                           President and Chief Executive Officer




February 13, 2003                      By:/s/ Robert H. Daskal
                                          --------------------------------------

                                          Robert H. Daskal
                                          Acting Chief Financial Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Olympic Cascade Financial Corporation (the "Company") on Form 10-Q for the fiscal quarter ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Goldwasser, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                        /s/Mark Goldwasser
                                                        Mark Goldwasser
                                                        Chief Executive Officer
                                                        February 13, 2003

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Olympic Cascade Financial Corporation (the "Company") on Form 10-Q for the fiscal quarter ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert H. Daskal, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                  /s/Robert H. Daskal
                                                  Robert H. Daskal
                                                  Acting Chief Financial Officer
                                                  February 13, 2003