Form 10-Q
period 2003-03-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2003-05-16
CIK 1023844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended March 31, 2003     Commission File Number 001-12629

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at May 15, 2003 was 3,367,558.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          ASSETS
                                                                                        March 31,     September 30,
                                                                                          2003            2002
                                                                                       (unaudited)   (see note below)
                                                                                      ------------    ------------
CASH                                                                                  $      3,000    $    325,000
CASH, restricted                                                                             4,000         309,000
DEPOSITS                                                                                 1,091,000       1,489,000
RECEIVABLES
          Broker-dealers and clearing organizations                                      1,635,000       1,269,000
          Other, net of reserve for uncollectible accounts of $209,000                   1,111,000       1,155,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                     758,000         799,000
SECURITIES HELD FOR RESALE, at market                                                    1,644,000         606,000
FIXED ASSETS, net                                                                          301,000         369,000
OTHER ASSETS                                                                             1,775,000       1,627,000
                                                                                      ------------    ------------
                                                                                      $  8,322,000    $  7,948,000
                                                                                      ============    ============

                                            LIABILITIES AND STOCKHOLDERS' DEFICIT

BANK OVERDRAFT                                                                        $     97,000    $    408,000
PAYABLES - Broker-dealers and clearing organizations                                     1,320,000         490,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                          314,000         105,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                 2,392,000       2,821,000
NOTES PAYABLE                                                                            3,438,000       3,215,000
NOTE PAYABLE - RELATED PARTY                                                             1,000,000       1,000,000
                                                                                      ------------    ------------
                                                                                         8,561,000       8,039,000
                                                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
          Preferred stock, $.01 par value, 100,000 shares authorized; designated
             Series A 9% cumulative  convertible  preferred stock, 30,000 shares authorized; 27,825
             shares issued and outstanding (liquidation preference: $2,782,500)                 --              --
          Common stock, $.02 par value, 60,000,000 shares authorized, 3,367,558 and
             2,274,449 shares issued and outstanding at March 31, 2003 and
             September 30, 2002, respectively                                               67,000          45,000
          Additional paid-in capital                                                    12,628,000      12,045,000
          Deficit                                                                      (12,934,000)    (12,181,000)
                                                                                      ------------    ------------
                                                                                          (239,000)        (91,000)
                                                                                      ------------    ------------
                                                                                      $  8,322,000    $  7,948,000
                                                                                      ============    ============

Note: The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               -------- Three Months Ended ----------------Six Months Ended-------
                                                  March 31,          March 31,       March 31,         March 31,
                                                     2003              2002            2003              2002
                                               -----------------   --------------   --------------  --------------
REVENUES:
Commissions                                       $  5,887,000    $  7,077,000    $ 11,895,000    $ 14,911,000
Net dealer inventory gains                           2,668,000       2,747,000       6,225,000       5,463,000
Interest                                               304,000         338,000         616,000       1,077,000
Transfer fees                                          346,000         390,000         721,000         775,000
Investment banking                                      25,000          82,000         131,000         183,000
Other                                                  163,000         336,000         397,000         846,000
                                                  ------------    ------------    ------------    ------------
TOTAL REVENUES                                       9,393,000      10,970,000      19,985,000      23,255,000
                                                  ------------    ------------    ------------    ------------
EXPENSES:
Commissions                                          6,045,000       6,709,000      12,946,000      14,247,000
Salaries                                             1,060,000       1,481,000       2,081,000       2,759,000
Clearing fees                                          542,000       1,505,000       1,224,000       2,613,000
Communications                                         709,000         654,000       1,267,000       1,470,000
Occupancy costs                                        676,000         943,000       1,429,000       1,919,000
Interest                                                33,000          52,000          78,000         444,000
Professional fees                                      299,000         138,000         531,000         420,000
Taxes, licenses, registration                           48,000         118,000         133,000         208,000
Other                                                  572,000         486,000       1,047,000       1,016,000
                                                  ------------    ------------    ------------    ------------
TOTAL EXPENSES                                       9,984,000      12,086,000      20,736,000      25,096,000
                                                  ------------    ------------    ------------    ------------
Loss from continuing operations before                (591,000)     (1,116,000)       (751,000)     (1,841,000)
      income taxes and discontinued operations
Income tax benefit                                          --          52,000              --          40,000
                                                  ------------    ------------    ------------    ------------
Loss from continuing operations                       (591,000)     (1,064,000)       (751,000)     (1,801,000)
Income from discontinued operations, net of tax             --              --              --         300,000
                                                  ------------    ------------    ------------    ------------
Net loss                                              (591,000)     (1,064,000)       (751,000)     (1,501,000)
Preferred stock dividends                              (62,000)        (48,000)       (125,000)        (50,000)
                                                  ------------    ------------    ------------    ------------
Net loss attributable to common stockholders      $   (653,000)   $ (1,112,000)   $   (876,000)   $ (1,551,000)
                                                  ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted:
            Loss from continuing operations       $      (0.20)   $      (0.50)   $      (0.29)   $      (0.83)
            Income from discontinued operations             --              --              --            0.14
                                                  ------------    ------------    ------------    ------------
            Net loss attributable to
               common stockholders                $      (0.20)   $      (0.50)   $      (0.29)   $      (0.69)
                                                  ============    ============    ============    ============
Weighted average number of shares outstanding
            Basic and diluted                        3,347,900       2,236,449       2,982,015       2,236,449
                                                  ============    ============    ============    ============

See notes to consolidated financial statements
                                       3

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             -------Six Months Ended------
                                                                               March 31,       March 31,
                                                                                  2003           2002
                                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $   (751,000)   $ (1,501,000)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
             Depreciation and amortization                                        123,000         428,000
             Change in net assets (liabilities) of discontinued operations             --        (300,000)
   Changes in assets and liabilities
             Cash, cash equivalents and securities                                     --      37,293,000
             Restricted Cash                                                      305,000              --
             Deposits                                                             398,000       2,804,000
             Receivables                                                         (281,000)     28,617,000
             Securities held for resale                                        (1,038,000)        (54,000)
             Other assets                                                        (148,000)       (494,000)
             Payables                                                             826,000     (64,042,000)
             Securities sold, but not yet purchased                               209,000        (512,000)
                                                                             ------------    ------------
   Net cash provided by (used in) operating activities                           (357,000)      2,239,000
                                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of fixed assets                                             (55,000)        (52,000)
                                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
             Payments on line of credit                                                --      (3,500,000)
             Payments on capital lease                                                 --        (127,000)
             Proceeds from notes payable                                               --       1,598,000
             Payments on notes payable                                           (153,000)       (179,000)
             Decrease in cash overdraft                                          (311,000)     (1,252,000)
             Net proceeds from issuance of preferred stock                             --       1,222,000
             Net proceeds from issuance of common stock and warrants              554,000              --
                                                                             ------------    ------------
   Net cash provided by (used in) financing activities                             90,000      (2,238,000)
                                                                             ------------    ------------
NET DECREASE IN CASH                                                             (322,000)        (51,000)
CASH BALANCE
             Beginning of the period                                              325,000         150,000
                                                                             ------------    ------------
             End of the period                                               $      3,000    $     99,000
                                                                             ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
             Cash paid during the period for
             Interest                                                        $     79,000    $    466,000
                                                                             ============    ============
             Income taxes                                                    $         --    $     12,000
                                                                             ============    ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
                FINANCING ACTIVITIES
             Exchange of notes payable for preferred stock                   $         --    $  1,000,000
                                                                             ============    ============
             Exchange of notes payable for common stock                      $         --    $     49,000
                                                                             ============    ============
             Exchange of accounts payable for common stock                   $     50,000    $         --
                                                                             ============    ============
             Conversion of accounts payable for note payable                 $    375,000    $         --
                                                                             ============    ============

See notes to consolidated financial statements

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended March 31, 2003 and March 30, 2002 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Certain revenues classified as net dealer inventory gains and other revenues in prior quarters have been reclassified as commission revenues to conform with the presentation used in the March 31, 2003 financial statements without affecting the previously reported net income (loss).

NOTE 2 - SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of March 31, 2003:

                       Securities held  Securities sold, but
                         for resale       not yet purchased
                         ----------         ----------
Corporate Stocks         $  257,000         $  103,000
Corporate Bonds              90,000                 --
Government Obligations    1,297,000            211,000
                         ----------         ----------
                         $1,644,000         $  314,000
                         ==========         ==========

NOTE 3 - ISSUANCE OF SECURITIES

In the first quarter of fiscal year 2003, the Company consummated a private placement (the "Private Offering") of its securities to a limited number of "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's common stock, $.02 par value per share (the "Common Stock") and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Net proceeds of $554,500 closed in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 Warrants.

In January 2003, the Company issued 76,923 shares of Common Stock and a three-year warrant to purchase 76,923 shares of Common Stock at $1.25 per share to D'Ancona & Pflaum LLC, as payment of $50,000 of legal fees that were accrued as of September 30, 2002.

NOTE 4 - LOAN FROM FIRST CLEARING CORPORATION

In the first quarter of fiscal year 2003, First Clearing Corporation ("First Clearing") loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan is due to be repaid in January 2004. Additionally, First Clearing has waived its stockholders' equity covenant as of March 31, 2003, and set the excess net capital covenant at $850,000 as of March 31, 2003. Excess net capital as of March 31, 2003 was $873,000. The minimum level of stockholders' equity required to be maintained will be $1,000,000 as of June 30, 2003, and the minimum excess net capital required to be maintained will be $1,000,000 as of May 31, 2003.

NOTE 5 - CLOSING OF WESTAMERICA INVESTMENT GROUP

In December 2001, the Company's former wholly-owned subsidiary, WestAmerica Investment Group ("WestAmerica") voluntarily withdrew its membership with the National Association of Securities Dealers ("NASD"), ceased to conduct business as a broker-dealer, and filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. This filing eliminated the risk of loss for the liabilities in excess of assets, and accordingly that amount was reversed and reflected as income during the first quarter of fiscal year 2002 in the amount of $300,000. WestAmerica had been operated as a separate legal entity, and the Company believes it will not have any ongoing liability for any unpaid obligations of WestAmerica.

NOTE 6 - CONTINGENCIES

National Securities Corporation, the Company's wholly-owned subsidiary ("National"), has been named, together with others, as a defendant in a consolidated class action lawsuit filed against Complete Management, Inc. Plaintiffs in the class action are seeking approximately $80.0 million from all named parties. In June 2000, National filed a motion to dismiss this action. In March 2001, the United States District Court for the Southern District of New York denied National's motion to dismiss. In May 2001, National submitted its answer to the complaint in which it set forth its defenses. In November 2001, the plaintiffs filed a motion to certify the class. Plaintiffs thereafter withdrew their motion and the case was referred to mediation. The mediation process is moving toward a global settlement of the matter. National has agreed to settle its portion of this litigation, subject to court approval, for $100,000. Should the matter not be settled, National will pursue its defenses, which it believes are meritorious. However, the Company is unable to predict the outcome of this matter and accordingly, no adjustments have been made in the consolidated financial statements in response to this matter.

In April 2002, a former executive officer of the Company, Craig M. Gould, commenced an action against the Company claiming a breach of his employment contract, and seeking approximately $575,000 in damages. The Company believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time. However, the Company is unable to predict the outcome of this matter and accordingly, no adjustments have been made in the consolidated financial statements in response to this matter.

In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. National filed its answer, and believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time. However, the Company is unable to predict the outcome of this matter and accordingly, no adjustments have been made in the consolidated financial statements in response to this matter.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, which in the aggregate seek general and punitive damages approximating $2.6 million. These matters arise out of the normal course of business. The Company believes it has meritorious defenses and intends to vigorously defend these actions. However, the Company is unable to predict the outcome of these matters and accordingly, no adjustments have been made in the consolidated financial statements in response to these matters.

NOTE 7 - ADOPTION OF NEW ACCOUNTING STANDARD

During the current quarter, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure." This statement amended SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro forma net loss attributable to common stockholders for basic and diluted net loss per share as if the fair value-based method had been applied to all awards of options granted by the Company.

                                                                   Three Months Ended                   Six Months Ended
                                                             March 31, 2003   March 31, 2002      March 31, 2003    March 31, 2002
                                                            ---------------------------------    ---------------------------------
Net loss attributable to common stockholders - as reported       $ (653,000)    $ (1,112,000)        $ (876,000)     $ (1,551,000)
Stock-based employee compensation cost determined
under fair value method, net of tax effects                          (7,700)         (50,000)           (15,000)          (50,000)
                                                            ---------------------------------    ---------------------------------
Net loss attributable to common stockholders - pro forma         $ (660,700)    $ (1,162,000)        $ (891,000)     $ (1,601,000)
                                                            =================================    =================================
Net income (loss) per common share
Basic and diluted:
Net loss attributable to common stockholders - as reported          $ (0.20)         $ (0.50)           $ (0.29)          $ (0.69)
Per share stock-based employee compensation cost
determined under fair value method, net of tax effects                    -            (0.02)             (0.01)            (0.02)
                                                            ---------------------------------    ---------------------------------
Net loss attributable to common stockholders - pro forma            $ (0.20)         $ (0.52)           $ (0.30)          $ (0.71)
                                                            =================================    =================================

The Black-Scholes option valuation model was used to estimate the fair value of the options granted in the quarter and the six months ending March 31, 2003 and 2002. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from other options that are traded. In management's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:


                                        2003         2002
                                    -------------------------
Periods ended March 31,
Assumptions:
Risk-free interest rate                 4.06%         5.7%
Expected life, in years                  4.6          5.0
Expected volatility                      311%         286%

Results:
Fair value of options granted         $ 0.36       $ 1.15

NOTE 8 - CUMULATIVE DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Series A Cumulative Convertible Preferred Stock are to receive dividends on a quarterly basis at a rate of 9% per annum when, as and if declared by the Company's Board of Directors. At March 31, 2003, the amount of accumulated dividends on the Company's 27,825 issued and outstanding shares of preferred stock was $293,000.

NOTE 9 - INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during the period. Net income (loss) attributable to common stockholders reflects cumulative but unpaid preferred stock dividends on the Company's Preferred Stock issued during fiscal year 2002. Common Stock equivalents have been omitted as their inclusion would be antidilutive. For the three month periods ended March 31, 2003 and 2002, 2,384,065 and 1,406,751 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the six month periods ended March 31, 2003 and 2002, 2,384,065 and 1,406,751 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

NOTE 10 - THE AMERICAN STOCK EXCHANGE

The Company has received a letter from The American Stock Exchange (the "Exchange") indicating that it is not in compliance with certain listing standards relating to (1) shareholders' equity of less than $2.0 million and losses from continuing operations and/or net losses in two out of its three most recent fiscal years, and (2) the requirement to have and maintain an audit committee comprised of at least three independent directors. The Company has submitted to the Exchange a plan that indicates compliance with item (1) above within a maximum of 18 months and the Company is actively seeking another independent director to satisfy item (2) above. In the event that the Company fails to comply with the listing standards, the Company's common stock could trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and the Company's stock price, as well as the liquidity of the Company's common stock, may be adversely impacted as a result.

NOTE 11 - BUSINESS OPERATIONS

Although the Company has continued to incur operating losses, the Company believes that based on the continuation of the improved market conditions and the Company's increased volume of business experienced in the month of April and the beginning of May 2003, funds will be sufficient to maintain its current level of business activities through the end of March 2004. Additionally, effective in April 2003, the Company implemented a temporary salary decrease for its employees. If current market conditions do not continue, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

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

Results of Operations

Reclassification of Revenues

Certain revenues classified as net dealer inventory gains and other revenues in prior quarters have been reclassified as commission revenues to conform with the presentation used in the March 31, 2003 consolidated financial statements. The revenues formerly classified as net dealer inventory gains were generated from principal trades to institutions that National charges a commission.

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

The Company's second quarter of fiscal year 2003 resulted in a decrease in total revenues and a corresponding greater decrease in expenses compared with the same period of fiscal year 2002. The decrease in revenues is due to the continued weakness in the securities markets compared to a year ago. However, as a result of management's efforts to reduce the fixed costs associated with its business, the Company's loss from continuing operations before income taxes decreased $525,000 from $1,116,000 in the second quarter of fiscal year 2002 to $591,000 in the second quarter of fiscal year 2003.

Total revenues decreased $1,577,000, or 14%, to $9,393,000 in the second quarter of fiscal year 2003 from $10,970,000 in the second quarter of fiscal year 2002. The decrease in total revenues is primarily due to a continued weaker overall securities market caused by the geopolitical crisis surrounding the conflicts in the Mid-East. Accordingly, commission revenues decreased $1,190,000 or 17% to $5,887,000 in the second quarter of fiscal year 2003 as compared to $7,077,000 in the second quarter of fiscal year 2002. Net dealer inventory gains decreased $79,000, or 3%, to $2,668,000 in the second quarter of fiscal year 2003 from $2,747,000 in the second quarter of fiscal year 2002. The decrease in commission revenue and net dealer inventory gains is due to an approximate 13% decrease in the Company's trading volume from the prior period.

Investment banking revenues decreased $57,000, or 70%, to $25,000 in the second quarter of fiscal year 2003 from $82,000 in the second quarter of fiscal year 2002. The decrease in revenues is primarily due to a general slow-down in the broader capital markets. Interest income decreased $34,000, or 10%, to $304,000 in the second quarter of fiscal year 2003 from $338,000 in the second quarter of fiscal year 2002. The decrease in interest income is attributable to a decrease in the amount of customer credits and customer debits in National's customers' accounts. Other revenues decreased $173,000, or 51%, to $163,000 in the second quarter of fiscal year 2003 from $336,000 in the second quarter of fiscal year 2002. The decrease is due to a decline in order flow rebates from other broker-dealers.

In comparison with the 14% decrease in total revenues, total expenses decreased $2,102,000, or 17%, to $9,984,000 in the second quarter of fiscal year 2003 from $12,086,000 in the second quarter of fiscal year 2002. The decrease in total expenses is a result of management's efforts to streamline its operations and reduce costs.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased by $664,000, or 10%, to $6,045,000 in the second quarter of fiscal 2003 from $6,709,000 in the second quarter of fiscal 2002. Salaries decreased $421,000, or 28%, to $1,060,000 in the second quarter of fiscal year 2003 from $1,481,000 in the second quarter of fiscal year 2002. This decrease is due to management's ongoing efforts to reduce its fixed costs associated with salaried employees. Overall, combined commission and salary expenses as a percentage of revenue increased by 1% to 76% during the second quarter of fiscal year 2003 compared to 75% during the second quarter of fiscal year 2002. The increase is due to the decrease in interest and other income in the second quarter of fiscal year 2003 compared to the second quarter of fiscal year 2002.

Clearing fees decreased by $963,000, or 64%, to $542,000 from $1,505,000 in the second quarter of fiscal year 2003 compared to the second quarter of fiscal year 2002. The decrease in clearing fees is due to lower trading volume during the current period and a one time clearing charge of $548,000 incurred in the second quarter of fiscal year 2002. Communication expenses increased by $55,000, or 8%, to $709,000 from $654,000. The increase is due to higher usage of telequote services. Occupancy costs decreased $267,000, or 28%, to $676,000 from $943,000 in second quarter of fiscal year 2003 compared to the second quarter of fiscal year 2002. The decrease in occupancy expense is due to the Company's renegotiating certain long-term office leases, and finding subtenants to occupy unused space.

Professional fees increased by $161,000, or 117%, to $299,000 in the second quarter of fiscal year 2003 from $138,000 in the second quarter of fiscal year and 2002. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations. Taxes, licenses and registrations decreased by $70,000, or 59% in the second quarter of fiscal year 2003 to $48,000 from $118,000 in the second quarter of fiscal year 2002. The decrease is due to fewer license and registration fees associated with the Company's employees. Other expenses increased by $86,000, or 18%, to $572,000 from $486,000 in the second quarter of fiscal years 2003 and 2002, respectively. The decrease is due to reduced travel and entertainment expenses as well as fewer write-offs of bad debts.

Due to the continued slumping markets, the Company reported a net loss from continuing operations of $591,000 in the second quarter of fiscal year 2003 compared to a net loss from continuing operations of $1,064,000 in the second quarter of fiscal year 2002. Overall, the diluted loss from continuing operations was $.20 per share for the second quarter of fiscal year 2003 as compared to a diluted loss from continuing operations of $.50 per share for the second quarter of fiscal year 2002.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

The Company's first six months of fiscal year 2003 resulted in a decrease in total revenues and a corresponding greater decrease in expenses compared with the same period of fiscal year 2002. The decrease in revenues is due to the continued weakness in the securities markets compared to a year ago. However, as a result of management's efforts to reduce the fixed costs associated with its salaried employees, communication expenses, occupancy costs and other expenses, the Company's loss from continuing operations before income taxes decreased by $1,090,000 from $1,841,000 in the first six months of fiscal year 2002 to $751,000 in the first six months of fiscal year 2003.

Total revenues decreased by $3,270,000, or 14%, to $19,985,000 in the first six months of fiscal year 2003 from $23,255,000 in the first six months of fiscal year 2002. The decrease in total revenues is primarily due to a continued weaker overall securities market caused by the geopolitical crisis surrounding the conflicts in the Mid-East. Accordingly, commission revenues decreased by $3,016,000 or 20% to $11,895,000 in the first six months of fiscal year 2003 as compared to $14,911,000 in the first six months of fiscal year 2002. The decrease in commission revenue is due an approximate 8% decrease in the Company's trading volume from the prior period. Net dealer inventory gains increased by $762,000, or 14%, to $6,225,000 in the first six months of fiscal year 2003 from $5,463,000 in the first six months of fiscal year 2002.

Investment banking revenues decreased by $52,000, or 28%, to $131,000 in the first six months of fiscal year 2003 from $183,000 in the first six months of fiscal year 2002. The decrease in revenues is attributed to a general slow-down in the broader capital markets. Interest income decreased by $461,000, or 43%, to $616,000 in the first six months of fiscal year 2003 from $1,077,000 in the first six months of fiscal year 2002. The decrease in interest income is attributable to a decrease in the amount of customer credits and customer debits in National's customers' accounts Other revenues decreased by $449,000, or 53%, to $397,000 in the first six months of fiscal year 2003 from $846,000 in the first six months of fiscal year 2002. The decrease is due to a decline in order flow rebates from other broker-dealers.

In comparison with the 14% decrease in total revenues, total expenses decreased by $4,360,000, or 17%, to $20,736,000 in the first six months of fiscal year 2003 from $25,096,000 in the first six months of fiscal year 2002. The decrease in total expenses is a result of management's efforts to streamline its operations and reduce costs.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased by $1,301,000, or 9%, to $12,946,000 in the first six months of fiscal 2003 from $14,247,000 in the first six months of fiscal 2002. Salaries decreased by $678,000, or 25%, to $2,081,000 in the first six months of fiscal year 2003 from $2,759,000 in the first six months of fiscal year 2002. This decrease is due to management's ongoing efforts to reduce its fixed costs associated with salaried employees. Overall, combined commission and salary expenses as a percentage of revenue increased by 2% to 75% during the first six months of fiscal year 2003 compared to 73% during the first six months of fiscal year 2002. The increase is due to the decrease in interest income from the first six months of fiscal year 2003 compared to the first six months of fiscal year 2002.

Clearing fees decreased by $1,389,000,  or 53%, to $1,224,000 from $2,613,000 in the first six months of fiscal year 2003 compared to the first six months of fiscal year 2002. The decrease in clearing fees is due to lower trading volume during the current period and a one time clearing charge of $548,000 incurred in the first six months of fiscal year 2002. Communication expenses decreased $203,000, or 14%, to $1,267,000 from $1,470,000 in the first six months of fiscal year 2003 compared to the first six months of fiscal year 2002. The decrease is due to a reduction in voice and data charges. Occupancy costs decreased by $490,000, or 26%, to $1,429,000 from $1,919,000 in first six months of fiscal year 2003 compared to the first six months of fiscal year 2002. The decrease in occupancy expense is due to the Company's renegotiating certain long-term office leases, and finding subtenants to occupy unused space.

Professional fees increased by $111,000, or 26%, to $531,000 in the first six months of fiscal year 2003 from $420,000 in the first six months of fiscal year and 2002. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations. Taxes, licenses and registrations decreased by $75,000, or 36% in the first six months of fiscal year 2003 to $133,000 from $208,000 in the first six months of fiscal year 2002. The decrease is due to fewer license and registration fees associated with the Company's employees. Other expenses increased by $31,000, or 3%, to $1,047,000 from $1,016,000 in the first six months of fiscal year 2003 compared to the first six months of fiscal year 2002..

Due to the continued slumping markets, the Company reported a net loss from continuing operations of $751,000 in the first six months of fiscal year 2003 compared to a net loss from continuing operations of $1,801,000 in the first six months of fiscal year 2002. Overall, the diluted loss from continuing operations was $.29 per share for the first six months of fiscal year 2003 as compared to a diluted loss from continuing operations of $.83 per share for the first six months of fiscal year 2002.

In the first quarter of fiscal 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities. Overall, the net loss was $.29 per share in the first six months of fiscal year 2003 as compared to a net loss of $.69 per share for the first six months of fiscal year 2002.

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

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which the Company is a market maker. At March 31, 2003, National's net capital exceeded the requirement by $873,000.

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

In the first quarter of fiscal year 2003, the Company consummated a private placement (the "Private Offering") of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's Common Stock and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Net proceeds of $554,500 were received in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 Warrants. The Company has filed a Registration Statement on Form S-3 under the Securities Act for the resale of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants during the second quarter of fiscal year 2003. The Registration Statement is currently being reviewed by the SEC.

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

The conversion to First Clearing began in December 2001 and was completed in March 2002. In connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that was also contributed to National. The amount of the note that is repayable on each anniversary date is the principal and interest then outstanding divided by the remaining life of the note. Borrowings under the promissory note are forgivable based on achieving certain business performance and trading volumes of the Company over the life of the loan that the Company has satisfied through the quarter ended March 31, 2003.

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

In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan is due to be repaid in January 2004. Additionally, First Clearing has waived its stockholders' equity covenant as of March 31, 2003, and set the excess net capital covenant at $850,000 as of March 31, 2003. The minimum level of stockholders' equity required to be maintained will be $1,000,000 as of June 30, 2003, and the minimum excess net capital required to be maintained will be $1,000,000 as of May 31, 2003. The Company believes that future waivers will be available if needed.

Although the Company has continued to incur operating losses, the Company believes that based on the continuation of the improved market conditions and the Company's increased volume of business experienced in the month of April and the beginning of May 2003, funds will be sufficient to maintain its current level of business activities through the end of March 2004. Additionally, effective in April 2003, the Company implemented a temporary salary decrease for its employees. If current market conditions do not continue, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing. The Company's ability to obtain such financing could be adversely affected by recent developments relating to the listing of the Company's common stock on The American Stock Exchange (See Note 10 herein).

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

The following table shows the quoted market values of the Company's securities owned ("long"), securities sold but not yet purchased ("short") and net positions as of March 31, 2003:

                         Long                      Short             Net
                         ----                      -----             ---

Corporate Stocks           $    257,000       $ 103,000       $   154,000 (long)
Corporate Bonds            $     90,000       $      --       $    90,000 (long)
Government Obligations     $  1,297,000       $ 211,000       $ 1,086,000 (long)

ITEM 4 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-14(c) and 15(d)-14(c)). This evaluation has provided our Chief Executive Officer and Acting Chief Financial Officer with reasonable assurance that our disclosure controls and procedures are effective and can be relied upon to gather, analyze and disclose all information required to be included in our periodic SEC reports.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

During the quarter ended March 31, 2003, the Company agreed to settle its portion of the litigation relating to Complete Management, Inc., subject to court approval, for $100,000. There were no other significant developments in the Company's legal proceedings during the quarter. For a detailed discussion of the Company's legal proceedings, please refer to Note 6 herein, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

In the first quarter of fiscal year 2003, the Company consummated a private placement (the "Private Offering") of its securities to a limited number of "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's Common Stock and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Net proceeds of $554,500 were received in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 Warrants. National acted as the placement agent on a best efforts basis for the Private Offering. In consideration of the services rendered by National, National was
(i) paid a cash fee equal to ten percent (10%) of the gross proceeds received by the Company, and (ii) issued warrants to purchase such number of Units equal to ten percent (10%) of the Units sold in the Private Offering, at the same valuation received by investors in the Private Offering. The offering period for the Private Offering expired on February 17, 2003.

In January 2003, the Company issued 76,923 shares of Common Stock and a three-year warrant to purchase 76,923 shares of Common Stock at $1.25 per share to D'Ancona & Pflaum LLC, as payment of $50,000 of legal fees that were accrued as of September 30, 2002.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on March 13, 2003. Proxies were solicited by the Company pursuant to Regulation 14A under the Exchange Act of 1934, as amended. At the annual meeting, the Company's shareholders approved the following proposals:

1. The number of shares voted "for" and "withhold authority" in connection with the election of Robert J. Rosan as a Class II Director to the Board of Directors of the Company was as follows:

                                                          Withhold
                                            For          Authority
                                         ---------       ---------
                  In Person                285,000               0
                  By Proxy               3,190,060          78,980
                                         ---------          ------
                  Total                  3,475,060          78,980
                                         ---------          ------

The terms of Steven B. Sands and Martin S. Sands, Class I Directors, and Mark Goldwasser, Gary A. Rosenberg and Peter Rettman, Class III Directors, continued after the annual meeting.

2. The number of shares voted "for", "against" and "abstain" in connection with the ratification of Grassi & Co., CPAs P.C. as the Company's independent public accountants for the fiscal year ending September 30, 2003, was approved as follows:

                               For                Against           Abstain
                            ---------             -------           -------
      In Person               285,000                   0                 0
      By Proxy              3,233,354              35,449               237
                            ---------              ------               ---
      Total                 3,518,354              35,449               237
                            ---------              ------               ---

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K dated May 5, 2003 reporting a change in its independent public accountants.

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

                                                        /s/ Mark Goldwasser
                                                        ------------------------
                                                        Mark Goldwasser
                                                        Chief Executive Officer
                                                        May 15, 2003

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

                                               /s/ Robert H. Daskal
                                               ------------------------------
                                               Robert H. Daskal
                                               Acting Chief Financial Officer
                                               May 15, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

May 15, 2003                        By: /s/ Mark Goldwasser
                                        -------------------------
                                        Mark Goldwasser
                                        President and Chief Executive Officer

May 15, 2003                        By:/s/ Robert H. Daskal
                                       ---------------------------
                                       Robert H. Daskal
                                       Acting Chief Financial Officer