Form 10-Q
period 2003-06-30
OLYMPIC CASCADE FINANCIAL CORP
filed 2003-08-12
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended JUNE 30, 2003         Commission File Number 001-12629
                      -------------                                ---------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                            36-4128138
-------------------------------                         -----------------------
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
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at August 11, 2003 was 3,367,558.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS


                                                                                            June 30,         September 30,
                                                                                              2003               2002
                                                                                          (unaudited)       (see note below)
                                                                                         ---------------   ------------------
CASH                                                                                       $    242,000       $     325,000
CASH, restricted                                                                                      -             309,000
DEPOSITS                                                                                        840,000           1,489,000
RECEIVABLES
          Broker-dealers and clearing organizations                                           3,884,000           1,269,000
          Other, net of reserve for uncollectible accounts of $509,000 and $209,000
               at June 30, 2003 and September 30, 2002, respectively.                           794,000           1,155,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                          637,000             799,000
SECURITIES HELD FOR RESALE, at market                                                         2,103,000             606,000
FIXED ASSETS, net                                                                               261,000             369,000
OTHER ASSETS                                                                                  1,919,000           1,627,000
                                                                                         ---------------   ------------------
                                                                                           $ 10,680,000       $   7,948,000
                                                                                         ===============   ==================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

BANK OVERDRAFT                                                                             $        -         $     408,000
PAYABLES - Broker-dealers and clearing organizations                                          1,809,000             490,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                               295,000             105,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                      4,136,000           2,821,000
NOTES PAYABLE                                                                                 3,314,000           3,215,000
NOTE PAYABLE - RELATED PARTY                                                                  1,000,000           1,000,000
                                                                                         ---------------   ------------------
                                                                                             10,554,000           8,039,000
                                                                                         ===============   ==================

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, $.01 par value, 100,000 shares authorized; designated
             Series A 9% cumulative convertible preferred stock, 30,000 shares authorized; 27,825
             shares issued and outstanding (liquidation preference: $2,782,500)                     -                   -
          Common stock, $.02 par value, 60,000,000 shares authorized, 3,367,558 and
             2,274,449 shares issued and outstanding at June 30, 2003 and
             September 30, 2002, respectively                                                    67,000              45,000
          Additional paid-in capital                                                         12,628,000          12,045,000
          Accumulated deficit                                                               (12,569,000)        (12,181,000)
                                                                                         ---------------   ------------------
                                                                                                126,000             (91,000)
                                                                                         ---------------   ------------------
                                                                                            $10,680,000         $ 7,948,000
                                                                                         ===============   ==================

Note: The balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements at that date.

                                      See notes to condensed consolidated financial statements.


                                                                       2

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       -------- Three Months Ended ---------------Nine Months Ended--------
                                                           June 30,         June 30,          June 30,         June 30,
                                                             2003             2002              2003             2002
                                                        -------------  -------------     -------------    --------------
REVENUES:
Commissions                                              $10,566,000     $ 6,534,000      $ 22,461,000     $ 21,445,000
Net dealer inventory gains                                 3,192,000       2,324,000         9,417,000        7,787,000
Interest                                                     359,000         277,000           975,000        1,354,000
Transfer fees                                                572,000         260,000         1,293,000        1,035,000
Investment banking                                           214,000           9,000           345,000          192,000
Other                                                        172,000         425,000           570,000        1,270,000
                                                        -------------  -------------     -------------    --------------
TOTAL REVENUES                                            15,075,000       9,829,000        35,061,000       33,083,000
                                                        -------------  -------------     -------------    --------------

EXPENSES:
Commissions                                               10,328,000       5,824,000        23,274,000       20,070,000
Salaries                                                     898,000       1,205,000         2,979,000        3,964,000
Clearing fees                                                769,000         897,000         1,993,000        3,510,000
Communications                                               694,000         760,000         1,961,000        2,230,000
Occupancy costs                                              628,000         885,000         2,057,000        2,804,000
Interest                                                      31,000          33,000           109,000          477,000
Professional fees                                            382,000         267,000           912,000          687,000
Taxes, licenses, registration                                 95,000          76,000           229,000          284,000
Other                                                        887,000         496,000         1,935,000        1,512,000
                                                        -------------  -------------     -------------    --------------

TOTAL EXPENSES                                            14,712,000      10,443,000        35,449,000       35,538,000
                                                        -------------  -------------     -------------    --------------

Income (loss) from continuing operations before
      income taxes and discontinued operations               363,000        (614,000)         (388,000)      (2,455,000)

Income tax benefit                                               -            40,000               -             80,000
                                                        -------------  -------------     -------------    --------------

Income (loss) from continuing operations                     363,000        (574,000)         (388,000)      (2,375,000)

Income from discontinued operations, net of tax                  -               -                 -            300,000

                                                        -------------  -------------     -------------    --------------
Net income (loss)                                            363,000        (574,000)         (388,000)      (2,075,000)

Preferred stock dividends                                    (62,000)        (57,000)         (187,000)        (107,000)
                                                        -------------  -------------     -------------    --------------

Net income (loss) attributable to common stockholders    $   301,000     $  (631,000)     $   (575,000)    $ (2,182,000)
                                                        =============  ==============    ==============   ==============


NET INCOME (LOSS) PER COMMON SHARE

Basic:
           Income (loss) from continuing operations      $      0.09     $    (0.28)      $     (0.18)     $     (1.10)
           Income from discontinued operations                   -              -                 -               0.13
           Net income (loss) attributable to            -------------  --------------    --------------   --------------
              common stockholders                        $      0.09     $    (0.28)      $     (0.18)     $     (0.97)
                                                        =============  ==============    ==============   ==============

Diluted:
           Income (loss) from continuing operations      $      0.07     $    (0.28)      $     (0.18)     $     (1.10)
           Income from discontinued operations                   -              -                 -               0.13
           Net income (loss) attributable to            -------------  --------------    --------------   --------------
              common stockholders                        $      0.07     $    (0.28)      $     (0.18)     $     (0.97)
                                                        =============  ==============    ==============   ==============

Weighted average number of shares outstanding
           Basic                                           3,367,558       2,274,449         3,110,530        2,249,116
                                                        =============  ==============    ==============   ==============
           Diluted                                         5,229,722       2,274,449         3,110,530        2,249,116
                                                        =============  ==============    ==============   ==============


                                         See notes to condensed consolidated financial statements.


                                                                        3

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                --------------Nine Months Ended------
                                                                                  June 30,              June 30,
                                                                                    2003                  2002
                                                                                -------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $(388,000)          $ (2,075,000)
   Adjustments to reconcile net loss to net cash
   provided by operating activities
             Depreciation and amortization                                           174,000                499,000
             Change in net assets (liabilities) of discontinued operations               -                 (300,000)

   Changes in assets and liabilities
             Cash, cash equivalents and securities                                       -               37,313,000
             Restricted Cash                                                         309,000                    -
             Deposits                                                                649,000              3,204,000
             Receivables                                                          (2,092,000)            29,076,000
             Securities held for resale                                           (1,497,000)                64,000
             Other assets                                                           (292,000)               (98,000)
             Payables                                                              3,059,000            (64,124,000)
             Securities sold, but not yet purchased                                  190,000               (602,000)
                                                                                -------------        ----------------
   Net cash provided by operating activities                                         112,000              2,957,000
                                                                                -------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of fixed assets                                                (65,000)               (84,000)
                                                                                -------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
             Payments on line of credit                                                  -               (3,500,000)
             Payments on capital lease                                                   -                 (300,000)
             Proceeds from notes payable                                                 -                1,548,000
             Payments on notes payable                                              (276,000)              (211,000)
             Decrease in cash overdraft                                             (408,000)            (1,556,000)
             Net proceeds from issuance of preferred stock                               -                1,472,000
             Net proceeds from issuance of common stock and warrants                 554,000                    -
                                                                                -------------        ----------------
   Net cash used in financing activities                                            (130,000)            (2,547,000)
                                                                                -------------        ----------------

NET INCREASE (DECREASE) IN CASH                                                      (83,000)               326,000

CASH BALANCE
             Beginning of the period                                                 325,000                150,000
                                                                                -------------        ----------------

             End of the period                                                     $ 242,000              $ 476,000
                                                                                =============        ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
             Cash paid during the period for
             Interest                                                              $ 109,000              $ 501,000
                                                                                -------------        ----------------
             Income taxes                                                          $     -                $  12,000
                                                                                =============        ================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
                FINANCING ACTIVITIES
             Exchange of notes payable for preferred stock                         $     -               $1,000,000
                                                                                =============        ================
             Exchange of notes payable for common stock                            $     -               $   49,000
                                                                                =============        ================
             Exchange of accounts payable for common stock                         $  50,000             $      -
                                                                                =============        ================
             Conversion of accounts payable for note payable                       $ 375,000             $      -
                                                                                =============        ================



                                         See notes to condensed consolidated financial statements.


                                                                        4

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended June 30, 2003 and June 30, 2002 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The revenues generated from principal trades to institutions for which the Company receives commission revenues previously classified as net dealer inventory gains and other revenues in prior quarters have been reclassified as commission revenues to conform with the presentation used in the June 30, 2003 consolidated financial statements without affecting the previously reported net income (loss).

NOTE 2 - NEW ACCOUNTING STANDARDS

During the quarter ended March 31, 2003, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amended SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro forma net loss attributable to common stockholders for basic and diluted net loss per share as if the fair value-based method had been applied to all awards.


                                                                             Three Months Ended              Nine Months Ended
                                                                       June 30, 2003  June 30, 2002    June 30, 2003  June 30, 2002
                                                                       ----------------------------    ----------------------------
Net income (loss) attributable to common stockholders - as reported     $ 301,000    $  (631,000)       $ (575,000)   $  (2,182,000)

Stock-based employee compensation cost determined
under fair value method, net of tax effects                               (11,000)       (25,000)          (26,000)         (75,000)
                                                                       ----------------------------    ----------------------------
Net income (loss) attributable to common stockholders - pro forma       $  290,000   $  (656,000)       $ (601,000)   $  (2,257,000)
                                                                       ============================    ============================

Earnings (loss) per share

Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders - as reported     $    0.09    $     (0.28)       $    (0.18)   $       (0.97)

Per share stock-based employee compensation cost

determined under fair value method, net of tax effects                        -            (0.01)            (0.01)           (0.03)
                                                                       ----------------------------    ----------------------------
Net income (loss) attributable to common stockholders - pro forma       $    0.09    $     (0.29)       $    (0.19)   $       (1.00)
                                                                       ============================    ============================

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders - as reported     $    0.07    $     (0.28)       $    (0.18)   $       (0.97)

Per share stock-based employee compensation cost
determined under fair value method, net of tax effects                        -            (0.01)            (0.01)           (0.03)
                                                                       ----------------------------    ----------------------------
Net income (loss) attributable to common stockholders - pro forma       $    0.07    $     (0.29)       $    (0.19)   $       (1.00)
                                                                       ============================    ============================


The Black-Scholes option valuation model was used to estimate the fair value of the options granted in the quarter and nine months ending June 30, 2003 and 2002. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In management's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                                      Periods ended June 30,
                                                       2003           2002
                                                      -----------------------
Assumptions:
Risk-free interest rate                                 4.01%           5.7%

Expected life, in years                                   5.0            5.0

Expected volatility                                      311%           286%

Results:
Fair value of options granted                         $  0.36        $  1.15


In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The Company's adoption of the recognition requirements of FIN No. 45 did not have any effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Company is still evaluating the effect of this pronouncement on its consolidated financial statements.

NOTE 3 - SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of June 30, 2003:

                                  Securities held          Securities sold, but
                                    for resale              not yet purchased
                                ---------------------    -----------------------
Corporate Stocks                  $      275,000                    $ 67,000
Corporate Bonds                          576,000                     162,000
Government Obligations                 1,252,000                      66,000
                                ---------------------    -----------------------
                                  $    2,103,000                   $ 295,000
                                =====================    =======================

NOTE 4 - ISSUANCE OF SECURITIES

In the first quarter of fiscal year 2003, the Company consummated a private placement (the "Private Offering") of its securities to a limited number of "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's common stock, $.02 par value per share (the "Common Stock") and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Net proceeds of $554,500 closed in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 Warrants. The Warrants issued in connection with the Private Offering have been included along with the proceeds of the shares of Common Stock issued as additional paid-in capital.

In January 2003, the Company issued 76,923 shares of Common Stock and a three-year warrant to purchase 76,923 shares of Common Stock at $1.25 per share to D'Ancona & Pflaum LLC, as payment of $50,000 of legal fees that were accrued as of September 30, 2002.

NOTE 5 - FIRST CLEARING CORPORATION

In the first quarter of fiscal year 2003, First Clearing Corporation ("First Clearing") loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan is due to be repaid in January 2004. Additionally, First Clearing waived its stockholders' equity covenant as of June 30, 2003. The minimum level of stockholders' equity required to be maintained will be $1,000,000 as of September 30, 2003. The Company believes that future waivers will be available if needed; however, no assurances can be given that such waivers will be granted.

NOTE 6 - CLOSING OF WESTAMERICA INVESTMENT GROUP

In December 2001, the Company's former wholly-owned subsidiary, WestAmerica Investment Group ("WestAmerica") voluntarily withdrew its membership with the National Association of Securities Dealers ("NASD"), ceased to conduct business as a broker-dealer, and filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. In the first quarter of fiscal year 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities. The Bankruptcy filing in the first quarter of fiscal year 2002 eliminated the risk of loss for the liabilities in excess of assets, and accordingly, that amount was reversed and reflected as income in the first quarter of fiscal year 2002. The Company did not guarantee any of the obligations of WestAmerica, a distinct legal entity. Consequently, the Company believes that it has no liability to creditors of WestAmerica. To date, no creditors of WestAmerica have sought recovery from the Company.

NOTE 7 - CONTINGENCIES

National Securities Corporation ("National"), the Company's wholly-owned subsidiary, was named, together with others, as a defendant in a consolidated class action lawsuit filed against Complete Management, Inc. Plaintiffs in the class action sought approximately $80.0 million from all named parties. In June 2000, National filed a motion to dismiss this action. In March 2001, the United States District Court for the Southern District of New York denied National's motion to dismiss. In May 2001, National submitted its answer to the complaint in which it set forth its defenses. In November 2001, the plaintiffs filed a motion to certify the class. Plaintiffs thereafter withdrew their motion and the case was referred to mediation. The mediation process resulted in a global settlement of the matter. In the third quarter of fiscal year 2003, National settled its portion of this litigation for $100,000.

In April 2002, a former executive officer of the Company, Craig M. Gould, commenced an action against the Company claiming a breach of his employment contract, seeking approximately $575,000 in damages. The arbitration commenced in July 2003, and is expected to continue later in this calendar year. The Company believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time. Since the Company is unable to predict the outcome of this matter, no adjustments have been made in the consolidated financial statements in response to this matter.

In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. National filed its answer, and believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time. Accordingly, the Company is unable to predict the outcome of this matter, and no adjustments have been made in the consolidated financial statements in response to this matter.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, which in the aggregate seek general and punitive damages approximating $2.6 million. These matters arise out of the normal course of business, including customer allegations of unsuitability, churning, and various other brokerage related charges. The Company believes it has meritorious defenses and intends to vigorously defend these actions. However, the Company is unable to predict the outcome of these matters and accordingly, no adjustments have been made in the consolidated financial statements in response to these matters.

NOTE 8 - CUMULATIVE DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Series A Cumulative Convertible Preferred Stock are to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. At June 30, 2003, the amount of accumulated dividends on the Company's 27,825 issued and outstanding shares of preferred stock was $355,000.

NOTE 9 - INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted. Stock options and warrants, and conversion of the cumulative convertible preferred stock, were excluded from the diluted loss per share computation for the nine-month periods ended June 30, 2003 and 2002 and the three-month period ended June 30, 2002, since the Company incurred losses for these periods and the inclusion of such securities would be antidilutive.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

                                                                        Three Months Ended                 Nine Months Ended
                                                                   June 30, 2003    June 30, 2002     June 30, 2003   June 30, 2002
                                                                   ------------------------------     -----------------------------
Net income (loss) attributable to common stockholders - basic        $   301,000       $ (631,000)      $ (575,000)   $ (2,182,000)

Effect of dilutive securities - preferred stock dividends                 62,000              -                -               -

                                                                   ------------------------------     -----------------------------
Net income (loss) attributable to common stockholders - diluted      $   363,000       $ (631,000)      $ (575,000)   $ (2,182,000)
                                                                   ==============================     =============================

Basic-weighted average common shares outstanding                       3,367,558        2,274,449        3,110,530       2,249,116

Dilutive stock options                                                     7,166              -                -               -

Weighted average assumed conversion of 9%
   cumulative convertible preferred stock                              1,854,998              -                -               -
                                                                   ------------------------------     -----------------------------
Diluted-weighted average common shares outstanding                     5,229,722        2,274,449        3,110,530       2,249,116
                                                                   ==============================     =============================

Net income (loss) attributable to common stockholders - basic        $      0.09       $    (0.28)      $    (0.18)   $      (0.97)
                                                                   ==============================     =============================
Net income (loss) attributable to common stockholders - diluted      $      0.07       $    (0.28)      $    (0.18)   $      (0.97)
                                                                   ==============================     =============================


For the three-month period ended June 30, 2002, 1,282,718 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted loss per share because the effect was antildilutive. For the nine-month periods ended June 30, 2003 and 2002, 2,376,065 and 1,282,718 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted loss per share because the effect was antildilutive.

NOTE 10 - THE AMERICAN STOCK EXCHANGE

In February 2003, the Company received a letter from The American Stock Exchange (the "Exchange") indicating that it was not in compliance with certain listing standards relating to (1) shareholders' equity of less than $2.0 million and losses from continuing operations and/or net losses in two out of its three most recent fiscal years, and (2) the requirement to have and maintain an audit committee comprised of at least three independent directors. The Company submitted to the Exchange a plan that indicated compliance with these items. In May 2003, the Exchange notified the Company that it had accepted the Company's plan of compliance and granted the Company an extension of time to August 5, 2004 to satisfy the financial standards, and an extension of time to July 18, 2003 to comply with the independent audit committee requirement, which was satisfied in July 2003. The Company will be subject to periodic review by Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company's common stock being delisted from The American Stock Exchange. In the event that the Company fails to comply with the listing standards, the Company's common stock could trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and the Company's stock price, as well as the liquidity of the Company's common stock, may be adversely impacted as a result.

NOTE 11 - BUSINESS OPERATIONS

Although the Company generated net income for the third quarter of fiscal year 2003, the Company has incurred operating losses for the nine month period ending June 30, 2003. The Company believes that based on the continuation of the improved market conditions and the Company's increased volume of business experienced during the third quarter of fiscal year 2003 and in the month of July 2003, funds will be sufficient to maintain its current level of business activities through the end of June 2004. If current market conditions do not continue, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

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

RESULTS OF OPERATIONS

RECLASSIFICATION OF REVENUES

The revenues generated from principal trades to institutions for which the Company receives commission revenues, previously classified as net dealer inventory gains and other revenues in prior quarters, have been reclassified as commission revenues to conform with the presentation used in the June 30, 2003 consolidated financial statements without affecting the previously reported net income (loss). The revenues formerly classified as net dealer inventory gains were generated from principal trades to institutions that National charges a commission.

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

The Company's third quarter of fiscal year 2003 resulted in a significant increase in total revenues compared with the same period of fiscal year 2002. The increase in revenues is primarily due to the improved securities markets compared to a year ago. As a result of the increase in revenues combined with management's efforts to reduce the fixed costs associated with its business, income from continuing operations was $363,000 in the third quarter of fiscal year 2003 compared to a loss of $574,000 in the third quarter of fiscal year 2002, an improvement of $937,000.

Total revenues increased $5,246,000, or 53%, to $15,075,000 in the third quarter of fiscal year 2003 from $9,829,000 in the third quarter of fiscal year 2002. The increase in total revenues is primarily due to the improved overall securities market. Commission revenues increased $4,032,000 or 62% to $10,566,000 in the third quarter of fiscal year 2003 as compared to $6,534,000 in the third quarter of fiscal year 2002. Net dealer inventory gains increased $868,000, or 37%, to $3,192,000 in the third quarter of fiscal year 2003 from $2,324,000 in the third quarter of fiscal year 2002. The increase in commission revenue and net dealer inventory gains is due to the improved securities markets.

Investment banking revenues increased $205,000, to $214,000 in the third quarter of fiscal year 2003 from $9,000 in the third quarter of fiscal year 2002. The increase in investment banking revenues is primarily due to the Company's completing a private placement during the current quarter. Interest income increased $82,000, or 30%, to $359,000 in the third quarter of fiscal year 2003 from $277,000 in the third quarter of fiscal year 2002. The increase in interest income is attributable to an increase in the amount of customer debits in National's customers' accounts. Transfer fees increased $312,000, or 120%, to $572,000 in the third quarter of fiscal year 2003 from $260,000 in the third quarter of fiscal year 2002. The increase is due to an increase in transaction volume associated with the Company's retail brokerage business. Other revenues decreased $253,000, or 60%, to $172,000 in the third quarter of fiscal year 2003 from $425,000 in the third quarter of fiscal year 2002. The decrease is due to a decline in order flow rebates from other broker-dealers and a decline in the Company's institutional execution service revenues.

In comparison with the 53% increase in total revenues, total expenses increased only 41%, or $4,269,000 to $14,712,000 in the third quarter of fiscal year 2003 from $10,443,000 in the third quarter of fiscal year 2002. The increase in total expenses is a result of greater commission expenses directly associated with commission revenues, as well as the $300,000 increase in its reserve for uncollectible accounts on its other receivables. This increase, however, was minimized by management's efforts to streamline its operations and reduce fixed expenses associated with its salaried employees, communication and occupancy expenses.

Commission expense, which is directly related to commission revenue, net dealer inventory gains and investment banking, increased $4,504,000, or 77%, to $10,328,000 in the third quarter of fiscal 2003 from $5,824,000 in the third quarter of fiscal 2002. Salaries decreased $307,000, or 25%, to $898,000 in the third quarter of fiscal year 2003 from $1,205,000 in the third quarter of fiscal year 2002. This decrease is due to management's ongoing efforts to reduce its fixed costs associated with salaried employees. Overall, combined commission and salary expenses as a percentage of revenue increased by approximately 3% to 74.5% during the third quarter of fiscal year 2003 compared to 71.5% during the third quarter of fiscal year 2002. The increase is due to higher commission percentages paid to National's registered representatives based on greater gross commission revenues.

Clearing fees decreased by $128,000, or 14%, to $769,000 in the third quarter of fiscal year 2003 from $897,000 in the third quarter of fiscal year 2002. Although there was an increase in trading volume, clearing fees decreased due to a change in the number of lower priced tickets from the prior period. Communication expenses decreased by $66,000, or 9%, to $694,000 from $760,000. The decrease is due to a reduction in voice and data charges. Occupancy costs decreased $257,000, or 29%, to $628,000 from $885,000 in the third quarter of fiscal year 2003 compared to the third quarter of fiscal year 2002. The decrease in occupancy expense is due to the Company's renegotiating certain long-term office leases, and finding subtenants to occupy unused space.

Professional fees increased by $115,000, or 43%, to $382,000 in the third quarter of fiscal year 2003 from $267,000 in the third quarter of fiscal year and 2002. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations. Taxes, licenses and registrations increased by $19,000, or 25% in the third quarter of fiscal year 2003 to $95,000 from $76,000 in the third quarter of fiscal year 2002. Other expenses increased by $391,000, or 79%, to $887,000 from $496,000 in the third quarter of fiscal years 2003 and 2002, respectively. The increase is primarily due to the Company's increasing its reserve for uncollectible accounts on its other receivables by $300,000, related to registered representatives formerly associated with National.

Due to the improved securities markets, the Company reported net income of $363,000 in the third quarter of fiscal year 2003 compared to a net loss of $574,000 in the third quarter of fiscal year 2002. Net income attributable to common stockholders was $301,000 in the third quarter of fiscal year 2003 compared to net loss attributable to common stockholders of $631,000 in the third quarter of fiscal year 2002. The diluted net income per share was $.07 compared to the diluted loss per share of $.28 for the third quarter of fiscal years 2003 and 2002, respectively.

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

The Company's first nine months of fiscal year 2003 resulted in an increase in total revenues and a decrease in expenses compared with the same period of fiscal year 2002. The increase in revenues is primarily due to the significant increase in revenues generated in the third quarter of fiscal year 2003 compared to the third quarter of fiscal year 2002. As a result of the improved revenues in the third quarter, and management's efforts to reduce the fixed costs associated with its salaried employees, communication expenses, occupancy costs and other expenses, the Company's loss from continuing operations decreased by $1,987,000 to $388,000 from $2,375,000 in the first nine months of fiscal years 2003 and 2002, respectively.

Total revenues increased by $1,978,000, or 6%, to $35,061,000 in the first nine months of fiscal year 2003 from $33,083,000 in the first nine months of fiscal year 2002. The increase in total revenues is due to the improved overall securities markets in the third quarter of fiscal year 2003. Commission revenues increased $1,016,000 or 5% to $22,461,000 in the first nine months of fiscal year 2003 as compared to $21,445,000 in the first nine months of fiscal year 2002. Net dealer inventory gains increased $1,630,000, or 21%, to $9,417,000 in the first nine months of fiscal year 2003 from $7,787,000 in the first nine months of fiscal year 2002. The increase in commission revenue and net dealer inventory gains is due to the improved securities markets in the third quarter of fiscal year 2003.

Investment banking revenues increased $153,000, or 80%, to $345,000 in the first nine months of fiscal year 2003 from $192,000 in the first nine months of fiscal year 2002. The increase in revenues is primarily attributed to the Company's completing a private placement in the third quarter of fiscal year 2003. Interest income decreased by $379,000, or 28%, to $975,000 in the first nine months of fiscal year 2003 from $1,354,000 in the first nine months of fiscal year 2002. The decrease in interest income is attributable to a decrease in the amount of customer debits in National's customers' accounts during the period and a decrease in interest rates from the prior period. Transfer fees increased $258,000, or 25%, to $1,293,000 in the first nine months of fiscal year 2003 from $1,035,000 in the first nine months of fiscal year 2002. The increase is due to an increase in transaction volume associated with the Company's retail brokerage business. Other revenues decreased by $700,000, or 55%, to $570,000 in the first nine months of fiscal year 2003 from $1,270,000 in the first nine months of fiscal year 2002. The decrease is due to a decline in order flow rebates from other broker-dealers and a decline in the Company's institutional execution service revenues.

In comparison with the 6% increase in total revenues, total expenses were virtually unchanged in the first nine months of fiscal year 2003 compared to the first nine months of fiscal year 2002. The slight decrease in total expenses is a result of the increase in commission expenses directly related to the increase in total revenues that was offset by management's efforts to streamline its operations and reduce fixed expenses.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $3,204,000, or 16%, to $23,274,000 in the first nine months of fiscal 2003 from $20,070,000 in the first nine months of fiscal 2002. Salaries decreased $985,000, or 25%, to $2,979,000 in the first nine months of fiscal year 2003 from $3,964,000 in the first nine months of fiscal year 2002. This decrease is due to management's ongoing efforts to reduce its fixed costs associated with salaried employees. Overall, combined commission and salary expenses as a percentage of revenue increased 2.2% to 74.8% during the first nine months of fiscal year 2003 compared to 72.6% during the first nine months of fiscal year 2002. The increase is due to higher commission percentages paid to National's registered representatives based on greater gross commission revenues and the decrease in interest income from the first nine months of fiscal year 2003 compared to the first nine months of fiscal year 2002.

Clearing fees decreased $1,517,000, or 43%, to $1,993,000 from $3,510,000 in the first nine months of fiscal year 2003 compared to the first nine months of fiscal year 2002. Although there was an increase in trading volume, clearing fees decreased due to a change in the number of lower priced tickets from the prior period, and a one time clearing charge of $548,000 incurred in the first nine months of fiscal year 2002. Communication expenses decreased $269,000, or 12%, to $1,961,000 from $2,230,000 in the first nine months of fiscal year 2003 compared to the first nine months of fiscal year 2002. The decrease is due to a reduction in voice and data charges. Occupancy costs decreased $747,000, or 27%, to $2,057,000 from $2,804,000 in first nine months of fiscal year 2003 compared to the first nine months of fiscal year 2002. The decrease in occupancy expense is due to the Company's renegotiating certain long-term office leases, and finding subtenants to occupy unused space.

Professional fees increased $225,000, or 33%, to $912,000 in the first nine months of fiscal year 2003 from $687,000 in the first nine months of fiscal year and 2002. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations. Interest expense decreased $368,000, or 77%, to $109,000 in the first nine months of fiscal year 2003 from $477,000 in the first nine months of fiscal year 2002. The decrease is primarily due to the Company's change from self-clearing which occurred during the first quarter of fiscal year 2002. Taxes, licenses and registrations decreased $55,000, or 19%, in the first nine months of fiscal year 2003 to $229,000 from $284,000 in the first nine months of fiscal year 2002. The decrease is due to fewer license and registration fees associated with the Company's employees. Other expenses increased $423,000, or 28%, to $1,935,000 from $1,512,000 in the first nine months of fiscal year 2003 compared to the first nine months of fiscal year 2002. The increase in other expenses is primarily due to the Company's increase of its reserve for uncollectible accounts on its other receivables related to registered representatives formerly associated with National, by $300,000 during the third quarter of fiscal year 2003.

Despite the positive results of the third quarter of fiscal year 2003, the slumping markets experienced during the first six months of fiscal year 2003 resulted in the Company reporting a loss from continuing operations of $388,000 in the first nine months of fiscal year 2003 compared to a loss from continuing operations of $2,375,000 in the first nine months of fiscal year 2002. Overall, the diluted loss from continuing operations per share was $.18 and $1.10 for the nine months of fiscal years of 2003 and 2002, respectively.

In the first quarter of fiscal year 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities. The net loss was $388,000 and $2,075,000 for the first nine months of fiscal years 2003 and 2002, respectively. Overall, the net loss attributable to common stockholders was $575,000 and $2,182,000 for the first nine months of fiscal years 2003 and 2002, respectively. The diluted net loss attributable to common stockholders per share was $.18 and $.97 for the first nine months of fiscal years 2003 and 2002, respectively.

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

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which the Company is a market maker. At June 30, 2003, National's net capital exceeded the requirement by $1,486,000.

In December 2001, WestAmerica voluntarily withdrew its membership with the NASD, ceased conducting business as a broker-dealer, and filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. The Company did not guarantee any of the obligations of WestAmerica, a distinct legal entity. Consequently, the Company believes that it has no liability to creditors of WestAmerica. To date, no creditors of WestAmerica have sought recovery from the Company.

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

As a result of the losses throughout fiscal year 2001, notably those of the fourth quarter, attributable in part to the unprecedented events in September 2001, the Company concluded that existing capital would not be sufficient to satisfy existing operations. The Company explored various transactions to finance the Company's operations. In December 2001, the Company completed a series of transactions under which certain new investors obtained a significant ownership in the Company. (For a more complete description of these transactions, see Item 1(b) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.) The Company continued to incur operating losses throughout fiscal year 2002, and as a result, the Company believed that its then existing capital was not sufficient to satisfy its current level of operations. Accordingly, the Company pursued additional sources of capital from various potential investors. In the fourth quarter of fiscal year 2002, the Company completed $210,000 of equity financing in the form of Series A Preferred Stock and continued to seek additional investors.

In the first quarter of fiscal year 2003, the Company consummated the Private Offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's Common Stock and one three-year Warrant to purchase one share of the Company's Common Stock at a per share price of $1.25. Net proceeds of $554,500 were received in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 Warrants. The Company has filed a Registration Statement on Form S-3 under the Securities Act for the resale of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants during the second quarter of fiscal year 2003. The Registration Statement is currently being reviewed by the SEC.

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

The conversion to First Clearing began in December 2001 and was completed in March 2002. It is standard business practice in the brokerage industry for clearing firms to provide financial support to correspondent clearing firms. As such, in connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The

Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that was also contributed to National. The amount of the note that is repayable on each anniversary date is the principal and interest then outstanding divided by the remaining life of the note. Borrowings under the promissory note are forgivable based on achieving certain business performance and trading volumes of the Company over the life of the loan. The Company would need to generate approximately 250,000 tickets per year over the ten-year term of the note to satisfy the trading volume requirement, which has been satisfied through the quarter ended June 30, 2003.

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

In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan is due to be repaid in January 2004. Additionally, First Clearing waived its stockholders' equity covenant as of June 30, 2003. The minimum level of stockholders' equity required to be maintained will be $1,000,000 as of September 30, 2003. The Company believes that future waivers will be available if needed; however, no assurances can be given that such waivers will be granted.

Although the Company has continued to incur operating losses through the first nine months of fiscal year 2003, the Company believes that based on the continuation of the improved market conditions experienced during the third quarter of fiscal year 2003 and the continuation of the Company's increased volume of business that has been experienced in the month of July 2003, funds will be sufficient to maintain its current level of business activities through the end of June 2004. If current market conditions do not continue, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing. The Company's ability to obtain such financing could be adversely affected by developments relating to the listing of the Company's common stock on The American Stock Exchange (See Note 10 to the condensed consolidated financial statements).

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

The following table shows the quoted market values of the Company's securities held for resale ("long"), securities sold, but not yet purchased ("short") and net positions as of June 30, 2003:

                                 LONG               SHORT             NET
                                 --------           ---------         ------
Corporate Stocks                 $  275,000         $   67,000        $  208,000 (long)
Corporate Bonds                  $  576,000         $  162,000        $  414,000 (long)
Government Obligations           $1,252,000         $   66,000        $1,186,000 (long)

ITEM 4 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15). This evaluation has provided our Chief Executive Officer and Acting Chief Financial Officer with reasonable assurance that our disclosure controls and procedures are effective and can be relied upon to gather, analyze and disclose all information required to be included in our periodic SEC reports.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

During the quarter ended June 30, 2003, the Company settled its portion of the litigation relating to Complete Management, Inc. for $100,000. There were no other significant developments in the Company's legal proceedings during the quarter. For a detailed discussion of the Company's legal proceedings, please refer to Note 6 of the Notes to our Consolidated Financial Statements contained herein, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1 Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Acting Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Chief Executive Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Acting Chief Financial Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY



August 12, 2003                 By: /s/ MARK GOLDWASSER
                                    -------------------------------------
                                    Mark Goldwasser
                                    President and Chief Executive Officer




August 12, 2003                 By: /s/ ROBERT H. DASKAL
                                    -------------------------------------
                                        Robert H. Daskal
                                        Acting Chief Financial Officer