Form 10-K
period 2003-09-30
OLYMPIC CASCADE FINANCIAL CORP
filed 2003-12-29
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended Commission File No: 001-12629
                               September 30, 2003

                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

              Delaware                                           36-4128138
(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                              Identification No.)

               875 North Michigan Avenue, Suite 1560, Chicago, IL
       60611 (Address, including zip code, of principal executive offices) Registrant's telephone number, including area code: (312) 751-8833

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common -Stock $.02 par value

                                                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |X| NO |_|

As of December 22, 2003, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as reported by The American Stock Exchange was approximately $4,580,000 (calculated by excluding shares owned beneficially by directors and officers). As of December 22, 2003 there were 3,367,558 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the Securities and Exchange Commission (the "SEC") in connection with the Company's Annual Meeting of Shareholders to be held on or about March 16, 2004 (the "Company's 2004 Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

Item 1. BUSINESS

Statements  made in this report that relate to future plans,  events,  financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see Part I, Item 1, "Risk Factors" of this report, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K subsequently filed with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

Olympic Cascade Financial Corporation, a Delaware corporation organized in 1996 ("Olympic" or the "Company"), is a financial services organization operating through its wholly owned subsidiary, National Securities Corporation, a Washington corporation organized in 1947 ("National"). National conducts a national securities brokerage business through its main offices in Seattle, Washington and New York, New York, as well as 53 other branch offices located throughout the country. National's business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services.

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

Significant Developments

In fiscal year 2002, the Company completed a series of transactions under which certain new investors (collectively, the "Investors") obtained a significant ownership in the Company through a $1,572,500 investment in the Company and by purchasing a majority of shares held by Steven A. Rothstein and family, the former Chairman, Chief Executive Officer and principal shareholder of the Company (the "Investment Transaction"). The Investors included Triage Partners LLC ("Triage"), an affiliate of Sands Brothers & Co., Ltd., a NASD firm, and One Clark LLC ("One Clark"), an affiliate of Mark Goldwasser, the current Chief Executive Officer and President of the Company. The Investors purchased an aggregate of $1,572,500 of shares of the Company's Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock") from the Company, which is convertible into shares of the Company's common stock, $.02 par value per share (the "Common Stock") at a price of $1.50 per share. The Company incurred $100,000 of legal costs related to these capital transactions.

In connection with the Investment Transaction, Triage also purchased 285,000 shares of Common Stock from Mr. Rothstein and his affiliates at a price of $1.50 per share. In addition, Mr. Rothstein and his affiliates granted Triage a three-year voting proxy on the balance of their Common Stock (274,660 shares) expiring on December 28, 2004.

Concurrent with the Investment Transaction, two unrelated individual noteholders holding $2.0 million of the Company's debt converted one-half of their debt into the same class of Series A Preferred Stock that was sold in the Investment Transaction. The noteholders also had 100,000 of their 200,000 warrants to acquire shares of common stock repriced from an exercise price of $5.00 per share to $1.75 per share. The two noteholders have agreed to extend the maturity date on the remaining $1.0 million from January 25, 2004 to July 31, 2005. Effective February 1, 2004, the interest rate on the notes will be increased to 12% from 9% per annum. Additionally, the other 100,000 warrants to acquire shares of common stock will be repriced from an exercise price of $5.00 per share to $1.25 per share, and the expiration date for all 200,000 warrants will be extended to July 31, 2005.

In the fourth quarter of fiscal year 2002, the Company raised an aggregate of $210,000 pursuant to the sale of Series A Preferred Stock (on the same terms and conditions as the equity sold to the Investors) to Mr. Rothstein.

In February 2001, National executed a $1.0 million secured demand note collateral agreement with Mr. Peter Rettman, an employee of National and Director of the Company, to borrow securities that can be used by the Company for collateral agreements. The note bears interest at 5% per annum that is paid monthly, and matures on February 1, 2004. The note holder also received a warrant to purchase 75,000 share of the Company's Common Stock at a price of $5.00 per share that expires on February 1, 2004. In November 2003, National and the note holder agreed that upon maturity, the $1.0 million note will be replaced with a note in a principal amount equal to at least $500,000 that will mature on February 28, 2005. Additionally, upon completion of the note replacement, the warrant will be repriced to $1.25 per share and will expire on July 31, 2005.

In the first  quarter of fiscal  year 2003,  the Company  consummated  a private placement of its securities (the "Private Offering") to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the 1933 Securities Act, as amended (the "Securities Act"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's Common Stock and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Net proceeds of $554,500 closed in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 Warrants. In January 2003, the Company issued 76,923 shares of Common Stock and a three-year warrant to purchase 76,923 shares of Common Stock at $1.25 per share to Seyfarth Shaw LLP (formerly D'Ancona & Pflaum LLC), as payment of $50,000 of legal fees that were accrued as of September 30, 2002. The Warrants issued in connection with the Private Offering and the Warrants issued to Seyfarth Shaw LLP have been included along with the proceeds of the shares of Common Stock issued as additional paid-in capital.

In March 2003, the Company filed a Registration Statement on Form S-3 under the Securities Act for the resale of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants. In October 2003, the Company filed a Form RW withdrawing the filing of the Registration Statement on Form S-3. Currently the Company is eligible to file a Registration Statement on

Form S-3, and management believes it will file such registration statement in the near term, that will include the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants issued in the Private Offering.

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

The conversion to First Clearing began in December 2001 and was completed in March 2002. In connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001, which funds were also contributed by the Company to National. The amount of the note that is repayable on each anniversary date is the principal and interest then outstanding divided by the remaining life of the note, in excess of the amount forgiven. Principal and interest under the promissory note are forgivable based on achieving certain business performance and trading volumes of the Company over the life of the loan that the Company has satisfied through fiscal year 2003.

In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the debit balance write-offs equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. As part of the settlement, the minimum level of stockholders' equity the Company is required to maintain under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings became available under the promissory note, as amended. Additionally, National received its clearing deposit, net of miscellaneous expenses, of $975,000 from US Clearing, and subsequently terminated its clearing agreement with US Clearing.

In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan is due to be repaid in January 2004. Additionally, First Clearing has waived its stockholders' equity covenant as of September 30, 2003 and December 31, 2003.

In December 2003, the Company engaged in various discussions with the NASD relating to the Security Agreement between National and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000, (2) the excess $500,000 was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing has waived payment of the $375,000 that was due to be paid in January 2004. Additionally, the Company is engaged in discussions and negotiations with First Clearing regarding the clearing relationship, and payment of the remaining outstanding balance on the promissory note.

Financial Information about Industry Segments

The Company realized approximately 92% of its total revenues in fiscal year 2003 from brokerage services, principal and agency transactions, and investment banking. Brokerage services, that consists of retail brokerage commissions, represents 68% of total revenues, principal and agency transactions, that consists of net dealer inventory gains, represents 23% of total revenues, and investment banking, that consists of corporate finance commissions and fees, represents 1% of total revenues. For a more detailed analysis of our results by segment, see Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operation."

Brokerage Services

Brokerage services to retail clients are provided through the Company's sales force of investment executives at National and, until December 2001, at WestAmerica Investment Group ("WestAmerica").

National Securities Corporation

National is registered as a broker-dealer with the SEC and is licensed in 50 states, the District of Columbia and Puerto Rico. National is also a member of the National Association of Securities Dealers, Inc. ("NASD"), the Municipal Securities Rulemaking Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC").

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

The brokerage services provided by the investment executives at National include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2003, stocks represent approximately 67% of the Company's business, bonds represent approximately 27% of the Company's business, and mutual funds and annuities make up the remaining 6% of the Company's business. The percentage of each type of business varies over time as the investment preferences of the Company's customers change based on market conditions.

It is not National's normal policy to recommend particular securities to customers. Recommendations to customers are determined by individual investment executives based upon their own research and analysis, subject to applicable NASD customer suitability standards. Most investment executives perform fundamental (as opposed to technical) analysis. Solicitations may be by telephone, seminars or newsletters. Investment executives may request trading to acquire an inventory position to facilitate sales to customers (subject to the investment executive's own risk). Supervisory personnel review trading activity from inventory positions to ensure compliance with applicable standards of conduct.

Investment executives in the brokerage industry are traditionally compensated on the basis of set percentages of total commissions and mark-ups generated. Most brokerage firms bear substantially all of the costs of maintaining their sales forces, including providing office space, sales assistants, telephone service and supplies. The average commission paid to investment executives in the brokerage industry generally ranges from 30% to 50% of total commissions generated.

Since National requires most of its investment executives to absorb their own overhead and expenses, it pays a higher percentage of the net commissions and mark-ups generated by its investment executives, as compared to traditional investment executives in the brokerage industry. This arrangement also reduces fixed costs and lowers the risk of operational losses for non-production. National's operations include execution of orders, processing of transactions, internal financial controls and compliance with regulatory and legal requirements.

As a result of the slowdown in the financial markets and the Company's change from a self-clearing brokerage firm to an introducing brokerage firm, the
Company has scaled back its employee staff. As of September 30, 2003, the Company had approximately 94 employees and 289 independent contractors. Of these totals, approximately 343 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company's obligations for federal and state withholding, unemployment and social security taxes. The Company's independent contractor arrangements conform with accepted industry practice, and therefore, the Company does not believe there is a material risk of an adverse determination from the tax authorities that would have a significant effect on the Company's ability to recruit and retain investment executives, or on the Company's current operations and financial results of operations. No employees are covered by collective bargaining agreements, and the Company believes its relations are good with both its employees and independent contractors.

The Company's business plan includes the growth of its retail and institutional brokerage business. In response to the slowdown in the financial markets that continued through the second quarter of fiscal year 2003, the Company scaled back certain business activities, including: proprietary trading, market-making trading, and online investing services. Management believes that consolidation within the industry is inevitable. Concerns attributable to the weakened market and increased competition help explain the increasing number of acquisition opportunities continuously introduced to the Company. The Company is focused on maximizing the profitability of its existing operations, while it continues to seek additional selective strategic acquisitions.

In the  fiscal  year  2001,  National  cleared  approximately  60%  of  its  own securities transactions and posted its books and records daily, with the remaining 40% of the transactions clearing through Bear Stearns Securities Corporation, US Clearing Corporation and Pershing LLC. In August 2001, the Company entered into an agreement with First Clearing, a wholly owned subsidiary of Wachovia Corporation, under which First Clearing provides clearing and related services for National. In December 2001, the Company commenced clearing with First Clearing. The Clearing Agreement significantly expands the products and services capabilities for National's retail and institutional business by providing National's registered representatives with access to information from First Clearing, including various daily market analysis reports, equity research reports, software to analyze customer portfolios, as well as asset management products and various other equity, debt and mutual fund offerings. Additionally, the Clearing Agreement enables National to consolidate its existing clearing operations and reduces fixed overhead associated with its self-clearing activities.

Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions. Compliance and operations personnel monitor compliance with applicable laws, rules and regulations.

The Company is engaged in a highly competitive business. With respect to one or more aspects of its business, its competitors include member organizations of the NYSE and other registered securities exchanges in the United States and Canada, and members of the NASD. Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition, as well as companies that provide electronic on-line trading. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries. For a further discussion of risks facing the Company, please see "Risk Factors."

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

Canterbury Securities Corporation

The Company's former subsidiary, Canterbury Securities Corporation ("Canterbury") was registered as a broker-dealer with the SEC and was licensed in Illinois. Canterbury was acquired in June 2000 for cash of $30,000 and the issuance of five-year warrants to acquire 5,000 shares of common stock of the Company at a price of $6.375 per share. Canterbury was a member of the NASD, the MSRB and the SIPC. Canterbury formerly engaged in private placement transactions. Canterbury had no retail customer accounts and operated pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(i). Since its acquisition, Canterbury had no activity. In May 2002, pursuant to an agreement made simultaneous with the Investment Transaction, the Company sold Canterbury for its book value to Steven A. Rothstein, the former Chairman, Chief Executive Officer and principal shareholder of the Company.

Principal and Agency Transactions

The Company buys and maintains inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to customers through National. The Company may also maintain inventories in corporate, government and municipal debt securities for sale to customers.

In October 2000, the Company opened a branch office of National in New York City. This office specializes in broker-to-broker fixed income transactions and equity market making activities. At National, a staff of 21 traders and six assistants in its New York and Seattle offices manage an inventory of securities and conduct market-making activities. In February 2001, National expanded its New York market-making trade activities. By July 2001, National made markets in approximately 2,000 securities comprised mainly of equities traded on the NASDAQ and OTC Bulletin Board. As a result of the losses attributable to a slow-down in the broader market, National subsequently reduced its market-making trading activities during fiscal year 2002. As of September 2003, National makes markets in approximately 550 securities. This includes companies for which National managed or co-managed a public offering.

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

In executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, the Company generally acts as an agent and charges commissions that the Company believes are competitive, based on the services the Company provides to its customers.

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

Supervision

The Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the NASD Conduct Rules require the Company's subsidiary to supervise the activities of its investment executives. As part of providing such supervision, National maintains Written Supervisory Procedures and a Compliance Manual. Compliance personnel conduct inspections of branch offices periodically to review compliance with the Company's procedures. A registered principal provides continuous supervision at each of the Company's larger offices. The other offices (averaging two investment executives per office) are not required by NASD rules to have a registered principal on site and are therefore supervised by registered principals of National. Designated principals review customer trades to ensure compliance with the NASD Conduct Rules including mark-up guidelines.

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

In July 2003, without admitting or denying the alleged violations, National accepted and consented to the entry of the following findings by NASD
Regulation: at various times in 2001, the firm violated SEC Rule 11Ac1-4. The firm was censured and fined $7,500 in a settlement dated July 24, 2003.

In September 2003, without admitting or denying the alleged violations, National accepted and consented to the entry of the following findings by the Florida Office of Financial Regulation: at various times in 2001 and 2002, the firm violated certain record keeping rules. The firm agreed to update its Written Supervisory Procedures, and the firm was fined $15,000 in a final administrative order dated September 5, 2003.

Venture Capital

In March 2001, the Company had its initial closing of Robotic Ventures Fund I, L.P. (the "Fund"), a venture capital fund dedicated to investing in companies engaged in the business of robotics and artificial intelligence. The Fund raised a total of $5.2 million, $265,000 of which was capital directly invested by the Company into the Fund, representing a 5.1% limited partnership interest in the Fund. The Company serves as the managing member of Robotic Ventures Group LLC, the general partner of the Fund. As the managing member of the Fund's general partner, the Company is entitled to a 2% management fee paid by the Fund. Additionally, the Company invested $1,000, and owns a 24.5% of the Fund's general partner, which is entitled to 20% of the profits generated by the Fund after the investors receive the return of their invested capital, representing a 4.9% indirect interest in the profits of the Fund. The Company keeps the books and records of the Fund and oversees the Fund's investments. From time to time, employees of National will work with and advise the Fund's investee companies on its business plan, capital structure and future goals. The Company has not been compensated or engaged to provide any management or advisory services to the investee companies. In February 2002, due to a dramatic slowdown in the technology venture markets, the Fund returned a majority of the uninvested capital to the investors, representing approximately 50% of the funds raised, and no further management fees are to be paid.

The carrying amount of the Company's investment in the Fund was $107,000 and $136,000 at September 30, 2003 and September 30, 2002, respectively. The Company's investment in the Fund is accounted for in accordance with the equity method of accounting. The Company recognized a loss on this investment of $29,000 and $434 during fiscal years 2003 and 2002, respectively. During the formation of the Fund, the Company incurred various start-up expenses that were subsequently reimbursed by the Fund.

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

Although the Company was profitable in the third quarter of fiscal year 2003, it has reported losses of approximately $843,000, $3.4 million and $7.9 million in fiscal years 2003, 2002 and 2001, respectively. There is no assurance that the Company will be profitable in the near term. The Company's losses are primarily attributable to the market slow-down and volatility. The Company anticipates that with the improved market conditions and increased revenues it may again become profitable, however, there can be no assurance that current levels of revenue will continue and profitability will ever be realized.

In order for the Company to have the opportunity for future success and profitability, it periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.). The Company has actively pursued a variety of funding sources, and has entered into the Investment Transaction and Private Offering in order to address the capital requirements of the Company. If the Company continues to experience operating losses, additional financing will be necessary, and there can be no assurance that it will be successful in such pursuits. The issuance of new securities to raise capital will cause the dilution of shares held by current stockholders.

The Company's Common Stock may be subject to "low price stock" rules, limiting the market for the Company's Common Stock.

If the Company's Common Stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in the Company's securities may be adversely affected. If at any time the Company has net tangible assets of $5,000,000 or less and the Company's Common Stock has a market price per share of less than $5.00, transactions in the Company's Common Stock may be subject to the "penny stock" rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

      o must make a special written suitability determination for the purchaser;

      o receive the purchaser's written agreement to a transaction prior to sale;

      o provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

      o obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

If the Company's Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in the Company's securities may be adversely affected. As a result, the market price of the Company's securities may be depressed, and stockholders may find it more difficult to sell the Company's securities.

The Company's business is affected by market fluctuations, liquidity and volatility.

The Company's revenue and profitability may be adversely affected by market fluctuations, market liquidity and declines in the volume of securities transactions. National acts as a market maker in publicly traded common stocks. In market making transactions, the Company undertakes the risk of price changes or being unable to resell the common stock the Company holds or being unable to purchase the common stock the Company has sold. These risks are heightened by the illiquidity of many of the common stocks the Company trades and/or makes a market. Any losses from the Company's trading activities could have a material adverse effect on its business, financial condition, results of operations or cash flows. In addition, the Company maintains trading positions that can be adversely affected by the level of volatility in the financial markets.

The Company's business could be adversely affected by a breakdown in the financial markets.

As a securities broker-dealer, National's business is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, the Company's revenues are likely to decline and the Company's operations will be adversely affected.

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

The Company's Common Stock is listed on The American Stock Exchange (the "AMEX"). The AMEX has certain guidelines under which it considers removing securities from listing on the AMEX. In February 2003, the Company received a letter from the AMEX indicating that it was not in compliance with certain listing standards relating to (1) shareholders' equity of less than $2.0 million and losses from continuing operations and/or net losses in two out of our three most recent fiscal years, and (2) the requirement to have and maintain an audit committee comprised of at least three independent directors. The Company submitted a plan to the AMEX indicating compliance with item (1) above within a maximum of 18 months, and that the Company was actively seeking another independent director to satisfy item (2) above. In May 2003, the AMEX notified the Company that it had accepted its plan of compliance and granted the Company an extension of time to August 5, 2004 to satisfy the financial standards requirement, and an extension of time to July 28, 2003 to comply with the independent audit committee requirement. The Company satisfied the requirement to have and maintain an audit committee comprised of at least three independent directors in July 2003. In the event that the Company fails to comply with the listing standards, or the AMEX determines that the compliance program is not satisfactory, the Company's common stock may be removed from the AMEX and could trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and the Company's stock price, as well as the liquidity of the Company's Common Stock, may be adversely impacted as a result.

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

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. The regulatory environment is also subject to change.

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

The Company relies on clearing brokers and an unilateral termination of the agreements with these clearing brokers could disrupt the Company's business.

The Company changed from a self-clearing brokerage firm to an introducing brokerage firm, using third party clearing brokers to process its securities transactions and maintain customer accounts on a fee basis for the Company. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. The Company's broker-dealers depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, the Company is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are unilaterally terminated for any reason, the Company would be forced to find alternative clearing firms without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change. There can be no assurance that if there were a unilateral termination of its clearing agreement that the Company would be able to find an alternative clearing firm on acceptable terms to them or at all.

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

The Company depends on key personnel.

The Company depends on the continued services of its management team, particularly Mark Goldwasser, the Company's President and Chief Executive Officer, as well as its ability to hire additional members of management, and to retain and motivate its other officers and key employees. In November 2001, Mr. Goldwasser voluntarily terminated his employment agreement with the Company in exchange for a profit participation in National's branch office in New York City. Subsequently, in July 2003 the compensation committee of the Company and Mr. Goldwasser agreed to terminate his profit participation in National's branch office in New York City in exchange for an annual salary of $300,000. The Company's future success also depends on its continuing ability to attract and retain highly qualified personnel.

The price of the Company's Common Stock is volatile.

The price of the Company's Common Stock has fluctuated substantially. (See Part II, Item 5). The market price of the Company's Common Stock may be highly volatile as a result of factors specific to the Company and the securities markets in general. Factors affecting volatility may include variations in the Company's annual or quarterly financial results or those of its competitors; conditions in the economy in general; and changes in applicable laws or regulations, or their judicial or administrative interpretations affecting the Company or its subsidiary or the securities industry. In addition, volatility of the market price of the Company's Common Stock is further affected by its thinly traded nature.

Item 2. PROPERTIES

The Company owns no real property. Its corporate headquarters are shared with National in leased space in Chicago, Illinois and New York, New York. The Company leases office space in Boca Raton, Florida and Princeton, New Jersey, and through its subsidiary, the Company leases office space in Chicago, New York, Seattle, Washington and Los Angeles, California. Independent contractors individually lease the branch offices that are operated by those independent contractors.

Leases expire at various times through June 2012. The Company believes the rent at each of its locations is at current market rates. At current production levels, the Company believes that certain of its leased space in Chicago and New York is excessive, and has sublet a portion of this excess space to third parties.

Item 3. LEGAL PROCEEDINGS

1. Complete Management, Inc. - National was named, together with others, as a defendant in several class action lawsuits filed against Complete Management, Inc. in the United States District Court for the Southern District of New York, Case No. 99 Civ. 1454 (NRB). Plaintiffs in the class action sought approximately $80.0 million from all named parties. In June

      2000, National filed a motion to dismiss this action. In March 2001, the United States District Court for the Southern District of New York denied National's motion to dismiss. In May 2001, National submitted its answer to the complaint in which it set forth its defenses. In November 2001, plaintiffs filed a motion to certify the class. Plaintiffs thereafter withdrew their motion and the case was referred to mediation. The mediation process resulted in a global settlement of the matter. During the fiscal year ended September 30, 2003, National settled its portion of this litigation for $100,000, which was paid by its insurance company.

2. Fastpoint - In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego, Case No GIC 791372. In August 2002, the plaintiffs filed an amended complaint alleging violations of state statutory and common law as well as of Section 12 of the Securities Act of 1933, 15 U.S.C.ss. 77l. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. The complaint asserts claims in connection with National's role as placement agent in a series of private placements of securities in Fastpoint. Plaintiffs allege that the private placement memoranda contained false and misleading statements or omitted facts necessary to make statements not misleading. Subsequently, National filed its answer. The Company believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time. Accordingly, the Company is unable to predict the outcome of this matter, and no adjustments have been made in the consolidated financial statements in response to this matter.

3. Gould - In April 2002, a former executive officer of the Company, Craig M. Gould, commenced an action against the Company, in the matter Gould vs. Olympic Cascade Financial Corporation, et al., NASD No. 02-03542. Mr. Gould is claiming a breach of his employment contract, and is seeking approximately $850,000 in damages. The arbitration commenced in July 2003, and continued in December 2003. The Company believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time. Since the Company is unable to predict the outcome of this matter, no adjustments have been made in the consolidated financial statements in response to this matter.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages aggregating approximately $3.0 million (exclusive of specified punitive damages of approximately $4.0 million, unspecified punitive damages related to certain claims and expected insurance coverage). The Company has filed a counterclaim for approximately $200,000 in one such proceeding. These matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions, however the ultimate outcome of these matters cannot be determined at this time. The amount related to such matters that are reasonably estimable and which has been accrued at September 30, 2003 and 2002, is $366,000 and $343,000, respectively.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 30, 2003.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades under the symbol "OLY" on the AMEX and the Chicago Stock Exchange. As of September 30, 2003, the Company had approximately 1,000 shareholders, including those shareholders holding stock in street name and trust accounts.

Delaware law authorizes the Company's Board of Directors to declare and pay dividends with respect to the Company's common stock either out of its surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless the Company's capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. Prior to the issuance of the preferred stock in the Investment Transaction, no shareholder held preferential rights in liquidation. The Company has never declared a cash dividend and does not presently foresee declaring one in the coming fiscal year.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

The high and low sales prices for the Company's Common Stock for the period September 29, 2001 to September 30, 2003, as listed on the AMEX, are as follows:

Period                                             High          Low
------                                             ----          ---

September 29, 2001/December 31, 2001               $2.73        $1.10
January 1, 2002/March 31, 2002                     $1.65        $0.55
April 1, 2002/June 30, 2002                        $0.95        $0.59
July 1, 2002/September 30, 2002                    $0.90        $0.57

October 1, 2002/December 31, 2002                  $0.60        $0.25
January 1, 2003/March 31, 2003                     $0.45        $0.25
April 1, 2003/June 30, 2003                        $1.00        $0.20
July 1, 2003/September 30, 2003                    $1.73        $0.85

The closing price of the Company's Common Stock on December 22, 2003, as reported on the AMEX, was $1.51 per share.

Item 6. SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 2003, 2002, 2001, 2000 and 1999. This information has been derived from, and should be read in conjunction with, the audited financial statements, which appear elsewhere in this report. The financial data for the fiscal years ended 2002, 2001, 2000 and 1999 have been restated to reflect the discontinued operations of the Company's former subsidiary, WestAmerica. The information for the fiscal year 2002 has been revised to reflect the cumulative dividends on the Company's preferred stock. All information is expressed in thousands of dollars except for per share information.

                                                2003           2002          2001           2000          1999
                                             -------------------------------------------------------------------
Net revenues                                 $ 50,158       $ 42,002       $ 50,224       $ 56,213      $ 39,477
Net income (loss) from continuing
  operations before extraordinary items          (843)        (3,745)        (7,338)         1,356             8
Preferred stock dividends                        (250)          (168)            --             --            --
Net income (loss) per common share
  from continuing operations                    (0.34)         (1.73)         (3.33)          0.64          0.01
Total assets                                    8,735          7,948         77,599         92,696        86,113
Long-term obligations                           1,536          3,969          3,000            608         2,150
Stockholders' equity (deficit)                   (329)           (91)           622          8,039         4,039
Cash dividends                                     --             --             --             --            --

                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Estimates

The SEC recently issued proposed guidance for disclosure of critical accounting estimates. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. In fiscal years 2003 and 2002, the Company estimated the collectability of receivables due from its registered representatives. These receivables are derived from debts owed to the Company and from money advanced to the registered representatives that may be forgiven over time based on the representatives affiliation with, and production at, National. The Company also estimated the amount of reserves necessary to cover existing contingencies.

Results of Operations

Reclassification of Revenues. The revenues generated from principal trades to institutions for which the Company receives commission revenues previously classified as net dealer inventory gains and other revenues in the fiscal year ended September 28, 2001 have been reclassified as commission revenues to conform with the presentation used in the September 30, 2002 and September 30, 2003 financial statements, without affecting previously reported net losses.

The results discussed below for the fiscal year ended September 28, 2001 have been restated to reflect a discontinuation of operations for the Company's former subsidiary, WestAmerica.

Fiscal Year 2003 Compared with Fiscal Year 2002

The Company's fiscal year 2003 resulted in an increase in revenues and a comparatively lesser increase in expenses compared with fiscal year 2002. The increase in revenues is primarily due to the improved securities markets in the second six months of fiscal year 2003 compared to a year ago. As a result of losses incurred primarily in the first six months of fiscal year 2003, the Company reported a net loss from continuing operations before income taxes of $843,000 compared with a net loss from continuing operations before income taxes of $3,825,000 for fiscal year 2002, an improvement of $2,982,000. The decrease in net loss is a result of the increase in revenues combined with management's efforts to reduce the fixed costs associated with its business.

Total revenues from continuing operations increased $8,156,000, or 19%, in fiscal year 2003 to $50,158,000 from $42,002,000 in fiscal year 2002. This increase is mainly due to the improved securities markets in the second six months of fiscal year 2003 compared to fiscal year 2002. The number of commission tickets generated, and the charge per ticket affects commission revenue and net dealer inventory gains. During fiscal year 2003, trading volume increased by approximately 18%, compared to fiscal year 2002. Commission revenue increased $6,050,000, or 21%, to $34,218,000 from $28,168,000 during fiscal year
2003 compared with fiscal year 2002. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $1,322,000, or 13%, to $11,564,000 from $10,242,000 during fiscal year 2003 compared with fiscal year 2002. During fiscal year 2003, revenues from proprietary trading increased $1,089,000, or 12% to $10,249,000 from $9,160,000 in fiscal year 2002; revenues from market making activities increased $224,000, or 25%, to $1,115,000 from $891,000 in fiscal year 2002; and
revenues from customer mark-ups and mark-downs increased $9,000, or 4%, to $200,000 from $191,000 in fiscal year 2002. The increase in commission revenue and net dealer inventory gains is due to the improved securities markets in the second six months of fiscal year 2003.

Investment banking revenue increased $172,000, or 68%, to $425,000 from $253,000 in fiscal year 2003 compared with fiscal year 2002. The increase in investment banking revenues is primarily attributed to the Company's completing a private placement in the third quarter of fiscal year 2003. Interest and dividend income decreased $224,000 or 14%, to $1,416,000 from $1,640,000 in fiscal year 2003 compared with fiscal year 2002. The decrease in interest income is attributable to a decrease in the amount of customer debits in National's customers' accounts during most of fiscal year 2003, and a decrease in interest rates from the prior year. Transfer fees increased $507,000, or 38%, to $1,850,000 in fiscal year 2003 from $1,343,000 in fiscal year 2002. The increase is due to an increase in transaction volume associated with the Company's retail brokerage business. Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, increased $329,000, or 92%, to $685,000 from $356,000 during fiscal year 2003 compared to fiscal year 2002. The increase is primarily due to increased transaction fees and trading fees.

In comparison with the 19% increase in total revenues, total expenses increased $5,174,000 or 11%, to $51,001,000 for fiscal year 2003 compared to $45,827,000 in fiscal year 2002. The increase in total expenses is a result of greater commission expenses directly associated with commission revenues, as well as a $441,000 increase in its reserve for uncollectible accounts on its other receivables. The increase in total expenses was minimized by management's efforts to streamline its operations and reduce fixed expenses associated with its salaried employees, communication and occupancy expenses.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $8,230,000, or 31%, to $34,583,000 in fiscal year 2003 from $26,353,000 in fiscal year 2002. Commission expense related to commission revenue increased $6,745,000, or 33%, to $26,931,000 in fiscal year 2003 from $20,186,000 in fiscal year 2002; commission expense related to net dealer inventory gains increased $1,347,000, or 23%, to $7,312,000 in fiscal year 2003 from $5,965,000 in fiscal year 2002; and commission expense related to investment banking increased $138,000, or 68%, to $340,000 in fiscal year 2003 from $202,000 in fiscal year 2002. All categories of commission expense as a percentage of the related revenues were relatively consistent between fiscal year 2003 and fiscal year 2002.

Employee compensation expense decreased $1,070,000, or 21%, to $4,021,000 in fiscal year 2003 from $5,091,000 in fiscal year 2002. This decrease is due to management's ongoing efforts to reduce its fixed costs associated with salaried employees. Overall, combined commission and employee compensation expense, as a percentage of revenue increased slightly to 77% from 75% in fiscal years 2003 and 2002, respectively.

Clearing fees decreased $1,527,000, or 36%, to $2,714,000 in fiscal year 2003 from $4,241,000 in fiscal year 2002. Although there was an increase in trading volume, clearing fees decreased due to a change in the number of lower priced tickets from the prior period, and a one time clearing charge of $548,000 incurred in fiscal year 2002. Communication expenses decreased $173,000 or 6% to $2,693,000 from $2,866,000 in fiscal year 2003 compared to fiscal year 2002. The decrease is due to a reduction in voice and data charges. Occupancy costs decreased $622,000, or 18%, to $2,891,000 from $3,513,000. The decrease in occupancy expense is due to the Company's renegotiating certain long-term office leases, and finding subtenants to occupy unused space. Professional fees increased $433,000, or 40%, to $1,526,000 from $1,093,000 in fiscal year 2003 compared to fiscal year 2002. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations.

Interest expense decreased $318,000, or 62%, to $193,000 from $511,000 in fiscal year 2003 compared to fiscal year 2002. The decrease is primarily due to the Company's change from a self-clearing brokerage firm to an introducing brokerage firm during the first quarter of fiscal year 2002, and a decrease in interest rates in 2003 from 2002. Taxes, licenses and registration decreased $4,000, or 1%, to $407,000 from $411,000 in fiscal year 2003 compared to fiscal year 2002. Other expenses increased $225,000 or 13% to $1,973,000 from $1,748,000 in fiscal year 2003 compared to fiscal year 2002. The increase in other expenses is due to the Company's increase of its reserve for uncollectible accounts on its other receivables related to registered representatives formerly associated with National, by $441,000 during fiscal year 2003, as compared to $209,000 in fiscal year 2002.

The Company reported a loss from continuing operations before income taxes of $843,000 in fiscal year 2003 compared to a loss from continuing operations before income taxes of $3,825,000 for fiscal year 2002.

In the first quarter of fiscal year 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities. Overall, the diluted loss attributable to common stockholders in fiscal year 2003 was $1,093,000, or $.34 per common share, as compared to the diluted loss attributable to common stockholders of $3,613,000, or $1.60 per common share in fiscal year 2002. The net loss attributable to common stockholders for fiscal years 2003 and 2002 reflects $250,000 and $168,000 of cumulative but unpaid preferred stock dividends, respectively, on the Company's Preferred Stock issued during fiscal year 2002.

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

Total revenues from continuing operations decreased $8,222,000, or 16%, in fiscal year 2002 to $42,002,000 from $50,224,000 in fiscal year 2001. This decrease is mainly due to the weaker overall securities market compared with the securities market during fiscal year 2001. The number of commission tickets generated, and the charge per ticket affects commission revenue and net dealer inventory gains. During fiscal year 2002 compared to fiscal year 2001, trading volume decreased by approximately 3%. Commission revenue decreased $484,000, or 2%, to $28,168,000 from $28,652,000 during fiscal year 2002 compared with fiscal year 2001. The decrease is due to the weaker securities markets and decreased trading volume. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $1,819,000, or 15%, to $10,242,000 from $12,061,000 during fiscal year 2002 compared with fiscal year 2001. During fiscal year 2002, revenues from proprietary trading decreased $2,198,000, or 19% to $9,190,000 from $11,358,000 in fiscal year 2001; revenues from market making activities increased $504,000, or 130%, to $891,000 from $387,000 in fiscal year 2001; and
revenues from customer mark-ups and mark-downs decreased $125,000, or 40%, to $191,000 from $316,000 in fiscal year 2001. Although the weaker securities markets and decreased trading volume created an overall reduction in revenues, the increase in revenues from market making activities reflects the Company's higher level of market making activity during most of fiscal year 2002.

Interest and dividend income decreased $4,110,000 or 71%, to $1,640,000 from $5,750,000 in fiscal year 2002 compared with fiscal year 2001. This decrease is partially offset by the corresponding decrease in interest expense, which decreased $2,850,000, or 85%, to $511,000 from $3,361,000 in fiscal year 2002 compared to fiscal year 2001. The decrease in both interest income and interest expense is attributable to a decrease in the amount of customer credits and customer debits at National due to the conversion of its clearing business in December 2001, and a decrease in interest rates from 2001 to 2002.

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

In comparison with the 16% decrease in total revenues, total expenses decreased $11,817,000 or 21%, to $45,827,000 for fiscal year 2002 compared to $57,644,000 in fiscal year 2001. The decrease in total expenses is a result of management's efforts to streamline its operations and reduce costs. During fiscal year 2002, the Company has consolidated certain of its operations to its New York offices, eliminated redundancies in various departments, renegotiated long-term leases and curtailed miscellaneous costs.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $2,095,000, or 7%, to $26,353,000 in fiscal year 2002 from $28,448,000 in fiscal year 2001. Commission expense related to commission revenue was virtually unchanged at $20,186,000 in fiscal year 2002 compared to $20,148,000 in fiscal year 2001; commission expense related to net dealer inventory gains decreased $1,519,000, or 20%, to $5,965,000 in fiscal year 2002 from $7,484,000 in fiscal year 2001; and commission expense related to investment banking decreased $614,000, or 68%, to $202,000 in fiscal year 2002 from $816,000 in fiscal year 2001. All categories of commission expense as a percentage of the related revenues were relatively consistent between fiscal year 2002 and fiscal year 2001.

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

Clearing fees decreased $61,000, or 1%, to $4,241,000 in fiscal year 2002 from $4,302,000 in fiscal year 2001. The decrease in clearing expenses would have been greater, absent a dispute that occurred during the second quarter of fiscal year 2002 while finalizing National's clearance conversion to First Clearing. This dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing relating to the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally, resulting in a one-time charge of $548,000 in the second quarter.

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

Interest expense decreased $2,850,000, or 85%, to $511,000 from $3,361,000 in fiscal year 2002 compared to fiscal year 2001. The decrease in interest expense is attributable to a decrease in the amount of customer credits and customer debits at National due to the conversion of its clearing business in December 2001, and a decrease in interest rates from 2002 to 2001. Taxes, licenses and registration decreased $352,000, or 46%, to $411,000 from $763,000 in fiscal year 2002 compared to fiscal year 2001. The decrease is due to a decrease in state taxes based on commission revenues and a decrease in the number of employees for whom the Company pays state registration fees.

Overall, the diluted loss from continuing operations in fiscal year 2002 was $1.73 per common share, as compared to the diluted loss from continuing operations of $3.33 per common share in fiscal year 2001. The net loss attributable to common stockholders for fiscal year 2002 reflects $168,000 of cumulative but unpaid preferred stock dividends on the Company's Preferred Stock issued during fiscal year 2002.

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

In the first quarter of fiscal year 2002, the Company recorded a gain of $300,000 from discontinued operations related to the write-off of WestAmerica's net liabilities. The loss reported in fiscal year 2001 reflected the loss from operations of the Company's WestAmerica subsidiary. In the first quarter of fiscal year 2002, WestAmerica filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. This filing eliminated the risk of loss for the liabilities in excess of assets, and accordingly, that amount was reversed and reflected as income in the first quarter of fiscal year 2002. The Company did not guarantee any of the obligations of WestAmerica, a distinct legal entity. Consequently, the Company believes that it has no liability to creditors of WestAmerica. As of December 18, 2002, no creditors of WestAmerica have sought recovery from the Company. During fiscal year 2001, West America had total revenues of $2,155,000, and a net loss of $1,002,000.

Liquidity and Capital Resources

As with most financial services firms, substantial portions of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. Through December 2001, while acting as a self-clearing firm, National's interest bearing and non-interest bearing customer credit balances, other payables and equity capital primarily financed these assets. National utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing was used to maximize cash flow and was regularly repaid. In January 2001, National entered into a $5,000,000 secured line of credit with American National Bank and Trust Company of Chicago that was guaranteed by the Company. The line of credit has been fully repaid and expired on December 31, 2001.

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. On December 12, 2003, the Company was advised by the NASD that, pursuant to National's pledge of its assets as security for loans to the Company from First Clearing (such loans aggregated $2,131,000 as of September 30, 2003), National was not in compliance with its net capital requirements. Accordingly, at September 30, 2003, National reported an excess net capital deficiency of $829,000. This compliance requirement was corrected on December 15, 2003, upon termination of the security agreement with First Clearing.

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

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual broker. The allowance for doubtful accounts increased by $441,000 in fiscal year 2003, reflecting the amount of loss that can be reasonably estimated by management.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

As a result of the losses throughout fiscal year 2001, notably those of the fourth quarter, attributable in part to the unprecedented events in September 2001, the Company concluded that existing capital would not be sufficient to satisfy existing operations. The Company explored various transactions to finance the Company's operations. In December 2001, the Company completed a series of transactions (the "Investment Transaction") that are more fully described in Part 1. The Company continued to incur operating losses throughout fiscal year 2002, and as a result, the Company believed that its then existing capital was not sufficient to satisfy its current level of operations. Accordingly, the Company pursued additional sources of capital from various potential investors. In the fourth quarter of fiscal year 2002, the Company completed $210,000 of investments in the form of Series A Preferred Stock and continued to seek additional investments.

In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act (the "Private Offering"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's Common Stock and one three-year warrant to purchase one share of the Company's Common Stock at a per share price of $1.25 (the "Warrants"). Net proceeds of $554,500 closed in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 Warrants. In January 2003, the Company issued 76,923 shares of Common Stock and a three-year warrant to purchase 76,923 shares of Common Stock at $1.25 per share to Seyfarth Shaw, as payment of $50,000 of legal fees that were accrued as of September 30, 2002. The Warrants issued in connection with the Private Offering and the Warrants issued to Seyfarth Shaw have been included along with the proceeds of the shares of Common Stock issued as additional paid-in capital.

In March 2003, the Company filed a Registration Statement on Form S-3 under the Securities Act for the resale of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants. In October 2003, the Company filed a Form RW withdrawing the filing of the Registration Statement on Form S-3. Currently the Company is eligible to file a Registration Statement on Form S-3, and management believes it will file such statement in the near term, that will include the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants issued in the Private Offering.

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

The conversion to First Clearing began in December 2001 and was completed in March 2002. It is standard business practice in the brokerage industry for clearing firms to provide financial support to correspondent clearing firms. As such, in connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that was also contributed to National. The amount of the note that is repayable on each anniversary date is the principal, and interest if any, then outstanding divided by the remaining life of the note. Borrowings under the promissory note are forgivable annually based on achieving certain business performance and trading volumes of the Company over the life of the loan. The Company would need to generate approximately 250,000 tickets per year over the ten-year term of the note to satisfy the trading volume requirement, which has been satisfied through fiscal year 2003.

In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. As part of the settlement, the minimum level of stockholders' equity the Company is required to maintain under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings are available under the promissory note, as amended. Additionally, National received its clearing deposit, net of miscellaneous expenses, of $975,000 from US Clearing. National terminated its clearing agreement with US Clearing.

In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan was due to be repaid in January 2004. Additionally, First Clearing has waived its stockholders' equity covenant as of September 30, 2003 and December 31, 2003.

In December 2003, the Company engaged in various discussions with the NASD relating to the Security Agreement between National and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000, (2) the excess $500,000 was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing has waived payment of the $375,000 that was due to be paid in January 2004. Additionally, the Company is engaged in discussions and negotiations with First Clearing regarding the clearing relationship, and payment of the remaining outstanding balance on the promissory note.

In November 2003, National and the holder of the $1.0 million secured demand note that matures on February 1, 2004, agreed that the note will be replaced with a note in a principal amount equal to at least $500,000 that will mature on February 28, 2005. Additionally, two noteholders have agreed to extend the maturity date on $1.0 million of notes from January 25, 2004 to July 31, 2005, and effective February 1, 2004, the interest rate will be increased to 12% from 9% per annum.

The Company believes that with the improved market conditions and the Company's increased volume of business experienced during the third and fourth quarters of fiscal year 2003, and the first quarter of fiscal year 2004, and the continuation of such improved market conditions, funds will be sufficient to maintain its current level of business activities during fiscal year 2004. Additionally, the Company has recently commenced efforts to raise additional capital in order to strengthen its existing capital. If current market conditions do not continue, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

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

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB Interpretation 46 is not expected to have an impact on the Company's financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of September 30, 2003:

                             Securities held     Securities sold, but
                               for resale          not yet purchased
                             ---------------     --------------------
Corporate stocks              $    238,000            $     63,000
Corporate bonds                     21,000                   5,000
Government obligations             115,000                  48,000
                              ------------            ------------
                              $    374,000            $    116,000
                              ============            ============


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14(a)(1) for a list of financial statements filed as part of this Report.


                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a Report on Form 8-K dated May 5, 2003 reporting a change in its independent public accountants to Marcum & Kliegman LLP from Grassi & Co., CPAs, P.C. The Company filed a Report on Form 8-K dated October 9, 2003 reporting a change in its independent public accountants attributable to the merger of Feldman Sherb & Co., P.C. with Grassi & Co., CPAs, P.C. on April 17, 2002. There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended September 30, 2003.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics. The Company has adopted a written Code of Ethics (the "Code of Ethics") that applies to its Chief Executive Officer and Acting Chief Financial Officer. A copy of the Code of Ethics is available on the National website at www.nationalsecurities.com, and print copies are available to any shareholder that requests a copy. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on the National website promptly following the date of such amendment or waiver.

The other information required by this Item will be included in the Company's 2004 Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's 2004 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company's 2004 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company's 2004 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company's 2004 Proxy Statement and is incorporated herein by reference.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following financial statements are included in Part II, Item 8:

         1.     Financial Statements
                    Independent Auditors' Reports
                    Consolidated Financial Statements
                         Statements of Financial Condition, September 30, 2003 and September 30, 2002 Statements of Operations, Years ended September 30, 2003, September 30, 2002 and
                           September 28, 2001
                         Statement of Changes in Stockholders' Equity (Deficit),
                           Years ended September 30, 2003, September 30, 2002 and September 28, 2001
                         Statements of Cash Flows,  Years  ended  September  30,
                           2003, September 30, 2002 and September 28, 2001
                         Notes to Consolidated Financial Statements

         2.     Financial Statement Schedules

                    Schedules not listed above have been omitted because they are not applicable or have been included in footnotes to the consolidated financial statements.

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the fourth quarter ended September 30, 2003.

(c)      Exhibits

         See Exhibit Index.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC CASCADE FINANCIAL CORPORATION
(Registrant)


Date: December 29, 2003             By:  /s/Mark Goldwasser
                                        ----------------------------------------
                                         Mark Goldwasser
                                         President, Director and Chief Executive
                                         Officer

Date: December 29, 2003             By:   /s/Robert H. Daskal
                                        ----------------------------------------
                                         Robert H. Daskal,
                                         Acting Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2003             By:  /s/Steven B. Sands
                                       -----------------------------------------
                                        Steven B. Sands, Co-Chairman

Date: December 29, 2003             By:  /s/Martin S. Sands
                                       -----------------------------------------
                                         Martin S. Sands, Co-Chairman

Date: December 29, 2003             By:  /s/Mark Goldwasser
                                       -----------------------------------------
                                         Mark Goldwasser,
                                         President, Director and Chief Executive
                                         Officer

Date: December 29, 2003             By:  /s/Norman J. Kurlan
                                       -----------------------------------------
                                          Norman J. Kurlan, Director

Date: December 29, 2003             By:  /s/Gary A. Rosenberg
                                       -----------------------------------------
                                        Gary A. Rosenberg, Director

Date:   December 29, 2003           By:  /s/Robert J. Rosan
                                         ---------------------------------------
                                        Robert J. Rosan, Director

Date:   December 29, 2003           By:  /s/Peter Rettman
                                         ---------------------------------------
                                        Peter Rettman, Director

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

14.      The Code of Ethics.

16.1 Change in Certifying Accountant, previously filed in Form 8-K in August 1998 and hereby incorporated by reference.

16.2 Investment Transaction, previously filed in Form 8-K in January 2002 and hereby incorporated by reference.

16.3 Resignation of Director, previously filed in Form 8-K in April 2002 and hereby incorporated by reference.

16.4 Change in its Independent Public Accountants, previously filed in Form 8-K in May 2003 and hereby incorporated by reference.

16.5 Change in its Independent Public Accountants, previously filed in Form 8-K in October 2003 and hereby incorporated by reference.

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

23.4 Consent of D'Ancona & Pflaum LLC, previously filed to Forms S-8 in June 2000 and June 2001 and hereby incorporated by reference.

24.      Power of Attorney,  previously  filed to Forms S-3 in May 1999 and June
         1999

31.1 Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Acting Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Acting Chief Financial Officer's Certificate pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

         *Compensatory agreements

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
Olympic Cascade Financial Corporation

We have audited the accompanying consolidated statement of financial condition of Olympic Cascade Financial Corporation and Subsidiary as of September 30, 2003, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Olympic Cascade Financial Corporation and Subsidiary as of September 30, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Marcum & Kliegman LLP
------------------------------------
Marcum & Kliegman LLP
Certified Public Accountants


December 3, 2003
(except with respect to the matter
discussed in Note 21, as to which
the date is December 15, 2003)
New York, New York

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


                                                     /s/ Grassi & Co. CPAs, P.C.
                                                    ----------------------------
                                                        Grassi & Co., CPAs, P.C.
                                                    Certified Public Accountants

         December 18, 2002
         New York, New York

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
Olympic Cascade Financial Corporation

         We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Olympic Cascade Financial Corporation and Subsidiaries for the year ended September 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Olympic Cascade Financial Corporation and Subsidiaries for the year ended September 28, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Feldman Sherb & Co., P.C.
                                                   -----------------------------
                                                        Feldman Sherb & Co. P.C.
                                                    Certified Public Accountants

         December 26, 2001
         New York, New York

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          ASSETS

                                                                                                 September 30,      September 30,
                                                                                                     2003               2002
                                                                                                 ------------       ------------
CASH                                                                                             $    451,000       $    325,000
CASH, restricted                                                                                           --            309,000
DEPOSITS WITH CLEARING ORGANIZATIONS                                                                1,041,000          1,489,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS                                          3,724,000          1,269,000
OTHER RECEIVABLES, net of reserve for uncollectible accounts of $650,000 and
            $209,000 at September 30, 2003 and 2002, respectively                                     709,000          1,155,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                                644,000            799,000
SECURITIES HELD FOR RESALE, at market                                                                 374,000            606,000
FIXED ASSETS, net                                                                                     247,000            369,000
SECURED DEMAND NOTE                                                                                 1,000,000          1,000,000
OTHER ASSETS                                                                                          545,000            627,000
                                                                                                 ------------       ------------

TOTAL ASSETS                                                                                     $  8,735,000       $  7,948,000
                                                                                                 ============       ============

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT

BANK OVERDRAFT                                                                                   $         --       $    408,000
PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS                                                  258,000            490,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                                     116,000            105,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                            4,520,000          2,821,000
NOTES PAYABLE                                                                                       3,170,000          3,215,000
                                                                                                 ------------       ------------
TOTAL LIABILITIES                                                                                   8,064,000          7,039,000
                                                                                                 ------------       ------------

SUBORDINATED BORROWINGS                                                                             1,000,000          1,000,000
                                                                                                 ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
          Preferred stock, $.01 par value, 100,000 shares authorized; designated
             Series A 9% cumulative  convertible  preferred stock, 30,000 shares authorized; 27,825
             shares issued and outstanding (liquidation preference: $2,782,500)                            --                 --
          Common stock, $.02 par value, 60,000,000 shares authorized, 3,367,558 and
             2,274,449 issued and outstanding, at September 30, 2003 and 2002, respectively            67,000             45,000
          Additional paid-in capital                                                               12,628,000         12,045,000
          Accumulated deficit                                                                     (13,024,000)       (12,181,000)
                                                                                                 ------------       ------------
TOTAL STOCKHOLDERS' DEFICIT                                                                          (329,000)           (91,000)
                                                                                                 ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                      $  8,735,000       $  7,948,000
                                                                                                 ============       ============


                See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Years Ended
                                                               ----------------------------------------------------------------
                                                               September 30, 2003     September 30, 2002     September 28, 2001
                                                               ------------------     ------------------     ------------------
REVENUES
      Commissions                                                $   34,218,000         $   28,168,000         $   28,652,000
      Net dealer inventory gains                                     11,564,000             10,242,000             12,061,000
      Investment banking                                                425,000                253,000              1,020,000
      Interest and dividends                                          1,416,000              1,640,000              5,750,000
      Transfer fees and clearance services                            1,850,000              1,343,000              1,092,000
      Other                                                             685,000                356,000              1,649,000
                                                                 --------------         --------------         --------------

                                                                     50,158,000             42,002,000             50,224,000
                                                                 --------------         --------------         --------------

EXPENSES
      Commissions                                                    34,583,000             26,353,000             28,448,000
      Employee compensation and related expenses                      4,021,000              5,091,000              8,726,000
      Occupancy and equipment costs                                   2,891,000              3,513,000              4,415,000
      Interest                                                          193,000                511,000              3,361,000
      Clearance fees                                                  2,714,000              4,241,000              4,302,000
      Communications                                                  2,693,000              2,866,000              3,340,000
      Taxes, licenses, registration                                     407,000                411,000                763,000
      Professional fees                                               1,526,000              1,093,000              1,945,000
      Other                                                           1,973,000              1,748,000              2,344,000
                                                                 --------------         --------------         --------------

                                                                     51,001,000             45,827,000             57,644,000
                                                                 --------------         --------------         --------------

Loss from continuing operations before
      income taxes and extraordinary item                              (843,000)            (3,825,000)            (7,420,000)
Income tax benefit                                                           --                 80,000                 82,000
                                                                 --------------         --------------         --------------

Loss from continuing operations before
      extraordinary item                                               (843,000)            (3,745,000)            (7,338,000)
                                                                 --------------         --------------         --------------

Income (loss) from discontinued operations, net of tax:
      Loss from operations                                                   --                     --               (915,000)
      Gain (loss) on disposal                                                --                300,000                (87,000)
                                                                 --------------         --------------         --------------

Income (loss) from discontinued operations                                   --                300,000             (1,002,000)
                                                                 --------------         --------------         --------------

 Income from extraordinary item- gain from
      extinguishment of debt, net of tax                                     --                     --                418,000
                                                                 --------------         --------------         --------------

Net loss                                                               (843,000)            (3,445,000)            (7,922,000)

Preferred stock dividends                                              (250,000)              (168,000)                    --
                                                                 --------------         --------------         --------------

Net loss attributable to common stockholders                     $   (1,093,000)        $   (3,613,000)        $   (7,922,000)
                                                                 ==============         ==============         ==============

INCOME (LOSS) PER COMMON SHARE

Basic and diluted:
      Loss from continuing operations                            $        (0.34)        $        (1.73)        $        (3.33)
      Income (loss) from discontinued operations                             --                   0.13                  (0.45)
      Extraordinary gain                                                     --                     --                   0.19
                                                                 --------------         --------------         --------------
              Net loss                                           $        (0.34)        $        (1.60)        $        (3.59)
                                                                 ==============         ==============         ==============

Weighted average number of shares outstanding:
      Basic and diluted                                               3,175,315              2,255,449              2,207,101
                                                                 ==============         ==============         ==============


                See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

          SEPTEMBER 30, 2003, SEPTEMBER 30, 2002 AND SEPTEMBER 28, 2001


                                        Preferred Stock              Common Stock           Additional
                                  --------------------------  --------------------------     Paid-In
                                     Shares        Amount        Shares        Amount        Capital       Deficit         Total
                                  ------------  ------------  ------------  ------------  ------------  ------------   ------------
BALANCE, September 29, 2000                 --  $         --     2,153,846  $     43,000  $  8,810,000  $   (814,000)  $  8,039,000

   Exercise of stock options                --            --        73,603         2,000       273,000            --        275,000
   Options issued to consultants            --            --            --            --       105,000            --        105,000
   Issuance of restricted common
      stock                                 --            --         9,000            --        25,000            --         25,000
   Original issue discount                  --            --            --            --       100,000            --        100,000
   Net loss                                 --            --            --            --            --    (7,922,000)    (7,922,000)
                                  ------------  ------------  ------------  ------------  ------------  ------------   ------------

BALANCE, September 28, 2001                 --            --     2,236,449        45,000     9,313,000    (8,736,000)       622,000

   Issuance of restricted common
      stock in exchange of note             --            --        38,000            --        49,000            --         49,000
   Issuance of preferred stock          17,825            --            --            --     1,683,000            --      1,683,000
   Issuance of preferred stock in
      exchange of notes                 10,000            --            --            --     1,000,000            --      1,000,000
   Net loss                                 --            --            --            --            --    (3,445,000)    (3,445,000)
                                  ------------  ------------  ------------  ------------  ------------  ------------   ------------

BALANCE, September 30, 2002             27,825            --     2,274,449        45,000    12,045,000   (12,181,000)       (91,000)

   Issuance of restricted common
       stock:                               --            --
        From private placement                                   1,016,186        21,000       533,000                      554,000
        Payment of legal fees                                       76,923         1,000        50,000                       51,000
   Net loss                                 --            --            --            --            --      (843,000)      (843,000)
                                  ------------  ------------  ------------  ------------  ------------  ------------   ------------

BALANCE, September 30, 2003             27,825  $         --     3,367,558  $     67,000  $ 12,628,000  $(13,024,000)  $   (329,000)
                                  ============  ============  ============  ============  ============  ============   ============

                See notes to consolidated financial statements.

        OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years ended
                                                                          ----------------------------------------------------------
                                                                          September 30, 2003  September 30, 2002  September 28, 2001
                                                                          ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $   (843,000)       $ (3,445,000)      $ (7,922,000)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
       Depreciation and amortization                                              217,000             566,000            632,000
       Compensation related to issuance of stock options                               --                  --            105,000
       Deferred income tax benefit                                                     --                  --             50,000
       Gain on extraordinary item-extinguishment of debt                               --                  --           (418,000)
       Amortization of note discount                                               33,000              33,000             23,000
       Provision for doubtful accounts                                            441,000             209,000                 --
       Forgiveness of loan                                                       (453,000)           (339,000)                --
       Write-down of limited partnership investment                                29,000                  --                 --
       Change in net assets (liabilities) of discontinued operations                   --            (300,000)           817,000
   Changes in assets and liabilities
       Cash, cash equivalents and securities                                           --          37,188,000         (7,671,000)
       Restricted cash                                                            309,000              16,000           (325,000)
       Deposits with clearing organizations                                       448,000           3,165,000         (2,862,000)
       Receivables from broker-dealers, clearing organizations and others      (2,295,000)         27,828,000         25,079,000
       Income taxes payable                                                            --                  --           (258,000)
       Securities held for resale, at market                                      232,000             525,000           (758,000)
       Other assets                                                                53,000             313,000         (1,689,000)
       Payables                                                                 1,892,000         (63,183,000)       (15,963,000)
       Securities sold, but not yet purchased, at market                           11,000            (687,000)           600,000
                                                                             ------------        ------------       ------------
   Net cash provided by (used in) operating activities                             74,000           1,889,000        (10,560,000)
                                                                             ------------        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of fixed assets                                                   (94,000)            (94,000)          (806,000)
                                                                             ------------        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowings (payments) on line of credit                                         --          (3,500,000)         3,500,000
       Proceeds from notes payable                                                     --           1,548,000          4,000,000
       Payment of notes payable                                                        --             (13,000)           (84,000)
       Payments on capital lease                                                       --            (300,000)          (340,000)
       Issuance of restricted stock                                                    --                  --             25,000
       Increase (decrease) in cash overdraft                                     (408,000)         (1,148,000)         1,556,000
       Net proceeds from issuance of preferred stock                                   --           1,683,000                 --
       Net proceeds from issuance of common stock and warrants                    554,000                  --                 --
       Exercise of stock options                                                       --                  --            275,000
                                                                             ------------        ------------       ------------
   Net cash provided by (used in) financing activities                            146,000          (1,730,000)         8,932,000
                                                                             ------------        ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                   126,000              65,000         (2,434,000)

CASH BALANCE
       Beginning of the year                                                      325,000             260,000          2,694,000
                                                                             ------------        ------------       ------------

       End of the year                                                       $    451,000        $    325,000       $    260,000
                                                                             ============        ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
       Interest                                                              $    193,000        $    535,000       $  3,317,000
                                                                             ============        ============       ============
       Income taxes                                                          $         --        $     12,000       $    323,000
                                                                             ============        ============       ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
          FINANCING ACTIVITIES
       Exchange of notes payable for preferred stock                         $         --        $  1,000,000       $         --
                                                                             ============        ============       ============
       Exchange of notes payable for common stock                            $         --        $     49,000       $         --
                                                                             ============        ============       ============
       Exchange of accounts payable for common stock                         $     51,000        $         --       $         --
                                                                             ============        ============       ============
       Conversion of accounts payable to loan payable                        $    375,000        $         --       $         --
                                                                             ============        ============       ============
       Warrants issued as a discount on notes payable                        $         --        $         --       $    100,000
                                                                             ============        ============       ============
       Forgiveness of loan                                                   $    453,000        $    339,000       $         --
                                                                             ============        ============       ============

                See notes to consolidated financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 30, 2003, SEPTEMBER 30, 2002 AND SEPTEMBER 28, 2001

1.       ORGANIZATION

         Olympic Cascade Financial Corporation ("Olympic" or the "Company") is a diversified financial services organization, operating through its wholly owned subsidiary, National Securities Corporation ("National"). The Company's business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. National is an introducing broker and clears all transactions through a clearing organization on a fully disclosed basis.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Principles of Consolidation - The consolidated financial statements include the accounts of Olympic and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

         b. Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         c. Revenue Recognition - Customer security transactions and the related commission income and expense are recorded as of the trade date. Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Customers who are financing their transaction on margin, are charged interest. The Company's margin requirements are in accordance with the terms and conditions mandated by First Clearing Corporation ("FCC"), its clearing firm. The interest is billed on the average daily balance of the margin account.

                  Net dealer inventory gains result from securities transactions entered into for the account and risk of the Company. Net dealer inventory gains are recorded on a trade date basis. Transfer fees are charged for each customer's security transaction, and are recognized as of the trade date. Investment advisory fees are account management fees for high net worth clients, and are billed quarterly and recognized as earned.

         d. Fixed Assets - Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets, which range from five to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

         e. Fiscal Year - In fiscal year 2002, the Company changed its fiscal year from a 52-53 week fiscal year ending on the last Friday in September, to a fiscal year ending on September 30.

         f. Income Taxes - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

         g. Investment in Limited Partnership - The Company accounts for its investment in the limited partnership in accordance with the equity method of accounting. Such asset has been included in other assets in the accompanying consolidated statements of financial condition.

         h. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and other liabilities approximates fair value based on the short-term maturity of these instruments.

         i.       Impairment  of  Long-Lived   Assets  -  The  Company   reviews
                  long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2003, the Company believes that there has been no impairment of its long-lived assets.

         j. Income (Loss) per Common Share - Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted. Stock options and warrants, and conversion of the cumulative convertible preferred stock, were excluded from the diluted loss per share computation for the fiscal years ended September 30, 2003 and 2002, and September 28, 2001, since the Company incurred losses for these years and the inclusion of such securities would be antidilutive. Income (loss) per common share for the year ended September 30, 2002 has been revised to reflect cumulative dividends on preferred stock.

         k. Stock Based Compensation - During fiscal year 2003, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amended SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                                                                               Fiscal Years Ended
                                                               ----------------------------------------------------
                                                                 September 30,      September 30,     September 28,
                                                                     2003               2002              2001
                                                               ----------------------------------------------------
Net loss attributable to common stockholders - as reported     $  (1,093,000)     $  (3,613,000)     $  (7,922,000)

Stock-based employee compensation cost determined
under fair value method, net of tax effects                          (36,000)           (50,000)          (535,000)

                                                               ----------------------------------------------------
Net loss attributable to common stockholders - pro forma       $  (1,129,000)     $  (3,663,000)     $  (8,457,000)
                                                               ====================================================

Loss per share

Basic and diluted loss per share:
Net loss attributable to common stockholders - as reported     $       (0.34)  $          (1.60)  $          (3.59)

Per share stock-based employee compensation cost
determined under fair value method, net of tax effects                 (0.01)             (0.02)             (0.24)

                                                               ----------------------------------------------------
Net loss attributable to common stockholders - pro forma       $       (0.35)  $          (1.62)  $          (3.83)
                                                               ====================================================

                  The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2003 and 2002, and September 28, 2001. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In management's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                               Fiscal Years Ended
                                  ----------------------------------------------
                                   September 30,   September 30,   September 28,
                                        2003            2002            2001
                                  ----------------------------------------------
Assumptions:
Risk-free interest rate               4.01%            5.7%              5.0%

Expected life, in years                5.0             5.0               5.0

Expected volatility                    311%            286%               96%

Results:
Fair value of options granted      $  0.52          $  0.02          $  0.24

         l. Concentrations of Credit Risk - The Company is engaged in trading and a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company's business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company. The Company uses one clearing broker for substantially all of its business. The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client's account. The Company's exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company's clients. It is the Company's policy to review, as necessary, the credit standing of its customers and each counterparty. Amounts due from customers that are considered uncollectible are charged back to the Company by the clearing broker when such amounts become determinable. Such amounts are then charged to the broker initiating the transaction and are included in other receivables in the accompanying consolidated statements of financial condition.

                  The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures up to $100,000 at each institution. At times such amounts may exceed the FDIC limits. At September 30, 2003 the uninsured cash bank balance was $202,000. The Company believes it is not exposed to any significant credit risks for cash.

         m. Other Receivables - The Company extends unsecured credit in the normal course of business to its brokers. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual broker. The allowance for doubtful accounts reflects the amount of loss that can be reasonably estimated by management, and is included in other expenses in the accompanying consolidated statements of operations.

         n. Advances to Registered Representatives - Advances are given to certain registered representatives as an incentive for their affiliation with National. The representative signs an independent contractor agreement with National for a specified term. The advance is then amortized on a straight-line basis over the amount of time the representative is obligated to be affiliated with National, and is included in commissions expense in the accompanying consolidated statements of operations. In the event the representative's affiliation with National terminates prior to the fulfillment of their contract, the representative is required to repay the unamortized balance.

         o. Other Assets - Other assets consist of the investment in venture capital fund, pre-paid expenses and lease deposits.

         p. Recent Accounting Pronouncements - In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The Company's adoption of the recognition requirements of FIN No. 45 did not have any effect on its consolidated financial position or results of operations.

                  In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB Interpretation 46 is not expected to have an impact on the Company's consolidated financial statements.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of SFAS No. 150 is not expected to have an impact on the Company's consolidated financial statements.

         q. Reclassification of Revenues - The revenues generated from principal trades to institutions for which the Company receives commission revenues, previously classified as net dealer inventory gains and other revenues in prior years, have been reclassified in the September 28, 2001 consolidated financial statements as commission revenues to conform with the presentation used in the September 30, 2002 and September 30, 2003 consolidated financial statements without affecting the previously reported net losses.

         r. Management's Liquidity Plans - The market conditions experienced during fiscal years 2001 and 2002, and the first half of fiscal year 2003, have resulted in continuing operating losses and a reduction in the stockholders' equity of the Company. Accordingly, the Company pursued additional sources of capital from various potential investors. In the fourth quarter of fiscal year 2002, the Company received $210,000 from the sale of Series A Preferred Stock and continued to seek additional funds.

                  In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act. Net proceeds of $554,500 closed in the first quarter of fiscal year 2003. Additionally, in the first quarter of fiscal year 2003, FCC loaned the Company $375,000 in the form of clearing fee rebates.

                  In November 2003, National and the holder of the $1.0 million secured demand note that matures on February 1, 2004, agreed that the note will be replaced with a note in a principal amount equal to at least $500,000 that will mature on February 28, 2005. Additionally, two noteholders have agreed to extend the maturity date on $1.0 million of notes from January 25, 2004 to July 31, 2005, and effective February 1, 2004, the interest rate will be increased to 12% from 9% per annum.

                  In December 2003, National's clearing deposit with FCC was reduced from $1,000,000 to $500,000, the excess $500,000 was paid to FCC to reduce the Company's outstanding loan balance on its promissory note, and FCC forgave the $375,000 loan that was due to be repaid in January 2004.

                  The Company believes that with the improved market conditions and the Company's increased volume of business experienced during the third and fourth quarters of fiscal year 2003, and the first quarter of fiscal year 2004, and the continuation of such improved market conditions, funds will be sufficient to maintain its current level of business activities during fiscal year 2004. Additionally, the Company has recently commenced efforts to raise additional capital in order to strengthen its existing capital. If current market conditions do not continue, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

3.       SIGNIFICANT AGREEMENTS AND TRANSACTIONS

         a.       CLEARING AGREEMENTS

                  In August 2001, National entered into a ten-year agreement with FCC, a wholly-owned subsidiary of Wachovia Corporation, under which FCC provides clearing and other related services for National. The conversion to FCC began in December 2001 and was completed in March 2002.

                  As part of the clearing agreement, FCC has agreed to execute orders, prepare and mail order confirmations to National's customers, prepare and mail monthly statements to National's customers, and provide various other clearing and execution related services. National pays FCC fees for the services it performs in accordance with standard industry practices. FCC maintains possession and control of National's customer funds and securities in accordance with the broker-dealer financial responsibility rules promulgated under the Securities Exchange Act of 1934, as amended, and other applicable laws, rules or regulations. National's customers maintain control of and receive the benefits from their customer accounts. National's registered representatives receive the commissions generated by transactions on the customer accounts. The customer is responsible for any and all losses for transactions on their account. National, however, has indemnified FCC for debts owed by customers from transactions in their accounts.

                  In connection with the Clearing Agreement, the Company entered into a ten-year promissory note with FCC under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that the Company also contributed to National. The amount of the note that is repayable on each anniversary date is the principal, and interest if any, then outstanding divided by the remaining life of the note. Principal and interest under the promissory note are forgivable annually based on certain business performance and trading volumes of the Company. The Company would need to generate, on average, approximately 250,000 tickets per year over the ten-year term of the note to satisfy the trading volume requirement, which has been satisfied through fiscal year 2003. Based on actual tickets, a total of $453,000 and $339,000 were forgiven in fiscal years 2003 and 2002, respectively, which has been recorded as a reduction in clearing fees expense in the accompanying consolidated statements of operations.

                  In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and FCC, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by FCC and added to the existing promissory note. As part of the settlement, the minimum level of stockholders' equity the Company is required to maintain under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings are available under the promissory note, as amended. Additionally, National received its clearing deposit, net of miscellaneous expenses, of $975,000 from US Clearing. National terminated its clearing agreement with US Clearing.

                  The agreement also requires the payment of a termination fee ranging from $2,000,000 to $400,000 if terminated within years one through six of the agreement. Olympic has pledged its shares of stock of National to secure the aforementioned note. In addition, substantially all of the assets of National were collateralized for the aforementioned loan.

                  During the year ended September 30, 2003, FCC loaned the Company an additional $375,000 in the form of clearing fee rebates that the Company simultaneously contributed to National. The loan is due to be repaid in January 2004. Additionally, FCC has waived its stockholders' equity covenant as of September 30, 2003 and December 31, 2003.

                  See Note 21, "Subsequent Events" regarding matters concerning the Company and FCC.

         b.       EQUITY TRANSACTIONS

                  (i) During fiscal year 2002, a company affiliated with the President of Olympic and an unaffiliated company (collectively, the "Investors") obtained a significant ownership in the Company (the "Investment Transaction") through purchasing 15,725 shares of Series A convertible preferred stock ("Preferred Stock") of Olympic at $100 per share, convertible into common stock at a price of $1.50 per share.

                  (ii) Concurrent with the closing of the above transaction, the then current Chief Executive Officer and Chief Financial Officer of Olympic terminated their employment agreements with the Company and simultaneously entered into consulting agreements of eighteen and twenty-seven months, respectively, at a monthly consideration of $10,000 for each consultant. In addition, the Chief Executive Officer was also given the option to purchase all of the shares of stock of Canterbury for its book value of approximately $11,000, which closed in May 2002. Such officer also sold 285,000 shares of the Company's common stock owned by the officer and his family to the aforementioned unaffiliated company.

                  (iii) Also, in December 2001, Olympic executed a securities exchange agreement with the holders of Olympic's $2,000,000 promissory note holders, whereby $1,000,000 of such notes were exchanged as payment for the issuance of 10,000 shares of Series A convertible preferred stock at $100 per share. In addition, 100,000 of the warrants issued pursuant to the original loan transaction were repriced from an exercise price of $5.00 per share to $1.75 per share. No effect was given to the repriced Warrants, as the Company's Common Stock was selling at prices below $1.75 per share. The two noteholders have agreed to extend the maturity date on the remaining $1,000,000 from January 25, 2004 to July 31, 2005. Effective February 1, 2004, the interest rate on the notes will be increased to 12% from 9% per annum. Additionally, the other 100,000 warrants to acquire shares of common stock will be repriced from an exercise price of $5.00 per share to $1.25 per share, and the expiration date for all 200,000 warrants will be extended to July 31, 2005.

                  (iv) In the fourth quarter of fiscal 2002, the former Chief Executive Officer of the Company invested $210,000 in the Company by purchasing 2,100 shares of the Preferred Stock at $100 per share.

                  (v) In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act (the "Private Offering"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's common stock and one three-year warrant to purchase one share of the Company's common stock at a per share price of $1.25. Net proceeds of $554,500 were received in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of restricted common stock and 1,016,186 warrants. In January 2003, the Company issued 76,923 shares of common stock and a three-year warrant to purchase 76,923 shares of common stock at $1.25 per share to Seyfarth Shaw LLP (formerly D'Ancona & Pflaum LLC), as payment of approximately $51,000 of legal fees that were accrued as of September 30, 2002. The warrants issued in connection with the Private Offering and the warrants issued to Seyfarth Shaw have been included along with the proceeds of the shares of common stock issued as additional paid-in capital.

                           In March 2003, the Company filed a Registration Statement on Form S-3 under the Securities Act for the resale of the shares of common stock and the shares of common stock issuable upon exercise of the warrants. In October 2003, the Company filed a Form RW withdrawing the filing of the Registration Statement on Form S-3. Currently the Company is eligible to file a Registration Statement on Form S-3, and management believes it will file such statement in the near term, that will include the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the Private Offering.

4.       DISCONTINUED OPERATIONS

         In the first quarter of fiscal year 2002, WestAmerica filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. This filing eliminated the risk of loss for the liabilities in excess of assets, and accordingly, that amount was reversed and reflected as income in the first quarter of fiscal year 2002. The Company did not guarantee any of the obligations of WestAmerica, a distinct legal entity. Consequently, the Company believes that it has no liability to creditors of WestAmerica. As of December 3, 2003, no creditors of WestAmerica have sought recovery from the Company, and the Company has been advised by legal counsel that the bankruptcy case has been completed.

         The following is a summary of the Company's discontinued operations:

                                        September 30, 2002  September 28, 2001
                                        ------------------  ------------------
         Revenues                          $        --         $ 2,134,000
                                           -----------         -----------
         Loss from operations                       --            (915,000)
         Gain (loss) on disposal               300,000             (87,000)
                                           -----------         -----------
         Income (loss) from discontinued
         operations                        $   300,000         $(1,002,000)
                                           ===========         ===========

5.       RESTRICTED CASH

         The Company maintained an escrow account on behalf of a customer in which National acted as its underwriter. Funds were wired at the direction of the customer. The restricted cash balance was $309,000 as of September 30, 2002. During the year ended September 30, 2003, the Company disbursed the remaining balance in such account.

6.       BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

         At September 30, 2003 and 2002 the amounts receivable of $3,724,000 and $1,269,000, respectively, from brokers and dealers represent amounts due for fees and commissions. At September 30, 2003 and 2002, the amounts payable to broker dealers and clearing organization of $258,000 and $490,000, respectively, represent amounts payable for inventory purchases on behalf of the Company and its customers.

7.       OTHER RECEIVABLES

         An analysis of other receivables, and the reserve for uncollectible accounts on such receivables for the fiscal years ended September 30, 2002 and 2003 is as follows:

                                          Other                         Net
                                       Receivables      Reserve     Receivables
                                      ------------   ------------   -----------
         Balance, September 28, 2001  $   349,000    $        --    $   349,000
         Additions                      1,015,000                     1,015,000
         Provision                                      (209,000)      (209,000)
                                      -----------------------------------------
         Balance, September 30, 2002    1,364,000       (209,000)     1,155,000
         Additions                         17,000                        17,000
         Collections                      (22,000)                      (22,000)
         Provision                                      (441,000)      (441,000)
                                      -----------------------------------------
         Balance, September 30, 2003  $ 1,359,000    $  (650,000)   $   709,000
                                      =========================================

8. ADVANCES TO REGISTERED REPRESENTATIVES

         An analysis of advances to registered representatives for fiscal years ended September 30, 2002 and 2003 is as follows:

                  Balance, September 28, 2001         $    487,000
                  Advances                                 896,000
                  Amortization of advances                (584,000)
                                                      ------------
                  Balance, September 30, 2002              799,000
                  Advances                                 555,000
                  Amortization of advances                (710,000)
                                                      ------------
                  Balance, September 30, 2003         $    644,000
                                                      ============

9. SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET

         The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of September 30, 2003 and 2002, respectively:

                                               September 30, 2003                  September 30, 2002
                                               ------------------                  ------------------
                                                           Securities                           Securities
                                          Securities      sold, but not        Securities     sold, but not
                                        held for resale   yet purchased      held for resale   yet purchased
                                         ------------      ------------      ------------      ------------
         Corporate stocks                $    238,000      $     63,000      $    576,000      $     29,000
         Corporate bonds                       21,000             5,000                --                --
         Government obligations
                                              115,000            48,000            30,000            76,000
                                         ------------      ------------      ------------      ------------
                                         $    374,000      $    116,000      $    606,000      $    105,000
                                         ============      ============      ============      ============

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

         Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the consolidated statements of financial condition.

10.      FIXED ASSETS

         Fixed assets as of September 30, 2003 and 2002, respectively, consist of the following:

                                             September 30, 2003      September 30, 2002
                                             ------------------      ------------------
         Office machines                        $    99,000             $   338,000
         Furniture and fixtures                     183,000                 672,000
         Interactive fixed assets                    56,000                  56,000
         Phone system                                15,000                 159,000
         Electronic equipment                       683,000               1,431,000
         Leasehold improvements                     166,000                 170,000
                                                -----------             -----------
                                                  1,202,000               2,826,000
         Less accumulated depreciation and
         amortization                              (955,000)             (2,457,000)
                                                -----------             -----------
         Fixed assets - net                     $   247,000             $   369,000
                                                ===========             ===========

         During the year ended September 30, 2003, the Company wrote off approximately $1,718,000 of retired and fully depreciated fixed assets. Depreciation and amortization expense for the years ended September 30, 2003, 2002 and September 28, 2001 was $217,000, $566,000 and $632,000,
         respectively.

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

   11. OTHER ASSETS

         Other assets as of September 30, 2003 and 2002, respectively, consist of the following:

                                             September 30, 2003         September 30, 2002
                                             --------------------    ---------------------

         Investment in limited partnership      $   107,000             $   136,000
         Pre-paid expenses                          362,000                 415,000
         Deposits                                    76,000                  76,000
                                                -----------             -----------
         Total                                  $   545,000             $   627,000
                                                ===========             ===========

12.      LINE OF CREDIT

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

13.      NOTES PAYABLE

         In November 1997, the Company executed two promissory notes totaling $925,000, one of which was settled during the year ended September 29, 2000. At September 29, 2000, the balance on the remaining note was $455,000. During the year ended September 28, 2001, the Company settled the remaining note for $52,000. At the time of the settlement, the outstanding balance, including accrued interest, totaled $470,000. The gain of $418,000 has been recorded as an extraordinary item in fiscal year ended September 28, 2001.

         In January 1998, the Company executed a promissory note for $1,000,000. This note bears interest at 8% per annum and the principal is to be repaid in 24 monthly installments commencing on December 31, 2000. In connection with the note, warrants for the purchase of 157,500 shares at an exercise price of $5.34 per share of the Company's common stock were issued. The warrants were valued at $157,500 and were recorded as a discount to the note. During the year ended September 29, 2000, the Company prepaid $841,000 of the note with the proceeds from the exercise of 157,500 warrants, leaving a balance of $159,000. As of September 28, 2001, the remaining balance was $113,000. In March 2002, the $49,000 balance of this note was repaid by the issuance of 38,000 shares of common stock of the Company.

         In January 2001, the Company executed two promissory notes for $1,000,000 each. These notes bear interest at 9% per annum with interest paid quarterly. The principal of each note matures in January 2004. In connection with each note, warrants were issued for the purchase of 100,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants, which expire on the maturity date, have been valued at $50,000 each, and have been recorded as a discount to the respective notes. As of September 30, 2003 and 2002, the aggregate unamortized discount was $11,000 and $44,000, respectively. As discussed in Note 3b(iii), the holders of such notes executed a securities exchange agreement, whereby $1,000,000 of such notes were exchanged as payment for the issuance of 10,000 shares of Series A convertible preferred stock at $100 per share. In addition, 100,000 of the warrants issued pursuant to the original loan transaction were repriced from an exercise price of $5.00 per share to

         $1.75 per share. As discussed in Note 3b(iii), the two noteholders have agreed to extend the maturity date on the remaining $1,000,000 to July 31, 2005.

         As discussed in Note 3a, the Company has received loans from FCC, payable over the life of the agreement, and is forgivable based upon the Company attaining certain trading volumes. The note bears interest at the lender's prime rate, which was 4.0% and 4.75% per annum as of September 30, 2003 and 2002, respectively. The note balance outstanding and loan activity is as follows:

         Balance, September 28, 2001          $ 1,000,000
         Additional borrowings                  1,548,000
         Amount forgiven                         (339,000)
                                              -----------
         Balance, September 30, 2002            2,209,000
         Amount Forgiven                         (453,000)
                                              -----------
         Balance, September 30, 2003          $ 1,756,000
                                              ===========

         The following table summarizes notes payable at September 30, 2003 and 2002, respectively:

                                              September 30,     September 30,
                                                   2003            2002
                                                ----------      ----------
         Note payable to FCC                    $1,756,000      $2,209,000
         Notes payable to noteholders
           (net of discount of $11,000 and
            $44,000, respectively)                 989,000         956,000
         Loan from FCC                             375,000              --
         Loan from former officer                   50,000          50,000
                                                ----------      ----------
                                                $3,170,000      $3,215,000
                                                ==========      ==========

         The following is a schedule by years of debt maturity as of September 30, 2003:

         Fiscal year ending
         2004                                   $1,645,000
         2005                                      220,000
         2006                                      220,000
         2007                                      220,000
         2008                                      220,000
         Thereafter                                656,000
                                                ----------
                                                 3,181,000
         Less: discount on notes                    11,000
                                                ----------
                                                $3,170,000
                                                ==========

14.      SECURED DEMAND NOTE

         On February 1, 2001, National entered into a secured demand note collateral agreement with an employee of National and Director of the Company, to borrow securities that can be used by the Company for collateral agreements. These securities have been initially pledged through an unrelated broker-dealer, and have a borrowing value totaling $1,000,000. This note bears interest at 5% per annum, paid monthly, and matures on February 1, 2004. Certain of the securities have been pledged as collateral for a security deposit for an office lease and two letters of credit, in the amounts of $249,000, $125,000 and $38,000, respectively, executed by the Company on behalf of National. No amounts have been drawn on these letters of credit. In November 2003, National and the note holder agreed that upon maturity, the $1,000,000 note will be replaced with a note with a principal amount equal to at least $500,000 that will mature on February 28, 2005.

15.      INCOME TAXES

         The income tax (provision) benefit consists of:

                                                Fiscal Years Ended
                                  ---------------------------------------------
                                  September 30,   September 30,   September 28,
                                      2003            2002            2001
                                   -----------    -----------     -----------
         Current federal
            income tax benefit
                                   $        --    $    90,000     $    82,000
         Current state
           income tax provision             --        (10,000)             --
                                   -----------    -----------     -----------
                                   $        --    $    80,000     $    82,000
                                   ===========    ===========     ===========

         The income tax (provision) benefit related to income (loss) from continuing operations before income taxes and extraordinary items varies from the federal statutory rate as follows:

                                               Years Ended
                               ------------------------------------------------
                                September 30,   September 30,     September 28,
                                   2003            2002             2001
                                -----------     -----------       -----------
         Statutory
          federal rate          $   287,000     $ 1,287,000       $ 2,523,000
         State income taxes
          net of federal
          income tax benefit         27,000         124,000                --
         Losses for which no
          benefit is provided      (314,000)     (1,331,000)       (2,441,000)
                                -----------     -----------       -----------
                                $        --     $    80,000       $    82,000
                                ===========     ===========       ===========

         Significant components of the Company's deferred tax assets that are included in other assets in the accompanying financial statements are as follows:

                                          September 30,     September 30,
                                             2003              2002
                                          -----------       -----------
         Net operating loss
         carryforwards                    $ 4,114,000       $ 3,436,000
         Reserves for uncollectible
         receivables                          254,000
                                                                107,000
         Other temporary differences           10,000                --
                                          -----------       -----------
         Total deferred tax asset           4,378,000         3,543,000
         Valuation allowance               (4,378,000)       (3,543,000)
                                          -----------       -----------
            Deferred tax asset            $        --       $        --
                                          ===========       ===========

         At September 30, 2003, the Company has available unused net operating loss carryovers of approximately $11.0 million that may be applied against future taxable income and expires at various dates through 2023, subject to certain limitations. The Company has a deferred tax asset arising from such net operating loss carryforwards and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. The valuation allowance for deferred tax asset increased by $835,000 and $650,000 during the fiscal years ended September 30, 2003 and 2002, respectively.

16.      COMMITMENTS

         Employment Agreements - During fiscal years 1999 and 2000, the Company entered into employment agreements with six executive officers that in total provided for annual salaries aggregating $1,710,000. Pursuant to the Investment Transaction, four of these agreements were terminated in fiscal year 2002. One of these agreements was modified in conjunction with the Investment Transaction. The final agreement is the subject of a dispute (see Note 17).

         Leases - As of September 30, 2003, the Company leases office space and equipment in various states expiring at various dates through 2012 and is committed under operating leases for future minimum lease payments as follows:

         Fiscal Year Ending

                       2004          $  1,756,000
                       2005             1,616,000
                       2006             1,501,000
                       2007             1,479,000
                       2008             1,423,000
                 Thereafter             2,150,000
                                      ------------
                                     $  9,925,000
                                      ============

         In February 2003, in connection with the signing of a lease extension in the New York office, the Company was given a deferral of rent totaling $360,000, over twelve months, commencing with the March 2003 rent payment. Such deferral, accruing interest at 6.25% per annum, is to be repaid in monthly installments of approximately $19,000 starting in September 2006.

         Rental expense under all operating leases for the years ended September 30, 2003, September 30, 2002 and September 28, 2001 was $2,029,000,
         $2,404,000 and $1,889,000, respectively.

         Underwritings - During fiscal 2003, the Company participated in underwriting securities for private placements, initial and secondary public offerings. At September 30, 2003, the Company has no outstanding commitments relating to underwriting transactions.

17.      CONTINGENCIES

         National was named, together with others, as a defendant in several class action lawsuits filed against Complete Management, Inc. in the United States District Court for the Southern District of New York. Plaintiffs in the class action sought approximately $80.0 million from all named parties. In June 2000, National filed a motion to dismiss this action. In March 2001, the United States District Court for the Southern District of New York denied National's motion to dismiss. In May 2001, National submitted its answer to the complaint in which it set forth its defenses. In November 2001, the plaintiffs filed a motion to certify the class. Plaintiffs thereafter withdrew their motion and the case was referred to mediation. The mediation process resulted in a global settlement of the matter. During the fiscal year ended September 30, 2003, National settled its portion of this litigation for $100,000, which was paid by its insurance company.

         A former executive officer of the Company, Craig M. Gould, has commenced an arbitration proceeding against the Company claiming a breach of his employment contract, and seeking approximately $850,000 in damages. The arbitration commenced in July 2003, and continued in December 2003. The Company believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time. Since the Company is unable to predict the outcome of this matter, no adjustments have been made in the consolidated financial statements in response to this matter.

         In June 2002, National was named, together with others as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. In August 2002, the plaintiffs filed an amended complaint alleging violations of state statutory and common law, as well as Section 12 of the Securities Act of 1933. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. The complaint asserts claims in connection with National's role as placement agent in a series of private placements of securities in Fastpoint. Plaintiffs allege that the private placement memoranda contained false and misleading statements or omitted facts necessary to make statements not misleading. National filed its answer, and believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time. Accordingly, the Company is unable to predict the outcome of this matter, and no adjustments have been made in the consolidated financial statements in response to this matter.

         The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking damages aggregating approximately $3.0 million (exclusive of specified punitive damages of approximately $4.0 million, unspecified punitive damages related to certain claims and expected insurance coverage). The Company has filed a counterclaim for approximately $200,000 in one such proceeding. These matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions, however the ultimate outcome of these matters cannot be determined at this time. The amount related to such matters that are reasonably estimable and which has been accrued at September 30, 2003 and 2002, is $366,000 and $343,000, respectively.

18.      STOCKHOLDERS' EQUITY

         Shares Authorized - During the year ended September 30, 2002, the Company increased its authorized number of shares of Common Stock from 6,000,000 to 60,000,000.

         Cumulative Dividends on Convertible Preferred Stock - The holders of the Series A Cumulative Convertible Preferred Stock are to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. The amount of accumulated dividends on the Company's 27,825 issued and outstanding shares of preferred stock was $418,000 and $168,000 at September 30, 2003 and 2002, respectively.

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

         A summary of the status of the Company's stock options and warrants outstanding is presented below.

         The  following  tables  summarize   information   about  stock  options
         outstanding at September 30, 2003.

     Stock Options Under Plan
------------------------------------

                                                                                                     Weighted
                                                                                                   Average Price
                                          Authorized         Outstanding          Available          Per Share
                                        ----------------    ---------------    ----------------   ----------------
Balance, September 29, 2000                   1,682,217          1,237,141             445,076             $ 5.41
Creation of new plan                          1,000,000                 --           1,000,000
Granted                                              --            294,500            (294,500)
Exercised                                       (73,603)           (73,603)                  --              3.73
Forfeitures                                    (186,530)          (186,530)                  --
                                        ----------------    ---------------    ----------------

Balance, September 28, 2001                   2,422,084          1,271,508           1,150,576               5.66
Granted                                              --            117,500            (117,500)
Exercised                                            --                 --                  --
Forfeitures                                    (430,584)          (543,640)            113,056
                                        ----------------    ---------------    ----------------

Balance, September 30, 2002                   1,991,500            845,368           1,146,132               5.08
Granted                                              --             30,000             (30,000)
Exercised                                            --                 --                  --
Forfeitures                                          --           (471,218)            471,218
                                        ----------------    ---------------    ----------------

Balance, September 30, 2003                   1,991,500            404,150           1,587,350               4.97
                                        ================    ===============    ================

                                    Options Outstanding                              Options Exercisable
                     ------------------------------------------------------     ---------------------------------
                                             Weighted
                                             Average            Weighted                             Weighted
    Range of                                Remaining           Average                               Average
Exercise Prices           Number           Contractual          Exercise            Number           Exercise
                       Outstanding             Life              Prices          Exercisable          Prices
-----------------    ----------------     ---------------     -------------     ---------------    --------------
$0.40-$2.00              120,000               3.69             $  1.43             86,250            $  1.24

$3.80-$3.88               28,900               2.14                3.85             27,925               3.86

$4.00-$4.69               29,000               0.47                4.24             29,000               4.24

$5.38-$5.75               15,000               1.96                5.50             12,500               5.53

$6.13-$7.25              180,000               1.73                7.06            180,000               7.06

$7.50-$8.50               31,250               1.49                7.98             31,250               7.98
                     ----------------                                         ---------------
                         404,150                                                   366,925
                     ================                                         ===============

        The following tables summarize information about warrants outstanding at September 30, 2003.


Warrants
--------

                                            Weighted Average
                                                Exercise
                            Shares                Price             Exercisable
                        --------------     -------------------    --------------
Outstanding at
September 29, 2000             87,925         $   5.17                  87,925
                                                                  ==============
Granted                       375,000             3.35
                        --------------
Outstanding at
September 28, 2001            462,925             3.69                 462,925
                                                                  ==============
Granted                         5,000             5.00
Expired                                           4.76
                             (33,075)
                        --------------
Outstanding at
September 30, 2002            434,850             3.63                 434,850
                                                                  ==============
Granted                     1,296,347             1.20
Expired                                           5.36
                              (47,250)
                        --------------
Outstanding at
September 30, 2003          1,683,947             1.71               1,683,947
                        ==============                            ==============

                          Warrants Outstanding and Exercisable
                --------------------------------------------------------
                                        Weighted            Weighted
                                        Average             Average
 Exercise           Number              Remaining           Exercise
  Prices          Outstanding        Contractual Life        Prices
------------    ----------------    ------------------    -------------
    $0.65               101,619           2.23             $  0.65
    $1.25             1,194,728           2.23                1.25
    $1.75               175,000           0.32                1.75
    $3.00                25,000           0.74                3.00
    $4.00                 2,600           0.65                4.00
    $5.00               180,000           0.41                5.00
    $6.38                 5,000           1.75                6.38
                ----------------
                      1,683,947
                ================

19.      NET CAPITAL REQUIREMENTS

         National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. On December 12, 2003, the Company was advised by the NASD that, pursuant to National's pledge of its assets as security for loans to the Company from FCC (such loans aggregated $2,131,000 as of September 30, 2003), National was not in compliance with its net capital requirements. Accordingly, at September 30, 2003, National reported an excess net capital deficiency of $829,000. This compliance requirement was corrected on December 15, 2003, upon termination of the security agreement with FCC.

         Advances, dividend payments and other equity withdrawals from its subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

20.      EMPLOYEE BENEFITS

         The Company's subsidiary has a defined 401(k) profit sharing plan (the "Plan") that covers substantially all of its employees. Under the terms of the Plan, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company's annual contributions are made at the discretion of the Board of Directors. During the fiscal years September 30, 2003, September 30, 2002 and September 28, 2001, the Company made no contributions to the Plan.

21.      SUBSEQUENT EVENTS

         In December 2003, the Company engaged in various discussions with the NASD relating to the Security Agreement between National and FCC, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and FCC agreed in principle to the following amendments to the clearing arrangement:
         National's clearing deposit has been reduced from $1,000,000 to $500,000; the excess $500,000 was paid to FCC to reduce the Company's outstanding loan balance on its promissory note; and the Security Agreement between National and FCC has been terminated. Furthermore, FCC has waived payment of $375,000 that was due to be paid in January 2004. Additionally, the Company is engaged in discussions and negotiations with FCC regarding the clearing relationship, and payment of the remaining outstanding balance on the promissory note.

22.      UNAUDITED QUARTERLY DATA

                        Selected Quarterly Financial Data
                  (Dollars in thousands, except per share data)

                                                      December       March          June        September
                                                      31, 2001     31, 2002       30, 2002      30, 2002
                                                     --------------------------------------------------------
Revenues                                              $ 12,287       $ 10,970       $  9,829       $  8,916
                                                      =======================================================

Net loss from continuing operations                   $   (734)      $ (1,064)      $   (574)      $ (1,373)

Income from discontinued operations, net of tax            300             --             --             --
                                                     --------------------------------------------------------

Net loss                                                  (434)        (1,064)          (574)        (1,373)

Preferred stock dividends                                   (2)           (48)           (57)           (61)
                                                     --------------------------------------------------------

Net loss attributable to common stockholders          $   (436)      $ (1,112)      $   (631)      $ (1,434)
                                                      =======================================================

Loss per common share from continuing operations      $  (0.32)      $  (0.50)      $  (0.28)      $  (0.63)

Income per share from discontinued operations             0.13             --             --             --
                                                     --------------------------------------------------------

Loss per common share                                 $  (0.19)      $  (0.50)      $  (0.28)      $  (0.63)
                                                      =======================================================

                                                       December       March          June        September
                                                       31, 2002     31, 2003       30, 2003      30, 2003
                                                     --------------------------------------------------------
Revenues                                              $ 10,593       $  9,393       $ 15,075       $ 15,097
                                                      =======================================================

Net income (loss)                                     $   (159)      $   (591)      $    363       $   (456)

Preferred stock dividends                                  (63)           (62)           (62)           (63)
                                                     --------------------------------------------------------

Net income (loss) attributable
  to common stockholders                              $   (222)      $   (653)      $    301       $   (519)
                                                      =======================================================

Income (loss) per common share - Basic                $  (0.08)      $  (0.20)      $   0.09       $  (0.15)
                                                      =======================================================

Income (loss) per common share - Diluted              $  (0.08)      $  (0.20)      $   0.07       $  (0.15)
                                                      =======================================================

During the quarter ended December 31, 2001, the Company recorded a gain of $300,000 from discontinued operations related to the previous write off of $300,000 of net liabilities of WestAmerica Investment Group, its former subsidiary, pursuant to the former subsidiary's Chapter VII bankruptcy filing.

23.      FINANCIAL INFORMATION - OLYMPIC CASCADE FINANCIAL CORPORATION

         Olympic was organized in 1996, and began operations on February 6, 1997. The following Olympic (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.

                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                           September 30,    September 30,
                                               2003              2002
                                           -----------       -----------
Cash                                       $    23,000       $     1,000
Investment in subsidiary                     2,839,000         2,955,000
Other assets                                   214,000           329,000
                                           -----------       -----------
                                           $ 3,076,000       $ 3,285,000
                                           ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable, accrued expenses
  and other liabilities                    $   235,000       $   161,000
Notes payable                                3,170,000         3,215,000
                                           -----------       -----------
                                             3,405,000         3,376,000
Stockholders' deficit                         (329,000)          (91,000)
                                           -----------       -----------
                                           $ 3,076,000       $ 3,285,000
                                           ===========       ===========

                            STATEMENTS OF OPERATIONS

                                                                             Years ended
                                                           --------------------------------------------------
                                                           September 30,     September 30,      September 28,
                                                                2003              2002            2001
                                                            -----------       -----------       -----------
Operating expenses                                          $  (651,000)      $  (597,000)      $(1,111,000)
Other income (expense)
                    Interest and other income                        --            91,000             3,000
                    Loss on investment in subsidiaries         (192,000)       (3,239,000)       (6,230,000)
                                                            -----------       -----------       -----------
Net loss before income tax                                     (843,000)       (3,745,000)       (7,338,000)
Discontinued operations, net of tax                                  --           300,000        (1,002,000)
Extraordinary item, net of tax                                       --                --           418,000
                                                            -----------       -----------       -----------

Net loss before income tax                                  $  (843,000)      $(3,445,000)      $(7,922,000)
                                                            ===========       ===========       ===========


             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                         Preferred Stock              Common Stock         Additional
                                     -------------------------  -------------------------    Paid-In
                                        Shares       Amount        Shares       Amount      Capital     Deficit         Total
                                     ------------ ------------  ------------ ------------ ------------ ------------  ------------
BALANCE, September 29, 2000                    -- $         --     2,153,846 $     43,000 $ 12,586,000 $ (4,590,000) $  8,039,000

  Exercise Stock Options                       --           --        73,603        2,000      273,000           --       275,000
  Issuance of restricted stock to
    former employees                           --           --         9,000           --       25,000           --        25,000
  Options issued to consultants                --           --            --           --      105,000           --       105,000
  Original discount on notes payable           --           --            --           --      100,000           --       100,000
  Net loss                                     --           --            --           --           --   (7,922,000)   (7,922,000)
                                     ------------ ------------  ------------ ------------ ------------ ------------  ------------

BALANCE, September 28, 2001                    --           --     2,236,449       45,000   13,089,000  (12,512,000)      622,000

  Issuance of restricted common
    stock in exchange of note                  --           --        38,000           --       49,000           --        49,000
  Issuance of preferred stock              17,825           --            --           --    1,683,000           --     1,683,000
  Issuance of preferred stock in
    exchange of notes                      10,000           --            --           --    1,000,000           --     1,000,000
  Net loss                                     --           --            --           --           --   (3,445,000)   (3,445,000)
                                     ------------ ------------  ------------ ------------ ------------ ------------  ------------

BALANCE, September 30, 2002                27,825           --     2,274,449       45,000   15,821,000  (15,957,000)      (91,000)

  Issuance of restricted common
    stock:
       From private placement                  --           --    1,016,186       21,000      533,000            --       554,000
       Payment of legal fees                   --           --       76,923        1,000       50,000            --        51,000
  Net loss                                     --           --            --           --           --     (843,000)     (843,000)
                                     ------------ ------------  ------------ ------------ ------------ ------------  ------------

BALANCE, September 30, 2003                27,825 $         --     3,367,558 $     67,000 $ 16,404,000 $(16,800,000) $   (329,000)
                                     ============ ============  ============ ============ ============ ============  ============

                            STATEMENTS OF CASH FLOWS

                                                                                              Years ended
                                                                     ---------------------------------------------------------------
                                                                     September 30, 2003    September 30, 2002     September 28, 2001
                                                                     ------------------    ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                       $  (843,000)          $(3,445,000)          $(7,922,000)
         Adjustments to reconcile net loss to net
            cash provided by (used in) operating activities
             Loss on investment in subsidiaries                             191,000             3,114,000             8,204,000
             Gain on extraordinary item-extinguishment of debt                   --                    --              (418,000)
             Compensation related to issuance of stock options                   --                    --               105,000
             Amortization of note discount                                   33,000                33,000                23,000
             Forgiveness of loan                                           (453,000)             (339,000)                   --
             Write-down of limited partnership investment                    29,000                    --                    --
             Depreciation and amortization                                       --               238,000               339,000
             Changes in assets and liabilities                              210,000              (107,000)             (146,000)
                                                                        -----------           -----------           -----------
         Net cash provided by (used in) operating activities               (833,000)             (506,000)              185,000
                                                                        -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
             (Capital contributions to) advances from
               subsidiary - net                                             301,000            (2,486,000)           (3,072,000)
                                                                        -----------           -----------           -----------
         Net cash provided by (used in) investing activities                301,000            (2,486,000)           (3,072,000)
                                                                        -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Exercise of stock options                                               --                    --               275,000
         Proceeds from notes payable                                             --             1,548,000             3,000,000
         Issuance of common stock                                           554,000                    --                25,000
         Issuance of preferred                                                   --             1,683,000                    --
         Payments on capital lease                                               --              (281,000)             (340,000)
         Payments on notes payable                                               --                    --               (61,000)
                                                                        -----------           -----------           -----------
         Net cash provided by financing activities                          554,000             2,950,000             2,899,000
                                                                        -----------           -----------           -----------

NET (DECREASE) INCREASE IN CASH                                              22,000               (42,000)               12,000

CASH BALANCE
         Beginning of year                                                    1,000                43,000                31,000
                                                                        -----------           -----------           -----------
         End of year                                                    $    23,000           $     1,000           $    43,000
                                                                        ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid
  during the year for:
         Interest                                                       $   127,832           $   179,454           $   125,278
                                                                        ===========           ===========           ===========
         Income taxes                                                   $        --           $    12,000           $   323,000
                                                                        ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
            FINANCING ACTIVITIES
         Exchange of notes payable for preferred stock                  $        --           $ 1,000,000           $        --
                                                                        ===========           ===========           ===========
         Exchange of notes payable for common stock                     $        --           $    49,000           $        --
                                                                        ===========           ===========           ===========
         Conversion of accounts payable to loan payable                 $   375,000           $        --           $        --
                                                                        ===========           ===========           ===========
         Warrants issued as a discount on notes payable                 $        --           $        --           $   100,000
                                                                        ===========           ===========           ===========
         Forgiveness of loan                                            $   453,000           $   339,000           $        --
                                                                        ===========           ===========           ===========
         Exchange of accounts payable for common stock                  $    51,000           $        --           $        --
                                                                        ===========           ===========           ===========