Form 10-Q
period 2003-12-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2004-02-23
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2003         Commission File Number 001-12629
                      -----------------                                ---------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                         36-4128138
-----------------------                          ----------------------
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
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at February 11, 2004 was 3,367,558.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          ASSETS

                                                                                          December 31,      September 30,
                                                                                              2003              2003
                                                                                           (unaudited)     (see note below)
                                                                                          --------------   ----------------
CASH                                                                                          $ 276,000          $ 451,000
DEPOSITS WITH CLEARING ORGANIZATIONS                                                            569,000          1,041,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS                                    3,153,000          3,724,000
OTHER RECEIVABLES, net of reserve for uncollectible accounts of $650,000
            at December 31, 2003 and September 30, 2003, respectively                           687,000            709,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                          748,000            644,000
SECURITIES HELD FOR RESALE, at market                                                           906,000            374,000
FIXED ASSETS, net                                                                               246,000            247,000
SECURED DEMAND NOTE                                                                           1,000,000          1,000,000
OTHER ASSETS                                                                                    582,000            545,000
                                                                                          --------------   ----------------

TOTAL ASSETS                                                                                $ 8,167,000        $ 8,735,000
                                                                                          ==============   ================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

BANK OVERDRAFT                                                                                $ 182,000                $ -
PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS                                            328,000            258,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                               578,000            116,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                      3,778,000          4,520,000
NOTES PAYABLE                                                                                 2,166,000          3,170,000
                                                                                          --------------   ----------------
TOTAL LIABILITIES                                                                             7,032,000          8,064,000
                                                                                          --------------   ----------------

SUBORDINATED BORROWINGS                                                                       1,000,000          1,000,000
                                                                                          --------------   ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, $.01 par value, 100,000 shares authorized; designated Series A
             9% cumulative convertible preferred stock, 30,000 shares authorized; 27,825
             shares issued and outstanding (liquidation preference: $2,782,500)                       -                  -
          Common stock, $.02 par value, 60,000,000 shares authorized, 3,367,558 issued
             and outstanding at December 31, 2003 and September 30, 2003, respectively           67,000             67,000
          Additional paid-in capital                                                         12,628,000         12,628,000
          Accumulated deficit                                                               (12,560,000)       (13,024,000)
                                                                                          --------------   ----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                            135,000           (329,000)
                                                                                          --------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $ 8,167,000        $ 8,735,000
                                                                                          ==============   ================

Note: The balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                            -------- Three Months Ended -----
                                                                            December 31,       December 31,
                                                                                2003               2002
                                                                          ------------------   --------------
REVENUES:
     Commissions                                                               $ 11,372,000      $ 6,008,000
     Net dealer inventory gains                                                   2,064,000        3,557,000
     Interest and dividends                                                         669,000          312,000
     Transfer fees and clearing services                                            583,000          375,000
     Investment banking                                                             332,000          106,000
     Other                                                                          124,000          235,000
                                                                          ------------------   --------------

TOTAL REVENUES                                                                   15,144,000       10,593,000
                                                                          ------------------   --------------

EXPENSES:
     Commissions                                                                 10,561,000        6,901,000
     Employee compensation and related expenses                                   1,277,000        1,021,000
     Clearing fees                                                                  711,000          682,000
     Communications                                                                 579,000          558,000
     Occupancy and equipment costs                                                  670,000          753,000
     Interest                                                                        51,000           45,000
     Professional fees                                                              355,000          231,000
     Taxes, licenses, registration                                                  100,000           85,000
     Other                                                                          351,000          476,000
                                                                          ------------------   --------------

TOTAL EXPENSES                                                                   14,655,000       10,752,000
                                                                          ------------------   --------------

INCOME (LOSS) FROM OPERATIONS                                                       489,000         (159,000)
                                                                          ------------------   --------------

OTHER INCOME (EXPENSE):
     Gain on extinguishment of debt                                                 375,000                -
     Litigation settlement                                                         (400,000)               -
                                                                          ------------------   --------------

TOTAL OTHER INCOME (EXPENSE), NET                                                   (25,000)               -
                                                                          ------------------   --------------

NET INCOME (LOSS)                                                                   464,000         (159,000)

Preferred stock dividends                                                           (63,000)         (63,000)
                                                                          ------------------   --------------

Net income (loss) attributable to common stockholders                             $ 401,000       $ (222,000)
                                                                          ==================   ==============

NET INCOME (LOSS) PER COMMON SHARE

Basic:
     Net income (loss) attributable to common stockholders                           $ 0.12          $ (0.08)
                                                                          ==================   ==============

Diluted:
     Net income (loss) attributable to common stockholders                           $ 0.07          $ (0.08)
                                                                          ==================   ==============

Weighted average number of shares outstanding
     Basic                                                                        3,367,558        2,624,085
                                                                          ==================   ==============
     Diluted                                                                      5,441,964        2,624,085
                                                                          ==================   ==============

            See notes to condensed consolidated financial statements

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              ----------Three Months Ended--------------
                                                                               December 31, 2003       December 31, 2002
                                                                             ---------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                    $ 464,000               $ (159,000)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
           Depreciation and amortization                                                   45,000                   65,000
           Amortization of note discount                                                    8,000                    8,000
           Gain on extinguishment of debt                                                (375,000)                       -
           Forgiveness of loan                                                           (137,000)                 (99,000)
           Litigation settlement                                                          400,000                        -
   Changes in assets and liabilities
           Restricted cash                                                                      -                  305,000
           Deposits with clearing organizations                                           472,000                  401,000
           Receivables from broker-dealers, clearing organizations and others             489,000                 (336,000)
           Securities held for resale, at market                                         (532,000)                (419,000)
           Other assets                                                                   (37,000)                (127,000)
           Payables                                                                    (1,072,000)                  75,000
           Securities sold, but not yet purchased, at market                              462,000                   98,000
                                                                             ---------------------   ----------------------
   Net cash provided by (used in) operating activities                                    187,000                 (188,000)
                                                                             ---------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of fixed assets                                                       (44,000)                 (36,000)
                                                                             ---------------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Payment of notes payable                                                      (500,000)                       -
           Increase (decrease) in cash overdraft                                          182,000                 (360,000)
           Net proceeds from issuance of common stock and warrants                              -                  554,000
                                                                             ---------------------   ----------------------
   Net cash provided by (used in) financing activities                                   (318,000)                 194,000
                                                                             ---------------------   ----------------------

NET DECREASE IN CASH                                                                     (175,000)                 (30,000)

CASH BALANCE
           Beginning of the period                                                        451,000                  325,000
                                                                             ---------------------   ----------------------

           End of the period                                                            $ 276,000                $ 295,000
                                                                             =====================   ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
           Cash paid during the period for:
           Interest                                                                      $ 51,000                 $ 45,000
                                                                             =====================   ======================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
              FINANCING ACTIVITIES
           Conversion of accounts payable to loan payable                                     $ -                $ 375,000
                                                                             =====================   ======================
           Gain on extinguishment of debt                                               $ 375,000                      $ -
                                                                             =====================   ======================
           Forgiveness of loan                                                          $ 137,000                 $ 99,000
                                                                             =====================   ======================


            See notes to condensed consolidated financial statements

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended December 31, 2003 and December 31, 2002 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Reclassifications - Certain amounts shown in the prior period's condensed consolidated financial statements have been reclassified to conform with the current period's condensed consolidated financial statement presentation. These reclassifications had no effect on net income (loss) or stockholders' equity (deficit) as previously presented.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation - During the quarter ended March 31, 2003, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amended SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro forma net income (loss) attributable to common stockholders for basic and diluted net income (loss) per share as if the fair value-based method had been applied to all awards.


                                                                   Three Months Ended
                                                                   December 31, 2003   December 31, 2002
                                                                   ---------------------------------------
Net income (loss) attributable to common stockholders - as reported         $ 401,000          $ (222,000)

Stock-based employee compensation cost determined
  under fair value method, net of tax effects                                  (9,000)             (4,000)

                                                                   ---------------------------------------
Net income (loss) attributable to common stockholders - pro forma           $ 392,000          $ (226,000)
                                                                   =======================================

Earnings (loss) per share

Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders - as reported            $ 0.12             $ (0.08)

Per share stock-based employee compensation cost
  determined under fair value method, net of tax effects                            -                   -

                                                                   ---------------------------------------
Net income (loss) attributable to common stockholders - pro forma              $ 0.12             $ (0.08)
                                                                   =======================================

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders - as reported            $ 0.07             $ (0.08)

Per share stock-based employee compensation cost
  determined under fair value method, net of tax effects                            -                   -
                                                                   ---------------------------------------
Net income (loss) attributable to common stockholders - pro forma              $ 0.07             $ (0.08)
                                                                   =======================================

The Black-Scholes option valuation model was used to estimate the fair value of the options granted in the quarters ended December 31, 2003 and 2002. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In management's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                        Three months ended December 31,
                                             2003           2002
                                        ===============================

Assumptions:
Risk-free interest rate                           4.01%         4.01%

Expected life, in years                            5.0           5.0

Expected volatility                                311%          311%

Results:
Fair value of options granted                    $ 0.52        $ 0.52

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46(R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET
         PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of December 31, 2003:

                                      Securities held       Securities sold, but
                                         for resale           not yet purchased
                                     -------------------    --------------------
Corporate Stocks                              $ 328,000                $ 515,000
Corporate Bonds                                 348,000                   24,000
Government Obligations                          230,000                   39,000
                                     -------------------    --------------------
                                              $ 906,000                $ 578,000
                                     ===================    ====================

NOTE 4 - FIRST CLEARING CORPORATION

In the first quarter of fiscal year 2003, First Clearing Corporation ("First Clearing") loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan was due to be repaid in January 2004.

In December 2003, the Company engaged in various discussions with the NASD relating to the Security Agreement between National and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 resulting from this reduction was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note to First Clearing; and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of $375,000 that was due to be paid in January 2004.

NOTE 5 - CONTINGENCIES

In April 2002, a former executive officer of the Company, Craig M. Gould, commenced an action against the Company claiming a breach of his employment contract, and seeking approximately $850,000 in damages. The arbitration commenced in July 2003 and was completed in December 2003. On January 26, 2004, the arbitration panel awarded damages against the Company of approximately $400,000, which has been accrued for in "Accounts Payable, Accrued Expenses and Other Liabilities" on the accompanying condensed consolidated statements of financial condition at December 31, 2003. The Company believes it had meritorious defenses and is currently considering the filing of a motion to vacate this arbitration award and/or filing an appeal of this decision.

In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. National filed its answer, and believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time. In January 2004, the court entered an order denying class certification. Accordingly, the Company is unable to predict the outcome of this matter, and no adjustments have been made in the consolidated financial statements in response to this matter.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages aggregating approximately $3.0 million (exclusive of specified punitive damages of approximately $4.0 million, unspecified punitive damages related to certain claims and expected insurance coverage). The Company has filed a counterclaim for approximately $200,000 in one such proceeding. These matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions, however the ultimate outcome of these matters cannot be determined at this time. The amount related to such matters that is reasonably estimable and which has been included in "Professional fees" and in "Accounts Payable, Accrued Expenses and Other Liabilities" on the accompanying condensed consolidated December 31, 2003 financial statements for $164,000.

NOTE 6 - CUMULATIVE DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company's Series A Convertible Preferred Stock are to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. At December 31, 2003, the amount of accumulated dividends on the Company's 27,825 issued and outstanding shares of preferred stock was $481,000.

NOTE 7 - INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted. Stock options and warrants, and conversion of the cumulative convertible preferred stock, were excluded from the diluted loss per share computation for the three-month period ended December, 2002, since the Company incurred a loss for this period and the inclusion of such securities would be antidilutive.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:


                                                                Three Months Ended
                                                                 December 31, 2003     December 31, 2002
                                                               --------------------------------------------
Net income (loss) attributable to common stockholders - basic              $ 464,000            $ (159,000)

Effect of dilutive securities - preferred stock dividends                    (63,000)              (63,000)

                                                               --------------------------------------------
Net income (loss) attributable to common stockholders - diluted            $ 527,000            $ (222,000)
                                                               ============================================

Basic-weighted average common shares outstanding                           3,367,558             2,624,085

Dilutive stock options and warrants                                          219,408                     -

Weighted average assumed conversion of 9%
   cumulative convertible preferred stock                                  1,854,998                     -

                                                               --------------------------------------------
Diluted-weighted average common shares outstanding                         5,441,964             2,624,085
                                                               ============================================

Net income (loss) attributable to common stockholders - basic                 $ 0.16               $ (0.08)
                                                               ============================================

Net income (loss) attributable to common stockholders - diluted               $ 0.10               $ (0.08)
                                                               ============================================


For the three-month periods ended December 31, 2003 and 2002, 1,868,689 and 2,158,904 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was antildilutive.

NOTE 8 - THE AMERICAN STOCK EXCHANGE

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

NOTE 9 - EXTENSION OF NOTES

In November 2003, National and the holder of a $1.0 million secured demand note that matures on February 1, 2004, agreed that the note will be replaced with a note in a principal amount equal to at least $500,000 that will mature on February 28, 2005. In January 2004, the holder agreed, subject to NASD approval that was received in February 2004, to renew the entire $1.0 million due under the secured demand note to March 1, 2005. Upon completion of the note renewal, the noteholder's warrant to purchase 75,000 shares of the Company's common stock at a price of $5.00 per share, expiring on February 1, 2004, will be repriced to $1.25 per share, and warrants to purchase an aggregate of 150,000 shares of the Company's common stock, 75,000 (with an exercise price of $1.75 per share) of which expire on January 25, 2004 and 75,000 of which expire on February 1, 2004, will instead expire on July 31, 2005.

Additionally, two other noteholders have agreed to extend the maturity dates on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005. Effective February 1, 2004, the interest rate on each note will be increased to 12% from 9% per annum. Additionally, upon completion of the note extension, each of the noteholders' warrants to purchase 100,000 shares of the Company's common stock at a price of $5.00 per share expiring on February 1, 2004 will be repriced to $1.25 per share, and each noteholders' warrants to purchase an aggregate of 200,000 shares (100,000 of which with an exercise price of $1.75 per share) of the Company's common stock expiring on January 25, 2004 will instead expire on July 31, 2005.

NOTE 10 - SUBSEQUENT EVENTS

In February 2004, the Company agreed to pay First Clearing $250,000 to fully repay its promissory note, that had an outstanding loan balance of approximately $1,120,000 as of December 31, 2003. As a result of the repayment of this note, the Company will realize a gain on extinguishment of debt of approximately $750,000, after reflecting principal reductions attributable to January and February 2004 trading volume. Additionally, National and First Clearing mutually agreed to terminate their clearing relationship by June 30, 2004. National is actively engaged in discussions with several other clearing firms regarding the establishment of a new clearing relationship.

In January 2004, the Company issued an aggregate of $200,000 of three-year, 10% promissory notes to five unaffiliated parties. Such noteholders received three-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share. The securities were issued pursuant to the exemption provided in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering.

On January 26, 2004, the arbitration panel in Gould (see Note 5) awarded damages against the Company of approximately $400,000, which has been accrued for at December 31, 2003. The Company is currently considering the filing of a motion to vacate this arbitration award and/or filing an appeal of this decision.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 2003. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002
-------------------------------------------------------------------

The Company's first quarter of fiscal year 2004 resulted in a significant increase in revenues, and a comparatively lesser increase in expenses compared to the same period last year. The increase in revenues is primarily due to the improved securities markets. As a result of this improvement, the Company reported net income before income taxes of $464,000 compared with a net loss before income taxes of $159,000 for the first quarters of fiscal years 2004 and 2003, respectively. This represents an improvement of $623,000 from the prior period.

Total revenues increased $4,551,000, or 43%, in the first quarter of fiscal year 2004 to $15,144,000 from $10,593,000 in the first quarter of fiscal year 2003. This increase is mainly due to the improved securities markets that increased commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During the first quarter of fiscal year 2004, trading volume increased by approximately 37%, compared to the first quarter of fiscal year 2003. Commission revenue increased $5,364,000, or 89%, to $11,372,000 from $6,008,000 during the first quarter of fiscal year 2004 compared with the same period in fiscal year 2003. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $1,493,000, or 42%, to $2,064,000 from $3,557,000 during the first quarter of fiscal year 2004 compared with the same period in fiscal year 2003. The decrease is due to a reduction in proprietary trading in the bond market, reflecting an overall decline in this market compared to the strength that has been realized in the equity markets. During the first quarter of fiscal year 2004, revenues from proprietary trading decreased $1,578,000, or 49% to $1,663,000 from $3,241,000 in the same period of fiscal year 2003, revenues from market making activities increased $64,000, or 24%, to $335,000 from $271,000 in the first quarter of fiscal year 2004, and revenues from customer mark-ups and mark-downs increased $21,000, or 47%, to $66,000 from $45,000 in the first quarter of fiscal year 2004.

Investment banking revenue increased $226,000, or 213%, to $332,000 from $106,000 in the first quarter of fiscal year 2004 compared with the first quarter of fiscal year 2003. The increase in investment banking revenues is attributed to the Company's completion of a private placement during this quarter. Interest and dividend income increased $357,000 or 114%, to $669,000 from $312,000 in the first quarter of fiscal year 2004 compared with the same period last year. The increase in interest income is attributable to an increase in the amount of customer debits in National's customers' accounts and an increase in the interest rate charged to such debits from the same period last year. Transfer fees increased $208,000, or 55%, to $583,000 in the first quarter of fiscal year 2004 from $375,000 in the first quarter of fiscal year 2003. The increase is due to an increase in transaction volume associated with the
Company's retail brokerage business. Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, decreased $111,000, or 47%, to $124,000 from $235,000 during the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. The decrease is due to reduced fees attributable to a reduction in the volume of institutional business, and lower asset management fees.

In comparison with the 43% increase in total revenues, total expenses increased 36% or $3,903,000 to $14,655,000 for the first quarter of fiscal year 2004 compared to $10,752,000 in the first quarter of fiscal year 2003. The increase in total expenses is a result of greater commission expenses directly associated with commission revenues. The increase in total expenses was minimized by management's efforts to streamline its operations and control the fixed expenses associated with its business.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $3,660,000, or 53%, to $10,561,000 in the first quarter of fiscal year 2004 from $6,901,000 in the first quarter of fiscal year 2003. Commission expense related to commission revenue increased $4,539,000, or 102%, to $9,003,000 in the first quarter of fiscal year 2004 from $4,464,000 in the first quarter of fiscal year 2003; commission expense related to net dealer inventory gains decreased $1,060,000, or 45%, to $1,292,000 in the first quarter of fiscal year 2004 from $2,352,000 in the first quarter of fiscal year 2003; and commission expense related to investment banking increased $181,000, or 213%, to $266,000 in the first quarter of fiscal year 2004 from $85,000 in the first quarter of fiscal year 2003. The increase of commission expense as a percentage of commission revenues and the decrease of commission expense as a percentage of net dealer inventory gains are both attributable to changes in the production of particular brokers, not all of whom are paid at the same commission rate. The commission expense as a percentage of investment banking was relatively unchanged between the first quarter of fiscal year 2004 and the first quarter of fiscal year 2003.

Employee compensation expense increased $256,000, or 25%, to $1,277,000 in the first quarter of fiscal year 2004 from $1,021,000 in the first quarter of fiscal year 2003. This increase is attributable to the hiring of new employees, salary increases for certain employees and the establishment of a bonus pool for senior management. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 78% from 75% in the first quarters of fiscal year 2004 and 2003, respectively.

Clearing fees increased $29,000, or 4%, to $711,000 in the first quarter of fiscal year 2004 from $682,000 in the first quarter of fiscal year 2003. Although there was an increase in trading volume, clearing fees, as a percentage of related revenues, decreased due to an increase in the number of lower priced tickets from the prior period. Communication expenses increased $21,000 or 4% to $579,000 from $558,000 in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. The increase is due to an increase in voice and data charges. Occupancy costs decreased $83,000, or 11%, to $670,000 from $753,000. The decrease in occupancy expense is due to the Company's renegotiating certain long-term office leases, and finding subtenants to occupy unused space. Professional fees increased $124,000, or 54%, to $355,000 from $231,000 in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations.

Interest expense increased $6,000, or 13%, to $51,000 from $45,000 in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003.

Taxes, licenses and registration increased $15,000, or 18%, to $100,000 from $85,000 in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. Other expenses decreased $125,000 or 26% to $351,000 from $476,000 in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. The decrease in other expenses is due to management's efforts to control its fixed operating expenses.

The Company realized a gain of $375,000 on debt forgiveness from its clearing firm, First Clearing, in the first quarter of fiscal year 2004. Additionally, on January 26, 2004, an arbitration panel awarded damages against the Company of approximately $400,000 related to an employment contract with a former employee of the Company. This amount has been accrued for in the first quarter of fiscal year 2004.

The Company reported net income before income taxes of $464,000 in the first quarter of fiscal year 2004 compared to a loss before income taxes of $159,000 in the first quarter of fiscal year 2003.

Overall, the diluted earnings attributable to common stockholders in the first quarter of fiscal year 2004 was $401,000, or $.07 per common share, as compared to the diluted loss attributable to common stockholders of $222,000, or $.08 per common share in the first quarter of fiscal year 2003. The net income attributable to common stockholders for the first quarter of fiscal year 2004 and the net loss attributable to common stockholders for the first quarter of fiscal year 2003 reflects $63,000 of cumulative but unpaid preferred stock dividends, in both fiscal quarters, on the Company's Preferred Stock issued during fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. On December 12, 2003, the Company was advised by the NASD that, pursuant to National's pledge of its assets as security for loans to the Company from First Clearing (such loans aggregated $2,131,000 as of September 30, 2003), National was not in compliance with its net capital requirements. Accordingly, at September 30, 2003, National reported an excess net capital deficiency of $829,000. This compliance requirement was corrected on December 15, 2003, upon termination of the security agreement with First Clearing. At December 31, 2003, National's net capital exceeded the requirement by $724,000.

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

The conversion to First Clearing began in December 2001 and was completed in March 2002. It is standard business practice in the brokerage industry for clearing firms to provide financial support to correspondent clearing firms. As such, in connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that was also contributed to National. The amount of the note that is repayable on each anniversary date is the principal, and interest if any, then outstanding divided by the remaining life of the note. Borrowings under the promissory note are forgivable annually based on achieving certain business performance and trading volumes of the Company over the life of the loan. The Company would need to generate approximately 250,000 tickets per year over the ten-year term of the note to satisfy the trading volume requirement, which has been satisfied through December 31, 2003.

In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. As part of the settlement, the minimum level of stockholders' equity the Company is required to maintain under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings are available under the promissory note, as amended. First Clearing has waived its stockholders' equity covenant as of December 31, 2003.

In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan was due to be repaid in January 2004.

In December 2003, the Company engaged in various discussions with the NASD relating to the Security Agreement between National and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000, (2) the excess $500,000 was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of the $375,000 that was due to be paid in January 2004.

In February 2004, the Company agreed to pay First Clearing $250,000 to fully repay its promissory note, that had an outstanding loan balance of approximately $1,120,000 as of December 31, 2003. As a result of the repayment of this note, the Company will realize a gain on extinguishment of debt of approximately $750,000, after reflecting principal reductions attributable to January and February 2004 trading volume. Additionally, National and First Clearing mutually agreed to terminate their clearing relationship by June 30, 2004. National is actively engaged in discussions with several other clearing firms regarding the establishment of a new clearing relationship.

In November 2003, National and the holder of a $1.0 million secured demand note that matures on February 1, 2004, agreed that the note will be replaced with a note in a principal amount equal to at least $500,000 that will mature on February 28, 2005. In January 2004, the holder agreed, subject to NASD approval that was received in February 2004, to renew the entire $1.0 million due under the secured demand note to February 28, 2005.

Additionally, two other noteholders have agreed to extend the maturity dates on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005. Effective February 1, 2004, the interest rate on each note will be increased to 12% from 9% per annum.

In January 2004, the Company issued an aggregate of $200,000 of three-year, 10% promissory notes to five unaffiliated parties. Such noteholders received three-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share.

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

The following table shows the quoted market values of the Company's securities held for resale ("long"), securities sold, but not yet purchased ("short") and net positions as of December 31, 2003:


                                               Long                       Short                      Net
                             -----------------------    ------------------------    ---------------------
Corporate Stocks                          $ 328,000                   $ 515,000               $ (187,000)
Corporate Bonds                             348,000                      24,000                  324,000
Government Obligations                      230,000                      39,000                  191,000
                             -----------------------    ------------------------    ---------------------
                                          $ 906,000                   $ 578,000                $ 328,000
                             =======================    ========================    =====================

ITEM 4 - CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In April 2002, a former executive officer of the Company, Craig M. Gould, commenced an action against the Company, in the matter Gould vs. Olympic Cascade Financial Corporation, et al., NASD No. 02-03542. On January 26, 2004, the arbitration panel in this action awarded damages against the Company of approximately $400,000, which has been accrued for at December 31, 2003. The Company believes it had meritorious defenses and is currently considering the filing of a motion to vacate this arbitration award and/or filing an appeal of this decision. During the quarter, there were no other significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please refer to Note 5 herein, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

      The  Company  filed a  Report  on Form 8-K  dated  December  22,  2003
      reporting   amendments  to  its  clearing   arrangements   with  First
      Clearing Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY



February 23, 2004            By: /s/ Mark Goldwasser
                                 ---------------------------------
                                 Mark Goldwasser
                                 President and Chief Executive Officer




February 23, 2004            By: /s/ Robert H. Daskal
                                 ------------------------------------
                                 Robert H. Daskal
                                 Acting Chief Financial Officer