Form 10-Q
period 2004-03-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2004-05-17
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004            Commission File Number 001-12629

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

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at May 12, 2004 was 3,380,192.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                           March 31,     September 30,
                                                                                             2004            2003
                                                                                          (unaudited)   (see note below)
                                                                                         ------------    ------------
CASH                                                                                     $  1,023,000    $    451,000
DEPOSITS WITH CLEARING ORGANIZATIONS                                                          591,000       1,041,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS                                  3,893,000       3,724,000
OTHER RECEIVABLES, net of reserve for uncollectible accounts of $650,000
            at March 31, 2004 and September 30, 2003, respectively                            752,000         709,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                      1,255,000         644,000
SECURITIES HELD FOR RESALE, at market                                                         930,000         374,000
FIXED ASSETS, net                                                                             298,000         247,000
SECURED DEMAND NOTE                                                                         1,000,000       1,000,000
OTHER ASSETS                                                                                  659,000         545,000
                                                                                         ------------    ------------

TOTAL ASSETS                                                                             $ 10,401,000    $  8,735,000
                                                                                         ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS                                     $    455,000    $    258,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                             476,000         116,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                    4,928,000       4,520,000
NOTES PAYABLE                                                                               1,769,000       3,170,000
                                                                                         ------------    ------------
TOTAL LIABILITIES                                                                           7,628,000       8,064,000
                                                                                         ------------    ------------

SUBORDINATED BORROWINGS                                                                     1,000,000       1,000,000
                                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
          Series A 9% cumulative convertible preferred stock, 50,000 shares authorized; 31,177 shares issued and outstanding (liquidation preference: $3,117,700) at March 31, 2004, and 27,825 shares issued and outstanding (liquidation preference:

             $2,782,500) at September 30, 2003, respectively                                       --              --
          Common stock, $.02 par value, 30,000,000 shares authorized, 3,367,558 issued
             and outstanding at March 31, 2004 and September 30, 2003, respectively            67,000          67,000
          Additional paid-in capital                                                       13,473,000      12,628,000
          Accumulated deficit                                                             (11,767,000)    (13,024,000)
                                                                                         ------------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                        1,773,000        (329,000)
                                                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $ 10,401,000    $  8,735,000
                                                                                         ============    ============

Note: The balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements at that date.

                      OLYMPIC CASCADE FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             --- Three Months Ended ----     ----  Six Months Ended -----
                                                               March 31,       March 31,       March 31,       March 31,
                                                                 2004            2003            2004            2003
                                                             ------------    ------------    ------------    ------------
REVENUES:
     Commissions                                             $ 15,302,000    $  5,887,000    $ 26,674,000    $ 11,895,000
     Net dealer inventory gains                                 1,988,000       2,668,000       4,051,000       6,225,000
     Interest and dividends                                       862,000         304,000       1,531,000         616,000
     Transfer fees and clearing services                          747,000         346,000       1,329,000         721,000
     Investment banking                                           368,000          25,000         700,000         131,000
     Gain on extinguishment of debt                               756,000              --       1,131,000              --
     Other                                                        207,000         163,000         332,000         397,000
                                                             ------------    ------------    ------------    ------------
TOTAL REVENUES                                                 20,230,000       9,393,000      35,748,000      19,985,000
                                                             ------------    ------------    ------------    ------------

EXPENSES:
     Commissions                                               13,747,000       6,045,000      24,308,000      12,946,000
     Employee compensation and related expenses                 1,531,000       1,060,000       2,808,000       2,081,000
     Clearing fees                                              1,051,000         542,000       1,762,000       1,224,000
     Communications                                               731,000         709,000       1,310,000       1,267,000
     Occupancy and equipment costs                                771,000         676,000       1,441,000       1,429,000
     Interest                                                      91,000          33,000         142,000          78,000
     Professional fees                                            470,000         299,000         825,000         531,000
     Litigation settlement                                             --              --         400,000              --
     Taxes, licenses, registration                                162,000          48,000         262,000         133,000
     Other                                                        379,000         572,000         730,000       1,047,000
                                                             ------------    ------------    ------------    ------------
TOTAL EXPENSES                                                 18,933,000       9,984,000      33,988,000      20,736,000
                                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                               1,297,000        (591,000)      1,760,000        (751,000)

Preferred stock dividends                                         (62,000)        (62,000)       (126,000)       (125,000)
                                                             ------------    ------------    ------------    ------------
Net income (loss) attributable to common stockholders        $  1,235,000    $   (653,000)   $  1,634,000    $   (876,000)
                                                             ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE

Basic:
     Net income (loss) attributable to common stockholders   $       0.37    $      (0.20)   $       0.49    $      (0.29)
                                                             ============    ============    ============    ============

Diluted:
     Net income (loss) attributable to common stockholders   $       0.20    $      (0.20)   $       0.27    $      (0.29)
                                                             ============    ============    ============    ============
Weighted average number of shares outstanding
     Basic                                                      3,367,558       3,347,900       3,367,558       2,982,015
                                                             ============    ============    ============    ============
     Diluted                                                    6,331,005       3,347,900       6,065,057       2,982,015
                                                             ============    ============    ============    ============

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        -------------Six Months Ended-------------
                                                                          March 31, 2004         March 31, 2003
                                                                        -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                           $ 1,760,000    $  (751,000)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
          Depreciation and amortization                                             89,000        123,000
          Amortization of note discount                                             38,000         11,000
          Gain on extinguishment of debt                                        (1,131,000)            --
          Forgiveness of loan                                                     (251,000)      (193,000)
   Changes in assets and liabilities
          Restricted cash                                                               --        305,000
          Deposits with clearing organizations                                     450,000        398,000
          Receivables from broker-dealers, clearing organizations and others      (823,000)      (281,000)
          Securities held for resale, at market                                   (556,000)    (1,038,000)
          Other assets                                                            (114,000)      (148,000)
          Payables                                                                 608,000        826,000
          Securities sold, but not yet purchased, at market                        360,000        209,000
                                                                               -----------    -----------
   Net cash provided by (used in) operating activities                             430,000       (539,000)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of fixed assets                                                (140,000)       (55,000)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net proceeds from issuance of notes payable and warrants               1,032,000             --
          Payment of notes payable                                                (750,000)        29,000
          Increase (decrease) in cash overdraft                                         --       (311,000)
          Net proceeds from issuance of common stock and warrants                       --        554,000
                                                                               -----------    -----------
   Net cash provided by financing activities                                       282,000        272,000
                                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                    572,000       (322,000)

CASH BALANCE

          Beginning of the period                                                  451,000        325,000
                                                                               -----------    -----------

          End of the period                                                    $ 1,023,000    $     3,000
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
          Cash paid during the period for:

          Interest                                                             $    72,000    $    79,000
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
             FINANCING ACTIVITIES
          Conversion of accounts payable to loan payable                       $        --    $   375,000
                                                                               ===========    ===========
          Gain on extinguishment of debt                                       $ 1,131,000    $        --
                                                                               ===========    ===========
          Exchange of accounts payable for common stock                        $        --    $    50,000
                                                                               ===========    ===========
          Forgiveness of loan                                                  $   251,000    $    99,000
                                                                               ===========    ===========

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended March 31, 2004 and March 31, 2003 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

                                                                             Three Months Ended              Six Months Ended
                                                                        ------------------------------ -----------------------------
                                                                        March 31, 2004  March 31, 2003 March 31, 2004 March 31, 2003
                                                                        --------------  -------------- -------------- --------------
Net income (loss) attributable to common stockholders - as reported      $   1,235,000       (653,000) $   1,634,000  $    (876,000)

Stock-based employee compensation cost determined  under fair value
  method, net of tax effects                                                   (64,000)        (8,000)       (73,000)       (15,000)
                                                                         -------------  -------------  -------------  -------------
Net income (loss) attributable to common stockholders - pro forma        $   1,171,000       (661,000) $   1,561,000  $    (891,000)
                                                                         =============  =============  =============  =============

Earnings (loss) per share

Basic earnings (loss) per share:

Net income (loss) attributable to common stockholders - as reported      $        0.37  $       (0.20) $        0.49  $       (0.29)

Per share stock-based employee compensation cost determined under fair
  value method, net of tax effects                                               (0.02)            --          (0.03)         (0.01)
                                                                         -------------  -------------  -------------  -------------
Net income (loss) attributable to common stockholders - pro forma        $        0.35  $       (0.20) $        0.46  $       (0.30)
                                                                         =============  =============  =============  =============

Diluted earnings (loss) per share:

Net income (loss) attributable to common stockholders - as reported      $        0.20  $       (0.20) $        0.27  $       (0.29)

Per share stock-based employee compensation cost determined under fair
  value method, net of tax effects                                               (0.01)            --          (0.01)         (0.01)
                                                                         -------------  -------------  -------------  -------------
Net income (loss) attributable to common stockholders - pro forma        $        0.19  $       (0.20) $        0.26  $       (0.30)
                                                                         =============  =============  =============  =============

The Black-Scholes option valuation model was used to estimate the fair value of the options granted in the quarter and six months ended March 31, 2004 and 2003. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                                       2004              2003
                                                     --------          --------
Assumptions:

Risk-free interest rate                                  2.48%           4.06%

Dividend                                                 0.00%           0.00%

Expected life, in years                                  3.0             4.6

Expected volatility                                       123%            311%

Results:

Fair value of options granted                           $1.47           $0.36

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for the first reporting period ending after March 15, 2004. The adoption of FIN No. 46(R) did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of March 31, 2004:

                                      Securities held      Securities sold, but
                                         for resale         not yet purchased
                                      ---------------      --------------------
Corporate Stocks                         $279,000               $234,000
Corporate Bonds                            71,000                 39,000
Government Obligations                    580,000                203,000
                                         --------               --------
                                         $930,000               $476,000
                                         ========               ========

NOTE 4 - FIRST CLEARING CORPORATION

In the first quarter of fiscal year 2003, First Clearing Corporation ("First Clearing") loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan was payable in January 2004.

In December 2003, the Company engaged in various discussions with the National Association of Securities Dealers, Inc. (the "NASD") relating to the Security Agreement between National Securities Corporation, the Company's wholly-owned subsidiary ("National") and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 resulting from this reduction was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note to First Clearing; and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of the $375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gain on extinguishment of debt in the first quarter of fiscal year 2004 National is required to maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. At March 31, 2004, National's net capital exceeded the requirement by $926,000.

In February 2004, the Company paid First Clearing $250,000 to fully repay its promissory note that had a balance of approximately $1,006,000 at such time. As a result of the repayment of this note, the Company realized a gain on extinguishment of debt of approximately $756,000 in the second quarter of fiscal year 2004. Additionally, National and First Clearing mutually agreed to terminate their clearing relationship by June 30, 2004.

National is in the final stages of completing the discussions and negotiations with several clearing firms regarding the establishment of a new clearing relationship. Based upon discussions among National, First Clearing and the new clearing firms, it is expected that the conversion to the new clearing firm will occur in the fourth quarter of fiscal year 2004. The Company believes that the overall effect of the new clearing relationship will be beneficial to the Company's cost structure, liquidity and capital resources.

NOTE 5 - CONTINGENCIES

In April 2002, a former executive officer of the Company, Craig M. Gould, commenced an action against the Company claiming a breach of his employment contract, and seeking approximately $850,000 in damages. The arbitration commenced in July 2003 and was completed in December 2003. In January 2004, the arbitration panel awarded damages against the Company of approximately $400,000 that was accrued for in the quarter ended December 31, 2003. The Company paid this award during the quarter ended March 31, 2004.

In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. National filed its answer in April 2003. In January 2004, the court entered an order denying class certification, and plaintiffs have filed an appeal of this order. National believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time. Accordingly, no adjustments have been made in the consolidated financial statements in response to this matter.

The NASD has recently commenced an industry-wide investigation of mutual fund trading activities. The Company's subsidiary, National, is one of the numerous broker-dealers that have been contacted by the NASD with respect to this investigation. The NASD has identified certain customer mutual fund transactions during the time period from October 2000 to February 2003 that it believes may have constituted mutual fund timing and/or excessive trading activity. National has been engaged in ongoing discussions and negotiations with the NASD regarding these matters. Although no formal proceeding has been commenced against National, no assurance can be given that despite our on-going discussions and negotiations with the NASD, that a formal proceeding will not be commenced, or that the possible resulting penalties and fines would not be in a material amount. The Company believes National has meritorious defenses, and if necessary, intends to vigorously defend this matter, although the ultimate outcome cannot be determined at this time.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages aggregating approximately $2.0 million (exclusive of specified punitive damages of approximately $5.8 million, unspecified punitive damages related to certain claims and expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions, however the ultimate outcome of these matters cannot be determined at this time. At March 31, 2004, the amount of $164,000 related to such matters that is reasonably estimable has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" on the accompanying condensed consolidated statements of financial condition. The Company has included in "Professional fees" litigation related expenses of $401,000 and $699,000 in the second quarter and first six months of fiscal year 2004, respectively.

NOTE 6 - CUMULATIVE DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. In March 2004, the Company's Board of Directors declared an in-kind dividend in the aggregate of 3,352 shares of Series A Preferred Stock, in payment of approximately $503,000 of dividends accrued through January 31, 2004. Such shares were issued on March 31, 2004. At March 31, 2004, the amount of accumulated dividends on the Company's 31,177 issued and outstanding shares of Series A Preferred Stock was $41,000.

NOTE 7 - INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted. Stock options and warrants, and conversion of the Series A Preferred Stock, were excluded from the diluted loss per share computation for the three-month and six-month periods ended March 31, 2003, since the Company incurred a loss for these periods and the inclusion of such securities would be antidilutive.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

                                                                     Three Months Ended                 Six Months Ended
                                                                ------------------------------  -------------------------------
                                                                March 31, 2004  March 31, 2003  March 31, 2004   March 31, 2003
                                                                --------------  --------------  --------------   --------------
Net income (loss) attributable to common stockholders - basic     $ 1,297,000    $  (591,000)     $ 1,760,000      $  (751,000)

Effect of dilutive securities - preferred stock dividends             (62,000)       (62,000)        (126,000)        (125,000)
                                                                  -----------    -----------      -----------      -----------
Net income (loss) attributable to common stockholders - diluted   $ 1,235,000    $  (653,000)     $ 1,634,000      $  (876,000)
                                                                  ===========    ===========      ===========      ===========

Basic-weighted average common shares outstanding                    3,367,558      3,347,900        3,367,558        2,982,015

Dilutive stock options and warrants                                   884,982             --          619,034               --

Weighted average assumed conversion of 9%
   cumulative convertible preferred stock                           2,078,465             --        2,078,465               --
                                                                  -----------    -----------      -----------      -----------
Diluted-weighted average common shares outstanding                  6,331,005      3,347,900        6,065,057        2,982,015
                                                                  ===========    ===========      ===========      ===========

Net income (loss) attributable to common stockholders - basic     $      0.37    $     (0.20)     $      0.49      $     (0.29)
                                                                  ===========    ===========      ===========      ===========

Net income (loss) attributable to common stockholders - diluted   $      0.20    $     (0.20)     $      0.27      $     (0.29)
                                                                  ===========    ===========      ===========      ===========

For the three-month periods ended March 31, 2004 and 2003, 942,750 shares and 2,384,065 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was antildilutive. For the six-month periods ended March 31, 2004 and 2003, 1,012,750 shares and 2,384,065 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was antildilutive.

NOTE 8 - THE AMERICAN STOCK EXCHANGE

In February 2003, the Company received a letter from The American Stock Exchange (the "Exchange") indicating that it was not in compliance with certain listing standards relating to (1) shareholders' equity of less than $2.0 million and losses from continuing operations and/or net losses in two out of its three most recent fiscal years, and (2) the requirement to have and maintain an audit committee comprised of at least three independent directors. The Company submitted to the Exchange a plan that indicated compliance with these items. In May 2003, the Exchange notified the Company that it had accepted the Company's plan of compliance and granted the Company an extension until August 5, 2004 to satisfy the financial standards requirements, and an extension until July 18, 2003 to comply with the independent audit committee requirement, which was satisfied in July 2003. The Company will be subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company's common stock being delisted from the Exchange. In the event that the Company fails to comply with the listing standards, the Company's common stock could trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and the Company's stock price, as well as the liquidity of the Company's common stock, may be adversely impacted as a result.

NOTE 9 - EXTENSION OF NOTES

In February 2004, National and the holder of a $1.0 million secured demand note that matured on February 1, 2004, extended the term of the $1.0 million secured demand note to March 1, 2005. Upon completion of the note renewal, the noteholder's warrant to purchase 75,000 shares of the Company's common stock at a price of $5.00 per share, that was to expire on February 1, 2004, was repriced to $1.25 per share, with an allocated fair value of approximately $68,000, and the expiration date of such warrants was extended to July 31, 2005. The expiration date for the noteholder's warrant to purchase an additional 75,000 shares of the Company's common stock at a price of $1.75 per share was also extended from January 25, 2004 to July 31, 2005.

In January 2004, two other noteholders extended the maturity dates on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005. Effective February 1, 2004, the interest rate on each note was increased to 12% from 9% per annum. Additionally, each of the noteholders' warrants to purchase, in the aggregate, 100,000 shares of the Company's common stock at a price of $5.00 per share expiring on February 1, 2004 was repriced to $1.25 per share, with an allocated fair value of approximately $90,000, and the expiration date of such warrants was extended to July 31, 2005. The expiration date for the noteholders' warrants to purchase, in the aggregate, an additional 100,000 shares of the Company's common stock at a price of $1.75 per share was also extended from January 25, 2004 to July 31, 2005.

The Company is amortizing the total allocated fair value of $158,000 over the extended 18-month term of these notes. Such amortization has been included in "Interest" on the accompanying condensed consolidated March 31, 2004 financial statements.

NOTE 10 - PRIVATE PLACEMENTS

In January 2004, the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. Such noteholders received three-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. The securities were issued pursuant to the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), on the basis that the transaction did not involve a public offering.

In February 2004, pursuant to a confidential private placement memorandum, the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. Such noteholders received three-year warrants to purchase an aggregate of 170,000 shares of the Company's common stock at an exercise price of $1.50 per share, with an allocated fair value of approximately $143,000. The securities were issued pursuant to the exemption provided in Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering.

The Company is amortizing the total allocated fair value of $183,000 over the three-year term of these promissory notes. Such amortization has been included in "Interest" on the accompanying condensed consolidated March 31, 2004 financial statements. The holders of the warrants received certain registration rights relating to the common stock issuable upon exercise of the warrants.

NOTE 11 - STOCKHOLDERS' EQUITY

At the Company's annual meeting of shareholders on March 16, 2004, the shareholders voted, effective immediately, to amend the Company's Certificate of Incorporation to decrease the number of shares of the Company's common stock, par value $.02 per share, from 60,000,000 shares to 30,000,000 shares, and to increase the number of shares of Preferred Stock, par value $.01 per share, from 100,000 shares to 200,000 shares

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The Company's second quarter of fiscal year 2004 resulted in a significant increase in revenues, and a comparatively lesser increase in expenses compared to the same period last year. The increase in revenues is primarily due to the improved securities markets. As a result of this improvement, the Company reported net income before income taxes of $1,297,000 compared with a net loss before income taxes of $591,000 for the second quarters of fiscal years 2004 and 2003, respectively. This represents an improvement of $1,888,000 from the prior period.

Total revenues increased $10,837,000, or 115%, in the second quarter of fiscal year 2004 to $20,230,000 from $9,393,000 in the second quarter of fiscal year 2003. This increase is mainly due to the improved securities markets that increased commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During the second quarter of fiscal year 2004, trading volume increased by approximately 76%, compared to the second quarter of fiscal year 2003. Commission revenue increased $9,415,000, or 160%, to $15,302,000 from $5,887,000 during the second quarter of fiscal year 2004 compared with the same period in fiscal year 2003. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $680,000, or 25%, to $1,988,000 from $2,668,000 during the second quarter of fiscal year 2004 compared with the same period in fiscal year 2003. The decrease is primarily due to a reduction in proprietary trading in the bond market, reflecting an overall decline in this market compared to the strength that has been realized in the equity markets. During the second quarter of fiscal year 2004, revenues from proprietary trading decreased $614,000, or 26%, to $1,763,000 from $2,377,000 in the second quarter of fiscal year 2003, revenues from market making activities decreased $57,000, or 24%, to $181,000 from $238,000 in the second quarter of fiscal year 2003, and revenues from customer mark-ups and mark-downs decreased $9,000, or 17%, to $44,000 from $53,000 in the second quarter of fiscal year 2003.

Investment banking revenue increased $343,000, or 1,372%, to $368,000 from $25,000 in the second quarter of fiscal year 2004 compared with the second quarter of fiscal year 2003. The increase in investment banking revenues is attributed to the Company's completion of private placements during this quarter. Interest and dividend income increased $558,000 or 184%, to $862,000 from $304,000 in the second quarter of fiscal year 2004 compared with the same period last year. The increase in interest income is attributable to an increase in the amount of customer debits in National's customers' accounts and an increase in the interest rate charged to such debits from the same period last year. Transfer fees increased $401,000, or 116%, to $747,000 in the second quarter of fiscal year 2004 from $346,000 in the second quarter of fiscal year 2003. The increase is due to an increase in transaction volume associated with the Company's retail brokerage business.

The Company realized a gain on extinguishment of debt of $756,000 from its clearing firm, First Clearing, in the second quarter of fiscal year 2004 (See
Note 4). Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, increased $44,000, or 27%, to $207,000 from $163,000 during the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003. The increase is due to an increase in asset management fees in the second quarter of fiscal year 2004 compared to the same period last year.

In comparison with the 115% increase in total revenues, total expenses increased 90% or $8,949,000 to $18,933,000 for the second quarter of fiscal year 2004 compared to $9,984,000 in the second quarter of fiscal year 2003. The increase in total expenses is a result of greater commission expenses directly associated with commission revenues. The increase in total expenses was minimized by the Company's efforts to streamline its operations and control the fixed expenses associated with its business.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $7,702,000, or 127%, to $13,747,000 in the second quarter of fiscal year 2004 from $6,045,000 in the second quarter of fiscal year 2003. Commission expense related to commission revenue increased $7,976,000, or 184%, to $12,317,000 in the second quarter of fiscal year 2004 from $4,341,000 in the second quarter of fiscal year 2003; commission expense related to net dealer inventory gains decreased $548,000, or 33%, to $1,136,000 in the second quarter of fiscal year 2004 from $1,684,000 in the second quarter of fiscal year 2003; and commission expense related to investment banking increased $274,000, or 1,370%, to $294,000 in the second quarter of fiscal year 2004 from $20,000 in the second quarter of fiscal year 2003. The increase of commission expense as a percentage of commission revenues and the decrease of commission expense as a percentage of net dealer inventory gains are both attributable to changes in the production of particular brokers, not all of whom are compensated at the same commission rate. Commission expense as a percentage of investment banking was relatively unchanged between the second quarter of fiscal year 2004 and the second quarter of fiscal year 2003. Commission expense includes the amortization of advances to registered representatives of $153,000 and $199,000 for the second quarter of fiscal year 2004 and 2003, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense increased $471,000, or 44%, to $1,531,000 in the second quarter of fiscal year 2004 from $1,060,000 in the second quarter of fiscal year 2003. This increase is attributable to the hiring of new employees, salary increases for certain employees and the establishment of a bonus pool for senior management. Overall, combined commission and employee compensation expense, as a percentage of revenue was relatively constant at 76% in the second quarters of both fiscal year 2004 and 2003.

Clearing fees increased $509,000, or 94%, to $1,051,000 in the second quarter of fiscal year 2004 from $542,000 in the second quarter of fiscal year 2003. Although there was an increase in trading volume, clearing fees, as a percentage of related revenues, decreased due to an increase in the number of lower priced tickets from the prior period. Clearing fees were reduced by forgiveness of debt, that was fully repaid in February 2004, from the Company's clearing firm based on ticket volume in the amount of $114,000 and $93,000 in the second quarter of fiscal year 2004 and 2003, respectively. Communication expenses increased $22,000, or 3%, to $731,000 from $709,000 in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003. The increase is due to an increase in voice and data charges. Occupancy costs increased $95,000, or 14%, to $771,000 from $676,000 in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003. The increase in occupancy expense is due to the expansion of office facilities in order to accommodate new brokers. Professional fees increased $171,000, or 57%, to $470,000 from $299,000 in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations. Professional fees include litigation related expenses of $401,000 and $171,000 in the second quarter of fiscal year 2004 and 2003, respectively.

Interest expense increased $58,000, or 176%, to $91,000 from $33,000 in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003. The increase is due to interest on the notes issued by the Company in the second quarter of fiscal year 2004, and the amortization of $26,000 attributable to newly issued notes and modified notes. Taxes, licenses and registration increased $114,000, or 238%, to $162,000 from $48,000 in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003. The increase in taxes, licenses and registration expense is due to an increase in the number of brokers associated with the Company from the prior period. Other expenses decreased $193,000, or 34%, to $379,000 from $572,000 in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003. The decrease in other expenses is due to the Company's efforts to control its fixed operating expenses.

The Company reported net income before income taxes of $1,297,000 in the second quarter of fiscal year 2004 compared to a loss before income taxes of $591,000 in the second quarter of fiscal year 2003.

Overall, the diluted earnings attributable to common stockholders in the second quarter of fiscal year 2004 was $1,235,000, or $.20 per common share, as compared to the diluted loss attributable to common stockholders of $653,000, or $.20 per common share in the second quarter of fiscal year 2003. The net income attributable to common stockholders for the second quarter of fiscal year 2004 and the net loss attributable to common stockholders for the second quarter of fiscal year 2003 reflects $62,000 of cumulative preferred stock dividends, in both fiscal quarters, on the Company's Series A Preferred Stock.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

The Company's first six months of fiscal year 2004 resulted in a significant increase in revenues, and a comparatively lesser increase in expenses compared to the same period last year. The increase in revenues is primarily due to the improved securities markets. As a result of this improvement, the Company reported net income before income taxes of $1,760,000 compared with a net loss before income taxes of $751,000 for the first six months of fiscal years 2004 and 2003, respectively. This represents an improvement of $2,511,000 from the prior period.

Total revenues increased $15,763,000, or 79%, in the first six months of fiscal year 2004 to $35,748,000 from $19,985,000 in the first six months of fiscal year 2003. This increase is mainly due to the improved securities markets that increased commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During the first six months of fiscal year 2004, trading volume increased by approximately 56%, compared to the first six months of fiscal year 2003. Commission revenue increased $14,779,000, or 124%, to $26,674,000 from $11,895,000 during the first six months of fiscal year 2004 compared with the same period in fiscal year 2003. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $2,174,000, or 35%, to $4,051,000 from $6,225,000 during the first six months of fiscal year 2004 compared with the same period in fiscal year 2003. The decrease is due to a reduction in proprietary trading in the bond market, reflecting an overall decline in this market compared to the strength that has been realized in the equity markets. During the first six months of fiscal year 2004, revenues from proprietary trading decreased $2,191,000, or 39%, to $3,426,000 from $5,617,000 in the first six months of fiscal year 2003, revenues from market making activities increased $5,000, or 1%, to $515,000 from $510,000 in the first six months of fiscal year 2003, and revenues from customer mark-ups and mark-downs increased $12,000, or 12%, to $110,000 from $98,000 in the first six months of fiscal year 2003.

Investment banking revenue increased $569,000, or 434%, to $700,000 from $131,000 in the first six months of fiscal year 2004 compared with the first six months of fiscal year 2003. The increase in investment banking revenues is attributed to the Company's completion of private placements during this period. Interest and dividend income increased $915,000 or 149%, to $1,531,000 from $616,000 in the first six months of fiscal year 2004 compared with the same period last year. The increase in interest income is attributable to an increase in the amount of customer debits in National's customers' accounts and an increase in the interest rate charged to such debits from the same period last year. Transfer fees increased $608,000, or 84%, to $1,329,000 in the first six months of fiscal year 2004 from $721,000 in the first six months of fiscal year 2003. The increase is due to an increase in transaction volume associated with the Company's retail brokerage business.

The Company realized a gain on extinguishment of debt of $1,131,000 from its clearing firm, First Clearing, in the first six months of fiscal year 2004 (See
Note 4). Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, decreased $65,000, or 16%, to $332,000 from $397,000 during the first six months of fiscal year 2004 compared to the first six months of fiscal year 2003. The decrease is due to reduced fees attributable to a reduction in the volume of institutional business in the first six months of fiscal year 2004 compared to the same period last year.

In comparison with the 79% increase in total revenues, total expenses increased 64% or $13,252,000 to $33,988,000 for the first six months of fiscal year 2004 compared to $20,736,000 in the first six months of fiscal year 2003. The increase in total expenses is a result of greater commission expenses directly associated with commission revenues. The increase in total expenses was minimized by the Company's efforts to streamline its operations and control the fixed expenses associated with its business.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $11,362,000, or 88%, to $24,308,000 in the first six months of fiscal year 2004 from $12,946,000 in the first six months of fiscal year 2003. Commission expense related to commission revenue increased $12,514,000, or 142%, to $21,319,000 in the first six months of fiscal year 2004 from $8,805,000 in the first six months of fiscal year 2003; commission expense related to net dealer inventory gains decreased $1,607,000, or 40%, to $2,429,000 in the first six months of fiscal year 2004 from $4,036,000 in the first six months of fiscal year 2003; and commission expense related to investment banking increased $455,000, or 433%, to $560,000 in the first six months of fiscal year 2004 from $105,000 in the first six months of fiscal year 2003. The increase of commission expense as a percentage of commission revenues and the decrease of commission expense as a percentage of net dealer inventory gains are both attributable to changes in the production of particular brokers, not all of whom are compensated at the same commission rate. Commission expense as a percentage of investment banking was relatively unchanged between the first six months of fiscal year 2004 and the first six months of fiscal year 2003. Commission expense includes the amortization of advances to registered representatives of $268,000 and $376,000 for the first six months of fiscal year 2004 and 2003, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense increased $727,000, or 35%, to $2,808,000 in the first six months of fiscal year 2004 from $2,081,000 in the first six months of fiscal year 2003. This increase is attributable to the hiring of new employees, salary increases for certain employees and the establishment of a bonus pool for senior management. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 76% from 75% in the first six months of fiscal year 2004 and 2003, respectively.

Clearing fees increased $538,000, or 44%, to $1,762,000 in the first six months of fiscal year 2004 from $1,224,000 in the first six months of fiscal year 2003. Although there was an increase in trading volume, clearing fees, as a percentage of related revenues, decreased due to an increase in the number of lower priced tickets from the prior period. Clearing fees were reduced by forgiveness of debt, that was fully repaid in February 2004, from the Company's clearing firm based on ticket volume in the amount of $250,000 and $193,000 in the first six months of fiscal year 2004 and 2003, respectively. Communication expenses increased $43,000, or 3%, to $1,310,000 from $1,267,000 in the first six months of fiscal year 2004 compared to the first six months of fiscal year 2003. The increase is due to an increase in voice and data charges. Occupancy costs increased $12,000, or 1%, to $1,441,000 from $1,429,000 in the first six months of fiscal year 2004 compared to the first six months of fiscal year 2003. The increase in occupancy expense is due to the expansion of office facilities in order to accommodate new brokers. Professional fees increased $294,000, or 55%, to $825,000 from $531,000 in the first six months of fiscal year 2004 compared to the first six months of fiscal year 2003. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations. Professional fees include litigation related expenses of $699,000 and $316,000 in the first six months of fiscal year 2004 and 2003, respectively.

In January 2004, an arbitration panel awarded damages against the Company of approximately $400,000 related to an employment contract with a former employee of the Company. This amount was recorded as "Litigation settlement" and paid during the first six months of fiscal year 2004.

Interest expense increased $64,000, or 82%, to $142,000 from $78,000 in the first six months of fiscal year 2004 compared to the first six months of fiscal year 2003. The increase is due to interest on the notes issued by the Company in the second quarter of fiscal year 2004, and the amortization of $26,000 attributable to newly issued notes and modified notes. Taxes, licenses and registration increased $129,000, or 97%, to $262,000 from $133,000 in the first six months of fiscal year 2004 compared to the first six months of fiscal year 2003. The increase in taxes, licenses and registration expense is due to an increase in the number of brokers associated with the Company from the prior period. Other expenses decreased $317,000, or 30%, to $730,000 from $1,047,000 in the first six months of fiscal year 2004 compared to the first six months of fiscal year 2003. The decrease in other expenses is due to the Company's efforts to control its fixed operating expenses.

The Company reported net income before income taxes of $1,760,000 in the first six months of fiscal year 2004 compared to a loss before income taxes of $751,000 in the first six months of fiscal year 2003.

Overall, the diluted earnings attributable to common stockholders in the first six months of fiscal year 2004 was $1,634,000, or $.27 per common share, as compared to the diluted loss attributable to common stockholders of $876,000, or $.29 per common share in the first six months of fiscal year 2003. The net income attributable to common stockholders for the first six months of fiscal year 2004 reflects $126,000 of cumulative preferred stock dividends, and the net loss attributable to common stockholders for the first six months of fiscal year 2003 reflects $125,000 of cumulative preferred stock dividends, on the Company's Series A Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

National, as a registered broker-dealer, is subject to Rule 15c3-1, the Uniform Net Capital Rule of the Securities and Exchange Commission (the "SEC"), that requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. On December 12, 2003, the Company was advised by the NASD that, pursuant to National's pledge of its assets as security for loans to the Company from First Clearing (such loans aggregated $2,131,000 as of September 30, 2003), National was inadvertently not in compliance with its net capital requirements. Accordingly, at September 30, 2003, National reported an excess net capital deficiency of $829,000. This compliance requirement was corrected on December 15, 2003, upon termination of the security agreement with First Clearing. At March 31, 2004, National's net capital exceeded the requirement by $926,000.

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

In March 2003, the Company filed a Registration Statement on Form S-3 under the Securities Act for the resale of shares of common stock and shares of common stock issuable upon exercise of warrants. In October 2003, the Company filed a Form RW withdrawing the filing of the Registration Statement on Form S-3. Currently the Company is eligible to file a Registration Statement on Form S-3, and the Company believes that it will file such statement in the near term. The Registration Statement will include certain shares of common stock and shares of common stock issuable upon the exercise of certain warrants previously issued, and certain warrants that were issued in the private placements that have been completed in the current fiscal year.

In August 2001, the Company entered into an agreement with First Clearing under which First Clearing provides clearing and related services for National. The Clearing Agreement expanded the products and services capabilities for National's retail and institutional business, and enabled National to consolidate its existing clearing operations and reduce the fixed overhead associated with its self-clearing activities.

The conversion to First Clearing began in December 2001 and was completed in March 2002. It is standard business practice in the brokerage industry for clearing firms to provide financial support to correspondent clearing firms. As such, in connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and are being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that was also contributed to National. The amount of the note that is repayable on each anniversary date is the principal, and interest if any, then outstanding divided by the remaining life of the note. Borrowings under the promissory note are forgivable annually based on achieving certain business performance and trading volumes of the Company over the life of the loan. The Company would need to generate approximately 250,000 tickets per year over the ten-year term of the note to satisfy the trading volume requirement, which has been satisfied through March 31, 2004.

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

In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan was due to be paid in January 2004.

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

In February 2004, the Company paid First Clearing $250,000 to fully repay its promissory note. As a result of the repayment of this note, the Company realized a gain on extinguishment of debt of approximately $756,000. Additionally, National and First Clearing mutually agreed to terminate their clearing relationship by June 30, 2004. National is in the final stages of completing the discussions and negotiations with several clearing firms regarding the establishment of a new clearing relationship. Based upon discussions among National, First Clearing and the new clearing firms, it is expected that the conversion to the new clearing firm will occur in the fourth quarter of fiscal year 2004. The Company believes that the overall effect of the new clearing relationship will be beneficial to the Company's cost structure, liquidity and capital resources.

As of March 31, 2004, advances to registered representatives increased $611,000 to $1,255,000 from $644,000 as of September 30, 2003. This increase is attributable to advances made to registered representatives who became affiliated with National during this period.

In February 2004, National and the holder of a $1.0 million secured demand note that matured on February 1, 2004, extended the term of the $1.0 million secured demand note to March 1, 2005. (See Note 9.)

In January 2004, two other noteholders extended the maturity dates on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005. Effective February 1, 2004, the interest rate on each note was increased to 12% from 9% per annum. (See Note 9.)

In January 2004, the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. Such noteholders received three-year warrants, with certain registration rights, to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share. (See Note 10.)

In February 2004, the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. Such noteholders received three-year warrants, with certain registration rights, to purchase an aggregate of 170,000 shares of the Company's common stock at an exercise price of $1.50 per share. (See Note 10.)

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

The following table shows the quoted market values of the Company's securities held for resale ("long"), securities sold, but not yet purchased ("short") and net positions as of March 31, 2004:

                                            Long           Short           Net
                                          --------       --------       --------
Corporate Stocks                          $279,000       $234,000       $ 45,000
Corporate Bonds                             71,000         39,000         32,000
Government Obligations                     580,000        203,000        377,000
                                          --------       --------       --------
                                          $930,000       $476,000       $454,000
                                          ========       ========       ========

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In April 2002, a former executive officer of the Company, Craig M. Gould, commenced an action against the Company claiming a breach of his employment contract, and seeking approximately $850,000 in damages. The arbitration commenced in July 2003 and was completed in December 2003. In January 2004, the arbitration panel awarded damages against the Company of approximately $400,000 that was recorded as "Litigation settlement" in the quarter ended December 31, 2003. The Company paid this award during the quarter ended March 31, 2004.

The NASD has recently commenced an industry-wide investigation of mutual fund trading activities. The Company's subsidiary, National, is one of the numerous broker-dealers that have been contacted by the NASD with respect to this investigation. The NASD has identified certain customer mutual fund transactions during the time period from October 2000 to February 2003 that it believes may have constituted mutual fund timing and/or excessive trading activity. National has been engaged in ongoing discussions and negotiations with the NASD regarding these matters. Although no formal proceeding has been commenced against National, no assurance can be given that despite our on-going discussions and negotiations with the NASD, that a formal proceeding will not be commenced, or that the possible resulting penalties and fines would not be in a material amount. The Company believes National has meritorious defenses, and if necessary, intends to vigorously defend this matter, although the ultimate outcome cannot be determined at this time.

During the quarter, there were no other significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please refer to Note 5 herein, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2004, the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. Such noteholders received three-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share. The Company received net proceeds of $184,000. The securities were issued pursuant to the exemption provided in Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering.

In February 2004, the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. Such noteholders received three-year warrants to purchase an aggregate of 170,000 shares of the Company's common stock at an exercise price of $1.50 per share. The Company received net proceeds of $848,000. The securities were issued pursuant to the exemption provided in Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on March 16, 2004. Proxies were solicited by the Company pursuant to Regulation 14A under the Exchange Act of 1934, as amended. At the annual meeting, the Company's shareholders approved the following proposals:

1. The number of shares voted "for" and "withhold authority" in connection with the election of Mark Goldwasser as a Class III Director to the Board of Directors of the Company was as follows:

                                                                 Withhold
                                                 For            Authority
                                                 ---            ---------

               In Person                              0                 0
               By Proxy                       4,253,562             6,055
               Total                          4,253,562             6,055

        The number of shares voted "for" and "withhold authority" in connection with the election of Gary A. Rosenberg as a Class III Director to the Board of Directors of the Company was as follows:

                                                                 Withhold
                                                 For            Authority
                                                 ---            ---------

               In Person                              0                 0
               By Proxy                       4,240,462            19,155
               Total                          4,240,462            19,155

        The number of shares voted "for" and "withhold authority" in connection with the election of Peter Rettman as a Class III Director to the Board of Directors of the Company was as follows:

                                                                 Withhold
                                                 For            Authority
                                                 ---            ---------

               In Person                              0                 0
               By Proxy                       4,254,662             4,955
               Total                          4,254,662             4,955

The terms of Steven B. Sands, a Class I Director, and Robert J. Rosan and Norman
J. Kurlan, Class II Directors, continued after the annual meeting.

2. The number of shares voted "for", "against" and "abstain" in connection with the amendment to the Company's Certificate of Incorporation to decrease the number of shares of the Company's common stock, par value $.02 per share, from 60,000,000 shares to 30,000,000 shares, was approved as follows:

                                       For             Against           Abstain
                                       ---             -------           -------

     In Person                              0                0                 0
     By Proxy                       4,161,229           94,801             3,587
     Total                          4,161,229           94,801             3,587

3. The number of shares voted "for", "against" and "abstain" in connection with the amendment to the Company's Certificate of Incorporation to increase the number of shares of Preferred Stock, par value $.01 per share, from 100,000 shares to 200,000 shares, and the amendment to the Company's Certificate of Designation to increase the number of authorized shares designated as Series A Preferred Stock from 30,000 to 50,000, was approved as follows:

                                       For             Against           Abstain
                                       ---             -------           -------

     In Person                              0                 0                0
     By Proxy                       2,760,486           146,332            3,926
     Total                          2,760,486           146,332            3,926

4. The number of shares voted "for", "against" and "abstain" in connection with the ratification of Marcum & Kliegman LLP as the Company's independent public accountants for the fiscal year ending September 30, 2004, was approved as follows:

                                       For             Against           Abstain
                                       ---             -------           -------

     In Person                              0                 0               0
     By Proxy                       4,255,255             1,775           2,587
     Total                          4,255,255             1,775           2,587

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

3.5   Certificate of Incorporation, as amended.

3.6 Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock, as amended.

31.1 Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Acting Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Acting Chief Financial Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      The Company filed a Report on Form 8-K dated February 25, 2004 reporting a private placement of its securities and certain matters relating to members of its Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OLYMPIC CASCADE FINANCIAL
                                      CORPORATION AND SUBSIDIARY


May 17, 2004                        By: /s/ Mark Goldwasser
                                       -----------------------------------------
                                       Mark Goldwasser
                                       President and Chief Executive Officer


May 17, 2004                        By: /s/ Robert H. Daskal
                                       -----------------------------------------
                                       Robert H. Daskal
                                       Acting Chief Financial Officer