Form 10QSB
period 2004-06-30
OLYMPIC CASCADE FINANCIAL CORP
filed 2004-08-13
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004         Commission File Number 001-12629
                      -------------                                ---------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              36-4128138
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


         875 North Michigan Avenue, Suite 1560, Chicago, Illinois 60611
--------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code:           (312) 751-8833

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at August 12, 2004 was 3,634,332.

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                              June 30,        September 30,
                                                                                                2004               2003
                                                                                             (unaudited)     (see note below)
                                                                                           --------------    ---------------
CASH                                                                                         $   313,000        $   451,000
DEPOSITS WITH CLEARING ORGANIZATIONS                                                             769,000          1,041,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS                                     2,905,000          3,724,000
OTHER RECEIVABLES, net of reserve for uncollectible accounts of $725,000 and $650,000
            at June 30, 2004 and September 30, 2003, respectively                                810,000            709,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                         1,674,000            644,000
SECURITIES HELD FOR RESALE, at market                                                            613,000            374,000
FIXED ASSETS, net                                                                                303,000            247,000
SECURED DEMAND NOTE                                                                            1,000,000          1,000,000
OTHER ASSETS                                                                                     592,000            545,000
                                                                                           --------------    ---------------

TOTAL ASSETS                                                                                 $ 8,979,000        $ 8,735,000
                                                                                           ==============    ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS                                         $        --        $   258,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                                741,000            116,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                       3,738,000          4,520,000
NOTES PAYABLE                                                                                  1,812,000          3,170,000
                                                                                           --------------    ---------------
TOTAL LIABILITIES                                                                              6,291,000          8,064,000
                                                                                           --------------    ---------------

SUBORDINATED BORROWINGS                                                                        1,000,000          1,000,000
                                                                                           --------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
          Series A 9% cumulative convertible preferred stock, $.01 par value,
             50,000 shares authorized; 31,177 shares issued and outstanding
             (liquidation preference: $3,117,700) at June 30, 2004, and 27,825 shares issued and outstanding (liquidation preference: $2,782,500)
             at September 30, 2003, respectively                                                      --                 --
          Common stock, $.02 par value, 30,000,000 shares authorized,  3,557,409 shares and  3,367,558  shares issued and  outstanding  at June 30,
              2004 and
              September 30, 2003, respectively                                                    71,000             67,000
          Additional paid-in capital                                                          13,694,000         12,628,000
          Accumulated deficit                                                                (12,077,000)       (13,024,000)
                                                                                           --------------    ---------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                           1,688,000           (329,000)
                                                                                           --------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $ 8,979,000        $ 8,735,000
                                                                                           ==============    ===============

Note: The balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements at that date.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended                      Nine Months Ended
                                                    -------------------------------------  ---------------------------------
                                                         June 30,            June 30,         June 30,          June 30,
                                                           2004                2003             2004              2003
                                                    -------------------   ---------------  ---------------   ---------------
REVENUES:
     Commissions                                          $ 10,852,000      $ 10,566,000     $ 37,525,000      $ 22,461,000
     Net dealer inventory gains                              1,715,000         3,192,000        5,767,000         9,417,000
     Interest and dividends                                    937,000           359,000        2,468,000           975,000
     Transfer fees and clearing services                       769,000           572,000        2,098,000         1,293,000
     Investment banking                                        398,000           214,000        1,098,000           345,000
     Gain on extinguishment of debt                                 --                --        1,131,000                --
     Other                                                     183,000           172,000          515,000           570,000
                                                    -------------------   ---------------  ---------------   ---------------

TOTAL REVENUES                                              14,854,000        15,075,000       50,602,000        35,061,000
                                                    -------------------   ---------------  ---------------   ---------------

EXPENSES:
     Commissions                                            10,296,000        10,328,000       34,604,000        23,274,000
     Employee compensation and related expenses              1,399,000           898,000        4,207,000         2,979,000
     Clearing fees                                             635,000           769,000        2,397,000         1,993,000
     Communications                                            751,000           694,000        2,061,000         1,961,000
     Occupancy and equipment costs                             807,000           628,000        2,248,000         2,057,000
     Interest                                                  118,000            31,000          260,000           109,000
     Professional fees                                         637,000           382,000        1,462,000           912,000
     Litigation settlement                                          --                --          400,000                --
     Taxes, licenses, registration                             182,000            95,000          444,000           229,000
     Other                                                     339,000           887,000        1,069,000         1,935,000
                                                    -------------------   ---------------  ---------------   ---------------

TOTAL EXPENSES                                              15,164,000        14,712,000       49,152,000        35,449,000
                                                    -------------------   ---------------  ---------------   ---------------

NET INCOME (LOSS)                                             (310,000)          363,000        1,450,000          (388,000)

Preferred stock dividends                                      (70,000)          (62,000)        (196,000)         (187,000)
                                                    -------------------   ---------------  ---------------   ---------------

Net income (loss) attributable to common
 stockholders                                               $ (380,000)        $ 301,000      $ 1,254,000        $ (575,000)
                                                    ===================   ===============  ===============   ===============

NET INCOME (LOSS) PER COMMON SHARE

Basic:
     Net income (loss) attributable to common
     stockholders                                              $ (0.11)           $ 0.09           $ 0.37           $ (0.18)
                                                    ===================   ===============  ===============   ===============

Diluted:
     Net income (loss) attributable to common
     stockholders                                              $ (0.11)           $ 0.06           $ 0.21           $ (0.18)
                                                    ===================   ===============  ===============   ===============

Weighted average number of shares outstanding
     Basic                                                   3,397,885         3,367,558        3,377,630         3,110,530
                                                    ===================   ===============  ===============   ===============
     Diluted                                                 3,397,885         5,229,722        6,055,194         3,110,530
                                                    ===================   ===============  ===============   ===============

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                        ------------------------------------------
                                                                           June 30, 2004         June 30, 2003
                                                                        -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                           $ 1,450,000          $    (388,000)
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities
          Depreciation and amortization                                            128,000                174,000
          Amortization of note discount                                             81,000                     --
          Provision for doubtful accounts                                           75,000                300,000
          Gain on extinguishment of debt                                        (1,131,000)                    --
          Forgiveness of loan                                                     (251,000)              (325,000)
   Changes in assets and liabilities
          Restricted cash                                                               --                309,000
          Deposits with clearing organizations                                     272,000                649,000
          Receivables from broker-dealers, clearing organizations
            and others                                                            (387,000)            (2,392,000)
          Securities held for resale, at market                                   (239,000)            (1,497,000)
          Other assets                                                             (47,000)              (292,000)
          Payables                                                              (1,037,000)             3,059,000
          Securities sold, but not yet purchased, at market                        625,000                190,000
                                                                       --------------------  ---------------------
   Net cash used in operating activities                                          (461,000)              (213,000)
                                                                       --------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of fixed assets                                                (184,000)               (65,000)
                                                                       --------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net proceeds from issuance of notes payable and warrants               1,032,000                     --
          Payment of notes payable                                                (750,000)                49,000
          Decrease in cash overdraft                                                    --               (408,000)
          Net proceeds from issuance of common stock and warrants                       --                554,000
          Proceeds from exercise of employee stock options and warrants            225,000                     --
                                                                       --------------------  ---------------------
   Net cash provided by financing activities                                       507,000                195,000
                                                                       --------------------  ---------------------

NET DECREASE IN CASH                                                              (138,000)               (83,000)

CASH BALANCE
          Beginning of the period                                                  451,000                325,000
                                                                       --------------------  ---------------------

          End of the period                                                    $   313,000          $     242,000
                                                                        ===================   ====================

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION  Cash paid during the period for:
          Interest                                                             $    85,000          $     109,000
                                                                        ===================   ====================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
             FINANCING ACTIVITIES
          Conversion of accounts payable to loan payable                       $        --          $     375,000
                                                                        ===================   ====================
          Gain on extinguishment of debt                                       $ 1,131,000          $          --
                                                                        ===================   ====================
          Exchange of accounts payable for common stock                        $        --          $      50,000
                                                                        ===================   ====================
          Forgiveness of loan                                                  $   251,000          $     325,000
                                                                        ===================   ====================

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10-01 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of and for the three and nine month periods ended June 30, 2004 and June 30, 2003 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

                                                                   Three Months Ended                   Nine Months Ended
                                                           -----------------------------------  ----------------------------------
                                                            June 30, 2004     June 30, 2003      June 30, 2004    June 30, 2003
                                                           -----------------------------------  ----------------------------------
Net income (loss) attributable to common stockholders - as
reported                                                         $ (380,000)          301,000        $ 1,254,000       $ (575,000)

Stock-based employee compensation cost determined  under
fair value method, net of tax effects                               (90,000)          (11,000)          (163,000)         (26,000)

                                                           -----------------------------------  ----------------------------------
Net income (loss) attributable to common stockholders - pro
forma                                                            $ (470,000)          290,000        $ 1,091,000       $ (601,000)
                                                           ===================================  ==================================

Earnings (loss) per share

Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders - as
reported                                                         $    (0.11)           $ 0.09             $ 0.37          $ (0.18)

Per share stock-based employee compensation cost
determined under fair value method, net of tax effects                (0.03)                -              (0.05)           (0.01)

                                                           -----------------------------------  ----------------------------------
Net income (loss) attributable to common stockholders - pro
 forma                                                           $    (0.14)           $ 0.09             $ 0.32          $ (0.19)
                                                           ===================================  ==================================

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders - as
reported                                                         $    (0.11)           $ 0.06             $ 0.21          $ (0.18)

Per share stock-based employee compensation cost
determined under fair value method, net of tax effects                (0.03)                -              (0.03)           (0.01)

                                                           -----------------------------------  ----------------------------------
Net income (loss) attributable to common stockholders - pro
forma                                                            $    (0.14)           $ 0.06             $ 0.18          $ (0.19)
                                                           ===================================  ==================================


The Black-Scholes option valuation model was used to estimate the fair value of the options granted in the quarter and nine months ended June 30, 2004 and 2003. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                                   2004          2003
                                               --------      --------
Assumptions:
Risk-free interest rate                            2.48%         4.01%

Dividend                                           0.00%         0.00%

Expected life, in years                             3.0           5.0

Expected volatility                                 123%          311%

Results:
Fair value of options granted                  $   1.47      $   0.36




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

NOTE 3 - SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of June 30, 2004:


                              Securities held           Securities sold, but
                                for resale               not yet purchased
                           ----------------------      -----------------------
Corporate Stocks                       $ 255,000                    $ 148,000
Corporate Bonds                           10,000                      194,000
Government Obligations                   348,000                      399,000
                           ----------------------      -----------------------
                                       $ 613,000                    $ 741,000
                           ======================      =======================


NOTE 4 - CLEARING AGREEMENTS

In the first quarter of fiscal year 2003, First Clearing Corporation ("First Clearing") loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan was payable in January 2004.

In December 2003, the Company engaged in various discussions with the National Association of Securities Dealers, Inc. (the "NASD") relating to the Security Agreement between National Securities Corporation, the Company's wholly-owned subsidiary ("National") and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 resulting from this reduction was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note to First Clearing; and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of the $375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gain on extinguishment of debt in the first quarter of fiscal year 2004. National is required to maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. At June 30, 2004, National's net capital exceeded the requirement by $518,000.

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

On June 22, 2004, National entered into an agreement with Fiserv Securities, Inc. ("Fiserv") to clear its brokerage business. The conversion from First Clearing to Fiserv is expected to be completed in the first week of October 2004. As part of this transaction, Fiserv will provide National with an $800,000 conversion assistance payment, $250,000 of which was paid upon execution of the clearing agreement, $250,000 of which is payable in mid-August 2004, and $300,000 of which is payable upon completion of the conversion in October 2004. The Company believes that the overall effect of the new clearing relationship will be beneficial to the Company's cost structure, liquidity and capital resources.

NOTE 5 - CONTINGENCIES

In April 2002, a former executive officer of the Company, Craig M. Gould, commenced an action against the Company claiming a breach of his employment contract, and seeking approximately $850,000 in damages. The arbitration commenced in July 2003 and was completed in December 2003. In January 2004, the arbitration panel awarded damages against the Company of approximately $400,000 that was accrued in the quarter ended December 31, 2003. The Company paid this award during the quarter ended March 31, 2004.

In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities of Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. National filed its answer in April 2003. In January 2004, the court entered an order denying class certification. Plaintiffs have filed an appeal of this order and briefing has recently commenced. The action in the lower court has been stayed. National believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time. Accordingly, no adjustments have been made in the consolidated financial statements in response to this matter.

The NASD has recently commenced an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers that have been contacted by the NASD with respect to this investigation. The NASD has identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believes may have constituted mutual fund timing and/or excessive trading activity. National has been engaged in ongoing discussions and negotiations with the NASD to informally resolve these matters. Such resolution could result in a settlement, whereby National, without admitting or denying any violations, would make both restitution and pay a fine to the NASD, that in the aggregate would approximate $600,000. Despite our on-going discussions and negotiations with the NASD, no assurances can be given that informal resolution will be achieved, that a formal proceeding will not be commenced, or that the possible resulting penalties and fines would not be in a materially greater amount. If required to litigate this matter, National believes it has meritorious defenses, and if necessary, intends to vigorously defend this matter, although the ultimate outcome cannot be determined at this time. Accordingly, no adjustments have been made in the consolidated financial statements in response to this matter.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages aggregating approximately $2.2 million (exclusive of specified punitive damages of approximately $5.6 million, unspecified punitive damages related to certain claims and expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions, although the ultimate outcome of these matters cannot be determined at this time. At June 30, 2004, the amount of $388,000 related to such matters that is reasonably estimable has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" on the accompanying condensed consolidated statements of financial condition. The Company has included in "Professional fees" litigation and NASD related expenses of $484,000 and $1,183,000 in the third quarter and first nine months of fiscal year 2004, respectively.

NOTE 6 - CUMULATIVE DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. In March 2004, the Company's Board of Directors declared an in-kind dividend in the aggregate of 3,352 shares of Series A Preferred Stock, in payment of approximately $503,000 of dividends accrued through January 31, 2004. Such shares were issued on March 31, 2004. At June 30, 2004, the amount of accumulated dividends on the Company's 31,177 issued and outstanding shares of Series A Preferred Stock was $111,000.

NOTE 7 - INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted. Stock options and warrants, and conversion of the Series A Preferred Stock, were excluded from the diluted loss per share computation for the three-month period ended June 30, 2004 and for the nine-month period ended June 30, 2003, since the Company incurred a loss for these periods and the inclusion of such securities would be antidilutive.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

                                                           Three Months Ended                     Nine Months Ended
                                                    ----------------------------------    ----------------------------------
                                                     June 30, 2004    June 30, 2003        June 30, 2004    June 30, 2003
                                                    ----------------------------------    ----------------------------------
Net income (loss) attributable to
 common stockholders - basic                           $ (310,000)     $   363,000          $ 1,450,000       $ (388,000)

Effect of dilutive securities -
 preferred stock dividends                                (70,000)         (62,000)            (196,000)        (187,000)

                                                    ----------------------------------    ----------------------------------
Net income (loss) attributable
 to common stockholders - diluted                      $ (380,000)     $   301,000          $ 1,254,000       $ (575,000)
                                                    ==================================    ==================================

Basic-weighted average common shares
 outstanding                                            3,397,885        3,367,558            3,377,630        3,110,530

Dilutive stock options and warrants                             -            7,166              599,099                -

Weighted average assumed conversion of 9%
   cumulative convertible preferred stock                       -        1,854,998            2,078,465                -

                                                    ----------------------------------    ----------------------------------
Diluted-weighted average common shares
 outstanding                                            3,397,885        5,229,722            6,055,194        3,110,530
                                                    ==================================    ==================================

Net income (loss) attributable to common
 stockholders - basic                                  $    (0.11)     $      0.09          $      0.37       $    (0.18)
                                                    ==================================    ==================================

Net income (loss) attributable to common
 stockholders - diluted                                $    (0.11)     $      0.06          $      0.21       $    (0.18)
                                                    ==================================    ==================================


For the three-month periods ended June 30, 2004 and 2003, 2,747,647 shares and 2,356,065 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was antidilutive. For the nine-month periods ended June 30, 2004 and 2003, 975,150 shares and 2,376,065 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was antidilutive.

NOTE 8 - THE AMERICAN STOCK EXCHANGE

In February 2003, the Company received a letter from The American Stock Exchange (the "Exchange") indicating that it was not in compliance with certain listing standards relating to (1) shareholders' equity of less than $2.0 million and losses from continuing operations and/or net losses in two out of its three most recent fiscal years, and (2) the requirement to have and maintain an audit committee comprised of at least three independent directors. The Company submitted to the Exchange a plan that indicated compliance with these items. In May 2003, the Exchange notified the Company that it had accepted the Company's plan of compliance and granted the Company an extension until August 5, 2004 to satisfy the financial standards requirements, and an extension until July 18, 2003 to comply with the independent audit committee requirement, which was satisfied in July 2003. The Company will be subject to periodic review by the Exchange Staff during the extension period. As of August 12, 2004, the Company has not received any notification from the Exchange with respect to the financial standards requirements. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company's common stock being delisted from the Exchange. In the event that the Company fails to comply with the listing standards, the Company's common stock could trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and the Company's stock price, as well as the liquidity of the Company's common stock, may be adversely impacted as a result.

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

The Company is amortizing the total allocated fair value of $158,000 over the extended 18-month term of these notes. Such amortization has been included in "Interest" on the accompanying condensed consolidated June 30, 2004 financial statements.

NOTE 10 - PRIVATE PLACEMENTS

In January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000.

In February 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 170,000 shares of the Company's common stock at an exercise price of $1.50 per share, with an allocated fair value of approximately $143,000. National acted as the placement agent for the private offering. The offering period for the private offering expired on May 30, 2004.

The Company is amortizing the total allocated fair value of $183,000 over the three-year term of these promissory notes. Such amortization has been included in "Interest" on the accompanying condensed consolidated June 30, 2004 financial statements. The holders of the warrants received certain registration rights relating to the common stock issuable upon exercise of the warrants.

NOTE 11 - STOCKHOLDERS' EQUITY

At the Company's annual meeting of shareholders on March 16, 2004, the shareholders voted, effective immediately, to amend the Company's Certificate of Incorporation to decrease the number of shares of the Company's common stock, par value $.02 per share, from 60,000,000 shares to 30,000,000 shares, and to increase the number of shares of Preferred Stock, par value $.01 per share, from 100,000 shares to 200,000 shares.

In the quarter ended June 30, 2004, the Company received proceeds of $225,000 from the exercise of outstanding employee stock options and warrants.


PART II.  OTHER INFORMATION

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The Company's third quarter of fiscal year 2004 resulted in revenues only slightly lower compared to the third quarter of fiscal year 2003, but sharply lower compared to the second quarter of fiscal year 2004, and a modest increase in expenses compared to the same period last year. The lower revenues are primarily due to the recent weaker securities markets. As a result, the Company reported a net loss before income taxes of $310,000 compared with net income before income taxes of $363,000 for the third quarters of fiscal years 2004 and 2003, respectively.

Total revenues decreased $221,000, or 1%, in the third quarter of fiscal year 2004 to $14,854,000 from $15,075,000 in the third quarter of fiscal year 2003. This decrease reflects the weaker securities markets that impact trading volume, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During the third quarter of fiscal year 2004, trading volume increased by approximately 14%, compared to the third quarter of fiscal year 2003. Commission revenue increased $286,000, or 3%, to $10,852,000 from $10,566,000 during the third quarter of fiscal year 2004 compared with the same period in fiscal year 2003. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $1,477,000, or 46%, to $1,715,000 from $3,192,000 during the third quarter of fiscal year 2004 compared with the same period in fiscal year 2003. The decrease is primarily due to a reduction in proprietary trading in the bond market, reflecting an overall decline in this market, and the weaker equity markets in general. During the third quarter of fiscal year 2004, revenues from proprietary trading decreased $1,337,000, or 46%, to $1,561,000 from $2,898,000 in the third quarter of fiscal year 2003, revenues from market making activities decreased $85,000, or 37%, to $147,000 from $232,000 in the third quarter of fiscal year 2003, and revenues from customer mark-ups and mark-downs decreased $56,000, or 89%, to $7,000 from $63,000 in the third quarter of fiscal year 2003.

Investment banking revenue increased $184,000, or 86%, to $398,000 from $214,000 in the third quarter of fiscal year 2004 compared with the third quarter of fiscal year 2003. The increase in investment banking revenues is attributed to the Company's completion of private placements and an initial public offering during the current quarter. Interest and dividend income increased $578,000 or 161%, to $937,000 from $359,000 in the third quarter of fiscal year 2004 compared with the same period last year. The increase in interest income is attributable to an increase in the amount of customer debits in National's customers' accounts and an increase in the interest rate charged to such debits from the same period last year. Transfer fees increased $197,000, or 34%, to $769,000 in the third quarter of fiscal year 2004 from $572,000 in the third quarter of fiscal year 2003. The increase is due to increased fees charged on certain accounts.

Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, increased $11,000, or 6%, to $183,000 from $172,000 during the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003. The increase is due to an increase in asset management fees in the third quarter of fiscal year 2004 compared to the same period last year.

In comparison with the 1% decrease in total revenues, total expenses increased 3% or $452,000 to $15,164,000 for the third quarter of fiscal year 2004 compared to $14,712,000 in the third quarter of fiscal year 2003. The increase in total expenses is primarily attributable to increased employee compensation and increased professional fees.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $32,000, or less than 1%, to $10,296,000 in the third quarter of fiscal year 2004 from $10,328,000 in the third quarter of fiscal year 2003. In the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003, commission expense related to commission revenue increased $1,060,000, or 13%, to $9,230,000 from $8,170,000;
commission expense related to net dealer inventory gains decreased $1,239,000, or 62%, to $748,000 from $1,987,000; and commission expense related to investment banking increased $147,000, or 86%, to $318,000 from $171,000. The increase of commission expense as a percentage of commission revenues and the decrease of commission expense as a percentage of net dealer inventory gains are both attributable to changes in the production of particular brokers, not all of whom are compensated at the same commission rate. Commission expense as a percentage of investment banking was relatively unchanged between the third quarter of fiscal year 2004 and the third quarter of fiscal year 2003. Commission expense includes the amortization of advances to registered representatives of $215,000 and $198,000 for the third quarter of fiscal year 2004 and 2003, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense increased $501,000, or 56%, to $1,399,000 in the third quarter of fiscal year 2004 from $898,000 in the third quarter of fiscal year 2003. This increase is attributable to the hiring of new employees and salary increases for certain employees. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 79% from 74% in the third quarter of fiscal year 2004 and 2003, respectively.

Clearing fees decreased $134,000, or 17%, to $635,000 in the third quarter of fiscal year 2004 from $769,000 in the third quarter of fiscal year 2003. Clearing fees in the third quarter of fiscal year 2004 were reduced by the $250,000 conversion assistance payment the Company received from its new clearing firm, Fiserv, to offset conversion costs incurred by the Company. In the third quarter of fiscal year 2003, clearing fees were reduced by forgiveness of debt, that was fully repaid in February 2004, from the Company's current clearing firm based on ticket volume in the amount of $133,000. Communication expenses increased $57,000, or 8%, to $751,000 from $694,000 in the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003. The increase is due to an increase in voice and data charges. Occupancy costs increased $179,000, or 29%, to $807,000 from $628,000 in the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003. The increase in occupancy expense is due to the expansion of office facilities in order to accommodate new brokers. Professional fees increased $255,000, or 67%, to $637,000 from $382,000 in the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations, and legal fees related to the NASD investigation of mutual fund trading activities and other regulatory matters. Professional fees include litigation and NASD related expenses of $484,000 and $213,000 in the third quarter of fiscal year 2004 and 2003, respectively.

Interest expense increased $87,000, or 281%, to $118,000 from $31,000 in the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003. The increase is due to interest on the notes issued by the Company in the second quarter of fiscal year 2004, and the amortization of $42,000 attributable to newly issued notes and modified notes. Taxes, licenses and registration increased $87,000, or 92%, to $182,000 from $95,000 in the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003. The increase in taxes, licenses and registration expense is due to an increase in the number of brokers associated with the Company from the prior period. Other expenses decreased $548,000, or 62%, to $339,000 from $887,000 in the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003. The decrease in other expenses is due to the Company's efforts to control its fixed operating expenses, net of an increase in the reserve for uncollectible accounts on its other receivables, related to registered representatives formerly associated with National in the amount of $75,000 and $300,000 in the third quarter of fiscal year 2004 and 2003, respectively.

The Company reported a net loss before income taxes of $310,000 in the third quarter of fiscal year 2004 compared to net income before income taxes of $363,000 in the third quarter of fiscal year 2003.

Overall, the diluted net loss attributable to common stockholders in the third quarter of fiscal year 2004 was $380,000, or $.11 per common share, as compared to diluted net earnings attributable to common stockholders of $301,000, or $.06 per common share in the third quarter of fiscal year 2003. The net loss attributable to common stockholders for the third quarter of fiscal year 2004 and the net income attributable to common stockholders for the third quarter of fiscal year 2003 reflects $70,000 and $62,000, respectively, of cumulative dividends on the Company's Series A Preferred Stock.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

The Company's first nine months of fiscal year 2004 resulted in a significant increase in revenues, and a comparatively lesser increase in expenses compared to the same period last year. The increase in revenues is primarily due to the improved securities markets experienced during the first six months of the fiscal year, which weakened during the third quarter of fiscal year 2004, and the gain on extinguishments of debt. As a result of this overall improvement, the Company reported net income before income taxes of $1,450,000 compared with a net loss before income taxes of $388,000 for the first nine months of fiscal years 2004 and 2003, respectively. This represents an improvement of $1,838,000 from the prior period.

Total revenues increased $15,541,000, or 44%, in the first nine months of fiscal year 2004 to $50,602,000 from $35,061,000 in the first nine months of fiscal year 2003. This increase is mainly due to the improved securities markets experienced during the first six months of the fiscal year that increased commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During the first nine months of fiscal year 2004, trading volume increased by approximately 27%, compared to the first nine months of fiscal year 2003. Commission revenue increased $15,064,000, or 67%, to $37,525,000 from $22,461,000 during the first nine months of fiscal year 2004 compared with the same period in fiscal year 2003. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $3,650,000, or 39%, to $5,767,000 from $9,417,000 during the first nine months of fiscal year 2004 compared with the same period in fiscal year 2003. The decrease is due to a reduction in proprietary trading in the bond market, reflecting an overall decline in this market compared to the strength realized in the equity markets during the first six months of the current fiscal year. During the first nine months of fiscal year 2004, revenues from proprietary trading decreased $3,528,000, or 41%, to $4,987,000 from $8,515,000 in the first nine months of fiscal year 2003, revenues from market making activities decreased $78,000, or 11%, to $663,000 from $741,000 in the first nine months of fiscal year 2003, and revenues from customer mark-ups and mark-downs decreased $44,000, or 27%, to $117,000 from $161,000 in the first nine months of fiscal year 2003.

Investment banking revenue increased $753,000, or 218%, to $1,098,000 from $345,000 in the first nine months of fiscal year 2004 compared with the first nine months of fiscal year 2003. The increase in investment banking revenues is attributed to the Company's completion of private placements and an initial public offering during the current period. Interest and dividend income increased $1,493,000 or 153%, to $2,468,000 from $975,000 in the first nine months of fiscal year 2004 compared with the same period last year. The increase in interest income is attributable to an increase in the amount of customer debits in National's customers' accounts and an increase in the interest rate charged to such debits from the same period last year. Transfer fees increased $805,000, or 62%, to $2,098,000 in the first nine months of fiscal year 2004 from $1,293,000 in the first nine months of fiscal year 2003. The increase is due to the increase in transaction volume associated with the Company's retail brokerage business during the first six months of the current year, and increased fees charged on certain accounts.

The Company realized a gain on extinguishment of debt of $1,131,000 from its clearing firm, First Clearing, in the first nine months of fiscal year 2004 (See
Note 4). Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, decreased $55,000, or 10%, to $515,000 from $570,000 during the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003. The decrease is due to reduced fees attributable to a reduction in the volume of institutional business in the first nine months of fiscal year 2004 compared to the same period last year.

In comparison with the 44% increase in total revenues, total expenses increased 39% or $13,703,000 to $49,152,000 for the first nine months of fiscal year 2004 compared to $35,449,000 in the first nine months of fiscal year 2003. The increase in total expenses is primarily a result of greater commission expenses directly associated with commission revenues. The increase in total expenses was minimized by the Company's efforts to streamline its operations and control the fixed expenses associated with its business.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $11,330,000, or 49%, to $34,604,000 in the first nine months of fiscal year 2004 from $23,274,000 in the first nine months of fiscal year 2003. In the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003, commission expense related to commission revenue increased $13,574,000, or 80%, to $30,549,000 from $16,975,000; commission expense related to net dealer inventory gains decreased

$2,846,000,  or 47%, to  $3,177,000  from  $6,023,000;  and  commission  expense related to investment banking increased $602,000, or 218%, to $878,000 from $276,000. The increase of commission expense as a percentage of commission revenues and the decrease of commission expense as a percentage of net dealer inventory gains are both attributable to changes in the production of particular brokers, not all of whom are compensated at the same commission rate. Commission expense as a percentage of investment banking was relatively unchanged between the first nine months of fiscal year 2004 and the first nine months of fiscal year 2003. Commission expense includes the amortization of advances to registered representatives of $483,000 and $574,000 for the first nine months of fiscal year 2004 and 2003, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense increased $1,228,000, or 41%, to $4,207,000 in the first nine months of fiscal year 2004 from $2,979,000 in the first nine months of fiscal year 2003. This increase is attributable to the hiring of new employees, salary increases for certain employees and the establishment of a bonus pool for senior management. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 77% from 75% in the first nine months of fiscal year 2004 and 2003, respectively.

Clearing fees increased $404,000, or 20%, to $2,397,000 in the first nine months of fiscal year 2004 from $1,993,000 in the first nine months of fiscal year 2003. Although there was an increase in trading volume, clearing fees, as a percentage of related revenues, decreased due to an increase in the number of lower priced tickets from the prior period. Clearing fees in the third quarter of fiscal year 2004 were reduced by the $250,000 conversion assistance payment the Company received from its new clearing firm, Fiserv, to offset conversion costs incurred by the Company. Clearing fees were reduced by forgiveness of debt, that was fully repaid in February 2004, from the Company's clearing firm based on ticket volume in the amount of $250,000 and $325,000 in the first nine months of fiscal year 2004 and 2003, respectively. Communication expenses increased $100,000, or 5%, to $2,061,000 from $1,961,000 in the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003. The increase is due to an increase in voice and data charges. Occupancy costs increased $191,000, or 9%, to $2,248,000 from $2,057,000 in the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003. The increase in occupancy expense is due to the expansion of office facilities in order to accommodate new brokers. Professional fees increased $550,000, or 60%, to $1,462,000 from $912,000 in the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations, and legal fees related to the NASD investigation of mutual fund trading activities and other regulatory matters. Professional fees include litigation and NASD related expenses of $1,183,000 and $529,000 in the first nine months of fiscal year 2004 and 2003, respectively.

In January 2004, an arbitration panel awarded damages against the Company of approximately $400,000 related to an employment contract with a former employee of the Company. This amount was recorded as "Litigation settlement" and paid during the first nine months of fiscal year 2004.

Interest expense increased $151,000, or 139%, to $260,000 from $109,000 in the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003. The increase is due to interest on the notes issued by the Company in the second quarter of fiscal year 2004, and the amortization of $68,000 attributable to newly issued notes and modified notes. Taxes, licenses and registration increased $215,000, or 94%, to $444,000 from $229,000 in the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003. The increase in taxes, licenses and registration expense is due to an increase in the number of brokers associated with the Company from the prior period. Other expenses decreased $866,000, or 45%, to $1,069,000 from $1,935,000 in the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003. The decrease in other expenses is due to the Company's efforts to control its fixed operating expenses, net of an increase in the reserve for uncollectible accounts on its other receivables, related to registered representatives formerly associated with National in the amount of $75,000 and $300,000 in the first nine months of fiscal year 2004 and 2003, respectively.

The Company reported net income before income taxes of $1,450,000 in the first nine months of fiscal year 2004 compared to a net loss before income taxes of $388,000 in the first nine months of fiscal year 2003.

Overall, the diluted net earnings attributable to common stockholders in the first nine months of fiscal year 2004 was $1,254,000, or $.21 per common share, as compared to the diluted net loss attributable to common stockholders of $575,000, or $.18 per common share in the first nine months of fiscal year 2003. The net income attributable to common stockholders for the first nine months of fiscal year 2004 reflects $196,000 of cumulative preferred stock dividends, and the net loss attributable to common stockholders for the first nine months of fiscal year 2003 reflects $187,000 of cumulative dividends, on the Company's Series A Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

National, as a registered broker-dealer, is subject to Rule 15c3-1, the Uniform Net Capital Rule of the Securities and Exchange Commission (the "SEC"), that requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. On December 12, 2003, the Company was advised by the NASD that, pursuant to National's pledge of its assets as security for loans to the Company from First Clearing (such loans aggregated $2,131,000 as of September 30, 2003), National was inadvertently not in compliance with its net capital requirements. Accordingly, at September 30, 2003, National reported an excess net capital deficiency of $829,000. This compliance requirement was corrected on December 15, 2003, upon termination of the security agreement with First Clearing. At June 30, 2004, National's net capital exceeded the requirement by $518,000.

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

In July 2004, the Company filed a Registration Statement on Form S-3 under the Securities Act for the resale of certain shares of common stock and shares of common stock issuable upon the exercise of certain warrants previously issued in connection with private placement transactions, and certain warrants that were issued in the private placements that have been completed in the current fiscal year. The Registration Statement became effective on August 11, 2004.

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

The conversion to First Clearing began in December 2001 and was completed in March 2002. It is standard business practice in the brokerage industry for clearing firms to provide financial support to correspondent clearing firms. As such, in connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and were being used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that was also contributed to National. The amount of the note that was repayable on each anniversary date was the principal, and interest if any, then outstanding divided by the remaining life of the note. Borrowings under the promissory note were forgivable annually based on achieving certain business performance and trading volumes of the Company over the life of the loan.

In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. As part of the settlement, the minimum level of stockholders' equity the Company was required to maintain under the promissory note was reduced from $2,000,000 to $1,000,000 and no further borrowings are available under the promissory note, as amended.

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

On June 22, 2004, National entered into an agreement with Fiserv to clear its brokerage business. The conversion from First Clearing to Fiserv is expected to be completed in the first week of October 2004. As part of this transaction, Fiserv will provide National with an $800,000 conversion assistance payment, $250,000 of which was paid upon execution of the clearing agreement, $250,000 of which is payable in mid-August 2004, and $300,000 of which is payable upon completion of the conversion in October 2004. The Company believes that the overall effect of the new clearing relationship will be beneficial to the Company's cost structure, liquidity and capital resources.

As of June 30, 2004, advances to registered representatives increased $1,030,000 to $1,674,000 from $644,000 as of September 30, 2003. This increase is attributable to advances made to registered representatives who became affiliated with National during this period.

In February 2004, National and the holder of a $1.0 million secured demand note that matured on February 1, 2004, extended the term of the $1.0 million secured demand note to March 1, 2005 (See Note 9).

In January 2004, two other noteholders extended the maturity dates on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005. Effective February 1, 2004, the interest rate on each note was increased to 12% from 9% per annum (See Note 9).

In January 2004, the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. Such noteholders received three-year warrants, with certain registration rights, to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share (See Note 10).

In February 2004, the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. Such noteholders received three-year warrants, with certain registration rights, to purchase an aggregate of 170,000 shares of the Company's common stock at an exercise price of $1.50 per share (See Note 10).

In the quarter ended June 30, 2004, the Company received proceeds of $225,000 from the exercise of outstanding employee stock options and warrants.

Although the Company has operated profitably in the first nine months of fiscal year 2004, it reported a loss in the third quarter resulting from the weaker securities market. These market conditions have weakened further in the fourth quarter of fiscal year 2004. If market conditions do not improve, the Company may consider curtailing certain of its business activities, further reducing fixed overhead costs and/or seeking additional sources of financing. Additionally, the Company may need to secure additional financing in order to assure that it has adequate regulatory capital at such time that a proposed settlement is reached with the NASD regarding the investigation of mutual fund trading activities (See Note 5 herein). The Company's ability to obtain such financing may be adversely affected by recent developments relating to the listing of the Company's common stock on The American Stock Exchange (See Note 8 herein).

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

The following table shows the quoted market values of the Company's securities held for resale ("long"), securities sold, but not yet purchased ("short") and net positions as of June 30, 2004:

                               Long             Short             Net
                         ---------------- ------------------ --------------
Corporate Stocks               $ 255,000          $ 148,000      $ 107,000
Corporate Bonds                   10,000            194,000       (184,000)
Government Obligations           348,000            399,000        (51,000)
                         ---------------- ------------------ --------------
                               $ 613,000          $ 741,000     $ (128,000)
                         ================ ================== ==============


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

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting subsequent to the date of our evaluation.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The NASD has recently commenced an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers that have been contacted by the NASD with respect to this investigation. The NASD has identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believes may have constituted mutual fund timing and/or excessive trading activity. National has been engaged in ongoing discussions and negotiations with the NASD to informally resolve these matters. Such resolution could result in a settlement, whereby National, without admitting or denying any violations, would make both restitution and pay a fine to the NASD, that in the aggregate would approximate $600,000. Despite our on-going discussions and negotiations with the NASD, no assurances can be given that informal resolution will be achieved, that a formal proceeding will not be commenced, or that the possible resulting penalties and fines would not be in a materially greater amount. If required to litigate this matter, National believes it has meritorious defenses, and if necessary, intends to vigorously defend this matter, although the ultimate outcome cannot be determined at this time.

During the quarter ended June 30, 2004, there were no other significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please refer to Note 5 herein, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

            The Company filed a Report on Form 8-K on June 24, 2004 reporting that National Securities Corporation entered into a new agreement to clear its brokerage business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY



August 13, 2004                  By: /s/ Mark Goldwasser
                                     ---------------------------------
                                 Mark Goldwasser
                                 President and Chief Executive Officer




August 13, 2004                  By: /s/ Robert H. Daskal
                                     ---------------------------------
                                 Robert H. Daskal
                                 Acting Chief Financial Officer