Form 10-K
period 2004-09-30
OLYMPIC CASCADE FINANCIAL CORP
filed 2004-12-28
CIK 1023844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                         Commission File No:  001-12629
    September 30, 2004

                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact Name of Registrant as specified in its charter)


           DELAWARE                                             36-4128138
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


            875 NORTH MICHIGAN AVENUE, SUITE 1560, CHICAGO, IL 60611 (Address, including zip code, of principal executive offices)


       Registrant's telephone number, including area code: (312) 751-8833


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common - Stock $.02 par value
                                                             (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES | | NO |X|

As of December 17, 2004, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $4,150,000 (calculated by excluding shares owned beneficially by directors and officers). As of December 17, 2004 there were 4,995,878 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the Securities and Exchange Commission (the "SEC") in connection with the Company's Annual Meeting of Shareholders to be held on or about March 22, 2005 (the "Company's 2005 Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS

Statements made in this report that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see Part I, Item 1, "Risk Factors" of this report, as well as the Company's other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

Olympic Cascade Financial Corporation, a Delaware corporation organized in 1996 ("Olympic" or the "Company"), is a financial services organization operating through its wholly owned subsidiary, National Securities Corporation, a Washington corporation organized in 1947 ("National"). National conducts a national securities brokerage business through its main offices in Seattle, Washington and New York, New York, as well as 45 other branch offices located throughout the country, and one office outside the country. National's business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services.

National provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. National's brokers operate as independent contractors. A registered representative who becomes an affiliate of National establishes his own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, equipment, stock quotation machines and general office supplies. In return, the registered representative is entitled to retain a higher percentage of the commissions generated by his sales than a registered representative at a traditional employee-based brokerage firm. This arrangement allows National to operate with a reduced amount of fixed costs and lowers the risk of operational losses for non-production.

RECENT TRANSACTIONS

RECAPITALIZATION TRANSACTIONS

In fiscal year 2002, the Company completed a series of transactions under which certain new investors (collectively, the "Investors") obtained a significant ownership in the Company through a $1,572,500 investment in the Company and by purchasing a majority of shares held by Steven A. Rothstein and family, the former Chairman, Chief Executive Officer and principal shareholder of the Company (the "Investment Transaction"). The Investors included Triage Partners LLC ("Triage"), an affiliate of Steven B. Sands, the current Chairman of the Company, and One Clark LLC ("One Clark"), an affiliate of Mark Goldwasser, the current Chief Executive Officer and President of the Company. Triage purchased an aggregate of 7,863 shares of the Company's Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock") from the Company and One Clark purchased an aggregate of 7,862 shares of the Company's Series A Preferred Stock from the Company, which is convertible into shares of the Company's common stock, $.02 par value per share (the "Common Stock") at a price of $1.50 per share. The Company incurred $100,000 of legal costs related to these capital transactions. In connection with the Investment Transaction, Triage also purchased 285,000 shares of Common Stock from Mr. Rothstein and his affiliates at a price of $1.50 per share. In addition, Mr. Rothstein and his affiliates granted Triage a three-year voting proxy on the balance of their

Common Stock (274,660 shares) expiring on December 28, 2004. In March 2004 the Company's Board of Directors declared an in-kind dividend of Series A Preferred Stock, resulting in the issuance to both Triage and One Clark of an additional 954 shares. As of September 30, 2004, Triage and One Clark own 8,817 and 8,816 shares, respectively, of the Company's Series A Preferred Stock.

Concurrent with the Investment Transaction, two unrelated individual noteholders holding $2.0 million of the Company's debt converted one-half of their debt into the same class of Series A Preferred Stock that was sold in the Investment Transaction. The noteholders also had 100,000 of their 200,000 warrants to acquire shares of Common Stock repriced from an exercise price of $5.00 per share to $1.75 per share. In January 2004, the two noteholders extended the maturity dates on the remaining $1.0 million of notes from January 25, 2004 to July 31, 2005. Also, effective February 1, 2004, the interest rate on each note was increased to 12% from 9% per annum. Additionally, each of the noteholders' warrants to purchase, in the aggregate, 100,000 shares of Common Stock at a price of $5.00 per share expiring on February 1, 2004 was repriced to $1.25 per share, and the expiration date of such warrants was extended to July 31, 2005. The expiration date for the noteholders' warrants to purchase, in the aggregate, an additional 100,000 shares of Common Stock at a price of $1.75 per share was also extended from January 25, 2004 to July 31, 2005.

In February 2001, National executed a $1.0 million secured demand note collateral agreement with Peter Rettman, an employee of National and a director of the Company, to borrow securities that can be used by the Company for collateral agreements. The note bears interest at 5% per annum that is paid monthly, and initially matured on February 1, 2004. The note holder also received a warrant to purchase 75,000 shares of Common Stock at a price of $5.00 per share that initially expired on February 1, 2004. In February 2004, the term of the $1.0 million secured demand note was extended to March 1, 2005, and the warrant to purchase 75,000 shares of Common Stock at a price of $5.00 per share, that was to expire on February 1, 2004, was repriced to $1.25 per share, and the expiration date of such warrant was extended to July 31, 2005. The expiration date for the noteholder's warrant to purchase an additional 75,000 shares of Common Stock at a price of $1.75 per share was also extended from January 25, 2004 to July 31, 2005.

PRELIMINARY LETTER OF INTENT WITH FIRST MONTAUK FINANCIAL CORP.

In October 2004, the Company entered into a preliminary letter of intent to consummate a merger or other similar combination with First Montauk Financial Corp., a publicly traded company whose wholly owned subsidiary is also a registered broker-dealer with a similar business to National. The letter of intent is subject to numerous conditions, including: satisfactory completion of due diligence, finalization of the terms of the combination and structure of the transaction, negotiation, preparation and execution of definitive transaction documents, compliance with state and federal securities laws and regulations, and corporate, shareholder and regulatory approvals. No assurance can be given that the Company will enter into a definitive agreement with First Montauk Financial Corp.

SECURITIES TRANSACTIONS

In the fourth quarter of fiscal year 2002, the Company raised an aggregate of $210,000 pursuant to the sale of Series A Preferred Stock (on the same terms and conditions as the equity sold to the Investors) to the individual retirement account of Mr. Rothstein.

In the first  quarter of fiscal  year 2003,  the Company  consummated  a private placement of its securities (the "Private Offering") to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the 1933 Securities Act, as amended (the "Securities Act"). Each unit in the Private Offering sold for $0.65 and consisted of one share of Common Stock and one three-year warrant to purchase one share of Common Stock at a per share price of $1.25. Net proceeds of $554,500 closed in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 warrants. National acted as the placement agent on a best efforts basis for the private offering. In consideration of the services rendered by

National, at each closing, National was (i) paid a cash fee equal to ten percent (10%) of the gross proceeds received by us at each closing, and (ii) issued warrants to purchase 10% of the number of shares of Common Stock included in the units exercisable at $0.65 per share and warrants to purchase 10% of the number of shares of Common Stock issuable upon exercise of warrants included in the units at an exercise price of $1.25 per share. The offering period for the private offering expired on February 17, 2003.

In January 2003, the Company issued 76,923 shares of Common Stock and a three-year warrant to purchase 76,923 shares of Common Stock at $1.25 per share to D'Ancona & Pflaum LLC, as payment of approximately $51,000 of legal fees that were accrued as of September 30, 2002. The warrants issued in connection with the Private Offering and the warrants issued to D'Ancona & Pflaum have been included along with the proceeds of the shares of Common Stock issued as additional paid-in capital.

In January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. In December 2004, the Company rescinded a note in the principal amount of $25,000 and a warrant to purchase 6,250 shares of Common Stock.

In February 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 170,000 shares of Common Stock at an exercise price of $1.50 per share, with an allocated fair value of approximately $143,000. National acted as the placement agent for the private offering. The offering period for the private offering expired on May 30, 2004.

The Company is accreting the total allocated fair value of the warrants of $183,000 over the three-year term of these promissory notes. Such accretion has been included in "Interest" in the accompanying consolidated financial statements. The holders of the warrants received certain registration rights relating to the Common Stock issuable upon exercise of the warrants.

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

In the fourth quarter of fiscal year 2004, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act. Each unit in the offering sold for $1.60 and consisted of two shares of Common Stock and one three-year warrant to purchase one share of Common Stock at a per share price of $1.50. Net proceeds of approximately $930,000 closed in the fourth quarter of fiscal year 2004, and the Company correspondingly issued 1,250,000 shares of Common Stock and 625,000 warrants.

CLEARING RELATIONSHIPS

In August  2001,  the Company  entered  into an  agreement  with First  Clearing
Corporation ("First Clearing"), a wholly owned subsidiary of Wachovia Corporation, under which First Clearing provided clearing and related services for National (the "Clearing Agreement"). The Clearing Agreement expanded the products and services capabilities for National's retail and institutional business, and enabled National to consolidate its existing clearing operations and reduced the fixed overhead associated with its self-clearing activities.

The conversion from a self-clearing firm to First Clearing began in December 2001 and was completed in March 2002. In connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and were used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001, which funds were also contributed by the Company to National. Principal and interest under the promissory note were forgivable based on achieving certain business performance and trading volumes of the Company over the life of the loan.

In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the debit balance write-offs equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. Additionally, National received its clearing deposit, net of miscellaneous expenses, of $975,000 from US Clearing, and concurrently terminated its clearing agreement with US Clearing.

In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan was due to be repaid in January 2004.

In December 2003, the Company engaged in various discussions with the National Association of Securities Dealers, Inc. (the "NASD") relating to the Security Agreement between National and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note; and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of the $375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gains on extinguishments of debt in the first quarter of fiscal year 2004.

In February 2004, the Company paid First Clearing $250,000 to fully repay its promissory note that had a balance of approximately $1,006,000 at such time. As a result of the repayment of this note, the Company realized gains on extinguishments of debt of approximately $756,000 in the second quarter of fiscal year 2004. Additionally, National and First Clearing mutually agreed to terminate their clearing relationship.

On June 22, 2004, National entered into an agreement with Fiserv Securities, Inc. ("Fiserv") to clear its brokerage business. The conversion from First Clearing to Fiserv was completed in the first week of October 2004. As part of this transaction, Fiserv provided National with an $800,000 conversion assistance payment, $250,000 of which was paid upon execution of the clearing agreement, $250,000 of which was paid in mid-August 2004, and $300,000 of which was paid in October 2004. The Company believes that the overall effect of the new clearing relationship will be beneficial to the Company's cost structure, liquidity and capital resources.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company realized approximately 88% of its total revenues in fiscal year 2004 from brokerage services, principal and agency transactions, and investment banking. During fiscal year 2004, brokerage services, that consist of retail brokerage commissions, represent 74% of total revenues, principal and agency transactions, that consist of net dealer inventory gains, represent 12% of total revenues, and investment banking, that consist of corporate finance commissions and fees, represent 2% of total revenues. For a more detailed analysis of our results by segment, see Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operation."

BROKERAGE SERVICES

Brokerage services to retail clients are provided through the Company's sales force of investment executives at National.

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

The brokerage services provided by the investment executives at National include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2004, stocks represent approximately 81% of the Company's business, bonds represent approximately 11% of the Company's business, and mutual funds and annuities make up the remaining 8% of the Company's business. The percentage of each type of business varies over time as the investment preferences of the Company's customers change based on market conditions.

Typically, National does not recommend particular securities to customers. Recommendations to customers are determined by individual investment executives based upon their own research and analysis, subject to applicable NASD customer suitability standards. Most investment executives perform fundamental (as opposed to technical) analysis. Solicitations may be by telephone, seminars or newsletters. Investment executives may request trading to acquire an inventory position to facilitate sales to customers (subject to the investment executive's own risk). Supervisory personnel review trading activity from inventory positions to ensure compliance with applicable standards of conduct.

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

As a result of the slowdown in the financial markets and the Company's change from a self-clearing brokerage firm to an introducing brokerage firm, the Company has scaled back its employee staff. As of September 30, 2004, the Company had 83 employees and 307 independent contractors. Of these totals, 324 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company's obligations for federal and state withholding, unemployment and social security taxes. The Company's independent contractor arrangements conform with accepted industry practice, and therefore, the Company does not believe there is a material risk of an adverse determination from the tax authorities that would have a significant effect on the Company's ability to recruit and retain investment executives, or on the Company's current operations and financial results of operations. No employees are covered by collective bargaining agreements, and the Company believes its relations are good with both its employees and independent contractors.

The Company's business plan includes the growth of its retail and institutional brokerage business. The financial markets experienced a slowdown in fiscal years 2000 and 2001 that continued through the first half of fiscal year 2003. The markets improved in the second half of fiscal year 2003 and the first half of fiscal year 2004, but weakened again in the second half of fiscal year 2004. In response to theses slowdowns, the Company scaled back certain business activities, including: proprietary trading, market-making trading, and online investing services. The Company believes that consolidation within the industry is inevitable. Concerns attributable to the weakened market and increased competition help explain the increasing number of acquisition opportunities continuously introduced to the Company. The Company is focused on maximizing the profitability of its existing operations, while it continues to seek selective strategic acquisitions.

In August 2001, the Company entered into an agreement with First Clearing, under which First Clearing provided clearing and related services for National. In December 2001, the Company commenced clearing with First Clearing. The Clearing Agreement significantly expanded the products and services capabilities for National's retail and institutional business by providing National's registered representatives with access to information from First Clearing, including various daily market analysis reports, equity research reports, software to analyze customer portfolios, as well as asset management products and various other equity, debt and mutual fund offerings. Additionally, the Clearing Agreement enabled National to consolidate its existing clearing operations and reduced fixed overhead associated with its self-clearing activities.

On June 22, 2004,  National  entered into an agreement  with Fiserv to clear its
brokerage   business.   The  conversion   from  First  Clearing  to  Fiserv  was
substantially completed in the first week of October 2004.

Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions. Compliance and operations personnel monitor compliance with applicable laws, rules and regulations.

WESTAMERICA INVESTMENT GROUP

In December 2001, the Company's former subsidiary, WestAmerica Investment Group, ("WestAmerica"), voluntarily withdrew its membership with the NASD and ceased conducting business as a broker-dealer, and filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. Until December 2001, WestAmerica was registered as a broker-dealer with the SEC and licensed in 44 states, Puerto Rico and the District of Columbia. WestAmerica was also a member of the NASD, the MSRB and the SIPC. WestAmerica offered traditional securities brokerage and financial planning business and fee-based investment management business to its retail clients. WestAmerica had been operating as a separate legal entity, and the Company believes it will not have any ongoing liability for any unpaid obligations of WestAmerica.

CANTERBURY SECURITIES CORPORATION

The Company's former subsidiary, Canterbury Securities Corporation ("Canterbury") was registered as a broker-dealer with the SEC and was licensed in Illinois. Canterbury was acquired in June 2000 for cash of $30,000 and the issuance of five-year warrants to acquire 5,000 shares of Common Stock at a price of $6.375 per share. Canterbury was a member of the NASD, the MSRB and the SIPC. Canterbury formerly engaged in private placement transactions. Canterbury had no retail customer accounts and operated pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(i). Since its acquisition, Canterbury had no activity. In May 2002, pursuant to an agreement made simultaneous with the

Investment Transaction, the Company sold Canterbury for its book value to Steven
A. Rothstein, the former Chairman, Chief Executive Officer and principal shareholder of the Company.

PRINCIPAL AND AGENCY TRANSACTIONS

The Company buys and maintains inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to customers through National. The Company may also maintain inventories in corporate, government and municipal debt securities for sale to customers.

In October 2000, the Company opened a branch office of National in New York City. This office specializes in broker-to-broker fixed income transactions and equity market making activities. At National, a staff of four traders and five assistants in its New York and Seattle offices manage an inventory of securities and conduct market-making activities. In February 2001, National expanded its New York market-making trade activities. By July 2001, National made markets in approximately 2,000 securities comprised mainly of equities traded on the NASDAQ and OTC Bulletin Board. As a result of the losses attributable to a slow-down in the broader market, National subsequently has substantially reduced its market-making trading activities. As of September 30, 2004, National did not make markets in any securities, in preparation for the commencement of its clearing relationship with Fiserv. National anticipates that it will engage in some market-making trading activity in the future, which would include companies for which National managed or co-managed a public offering.

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

GOVERNMENT REGULATION AND SUPERVISION

The  securities  industry  and  National's  business  is  subject  to  extensive regulation  by the SEC,  state  securities  regulators  and  other  governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. National is a registered broker-dealer with the SEC and a member of the NASD. It is licensed to conduct activities as a broker-dealer in all 50 states.

In addition, as a registered broker-dealer and member of the NASD, National is subject to the SEC's net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.

The Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the NASD Conduct Rules require the Company's subsidiary to supervise the activities of its investment executives. As part of providing such supervision, National maintains Written Supervisory Procedures and a Compliance Manual. Compliance personnel and outside auditors conduct inspections of branch offices periodically to review compliance with the Company's procedures. A registered principal provides onsite supervision at each of the Company's larger offices. The other offices (averaging two investment executives per office) are not required by NASD rules to have a registered principal on site and are therefore supervised by registered principals of National. Designated principals review customer trades to ensure compliance with the NASD Conduct Rules including mark-up guidelines.

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

In January 2004, National entered into a consent order with the State of Missouri for alleged failure to supervise one representative by allowing him to maintain incomplete or blank securities related business forms signed by clients or potential clients in violation of record keeping requirements under 409.4-411(c)(1) of the 2003 Act. The firm agreed to provide its Missouri registered agents with notice to cease this activity immediately and destroy all such forms; the firm was fined $13,000.

The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers that was contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National engaged in discussions and negotiations with the NASD to informally resolve these matters. In August 2004, such resolution resulted in a settlement, whereby National, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD, that in the aggregate approximate $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations.

VENTURE CAPITAL

In March 2001, the Company had its initial closing of Robotic Ventures Fund I, L.P. (the "Fund"), a venture capital fund dedicated to investing in companies engaged in the business of robotics and artificial intelligence. The Fund raised a total of $5.2 million, $265,000 of which was capital directly invested by the Company into the Fund, representing a 5.1% limited partnership interest in the Fund. The Company serves as the managing member of Robotic Ventures Group LLC, the general partner of the Fund (the "Fund General Partner"). As the managing member of the Fund General Partner, the Company is entitled to a 2% management fee paid by the Fund. Additionally, the Company invested $1,000, and owns 24.5% of the limited liability company membership interests in the Fund General Partner, which is entitled to 20% of the profits generated by the Fund after investors in the Fund receive the return of their invested capital, representing a 4.9% indirect interest in the profits of the Fund. The Company keeps the books and records of the Fund and oversees the Fund's investments. From time to time, employees of National will work with and advise the Fund's investee companies on its business plan, capital structure and future goals. The Company has not been compensated or engaged to provide any management or advisory services to the investee companies. In February 2002, due to a dramatic slowdown in the technology venture markets, the Fund returned a majority of the uninvested capital to the investors, representing approximately 50% of the funds raised, and no further management fees are to be paid.

The carrying amount of the Company's investment in the Fund was $107,000 and $107,000 at September 30, 2004 and September 30, 2003, respectively. The Company's investment in the Fund is accounted for in accordance with the equity method of accounting. The Company recognized a loss on this investment of $0 and $29,000 during fiscal years 2004 and 2003, respectively. During the formation of the Fund, the Company incurred various start-up expenses that were subsequently reimbursed by the Fund.

RISK FACTORS

The financial statements contained in this report and the related discussion describe and analyze the Company's financial performance and condition for the periods indicated. For the most part, this information is historical. The Company's prior results, however, are not necessarily indicative of the Company's future performance or financial condition. The Company, therefore, has included the following discussion of certain factors that could affect the Company's future performance or financial condition. These factors could cause the Company's future performance or financial condition to differ materially from its prior performance or financial condition or from management's expectations or estimates of the Company's future performance or financial condition. These factors, among others, should be considered in assessing the Company's future prospects and prior to making an investment decision with respect to the Company's stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations.

OPERATING RESULTS HAVE RESULTED IN REPORTING LOSSES.

Although the Company was profitable in fiscal year 2004, it realized losses in both the third and fourth quarters of fiscal year 2004, and it has reported losses of approximately $843,000, $3.4 million and $7.9 million in fiscal years 2003, 2002 and 2001, respectively. There is no assurance that the Company will be profitable in the future. The Company's losses were primarily attributable to the market slowdowns and reduced trading activity and volatility. The Company anticipates that with improved market conditions and increased revenues it may again be profitable for the fiscal year; however, there can be no assurance that current levels of revenue realized in fiscal year 2004 will continue and that recent profitability will continue to be realized. If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations.

THE COMPANY MAY REQUIRE ADDITIONAL FINANCING.

In order for the Company to have the opportunity for future success and profitability, it periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.). The Company has actively pursued a variety of funding sources, and has consummated certain transactions, including the Investment Transaction and private offerings in order to address the capital requirements of the Company. The Company may need to seek to raise additional capital through other available sources, including borrowing additional funds from third parties and there can be no assurance that it will be successful in such pursuits. Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it would have an adverse impact on our liquidity and operations.

IF THE COMPANY IS UNABLE TO PAY ITS OUTSTANDING DEBT OBLIGATIONS WHEN DUE, THE COMPANY'S OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED.

At September 30, 2004, we had an aggregate indebtedness of $2,855,000, of which $2,000,000 matures in during fiscal year 2005. The Company cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due. The Company's failure to repay its indebtedness and make interest payments as required by our debt obligations, could have a material adverse affect on the Company's operations.

THE COMPANY'S LETTER OF INTENT WITH FIRST MONTAUK FINANCIAL CORP. IS PRELIMINARY AND THERE IS NO ASSURANCE THAT A TRANSACTION WILL BE CONSUMMATED.

On October 12, 2004, the Company announced that it had entered into a letter of intent with First Montauk Financial Corp. for a merger or other combination of the companies. First Montauk Financial Corp. is the parent company of First Montauk Securities Corp., a registered securities broker/dealer headquartered in Red Bank, New Jersey. The letter of intent is subject to numerous conditions, including: satisfactory completion of due diligence, finalization of the terms of the combination and structure of the transaction; negotiation, preparation and execution of definitive transaction documents, compliance with state and federal securities laws and regulations, and corporate, shareholder and regulatory approvals. As a result of the foregoing uncertainties, no assurances can be given that the transaction will be consummated.

EVEN IF A TRANSACTION WITH FIRST MONTAUK FINANCIAL CORP. IS CONSUMMATED, THE COMPANY MAY NOT REALIZE THE FINANCIAL AND STRATEGIC GOALS THAT ARE CONTEMPLATED BY SUCH TRANSACTION.

Even if a merger or other combination agreement between the Company and First Montauk Financial Corp. is consummated, the financial and strategic goals that are contemplated by such transaction may not be realized. In addition, such transaction could be dilutive to earnings, and we could overpay for such transaction. Additionally, we may not be successful in our efforts to integrate the companies. Integration of the companies will divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process. Further, we may become responsible for liabilities associated with First Montauk Financial Corp.'s business to the extent they are not covered by indemnification or by insurance.

BECAUSE THE COMMON STOCK MAY BE SUBJECT TO "PENNY STOCK" RULES, THE MARKET FOR THE COMMON STOCK MAY BE LIMITED.

If the Common Stock becomes subject to the Securities and Exchange Commission's (the "SEC") penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in the Company's securities may be adversely affected. If at any time the Common Stock has a market price per share of less than $5.00, and the Company does not have net tangible assets of at least $2,000,000 or average revenue of at least $6,000,000 for the preceding three years, transactions in the Common Stock may be subject to the "penny stock" rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

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

If the Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in the Company's securities may be adversely affected. As a result, the market price of the Company's securities may be depressed, and stockholders may find it more difficult to sell the Company's securities.

NATIONAL IS SUBJECT TO VARIOUS RISK ASSOCIATED WITH THE SECURITIES INDUSTRY.

As a securities broker-dealer, National is subject to uncertainties that are common in the securities industry. These uncertainties include:

      o the volatility of domestic and international financial, bond and stock markets;

      o     extensive governmental regulation;

      o     litigation;

      o     intense competition;

      o     substantial   fluctuations   in  the  volume  and  price   level  of
            securities; and

      o     dependence on the solvency of various third parties.

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. In the event of a market downturn, our business could be adversely affected in many ways. Our revenues are likely to decline in such circumstances and, if we are unable to reduce expenses at the same pace, our profit margins would erode.

FAILURE TO COMPLY WITH NET CAPITAL REQUIREMENTS COULD SUBJECT US TO SANCTIONS IMPOSED BY THE SEC OR THE NASD.

National is subject to the SEC's net capital rule which requires the maintenance of minimum net capital. We compute net capital under the alternate method permitted by the net capital rule. National is required to maintain net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. The NASD may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, the NASD may immediately restrict or suspend certain or all of the activities of a broker-dealer. National may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.

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

Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of common stocks held for trading purposes. During periods of declining volume and revenue, the Company's profitability would be adversely affected. Declines in market values of common stocks and the failure of issuers and third parties to perform their obligations can result in illiquid markets.

COMPETITION WITH OTHER FINANCIAL FIRMS MAY HAVE A NEGATIVE EFFECT ON THE COMPANY'S BUSINESS.

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

THE COMMON STOCK HAS BEEN DELISTED FROM THE AMERICAN STOCK EXCHANGE AND ACCORDINGLY ITS LIQUIDITY AND PRICE MAY BE ADVERSELY AFFECTED.

The Common Stock was previously listed on The American Stock Exchange (the "AMEX"). In February 2003, the Company received notification from the AMEX indicating that it was not in compliance with the listing standard relating to shareholders' equity of less than $2.0 million and losses from continuing operations and/or net losses in two out of our three most recent fiscal years. The Company submitted a plan to the AMEX indicating compliance within a maximum of 18 months. In May 2003, the AMEX notified the Company that it had accepted its plan of compliance and granted the Company an extension of time to August 5, 2004 to satisfy the financial standards requirement. The Company, however, was unable to comply with the listing standard. Consequently, on November 1, 2004 the Common Stock was removed from the AMEX and commenced trading on the Over-the-Counter Bulletin Board. Such alternative is generally considered to be a less efficient market, and the Company's stock price, as well as the liquidity of the Common Stock, may be adversely impacted as a result.

THE COMPANY IS CURRENTLY SUBJECT TO EXTENSIVE SECURITIES REGULATION AND THE FAILURE TO COMPLY WITH THESE REGULATIONS COULD SUBJECT THE COMPANY TO PENALTIES OR SANCTIONS.

The securities industry and the Company's business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The Company is also regulated by industry self-regulatory organizations, including the NASD and the MSRB. National is a registered broker-dealer with the SEC and member firms of the NASD.

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

THE COMPANY RELIES ON CLEARING BROKERS AND UNILATERAL TERMINATION OF THE AGREEMENTS WITH THESE CLEARING BROKERS COULD DISRUPT THE COMPANY'S BUSINESS.

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

In December 2003, National and its clearing firm, First Clearing, mutually agreed to terminate their clearing relationship by June 30, 2004. On June 22, 2004, National entered into an agreement with Fiserv to act as clearing agent for its brokerage business. The conversion from First Clearing to Fiserv was substantially completed in the first week of October 2004.

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

CREDIT RISK EXPOSES THE COMPANY TO LOSSES CAUSED BY FINANCIAL OR OTHER PROBLEMS EXPERIENCED BY THIRD PARTIES.

The Company is exposed to the risk that third parties that owe it money, securities or other assets will not perform their obligations. These parties include trading counterparts, customers, clearing agents, exchanges, clearing houses, and other financial intermediaries as well as issuers whose securities the Company holds. These parties may default on their obligations owed to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from holding securities of third parties, executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries, and extending credit to clients through bridge or margin loans or other arrangements. Significant failures by third parties to perform their obligations owed to the Company could adversely affect the Company's revenues and perhaps the Company's ability to borrow in the credit markets.

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

THE COMPANY DEPENDS ON SENIOR EMPLOYEES AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS.

The Company depends on the continued services of its management team, particularly Mark Goldwasser, the Company's President and Chief Executive Officer, as well as its ability to hire additional members of management, and to retain and motivate its other officers and key employees. In July 2003 the compensation committee of the Company and Mr. Goldwasser agreed to enter into an employment agreement for an annual base salary of $300,000. Mr. Goldwasser has been salaried at that rate since July 2003. The Company's future success also depends on its continuing ability to attract and retain highly qualified personnel.

THE COMPANY FACES SIGNIFICANT COMPETITION FOR REGISTERED REPRESENTATIVES.

From time to time registered representatives affiliated with National employs may choose to leave our company to pursue other opportunities. The level of competition for registered representatives remains intense. The loss of a significant number of registered representatives could materially and adversely affect the Company's operating results.

THE PRICE OF THE COMMON STOCK IS VOLATILE.

The price of the Common Stock has fluctuated  substantially.  (See Part II, Item
5). The market price of the Common Stock may be highly volatile as a result of factors specific to the Company and the securities markets in general. Factors affecting volatility may include: variations in the Company's annual or quarterly financial results or those of its competitors; conditions in the economy in general; and changes in applicable laws or regulations, or their judicial or administrative interpretations affecting the Company or its subsidiary or the securities industry. In addition, volatility of the market price of the Common Stock is further affected by its thinly traded nature.

WE HAVE RESTRICTED SHARES OUTSTANDING THAT MAY DEPRESS THE PRICE OF THE COMMON STOCK.

As of September 30, 2004, of the 4,984,332 outstanding shares of Common Stock, 1,350,000 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the Securities Act. Rule 144 provides that a person holding restricted securities for one year may sell shares in brokerage transactions, subject to limitations based on the number of shares outstanding and trading volume. A person who is not affiliated with us and who has held restricted securities for two years is not subject to these limitations as long as the other conditions of Rule 144 are met. Such sales may have a depressive effect on the price of the Common Stock in the open market.

THE COMPANY'S PRINCIPAL SHAREHOLDERS INCLUDING OUR DIRECTORS AND OFFICERS CONTROL A LARGE PERCENTAGE OF OUR SHARES OF COMMON STOCK AND CAN SIGNIFICANTLY INFLUENCE OUR CORPORATE ACTIONS.

At the present time, the Company's executive officers, directors and entities that these individuals are affiliated with own approximately 21% of Common Stock, including shares of Common Stock issuable upon conversion of the Series A Preferred Stock, and excluding stock options and warrants. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions.

ITEM 2. PROPERTIES

The Company owns no real property. Its corporate headquarters are shared with National in leased space in Chicago, Illinois and New York, New York. The Company leases office space in Boca Raton, Florida, and through its subsidiary, the Company leases office space in Chicago, New York, Seattle, Washington and Los Angeles, California. Independent contractors individually lease the branch offices that are operated by those independent contractors.

Leases expire at various times through June 2012. The Company believes the rent at each of its locations is at current market rates. At current production levels, the Company believes that certain of its leased space in Chicago and New York is excessive, and has sublet this space to third parties.

ITEM 3. LEGAL PROCEEDINGS

Fastpoint Communications, Inc. - In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego, Case No GIC 791372. In August 2002, plaintiffs filed an amended complaint alleging violations of state statutory and common law as well as of Section 12 of the Securities Act of 1933, 15 U.S.C. ss. 77l. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. The complaint asserts claims in connection with National's role as placement agent in a series of private placements of securities in Fastpoint. Plaintiffs allege that the private placement memoranda contained false and misleading statements or omitted facts necessary to make statements not misleading. National filed its answer in April 2003. In January 2004, the court entered an order denying class certification. As a result of this order denying class certification, the only remaining claims against National are the individual claims asserted by the two class representatives totaling $60,000. Plaintiffs have filed an appeal of this order and it is in the process of being briefed. The action in the lower court, including a pending motion for summary judgment, has been stayed. The Company believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time. Accordingly, the Company is unable to predict the outcome of this matter, and no adjustments have been made in the consolidated financial statements in response to this matter.

Craig M. Gould - In April 2002, a former executive officer of the Company, Craig
M. Gould, commenced an action against the Company, in the matter titled Gould vs. Olympic Cascade Financial Corporation, et al., NASD No. 02-03542. Mr. Gould claimed a breach of his employment contract, and sought approximately $850,000 in damages. The arbitration commenced in July 2003, and was completed in December 2003. In January 2004, the arbitration panel awarded damages against the Company of approximately $400,000 that was accrued in the quarter ended December 31, 2003. The Company paid this award during the quarter ended March 31, 2004.

NASD - The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers that was contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement, whereby National, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD, that in the aggregate approximate $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The Company has included the $650,000 in "Professional fees" for the year ended September 30, 2004. The unpaid balance of approximately $562,000 at September 30, 2004 has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages aggregating approximately $1.1 million (exclusive of specified punitive damages of approximately $300,000, unspecified punitive damages related to certain claims and expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2004 and 2003, is $731,000 and $366,000, respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and NASD related expenses of $1,674,000, $945,000 and $499,000 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 30, 2004.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED
        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On November 1, 2004, the Common Stock commenced trading under the symbol "OLYD" on the Over-the-Counter Bulletin Board. Previously, the Common Stock traded on the AMEX under the symbol "OLY".

The high and low sales prices for the Common Stock for the period October 1, 2002 to September 30, 2004, as listed on the AMEX, were as follows:

PERIOD                                        HIGH               LOW
------                                        ----               ---

October 1, 2002/December 31, 2002             $0.60             $0.25
January 1, 2003/March 31, 2003                $0.45             $0.25
April 1, 2003/June 30, 2003                   $1.00             $0.20
July 1, 2003/September 30, 2003               $1.73             $0.85

October 1, 2003/December 31, 2003             $1.69             $1.17
January 1, 2004/March 31, 2004                $3.13             $1.30
April 1, 2004/June 30, 2004                   $2.50             $1.35
July 1, 2004/September 30, 2004               $1.85             $0.60

The closing price of the Common Stock on December 17, 2004, as quoted on the Over-the-Counter Bulletin Board, was $.89 per share.

SHAREHOLDERS

As of September 30, 2004, the Company had approximately 1,000 shareholders, including those shareholders holding stock in street name and trust accounts.

DIVIDENDS

Delaware law authorizes the Company's Board of Directors to declare and pay dividends with respect to the Common Stock either out of its surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless the Company's capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. The Company's ability to pay dividends in the future also may be restricted by its operating subsidiary's obligation to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. Prior to the issuance of the Series A Preferred Stock in the Investment Transaction, no shareholder held preferential rights in liquidation. The Company has never declared a cash dividend and does not presently foresee declaring one in the coming fiscal year.

The holders of the Series A Convertible preferred stock are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. In March 2004, the Company's Board of Directors declared an in-kind dividend in the aggregate of 3,352 shares of Series A Preferred Stock, in payment of approximately $503,000 of dividends accrued through January 31, 2004. Such shares were issued on March 31, 2004. At September 30, 2004, the amount of accumulated dividends on the Company's 31,177 issued and outstanding shares of Series A Preferred Stock was $182,000.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

The securities described below were sold by us during fiscal year 2003 without being registered under the Securities Act. All such sales made in reliance on
Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment. In January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. The warrants are exercisable at any time within three years from their issuance. In December 2004, the Company rescinded a note in the principal amount of $25,000 and a warrant to purchase 6,250 shares of Common Stock.

In February 2004, the Company consummated a private offering of its securities to a limited number of accredited investors wherein the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 170,000 shares of the Common Stock at an exercise price of $1.50 per share, with an allocated fair value of approximately $143,000. The warrants are exercisable at any time within three years from their issuance. National acted as the placement agent for the private offering. The offering period for the private offering expired on May 30, 2004.In the fourth quarter of fiscal year 2004, the Company consummated a private placement of its securities to a limited number of accredited investors. Each unit in the offering sold for $1.60 and consisted of two shares of the Common Stock and one three-year warrant to purchase one share of Common Stock at a per share price of $1.50. The warrants are exercisable at any time within three years from their issuance. Net proceeds of $930,500 closed in the fourth quarter of fiscal year 2004, and the Company correspondingly issued 1,250,000 shares of Common Stock and 625,000 warrants.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 2004, 2003, 2002, 2001 and 2000. This information has been derived from, and should be read in conjunction with, the audited financial statements, which appear elsewhere in this report. The financial data for the fiscal years ended 2002, 2001 and 2000 have been restated to reflect the discontinued operations of the Company's former subsidiary, WestAmerica. The information for the fiscal year 2002 has been revised to reflect the cumulative dividends on the Series A Preferred Stock. All information is expressed in thousands of dollars except for per share information.


                                                                                      Fiscal Year
                                                          --------------------------------------------------------------------------
                                                             2004             2003            2002            2001            2000
                                                          --------------------------------------------------------------------------
Net revenues                                              $ 63,591         $ 50,158        $ 42,002        $ 50,224        $ 56,213
Net income (loss) from continuing
  operations before extraordinary items                        566             (843)         (3,745)         (7,338)          1,356
Preferred stock dividends                                     (266)            (250)           (168)              -               -
Net income (loss) per common share
  from continuing operations                                  0.05            (0.34)          (1.73)          (3.33)           0.64
Total assets                                                 9,722            8,735           7,948          77,599          92,696
Long-term obligations                                          866            1,536           3,969           3,000             608
Stockholders' equity (deficit)                               1,929             (329)            (91)            622           8,039
Cash dividends                                                   -                -               -               -               -

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC recently issued proposed guidance for disclosure of critical accounting policies and estimates. The Company's most critical accounting policies relate to income recognition, income taxes, and stock-based compensation. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. In fiscal years 2004 and 2003, the Company estimated its ability to collect the receivables due from its registered representatives. These receivables are derived from debts owed to the Company and from money advanced to the registered representatives that may be forgiven over time based on the representatives' affiliation with, and production at, National. The Company also estimated the amount of reserves necessary to cover existing contingencies.

RESULTS OF OPERATIONS

FISCAL YEAR 2004 COMPARED WITH FISCAL YEAR 2003

The Company's fiscal year 2004 resulted in an increase in revenues and a comparatively lesser increase in expenses compared with fiscal year 2003. The increase in revenues is primarily due to the improved securities markets experienced during the first six months of fiscal year 2004, which weakened during the second six months of the fiscal year, and the gains on extinguishments of debt. As a result of this overall improvement, the Company reported net income before income taxes of $566,000 compared with a net loss before income taxes of $843,000 for the fiscal years 2004 and 2003, respectively. This represents an improvement of $1,409,000 from the prior year.

                                                         Fiscal Year                      Increase (Decrease)
                                             -------------------------------------  -------------------------------
                                                   2004                2003              Amount          Percent
                                             -----------------   -----------------  -----------------  ------------
Commissions                                       $46,881,000         $34,218,000        $12,663,000       37%
                                             -----------------   -----------------  -----------------
Proprietary trading                                 6,642,000          10,249,000         (3,607,000)     (35%)
Market making                                         645,000           1,115,000           (470,000)     (42%)
Mark-ups and mark-downs                               117,000             200,000            (83,000)     (42%)
                                             -----------------   -----------------  -----------------
Net dealer inventory gains                          7,404,000          11,564,000         (4,160,000)     (36%)
Investment banking                                  1,548,000             425,000          1,123,000      264%
Interest and dividends                              3,420,000           1,416,000          2,004,000      142%
Transfer fees and clearance services                2,806,000           1,850,000            956,000       52%
Gains on extinguishments of debt                    1,131,000                   -          1,131,000       n/a
Other                                                 401,000             685,000           (284,000)     (41%)
                                             -----------------   -----------------  -----------------
                                                  $63,591,000         $50,158,000        $13,433,000       27%
                                             =================   =================  =================

Total revenues increased $13,443,000, or 27%, in fiscal year 2004 to $63,591,000 from $50,158,000 in fiscal year 2003. This increase is mainly due to the improved securities markets in the first six months of fiscal year 2004 compared to fiscal year 2003, that increased commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue, and the gains on extinguishments of debt. During fiscal year 2004, trading volume increased by approximately 7%, compared to fiscal year 2003. Commission revenue increased $12,663,000, or 37%, to $46,881,000 from $34,218,000 during fiscal year 2004 compared with fiscal year 2003. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $4,160,000, or 36%, to $7,404,000 from $11,564,000 during fiscal year 2004 compared with fiscal year 2003. While all categories of net dealer inventory gains decreased in fiscal year 2004, the decrease is primarily due to a reduction in proprietary trading in the bond market, reflecting an overall decline in this market compared to the strength realized in the equity markets during the first six months of the current fiscal year, and the reduction in the Company's market-making trading activities. During fiscal year 2004, revenues from proprietary trading decreased $3,607,000, or 35% to $6,642,000 from $10,249,000 in fiscal year 2003; revenues from market making activities decreased $470,000, or 42%, to $645,000 from $1,115,000 in fiscal year 2003; and revenues from customer mark-ups and mark-downs decreased $83,000, or 42%, to $117,000 from $200,000 in fiscal year 2003.

Investment banking revenue increased $1,123,000, or 264%, to $1,548,000 from $425,000 in fiscal year 2004 compared with fiscal year 2003. The increase in investment banking revenues is primarily attributed to the Company's completion of private placements and an initial public offering in fiscal year 2004. Interest and dividend income increased $2,004,000 or 142%, to $3,420,000 from $1,416,000 in fiscal year 2004 compared with fiscal year 2003. The increase in interest income is attributable to an increase in the amount of customer debits in National's customers' accounts and an increase in the interest rate charged to such debits from the prior year. Transfer fees increased $956,000, or 52%, to $2,806,000 in fiscal year 2004 from $1,850,000 in fiscal year 2003. The increase is due to an increase in transaction volume associated with the Company's retail brokerage business, and increased fees charged on certain accounts.

The Company realized gains on extinguishments of debt of $1,131,000 from its prior clearing firm, First Clearing, in fiscal year 2004. Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, decreased $284,000, or 41%, to $401,000 from $685,000 during fiscal year 2004 compared to fiscal year 2003. The decrease is due to reduced fees attributable to a reduction in the volume of institutional business in fiscal year 2004 compared to the same period last year.

                                               Fiscal Year                          Increase (Decrease)
                                             -------------------------------------  -------------------------------
                                                   2004                2003              Amount          Percent
                                             -----------------   -----------------  -----------------  ------------
Commission expense related to:
       Commission revenue                        $ 38,980,000        $ 26,931,000        $12,049,000       45%
       Net dealer inventory gains                   3,714,000           7,312,000         (3,598,000)     (49%)
       Investment banking                           1,238,000             340,000            898,000      264%
                                             -----------------   -----------------  -----------------
Commissions                                        43,932,000          34,583,000          9,349,000       27%
Employee compensation                               5,449,000           4,021,000          1,428,000       36%
Clearing fees                                       2,391,000           2,714,000           (323,000)     (12%)
Communications                                      2,589,000           2,693,000           (104,000)     (4%)
Occupancy and equipment costs                       2,983,000           2,891,000             92,000       3%
Professional fees                                   2,559,000           1,526,000          1,033,000       68%
Litigation settlement                                 400,000                   -            400,000       n/a
Interest                                              397,000             193,000            204,000      106%
Taxes, licenses and registration                      560,000             407,000            153,000       38%
Other administrative expenses                       1,765,000           1,973,000           (208,000)     (11%)
                                             -----------------   -----------------  -----------------
                                                 $ 63,025,000        $ 51,001,000        $12,024,000       24%
                                             =================   =================  =================

In comparison with the 27% increase in total revenues, total expenses increased $12,024,000 or 24%, to $63,025,000 in fiscal year 2004 compared to $51,001,000 in fiscal year 2003. The increase in total expenses is a result of greater commission expenses directly associated with commission revenues. The increase in total expenses was minimized by management's efforts to streamline its operations and reduce fixed expenses associated with its salaried employees, communication and occupancy expenses.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $9,349,000, or 27%, to $43,932,000 in fiscal year 2004 from $34,583,000 in fiscal year 2003. Commission expense related to commission revenue increased $12,049,000, or 45%, to $38,980,000 in fiscal year 2004 from $26,931,000 in fiscal year 2003; commission expense related to net dealer inventory gains decreased $3,598,000, or 49%, to $3,714,000 in fiscal year 2004 from $7,312,000 in fiscal year 2003; and commission expense related to investment banking increased $898,000, or 264%, to $1,238,000 in fiscal year 2004 from $340,000 in fiscal year 2003. All categories of commission expense as a percentage of the related revenues were relatively consistent between fiscal year 2004 and fiscal year 2003. The increase of commission expense as a percentage of commission revenues is attributable to changes in the production of particular brokers, not all of whom are compensated at the same commission rate. The decrease of commission expense as a percentage of net dealer inventory gains is attributable to the reduction in the Company's market-making trading activities. Commission expense as a percentage of investment banking revenue was relatively unchanged between fiscal year 2004 and fiscal year 2003. Commission expense includes the amortization of advances to registered representatives of $763,000 and $710,000 for fiscal year 2004 and 2003, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense increased $1,428,000, or 36%, to $5,449,000 in fiscal year 2004 from $4,021,000 in fiscal year 2003. This increase is attributable to the hiring of new employees, salary increases for certain employees and the establishment of a bonus pool for senior management. Overall, combined commission and employee compensation expense, as a percentage of revenue increased slightly to 78% from 77% in fiscal years 2004 and 2003, respectively.

Clearing fees decreased $323,000, or 12%, to $2,391,000 in fiscal year 2004 from $2,714,000 in fiscal year 2003. Although there was an increase in trading volume, clearing fees, as a percentage of related revenues, decreased due to an increase in the number of lower priced tickets from the prior year. Clearing fees in fiscal year 2004 were reduced by the $800,000 conversion assistance payment the Company received from its new clearing firm, Fiserv, to offset conversion costs incurred by the Company. Clearing fees were reduced by forgiveness of debt, that was fully repaid in February 2004, from the Company's prior clearing firm based on ticket volume in the amount of $251,000 and $454,000 in fiscal year 2004 and 2003, respectively.

Communication expenses decreased $104,000 or 4% to $2,589,000 from $2,693,000 in fiscal year 2004 compared to fiscal year 2003. The decrease is due to the reduction in the Company's market-making trading activities. Occupancy costs increased $92,000, or 3%, to $2,983,000 from $2,891,000 in fiscal year 2004 compared to fiscal year 2003. The increase in occupancy expense is due to the expansion of office facilities in order to accommodate new brokers. Professional fees increased $1,033,000, or 68%, to $2,559,000 from $1,526,000 in fiscal year
2004 compared to fiscal year 2003. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations, and the legal fees, fines and restitution payments related to the NASD investigation of mutual fund trading activities and other regulatory matters. Professional fees include litigation and NASD related expenses of $1,674,000 and $945,000 in fiscal year 2004 and 2003, respectively. In January 2004, an arbitration panel awarded damages against the Company of approximately $400,000 related to an employment contract with a former employee of the Company. This amount was recorded as "Litigation settlement" and paid in fiscal year 2004.

Interest expense increased $204,000, or 106%, to $397,000 from $193,000 in fiscal year 2004 compared to fiscal year 2003. The increase is due to interest on the notes issued by the Company in the second quarter of fiscal year 2004, and the amortization of $113,000 attributable to newly issued notes and modified notes. Taxes, licenses and registration increased $153,000, or 38%, to $560,000 from $407,000 in fiscal year 2004 compared to fiscal year 2003. The increase in taxes, licenses and registration expense is due to an increase in the number of brokers associated with the Company from the prior year. Other administrative expenses decreased $208,000 or 11% to $1,765,000 from $1,973,000 in fiscal year 2004 compared to fiscal year 2003. The decrease in other administrative expenses is due to the Company's efforts to control its fixed operating expenses, net of an increase in the allowance for uncollectible accounts on its other receivables, related to registered representatives formerly associated with National in the amount of $200,000 and $441,000 in fiscal year 2004 and 2003, respectively.

The Company reported income before income taxes of $566,000 in fiscal year 2004 compared to a net loss before income taxes of $843,000 in fiscal year 2003.

Overall, the net income attributable to common stockholders in fiscal year 2004 was $300,000, or basic net income attributable to common stockholders of $.08 per common share and diluted net income attributable to common stockholders of $.07 per common share, as compared to the basic and diluted loss attributable to common stockholders of $1,093,000, or $.34 per common share in fiscal year 2003. The net income and net loss attributable to common stockholders for fiscal years 2004 and 2003 reflects $266,000 and $250,000 of cumulative dividends, respectively, on the Company's Preferred Stock.

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

                                               Fiscal Year                          Increase (Decrease)
                                             -------------------------------------  -------------------------------
                                                   2003                2002              Amount          Percent
                                             -----------------   -----------------  -----------------  ------------
Commissions                                       $34,218,000         $28,168,000        $ 6,050,000       21%
                                             -----------------   -----------------  -----------------
Proprietary trading                                10,249,000           9,160,000          1,089,000       12%
Market making                                       1,115,000             891,000            224,000       25%
Mark-ups and mark-downs                               200,000             191,000              9,000       5%
                                             -----------------   -----------------  -----------------
Net dealer inventory gains                         11,564,000          10,242,000          1,322,000       13%
Investment banking                                    425,000             253,000            172,000       68%
Interest and dividends                              1,416,000           1,640,000           (224,000)     (14%)
Transfer fees and clearance services                1,850,000           1,343,000            507,000       38%
Other                                                 685,000             356,000            329,000       92%
                                             -----------------   -----------------  -----------------
                                                  $50,158,000        $ 42,002,000        $ 8,156,000       19%
                                             =================   =================  =================

Total revenues from continuing operations increased $8,156,000, or 19%, in fiscal year 2003 to $50,158,000 from $42,002,000 in fiscal year 2002. This increase is mainly due to the improved securities markets in the second six months of fiscal year 2003 compared to fiscal year 2002. The number of commission tickets generated, and the charge per ticket affects commission revenue and net dealer inventory gains. During fiscal year 2003, trading volume increased by approximately 18%, compared to fiscal year 2002. Commission revenue increased $6,050,000, or 21%, to $34,218,000 from $28,168,000 during fiscal year
2003 compared with fiscal year 2002. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $1,322,000, or 13%, to $11,564,000 from $10,242,000 during fiscal year 2003 compared with fiscal year 2002. During fiscal year 2003, revenues from proprietary trading increased $1,089,000, or 12% to $10,249,000 from $9,160,000 in fiscal year 2002; revenues from market making activities increased $224,000, or 25%, to $1,115,000 from $891,000 in fiscal year 2002; and
revenues from customer mark-ups and mark-downs increased $9,000, or 5%, to $200,000 from $191,000 in fiscal year 2002. The increase in commission revenue and net dealer inventory gains is due to the improved securities markets in the second six months of fiscal year 2003.

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

                                                           Fiscal Year                    Increase (Decrease)
                                             -------------------------------------  -------------------------------
                                                   2003                2002              Amount          Percent
                                             -----------------   -----------------  -----------------  ------------
Commission expense related to:
       Commission revenue                         $26,931,000         $20,186,000        $ 6,745,000       33%
       Net dealer inventory gains                   7,312,000           5,965,000          1,347,000       23%
       Investment banking                             340,000             202,000            138,000       68%
                                             -----------------   -----------------  -----------------
Commissions                                        34,583,000          26,353,000          8,230,000       31%
Employee compensation                               4,021,000           5,091,000         (1,070,000)     (21%)
Clearing fees                                       2,714,000           4,241,000         (1,527,000)     (36%)
Communications                                      2,693,000           2,866,000           (173,000)     (6%)
Occupancy and equipment costs                       2,891,000           3,513,000           (622,000)     (18%)
Professional fees                                   1,526,000           1,093,000            433,000       40%
Interest                                              193,000             511,000           (318,000)     (62%)
Taxes, licenses and registration                      407,000             411,000             (4,000)     (1%)
Other administrative expenses                       1,973,000           1,748,000            225,000       13%
                                             -----------------   -----------------  -----------------
                                                 $ 51,001,000        $ 45,827,000        $ 5,174,000       11%
                                             =================   =================  =================


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

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $8,230,000, or 31%, to $34,583,000 in fiscal year 2003 from $26,353,000 in fiscal year 2002. Commission expense related to commission revenue increased $6,745,000, or 33%, to $26,931,000 in fiscal year 2003 from $20,186,000 in fiscal year 2002; commission expense related to net dealer inventory gains increased $1,347,000, or 23%, to $7,312,000 in fiscal year 2003 from $5,965,000 in fiscal year 2002; and commission expense related to investment banking revenue increased $138,000, or 68%, to $340,000 in fiscal year 2003 from $202,000 in fiscal year 2002. All categories of commission expense as a percentage of the related revenues were relatively consistent between fiscal year 2003 and fiscal year 2002. Commission expense includes the amortization of advances to registered representatives of $710,000 and $584,000 in fiscal year 2003 and 2002, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

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

Clearing fees decreased $1,527,000, or 36%, to $2,714,000 in fiscal year 2003 from $4,241,000 in fiscal year 2002. Although there was an increase in trading volume, clearing fees as a percentage of related revenues decreased due to a change in the number of lower priced tickets from the prior period, and a one time clearing charge of $548,000 incurred in fiscal year 2002. Clearing fees were reduced by forgiveness of debt from the Company's prior clearing firm based on ticket volume in the amount of $454,000 and $339,000 in fiscal year 2003 and 2002, respectively.

Communication expenses decreased $173,000 or 6% to $2,693,000 from $2,866,000 in fiscal year 2003 compared to fiscal year 2002. The decrease is due to a reduction in voice and data charges. Occupancy costs decreased $622,000, or 18%, to $2,891,000 from $3,513,000 in fiscal year 2003 compared to fiscal year 2002. The decrease in occupancy expense is due to the Company's renegotiating certain long-term office leases, and finding subtenants to occupy unused space. Professional fees increased $433,000, or 40%, to $1,526,000 from $1,093,000 in fiscal year 2003 compared to fiscal year 2002. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations. Professional fees include litigation and NASD related expenses of $945,000 and $499,000 in fiscal year 2003 and 2002, respectively.

Interest expense decreased $318,000, or 62%, to $193,000 from $511,000 in fiscal year 2003 compared to fiscal year 2002. The decrease is primarily due to the Company's change from a self-clearing brokerage firm to an introducing brokerage firm during the first quarter of fiscal year 2002, and a decrease in interest rates in 2003 from 2002. Taxes, licenses and registration decreased $4,000, or 1%, to $407,000 from $411,000 in fiscal year 2003 compared to fiscal year 2002. Other administrative expenses increased $225,000 or 13% to $1,973,000 from $1,748,000 in fiscal year 2003 compared to fiscal year 2002. The increase in other administrative expenses is due to the Company's increase of its allowance for uncollectible accounts on its other receivables related to registered representatives formerly associated with National, by $441,000 during fiscal year 2003, as compared to $209,000 in fiscal year 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, that requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. At September 30, 2004, National reported excess net capital of $1,154,000.

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

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are owing. The allowance for doubtful accounts increased by $200,000 in fiscal year 2004, reflecting the amount of loss that can be reasonably estimated by management.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

As a result of the losses throughout fiscal year 2001, notably those of the fourth quarter, attributable in part to the unprecedented events in September 2001, the Company concluded that existing capital would not be sufficient to satisfy existing operations. The Company explored various transactions to finance the Company's operations. In December 2001, the Company completed a series of transactions (the "Investment Transaction") that are more fully described in Part 1. The Company continued to incur operating losses throughout fiscal year 2002, and as a result, the Company believed that its then existing capital was not sufficient to satisfy its current level of operations. Accordingly, the Company pursued additional sources of capital from various potential investors. In the fourth quarter of fiscal year 2002, the Company completed $210,000 of investments in the form of an issuance of Series A Preferred Stock and continued to seek additional investments.

In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act. Each unit in the offering sold for $0.65 and consisted of one share of Common Stock and one three-year warrant to purchase one share of Common Stock at a per share price of $1.25. Net proceeds of $554,500 closed in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 warrants.

In January 2003, the Company issued 76,923 shares of Common Stock and a three-year warrant to purchase 76,923 shares of Common Stock at $1.25 per share to D'Ancona & Pflaum, as payment of $50,000 of legal fees that were accrued as of September 30, 2002. The warrants issued in connection with the offering consummated in the first quarter of fiscal year 2003 and the warrants issued to D'Ancona & Pflaum have been included along with the proceeds of the shares of Common Stock issued as additional paid-in capital.

In January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. In December 2004, the Company rescinded a note in the principal amount of $25,000 and a warrant to purchase 6,250 shares of Common Stock.

In February 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 170,000 shares of Common Stock at an exercise price of $1.50 per share, with an allocated fair value of approximately $143,000. National acted as the placement agent for the private offering. The offering period for the private offering expired on May 30, 2004.

The Company is accreting the total allocated fair value of $183,000 over the three-year term of these promissory notes. Such accretion has been included in "Interest" in the accompanying consolidated financial statements. The holders of the warrants received certain registration rights relating to the Common Stock issuable upon exercise of the warrants.

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

In the fourth quarter of fiscal year 2004, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act. Each unit in the offering sold for $1.60 and consisted of two shares of Common Stock and one three-year warrant to purchase one share of Common Stock at a per share price of $1.50. Net proceeds of approximately $930,000 closed in the fourth quarter of fiscal year 2004, and the Company correspondingly issued 1,250,000 shares of Common Stock and 625,000 warrants.

In August 2001, the Company entered into an agreement with First Clearing under which First Clearing provided clearing and related services for National. The
Clearing Agreement expanded the products and services capabilities for National's retail and institutional business, and enabled National to consolidate its existing clearing operations and reduced the fixed overhead associated with its self-clearing activities.

The conversion from a self-clearing firm to First Clearing began in December 2001 and was completed in March 2002. It is standard business practice in the brokerage industry for clearing firms to provide financial support to correspondent clearing firms. As such, in connection with the Clearing Agreement, the Company executed a ten-year promissory note in favor of First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and were used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that was also contributed to National. Principal and interest under the promissory note were forgivable annually based on achieving certain business performance and trading volumes of the Company over the life of the loan.

In connection with the Clearing Agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. Additionally, National received its clearing deposit, net of miscellaneous expenses, of $975,000 from US Clearing. Concurrently, National terminated its clearing agreement with US Clearing.

In the first quarter of fiscal year 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates. The loan was due to be repaid in January 2004.

In December 2003, the Company engaged in various discussions with the NASD relating to the Security Agreement between National and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note; and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of the $375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gain on extinguishment of debt in the first quarter of fiscal year 2004.

In February 2004, the Company paid First Clearing $250,000 to fully repay its promissory note that had a balance of approximately $1,006,000 at such time. As a result of the repayment of this note, the Company realized a gain on extinguishment of debt of approximately $756,000 in the second quarter of fiscal year 2004. Additionally, National and First Clearing mutually agreed to terminate their clearing relationship.

On June 22, 2004, National entered into an agreement with Fiserv to clear its brokerage business. The conversion from First Clearing to Fiserv was completed in the first week of October 2004. As part of this transaction, Fiserv provided National with an $800,000 conversion assistance payment, $250,000 of which was paid upon execution of the clearing agreement, $250,000 of which was paid in mid-August 2004, and $300,000 of which was paid in October 2004. The Company believes that the overall effect of the new clearing relationship will be beneficial to the Company's cost structure, liquidity and capital resources.

In February 2004, National and the holder of a $1.0 million secured demand note that initially matured on February 1, 2004, extended the term of the secured demand note to March 1, 2005. Additionally, two noteholders have extended the maturity date on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005, and effective February 1, 2004, the interest rate on such notes was increased to 12% from 9% per annum.

As of September 30, 2004, advances to registered representatives increased $1,092,000 to $1,736,000 from $644,000 as of September 30, 2003. This increase is attributable to advances made to registered representatives who became affiliated with National during this period, and advances to registered representatives already affiliated with National who agreed to renew their affiliation.

In the fiscal year ended September 30, 2004, the Company received proceeds of approximately $321,000 from the exercise of outstanding employee stock options and warrants.

In October 2004, the Company entered into a preliminary letter of intent for a merger or other similar combination with First Montauk Financial Corp. The letter of intent is subject to numerous conditions, including: satisfactory completion of due diligence, finalization of the terms of the combination and structure of the transaction; negotiation, preparation and execution of definitive transaction documents, compliance with state and federal securities laws and regulations, and corporate, shareholder and regulatory approvals. For a further discussion of risks facing the Company, please see "Risk Factors."

The Company believes that with a continuation of the overall improved market conditions and the Company's overall increased volume of business experienced during fiscal year 2004, the Company will have sufficient funds to maintain its current level of business activities during fiscal year 2005. If market conditions should weaken, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

The following table shows the contractual obligations of the Company as of September 30, 2004:

                                      Notes           Secured
      Fiscal Year Ending             Payable         Demand Note            Leases              Total
-------------------------------  --------------   -----------------   -----------------   ----------------
             2005                  $ 1,050,000         $ 1,000,000         $ 1,716,000        $ 3,766,000
             2006                            -                   -           1,649,000          1,649,000
             2007                    1,050,000                   -           1,548,000          2,598,000
             2008                            -                   -           1,423,000          1,423,000
             2009                            -                   -             546,000            546,000
          Thereafter                         -                   -           1,585,000          1,585,000
Less: Deferred financing costs        (245,000)                  -                   -           (245,000)
                                   -----------         -----------         -----------        -----------
                                   $ 1,855,000         $ 1,000,000         $ 8,467,000        $11,322,000
                                   ===========         ===========         ===========        ===========


INFLATION

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The adoption of Interpretation 46 did not have an impact on the Company's consolidated financial statements.

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

The following table shows the market values of the Company's securities held for resale and securities sold, but not yet purchased as of September 30, 2004:

                              Securities held        Securities sold, but
                                for resale            not yet purchased
                             -----------------       --------------------
Corporate stocks              $        36,000         $           1,000
Corporate bonds                         3,000                         -
Government obligations                110,000                    32,000
                             -----------------       -------------------
                              $       149,000         $          33,000
                             =================       ===================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14(a)(1) for a list of financial statements filed as part of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended September 30, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this yearly report on Form 10-K was being prepared.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2004 that has not been reported on a current report on Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The other information required by this Item will be included in the Company's 2005 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by this Item will be included in the Company's 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company's 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company's 2005 Proxy Statement and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following financial statements are included in Part II, Item 8:

         1.     Financial Statements

                    Independent Auditors' Reports

                    Consolidated Financial Statements

                         Statements of Financial Condition, September 30, 2004
                           and September 30, 2003

                         Statements of Operations for the Years ended September
                           30, 2004, September 30, 2003 and September 30, 2002

                         Statement of Changes in Stockholders' Equity (Deficit)
                           for the Years ended September 30, 2004, September 30, 2003 and September 30, 2002

                         Statements of Cash Flows for the Years ended September
                           30, 2004, September 30, 2003 and September 30, 2002

                         Notes to Consolidated Financial Statements

         2.     Financial Statement Schedules

                    Schedules not listed above have been omitted because they are not applicable or have been included in footnotes to the consolidated financial statements.

(b)   See Exhibit Index.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC CASCADE FINANCIAL CORPORATION
(Registrant)

Date: December 28, 2004                                By:    /s/Mark Goldwasser
                                                             ------------------------------------------------------
                                                             Mark Goldwasser
                                                             President, Director and Chief Executive Officer

Date: December 28, 2004                                By:    /s/Robert H. Daskal
                                                             ------------------------------------------------------
                                                             Robert H. Daskal
                                                             Acting Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 28, 2004                                By:    /s/Steven B. Sands
                                                             -------------------------------------------------------
                                                             Steven B. Sands, Chairman

Date: December 28, 2004                                By:   /s/Mark Goldwasser
                                                             -------------------------------------------------------
                                                              Mark Goldwasser,
                                                              President, Director and Chief Executive Officer

Date: December 28, 2004                                By:   /s/Norman J. Kurlan
                                                            --------------------------------------------------------
                                                               Norman J. Kurlan, Director

Date: December 28, 2004                                By:    /s/Gary A. Rosenberg
                                                             -------------------------------------------------------
                                                             Gary A. Rosenberg, Director

Date: December 28, 2004                                By:   /s/Robert J. Rosan
                                                            -----------------------------------------------
                                                             Robert J. Rosan, Director

Date: December 28, 2004                                By:   /s/Peter Rettman
                                                            -----------------------------------------------
                                                             Peter Rettman, Director

                                  EXHIBIT INDEX

         3.1      Certificate of Incorporation,  as amended, previously filed as
                  Exhibit 3.5. to Form 10-Q in May 2004 and hereby incorporated by reference.

         3.2      The Company's Bylaws, as amended,  previously filed as Exhibit
                  3.3 to Form 10-Q in February 2002, and hereby incorporated by reference.

         3.3      The Company's By-Laws, as amended and restated on December 12,
                  2001.

         3.4 Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock, as amended, previously filed as
                  Exhibit 3.6 to Form 10-Q in May 2004 and hereby incorporated by reference.

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

         10.35    Form of Warrant issued in December 2002.

         10.36    Form of Securities  Purchase  Agreement,  previously  filed as
                  Exhibit 10.36 to Form 8-K in February 2004 and hereby incorporated by reference.

         10.37 Form of Note, previously filed as Exhibit 10.37 to Form 8-K in February 2004 and hereby incorporated by reference.

         10.38 Form of Warrant, previously filed as Exhibit 10.38 to Form 8-K in February 2004 and hereby incorporated by reference.

         10.39    Form of Registration  Rights  Agreement,  previously  filed as
                  Exhibit 10.39 to Form 8-K in February 2004 and hereby incorporated by reference.

         10.40 Clearing Agreement, previously filed as Exhibit 10.36 to Form 10-K in June 2004 and hereby incorporated by reference.

         10.41 Form of Warrant issued in August 2004 filed as Exhibit 10.40 to Form 8-K in August 2004 and hereby incorporated by reference.

         10.42 Form of Registration Rights Agreement dated in August 2004 filed as Exhibit 10.41 to Form 8-K in August 2004 and hereby incorporated by reference.

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

         31.1 Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Acting  Chief  Financial  Officer's  Certificate  pursuant  to
                  Section 302 of the Sarbanes- Oxley Act of 2002.

         32.1 Chief Executive Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Acting  Chief  Financial  Officer's  Certificate  pursuant  to
                  Section 906 of the Sarbanes- Oxley Act of 2002.

      *Compensatory agreements



                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit Committee of the Board of Directors
Olympic Cascade Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Olympic Cascade Financial Corporation (the "Company") as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Olympic Cascade Financial Corporation at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.



                                            /s/ Marcum & Kliegman LLP


New York, New York
December 3, 2004

INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
Olympic Cascade Financial Corporation


We have audited the accompanying consolidated statement of operations, changes in stockholders' deficit and cash flows of Olympic Cascade Financial Corporation for the year ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Olympic Cascade Financial Corporation for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                               /s/ GRASSI & CO., CPAs, P.C.
                                               ----------------------------
                                               GRASSI & CO., CPAs, P.C.
                                               Certified Public Accountants

New York, New York
December 18, 2002

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          ASSETS

                                                                                            September 30,   September 30,
                                                                                               2004              2003
                                                                                           --------------   ---------------
CASH                                                                                           $ 351,000         $ 451,000
DEPOSITS WITH CLEARING ORGANIZATIONS                                                             995,000         1,041,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS                                     3,821,000         3,724,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $850,000
           and $650,000 at September 30, 2004 and 2003, respectively                             889,000           709,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                         1,736,000           644,000
SECURITIES HELD FOR RESALE, at market                                                            149,000           374,000
FIXED ASSETS, net                                                                                301,000           247,000
SECURED DEMAND NOTE                                                                            1,000,000         1,000,000
OTHER ASSETS                                                                                     480,000           545,000
                                                                                           --------------   ---------------
TOTAL ASSETS                                                                                 $ 9,722,000       $ 8,735,000
                                                                                           ==============   ===============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS                                           $ 115,000         $ 258,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                                 33,000           116,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                       4,790,000         4,520,000
NOTES PAYABLE                                                                                  1,855,000         3,170,000
                                                                                           --------------   ---------------
TOTAL LIABILITIES                                                                              6,793,000         8,064,000
                                                                                           --------------   ---------------
SUBORDINATED BORROWINGS                                                                        1,000,000         1,000,000
                                                                                           --------------   ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value, 200,000 and 100,000 shares authorized at
       September 30, 2004 and 2003, respectively; 50,000 and 30,000 shares
       designated as Series A at September 30, 2004 and 2003, respectively.                            -                 -
    Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 and
       30,000 shares authorized at September 30, 2004 and 2003, respectively;
       31,177 shares issued and outstanding (liquidation preference: $3,117,700)
       at September 30, 2004, and 27,825 shares issued and outstanding (liquidation
       preference: $2,782,500) at September 30, 2003                                                   -                 -
    Common stock, $.02 par value, 30,000,000 and 60,000,000 shares authorized at September 30, 2004 and 2003, respectively; 4,984,332 and 3,367,588
       issued and outstanding, at September 30, 2004 and 2003, respectively                      100,000            67,000
    Additional paid-in capital                                                                14,790,000        12,628,000
    Accumulated deficit                                                                      (12,961,000)      (13,024,000)
                                                                                           --------------   ---------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                           1,929,000          (329,000)
                                                                                           --------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $ 9,722,000       $ 8,735,000
                                                                                           ==============   ===============

                See notes to consolidated financial statements.

          OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Years Ended
                                                       ------------------------------------------------------------------
                                                        September 30, 2004      September 30, 2003   September 30, 2002
                                                       -------------------    -------------------------------------------
REVENUES
      Commissions                                            $ 46,881,000          $ 34,218,000           $ 28,168,000
      Net dealer inventory gains                                7,404,000            11,564,000             10,242,000
      Investment banking                                        1,548,000               425,000                253,000
      Interest and dividends                                    3,420,000             1,416,000              1,640,000
      Transfer fees and clearance services                      2,806,000             1,850,000              1,343,000
      Gains on extinguishments of debt                          1,131,000                     -                      -
      Other                                                       401,000               685,000                356,000
                                                       -------------------    ------------------    -------------------
                                                               63,591,000            50,158,000             42,002,000
                                                       -------------------    ------------------    -------------------
EXPENSES
      Commissions                                              43,932,000            34,583,000             26,353,000
      Employee compensation and related expenses                5,449,000             4,021,000              5,091,000
      Clearing fees                                             2,391,000             2,714,000              4,241,000
      Communications                                            2,589,000             2,693,000              2,866,000
      Occupancy and equipment costs                             2,983,000             2,891,000              3,513,000
      Professional fees                                         2,559,000             1,526,000              1,093,000
      Litigation settlement                                       400,000                     -                      -
      Interest                                                    397,000               193,000                511,000
      Taxes, licenses, registration                               560,000               407,000                411,000
      Other administrative expenses                             1,765,000             1,973,000              1,748,000
                                                       -------------------    ------------------    -------------------
                                                               63,025,000            51,001,000             45,827,000
                                                       -------------------    ------------------    -------------------
Income (loss) from continuing operations before
      income taxes                                                566,000              (843,000)            (3,825,000)
Income tax benefit                                                      -                     -                 80,000
                                                       -------------------    ------------------    -------------------
Income (loss) from continuing operations                          566,000              (843,000)            (3,745,000)
                                                       -------------------    ------------------    -------------------
Income from discontinued operations, net of tax:
      Gain on disposal                                                  -                     -                300,000
                                                       -------------------    ------------------    -------------------
Net income (loss)                                                 566,000              (843,000)            (3,445,000)

Preferred stock dividends                                        (266,000)             (250,000)              (168,000)
                                                       -------------------    ------------------    -------------------
Net income (loss) attributable to common
  stockholders                                                  $ 300,000          $ (1,093,000)          $ (3,613,000)
                                                       ===================    ==================    ===================
INCOME (LOSS) PER COMMON SHARE

Basic:
      Income (loss) from continuing operations                     $ 0.08               $ (0.34)               $ (1.73)
      Income (loss) from discontinued operations                        -                     -                   0.13
                                                       -------------------    ------------------    -------------------
         Net income (loss) available to common
           stockholders                                            $ 0.08               $ (0.34)               $ (1.60)
                                                       ===================    ==================    ===================
Diluted:
      Income (loss) from continuing operations                     $ 0.07               $ (0.34)               $ (1.73)
      Income (loss) from discontinued operations                        -                     -                   0.13
                                                       -------------------    ------------------    -------------------
        Net income (loss) available to common
          stockholders                                             $ 0.07               $ (0.34)               $ (1.60)
                                                       ===================    ==================    ===================

Weighted average number of shares outstanding:
      Basic                                                     3,580,446             3,175,315              2,255,449
                                                       ===================    ==================    ===================
      Diluted                                                   4,106,742             3,175,315              2,255,449
                                                       ===================    ==================    ===================

                See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

    YEARS ENDED SEPTEMBER 30, 2004, SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002


                                        Preferred Stock           Common Stock      Additional
                                        ----------------   ----------------------    Paid-In
                                        Shares    Amount       Shares      Amount    Capital      Deficit        Total
                                        --------  ------   -----------  ---------  -----------  ------------   -----------
BALANCE, September 28, 2001                    -  $    -     2,236,449   $ 45,000  $ 9,313,000  $ (8,736,000)  $   622,000

Issuance of restricted common stock
   in exchange of note                         -       -        38,000          -       49,000             -        49,000
Issuance of preferred stock               17,825       -             -          -    1,683,000             -     1,683,000
Issuance of preferred stock in
  exchange of notes                       10,000       -             -          -    1,000,000             -     1,000,000
Net loss                                       -       -             -          -            -    (3,445,000)   (3,445,000)
                                        --------  ------   -----------  ---------  -----------  ------------   -----------

BALANCE, September 30, 2002               27,825       -     2,274,449     45,000   12,045,000   (12,181,000)     (91,000)

Issuance of restricted common stock:
     From private placement                    -       -     1,016,186     21,000      533,000             -       554,000
     Payment of legal fees                     -       -        76,923      1,000       50,000             -        51,000
Net loss                                       -       -             -          -            -      (843,000)     (843,000)
                                        --------  ------   -----------  ---------  -----------  ------------   -----------

BALANCE, September 30, 2003               27,825  $    -     3,367,558   $ 67,000  $12,628,000  $(13,024,000)$    (329,000)

Issuance of preferred stock dividends      3,352       -             -          -      503,000      (503,000)            -
Exercise of stock options                      -       -        26,003      1,000       25,000             -        26,000
Exercise of warrants                           -       -       240,771      5,000      290,000             -       295,000
Issuance of restricted common stock:
     From private placement                    -       -     1,250,000     25,000      905,000             -       930,000
     Settlement of arbitration                 -       -       100,000      2,000       98,000             -       100,000
Warrants issued in connection with debt        -       -             -          -      341,000             -       341,000
Net income                                     -       -             -          -            -       566,000       566,000
                                        --------  ------   -----------  ---------  -----------  ------------   -----------
BALANCE, September 30, 2004               31,177  $    -     4,984,332  $ 100,000  $14,790,000  $(12,961,000)  $ 1,929,000
                                        ========  ======   ===========  =========  ===========  ============   ===========

                See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years ended
                                                                   ----------------------------------------------------------------
                                                                    September 30, 2004    September 30, 2003   September 30, 2002
                                                                   ------------------   -------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $       566,000         $    (843,000)      $    (3,445,000)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
         Depreciation and amortization                                       165,000               217,000               566,000
         Gains on extinguishments of debt                                 (1,131,000)                    -                     -
         Amortization of note discount                                       122,000                33,000                33,000
         Provision for doubtful accounts                                     200,000               441,000               209,000
         Forgiveness of loan                                                (251,000)             (453,000)             (339,000)
         Write-down of limited partnership investment                              -                29,000                     -
         Issuance of common stock in settlement of arbitration               100,000                     -                     -
         Change in net assets (liabilities) of discontinued
           operations                                                              -                     -              (300,000)
   Changes in assets and liabilities
         Cash, cash equivalents and securities                                     -                     -            37,188,000
         Restricted cash                                                           -               309,000                16,000
         Deposits with clearing organizations                                 46,000               448,000             3,165,000
         Receivables from broker-dealers, clearing
           organizations and others                                       (1,569,000)           (2,295,000)           27,828,000
         Securities held for resale, at market                               225,000               232,000               525,000
         Other assets                                                         65,000                53,000               313,000
         Payables                                                            127,000             1,892,000           (63,183,000)
         Securities sold, but not yet purchased, at market                   (83,000)               11,000              (687,000)
                                                                   ------------------   -------------------   -------------------
   Net cash provided by (used in) operating activities                    (1,418,000)               74,000             1,889,000
                                                                   ------------------   -------------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of fixed assets                                           (219,000)              (94,000)              (94,000)
                                                                   ------------------   -------------------   -------------------
   Net cash used in investing activities                                    (219,000)              (94,000)              (94,000)
                                                                   ------------------   -------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Borrowings (payments) on line of credit                                   -                     -            (3,500,000)
         Net proceeds from issuance of notes payable and
           warrants                                                        1,036,000                     -             1,548,000
         Payment of notes payable                                           (750,000)                    -               (13,000)
         Payments on capital lease                                                 -                     -              (300,000)
         Increase (decrease) in cash overdraft                                     -              (408,000)           (1,148,000)
         Net proceeds from issuance of preferred stock                             -                     -             1,683,000
         Net proceeds from issuance of common stock and
           warrants                                                          930,000               554,000                     -
         Exercise of stock options and warrants                              321,000                     -                     -
                                                                   ------------------   -------------------   -------------------
   Net cash provided by (used in) financing activities                     1,537,000               146,000            (1,730,000)
                                                                   ------------------   -------------------   -------------------
NET INCREASE (DECREASE) IN CASH                                             (100,000)              126,000                65,000

CASH BALANCE
         Beginning of the year                                               451,000               325,000               260,000
                                                                   ------------------   -------------------   -------------------

         End of the year                                             $       351,000         $     451,000       $       325,000
                                                                   ==================   ===================   ===================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the year for:
         Interest                                                    $       363,000         $     193,000       $       535,000
                                                                   ==================   ===================   ===================
         Income taxes                                                $             -         $           -       $        12,000
                                                                   ==================   ===================   ===================
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES

         Exchange of notes payable for preferred stock               $             -         $           -       $     1,000,000
                                                                   ==================   ===================   ===================
         Exchange of notes payable for common stock                  $             -         $           -       $        49,000
                                                                   ==================   ===================   ===================
         Exchange of accounts payable for common stock               $             -         $      51,000       $             -
                                                                   ==================   ===================   ===================
         Conversion of accounts payable to loan payable              $             -         $     375,000       $             -
                                                                   ==================   ===================   ===================
         Warrants issued in connection with debt                     $       341,000         $           -       $             -
                                                                   ==================   ===================   ===================
         Preferred stock dividends                                   $       503,000         $           -       $             -
                                                                   ==================   ===================   ===================

                See notes to consolidated financial statements.

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 30, 2004, SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

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

      In June 1997, the Company acquired all of the outstanding stock of WestAmerica Investment Group ("WestAmerica"), a Scottsdale, Arizona based broker-dealer specializing in retail brokerage services. In December 2001, WestAmerica voluntarily withdrew its membership with the National Association of Securities Dealers, Inc. (the "NASD"), ceased conducting business as a broker-dealer and filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. Accordingly, the accompanying financial statements of WestAmerica have been reclassified as discontinued operations for all periods presented.

      In June 2000, the Company acquired all of the outstanding stock of Canterbury Securities Corporation ("Canterbury"), an Illinois based broker-dealer focusing on private placement of securities. Canterbury was acquired for $30,000 plus the issuance of warrants to purchase 5,000 shares of the Company's common stock at an exercise price of $6.375 per share. Canterbury had no activity since its acquisition. In May 2002, pursuant to an agreement made simultaneous with the Investment Transaction (see Note 3b(i)), the Company sold Canterbury for its book value of $11,000 to Mr. Steven A. Rothstein, the former Chief Executive Officer of the Company.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Principles of Consolidation - The consolidated financial statements include the accounts of Olympic and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

      c. Revenue Recognition - Customer security transactions and the related commission income and expense are recorded as of the trade date. Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Customers who are financing their transaction on margin are charged interest. The Company's margin requirements are in accordance with the terms and conditions mandated by First Clearing Corporation ("First Clearing") and Fiserv Securities, Inc. ("Fiserv"), its clearing firms. The interest is billed on the average daily balance of the margin account.

            Net dealer inventory gains result from securities transactions entered into for the account and risk of the Company. Net dealer inventory gains are recorded on a trade date basis. Transfer fees are charged for each customer's security transaction, and are recognized as of the trade date. Investment advisory fees are account management fees for high net worth clients. These fees are billed quarterly and recognized at such time that collection is probable.

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

      f. Investment in Limited Partnership - The Company accounts for its investment in the limited partnership in accordance with the equity method of accounting. Such asset has been included in other assets in the accompanying consolidated statements of financial condition.

      g. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and other liabilities approximates fair value based on the short-term maturity of these instruments.

      h. Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2004, the Company has determined that there has been no impairment of its long-lived assets.

      i. Income (Loss) per Common Share - Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted.

                                                                                  Fiscal Years Ended
                                                                       -----------------------------------------
                                                                       September 30, September 30,  September 30,
                                                                           2004          2003           2002
                                                                       -----------------------------------------
Numerator:
   Net income (loss)                                                   $   566,000    $  (843,000)   $(3,445,000)
   Preferred stock dividends                                              (266,000)      (250,000)      (168,000)
                                                                       -----------------------------------------
Numerator for basic earnings per share--net income (loss)
   attributable to common stockholders - as reported                   $   300,000    $(1,093,000)   $(3,613,000)
                                                                       =========================================
Denominator:
   Denominator for basic earnings per share--weighted average shares     3,580,446      3,175,315      2,255,449
                                                                       -----------------------------------------
   Effective of dilutive securities:
      Stock options                                                         36,182           --             --
      Warrants                                                             490,114           --             --
                                                                       -----------------------------------------
   Dilutive potential common shares                                        526,296           --             --
                                                                       -----------------------------------------
Denominator for diluted earnings per share--adjusted
   weighted-average shares and assumed conversions                       4,106,742      3,175,315      2,255,449
                                                                       =========================================
Basic:
   Income (loss) from continuing operations                            $      0.08    $     (0.34)   $     (1.73)
   Income (loss) from discontinued operations                                                               0.13
                                                                       -----------------------------------------
      Net income (loss) available to common stockholders               $      0.08    $     (0.34)   $     (1.60)
                                                                       =========================================
Diluted:
   Income (loss) from continuing operations                            $      0.07    $     (0.34)   $     (1.73)
   Income (loss) from discontinued operations                                                               0.13
                                                                       -----------------------------------------
      Net income (loss) available to common stockholders               $      0.07    $     (0.34)   $     (1.60)
                                                                       =========================================

            Options and warrants to purchase 1,150,150 shares of common stock at prices ranging from $1.75 to $8.50 per share were outstanding at September 30, 2004, but were not included in the computation of diluted earnings per share because the respective exercise prices were greater than the average market price of the common stock, and therefore, the effect would be anitdilutive.

      j. Stock-Based Compensation - During fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amended SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion
            No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro forma net income (loss) attributable to common stockholders for basic and diluted net income (loss) per share as if the fair value-based method had been applied to all awards.

                                                                                   Fiscal Years Ended
                                                                       -----------------------------------------------
                                                                       September 30,    September 30,    September 30,
                                                                           2004            2003             2002
                                                                       -----------------------------------------------
Net income (loss) attributable to common stockholders - as reported     $ 300,000      $(1,093,000)     $(3,613,000)

Stock-based employee compensation cost determined under
fair value method, net of tax effects                                    (286,000)         (36,000)         (50,000)
                                                                       -----------------------------------------------
Net income (loss) attributable to common stockholders - pro forma       $  14,000      $(1,129,000)     $(3,663,000)
                                                                       ===============================================
Earnings (loss) per share

Basic earnings (loss) loss per share:
Net income (loss) attributable to common stockholders - as reported     $    0.08      $     (0.34)     $     (1.60)

Per share stock-based employee compensation cost
determined under fair value method, net of tax effects                      (0.08)           (0.01)           (0.02)
                                                                       -----------------------------------------------
Net income (loss) attributable to common stockholders - pro forma       $      --      $     (0.35)     $     (1.62)
                                                                       ===============================================
Diluted earnings (loss) loss per share:
Net income (loss) attributable to common stockholders - as reported     $    0.07      $     (0.34)     $     (1.60)

Per share stock-based employee compensation cost
determined under fair value method, net of tax effects                      (0.07)           (0.01)           (0.02)
                                                                       -----------------------------------------------
Net income (loss) attributable to common stockholders - pro forma       $      --      $     (0.35)     $     (1.62)
                                                                       ===============================================

            The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2004, 2003 and 2002. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                                Fiscal Years Ended
                                  ----------------------------------------------
                                  September 30,    September 30,    September 30,
                                      2004             2003              2002
                                  ----------------------------------------------
Assumptions:
Risk-free interest rate                 2.48%           4.01%             5.7%

Dividend                                0.00%           0.00%            0.00%

Expected life, in years                  3.0             5.0              5.0

Expected volatility                      123%            311%             286%

Results:
Fair value of options granted     $     1.47      $     0.52        $    0.02

      k. Concentrations of Credit Risk - The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company's business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company. The Company uses two clearing brokers for substantially all of its business. The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client's account. The Company's exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company's clients. It is the Company's policy to review, as necessary, the credit standing of its customers and each counterparty. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers,
            (ii) charged to the broker initiating the transaction and included in other receivables in the accompanying consolidated statements of financial condition, and/or (iii) charged as an expense in the accompanying consolidated statements of financial condition, based on the particular facts and circumstances.

            The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures up to $100,000 at each institution. At times such amounts may exceed the FDIC limits. At September 30, 2004 the uninsured cash bank balance was $157,000. The Company believes it is not exposed to any significant credit risks for cash.

      l. Other Receivables - The Company extends unsecured credit in the normal course of business to its brokers. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual broker. The allowance for doubtful accounts reflects the amount of loss that can be reasonably estimated by management, and is included in other expenses in the accompanying consolidated statements of operations.

      m. Advances to Registered Representatives - Advances are given to certain registered representatives as an incentive for their affiliation with National. The representative signs an independent contractor agreement with National for a specified term, typically a three-year period. The advance is then amortized on a straight-line basis over the amount of time the representative is obligated to be affiliated with National, and is included in commissions expense in the accompanying consolidated statements of operations. In the event the representative's affiliation with National terminates prior to the fulfillment of their contract, the representative is required to repay the unamortized balance.

      n. Other Assets - Other assets consist of investment in a venture capital fund, pre-paid expenses and lease deposits.

      o. Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46,
            "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The adoption of Interpretation 46 did not have an impact on the Company's consolidated financial statements.

      p. Management's Liquidity Plans - The market conditions experienced during fiscal years 2001 and 2002, and the first half of fiscal year 2003, resulted in continuing operating losses and a reduction in the stockholders' equity of the Company. Accordingly, the Company has pursued additional sources of capital from various potential investors.

            In the first quarter of fiscal year 2004, National and the holder of the $1.0 million secured demand note that matured on February 1, 2004, extended the maturity date of the note to March 1, 2005. Additionally, two noteholders extended the maturity date on $1.0 million of notes from January 25, 2004 to July 31, 2005, and effective February 1, 2004, the interest rate was increased to 12% from 9% per annum.

            In December 2003, National's clearing deposit with First Clearing was reduced from $1,000,000 to $500,000, the excess $500,000 was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note, and First Clearing forgave the $375,000 loan that was due to be repaid in January 2004. In February 2004, the Company paid First Clearing $250,000 to fully repay its promissory note that had a balance of approximately $1,006,000 at such time.

            In the first quarter of fiscal year 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000.

            In the first quarter of fiscal year 2004, the Company also consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 170,000 shares of the Company's common stock at an exercise price of $1.50 per share, with an allocated fair value of approximately $143,000.

            In the fourth quarter of fiscal year 2004, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act. Each unit in the Private Offering sold for $1.60 and consisted of two shares of the Company's common stock and one three-year warrant to purchase one share of the Company's common stock at a per share price of $1.50. Net proceeds of approximately $930,000 closed in the fourth quarter of fiscal year 2004

            The Company believes that with a continuation of the overall improved market conditions, and the Company's overall increased volume of business, experienced during fiscal year 2004, the Company will have sufficient funds to maintain its current level of business activities during fiscal year 2005. If market conditions should weaken, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

3.    SIGNIFICANT AGREEMENTS AND TRANSACTIONS

      a.    CLEARING AGREEMENTS

            In August 2001, National entered into an agreement with First Clearing, a wholly-owned subsidiary of Wachovia Corporation, under which First Clearing provided clearing and other related services for National. The conversion to First Clearing began in December 2001 and was completed in March 2002.

            As part of the clearing agreement, First Clearing agreed to execute orders, prepare and mail order confirmations to National's customers, prepare and mail monthly statements to National's customers, and provide various other clearing and execution related services. National paid First Clearing fees for the services it performs in accordance with standard industry practices. First Clearing maintained possession and control of National's customer funds and securities in accordance with the broker-dealer financial responsibility rules promulgated under the Securities Exchange Act of 1934, as amended, and other applicable laws, rules or regulations. National's customers maintained control of and received the benefits from their customer accounts. National's registered representatives received the commissions generated by transactions on the customer accounts. The customer was responsible for any and all losses for transactions on their account. National, however, indemnified First Clearing for debts owed by customers from transactions in their accounts.

            In connection with the clearing agreement, the Company entered into a ten-year promissory note with First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and were used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that the Company also contributed to National. Principal and interest under the promissory note were forgivable annually based on certain business performance and trading volumes of the Company. Based on actual tickets, a total of $250,000, $453,000 and $339,000 were forgiven in fiscal years 2004,
            2003 and 2002, respectively, which has been recorded as a reduction in clearing fees expense in the accompanying consolidated statements of operations.

            In connection with the clearing agreement, additional borrowings were available to the Company upon the attainment by National of certain volume and profitability goals. In finalizing the conversion, a dispute arose among the Company, US Clearing (one of its former clearing firms) and First Clearing, regarding the responsibility for debit balances in certain trading accounts. The three parties agreed to share the expense equally. The Company's share of this settlement, $548,000, was advanced to the Company by First Clearing and added to the existing promissory note. Additionally, National received its clearing deposit, net of miscellaneous expenses, of $975,000 from US Clearing. Concurrently, National terminated its clearing agreement with US Clearing.

            The agreement also required the payment of a termination fee ranging from $2,000,000 to $400,000 if terminated within years one through six of the agreement. Olympic pledged its shares of stock of National to secure the aforementioned note. In addition, substantially all of the assets of National were collateralized for the aforementioned loan.

            During the year ended September 30, 2003, First Clearing loaned the Company an additional $375,000 in the form of clearing fee rebates that the Company simultaneously contributed to National. The loan was due to be repaid in January 2004.

            In December 2003, the Company engaged in various discussions with the NASD relating to the Security Agreement between National and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000;
            (2) the excess $500,000 resulting from this reduction was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note to First Clearing; and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of the $375,000 loan that was due to be paid in January 2004, and the Company realized a gain on extinguishment of debt of $375,000 in the first quarter of fiscal year 2004.

                      In February 2004, the Company paid First Clearing $250,000 to fully repay its promissory note that had a balance of approximately $1,006,000 at such time. As a result of the repayment of this note, the Company realized a gain on extinguishment of debt of approximately $756,000 in the second quarter of fiscal year 2004. Additionally, National and First Clearing mutually agreed to terminate their clearing relationship.

                      On June 22, 2004, National entered into an agreement with Fiserv to clear its brokerage business. The conversion from First Clearing to Fiserv was substantially completed in the first week of October 2004. As part of this transaction, Fiserv provided National with an $800,000 conversion assistance payment, $250,000 of which was paid upon execution of the clearing agreement, $250,000 of which was paid in mid-August 2004, and $300,000 of which was paid in October 2004. The Company believes that the overall effect of the new clearing relationship will be beneficial to the Company's cost structure, liquidity and capital resources.

      b.    CAPITAL TRANSACTIONS

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

            (iii) In  December  2001,  Olympic  executed a  securities  exchange agreement with the holders of Olympic's $2,000,000 promissory note holders, whereby $1,000,000 of such notes were exchanged as payment for the issuance of 10,000 shares of the Company's preferred stock at $100 per share. In addition, 100,000 of the warrants issued pursuant to the original loan transaction were repriced from an exercise price of $5.00 per share to $1.75 per share. No effect was given to the repriced warrants, as the Company's common stock was selling at prices below $1.75 per share. In January 2004, the two noteholders extended the maturity dates on the notes from January 25, 2004 to July 31, 2005. Also, effective February 1, 2004, the interest rate on each note was increased to 12% from 9% per annum. Additionally, each of the noteholders' warrants to purchase, in the aggregate, 100,000 shares of common stock at a price of $5.00 per share expiring on February 1, 2004 was repriced to $1.25 per share, and the expiration date of such warrants was extended to July 31, 2005. The expiration date for the noteholders' warrants to purchase, in the aggregate, an additional 100,000 shares of common stock at a price of $1.75 per share was also extended from January 25, 2004 to July 31, 2005. The warrants had an allocated fair value of approximately $158,000.

                  The Company is accreting the total allocated fair value of $158,000 over the eighteen-month term of these promissory notes. Such accretion has been included in "Interest" in the accompanying consolidated financial statements.

            (iv) In the fourth quarter of fiscal 2002, the former Chief Executive Officer of the Company invested $210,000 in the Company by purchasing 2,100 shares of the preferred stock at $100 per share.

            (v) In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act (the "Private Offering"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's common stock and one three-year warrant to purchase one share of the Company's common stock at a per share price of $1.25. Net proceeds of $554,500 were received in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of restricted common stock and 1,016,186 warrants. In January 2003, the Company issued 76,923 shares of common stock and a three-year warrant to purchase 76,923 shares of common stock at $1.25 per share to D'Ancona & Pflaum LLC, as payment of approximately $51,000 of legal fees that were accrued as of September 30, 2002. The warrants issued in connection with the Private Offering and the warrants issued to D'Ancona & Pflaum have been included along with the proceeds of the shares of common stock issued as additional paid-in capital.

            (vi) In January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. In December 2004, the Company rescinded a note in the principal amount of $25,000 and a warrant to purchase 6,250 shares of Common Stock.

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

                  The Company is accreting the total allocated fair value of $183,000 over the three-year term of these promissory notes. Such accretion has been included in "Interest" in the accompanying consolidated financial statements. The holders of the warrants received certain registration rights relating to the common stock issuable upon exercise of the warrants.

            (vii) In July 2004,  the Company filed a  Registration  Statement on
                  Form S-3 under the Securities Act for the resale of certain shares of Common Stock and shares of Common Stock issuable upon the exercise of certain Warrants previously issued in connection with private placement transactions, and certain Warrants that were issued in the private placements that have been completed in the current fiscal year. The Registration Statement became effective on August 11, 2004.

            (viii)In the  fourth  quarter  of  fiscal  year  2004,  the  Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 501 of Regulation D under the Securities Act. Each unit in this offering sold for $1.60 and consisted of two shares of the Company's common stock and one three-year warrant to purchase one share of the Company's common stock at a per share price of $1.50. Net proceeds of $930,000 closed in the fourth quarter of fiscal year 2004, and the Company correspondingly issued 1,250,000 shares of the Company's common stock and 625,000 warrants.

            (ix) In September 2004, the Company issued 100,000 shares of common stock as part of the settlement of an arbitration, as payment of approximately $100,000. Such payment has been included in "Professional fees", and the issuance of the shares of common stock has been included in "Common stock" and "Additional paid-in capital", in the accompanying consolidated financial statements.

4.    DISCONTINUED OPERATIONS

      In the first quarter of fiscal year 2002, WestAmerica filed for Chapter 7 Bankruptcy protection in accordance with the U.S. Bankruptcy Code. This filing eliminated the risk of loss for the liabilities in excess of assets, and accordingly, that amount was reversed and reflected as income in the first quarter of fiscal year 2002. The Company did not guarantee any of the obligations of WestAmerica, a distinct legal entity. Consequently, the Company believes that it has no liability to creditors of WestAmerica. As of December 3, 2004, no creditors of WestAmerica have sought recovery from the Company, and the Company has been advised by legal counsel that the bankruptcy case has been completed.

          The following is a summary of the Company's discontinued operations:

                                                      September 30,
                                                          2002
                                                      -------------
                Revenues                               $      --
                Loss from operations                          --
                Gain on disposal                         300,000
                                                       ---------
                Income from discontinued operations    $ 300,000
                                                       =========

5.    BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

      At September 30, 2004 and 2003 the amounts receivable of $3,821,000 and $3,724,000, respectively, from brokers and dealers represent net amounts due for fees and commissions. At September 30, 2004 and 2003, the amounts payable to broker dealers and clearing organizations of $115,000 and $258,000, respectively, represent amounts payable for inventory purchases on behalf of the Company and its customers.

6.    OTHER RECEIVABLES

      An analysis of other receivables, and the allowance for uncollectible accounts on such receivables for the fiscal years ended September 30, 2002, 2003 and 2004 is as follows:

                                   Other                              Net
                                Receivables       Allowance       Receivables
                                -----------       ---------       -----------
Balance, September 28, 2001     $   558,000      $  (209,000)     $   349,000
Additions                           858,000               --          858,000
Collections                         (52,000)              --          (52,000)
Provision                                --               --               --
                                ---------------------------------------------
Balance, September 30, 2002       1,364,000         (209,000)       1,155,000
Additions                            17,000               --           17,000
Collections                         (22,000)              --          (22,000)
Provision                                --         (441,000)        (441,000)
                                ---------------------------------------------
Balance, September 30, 2003       1,359,000         (650,000)         709,000
Additions                           435,000               --          435,000
Collections                         (55,000)              --          (55,000)
Provision                                --         (200,000)        (200,000)
                                ---------------------------------------------
Balance, September 30, 2004     $ 1,739,000      $  (850,000)     $   889,000
                                =============================================

7.    ADVANCES TO REGISTERED REPRESENTATIVES

      An analysis of advances to registered representatives for fiscal years ended September 30, 2003 and 2004 is as follows:

                 Balance, September 30, 2002     $   799,000
                 Advances                            555,000
                 Amortization of advances           (710,000)
                                                 -----------
                 Balance, September 30, 2003         644,000
                 Advances                          1,855,000
                 Amortization of advances           (763,000)
                                                 -----------
                 Balance, September 30, 2004     $ 1,736,000
                                                 ===========

      The unamortized advances outstanding at September 30, 2004, 2003 and 2002 attributable to registered representatives who ended their affiliation with National prior to the fulfillment of their obligation was $40,000, $35,000 and $8,000, respectively.

8. SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET

      The following table shows the market values of the Company's securities held for resale and securities sold, but not yet purchased as of September 30, 2004 and 2003, respectively:

                                           September 30, 2004                    September 30, 2003
                                  ------------------------------------- -----------------------------------
                                                         Securities                          Securities
                                      Securities        sold, but not      Securities       sold, but not
                                   held for resale      yet purchased    held for resale    yet purchased
                                  ------------------  ----------------- ----------------- -----------------
Corporate stocks                      $ 36,000           $  1,000            $238,000         $ 63,000
Corporate bonds                          3,000               --                21,000            5,000
Government obligations                 110,000             32,000             115,000           48,000
                                      --------           --------            --------         --------
                                       149,000           $ 33,000            $374,000         $116,000
                                      ========           ========            ========         ========

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

9.    FIXED ASSETS

      Fixed assets as of September 30, 2004 and 2003, respectively, consist of the following:

                                                September 30, 2004  September 30, 2003  Estimated Useful Lives
                                                ------------------  ------------------  ----------------------
Office machines                                    $   150,000          $    99,000      5 years
Furniture and fixtures                                 170,000              183,000      7 years
Interactive fixed assets                                  --                 56,000      5 years
Phone system                                            35,000               15,000      5 years
Electronic equipment                                   322,000              683,000      5 years
Leasehold improvements                                 233,000              166,000      Lesser of terms of leases or useful lives
                                                   -----------          -----------
                                                       910,000            1,202,000
Less accumulated depreciation and amortization        (609,000)            (955,000)
                                                   -----------          -----------
Fixed assets - net                                 $   301,000          $   247,000
                                                   ===========          ===========

      Duringthe year ended September 30, 2004, the Company wrote off approximately $511,000 of retired and fully depreciated fixed assets. Depreciation and amortization expense for the years ended September 30, 2004, 2003 and 2002 was $165,000, $217,000 and $566,000, respectively.

      In April 1998 and June 1998, the Company entered into sale and leaseback agreements with an outside funding company. As part of the agreement the Company sold certain fixed assets to the funding company for $930,000 and $250,000 in April 1998 and June 1998, respectively, and agreed to lease these assets back over a forty-eight month period. The Company recorded no gain or loss and recorded this transaction as a capital lease. These leases expired in fiscal year 2002.

10.   OTHER ASSETS

      Other assets as of September 30, 2004 and 2003, respectively, consist of the following:

                                  September 30, 2004     September 30, 2003
                                  ------------------     ------------------
Investment in limited partnership     $107,000               $107,000
Pre-paid expenses                      321,000                362,000
Deposits                                52,000                 76,000
                                      --------               --------
Total                                 $480,000               $545,000
                                      ========               ========

11.   NOTES PAYABLE

      In January 2001, the Company executed two promissory notes for $1,000,000 each. These notes bear interest at 9% per annum with interest paid quarterly. The principal of each note initially matured in January 2004. In connection with each note, warrants were issued for the purchase of 100,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants were to expire on the maturity date, were valued at $50,000 each, and were recorded as a discount to the respective notes. As of September 30, 2004 and 2003, the aggregate unamortized discount was $0 and $11,000, respectively. As discussed in Note 3b(iii), the holders of such notes executed a securities exchange agreement, whereby $1,000,000 of such notes were exchanged as payment for the issuance of 10,000 shares of the Company's preferred stock at $100 per share. In addition, 100,000 of the warrants issued pursuant to the original loan transaction were repriced from an exercise price of $5.00 per share to $1.75 per share. As discussed in Note 3b(iii), the two noteholders extended the maturity date on the remaining $1,000,000 to July 31, 2005. The Company is amortizing the total allocated fair value of $158,000 over the extended 18-month term of these notes. Such amortization has been included in "Interest" in the accompanying consolidated financial statements.

      As discussed in Note 3a, the Company received loans from First Clearing, payable over the life of the clearing agreement, that were forgivable based upon the Company attaining certain trading volumes. These notes were forgiven in fiscal year 2004. The note balance outstanding and loan activity is as follows:

Balance, September 30, 2002       $ 2,209,000
Amount amortized                     (453,000)
                                  -----------
Balance, September 30, 2003         1,756,000
Principal payments                   (750,000)
Amount amortized and forgiven      (1,006,000)
                                  -----------
Balance, September 30, 2004       $      --
                                  ===========

      As discussed in Note 3b(vi) in January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. In December 2004, the Company rescinded a note in the principal amount of $25,000 and a warrant to purchase 6,250 shares of Common Stock.

      In February 2004, the Company consummated a private offering of its securities to a limited number of accredited investors wherein the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 170,000 shares of the Company's common stock at an exercise price of $1.50 per share, with an allocated fair value of approximately $143,000.

      The Company is amortizing the total allocated fair value of $183,000 over the three-year term of these promissory notes. Such amortization has been included in "Interest" in the accompanying consolidated financial statements.

      The following table summarizes notes payable at September 30, 2004 and 2003, respectively:

                                             September 30, 2004   September 30, 2003
                                             -------------------  -------------------
Note payable to First Clearing                    $      --            $ 1,756,000
Notes payable to noteholders (net of discount
  of $0 and $11,000, respectively)                  1,000,000              989,000
Loan from First Clearing                                 --                375,000
Loan from former officer                               50,000               50,000
2004 Private Placements                             1,050,000                 --
                                                  -----------          -----------
                                                    2,100,000            3,170,000
Less: Deferred Financing Costs                       (245,000)                --
                                                                       -----------
                                                  -----------          -----------
                                                  $ 1,855,000          $ 3,170,000
                                                  ===========          ===========

      The following is a schedule by years of debt maturity as of September 30, 2004:

Fiscal year ending
2005                               $ 1,050,000
2006                                      --
2007                                 1,050,000
                                   -----------
                                     2,100,000
Less: Deferred financing costs        (245,000)
                                   -----------
                                   $ 1,855,000
                                   ===========

12.   SECURED DEMAND NOTE

      On February 1, 2001, National entered into a secured demand note collateral agreement with an employee of National and a Director of the Company, to borrow securities that can be used by the Company for collateral agreements. These securities have been initially pledged through an unrelated broker-dealer, and have a borrowing value totaling $1,000,000. This note bears interest at 5% per annum with interest paid monthly. The demand note, which had an original maturity of February 1, 2004, was extended to March 1, 2005. Certain of the securities have been pledged as collateral for a security deposit for an office lease and two letters of credit, in the amounts of $249,000, $125,000 and $38,000, respectively, executed by the Company on behalf of National. No amounts have been drawn on these letters of credit.

13.   INCOME TAXES

      The income tax (provision) benefit consists of:

                                                           Fiscal Years Ended
                                       --------------------------------------------------------------
                                       September 30, 2004    September 30, 2003    September 30, 2002
                                       --------------------------------------------------------------
Current federal income tax benefit          $   --                $   --               $ 90,000
Current state income tax provision              --                    --                (10,000)
                                            --------              --------             --------
                                            $   --                $   --               $ 80,000
                                            ========              ========             ========

      The  income  tax  (provision)   benefit  related  to  income  (loss)  from
      continuing operations before income taxes and extraordinary items varies from the federal statutory rate as follows:

                                                              Years Ended
                                       --------------------------------------------------------------
                                       September 30, 2004    September 30, 2003    September 30, 2002
                                       --------------------------------------------------------------
Statutory federal rate                      $  (192,000)          $   287,000          $ 1,287,000
State income taxes net of
federal income tax benefit                      (19,000)               27,000              124,000
Losses for which no benefit
is provided                                        --                (314,000)          (1,331,000)
Utilization of net operating
loss carryforwards                              211,000                  --                   --
                                            -----------           -----------          -----------
                                            $      --             $      --            $    80,000
                                            ===========           ===========          ===========

      Significant components of the Company's deferred tax assets that are included in other assets in the accompanying financial statements are as follows:

                                       September 30, 2004    September 30, 2003
                                       -----------------------------------------
Net operating loss carryforwards           $ 3,593,000          $ 4,114,000
Reserves for uncollectible receivables         332,000              254,000
Other temporary differences                    207,000               10,000
                                           -----------          -----------
Total deferred tax asset                     4,132,000            4,378,000
Valuation allowance                         (4,132,000)          (4,378,000)
                                           -----------          -----------
Deferred tax asset                         $      --            $      --
                                           ===========          ===========

      At September 30, 2004, the Company had available net operating loss carryovers of approximately $9.2 million that may be applied against future taxable income and expires at various dates through 2023, subject to certain limitations. The Company has a deferred tax asset arising from such net operating loss carryforwards and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. The valuation allowance for deferred tax asset decreased by $246,000 during the fiscal year ended September 30, 2004 and increased by $835,000 during the fiscal year ended September 30, 2003.

14.   COMMITMENTS

      Employment Agreements - During fiscal years 1999 and 2000, the Company entered into employment agreements with six executive officers that in total provided for annual salaries aggregating $1,710,000. Pursuant to the Investment Transaction, four of these agreements were terminated in fiscal year 2002. One of these agreements was modified in conjunction with the Investment Transaction. The final agreement was resolved in an arbitration (see Note 15).

      Leases - As of September 30, 2004, the Company leases office space and equipment in various states expiring at various dates through 2012 and is committed under operating leases for future minimum lease payments as follows:


                     Fiscal Year Ending
                     ------------------
                     2005             $ 1,716,000
                     2006               1,649,000
                     2007               1,548,000
                     2008               1,423,000
                     2009                 546,000
                     Thereafter         1,585,000
                                      -----------
                                      $ 8,467,000
                                      ===========

      In February 2003, in connection with the signing of a lease extension in the New York office, the Company was given a deferral of rent totaling $360,000, over twelve months, commencing with the March 2003 rent payment. Such deferral, accruing interest at 6.25% per annum, is to be repaid in monthly installments of approximately $19,000 starting in September 2006.

      Rental expense under all operating leases for the years ended September 30, 2004, September 30, 2003 and September 30, 2002 was $2,006,000,
      $2,029,000 and $2,404,000, respectively.

15.   CONTINGENCIES

      In April 2002, a former executive officer of the Company, Craig M. Gould, commenced an action against the Company claiming a breach of his employment contract, and sought approximately $850,000 in damages. The arbitration commenced in July 2003 and was completed in December 2003. In January 2004, the arbitration panel awarded damages against the Company of approximately $400,000 that was accrued in the quarter ended December 31, 2003. The Company paid this award during the quarter ended March 31, 2004.

      In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities of Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. National filed its answer in April 2003. In January 2004, the court entered an order denying class certification. As a result of this order denying class certification, the only remaining claims against National are the individual claims asserted by the two class representatives totaling $60,000. Plaintiffs have filed an appeal of this order and it is in the process of being briefed. The action in the lower court, including a pending motion for summary judgment, has been stayed. National believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time. Accordingly, no adjustments have been made in the consolidated financial statements in response to this matter.

      The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers that was contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement, whereby National, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD, that in the aggregate approximate $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The Company has included the $650,000 in "Professional fees" for the year ended September 30, 2004. The unpaid balance of approximately $562,000 at September 30, 2004 has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

      The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking damages aggregating approximately $1.1 million (exclusive of specified punitive damages of approximately $300,000, unspecified punitive damages related to certain claims and expected insurance coverage). The Company has filed a counterclaim for approximately $200,000 in one such proceeding. These matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which has been accrued at September 30, 2004 and 2003, is $731,000 and $366,000, respectively, and has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and NASD related expenses of $2,074,000, $945,000 and $499,000 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

16.   STOCKHOLDERS' EQUITY

      Shares Authorized - During the year ended September 30, 2004, the Company decreased its authorized number of shares of common stock from 60,000,000 to 30,000,000, increased its authorized number of shares of preferred stock from 100,000 to 200,000 and increased the number of authorized shares designated as Series A preferred stock from 30,000 to 50,000.

      Cumulative Dividends on Convertible Preferred Stock - The holders of the Series A Convertible preferred stock are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. In March 2004, the Company's Board of Directors declared an in-kind dividend in the aggregate of 3,352 shares of Series A Convertible preferred stock, in payment of approximately $503,000 of dividends accrued through January 31, 2004. Such shares were issued on March 31, 2004. At September 30, 2004, the amount of accumulated dividends on the Company's 31,177 issued and outstanding shares of Series A Convertible preferred stock was $182,000.

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

      The following tables summarize information about stock options outstanding at September 30, 2004:


Stock Options Under Plan
------------------------
                                                                                Weighted
                                                                              Average Price
                                 Authorized     Outstanding      Available      Per Share
                                 ----------     -----------      ---------      ---------
Balance, September 28, 2001      2,422,084       1,271,508       1,150,576      $   5.66
Granted                               --           117,500        (117,500)
Exercised                             --              --              --
Forfeitures                       (430,584)       (543,640)        113,056
                                 ---------       ---------         -------
Balance, September 30, 2002      1,991,500         845,368       1,146,132      $   5.08
Granted                               --            30,000         (30,000)
Exercised                             --              --              --
Forfeitures                           --          (471,218)        471,218
                                 ---------       ---------         -------
Balance, September 30, 2003      1,991,500         404,150       1,587,350      $   5.08
Granted                               --           694,000        (694,000)
Exercised                          (26,003)        (26,003)           --
Forfeitures                           --           (46,997)         46,997
                                 ---------       ---------         -------
Balance, September 30, 2004      1,965,497       1,025,150         940,347      $   3.47
                                 =========       =========         =======


                                       Options Outstanding                           Options Exercisable
                   ---------------------------------------------------------  -------------------------------------
                                            Weighted
                                            Average            Weighted                             Weighted
     Range of                              Remaining            Average                              Average
     Exercise            Number           Contractual          Exercise           Number            Exercise
      Prices           Outstanding           Life               Prices          Exercisable          Prices
-----------------  -----------------  -------------------  -----------------  -----------------  ------------------
  $0.40-$2.00               130,000          2.77               $1.39                  100,834         $1.28
  $2.40-$2.75               640,000          4.32               $2.59                  240,000         $2.57
  $3.80-$3.88                28,900          1.14               $3.85                   28,900         $3.85
  $5.38-$5.75                15,000          0.96               $5.50                   15,000         $5.50
  $6.13-$7.25               180,000          0.73               $7.06                  180,000         $7.06
  $7.50-$8.50                31,250          0.49               $7.98                   31,250         $7.98
                   -----------------                                          -----------------
                          1,025,150                                                    595,984
                   =================                                          =================

      The following tables summarize information about warrants outstanding at September 30, 2004.

Warrants
--------
                                                      Weighted Average
                                        Shares         Exercise Price      Exercisable
                                        ------        ----------------     -----------
Outstanding at September 28, 2001        462,925          $   3.69             462,925
                                                                             =========
Granted                                    5,000          $   5.00
Expired                                  (33,075)         $   4.76
                                        --------
Outstanding at September 30, 2002        434,850          $   3.63             434,850
                                                                             =========
Granted                                1,296,347          $   1.20
Expired                                  (47,250)         $   5.36
                                        --------
Outstanding at September 30, 2003      1,683,947          $   1.71           1,683,947
                                                                             =========
Granted                                  909,500          $   1.09
Exercised                               (240,771)         $   1.23
Expired                                  (27,600)         $   3.09
                                        --------
Outstanding at September 30, 2004      2,325,076          $   1.36           2,325,076
                                       =========                             =========

Warrants Outstanding and Exercisable
------------------------------------
                                                     Weighted
                                                      Average
                                Number               Remaining          Weighted Average
   Exercise Prices           Outstanding          Contractual Life       Exercise Prices
----------------------- ---------------------- ---------------------- ----------------------
        $0.65                         91,619           1.23                   $0.65
        $0.80                         62,500           2.94                   $0.80
        $1.25                      1,138,957           1.17                   $1.25
        $1.40                         50,000           2.27                   $1.40
        $1.50                        797,000           2.78                   $1.50
        $1.75                        175,000           0.83                   $1.75
        $5.00                          5,000           2.16                   $5.00
        $6.38                          5,000           0.75                   $6.38
                        --------------------
                                   2,325,076
                        ====================


17.   NET CAPITAL REQUIREMENTS

      National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. At September 30, 2004, National's net capital exceeded the requirement by $1,154,000.

      Advances,   dividend  payments  and  other  equity  withdrawals  from  its subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

18.   EMPLOYEE BENEFITS

      The Company's subsidiary has a defined 401(k) profit sharing plan (the "Plan") that covers substantially all of its employees. Under the terms of the Plan, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company's annual contributions are made at the discretion of the Board of Directors. During the fiscal years ended September 30, 2004, 2003 and 2002, the Company made no contributions to the Plan.

19.   SUBSEQUENT EVENTS

      In October 2004, the Company entered into a preliminary letter of intent to consummate a merger or other similar combination with First Montauk Financial Corp. The letter of intent is subject to numerous conditions, including: satisfactory completion of due diligence, finalization of the terms of the combination and structure of the transaction, negotiation, preparation and execution of definitive transaction documents, compliance with state and federal securities laws and regulations, and corporate, shareholder and regulatory approvals.

      In February 2003, the Company received notification from The American Stock Exchange (the "AMEX") indicating that it was not in compliance with the listing standard relating to shareholders' equity of less than $2.0 million and losses from continuing operations and/or net losses in two out of our three most recent fiscal years. The Company submitted a plan to the AMEX indicating compliance within a maximum of 18 months. In May 2003, the AMEX notified the Company that it had accepted its plan of compliance and granted the Company an extension of time to August 5, 2004 to satisfy the financial standards requirement. The Company, however, was unable to comply with the listing standard. Consequently, on November 1, 2004 the Common Stock was removed from the AMEX and commenced trading on the Over-the-Counter Bulletin Board.

20.   UNAUDITED QUARTERLY DATA

      Selected Quarterly Financial Data (Dollars in thousands, except per share data)

                                                           December        March        June         September
                                                           31, 2002      31, 2003      30, 2003      30, 2003
                                                           --------      --------      --------      --------
Revenues                                                   $ 10,593      $  9,393      $ 15,075      $ 15,097
                                                           ========      ========      ========      ========
Net income (loss)                                          $   (159)     $   (591)     $    363      $   (456)
Preferred stock dividends                                       (63)          (62)          (62)          (63)
                                                           --------      --------      --------      --------
Net income (loss) attributable  to common stockholders     $   (222)     $   (653)     $    301      $   (519)
                                                           ========      ========      ========      ========
Income (loss) per common share - Basic                     $  (0.08)     $  (0.20)     $   0.09      $  (0.15)
                                                           ========      ========      ========      ========
Income (loss) per common share - Diluted                   $  (0.08)     $  (0.20)     $   0.07      $  (0.15)
                                                           ========      ========      ========      ========

                                                           December        March        June         September
                                                           31, 2003      31, 2004      30, 2004      30, 2004
                                                           --------      --------      --------      --------
Revenues                                                   $ 15,144      $ 20,230      $ 14,854      $ 13,363
                                                           ========      ========      ========      ========
Net income (loss)                                          $    464      $  1,297      $   (310)     $   (885)
Preferred stock dividends                                       (63)          (62)          (70)          (71)
                                                           --------      --------      --------      --------
Net income (loss) attributable  to common stockholders     $    401      $  1,235      $   (380)     $   (956)
                                                           ========      ========      ========      ========
Income (loss) per common share - Basic                     $   0.12      $   0.37      $  (0.11)     $  (0.23)
                                                           ========      ========      ========      ========
Income (loss) per common share - Diluted                   $   0.07      $   0.20      $  (0.11)     $  (0.23)
                                                           ========      ========      ========      ========

      Income (loss) per share for each quarter was computed independently using the weighted-average number of shares outstanding during the quarter. However, income (loss) per share for the year was computed using the weighted-average number of shares outstanding during the year. As a result, the sum of the income (loss) per share for the four quarters may not equal the full year income (loss) per share.

21.   FINANCIAL INFORMATION - OLYMPIC CASCADE FINANCIAL CORPORATION

      Olympic was organized in 1996 and began operations on February 6, 1997. The following Olympic (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.

                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                            September 30,  September 30,
                                2004           2003
                             ----------     ----------
Cash                         $  157,000     $   23,000
Investment in subsidiary      3,696,000      2,839,000
Other assets                    168,000        214,000
                             ----------     ----------
                             $4,021,000     $3,076,000
                             ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable, accrued expenses
  and other liabilities                $   237,000     $   235,000
Notes payable                            1,855,000       3,170,000
                                       -----------     -----------
                                         2,092,000       3,405,000
Stockholders' equity (deficit)           1,929,000        (329,000)
                                       -----------     -----------
                                       $ 4,021,000     $ 3,076,000
                                       ===========     ===========

                            STATEMENTS OF OPERATIONS

                                                                     Years ended
                                                   ----------------------------------------------
                                                   September 30,    September 30,    September 30,
                                                      2004             2003             2002
                                                   -----------      -----------      -----------
Operating expenses                                 $(1,215,000)     $  (651,000)     $  (597,000)
Other income (expense)
     Interest and other income                            --               --             91,000
     Gains on extinguishments of debt                1,131,000             --               --
     Gain (loss) on investment in subsidiaries         650,000         (192,000)      (3,239,000)
                                                   -----------      -----------      -----------

Net income (loss) before income tax                    566,000         (843,000)      (3,745,000)
Discontinued operations, net of tax                       --               --            300,000

                                                   -----------      -----------      -----------
Net income (loss) before income tax                $   566,000      $  (843,000)     $(3,445,000)
                                                   ===========      ===========      ===========

                            STATEMENTS OF CASH FLOWS

                                                                                        Years ended
                                                                       ----------------------------------------------
                                                                      September 30,     September 30,    September 30,
                                                                          2004              2003            2002
                                                                       -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                             $   566,000      $  (843,000)     $(3,445,000)
         Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities
             (Gain) loss on investment in subsidiaries                    (650,000)         191,000        3,114,000
             Gains on extinguishments of debt                           (1,131,000)            --               --
             Amortization of note discount                                 122,000           33,000           33,000
             Forgiveness of loan                                          (251,000)        (453,000)        (339,000)
             Write-down of limited partnership investment                     --             29,000             --
         Issuance of common stock in settlement of arbitration             100,000             --               --
             Depreciation and amortization                                    --               --            238,000
             Changes in assets and liabilities                            (366,000)         210,000         (107,000)
                                                                       -----------      -----------      -----------
         Net cash provided by (used in) operating activities            (1,610,000)        (833,000)        (506,000)
                                                                       -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         (Capital contributions to) advances from subsidiary - net         207,000          301,000       (2,486,000)
                                                                       -----------      -----------      -----------
         Net cash provided by (used in) investing activities               207,000          301,000       (2,486,000)
                                                                       -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Exercise of stock options                                          26,000             --               --
         Exercise of warrants                                              295,000             --               --
         Proceeds from notes payable                                     1,036,000             --          1,548,000
         Issuance of common stock                                          930,000          554,000             --
         Issuance of preferred stock                                          --               --          1,683,000
         Payments on capital lease                                            --               --           (281,000)
         Payments on notes payable                                        (750,000)            --               --
                                                                       -----------      -----------      -----------
         Net cash provided by financing activities                       1,537,000          554,000        2,950,000
                                                                       -----------      -----------      -----------

NET (DECREASE) INCREASE IN CASH                                            134,000           22,000          (42,000)

CASH BALANCE

         Beginning of year                                                  23,000            1,000           43,000
                                                                       -----------      -----------      -----------
         End of year                                                   $   157,000      $    23,000      $     1,000
                                                                       ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the year for:

         Interest                                                      $   272,000      $   128,000      $   179,000
                                                                       ===========      ===========      ===========
         Income taxes                                                  $      --        $      --        $    12,000
                                                                       ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
            FINANCING ACTIVITIES
         Exchange of notes payable for preferred stock                 $      --        $      --        $ 1,000,000
                                                                       ===========      ===========      ===========
         Exchange of notes payable for common stock                    $      --        $      --        $    49,000
                                                                       ===========      ===========      ===========
         Exchange of accounts payable for common stock                 $      --        $    51,000      $      --
                                                                       ===========      ===========      ===========
         Conversion of accounts payable to loan payable                $      --        $   375,000      $      --
                                                                       ===========      ===========      ===========
         Deferred financing costs                                      $   341,000      $      --        $      --
                                                                       ===========      ===========      ===========
         Preferred stock dividends                                     $   503,000      $      --        $      --
                                                                       ===========      ===========      ===========