Form 10-Q
period 2004-12-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2005-02-11
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2004        Commission File Number 001-12629
                      -----------------                               ---------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       36-4128138
-------------------------------              ---------------------------------
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

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at February 10, 2005 was 4,995,878.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                     ASSETS

                                                                                             December 31,   September 30,
                                                                                                2004           2004
                                                                                             (unaudited)  (see note below)
                                                                                            ------------    ------------
CASH                                                                                        $    204,000    $    351,000
DEPOSITS WITH CLEARING ORGANIZATIONS                                                             962,000         995,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS                                     3,499,000       3,821,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $850,000
            at December 31, 2004 and September 30, 2004, respectively                            888,000         889,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                         1,762,000       1,736,000
SECURITIES HELD FOR RESALE, at market                                                            604,000         149,000
FIXED ASSETS, net                                                                                292,000         301,000
SECURED DEMAND NOTE                                                                            1,000,000       1,000,000
OTHER ASSETS                                                                                     541,000         480,000
                                                                                            ------------    ------------

TOTAL ASSETS                                                                                $  9,752,000    $  9,722,000
                                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

BANK OVERDRAFT                                                                              $    339,000    $         --
PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS                                             320,000         115,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                                284,000          33,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                       4,206,000       4,790,000
NOTES PAYABLE                                                                                  1,850,000       1,855,000
                                                                                            ------------    ------------
TOTAL LIABILITIES                                                                              6,999,000       6,793,000
                                                                                            ------------    ------------

SUBORDINATED BORROWINGS                                                                        1,000,000       1,000,000
                                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value, 200,000 shares authorized at December
            31, 2004 and September 30, 2004, respectively; 50,000 shares designated as
            Series A at December 31, 2004 and September 30, 2004, respectively                        --              --
          Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized at December 31, 2004 and September 30, 2004, respectively;
            31,177 shares issued and outstanding (liquidation preference: $3,117,700)
            at December 31, 2004 and September 30, 2004                                               --              --
          Common stock, $.02 par value, 30,000,000 shares authorized at December 31, 2004 and September 30, 2004, respectively; 4,995,878 and 4,984,332 issued
            and outstanding, at December 31, 2004 and September 30, 2004, respectively           100,000         100,000
          Additional paid-in capital                                                          14,798,000      14,790,000
          Accumulated deficit                                                                (13,145,000)    (12,961,000)
                                                                                            ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                     1,753,000       1,929,000
                                                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $  9,752,000    $  9,722,000
                                                                                            ============    ============

Note: The balance sheet at September 30, 2004 has been derived from the audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          ---- Three Months Ended ----
                                                          December 31,    December 31,
                                                             2004             2003
                                                          ------------    ------------
REVENUES:
     Commissions                                          $ 10,295,000    $ 11,372,000
     Net dealer inventory gains                              1,196,000       2,064,000
     Investment banking                                        106,000         332,000
     Interest and dividends                                    503,000         669,000
     Transfer fees and clearing services                       865,000         583,000
     Gains on extinguishments of debt                               --         375,000
     Other                                                     143,000         124,000
                                                          ------------    ------------

TOTAL REVENUES                                              13,108,000      15,519,000
                                                          ------------    ------------

EXPENSES:
     Commissions                                             9,495,000      10,561,000
     Employee compensation and related expenses              1,236,000       1,277,000
     Clearing fees                                             347,000         711,000
     Communications                                            465,000         579,000
     Occupancy and equipment costs                             716,000         670,000
     Professional fees                                         414,000         355,000
     Litigation settlement                                          --         400,000
     Interest                                                  119,000          51,000
     Taxes, licenses, registration                             110,000         100,000
     Other administrative expenses                             390,000         351,000
                                                          ------------    ------------

TOTAL EXPENSES                                              13,292,000      15,055,000
                                                          ------------    ------------


NET (LOSS) INCOME                                             (184,000)        464,000

Preferred stock dividends                                      (71,000)        (63,000)
                                                          ------------    ------------

Net (loss) income attributable to common stockholders     $   (255,000)   $    401,000
                                                          ============    ============

NET (LOSS) INCOME PER COMMON SHARE

Basic:
     Net (loss) income available to common stockholders   $      (0.05)   $       0.12
                                                          ============    ============

Diluted:
     Net (loss) income available to common stockholders   $      (0.05)   $       0.07
                                                          ============    ============

Weighted average number of shares outstanding
     Basic                                                   4,993,368       3,367,558
                                                          ============    ============
     Diluted                                                 4,993,368       5,441,964
                                                          ============    ============

           See notes to condensed consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               -----Three Months Ended-----
                                                                               December 31,    December 31,
                                                                                   2004           2003
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                            $  (184,000)   $   464,000
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
           Depreciation and amortization                                             34,000         45,000
           Amortization of note discount                                             45,000          8,000
           Gain on extinguishment of debt                                                --       (375,000)
           Forgiveness of loan                                                           --       (137,000)
           Litigation settlement                                                         --        400,000
   Changes in assets and liabilities
           Deposits with clearing organizations                                      33,000        472,000
           Receivables from broker-dealers, clearing organizations and others       297,000        489,000
           Securities held for resale, at market                                   (455,000)      (532,000)
           Other assets                                                             (61,000)       (37,000)
           Payables                                                                (379,000)    (1,072,000)
           Securities sold, but not yet purchased, at market                        251,000        462,000
                                                                                -----------    -----------
   Net cash (used in) provided by operating activities                             (419,000)       187,000
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of fixed assets                                                 (25,000)       (44,000)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Payment of notes payable                                                 (50,000)      (500,000)
           Increase in cash overdraft                                               339,000        182,000
           Exercise of stock options and warrants                                     8,000             --
                                                                                -----------    -----------
   Net cash provided by (used in) financing activities                              297,000       (318,000)
                                                                                -----------    -----------

NET DECREASE IN CASH                                                               (147,000)      (175,000)

CASH BALANCE
           Beginning of the period                                                  351,000        451,000
                                                                                -----------    -----------

           End of the period                                                    $   204,000    $   276,000
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
           Cash paid during the period for:
           Interest                                                             $    77,000    $    51,000
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
              FINANCING ACTIVITIES
           Gain on extinguishment of debt                                       $        --    $   375,000
                                                                                ===========    ===========
           Forgiveness of loan                                                  $        --    $   137,000
                                                                                ===========    ===========

           See notes to condensed consolidated financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended December 31, 2004 and December 31, 2003 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Reclassifications - Certain amounts shown in the prior period's condensed consolidated financial statements have been reclassified to conform with the current period's condensed consolidated financial statement presentation. These reclassifications had no effect on net income (loss) or stockholders' equity (deficit) as previously presented.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), "Share-Based Payment". The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for the Company is interim and annual periods beginning after June15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption. Management has not yet determined the impact of this pronouncement on the Company's financial statements.

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

                                                                                    Three Months Ended
                                                                            December 31, 2004   December 31, 2003
                                                                      -------------------------------------------
Net (loss) income attributable to common stockholders - as reported            $  (255,000)        $   401,000
    Stock-based employee compensation cost determined
      under fair value method, net of tax effects                                  (78,000)             (9,000)
                                                                               -------------------------------
    Net (loss) income attributable to common stockholders - pro forma          $  (333,000)        $   392,000
                                                                               ===============================

(Loss) earnings per share Basic (loss) earnings per share:
    Net (loss) income attributable to common stockholders - as reported        $     (0.05)        $      0.12
    Per share stock-based employee compensation cost
      determined under fair value method, net of tax effects                         (0.02)                 --
                                                                               -------------------------------
    Net (loss) income attributable to common stockholders - pro forma          $     (0.07)        $      0.12
                                                                               ===============================

  Diluted (loss) earnings per share:
    Net (loss) income attributable to common stockholders - as reported        $     (0.05)        $      0.07
    Per share stock-based employee compensation cost
      determined under fair value method, net of tax effects                         (0.02)                 --
                                                                               -------------------------------
    Net (loss) income attributable to common stockholders - pro forma          $     (0.07)        $      0.07
                                                                               ===============================

The Black-Scholes option valuation model is used to estimate the fair value of the options granted. No options were granted in the quarters ended December 31, 2004 and 2003. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In management's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                                     2004               2003
                                                --------------------------------
Assumptions:
Risk-free interest rate                              2.50%             4.01%

Expected life, in years                                3.0               5.0

Expected volatility                                   125%              311%

Results:
Fair value of options granted                      $   --            $  0.52

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The adoption of Interpretation 46 did not have an impact on the Company's consolidated financial statements

NOTE 3. SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of December 31, 2004:

                                       Securities held     Securities sold, but
                                          for resale        not yet purchased
                                       ---------------     --------------------
Corporate Stocks                           $ 46,000              $  8,000
Corporate Bonds                             251,000               250,000
Government Obligations                      307,000                26,000
                                           --------              --------
                                           $604,000              $284,000
                                           ========              ========

NOTE 4. CLEARING AGREEMENTS

In the first quarter of fiscal year 2003, First Clearing Corporation ("First Clearing") loaned the Company $375,000 in the form of clearing fee rebates. The loan was due to be repaid in January 2004.

In December 2003, the Company engaged in various discussions with the NASD relating to the Security Agreement between National Securities Corporation ("National") and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 resulting from this reduction was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note; and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of the $375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gain on extinguishment of debt in the first quarter of fiscal year 2004.

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

In June 2004, National entered into an agreement with Fiserv Securities, Inc. ("Fiserv") to clear its brokerage business. The conversion from First Clearing to Fiserv was completed in the first week of October 2004. As part of this transaction, Fiserv provided National with an $800,000 conversion assistance payment, $250,000 of which was paid in June 2004, $250,000 of which was paid in August 2004, and $300,000 of which was paid in October 2004. The Company believes that the overall effect of the new clearing relationship is beneficial to the Company's cost structure, liquidity and capital resources.

NOTE 5. CONTINGENCIES

In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. National filed its answer in April 2003. In January 2004, the court entered an order denying class certification. As a result of this order denying class certification, the only remaining claims against National are the individual claims asserted by the two class representatives totaling $60,000. Plaintiffs have filed an appeal of this order and it is now fully briefed. The action in the lower court, including a pending motion for summary judgment, has been stayed. National believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time. Accordingly, the Company is unable to predict the outcome of this matter, and no adjustments have been made in the consolidated financial statements in response to this matter.

The NASD has been engaged in an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers that were contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement in August 2004, whereby National, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD, that in the aggregate approximated $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The unpaid balance of approximately $244,000 at December 31, 2004 has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages aggregating approximately $1.5 million (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at December 31, 2004 and 2003, is $212,000 and $164,000, respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and NASD related expenses of $321,000 and $298,000 for the first quarter of fiscal year 2005 and 2004, respectively.

NOTE 6. CUMULATIVE DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company's Series A Convertible Preferred Stock are to receive dividends on a quarterly basis at a rate of 9% per annum per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. At December 31, 2004, the amount of accumulated dividends on the Company's 31,177 issued and outstanding shares of preferred stock was approximately $253,000.

NOTE 7. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted. Stock options and warrants, and conversion of the cumulative convertible preferred stock, were excluded from the diluted loss per share computation for the three-month period ended December 31, 2004, since the Company incurred a loss for this period and the inclusion of such securities would be antidilutive.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

                                                                              Three Months Ended
                                                                      December 31, 2004  December 31, 2003
                                                                      ------------------------------------
Numerator:
   Net (loss) income                                                     $  (184,000)        $   464,000
   Preferred stock dividends                                                 (71,000)            (63,000)
                                                                         -------------------------------
Numerator for basic earnings per share--net (loss) income
   attributable to common stockholders - as reported                     $  (255,000)        $   401,000
                                                                         ===============================

Denominator:
   Denominator for basic earnings per share--weighted average shares       4,993,368           3,367,558
                                                                         -------------------------------
   Effective of dilutive securities:
      Stock options                                                               --              27,757
      Warrants                                                                    --             191,651
      Assumed comversion of Series A preferred stock                              --           1,854,998
                                                                         -------------------------------
   Dilutive potential common shares                                               --           2,074,406
                                                                         -------------------------------
Denominator for diluted earnings per share--adjusted
   weighted-average shares and assumed conversions                         4,993,368           5,441,964
                                                                         ===============================

Net (loss) income available to common stockholders
   Basic:                                                                $     (0.05)        $      0.12
                                                                         ===============================

   Diluted:                                                              $     (0.05)        $      0.07
                                                                         ===============================

For the three-month periods ended December 31, 2004 and 2003, 3,334,780 and 1,868,689 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was antildilutive.

NOTE 8. EXTENSION OF NOTES

In February 2004, National and the holder of a $1.0 million secured demand note that was initially scheduled to mature on February 1, 2004, extended the term of the secured demand note to March 1, 2005. National and the holder have agreed that at maturity, subject to NASD approval that was received in February 2005, this secured demand note will be extended to March 1, 2006. Additionally, two noteholders have extended the maturity date on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005, and effective February 1, 2004, the interest rate on such notes was increased from 9% to 12% per annum.

The Company is accreting the total allocated fair value of $158,000 over the extended 18-month term of these notes. Such accretion has been included in "Interest" on the accompanying condensed consolidated December 31, 2004 financial statements.

NOTE 9. PRIVATE PLACEMENTS

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

In the fourth quarter of fiscal year 2004, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. Each unit in the offering sold for $1.60 and consisted of two shares of Common Stock and one three-year warrant to purchase one share of Common Stock at a per share price of $1.50. Net proceeds of approximately $930,000 were received in the fourth quarter of fiscal year 2004, and the Company correspondingly issued 1,250,000 shares of Common Stock and 625,000 warrants.

NOTE 10. STOCKHOLDERS' EQUITY

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

In the quarter ended December 31, 2004, the Company received proceeds of approximately $7,500 from the exercise of outstanding warrants.

NOTE 11. THE AMERICAN STOCK EXCHANGE

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

NOTE 12. POTENTIAL MERGER

In October 2004, the Company entered into a preliminary letter of intent to consummate a merger or other similar combination with First Montauk Financial Corp. On February 10, 2005 the Company and First Montauk signed a definitive merger agreement. The merger is subject to numerous conditions, including affirmative vote of the Company and First Montauk shareholders, regulatory approvals, and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 28, 2004. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

The Company's first quarter of fiscal year 2005 resulted in a decrease in revenues, and a comparatively lesser decrease in expenses compared to the same period last year. The decrease in revenues is primarily due to the weaker securities markets experienced by the Company, and the Company's cessation of its market making activities. As a result, the Company reported a net loss before income taxes of $184,000 compared with net income before income taxes of $464,000 for the first quarters of fiscal years 2005 and 2004, respectively. This represents a reduction of $648,000 from the prior period.

                                                     Three Months Ended
                                                          December 31,                     Increase (Decrease)
                                             -------------------------------------  -------------------------------
                                                   2004                2003              Amount          Percent
                                             -----------------   -----------------  -----------------  ------------
Commissions                                      $ 10,295,000        $ 11,372,000       $ (1,077,000)     (9%)
                                             -----------------   -----------------  -----------------
Proprietary trading                                 1,155,000           1,663,000           (508,000)     (31%)
Market making                                              --             335,000           (335,000)      n/a
Mark-ups and mark-downs                                41,000              66,000            (25,000)     (38%)
                                             -----------------   -----------------  -----------------
Net dealer inventory gains                          1,196,000           2,064,000           (868,000)     (42%)
Investment banking                                    106,000             332,000           (226,000)     (68%)
Interest and dividends                                503,000             669,000           (166,000)     (25%)
Transfer fees and clearance services                  865,000             583,000            282,000       48%
Gains on extinguishments of debt                           --             375,000           (375,000)      n/a
Other                                                 143,000             124,000             19,000       15%
                                             -----------------   -----------------  -----------------
                                                 $ 13,108,000        $ 15,519,000       $ (2,411,000)     (16%)
                                             =================   =================  =================

Total revenues decreased $2,411,000, or 16%, in the first quarter of fiscal year 2005 to $13,108,000 from $15,519,000 in the first quarter of fiscal year 2004. This decrease is mainly due to the weaker securities markets that reduced commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During the first quarter of fiscal year 2005, total trading volume decreased by approximately 49%, compared to the first quarter of fiscal year 2004. This decrease is attributable to the current cessation of the Company's market making activities. Trading volume in this period related to retail brokerage decreased 20%. Commission revenue decreased $1,077,000, or 9%, to $10,295,000 from $11,372,000 during the first quarter of fiscal year 2005 compared with the same period in fiscal year 2004. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $868,000, or 42%, to $1,196,000 from $2,064,000 during the first quarter of fiscal year 2005 compared with the same period in fiscal year 2004. The decrease is due to a reduction in proprietary trading in the bond market, reflecting an overall decline in this market compared to the strength that has been realized in the equity markets, and the current cessation of the Company's market making activities. During the first quarter of fiscal year 2005, revenues from proprietary trading decreased $508,000, or 31%, to $1,155,000 from $1,663,000 in the same period of fiscal year 2004, revenues from market making activities decreased to $0 from $335,000 in the first quarter of fiscal year 2005, and revenues from customer mark-ups and mark-downs decreased $25,000, or 38%, to $41,000 from $66,000 in the first quarter of fiscal year 2004.

Investment banking revenue decreased $226,000, or 68%, to $106,000 from $332,000 in the first quarter of fiscal year 2005 compared with the first quarter of fiscal year 2004. The decrease in investment banking revenues is attributable to the Company having completed a private placement in the first quarter of fiscal year 2004. Interest and dividend income decreased $166,000 or 25%, to $503,000 from $669,000 in the first quarter of fiscal year 2005 compared with the same period last year. The decrease in interest income is attributable to a decrease in the interest rate charged for debit balances in National's customers' accounts from the same period last year. Transfer fees increased $282,000, or 48%, to $865,000 in the first quarter of fiscal year 2005 from $583,000 in the first quarter of fiscal year 2004. The increase is due to higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

The Company realized a gain of $375,000 on debt forgiveness from its prior clearing firm, First Clearing, in the first quarter of fiscal year 2004. Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, increased $19,000, or 15%, to $143,000 from $124,000 during the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. The increase is due to a higher level of assets under management attributable to the opening of new customer accounts.

                                                      Three Months Ended
                                                          December 31,                    Increase (Decrease)
                                             -------------------------------------  -------------------------------
                                                   2004                2003              Amount          Percent
                                             -----------------   -----------------  -----------------  ------------
Commission expense related to:
       Commission revenue                         $ 8,655,000         $ 9,003,000       $   (348,000)     (4%)
       Net dealer inventory gains                     754,000           1,292,000           (538,000)     (42%)
       Investment banking                              86,000             266,000           (180,000)     (68%)
                                             -----------------   -----------------  -----------------
Commissions                                         9,495,000          10,561,000         (1,066,000)     (10%)
Employee compensation                               1,236,000           1,277,000            (41,000)     (3%)
Clearing fees                                         347,000             711,000           (364,000)     (51%)
Communications                                        465,000             579,000           (114,000)     (20%)
Occupancy and equipment costs                         716,000             670,000             46,000       7%
Professional fees                                     414,000             355,000             59,000       17%
Litigation settlement                                      --             400,000           (400,000)      n/a
Interest                                              119,000              51,000             68,000      133%
Taxes, licenses and registration                      110,000             100,000             10,000       10%
Other administrative expenses                         390,000             351,000             39,000       11%
                                             -----------------   -----------------  -----------------
                                                  $13,292,000         $15,055,000       $ (1,763,000)     (12%)
                                             =================   =================  =================

In comparison with the 16% decrease in total revenues, total expenses decreased 12% or $1,763,000 to $13,292,000 for the first quarter of fiscal year 2005 compared to $15,055,000 in the first quarter of fiscal year 2004. The decrease in total expenses is a result of lower commission expenses directly associated with commission revenues, lower clearing fees and the litigation settlement in the first quarter of fiscal year 2004.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $1,066,000, or 10%, to $9,495,000 in the first quarter of fiscal year 2005 from $10,561,000 in the first quarter of fiscal year 2004. Commission expense related to commission revenue decreased $348,000, or 4%, to $8,655,000 in the first quarter of fiscal year 2005 from $9,003,000 in the first quarter of fiscal year 2004; commission expense related to net dealer inventory gains decreased $538,000, or 42%, to $754,000 in the first quarter of fiscal year 2005 from $1,292,000 in the first quarter of fiscal year 2004; and commission expense related to investment banking decreased $180,000, or 68%, to $86,000 in the first quarter of fiscal year 2005 from $266,000 in the first quarter of fiscal year 2004. Commission expense as a percentage of commission revenues increased to 84% in the first quarter of fiscal year 2005 from 79% in the first quarter of fiscal year 2004. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. The commission expense as a percentage of both net dealer inventory gains and investment banking was relatively unchanged between the first quarter of fiscal year 2005 and the first quarter of fiscal year 2004. Commission expense includes the amortization of advances to registered representatives of $233,000 and $115,000 for the first quarter of fiscal years 2005 and 2004, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense decreased $41,000, or 3%, to $1,236,000 in the first quarter of fiscal year 2005 from $1,277,000 in the first quarter of fiscal year 2004. The decrease is attributable to bonuses based on operating income that were paid to senior management in the first quarter of fiscal year 2004. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 82% from 78% in the first quarters of fiscal year 2005 and 2004, respectively. The increase is attributable to an overall higher payout percentage to National's retail brokers.

Clearing fees decreased $364,000, or 51%, to $347,000 in the first quarter of fiscal year 2005 from $711,000 in the first quarter of fiscal year 2004. The reduction in clearing fees is attributable to the lower trading volume in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004, and lower clearing costs associated with the Company's new clearing agreement. Clearing fees were reduced by forgiveness of debt that was fully repaid in February 2004, from the Company's prior clearing firm based on ticket volume in the amount of $136,000 in the first quarter of fiscal year 2004.

Communication expenses decreased $114,000 or 20%, to $465,000 from $579,000 in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. The decrease is due a reduction in the number of quotation machines resulting from the current cessation of the Company's market making activities. Occupancy costs increased $46,000, or 7%, to $716,000 from $670,000. The increase in occupancy expense is due to additional space at the Company's New York office. Professional fees increased $59,000, or 17%, to $414,000 from $355,000 in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations. In January 2004, an arbitration panel awarded damages against the Company of approximately $400,000 related to an employment contract with a former employee of the Company. This amount was recorded as "Litigation settlement" and accrued in the first quarter of fiscal year 2004.

Interest expense increased $68,000, or 133%, to $119,000 from $51,000 in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. The increase is due to interest on the notes issued by the Company in the second quarter of fiscal year 2004, and the amortization of $113,000 attributable to those notes, and other notes that were modified in the second quarter of fiscal year 2004. Taxes, licenses and registration increased $10,000, or 10%, to $110,000 from $100,000 in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. Other administrative expenses increased $39,000 or 11% to $390,000 from $351,000 in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. The increase in other expenses is due to costs incurred relating to the Company's change of clearing firms.

The Company reported a net loss before income taxes of $184,000 in the first quarter of fiscal year 2005 compared to net income before income taxes of $464,000 in the first quarter of fiscal year 2004. Overall, the net loss attributable to common stockholders in the first quarter of fiscal year 2005 was $255,000, or $.05 per common share, as compared to the diluted earnings attributable to common stockholders of $401,000, or $.07 per common share in the first quarter of fiscal year 2004. The net loss attributable to common stockholders for the first quarter of fiscal year 2005 and the net income attributable to common stockholders for the first quarter of fiscal year 2004 reflects $71,000 and $63,000 of cumulative but unpaid preferred stock dividends, in both fiscal quarters, on the Company's Preferred Stock.

Liquidity and Capital Resources

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. At December 31, 2004, National's net capital exceeded the requirement by $1,111,000.

Advances, dividend payments and other equity withdrawals from the Company's subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

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

In the fourth quarter of fiscal year 2004, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. Each unit in the offering sold for $1.60 and consisted of two shares of Common Stock and one three-year warrant to purchase one share of Common Stock at a per share price of $1.50. Net proceeds of approximately $930,000 were received in the fourth quarter of fiscal year 2004, and the Company correspondingly issued 1,250,000 shares of Common Stock and 625,000 warrants.

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

In June 2004, National entered into an agreement with Fiserv to clear its brokerage business. The conversion from First Clearing to Fiserv was completed in the first week of October 2004. As part of this transaction, Fiserv provided National with an $800,000 conversion assistance payment, $250,000 of which was paid in June 2004, $250,000 of which was paid in August 2004, and $300,000 of which was paid in October 2004. The Company believes that the overall effect of the new clearing relationship is beneficial to the Company's cost structure, liquidity and capital resources.

In February 2004, National and the holder of a $1.0 million secured demand note that was initially scheduled to mature on February 1, 2004, extended the term of the secured demand note to March 1, 2005. National and the holder have agreed that at maturity, subject to NASD approval that was received in February 2005, this secured demand note will be extended to March 1, 2006. Additionally, two noteholders have extended the maturity date on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005, and effective February 1, 2004, the interest rate on such notes was increased from 9% to 12% per annum.

In the quarter ended December 31, 2004, the Company received proceeds of approximately $7,500 from the exercise of outstanding warrants.

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

The Company believes that despite the current weaker market conditions, the Company will have sufficient funds to maintain its current level of business activities during fiscal year 2005. If market conditions should weaken further, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk arises from the fact that it engages in proprietary trading and historically made dealer markets in equity securities. Accordingly, the Company may be required to maintain certain amounts of inventories in order to facilitate customer order flow. The Company may incur losses as a result of price movements in these inventories due to changes in interest rates, foreign exchange rates, equity prices and other political factors. The Company is not subject to direct market risk due to changes in foreign exchange rates. However, the Company is subject to market risk as a result of changes in interest rates and equity prices, which are affected by global economic conditions. The Company manages its exposure to market risk by limiting its net long or short positions. Trading and inventory accounts are monitored daily by management and the Company has instituted position limits.

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

The following table shows the quoted market values of the Company's securities held for resale ("long"), securities sold, but not yet purchased ("short") and net positions as of December 31, 2004:

                                          Long            Short           Net
                                        --------        --------        --------
Corporate Stocks                        $ 46,000        $  8,000        $ 38,000
Corporate Bonds                          251,000         250,000           1,000
Government Obligations                   307,000          26,000         281,000
                                        --------        --------        --------
                                        $604,000        $284,000        $320,000
                                        ========        ========        ========

ITEM 4A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

Item 4B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the first quarter of fiscal year 2005 that has not been reported on a current report on Form 8-K.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter, there were no significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please refer to Note 5 herein, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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


              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY



February 11, 2005               By: /s/ Mark Goldwasser
                                    --------------------------------------------
                                    Mark Goldwasser
                                    President and Chief Executive Officer




February 11, 2005               By: /s/ Robert H. Daskal
                                    --------------------------------------------
                                    Robert H. Daskal
                                    Acting Chief Financial Officer