Form 10-Q
period 2005-03-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2005-05-10
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005            Commission File Number 001-12629
                      --------------                                   ---------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        36-4128138
-------------------------------                ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer incorporation or
      Identification No.)                                 organization)


         875 North Michigan Avenue, Suite 1560, Chicago, Illinois 60611
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:           (312) 751-8833
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at May 9, 2005 was 5,045,878.

                      OLYMPIC CASCADE FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             ---- Three Months Ended ----    ----  Six Months Ended -----
                                                               March 31,       March 31,       March 31,       March 31,
                                                                 2005            2004            2005            2004
                                                             ------------    ------------    ------------    ------------
REVENUES:
     Commissions                                             $  8,850,000    $ 15,302,000    $ 19,146,000    $ 26,674,000
     Net dealer inventory gains                                 1,395,000       1,988,000       2,592,000       4,051,000
     Investment banking                                           132,000         368,000         238,000         700,000
     Interest and dividends                                       859,000         862,000       1,362,000       1,531,000
     Transfer fees and clearing services                          711,000         747,000       1,576,000       1,329,000
     Gains on extinguishments of debt                                --           756,000            --         1,131,000
     Other                                                        259,000         207,000         401,000         332,000
                                                             ------------    ------------    ------------    ------------

TOTAL REVENUES                                                 12,206,000      20,230,000      25,315,000      35,748,000
                                                             ------------    ------------    ------------    ------------

EXPENSES:
     Commissions                                                8,623,000      13,747,000      18,119,000      24,308,000
     Employee compensation and related expenses                 1,316,000       1,531,000       2,552,000       2,808,000
     Clearing fees                                                323,000       1,051,000         670,000       1,762,000
     Communications                                               370,000         731,000         835,000       1,310,000
     Occupancy and equipment costs                                757,000         771,000       1,473,000       1,441,000
     Professional fees                                            305,000         470,000         719,000         825,000
     Litigation settlement                                           --              --              --           400,000
     Interest                                                     109,000          91,000         228,000         142,000
     Taxes, licenses, registration                                 48,000         162,000         159,000         262,000
     Other administrative expenses                                494,000         379,000         883,000         730,000
                                                             ------------    ------------    ------------    ------------

TOTAL EXPENSES                                                 12,345,000      18,933,000      25,638,000      33,988,000
                                                             ------------    ------------    ------------    ------------

NET (LOSS) INCOME                                                (139,000)      1,297,000        (323,000)      1,760,000

Preferred stock dividends                                         (69,000)        (62,000)       (140,000)       (126,000)
                                                             ------------    ------------    ------------    ------------

Net (loss) income attributable to common stockholders        $   (208,000)   $  1,235,000    $   (463,000)   $  1,634,000
                                                             ============    ============    ============    ============

NET (LOSS) INCOME PER COMMON SHARE

Basic:
     Net (loss) income attributable to common stockholders   $      (0.04)   $       0.37    $      (0.09)   $       0.49
                                                             ============    ============    ============    ============

Diluted:
     Net (loss) income attributable to common stockholders   $      (0.04)   $       0.20    $      (0.09)   $       0.27
                                                             ============    ============    ============    ============

Weighted average number of shares outstanding
     Basic                                                      5,013,434       3,367,558       5,003,291       3,367,558
                                                             ============    ============    ============    ============
     Diluted                                                    5,013,434       6,331,005       5,003,291       6,065,057
                                                             ============    ============    ============    ============

           See notes to condensed consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                                 March 31,      September 30,
                                                                                                   2005              2004
                                                                                               (unaudited)     (see note below)
                                                                                               ------------    ---------------
CASH                                                                                           $    431,000    $       351,000
DEPOSITS WITH CLEARING ORGANIZATIONS                                                                500,000            995,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS                                        1,988,000          3,821,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $850,000
              at March 31, 2005 and September 30, 2004, respectively                                869,000            889,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                            1,872,000          1,736,000
SECURITIES HELD FOR RESALE, at market                                                             1,066,000            149,000
FIXED ASSETS, net                                                                                   256,000            301,000
SECURED DEMAND NOTE                                                                               1,000,000          1,000,000
OTHER ASSETS                                                                                        560,000            480,000
                                                                                               ------------    ---------------

TOTAL ASSETS                                                                                   $  8,542,000    $     9,722,000
                                                                                               ============    ===============

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS                                           $    326,000    $       115,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                                   740,000             33,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                          2,947,000          4,790,000
NOTES PAYABLE                                                                                     1,871,000          1,855,000
                                                                                               ------------    ---------------
TOTAL LIABILITIES                                                                                 5,884,000          6,793,000
                                                                                               ------------    ---------------

SUBORDINATED BORROWINGS                                                                           1,000,000          1,000,000
                                                                                               ------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
            Preferred stock, $.01 par value, 200,000 shares authorized at March 31, 2005 and September 30, 2004 respectively; 50,000 shares designated as
               Series A at March 31, 2005 and September 30, 2004, respectively                         --                 --
            Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized at March 31, 2005 and September 30, 2004, respectively;
               33,320 shares issued and outstanding (liquidation preference: $3,332,000)
               and 31,117 shares issued and outstanding (liquidation preference: $3,117,700)
               at March 31, 2005 and September 30, 2004, respectively                                  --                 --
            Common stock, $.02 par value, 30,000,000 shares authorized at March 31, 2005 and September 30, 2004 respectively; 5,045,878 and 4,984,332 issued
               and outstanding, at March 31, 2005 and September 30, 2004, respectively              101,000            100,000
            Additional paid-in capital                                                           15,164,000         14,790,000
            Accumulated deficit                                                                 (13,607,000)       (12,961,000)
                                                                                               ------------    ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                        1,658,000          1,929,000
                                                                                               ------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $  8,542,000    $     9,722,000
                                                                                               ============    ===============

Note: The balance sheet at September 30, 2004 has been derived from the audited consolidated financial statements at that date.


           See notes to condensed consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          --------Six Months Ended--------
                                                                                          March 31, 2005    March 31, 2004
                                                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                                      $     (323,000)   $    1,760,000
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
            Depreciation and amortization                                                         85,000            89,000
            Amortization of note discount                                                         91,000            38,000
            Gains on extinguishments of debt                                                        --          (1,131,000)
            Forgiveness of loan                                                                     --            (251,000)
            Issuance of common stock in settlement of arbitrations and claims                     40,000              --
   Changes in assets and liabilities
            Deposits with clearing organizations                                                 495,000           450,000
            Receivables from broker-dealers, clearing organizations and others                 1,717,000          (823,000)
            Securities held for resale, at market                                               (917,000)         (556,000)
            Other assets                                                                         (80,000)         (114,000)
            Payables                                                                          (1,640,000)          608,000
            Securities sold, but not yet purchased, at market                                    707,000           360,000
                                                                                          --------------    --------------
   Net cash provided by operating activities                                                     175,000           430,000
                                                                                          --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of fixed assets                                                             (40,000)         (140,000)
                                                                                          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Net proceeds from issuance of notes payable and warrants                                --           1,032,000
            Payment of notes payable                                                             (75,000)         (750,000)
            Exercise of stock options and warrants                                                20,000              --
                                                                                          --------------    --------------
   Net cash (used in) provided by financing activities                                           (55,000)          282,000
                                                                                          --------------    --------------

NET INCREASE IN CASH                                                                              80,000           572,000

CASH BALANCE
            Beginning of the period                                                              351,000           451,000
                                                                                          --------------    --------------

            End of the period                                                             $      431,000    $    1,023,000
                                                                                          ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
            Cash paid during the period for:
            Interest                                                                      $      147,000    $       72,000
                                                                                          ==============    ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
               FINANCING ACTIVITIES
            Gains on extinguishments of debt                                              $         --      $    1,131,000
                                                                                          ==============    ==============
            Forgiveness of loan                                                           $         --      $      251,000
                                                                                          ==============    ==============
            Warrants issued in connection with debt                                       $         --      $      341,000
                                                                                          ==============    ==============
            Preferred stock dividends                                                     $      322,000    $      503,000
                                                                                          ==============    ==============


           See notes to condensed consolidated financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended March 31, 2005 and March 31, 2004 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), "Share-Based Payment." The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for the Company is the first interim reporting period beginning after September 30, 2005, and applies to all outstanding and unvested SBP awards at a company's adoption. Management has not yet determined the impact of this pronouncement on the Company's financial statements.

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

                                                                      Three Months Ended                  Six Months Ended
                                                               --------------------------------   --------------------------------
                                                               March 31, 2005    March 31, 2004   March 31, 2005    March 31, 2004
                                                               --------------------------------   --------------------------------
Net (loss) income attributable to common stockholders
  - as reported                                                $     (208,000)   $    1,235,000   $     (463,000)   $    1,634,000
    Stock-based employee compensation cost determined
      under fair value method, net of tax effects                    (791,000)          (64,000)        (869,000)          (73,000)
                                                               --------------------------------   --------------------------------
    Net (loss) income attributable to common stockholders
     - pro forma                                               $     (999,000)   $    1,171,000   $   (1,332,000)   $    1,561,000
                                                               ================================   ================================

(Loss) earnings per share
  Basic (loss) earnings per share:
    Net (loss) income attributable to common stockholders
      - as reported                                            $        (0.04)   $         0.37   $        (0.09)   $         0.49
    Per share stock-based employee compensation cost
      determined under fair value method, net of tax effects            (0.16)            (0.02)           (0.17)            (0.03)
                                                               --------------------------------   --------------------------------
    Net (loss) income attributable to common stockholders
      - pro forma                                              $        (0.20)   $         0.35   $        (0.26)   $         0.46
                                                               ================================   ================================

  Diluted (loss) earnings per share:
    Net (loss) income attributable to common stockholders
     - as reported                                             $        (0.04)   $         0.20   $       (0.09)    $         0.27
    Per share stock-based employee compensation cost
      determined under fair value method, net of tax effects            (0.16)            (0.01)           (0.17)            (0.01)
                                                               --------------------------------   --------------------------------
    Net (loss) income attributable to common stockholders
     - pro forma                                               $        (0.20)   $         0.19   $        (0.26)   $         0.26
                                                               ================================   ================================


The Black-Scholes option valuation model is used to estimate the fair value of the options granted in the three and six-month periods ended March 31, 2005 and 2004. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In management's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:


                                Three months ended December 31,
                                   2005                2004
                                ----------          ----------
Assumptions:
Risk-free interest rate               3.15%               2.48%

Expected life, in years                5.0                 3.0

Expected volatility                    135%                123%

Results:
Fair value of options granted   $     1.10          $     1.47


On February 14, 2005, the Company issued to employees 150,000 options to purchase common stock. The options vested immediately at the date of the grant, have a 5-year life and are exercisable at prices ranging from $1.25 to $1.375. The weighted average fair value of these options is approximately $1.30 per share.

On February 14, 2005, the Company also modified the terms of 522,000 existing options by restating the exercise price to a range from $1.25 to $1.375 and fully accelerating the vesting period for these options. As such, the guidance provided by FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" requires a stock option or award, which is modified to comply with variable accounting. As a result, there may be an additional charge to record until the options are exercised. There was no additional charge required for the three and six months ended March 31, 2005.

NOTE 3. SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of March 31, 2005:


                                       Securities held    Securities sold, but
                                         for resale        not yet purchased
                                       ---------------    --------------------
Corporate Stocks                       $        66,000    $             21,000
Corporate Bonds                                188,000                 142,000
Government Obligations                         812,000                 577,000
                                       ---------------    --------------------
                                       $     1,066,000    $            740,000
                                       ===============    ====================


NOTE 4. CLEARING AGREEMENTS

In December 2003, the Company engaged in various discussions with the NASD relating to the Security Agreement between National Securities Corporation ("National") and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 resulting from this reduction was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note; and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of a $375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gain on extinguishment of debt in the first quarter of fiscal year 2004.

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

In June 2004, National entered into an agreement with Fiserv Securities, Inc. ("Fiserv") to clear its brokerage business. The conversion from First Clearing to Fiserv was completed in the first week of October 2004. As part of this transaction, Fiserv provided National with an $800,000 conversion assistance payment, $250,000 of which was paid in June 2004, $250,000 of which was paid in August 2004, and $300,000 of which was paid in October 2004. In March 2005, National Financial Services LLC ("NFS") acquired the clearing business of Fiserv. In April 2005, National entered into a clearing agreement with NFS that is expected to be effective in June 2005. The Company believes that the overall effect of the new clearing relationship will be beneficial to the Company's cost structure, liquidity and capital resources.

NOTE 5. CONTINGENCIES

In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. National filed its answer in April 2003. In January 2004, the court entered an order denying class certification. As a result of this order denying class certification, the only remaining claims against National are the individual claims asserted by the two class representatives totaling $60,000. Plaintiffs have filed an appeal of this order, and it is now fully briefed and has been submitted. The action in the lower court, including a pending motion for summary judgment, has been stayed. National believes it has meritorious defenses and intends to vigorously contest class certification and defend this action, although the ultimate outcome of the matter cannot be determined at this time. Accordingly, the Company is unable to predict the outcome of this matter, and no adjustments have been made in the consolidated financial statements in response to this matter.

The NASD has been engaged in an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers that were contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement in August 2004, whereby National, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD, that in the aggregate approximated $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The unpaid balance of approximately $219,000 at March 31, 2005 has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages aggregating approximately $1.4 million (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2005 is $225,000, and has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and NASD related expenses of $212,000 and $401,000 for the second quarter of fiscal year 2005 and 2004, respectively, and $533,000 and $699,000 for the first six months of fiscal year 2005 and 2004, respectively.

NOTE 6. CUMULATIVE DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company's Series A Convertible Preferred Stock are to receive dividends on a quarterly basis at a rate of 9% per annum per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. In March 2005, the Company's Board of Directors declared an in-kind dividend in the aggregate of 2,143 shares of Series A Preferred Stock, in payment of approximately $322,000 of dividends accrued through March 31, 2005. Such shares were issued on April 30, 2005. At March 31, 2005, the accumulated dividend on the Company's 33,320 issued and outstanding shares of Series A Preferred Stock was $0.

NOTE 7. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted. Stock options and warrants, and conversion of the cumulative convertible Preferred Stock, were excluded from the diluted loss per share computation for the three and six month periods ended March 31, 2005, since the Company incurred a loss for this period and the inclusion of such securities would be antidilutive.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

                                                 Three Months Ended                   Six Months Ended
                                          --------------------------------    --------------------------------
                                          March 31, 2005    March 31, 2004    March 31, 2005    March 31, 2004
                                          --------------------------------    --------------------------------
Numerator:
   Net (loss) income                      $     (139,000)   $    1,297,000    $     (323,000)   $    1,760,000
   Preferred stock dividends                     (69,000)          (62,000)         (140,000)         (126,000)
                                          --------------------------------    --------------------------------
Numerator for basic earnings per share
   -- net (loss) income attributable to
   common stockholders - as reported      $     (208,000)   $    1,235,000    $     (463,000)   $    1,634,000
                                          ================================    ================================

Denominator:
   Denominator for basic earnings per
      share--weighted average shares           5,013,434         3,367,558         5,003,291         3,367,558
                                          --------------------------------    --------------------------------
   Effect of dilutive securities:
      Stock options                                 --              75,507              --              58,255
      Warrants                                      --             809,475              --             560,779
      Assumed comversion of Series A
         Preferred Stock                            --           2,078,465              --           2,078,465
                                          --------------------------------    --------------------------------
   Dilutive potential common shares                 --           2,963,447              --           2,697,499
                                          --------------------------------    --------------------------------
Denominator for diluted earnings per
   share--adjusted weighted-average
    shares and assumed conversions             5,013,434         6,331,005         5,003,291         6,065,057
                                          ================================    ================================

Net (loss) income available to
   common stockholders
   Basic:                                 $        (0.04)   $         0.37    $        (0.09)   $         0.49
                                          ================================    ================================

   Diluted:                               $        (0.04)   $         0.20    $        (0.09)   $         0.27
                                          ================================    ================================


For the three-month periods ended March 31, 2005 and 2004, 5,525,611 shares and 942,750 shares, respectively, attributable to outstanding Series A Preferred Stock, stock options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was antildilutive. For the six-month periods ended March 31, 2005 and 2004, 5,525,611 shares and 1,012,750 shares, respectively, attributable to outstanding Series A Preferred Stock, stock options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was antildilutive.

NOTE 8. EXTENSION OF NOTES

In February 2004, National and the holder of a $1.0 million secured demand note that was initially scheduled to mature on February 1, 2004, extended the term of the secured demand note to March 1, 2005. In February 2005, National and the holder extended the term of the secured demand note to March 1, 2006.

Additionally, two note holders have extended the maturity date on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005, and effective February 1, 2004, the interest rate on such notes was increased from 9% to 12% per annum.

The Company is accreting the total allocated fair value of $158,000 over the extended 18-month term of these notes. Such accretion has been included in "Interest" on the accompanying condensed consolidated March 31, 2005 financial statements.

NOTE 9. PRIVATE PLACEMENTS

In January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The note holders received three-year warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. In December 2004, the Company agreed to rescind a note in the principal amount of $25,000, which was paid in February 2005, and to cancel a warrant to purchase 6,250 shares of Common Stock.

In February 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. The note holders received three-year warrants to purchase an aggregate of 170,000 shares of Common Stock at an exercise price of $1.50 per share, with an allocated fair value of approximately $143,000.

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

NOTE 10. STOCKHOLDERS' EQUITY

In the quarter and six months ended March 31, 2005 the Company received proceeds of approximately $12,500 and $20,000, respectively, from the exercise of outstanding warrants.

NOTE 11. POTENTIAL MERGER

On February 10, 2005, the Company and First Montauk Financial Corp. entered into a definitive merger agreement. The merger, however, is subject to numerous closing conditions, including affirmative vote of the Company and First Montauk shareholders, regulatory approvals, and other customary closing conditions.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The Company's second quarter of fiscal year 2005 resulted in a decrease in revenues, and a comparatively lesser decrease in expenses compared to the same period last year. The decrease in revenues is primarily due to the weaker securities markets experienced by the Company, and the Company's cessation of its market making activities. As a result, the Company reported a net loss before income taxes of $139,000 compared with net income before income taxes of $1,297,000 for the second quarters of fiscal years 2005 and 2004, respectively. This represents a reduction of $1,436,000 from the prior period.


                                           Three Months Ended
                                                March 31,              Increase (Decrease)
                                       --------------------------    ----------------------
                                           2005          2004           Amount      Percent
                                       ------------  ------------    -----------    -------
Commissions                            $ 8,850,000   $ 15,302,000    $(6,452,000)    (42%)
                                       ------------  ------------    -----------
Proprietary trading                      1,372,000      1,763,000       (391,000)    (22%)
Market making                                 --          181,000       (181,000)    n/a
Mark-ups and mark-downs                     23,000         44,000        (21,000)    (48%)
                                       ------------  ------------    -----------
Net dealer inventory gains               1,395,000      1,988,000       (593,000)    (30%)
Investment banking                         132,000        368,000       (236,000)    (64%)
Interest and dividends                     859,000        862,000         (3,000)      0%
Transfer fees and clearance services       711,000        747,000        (36,000)     (5%)
Gains on extinguishments of debt              --          756,000       (756,000)    n/a
Other                                      259,000        207,000         52,000      25%
                                       ------------  ------------    -----------
                                       $12,206,000   $ 20,230,000    $(8,024,000)    (40%)
                                       ===========   ============    ===========


Total revenues decreased $8,024,000, or 40%, in the second quarter of fiscal year 2005 to $12,206,000 from $20,230,000 in the second quarter of fiscal year 2004. This decrease is mainly due to the weaker securities markets that reduced commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During the second quarter of fiscal year 2005, total trading volume decreased 61%, compared to the second quarter of fiscal year 2004. This decrease is attributable in part to the current cessation of the Company's market making activities. Trading volume in this period related to retail brokerage decreased 38%. Commission revenue decreased $6,452,000, or 42%, to $8,850,000 from $15,302,000 during the second quarter of fiscal year 2005 compared with the same period in fiscal year 2004. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $593,000, or 30%, to $1,395,000 from $1,988,000 during the second quarter of fiscal year 2005 compared with the same period in fiscal year 2004. The decrease is due to a reduction in proprietary trading in the bond market, reflecting an overall decline in this market, and the current cessation of the Company's market making activities. During the second quarter of fiscal year 2005, revenues from proprietary trading decreased $391,000, or 22%, to $1,372,000 from $1,763,000 in the same period of fiscal year 2004, revenues from market making activities decreased to $0 from $181,000 in the second quarter of fiscal year 2005, and revenues from customer mark-ups and mark-downs decreased $21,000, or 48%, to $23,000 from $44,000 in the second quarter of fiscal year 2004.

Investment banking revenue decreased $236,000, or 64%, to $132,000 from $368,000 in the second quarter of fiscal year 2005 compared with the second quarter of fiscal year 2004. The decrease in investment banking revenues is attributable to the Company having completed private placements in the second quarter of fiscal year 2004. Interest and dividend income decreased $3,000, or less than 1%, to $859,000 from $862,000 in the second quarter of fiscal year 2005 compared with the same period last year. Transfer fees decreased $36,000, or 5%, to $711,000 in the second quarter of fiscal year 2005 from $747,000 in the second quarter of fiscal year 2004. The decrease reflects the lower trading activity, partially offset by higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

The Company realized a gain of $756,000 on debt forgiveness from its prior clearing firm, First Clearing, in the second quarter of fiscal year 2004. Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, increased $52,000, or 25%, to $259,000 from $207,000 during the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004. The increase is due to a higher level of assets under management attributable to the opening of new customer accounts.

                                         Three Months Ended
                                              March 31,              Increase (Decrease)
                                     --------------------------    ----------------------
                                         2005          2004           Amount      Percent
                                     ------------  ------------    -----------    -------
Commission expense related to:
        Commission revenue           $ 7,638,000   $ 12,317,000    $(4,679,000)    (38%)
        Net dealer inventory gains       879,000      1,136,000       (257,000)    (23%)
        Investment banking               106,000        294,000       (188,000)    (64%)
                                     ------------  ------------    -----------
Commissions                            8,623,000     13,747,000     (5,124,000)    (37%)
Employee compensation                  1,316,000      1,531,000       (215,000)    (14%)
Clearing fees                            323,000      1,051,000       (728,000)    (69%)
Communications                           370,000        731,000       (361,000)    (49%)
Occupancy and equipment costs            757,000        771,000        (14,000)     (2%)
Professional fees                        305,000        470,000       (165,000)    (35%)
Litigation settlement                       --             --             --       n/a
Interest                                 109,000         91,000         18,000      20%
Taxes, licenses and registration          48,000        162,000       (114,000)    (70%)
Other administrative expenses            494,000        379,000        115,000      30%
                                     ------------  ------------    -----------
                                     $12,345,000   $ 18,933,000    $(6,588,000)    (35%)
                                     ============  ============    ===========


In comparison with the 40% decrease in total revenues, total expenses decreased 35%, or $6,588,000, to $12,345,000 for the second quarter of fiscal year 2005 compared to $18,933,000 in the second quarter of fiscal year 2004. The decrease in total expenses is primarily the result of lower commission expenses directly associated with commission revenues and lower clearing fees.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $5,124,000, or 37%, to $8,623,000 in the second quarter of fiscal year 2005 from $13,747,000 in the second quarter of fiscal year 2004. Commission expense related to commission revenue decreased $4,679,000, or 38%, to $7,638,000 in the second quarter of fiscal year 2005 from $12,317,000 in the second quarter of fiscal year 2004; commission expense related to net dealer inventory gains decreased $257,000, or 23%, to $879,000 in the second quarter of fiscal year 2005 from $1,136,000 in the second quarter of fiscal year 2004; and commission expense related to investment banking decreased $188,000, or 64%, to $106,000 in the second quarter of fiscal year 2005 from $294,000 in the second quarter of fiscal year 2004. Commission expense as a percentage of commission revenues increased to 86% in the second quarter of fiscal year 2005 from 80% in the second quarter of fiscal year 2004. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 63% in the second quarter of fiscal year 2005 from 57% in the second quarter of fiscal year 2004. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking was relatively unchanged between the second quarter of fiscal year 2005 and the second quarter of fiscal year 2004. Commission expense includes the amortization of advances to registered representatives of $267,000 and $153,000 for the second quarter of fiscal years 2005 and 2004, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense decreased $215,000, or 14%, to $1,316,000 in the second quarter of fiscal year 2005 from $1,531,000 in the second quarter of fiscal year 2004. The decrease is primarily attributable to bonuses based on operating income that were paid to senior management in the second quarter of fiscal year 2004. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 81% from 76% in the second quarter of fiscal years 2005 and 2004, respectively. The increase is attributable to an overall higher payout percentage to National's retail brokers.

Clearing fees decreased $728,000, or 69%, to $323,000 in the second quarter of fiscal year 2005 from $1,051,000 in the second quarter of fiscal year 2004. The reduction in clearing fees is attributable to the lower trading volume in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004, and lower clearing costs associated with the Company's new clearing agreement. In the second quarter of fiscal year 2004, clearing fees were reduced based on ticket volume in the amount of $114,000, from forgiveness of debt that was fully repaid in February 2004, from the Company's prior clearing firm.

Communication expenses decreased $361,000, or 49%, to $370,000 from $731,000 in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004. The decrease is due a reduction in the number of quotation machines resulting from the current cessation of the Company's market making activities. Occupancy costs decreased $14,000, or 2%, to $757,000 from $771,000 in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004. Professional fees decreased $165,000, or 35%, to $305,000 from $470,000 in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations.

Interest expense increased $18,000, or 20%, to $109,000 from $91,000 in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004. The increase is due to interest on the notes issued by the Company in the second quarter of fiscal year 2004. Included in interest expense is the amortization of $41,000 and $27,000 for the second quarter of fiscal years 2005 and 2004, respectively, attributable to those notes, and other notes that were modified in the second quarter of fiscal year 2004. Taxes, licenses and registration decreased $114,000, or 70%, to $48,000 from $162,000 in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004. The decrease resulted from a refund of prior years state business taxes. Other administrative expenses increased $115,000, or 30%, to $494,000 from $379,000 in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004. The increase in other expenses is primarily due to trading losses that cannot be collected from customers.

The Company reported a net loss before income taxes of $139,000 in the second quarter of fiscal year 2005 compared to net income before income taxes of $1,297,000 in the second quarter of fiscal year 2004. Overall, the net loss attributable to common stockholders in the second quarter of fiscal year 2005 was $208,000, or $.04 per common share, as compared to the diluted earnings attributable to common stockholders of $1,235,000, or $.20 per common share in the second quarter of fiscal year 2004. The net loss attributable to common stockholders for the second quarter of fiscal year 2005 and the net income attributable to common stockholders for the second quarter of fiscal year 2004 reflects $69,000 and $62,000 of cumulative Preferred Stock dividends on the Company's Preferred Stock for the second quarter of fiscal years 2005 and 2004, respectively.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

The Company's first six months of fiscal year 2005 resulted in a decrease in revenues, and a comparatively lesser decrease in expenses compared to the same period last year. The decrease in revenues is primarily due to the weaker securities markets experienced by the Company, and the Company's cessation of its market making activities. As a result, the Company reported a net loss before income taxes of $323,000 compared with net income before income taxes of $1,760,000 for the first six months of fiscal years 2005 and 2004, respectively. This represents a reduction of $2,083,000 from the prior period.


                                            Six Months Ended
                                                March 31,              Increase (Decrease)
                                       --------------------------    ----------------------
                                           2005          2004           Amount      Percent
                                       ------------  ------------    -----------    -------
Commissions                            $19,146,000   $ 26,674,000    $ (7,528,000)    (28%)
                                       ------------  ------------    -----------
Proprietary trading                      2,528,000      3,426,000        (898,000)    (26%)
Market making                                 --          515,000        (515,000)    n/a
Mark-ups and mark-downs                     64,000        110,000         (46,000)    (42%)
                                       ------------  ------------    -----------
Net dealer inventory gains               2,592,000      4,051,000      (1,459,000)    (36%)
Investment banking                         238,000        700,000        (462,000)    (66%)
Interest and dividends                   1,362,000      1,531,000        (169,000)    (11%)
Transfer fees and clearance services     1,576,000      1,329,000         247,000      19%
Gains on extinguishments of debt              --        1,131,000      (1,131,000)    n/a
Other                                      401,000        332,000          69,000      21%
                                       ------------  ------------    -----------
                                       $25,315,000   $ 35,748,000    $(10,433,000)    (29%)
                                       ===========   ============    ============


Total revenues decreased $10,433,000, or 29%, in the first six months of fiscal year 2005 to $25,315,000 from $35,748,000 in the first six months of fiscal year 2004. This decrease is mainly due to the weaker securities markets that reduced commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During the first six months of fiscal year 2005, total trading volume decreased 56%, compared to the first six months of fiscal year 2004. This decrease is attributable in part to the current cessation of the Company's market making activities. Trading volume in this period related to retail brokerage decreased 30%. Commission revenue decreased $7,528,000, or 28%, to $19,146,000 from $26,674,000 during the first six months of fiscal year 2005 compared with the same period in fiscal year 2004. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $1,459,000, or 36%, to $2,592,000 from $4,051,000 during the first six months of fiscal year 2005 compared with the same period in fiscal year 2004. The decrease is due to a reduction in proprietary trading in the bond market, reflecting an overall decline in this market, and the current cessation of the Company's market making activities. During the first six months of fiscal year 2005, revenues from proprietary trading decreased $898,000, or 26%, to $2,528,000 from $3,426,000 in the same period of fiscal year 2004, revenues from market making activities decreased to $0 from $515,000 in the first six months of fiscal year 2005, and revenues from customer mark-ups and mark-downs decreased $46,000, or 42%, to $64,000 from $110,000 in the first six months of fiscal year 2004.

Investment banking revenue decreased $462,000, or 66%, to $238,000 from $700,000 in the first six months of fiscal year 2005 compared with the first six months of fiscal year 2004. The decrease in investment banking revenues is attributable to the Company having completed private placements in the first six months of fiscal year 2004. Interest and dividend income decreased $169,000, or 11%, to $1,362,000 from $1,531,000 in the first six months of fiscal year 2005 compared with the same period last year. The decrease in interest income is attributable to a decrease in the interest rate charged for debit balances in National's customers' accounts from the same period last year. Transfer fees increased $247,000, or 19%, to $1,576,000 in the first six months of fiscal year 2005 from $1,329,000 in the first six months of fiscal year 2004. The increase is due to higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

The Company realized gains of $1,131,000 on debt forgiveness from its prior clearing firm, First Clearing, in the first six months of fiscal year 2004. Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, increased $69,000, or 21%, to $401,000 from $332,000 during the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004. The increase is due to a higher level of assets under management attributable to the opening of new customer accounts.


                                          Six Months Ended
                                              March 31,              Increase (Decrease)
                                     --------------------------    ----------------------
                                         2005          2004           Amount      Percent
                                     ------------  ------------    -----------    -------
Commission expense related to:
        Commission revenue           $16,294,000   $ 21,319,000    $(5,025,000)    (24%)
        Net dealer inventory gains     1,633,000      2,429,000       (796,000)    (33%)
        Investment banking               192,000        560,000       (368,000)    (66%)
                                     ------------  ------------    -----------
Commissions                           18,119,000     24,308,000     (6,189,000)    (25%)
Employee compensation                  2,552,000      2,808,000       (256,000)     (9%)
Clearing fees                            670,000      1,762,000     (1,092,000)    (62%)
Communications                           835,000      1,310,000       (475,000)    (36%)
Occupancy and equipment costs          1,473,000      1,441,000         32,000       2%
Professional fees                        719,000        825,000       (106,000)    (13%)
Litigation settlement                       --          400,000       (400,000)    n/a
Interest                                 228,000        142,000         86,000      61%
Taxes, licenses and registration         159,000        262,000       (103,000)    (39%)
Other administrative expenses            883,000        730,000        153,000      21%
                                     ------------  ------------    -----------
                                     $25,638,000   $ 33,988,000    $(8,350,000)    (25%)
                                     ===========   ============    ===========


In comparison with the 29% decrease in total revenues, total expenses decreased 25%, or $8,350,000, to $25,638,000 for the first six months of fiscal year 2005 compared to $33,988,000 in the first six months of fiscal year 2004. The decrease in total expenses is a result of lower commission expenses directly associated with commission revenues and lower clearing fees.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $6,189,000, or 25%, to $18,119,000 in the first six months of fiscal year 2005 from $24,308,000 in the first six months of fiscal year 2004. Commission expense related to commission revenue decreased $5,025,000, or 24%, to $16,294,000 in the first six months of fiscal year 2005 from $21,319,000 in the first six months of fiscal year 2004; commission expense related to net dealer inventory gains decreased $796,000, or 33%, to $1,633,000 in the first six months of fiscal year 2005 from $2,429,000 in the first six months of fiscal year 2004; and commission expense related to investment banking decreased $368,000, or 66%, to $192,000 in the first six months of fiscal year 2005 from $560,000 in the first six months of fiscal year 2004. Commission expense as a percentage of commission revenues increased to 85% in the first six months of fiscal year 2005 from 80% in the first six months of fiscal year 2004. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 63% in the first six months of fiscal year 2005 from 60% in the first six months of fiscal year 2004. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking was relatively unchanged between the first six months of fiscal year 2005 and the first six months of fiscal year 2004. Commission expense includes the amortization of advances to registered representatives of $500,000 and $268,000 for the first six months of fiscal years 2005 and 2004, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense decreased $256,000, or 9%, to $2,552,000 in the first six months of fiscal year 2005 from $2,808,000 in the first six months of fiscal year 2004. The decrease is attributable to bonuses based on operating income that were paid to senior management in the first six months of fiscal year 2004. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 82% from 76% in the first six months of fiscal years 2005 and 2004, respectively. The increase is attributable to an overall higher payout percentage to National's retail brokers.

Clearing fees decreased $1,092,000, or 62%, to $670,000 in the first six months of fiscal year 2005 from $1,762,000 in the first six months of fiscal year 2004. The reduction in clearing fees is attributable to the lower trading volume in the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004, and lower clearing costs associated with the Company's new clearing agreement. In the first six months of fiscal year 2004, clearing fees were reduced based on ticket volume in the amount of $250,000, from forgiveness of debt that was fully repaid in February 2004, from the Company's prior clearing firm.

Communication expenses decreased $475,000, or 36%, to $835,000 from $1,310,000 in the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004. The decrease is due a reduction in the number of quotation machines resulting from the current cessation of the Company's market making activities. Occupancy costs increased $32,000, or 2%, to $1,473,000 from $1,441,000 in the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004. Professional fees decreased $106,000, or 13%, to $719,000 from $825,000 in the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations in the second quarter of fiscal year 2005. In January 2004, an arbitration panel awarded damages against the Company of approximately $400,000 related to an employment contract with a former employee of the Company. This amount was recorded as "Litigation settlement" and accrued in the first quarter of fiscal year 2004.

Interest expense increased $86,000, or 61%, to $228,000 from $142,000 in the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004. The increase is due to interest on the notes issued by the Company in the second quarter of fiscal year 2004. Included in interest expense is the amortization of $84,000 and $27,000 for the first six months of fiscal year 2005 and 2004, respectively, attributable to those notes, and other notes that were modified in the first six months of fiscal year 2004. Taxes, licenses and registration decreased $103,000, or 39%, to $159,000 from $262,000 in the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004. The decrease resulted from a refund of prior years state business taxes. Other administrative expenses increased $153,000, or 21%, to $883,000 from $730,000 in the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004. The increase in other expenses is primarily due to trading losses that cannot be collected from customers.

The Company reported a net loss before income taxes of $323,000 in the first six months of fiscal year 2005 compared to net income before income taxes of $1,760,000 in the first six months of fiscal year 2004. Overall, the net loss attributable to common stockholders in the first six months of fiscal year 2005 was $463,000, or $.09 per common share, as compared to the diluted earnings attributable to common stockholders of $1,634,000, or $.27 per common share in the first six months of fiscal year 2004. The net loss attributable to common stockholders for the first six months of fiscal year 2005 and the net income attributable to common stockholders for the first six months of fiscal year 2004 reflects $140,000 and $126,000 of cumulative Preferred Stock dividends on the Company's Preferred Stock for the first six months of fiscal years 2005 and 2004, respectively.

Liquidity and Capital Resources

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. At March 31, 2005, National's net capital exceeded the requirement by $822,000.

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

In January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The note holders received three-year warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. In December 2004, the Company agreed to rescind a note in the principal amount of $25,000, which was paid in February 2005, and to cancel a warrant to purchase 6,250 shares of Common Stock.

In February 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. The note holders received three-year warrants to purchase an aggregate of 170,000 shares of Common Stock at an exercise price of $1.50 per share, with an allocated fair value of approximately $143,000.

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

In December 2003, the Company engaged in various discussions with the NASD relating to the Security Agreement between National and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 resulting from this reduction was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note; and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of a $375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gain on extinguishment of debt in the first quarter of fiscal year 2004.

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

In June 2004, National entered into an agreement with Fiserv to clear its brokerage business. The conversion from First Clearing to Fiserv was completed in the first week of October 2004. As part of this transaction, Fiserv provided National with an $800,000 conversion assistance payment, $250,000 of which was paid in June 2004, $250,000 of which was paid in August 2004, and $300,000 of which was paid in October 2004. In March 2005, National Financial Services LLC ("NFS") acquired the clearing business of Fiserv. In April 2005, National entered into a clearing agreement with NFS that is expected to be effective in June 2005. The Company believes that the overall effect of the new clearing relationship will be beneficial to the Company's cost structure, liquidity and capital resources.

In February 2004, National and the holder of a $1.0 million secured demand note that was initially scheduled to mature on February 1, 2004, extended the term of the secured demand note to March 1, 2005. In February 2005, National and the holder extended the term of the secured demand note to March 1, 2006. Additionally, two note holders have extended the maturity date on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005, and effective February 1, 2004, the interest rate on such notes was increased from 9% to 12% per annum.

In the quarter and six months ended March 31, 2005 the Company received proceeds of approximately $12,500 and $20,000, respectively, from the exercise of outstanding warrants.

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

The following table shows the quoted market values of the Company's securities held for resale ("long"), securities sold, but not yet purchased ("short") and net positions as of March 31, 2005:


                                             Long          Short          Net
                                          ----------      --------      --------
Corporate Stocks                          $   66,000      $ 21,000      $ 45,000
Corporate Bonds                              188,000       142,000        46,000
Government Obligations                       812,000       577,000       235,000
                                          ----------      --------      --------
                                          $1,066,000      $740,000      $326,000
                                          ==========      ========      ========


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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2005, there were no significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please refer to Note 5 herein, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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


              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY



May 10, 2005                          By: /s/ Mark Goldwasser
                                          -------------------------------------
                                          Mark Goldwasser
                                          President and Chief Executive Officer




May 10, 2005                          By: /s/ Robert H. Daskal
                                          -------------------------------------
                                          Robert H. Daskal
                                          Acting Chief Financial Officer