Form 10-Q
period 2005-06-30
OLYMPIC CASCADE FINANCIAL CORP
filed 2005-08-04
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005             Commission File Number 001-12629
                      -------------                                    ---------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       36-4128138
-------------------------------                ---------------------------------
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

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at August 4, 2005 was 5,045,878.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                                  June 30,        September 30,
                                                                                                    2005               2004
                                                                                                (unaudited)      (see note below)
                                                                                                ------------       ------------
CASH                                                                                            $     59,000       $    351,000
DEPOSITS WITH CLEARING ORGANIZATIONS                                                                 500,000            995,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS                                         3,486,000          3,821,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $900,000
          and $850,000 at June 30, 2005 and September 30, 2004, respectively                         633,000            889,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                             1,714,000          1,736,000
SECURITIES HELD FOR RESALE, at market                                                                897,000            149,000
FIXED ASSETS, net                                                                                    251,000            301,000
SECURED DEMAND NOTE                                                                                1,000,000          1,000,000
OTHER ASSETS                                                                                         545,000            480,000
                                                                                                ------------       ------------

TOTAL ASSETS                                                                                    $  9,085,000       $  9,722,000
                                                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

BANK OVERDRAFT                                                                                  $    142,000       $         --
PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS                                                 462,000            115,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                                    434,000             33,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                           3,362,000          4,790,000
NOTES PAYABLE                                                                                      1,914,000          1,855,000
                                                                                                ------------       ------------
TOTAL LIABILITIES                                                                                  6,314,000          6,793,000
                                                                                                ------------       ------------

SUBORDINATED BORROWINGS                                                                            1,000,000          1,000,000
                                                                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value, 200,000 shares authorized at June 30,
             2005 and September 30, 2004 respectively; 50,000 shares designated as
             Series A at June 30, 2005 and September 30, 2004, respectively                               --                 --
          Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized at June 30, 2005 and September 30, 2004, respectively;
             33,320 shares issued and outstanding (liquidation preference: $3,332,000)
             and 31,117 shares issued and outstanding (liquidation preference: $3,117,700)
             at June 30, 2005 and September 30, 2004, respectively                                        --                 --
          Common stock, $.02 par value, 30,000,000 shares authorized at June 30, 2005 and September 30, 2004 respectively; 5,045,878 and 4,984,332 issued
             and outstanding, at June 30, 2005 and September 30, 2004, respectively                  101,000            100,000
          Additional paid-in capital                                                              15,164,000         14,790,000
          Accumulated deficit                                                                    (13,494,000)       (12,961,000)
                                                                                                ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                         1,771,000          1,929,000
                                                                                                ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $  9,085,000       $  9,722,000
                                                                                                ============       ============

Note: The balance sheet at September 30, 2004 has been derived from the audited consolidated financial statements at that date.

                      OLYMPIC CASCADE FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              ----- Three Months Ended ------       ------ Nine Months Ended ------
                                                                June 30,           June 30,           June 30,           June 30,
                                                                  2005               2004               2005               2004
                                                              ------------       ------------       ------------       ------------
REVENUES:
     Commissions                                              $  6,500,000       $ 10,852,000       $ 25,646,000       $ 37,525,000
     Net dealer inventory gains                                  1,810,000          1,715,000          4,402,000          5,767,000
     Investment banking                                            278,000            398,000            516,000          1,098,000
     Interest and dividends                                        621,000            937,000          1,983,000          2,468,000
     Transfer fees and clearing services                           681,000            769,000          2,257,000          2,098,000
     Gains on extinguishments of debt                                   --                 --                 --          1,131,000
     Other                                                         106,000            183,000            507,000            515,000
                                                              ------------       ------------       ------------       ------------

TOTAL REVENUES                                                   9,996,000         14,854,000         35,311,000         50,602,000
                                                              ------------       ------------       ------------       ------------

EXPENSES:
     Commissions                                                 7,269,000         10,296,000         25,388,000         34,604,000
     Employee compensation and related expenses                  1,213,000          1,399,000          3,765,000          4,207,000
     Clearing fees                                                (664,000)           635,000              6,000          2,397,000
     Communications                                                365,000            751,000          1,200,000          2,061,000
     Occupancy and equipment costs                                 713,000            807,000          2,186,000          2,248,000
     Professional fees                                             294,000            637,000          1,014,000          1,462,000
     Litigation settlement                                              --                 --                 --            400,000
     Interest                                                      120,000            118,000            347,000            260,000
     Taxes, licenses, registration                                 102,000            182,000            260,000            444,000
     Other administrative expenses                                 473,000            339,000          1,356,000          1,069,000
                                                              ------------       ------------       ------------       ------------

TOTAL EXPENSES                                                   9,885,000         15,164,000         35,522,000         49,152,000
                                                              ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                                  111,000           (310,000)          (211,000)         1,450,000

Preferred stock dividends                                          (75,000)           (70,000)          (215,000)          (196,000)
                                                              ------------       ------------       ------------       ------------

Net income (loss) attributable to common stockholders         $     36,000       $   (380,000)      $   (426,000)      $  1,254,000
                                                              ============       ============       ============       ============

NET INCOME (LOSS) PER COMMON SHARE

Basic:
     Net income (loss) attributable to common stockholders    $       0.01       $      (0.11)      $      (0.08)      $       0.37
                                                              ============       ============       ============       ============

Diluted:
     Net income (loss) attributable to common stockholders    $       0.01       $      (0.11)      $      (0.08)      $       0.24
                                                              ============       ============       ============       ============

Weighted average number of shares outstanding:
     Basic                                                       5,045,878          3,397,885          5,017,486          3,377,630
                                                              ============       ============       ============       ============
     Diluted                                                     5,123,861          3,397,885          5,017,486          6,055,194
                                                              ============       ============       ============       ============

                See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     --------Nine Months Ended---------
                                                                                     June 30, 2005       June 30, 2004
                                                                                     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                                 $     (211,000)     $    1,450,000
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
           Depreciation and amortization                                                    113,000             128,000
           Amortization of note discount                                                    134,000              81,000
           Provision for doubtful accounts                                                   50,000              75,000
           Gains on extinguishments of debt                                                      --          (1,131,000)
           Forgiveness of loan                                                                   --            (251,000)
           Issuance of common stock in settlement of arbitrations and claims                 40,000                  --
   Changes in assets and liabilities
           Deposits with clearing organizations                                             495,000             272,000
           Receivables from broker-dealers, clearing organizations and others               563,000            (387,000)
           Securities held for resale, at market                                           (748,000)           (239,000)
           Other assets                                                                     (65,000)            (47,000)
           Payables                                                                      (1,087,000)         (1,037,000)
           Securities sold, but not yet purchased, at market                                401,000             625,000
                                                                                     --------------      --------------
   Net cash used in operating activities                                                   (315,000)           (461,000)
                                                                                     --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of fixed assets                                                         (64,000)           (184,000)
                                                                                     --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Increase in cash overdraft                                                       142,000                  --
           Net proceeds from issuance of notes payable and warrants                              --           1,032,000
           Payment of notes payable                                                         (75,000)           (750,000)
           Exercise of stock options and warrants                                            20,000             225,000
                                                                                     --------------      --------------
   Net cash provided by financing activities                                                 87,000             507,000
                                                                                     --------------      --------------

NET DECREASE IN CASH                                                                       (292,000)           (138,000)

CASH BALANCE
           Beginning of the period                                                          351,000             451,000
                                                                                     --------------      --------------

           End of the period                                                         $       59,000      $      313,000
                                                                                     ==============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
           Interest                                                                  $      215,000      $       85,000
                                                                                     ==============      ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
              FINANCING ACTIVITIES
           Gains on extinguishments of debt                                          $           --      $    1,131,000
                                                                                     ==============      ==============
           Forgiveness of loan                                                       $           --      $      251,000
                                                                                     ==============      ==============
           Warrants issued in connection with debt                                   $           --      $      341,000
                                                                                     ==============      ==============
           Preferred stock dividends                                                 $      322,000      $      503,000
                                                                                     ==============      ==============

                See notes to consolidated financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND MANAGEMENT LIQUIDITY PLANS

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended June 30, 2005 and June 30, 2004 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

The Company has historically satisfied its capital needs with cash generated from operations or from financing activities. The Company believes that despite the current weaker market conditions, the Company will have sufficient funds to maintain its current level of business activities during fiscal year 2005. If market conditions should weaken further, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

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

In May 2005, the FASB issued FASB 154, "Accounting Changes and Error Corrections." The Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

                                                                     Three Months Ended                   Nine Months Ended
                                                               -------------------------------     -------------------------------
                                                               June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                                               -------------------------------     -------------------------------
Net income (loss) attributable to common stockholders
  - as reported                                                $      36,000     $    (380,000)    $    (426,000)    $   1,254,000
    Stock-based employee compensation cost determined
      under fair value method, net of tax effects                         --           (90,000)         (869,000)         (163,000)
                                                               -------------------------------     -------------------------------
    Net basic income (loss) attributable to common
      stockholders - pro forma                                        36,000          (470,000)       (1,295,000)        1,091,000
    Effect of dilutive securities - preferred stock
      dividends                                                           --                --                --           196,000
                                                               -------------------------------     -------------------------------
    Net diluted income (loss) attributable to common
      stockholders - pro forma                                 $      36,000     $    (470,000)    $  (1,295,000)    $   1,287,000
                                                               ===============================     ===============================

Earnings (loss) per share Basic earnings (loss) per share:
    Net income (loss) attributable to common stockholders
      - as reported                                            $        0.01     $       (0.11)    $       (0.08)    $        0.37
    Per share stock-based employee compensation cost
      determined under fair value method, net of tax effects              --             (0.03)            (0.17)            (0.05)
                                                               -------------------------------     -------------------------------
    Net basic income (loss) attributable to common
      stockholders - pro forma                                 $        0.01     $       (0.14)    $       (0.25)    $        0.32
                                                               ===============================     ===============================

  Diluted earnings (loss) per share:
    Net income (loss) attributable to common stockholders
     - as reported                                             $        0.01     $       (0.11)    $       (0.08)    $        0.24
    Per share stock-based employee compensation cost
      determined under fair value method, net of tax effects              --             (0.03)            (0.17)            (0.03)
                                                               -------------------------------     -------------------------------
    Net diluted income (loss) attributable to common
      stockholders - pro forma                                 $        0.01     $       (0.14)    $       (0.25)    $        0.21
                                                               ===============================     ===============================

The Black-Scholes option valuation model is used to estimate the fair value of the options granted in the three and nine-month periods ended June 30, 2005 and 2004. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In management's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:
On February 14, 2005, the Company issued to employees 150,000 options to purchase common stock. The options vested immediately at the date of the grant, have a 5-year life and are exercisable at prices ranging from $1.25 to $1.375. The weighted average fair value of these options is approximately $1.30 per share.

                                         Three months ended December 31,
                                          2005                    2004
                                         -------                 -------
      Assumptions:
      Risk-free interest rate               3.15%                   2.48%

      Expected life, in years                5.0                     3.0

      Expected volatility                    135%                    123%

      Results:
      Fair value of options granted      $  1.10                 $  1.47

On February 14, 2005, the Company also modified the terms of 522,000 existing options by restating the exercise price to a range from $1.25 to $1.375 and fully accelerating the vesting period for these options. As such, the guidance provided by FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" requires a stock option or award, which is modified to comply with variable accounting. As a result, there may be an additional charge to record until the options are exercised. There was no additional charge required for the three and nine months ended June 30, 2005.

NOTE 3. SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of June 30, 2005:

                                       Securities held      Securities sold, but
                                         for resale           not yet purchased
                                       ----------------        ----------------
Corporate Stocks                       $         48,000        $         95,000
Corporate Bonds                                 823,000                 132,000
Government Obligations                           26,000                 207,000
                                       ----------------        ----------------
                                       $        897,000        $        434,000
                                       ================        ================

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

In March 2005, National Financial Services LLC ("NFS") acquired the clearing business of Fiserv. In April 2005, National entered into a clearing agreement with NFS that became effective in June 2005. As part of this transaction, NFS provided National with a $1.0 million conversion fee credit to reimburse the Company for the transitional, incremental costs incurred by National relating to the conversion of its clearing business to NFS. National was paid $250,000 in May 2005, and the remaining $750,000 was paid in July 2005. The clearing agreement includes a termination fee if National terminates the agreement without cause that is initially $2.0 million and reduces to $125,000 over the eight-year term of the agreement. Additionally, in June 2005 National entered into a clearing agreement with Penson Financial Services, Inc. for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of the new clearing relationships will be beneficial to the Company's cost structure, liquidity and capital resources.

NOTE 5. CONTINGENCIES

In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs are seeking approximately $14.0 million, but no specific amount of damages has been sought against National in the complaint. National filed its answer in April 2003. In January 2004, the court entered an order denying class certification. As a result of this order denying class certification, the only remaining claims against National are the individual claims asserted by the two class representatives totaling $60,000. Plaintiffs thereafter filed an appeal of the order denying class certification. The action in the lower court, including a pending motion for summary judgment, has been stayed. In May 2005, the California Court of Appeal affirmed the order denying class certification. As a result National anticipates that the order staying the action with respect to the remaining $60,000 in claims will be lifted and the case will move forward. At that time, National will press its pending motion for summary judgment. National believes it has meritorious defenses and intends to vigorously defend this action, although the ultimate outcome of the matter cannot be determined at this time. Accordingly, the Company is unable to predict the outcome of this matter, and no adjustments have been made in the consolidated financial statements in response to this matter.

The NASD has been engaged in an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers that were contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement in August 2004, whereby National, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD, that in the aggregate approximated $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The unpaid balance of approximately $194,000 at June 30, 2005 has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages that the Company approximates at $1.5 million (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2005 is $165,000, and has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and NASD related expenses of $164,000 and $484,000 for the third quarter of fiscal year 2005 and 2004, respectively, and $695,000 and $1,183,000 for the nine months of fiscal year 2005 and 2004, respectively.

NOTE 6. CUMULATIVE DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company's Series A Convertible Preferred Stock are to receive dividends on a quarterly basis at a rate of 9% per annum per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. In March 2005, the Company's Board of Directors declared an in-kind dividend in the aggregate of 2,143 shares of Series A Preferred Stock, in payment of approximately $322,000 of dividends accrued through March 31, 2005. Such shares were issued on April 30, 2005. At June 30, 2005, the accumulated dividend on the Company's 33,320 issued and outstanding shares of Series A Preferred Stock was approximately $75,000.

NOTE 7. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted. Stock options and warrants, and conversion of the cumulative convertible Preferred Stock, were excluded from the diluted loss per share computation for the nine month period ended June 30, 2005 and the three month period ended June 30, 2004, since the Company incurred a loss for these periods and the inclusion of such securities would be antidilutive.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

                                                        Three Months Ended                       Nine Months Ended
                                                ----------------------------------      ----------------------------------
                                                 June 30, 2005       June 30, 2004       June 30, 2005       June 30, 2004
                                                ----------------------------------      ----------------------------------
Numerator:
   Net income (loss)                            $      111,000      $     (310,000)     $     (211,000)     $    1,450,000
   Preferred stock dividends                           (75,000)            (70,000)           (215,000)           (196,000)
                                                ----------------------------------      ----------------------------------
Numerator for basic earnings per share
   -- income (loss) attributable to
   common stockholders                                  36,000            (380,000)           (426,000)          1,254,000
   Effect of dilutive securities:
      Preferred stock dividends                             --                  --                  --             196,000
                                                ----------------------------------      ----------------------------------
Numerator for diluted earnings per share
   -- income (loss) attributable to
   common stockholders                          $       36,000      $     (380,000)     $     (426,000)     $    1,450,000
                                                ==================================      ==================================

Denominator:
   Denominator for basic earnings per
      share--weighted average shares                 5,045,878           3,397,885           5,017,486           3,377,630
                                                ----------------------------------      ----------------------------------
   Effect of dilutive securities:
      Stock options                                     24,665                  --                  --              42,892
      Warrants                                          53,318                  --                  --             556,207
      Assumed conversion of Series A
         Preferred Stock                                    --                  --                  --           2,078,465
                                                ----------------------------------      ----------------------------------
   Dilutive potential common shares                     77,983                  --                  --           2,677,564
                                                ----------------------------------      ----------------------------------
Denominator for diluted earnings per
   share--adjusted weighted-average
    shares and assumed conversions                   5,123,861           3,397,885           5,017,486           6,055,194
                                                ==================================      ==================================

Net income (loss) income available to
   common stockholders
   Basic:                                       $         0.01      $        (0.11)     $        (0.08)     $         0.37
                                                ==================================      ==================================

   Diluted:                                     $         0.01      $        (0.11)     $        (0.08)     $         0.24
                                                ==================================      ==================================

For the three-month periods ended June 30, 2005 and 2004, 5,163,038 shares and 4,826,112 shares, respectively, attributable to outstanding Series A Preferred Stock, stock options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was antildilutive. For the nine-month periods ended June 30, 2005 and 2004, 5,365,611 shares and 975,150 shares, respectively, attributable to outstanding Series A Preferred Stock, stock options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was antildilutive.

NOTE 8. EXTENSION OF NOTES

In February 2004, National and the holder of a $1.0 million secured demand note that was initially scheduled to mature on February 1, 2004, extended the term of the secured demand note to March 1, 2005. In February 2005, National and the holder extended the term of the secured demand note to March 1, 2006. Subsequent to June 30, 2005, the noteholder's warrant to purchase 75,000 shares of the Company's common stock at a price of $1.75 per share, that was to expire on July 31, 2005, has been agreed to be repriced to $1.25 per share, and the expiration date of such warrant will be extended to July 31, 2007. The expiration date for the noteholder's warrant to purchase an additional 75,000 shares of the Company's common stock at a price of $1.25 per share will also be extended from July 31, 2005 to July 31, 2007.

In January 2004, two noteholders extended the maturity date on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005, and effective February 1, 2004, the interest rate on such notes was increased from 9% to 12% per annum. Subsequent to June 30, 2005, the two noteholders have agreed to extend the maturity date on the $1.0 million of notes issued to them by the Company from July 31, 2005 to July 31, 2007. Additionally, each of the noteholders' warrants to purchase, in the aggregate, 100,000 shares of the Company's common stock at a price of $1.75 per share expiring on July 31, 2005 will be repriced to $1.25 per share, and the expiration date of such warrants will be extended to July 31, 2007. The expiration date for the noteholders' warrants to purchase, in the aggregate, an additional 100,000 shares of the Company's common stock at a price of $1.25 per share will also be extended from July 31, 2005 to July 31, 2007.

The Company is accreting the total allocated fair value of $158,000 from the 2004 extensions over the extended 18-month term of these notes. Such accretion has been included in "Interest" on the accompanying condensed consolidated June 30, 2005 financial statements. The Company will accrete the allocated fair value of the 2005 extensions over the respective extended terms of these notes.

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

NOTE 10. STOCKHOLDERS' EQUITY

In the quarter and nine months ended June 30, 2005 the Company received proceeds of approximately $0 and $20,000, respectively, from the exercise of outstanding warrants.

NOTE 11. POTENTIAL MERGER

On February 10, 2005, the Company and First Montauk Financial Corp. entered into a definitive merger agreement. On June 27, 2005, the Company and First Montauk entered into an amended definitive merger agreement. The Company and First Montauk expect to file a joint proxy registration statement with the SEC during the third calendar quarter of 2005, and seek to close the transaction during the fourth calendar quarter of 2005. The merger is subject to certain closing conditions, including affirmative vote of the Company and First Montauk shareholders, regulatory approvals, and other customary closing conditions.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The Company's third quarter of fiscal year 2005 resulted in a decrease in revenues, and a comparatively greater decrease in expenses compared to the same period last year. The decrease in revenues is primarily due to the weaker securities markets experienced by the Company, and the Company's cessation of its market making activities. As a result of a $1.0 million conversion fee credit from the Company's new clearing firm, the Company reported net income before income taxes of $111,000 compared to a net loss before income taxes of $310,000 for the third quarters of fiscal years 2005 and 2004, respectively. This represents an improvement of $421,000 from the prior period.

                                                 Three Months Ended
                                                      June 30,                        Increase (Decrease)
                                          ------------------------------       --------------------------------
                                              2005              2004              Amount              Percent
                                          ------------      ------------       ------------        ------------
Commissions                               $  6,500,000      $ 10,852,000       $ (4,352,000)                (40%)
                                          ------------      ------------       ------------
Proprietary trading                          1,810,000         1,561,000            249,000                  16%
Market making                                       --           147,000           (147,000)                n/a
Mark-ups and mark-downs                             --             7,000             (7,000)                n/a
                                          ------------      ------------       ------------
Net dealer inventory gains                   1,810,000         1,715,000             95,000                   6%
Investment banking                             278,000           398,000           (120,000)                (30%)
Interest and dividends                         621,000           937,000           (316,000)                (34%)
Transfer fees and clearance services           681,000           769,000            (88,000)                (11%)
Other                                          106,000           183,000            (77,000)                (42%)
                                          ------------      ------------       ------------
                                          $  9,996,000      $ 14,854,000       $ (4,858,000)                (33%)
                                          ============      ============       ============

Total revenues decreased $4,858,000, or 33%, in the third quarter of fiscal year 2005 to $9,996,000 from $14,854,000 in the third quarter of fiscal year 2004. This decrease is mainly due to the weaker securities markets that reduced commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During the third quarter of fiscal year 2005, total trading volume decreased 51%, compared to the third quarter of fiscal year 2004. This decrease is attributable in part to the current cessation of the Company's market making activities. Trading volume in this period related to retail brokerage decreased 10%. Commission revenue decreased $4,352,000, or 40%, to $6,500,000 from $10,852,000 during the third quarter of fiscal year 2005 compared with the same period in fiscal year 2004. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $95,000, or 6%, to $1,810,000 from $1,715,000 during the third quarter of fiscal year 2005 compared with the same period in fiscal year 2004. The increase is due to increased trading activity in the U.S. and foreign bond markets, offset by the current cessation of the Company's market making activities. During the third quarter of fiscal year 2005, revenues from proprietary trading increased $249,000, or 16%, to $1,810,000 from $1,561,000 in the same period of fiscal year 2004, revenues from market making activities decreased to $0 from $147,000 in the third quarter of fiscal year 2005, and revenues from customer mark-ups and mark-downs decreased to $0 from $7,000 in the third quarter of fiscal year 2004.

Investment banking revenue decreased $120,000, or 30%, to $278,000 from $398,000 in the third quarter of fiscal year 2005 compared with the third quarter of fiscal year 2004. The decrease in investment banking revenues is attributable to the Company having completed private placements and an initial public offering in the third quarter of fiscal year 2004. Interest and dividend income decreased $316,000, or 34%, to $621,000 from $937,000 in the third quarter of fiscal year 2005 compared with the same period last year. The decrease is primarily attributable to a decrease in the interest rate charged for debit balances in National's customer accounts from the same period last year. Transfer fees decreased $88,000, or 11%, to $681,000 in the third quarter of fiscal year 2005 from $769,000 in the third quarter of fiscal year 2004. The decrease reflects the lower trading activity, partially offset by higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, decreased $77,000, or 42%, to $106,000 from $183,000 during the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004. The decrease is due to a reduction in the net asset management fees received from our new clearing firm.

                                            Three Months Ended
                                                  June 30,                         Increase (Decrease)
                                      -------------------------------       --------------------------------
                                          2005               2004              Amount              Percent
                                      ------------       ------------       ------------        ------------
Commission expense related to:
     Commission revenue               $  5,708,000       $  9,230,000       $ (3,522,000)                (38%)
     Net dealer inventory gains          1,338,000            748,000            590,000                  79%
     Investment banking                    223,000            318,000            (95,000)                (30%)
                                      ------------       ------------       ------------
Commissions                              7,269,000         10,296,000         (3,027,000)                (29%)
Employee compensation                    1,213,000          1,399,000           (186,000)                (13%)
Clearing fees                             (664,000)           635,000         (1,299,000)                n/a
Communications                             365,000            751,000           (386,000)                (51%)
Occupancy and equipment costs              713,000            807,000            (94,000)                (12%)
Professional fees                          294,000            637,000           (343,000)                (54%)
Interest                                   120,000            118,000              2,000                   2%
Taxes, licenses and registration           102,000            182,000            (80,000)                (44%)
Other administrative expenses              473,000            339,000            134,000                  40%
                                      ------------       ------------       ------------
                                      $  9,885,000       $ 15,164,000       $ (5,279,000)                (35%)
                                      ============       ============       ============

In comparison with the 33% decrease in total revenues, total expenses decreased 35%, or $5,279,000, to $9,885,000 for the third quarter of fiscal year 2005 compared to $15,164,000 in the third quarter of fiscal year 2004. The decrease in total expenses is primarily the result of lower commission expenses directly associated with commission revenues and lower clearing fees.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $3,027,000, or 29%, to $7,269,000 in the third quarter of fiscal year 2005 from $10,296,000 in the third quarter of fiscal year 2004. Commission expense related to commission revenue decreased $3,522,000, or 38%, to $5,708,000 in the third quarter of fiscal year 2005 from $9,230,000 in the third quarter of fiscal year 2004; commission expense related to net dealer inventory gains increased $590,000, or 79%, to $1,338,000 in the third quarter of fiscal year 2005 from $748,000 in the third quarter of fiscal year 2004; and commission expense related to investment banking decreased $95,000, or 30%, to $223,000 in the third quarter of fiscal year 2005 from $318,000 in the third quarter of fiscal year 2004. Commission expense as a percentage of commission revenues increased to 88% in the third quarter of fiscal year 2005 from 85% in the third quarter of fiscal year 2004. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 74% in the third quarter of fiscal year 2005 from 44% in the third quarter of fiscal year 2004. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking was relatively unchanged between the third quarter of fiscal year 2005 and the third quarter of fiscal year 2004. Commission expense includes the amortization of advances to registered representatives of $324,000 and $215,000 for the third quarter of fiscal years 2005 and 2004, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense decreased $186,000, or 13%, to $1,213,000 in the third quarter of fiscal year 2005 from $1,399,000 in the third quarter of fiscal year 2004. The decrease is attributable to personnel reductions and bonuses based on operating income that were paid to senior management in the third quarter of fiscal year 2004. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 85% from 79% in the third quarter of fiscal years 2005 and 2004, respectively. The increase is attributable to an overall higher payout percentage to National's retail brokers, and the relatively fixed employee compensation component.

Clearing fees were a positive $664,000 in the third quarter of fiscal year 2005 compared to $635,000 in the third quarter of fiscal year 2004. The reduction in clearing fees is attributable to the lower trading volume in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004, lower clearing costs associated with the Company's new clearing agreement, and a $1.0 million conversion fee credit from the Company's new clearing firm.

Communication expenses decreased $386,000, or 51%, to $365,000 from $751,000 in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004. The decrease is due to a reduction in the number of quotation machines resulting from the current cessation of the Company's market making activities, and cost savings realized from a new telephone vendor. Occupancy costs decreased $94,000, or 12%, to $713,000 from $807,000 in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004. The decrease resulted from an overall reduction in leased office space. Professional fees decreased $343,000, or 54%, to $294,000 from $637,000 in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations.

Interest expense increased $2,000, or 2%, to $120,000 from $118,000 in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004. Included in interest expense is the amortization of $43,000 for the third quarter of fiscal years 2005 and 2004, attributable to notes issued by the Company in the second quarter of fiscal year 2004, and other notes that were modified in the third quarter of fiscal year 2004. Taxes, licenses and registration decreased $80,000, or 44%, to $102,000 from $182,000 in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004. The decrease resulted from a reduction in registration fees paid as an incentive for new brokers, and lower taxes attributable to our reduced level of revenues. Other administrative expenses increased $134,000, or 40%, to $473,000 from $339,000 in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004. The increase in other expenses is due to trading losses that cannot be collected from customers, and cost associated with our change of clearing firms.

The Company reported net income before income taxes of $111,000 in the third quarter of fiscal year 2005 compared to a net loss before income taxes of $310,000 in the third quarter of fiscal year 2004. Overall, the diluted earnings attributable to common stockholders in the third quarter of fiscal year 2005 was $36,000, or $.01 per common share, as compared to the net loss attributable to common stockholders of $380,000, or $.11 per common share in the third quarter of fiscal year 2004. The net income attributable to common stockholders for the third quarter of fiscal year 2005 and the net loss attributable to common stockholders for the third quarter of fiscal year 2004 reflects $75,000 and $70,000 of cumulative Preferred Stock dividends on the Company's Preferred Stock for the third quarter of fiscal years 2005 and 2004, respectively.

Nine months Ended June 30, 2005 Compared to Nine months Ended June 30, 2004

The Company's first nine months of fiscal year 2005 resulted in a decrease in revenues, and a comparatively lesser decrease in expenses compared to the same period last year. The decrease in revenues is primarily due to the weaker securities markets experienced by the Company, and the Company's cessation of its market making activities. As a result, the Company reported a net loss before income taxes of $211,000 compared with net income before income taxes of $1,450,000 for the first nine months of fiscal years 2005 and 2004, respectively. This represents a reduction of $1,661,000 from the prior period.

                                                Nine Months Ended
                                                     June 30,                         Increase (Decrease)
                                          ------------------------------       --------------------------------
                                              2005              2004              Amount              Percent
                                          ------------      ------------       ------------        ------------
Commissions                               $ 25,646,000      $ 37,525,000       $(11,879,000)                (32%)
                                          ------------      ------------       ------------
Proprietary trading                          4,338,000         4,987,000           (649,000)                (13%)
Market making                                       --           663,000           (663,000)                n/a
Mark-ups and mark-downs                         64,000           117,000            (53,000)                (45%)
                                          ------------      ------------       ------------
Net dealer inventory gains                   4,402,000         5,767,000         (1,365,000)                (24%)
Investment banking                             516,000         1,098,000           (582,000)                (53%)
Interest and dividends                       1,983,000         2,468,000           (485,000)                (20%)
Transfer fees and clearance services         2,257,000         2,098,000            159,000                   8%
Gains on extinguishments of debt                    --         1,131,000         (1,131,000)                n/a
Other                                          507,000           515,000             (8,000)                 (2%)
                                                            ------------       ------------        ------------
                                          $ 35,311,000      $ 50,602,000       $(15,291,000)                (30%)
                                          ============      ============       ============

Total revenues decreased $15,291,000, or 30%, in the first nine months of fiscal year 2005 to $35,311,000 from $50,602,000 in the first nine months of fiscal year 2004. This decrease is mainly due to the weaker securities markets that reduced commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During the first nine months of fiscal year 2005, total trading volume decreased 54%, compared to the first nine months of fiscal year 2004. This decrease is attributable in part to the current cessation of the Company's market making activities. Trading volume in this period related to retail brokerage decreased 25%. Commission revenue decreased $11,879,000, or 32%, to $25,646,000 from $37,525,000 during the first nine months of fiscal year 2005 compared with the same period in fiscal year 2004. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $1,365,000, or 24%, to $4,402,000 from $5,767,000 during the first nine months of fiscal year 2005 compared with the same period in fiscal year 2004. The decrease is due to a reduction in proprietary trading in the bond market, reflecting a decline in this market during the first two quarters of fiscal year 2005, and the current cessation of the Company's market making activities. During the first nine months of fiscal year 2005, revenues from proprietary trading decreased $649,000, or 13%, to $4,338,000 from $4,987,000 in the same period of fiscal year 2004, revenues from market making activities decreased to $0 from $663,000 in the first nine months of fiscal year 2005, and revenues from customer mark-ups and mark-downs decreased $53,000, or 45%, to $64,000 from $117,000 in the first nine months of fiscal year 2004.

Investment banking revenue decreased $582,000, or 53%, to $516,000 from $1,098,000 in the first nine months of fiscal year 2005 compared with the first nine months of fiscal year 2004. The decrease in investment banking revenues is attributable to the Company having completed private placements and an initial public offering in the first nine months of fiscal year 2004. Interest and dividend income decreased $485,000, or 20%, to $1,983,000 from $2,468,000 in the first nine months of fiscal year 2005 compared with the same period last year. The decrease in interest income is primarily attributable to a decrease in the interest rate charged for debit balances in National's customer accounts from the same period last year. Transfer fees increased $159,000, or 8%, to $2,257,000 in the first nine months of fiscal year 2005 from $2,098,000 in the first nine months of fiscal year 2004. The increase is due to higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

The Company realized gains of $1,131,000 on debt forgiveness from its prior clearing firm, First Clearing, in the first nine months of fiscal year 2004. Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, decreased $8,000, or 2%, to $507,000 from $515,000 during the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004.

                                            Nine Months Ended
                                                 June 30,                         Increase (Decrease)
                                      ------------------------------       --------------------------------
                                          2005              2004              Amount              Percent
                                      ------------      ------------       ------------        ------------
Commission expense related to:
     Commission revenue               $ 22,002,000      $ 30,549,000       $ (8,547,000)                (28%)
     Net dealer inventory gains          2,971,000         3,177,000           (206,000)                 (6%)
     Investment banking                    415,000           878,000           (463,000)                (53%)
                                      ------------      ------------       ------------
Commissions                             25,388,000        34,604,000         (9,216,000)                (27%)
Employee compensation                    3,765,000         4,207,000           (442,000)                (11%)
Clearing fees                                6,000         2,397,000         (2,391,000)                n/a
Communications                           1,200,000         2,061,000           (861,000)                (42%)
Occupancy and equipment costs            2,186,000         2,248,000            (62,000)                 (3%)
Professional fees                        1,014,000         1,462,000           (448,000)                (31%)
Litigation settlement                           --           400,000           (400,000)                n/a
Interest                                   347,000           260,000             87,000                  33%
Taxes, licenses and registration           260,000           444,000           (184,000)                (41%)
Other administrative expenses            1,356,000         1,069,000            287,000                  27%
                                      ------------      ------------       ------------
                                      $ 35,522,000      $ 49,152,000       $(13,630,000)                (28%)
                                      ============      ============       ============

In comparison with the 30% decrease in total revenues, total expenses decreased 28%, or $13,630,000, to $35,522,000 for the first nine months of fiscal year 2005 compared to $49,152,000 in the first nine months of fiscal year 2004. The decrease in total expenses is a result of lower commission expenses directly associated with commission revenues and lower clearing fees.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $9,216,000, or 27%, to $25,388,000 in the first nine months of fiscal year 2005 from $34,604,000 in the first nine months of fiscal year 2004. Commission expense related to commission revenue decreased $8,547,000, or 28%, to $22,002,000 in the first nine months of fiscal year 2005 from $30,549,000 in the first nine months of fiscal year 2004; commission expense related to net dealer inventory gains decreased $206,000, or 6%, to $2,971,000 in the first nine months of fiscal year 2005 from $3,177,000 in the first nine months of fiscal year 2004; and commission expense related to investment banking decreased $463,000, or 53%, to $415,000 in the first nine months of fiscal year 2005 from $878,000 in the first nine months of fiscal year 2004. Commission expense as a percentage of commission revenues increased to 86% in the first nine months of fiscal year 2005 from 81% in the first nine months of fiscal year 2004. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 67% in the first nine months of fiscal year 2005 from 55% in the first nine months of fiscal year 2004. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking was relatively unchanged between the first nine months of fiscal year 2005 and the first nine months of fiscal year 2004. Commission expense includes the amortization of advances to registered representatives of $824,000 and $483,000 for the first nine months of fiscal years 2005 and 2004, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense decreased $442,000, or 11%, to $3,765,000 in the first nine months of fiscal year 2005 from $4,207,000 in the first nine months of fiscal year 2004. The decrease is attributable to personnel reductions and bonuses based on operating income that were paid to senior management in the first nine months of fiscal year 2004. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 83% from 77% in the first nine months of fiscal years 2005 and 2004, respectively. The increase is attributable to an overall higher payout percentage to National's retail brokers, and the relatively fixed employee compensation component.

Clearing fees decreased $2,391,000, to $6,000 in the first nine months of fiscal year 2005 from $2,397,000 in the first nine months of fiscal year 2004. The reduction in clearing fees is attributable to the lower trading volume in the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004, lower clearing costs associated with the Company's new clearing agreement, and a $1.0 million conversion fee credit from the Company's new clearing firm. In the first nine months of fiscal year 2004, clearing fees were reduced based on ticket volume in the amount of $250,000, from forgiveness of debt that was fully repaid in February 2004, from the Company's prior clearing firm.

Communication expenses decreased $861,000, or 42%, to $1,200,000 from $2,061,000 in the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004. The decrease is due to a reduction in the number of quotation machines resulting from the current cessation of the Company's market making activities, and cost savings realized from a new telephone vendor. Occupancy costs decreased $62,000, or 3%, to $2,186,000 from $2,248,000 in the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004. The decrease resulted from an overall reduction in leased office space. Professional fees decreased $448,000, or 31%, to $1,014,000 from $1,462,000 in the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations in fiscal year 2005. In January 2004, an arbitration panel awarded damages against the Company of approximately $400,000 related to an employment contract with a former employee of the Company. This amount was recorded as "Litigation settlement" and accrued in the first quarter of fiscal year 2004.

Interest expense increased $87,000, or 33%, to $347,000 from $260,000 in the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004. The increase is due to interest on the notes issued by the Company in the second quarter of fiscal year 2004. Included in interest expense is the amortization of $127,000 and $70,000 for the first nine months of fiscal year 2005 and 2004, respectively, attributable to those notes, and other notes that were modified in the first nine months of fiscal year 2004. Taxes, licenses and registration decreased $184,000, or 41%, to $260,000 from $444,000 in the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004. The decrease resulted from a refund of prior years state business taxes, a reduction in registration fees paid as an incentive for new brokers and lower taxes attributable to our reduced level of revenues. Other administrative expenses increased $287,000, or 27, to $1,356,000 from $1,069,000 in the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004. The increase in other expenses is due to trading losses that cannot be collected from customers, and cost associated with our change of clearing firms.

The Company reported a net loss before income taxes of $211,000 in the first nine months of fiscal year 2005 compared to net income before income taxes of $1,450,000 in the first nine months of fiscal year 2004. Overall, the net loss attributable to common stockholders in the first nine months of fiscal year 2005 was $426,000, or $.08 per common share, as compared to the diluted earnings attributable to common stockholders of $1,254,000, or $.24 per common share in the first nine months of fiscal year 2004. The net loss attributable to common stockholders for the first nine months of fiscal year 2005 and the net income attributable to common stockholders for the first nine months of fiscal year 2004 reflects $215,000 and $196,000 of cumulative Preferred Stock dividends on the Company's Preferred Stock for the first nine months of fiscal years 2005 and 2004, respectively.

Liquidity and Capital Resources

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. At June 30, 2005, National's net capital exceeded the requirement by $617,000.

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

In March 2005, NFS acquired the clearing business of Fiserv. In April 2005, National entered into a clearing agreement with NFS that became effective in June 2005. As part of this transaction, NFS provided National with a $1.0 million conversion fee credit to reimburse the Company for the transitional, incremental, costs incurred by National relating to the conversion of its clearing business to NFS. National was paid $250,000 in May 2005, and the remaining $750,000 was paid in July 2005. The clearing agreement includes a termination fee if National terminates the agreement without cause that is initially $2.0 million and reduces to $125,000 over the eight-year term of the agreement. Additionally, in June 2005 National entered into a clearing agreement with Penson Financial Services, Inc. for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of the new clearing relationships will be beneficial to the Company's cost structure, liquidity and capital resources.

In February 2004, National and the holder of a $1.0 million secured demand note that was initially scheduled to mature on February 1, 2004, extended the term of the secured demand note to March 1, 2005. In February 2005, National and the holder extended the term of the secured demand note to March 1, 2006. Subsequent to June 30, 2005, the noteholder's warrant to purchase 75,000 shares of the Company's common stock at a price of $1.75 per share, that was to expire on July 31, 2005, has been agreed to be repriced to $1.25 per share, and the expiration date of such warrant will be extended to July 31, 2007. The expiration date for the noteholder's warrant to purchase an additional 75,000 shares of the Company's common stock at a price of $1.25 per share will also be extended from July 31, 2005 to July 31, 2007.

In January 2004, two noteholders extended the maturity date on $1.0 million of notes issued to them by the Company from January 25, 2004 to July 31, 2005, and effective February 1, 2004, the interest rate on such notes was increased from 9% to 12% per annum. Subsequent to June 30, 2005, the two noteholders have agreed to extend the maturity date on the $1.0 million of notes issued to them by the Company from July 31, 2005 to July 31, 2007. Additionally, each of the noteholders' warrants to purchase, in the aggregate, 100,000 shares of the Company's common stock at a price of $1.75 per share expiring on July 31, 2005 will be repriced to $1.25 per share, and the expiration date of such warrants will be extended to July 31, 2007. The expiration date for the noteholders' warrants to purchase, in the aggregate, an additional 100,000 shares of the Company's common stock at a price of $1.25 per share will also be extended from July 31, 2005 to July 31, 2007.

In the quarter and nine months ended June 30, 2005 the Company received proceeds of approximately $0 and $20,000, respectively, from the exercise of outstanding warrants.

In October 2004, the Company entered into a preliminary letter of intent to consummate a merger or other similar combination with First Montauk Financial Corp. On February 10, 2005 the Company and First Montauk signed a definitive merger agreement. On June 27, 2005, the Company and First Montauk entered into an amended definitive merger agreement. The Company and First Montauk expect to file a joint proxy registration statement with the SEC during the third calendar quarter of 2005, and seek to close the transaction during the fourth calendar quarter of 2005. The merger is subject to certain closing conditions, including affirmative vote of the Company and First Montauk shareholders, regulatory approvals, and other customary closing conditions.

The Company has historically satisfied its capital needs with cash generated from operations or from financing activities. The Company believes that despite the current weaker market conditions, the Company will have sufficient funds to maintain its current level of business activities during fiscal year 2005. If market conditions should weaken further, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

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

The following table shows the quoted market values of the Company's securities held for resale ("long"), securities sold, but not yet purchased ("short") and net positions as of June 30, 2005:

                              Long           Short           Net
                            ---------      ---------      ---------
Corporate Stocks            $  48,000      $  95,000      $ (47,000)
Corporate Bonds               823,000        132,000        691,000
Government Obligations         26,000        207,000       (181,000)
                            ---------      ---------      ---------
                            $ 897,000      $ 434,000      $ 463,000
                            =========      =========      =========

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

Item 4B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the third quarter of fiscal year 2005 that has not been reported on a current report on Form 8-K.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended June 30, 2005, there were no significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please refer to Note 5 herein, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY


August 4, 2005                         By: /s/ Mark Goldwasser
                                           ------------------------------------
                                           Mark Goldwasser
                                           President and Chief Executive Officer


August 4, 2005                         By: /s/ Robert H. Daskal
                                           -------------------------------------
                                           Robert H. Daskal
                                           Acting Chief Financial Officer