Form 10-K
period 2005-09-30
OLYMPIC CASCADE FINANCIAL CORP
filed 2005-12-09
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                          Commission File No: 001-12629
   September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |_| NO |X|

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES |_| NO |X|

As of December 5, 2005, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $4,000,000 (calculated by excluding shares owned beneficially by directors and officers). As of December 5, 2005 there were 5,045,878 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the Securities and Exchange Commission (the "SEC") in connection with the Company's Annual Meeting of Shareholders to be held on or about March 15, 2006 (the "Company's 2006 Proxy Statement") are incorporated by reference into Part III hereof.

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

General

Olympic Cascade Financial Corporation, a Delaware corporation organized in 1996 ("Olympic" or the "Company"), is a financial services organization operating through its wholly owned subsidiary, National Securities Corporation, a Washington corporation organized in 1947 ("National"). National conducts a national securities brokerage business through its main offices in Seattle, Washington and New York, New York, as well as 36 other branch offices located throughout the country, and one office outside the country. National's business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services.

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

Recent Transactions

Terminated Merger with First Montauk Financial Corp.

In October 2004, the Company entered into a preliminary letter of intent to consummate a merger or other similar combination with First Montauk Financial Corp., a publicly traded company whose wholly owned subsidiary is also a registered broker-dealer with a business similar to National. In February 2005, the Company and First Montauk Financial Corp. entered into a definitive merger agreement that was amended and restated in June 2005. In October 2005, the Company and First Montauk mutually agreed to terminate their proposed merger. The Company expensed approximately $320,000 in "Professional fees" relating to the proposed merger with First Montauk in fiscal year 2005.

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

In December 2003, the Company engaged in various discussions with the National Association of Securities Dealers, Inc. (the "NASD") relating to the Security Agreement between National and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note; and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of the $375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gain on extinguishments of debt in the first quarter of fiscal year 2004.

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

In March 2005, National Financial Services LLC ("NFS") acquired the clearing business of Fiserv. In April 2005, National entered into a clearing agreement with NFS that became effective in June 2005. As part of this transaction, NFS provided National with a $1.0 million conversion fee credit to reimburse the Company for the transitional, incremental costs incurred by National relating to the conversion of its clearing business to NFS. National was paid $250,000 in May 2005, and the remaining $750,000 was paid in July 2005. The clearing agreement includes a termination fee if National terminates the agreement without cause. Additionally, in June 2005, National entered into a clearing agreement with Penson Financial Services, Inc. for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of the new clearing relationships will be beneficial to the Company's cost structure, liquidity and capital resources.

Securities Transactions

In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities (the "Private Offering") to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the 1933 Securities Act, as amended (the "Securities Act"). Each unit in the Private Offering sold for $0.65 and consisted of one share of Common Stock and one three-year warrant to purchase one share of Common Stock at a per share price of $1.25. Net proceeds of $554,500 closed in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 warrants. National acted as the placement agent on a best efforts basis for the private offering. The offering period for the private offering expired on February 17, 2003. In December 2005, the Company extended the expiration date of the warrants issued in this private placement, including the placement agent warrants, to December 23, 2006 from December 23, 2005.

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

In July 2004, the Company filed a Registration Statement on Form S-3 under the Securities Act for the resale of certain shares of Common Stock and shares of Common Stock issuable upon the exercise of certain warrants previously issued in connection with private placement transactions, and certain warrants that were issued in the private placements that were completed in fiscal year 2004. The Registration Statement became effective on August 11, 2004.

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

In connection with Steven Sands' resignation as Chairman and as a director of the Company, on April 1, 2005, the Company issued to his designee, Triage, a three-year warrant to purchase 50,000 shares of the Company's common stock at $1.25 per share. As a result of Mr. Sands' resignation, the options to purchase 10,000 shares of common stock of which he was the beneficial owner expired on April 30, 2005.

Recapitalization Transactions

In fiscal year 2002, the Company completed a series of transactions under which certain new investors (collectively, the "Investors") obtained a significant ownership in the Company through a $1,572,500 investment in the Company and by purchasing a majority of shares held by Steven A. Rothstein and family, a former Chairman, Chief Executive Officer and principal shareholder of the Company (the "Investment Transaction"). The Investors included Triage Partners LLC ("Triage"), an affiliate of Steven B. Sands, the former Chairman of the Company, and One Clark LLC ("One Clark"), an affiliate of Mark Goldwasser, the current Chairman, President and Chief Executive Officer of the Company. Triage purchased an aggregate of 7,863 shares of the Company's Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock") from the Company and One Clark purchased an aggregate of 7,862 shares of the Company's Series A Preferred Stock from the Company, which is convertible into shares of the Company's common stock, $.02 par value per share (the "Common Stock") at a price of $1.50 per share. The Company incurred $100,000 of legal costs related to these capital transactions. In connection with the Investment Transaction, Triage also purchased 285,000 shares of Common Stock from Mr. Rothstein and his affiliates at a price of $1.50 per share. In addition, Mr. Rothstein and his affiliates granted Triage a three-year voting proxy on the balance of their Common Stock (274,660 shares) that expired on December 28, 2004. In March 2004 the Company's Board of Directors declared an in-kind dividend of Series A Preferred Stock, resulting in the issuance to both Triage and One Clark of an additional 954 shares. In March 2005 the Company's Board of Directors declared an in-kind dividend of Series A Preferred Stock, resulting in the issuance to both Triage and One Clark of an additional 606 shares. As of September 30, 2005, Triage and One Clark own 9,423 and 9,422 shares, respectively, of the Company's Series A Preferred Stock.

Concurrent with the Investment Transaction, two unrelated individual noteholders holding $2.0 million of the Company's debt converted one-half of their debt into the same class of Series A Preferred Stock that was sold in the Investment Transaction. The noteholders also had 100,000 of their 200,000 warrants to acquire shares of Common Stock repriced from an exercise price of $5.00 per share to $1.75 per share. In January 2004, the two noteholders extended the maturity dates on the remaining $1.0 million of notes from January 25, 2004 to July 31, 2005. Also, effective February 1, 2004, the interest rate on each note was increased to 12% from 9% per annum. Additionally, each of the noteholders' warrants to purchase, in the aggregate, 100,000 shares of Common Stock at a price of $5.00 per share expiring on February 1, 2004 was repriced to $1.25 per share, and the expiration date of such warrants was extended to July 31, 2005. The expiration date for the noteholders' warrants to purchase, in the aggregate, an additional 100,000 shares of Common Stock at a price of $1.75 per share was also extended from January 25, 2004 to July 31, 2005. In August 2005, the two noteholders extended the maturity date on the $1.0 million of notes from July 31, 2005 to July 31, 2007. Additionally, each of the noteholders' warrants to purchase, in the aggregate, 100,000 shares of Common Stock at a price of $1.75 per share expiring on July 31, 2005 was repriced to $1.25 per share, and the expiration date of such warrants was extended to July 31, 2007. The expiration date for the noteholders' warrants to purchase, in the aggregate, an additional 100,000 shares of Common Stock at a price of $1.25 per share was also extended from July 31, 2005 to July 31, 2007.

In February 2001, National executed a $1.0 million secured demand note collateral agreement with Peter Rettman, an employee of National and a director of the Company, to borrow securities that can be used by the Company for collateral agreements. The note bears interest at 5% per annum that is paid monthly, and initially matured on February 1, 2004. The note holder also received a warrant to purchase 75,000 shares of Common Stock at a price of $5.00 per share that initially expired on February 1, 2004. In February 2004, the term of the $1.0 million secured demand note was extended to March 1, 2005, and the warrant to purchase 75,000 shares of Common Stock at a price of $5.00 per share, that was to expire on February 1, 2004, was repriced to $1.25 per share, and the expiration date of such warrant was extended to July 31, 2005. The expiration date for the noteholder's warrant to purchase an additional 75,000 shares of Common Stock at a price of $1.75 per share was also extended from January 25, 2004 to July 31, 2005. In February 2005, National and the holder extended the term of the secured demand note to March 1, 2006. In August 2005, the noteholder's warrant to purchase 75,000 shares of Common Stock at a price of $1.75 per share, that was to expire on July 31, 2005, was repriced to $1.25 per share, and the expiration date of such warrant was extended to July 31, 2007. The expiration date for the noteholder's warrant to purchase an additional 75,000 shares of Common Stock at a price of $1.25 per share was also extended from July 31, 2005 to July 31, 2007.

Financial Information about Industry Segments

The Company realized approximately 86% of its total revenues in fiscal year 2005 from brokerage services, principal and agency transactions, and investment banking. During fiscal year 2005, brokerage services, that consist of retail brokerage commissions, represent 85% of total revenues, principal and agency transactions, that consist of net dealer inventory gains, represent 14% of total revenues, and investment banking, that consist of corporate finance commissions and fees, represent 1% of total revenues. For a more detailed analysis of our results by segment, see Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operation."

Brokerage Services

Brokerage services to retail clients are provided through the Company's sales force of investment executives at National.

National is registered as a broker-dealer with the SEC and is licensed in all 50 states, the District of Columbia and Puerto Rico. National is also a member of the NASD, the Municipal Securities Rulemaking Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC").

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

The brokerage services provided by the investment executives at National include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2005, stocks represent approximately 91% of the Company's business, bonds represent approximately 2% of the Company's business, and mutual funds and annuities make up the remaining 7% of the Company's business. The percentage of each type of business varies over time as the investment preferences of the Company's customers change based on market conditions.

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

As a result of the slowdown in the financial markets and the Company's change from a self-clearing brokerage firm to an introducing brokerage firm, the Company has scaled back its employee staff. As of September 30, 2005, the Company had 86 employees and 266 independent contractors. Of these totals, 311 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company's obligations for federal and state withholding, unemployment and social security taxes. The Company's independent contractor arrangements conform with accepted industry practice, and therefore, the Company does not believe there is a material risk of an adverse determination from the tax authorities that would have a significant effect on the Company's ability to recruit and retain investment executives, or on the Company's current operations and financial results of operations. No employees are covered by collective bargaining agreements, and the Company believes its relations are good with both its employees and independent contractors.

The Company's business plan includes the growth of its retail and institutional brokerage business. The financial markets experienced a slowdown in fiscal years 2000 and 2001 that continued through the first half of fiscal year 2003. The markets improved in the second half of fiscal year 2003 and the first half of fiscal year 2004, but weakened again in the second half of fiscal year 2004, and continued to be weak in fiscal year 2005. In response to these slowdowns, the Company scaled back certain business activities, including: proprietary trading, market-making trading, and online investing services. The Company believes that consolidation within the industry is inevitable. Concerns attributable to the weakened market and increased competition help explain the increasing number of acquisition opportunities continuously introduced to the Company. The Company is focused on maximizing the profitability of its existing operations, while it continues to seek selective strategic acquisitions.

Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions. Compliance and operations personnel monitor compliance with applicable laws, rules and regulations.

Principal and Agency Transactions

The Company buys and maintains inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to customers through National. The Company may also maintain inventories in corporate, government and municipal debt securities for sale to customers. As a result of the losses attributable to a slow-down in the broader market, National subsequently has substantially reduced its market-making trading activities. As of September 30, 2005, National did not make markets in any securities. National anticipates that it will engage in some market-making trading activity in the future, which would include companies for which National managed or co-managed a public offering.

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

Investment Banking

National provides corporate finance and investment banking services, including underwriting the sale of securities to the public and arranging for the private placement of securities with investors. National's corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. National has also underwritten both equity securities and convertible corporate bonds as initial or secondary public offerings. Corporate finance revenues will vary depending on National's participation in initial or secondary public offerings.

Competition

The Company is engaged in a highly competitive business. With respect to one or more aspects of its business, its competitors include member organizations of the New York Stock Exchange and other registered securities exchanges in the United States and Canada, and members of the NASD. Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition, as well as companies that provide electronic on-line trading. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries. For a further discussion of risks facing the Company, please see "Risk Factors."

Government Regulation and Supervision

The securities industry and National's business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. National is a registered broker-dealer with the SEC and a member of the NASD. It is licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

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

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. At September 30, 2005, National's net capital exceeded the requirement by $974,000.

The Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the NASD Conduct Rules require National to supervise the activities of its investment executives. As part of providing such supervision, National maintains Written Supervisory Procedures and a Compliance Manual. Compliance personnel and outside auditors conduct inspections of branch offices periodically to review compliance with the Company's procedures. A registered principal provides onsite supervision at each of the Company's larger offices. The other offices (averaging two investment executives per office) are not required by NASD rules to have a registered principal on site and are therefore supervised by registered principals of National. Designated principals review customer trades to ensure compliance with the NASD Conduct Rules including mark-up guidelines.

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

The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National engaged in discussions and negotiations with the NASD to informally resolve these matters. In August 2004, such resolution resulted in a settlement, whereby National, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD, that in the aggregate approximate $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations.

In December 2004, without admitting or denying the alleged violations, National accepted and consented to the entry of the following findings by NASD
Regulation: at various times in 2002 and 2003, the firm violated SEC Rule 11ac1-5. The firm was censured and fined $32,500 in a settlement dated December 31, 2004.

In February 2005, without admitting or denying the alleged violations, National accepted and consented to the entry of the following findings by NASD
Regulation: (i) at various times in the 12 month period ending February 2004, the firm violated NASD Rule 1017(a)(5) and NASD Conduct Rules 3010(a) and 2110;
(ii) at various times in 2001 the firm violated NASD Conduct Rules 3370(b)(4)(B) and 2110; and (iii) at various times from September 2001 to November 2003 the firm violated the net capital requirements of SEC Rule 15c3-1 and NASD Conduct Rule 2110. The firm was fined $55,000 in a settlement dated March 31, 2005. Additionally, the firm and a former executive officer were censured and fined $30,000, jointly and severally, that the Company is obligated to pay pursuant to its indemnification obligations.

In February 2005, National advised the State of Missouri that a subsidiary had exceeded the de minimum exemptions for investment advisory accounts without the required State Registration. In April 2005, the firm paid a fine of $2,500, and the subsidiary received approval for registration in Missouri.

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

The carrying amount of the Company's investment in the Fund was $107,000 at September 30, 2005 and September 30, 2004. The Company's investment in the Fund is accounted for in accordance with the equity method of accounting. The Company recognized a loss on this investment of $0, $0 and $29,000 during fiscal years 2005, 2004 and 2003, respectively. During the formation of the Fund, the Company incurred various start-up expenses that were subsequently reimbursed by the Fund.

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

Although the Company was profitable in fiscal year 2004, it realized a loss of $1,183,000 in fiscal year 2005, and it has reported losses of approximately $843,000, $3.4 million and $7.9 million in fiscal years 2003, 2002 and 2001, respectively. There is no assurance that the Company will be profitable in the future. The Company's losses were primarily attributable to the market slowdowns and reduced trading activity and volatility, and the cessation of its market making activities. The Company anticipates that when market conditions improve and revenues increase it may again be profitable; however, there can be no assurances as to the timing of when these market conditions will change. If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations.

The Company may require additional financing.

In order for the Company to have the opportunity for future success and profitability, it periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.). The Company has actively pursued a variety of funding sources, and has consummated certain transactions in order to address the capital requirements of the Company. The Company may need to seek to raise additional capital through other available sources, including borrowing additional funds from third parties and there can be no assurance that it will be successful in such pursuits. Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it would have an adverse impact on our liquidity and operations.

If the Company is unable to pay its outstanding debt obligations when due, the Company's operations may be materially adversely affected.

At September 30, 2005, we had total indebtedness of $2,819,000, of which $1,000,000 matures during fiscal year 2006. The Company cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due. The Company's failure to repay its indebtedness and make interest payments as required by our debt obligations, could have a material adverse affect on the Company's operations.

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

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. In the event of a market downturn, our business could be adversely affected in many ways. Our revenues are likely to decline in such circumstances and, if we were unable to reduce expenses at the same pace, our profit margins would erode.

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

The Company is exposed to risks due to its investment banking activities.

Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that we must at all times be in compliance with the net capital rule.

The Company's business could be adversely affected by a breakdown in the financial markets.

As a securities broker-dealer, National's business is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, the Company's revenues are likely to decline and adversely affect its operations.

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

The Company competes directly with national and regional full-service broker-dealers and a broad range of other financial service firms, including banks and insurance companies. Competition has increased as smaller securities firms have either ceased doing business or have been acquired by or merged into other firms. Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing and other resources than the Company. Many of these firms offer their customers more products and research than currently offered by the Company. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. The Company also faces competition from companies offering discount and/or electronic brokerage services, including brokerage services provided over the Internet, which the Company is currently not offering and does not intend to offer in the foreseeable future. These competitors may have lower costs or provide more services, and may offer their customers more favorable commissions, fees or other terms than those offered by the Company. To the extent that issuers and purchasers of securities transact business without the assistance of the Company, the Company's operating results could be adversely affected.

The Common Stock has been delisted from The American Stock Exchange and accordingly its liquidity and price may be adversely affected.

The Common Stock was previously listed on The American Stock Exchange (the "AMEX"). In February 2003, the Company received notification from the AMEX indicating that it was not in compliance with the listing standard relating to shareholders' equity of less than $2.0 million and losses from continuing operations and/or net losses in two out of our three most recent fiscal years. The Company submitted a plan to the AMEX indicating compliance within a maximum of 18 months. In May 2003, the AMEX notified the Company that it had accepted its plan of compliance and granted the Company an extension of time to August 5, 2004 to satisfy the financial standards requirement. The Company, however, was unable to comply with the listing standard. Consequently, on November 1, 2004 the Common Stock was removed from the AMEX and commenced trading on the Over-the-Counter Bulletin Board ("OTCBB"). The OTCBB is generally considered to be a less efficient market, and the Company's stock price, as well as the liquidity of its Common Stock, may be adversely impacted as a result.

There are risks associated with our stock trading on the OTCBB rather than on a national exchange.

There may be significant consequences associated with our stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

      o     limited release of the market price of our securities;
      o     limited news coverage;
      o     limited interest by investors in our securities;
      o     volatility of our stock price due to low trading volume;
      o increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
      o limited ability to issue additional securities or to secure additional financing.

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

In fiscal year 2002, the Company changed from a self-clearing brokerage firm to an introducing brokerage firm, using third party clearing brokers to process its securities transactions and maintain customer accounts on a fee basis. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. The Company's broker-dealer depends on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, the Company is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are unilaterally terminated for any reason, the Company would be forced to find alternative clearing firms without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change. There can be no assurance that if there were a unilateral termination of its clearing agreement that the Company would be able to find an alternative clearing firm on acceptable terms to them or at all.

In December 2003, National and its clearing firm, First Clearing, mutually agreed to terminate their clearing relationship by June 30, 2004. On June 22, 2004, National entered into an agreement with Fiserv to act as clearing agent for its brokerage business. The conversion from First Clearing to Fiserv was substantially completed in the first week of October 2004.

In March 2005, NFS acquired the clearing business of Fiserv. In April 2005, National entered into a clearing agreement with NFS that became effective in June 2005. Additionally, in June 2005, National entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS.

The Company permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the client's account. During periods of volatile markets, the value of the collateral held by the clearing brokers could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing brokers sell or buy securities at prevailing market prices, and may incur losses to satisfy client obligations. The Company's has agreed to indemnify the clearing brokers for losses they incur while extending credit to its clients.

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

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure that our policies and procedures will effectively and accurately record and verify this information.

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we are able to evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments could have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

Adverse results of current litigation and potential securities law liability would result in financial losses and divert management's attention to business.

Many aspects of the Company's business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. The Company is subject to potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. National may be liable for the unauthorized acts of its retail brokers if it fails to adequately supervise their conduct. As an underwriter, the Company may be subject to substantial potential liability under federal and state law and court decisions, including liability for material misstatements and omissions in securities offerings. The Company may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future. National carries "Errors and Omissions" insurance to protect against arbitrations; however, the policy is limited in items and amounts covered and there can be no assurance that it will cover a particular complaint. The adverse resolution of any legal proceedings involving the Company could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

The Company depends on senior employees and the loss of their services could harm our business.

The Company depends on the continued services of its management team, particularly Mark Goldwasser, the Company's Chairman, President and Chief Executive Officer, as well as its ability to hire additional members of management, and to retain and motivate its other officers and key employees. In July 2003, the compensation committee of the Company and Mr. Goldwasser agreed to enter into an employment agreement for an annual base salary of $300,000. Mr. Goldwasser has been salaried at that rate since July 2003. The Company's future success also depends on its continuing ability to attract and retain highly qualified personnel.

The Company faces significant competition for registered representatives.

From time to time registered representatives affiliated with National may choose to leave our company to pursue other opportunities. The level of competition for registered representatives remains intense. The loss of a significant number of registered representatives could materially and adversely affect the Company's operating results.

The price of the Common Stock is volatile.

The price of the Common Stock has fluctuated substantially. (See Part II, Item
5). The market price of the Common Stock may be highly volatile as a result of factors specific to the Company and the securities markets in general. Factors affecting volatility may include: variations in the Company's annual or quarterly financial results or those of its competitors; economic conditions in general; and changes in applicable laws or regulations, or their judicial or administrative interpretations affecting the Company or its subsidiary or the securities industry. In addition, volatility of the market price of the Common Stock is further affected by its thinly traded nature.

We have restricted shares outstanding that may depress the price of the Common Stock.

As of September 30, 2005, of the 5,045,878 outstanding shares of Common Stock, 1,390,000 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the Securities Act. Rule 144 provides that a person holding restricted securities for one year may sell shares in brokerage transactions, subject to limitations based on the number of shares outstanding and trading volume. A person who is not affiliated with us and who has held restricted securities for two years is not subject to these limitations as long as the other conditions of Rule 144 are met. Such sales may have a depressive effect on the price of the Common Stock in the open market.

The Company's principal shareholders including our directors and officers control a large percentage of our shares of Common Stock and can significantly influence our corporate actions.

At the present time, the Company's executive officers, directors and/or entities that these individuals are affiliated with, and certain more than 5% shareholders, own approximately 20% of our Common Stock, including shares of Common Stock issuable upon conversion of the Series A Preferred Stock, and excluding stock options and warrants. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions.

Item 2. PROPERTIES

The Company owns no real property. Its corporate headquarters are shared with National in leased space in Chicago, Illinois and New York, New York. The Company leases office space in Boca Raton, Florida, and through its subsidiary, the Company leases office space in Chicago, New York and Seattle, Washington. Independent contractors individually lease the branch offices that are operated by those independent contractors.

Leases expire at various times through June 2012. The Company believes the rent at each of its locations is at current market rates.

Item 3. LEGAL PROCEEDINGS

Fastpoint Communications, Inc. - In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs were seeking approximately $14.0 million, but no specific amount of damages was sought against National in the complaint. National filed its answer in April 2003. In January 2004, the court entered an order denying class certification. As a result of this order denying class certification, the only remaining claims against National were the individual claims asserted by the two class representatives totaling $60,000. Plaintiffs thereafter filed an appeal of the order denying class certification. The action in the lower court, including a pending motion for summary judgment, has been stayed. In May 2005, the California Court of Appeal affirmed the order denying class certification. The matter was subsequently settled with proceeds to be paid by National's insurer.

NASD - The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement, whereby National, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD, that in the aggregate approximate $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The Company included the $650,000 in "Professional fees" in fiscal year 2004. The unpaid balance of $187,000 and $562,000 at September 30, 2005 and September 30, 2004, respectively, has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages the Company approximates at $1.2 million (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2005 and 2004, is $206,000 and $169,000 (including legal fees), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and other NASD related expenses of $790,000, $1,424,000 and $945,000 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 30, 2005.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On November 1, 2004, the Common Stock commenced trading under the symbol "OLYD" on the OTCBB. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Previously, the Common Stock traded on the AMEX under the symbol "OLY".

The following table sets forth the high and low closing sales prices for the Common Stock as reported on the AMEX for the period from October1, 2003 to October 31, 2004, and as reported on the OTCBB for the period from November 1, 2004 to September 30, 2005.

Period                                                     High             Low

October 1, 2003/December 31, 2003                          $1.69           $1.17
January 1, 2004/March 31, 2004                             $3.13           $1.30
April 1, 2004/June 30, 2004                                $2.50           $1.35
July 1, 2004/September 30, 2004                            $1.85           $0.60

October 1, 2004/December 31, 2004                          $1.10           $0.41
January 1, 2005/March 31, 2005                             $1.35           $0.85
April 1, 2005/June 30, 2005                                $1.40           $0.95
July 1, 2005/September 30, 2005                            $1.15           $0.70

The closing price of the Common Stock on December 5, 2005, as quoted on the OTCBB, was $.80 per share.

Shareholders

As of September 30, 2005, the Company had approximately 1,000 shareholders, including those shareholders holding stock in street name and trust accounts.

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

The holders of the Series A Convertible preferred stock are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. In March 2004, the Company's Board of Directors declared an in-kind dividend in the aggregate of 3,352 shares of Series A Preferred Stock, in payment of approximately $503,000 of dividends accrued through January 31, 2004. In March 2005, the Company's Board of Directors declared an in-kind dividend in the aggregate of 2,143 shares of Series A Preferred Stock, in payment of approximately $322,000 of dividends accrued through March 31, 2005. Such shares were issued on April 30, 2005. At September 30, 2005, the amount of accumulated dividends on the Company's 33,320 issued and outstanding shares of Series A Preferred Stock was approximately $150,000.

Securities Authorized for Issuance Under Equity Compensation Plans

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

The securities described below were sold by us during fiscal year 2004 without being registered under the Securities Act. All such sales made in reliance on
Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment.

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

Item 6. SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 2005, 2004, 2003, 2002 and 2001. This information has been derived from, and should be read in conjunction with, the audited financial statements, which appear elsewhere in this report. The financial data for the fiscal years ended 2002 and 2001 have been restated to reflect the discontinued operations of the Company's former subsidiary, WestAmerica Investment Group. The information for the fiscal year 2002 has been revised to reflect the cumulative dividends on the Series A Preferred Stock. All information is expressed in thousands of dollars except for per share information.

                                                                            Fiscal Year
                                        -----------------------------------------------------------------------------------
                                            2005              2004              2003              2002              2001
                                        -----------------------------------------------------------------------------------
Net revenues                            $    45,730       $    63,591       $    50,158       $    42,002       $    50,224
Net income (loss) from continuing
  operations                                 (1,183)              566              (843)           (3,745)           (7,338)
Preferred stock dividends                      (290)             (266)             (250)             (168)               --
Net income (loss) per common share
  from continuing operations
    Basic                                     (0.29)             0.08             (0.34)            (1.73)            (3.33)
    Diluted                                   (0.29)             0.07             (0.34)            (1.73)            (3.33)
Weighted average number of shares
  used in computing income (loss)
  per share
    Basic                                 5,024,643         3,580,446         3,175,315         2,255,449         2,207,101
    Diluted                               5,024,643         4,106,742         3,175,315         2,255,449         2,207,101
Total assets                                  7,960             9,722             8,735             7,948            77,599
Total liabilities                             7,030             7,793             9,064             8,039            76,977
Stockholders' equity (deficit)                  930             1,929              (329)              (91)              622
Cash dividends                                   --                --                --                --                --

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

Critical Accounting Policies and Estimates

The SEC recently issued proposed guidance for disclosure of critical accounting policies and estimates. The Company's most critical accounting policies relate to income recognition, income taxes, and stock-based compensation. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. In fiscal years 2005 and 2004, the Company estimated its ability to collect the receivables due from its registered representatives. These receivables are derived from debts owed to the Company and from money advanced to the registered representatives that may be forgiven over time based on the representatives' affiliation with, and production at, National. The Company also estimated the amount of reserves necessary to cover existing contingencies.

Results of Operations

Fiscal Year 2005 Compared with Fiscal Year 2004

The Company's fiscal year 2005 resulted in a decrease in revenues, and a comparatively lesser decrease in expenses compared with fiscal year 2004. The decrease in revenues is primarily due to the weaker securities markets experienced by the Company, and the Company's cessation of its market making activities. As a result, the Company reported a net loss before income taxes of $1,183,000 compared with net income before income taxes of $566,000 for the fiscal years 2005 and 2004, respectively. This represents a reduction of $1,749,000 from the prior year.

                                                    Fiscal Year                       Increase (Decrease)
                                          -------------------------------       --------------------------------
                                              2005               2004              Amount              Percent
                                          ------------       ------------       ------------        ------------
Commissions                               $ 33,134,000       $ 46,881,000       $(13,747,000)                (29%)
                                          ------------       ------------       ------------
Proprietary trading                          5,646,000          6,642,000           (996,000)                (15%)
Market making                                       --            645,000           (645,000)                n/a
Mark-ups and mark-downs                         64,000            117,000            (53,000)                (45%)
                                          ------------       ------------       ------------
Net dealer inventory gains                   5,710,000          7,404,000         (1,694,000)                (23%)
Investment banking                             528,000          1,548,000         (1,020,000)                (66%)
Interest and dividends                       2,739,000          3,420,000           (681,000)                (20%)
Transfer fees and clearance services         3,097,000          2,806,000            291,000                  10%
Gains on extinguishments of debt                    --          1,131,000         (1,131,000)                n/a
Other                                          522,000            401,000            121,000                  30%
                                          ------------       ------------       ------------
                                          $ 45,730,000       $ 63,591,000       $(17,861,000)                (28%)
                                          ============       ============       ============

Total revenues decreased $17,861,000, or 28%, in fiscal year 2005 to $45,730,000 from $63,591,000 in fiscal year 2004. This decrease is mainly due to the weaker securities markets that reduced commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During fiscal year 2005, total trading volume decreased 50%, compared to fiscal year 2004. This decrease is attributable in part to the current cessation of the Company's market making activities. Trading volume in this fiscal year related to retail brokerage decreased 24%. Commission revenue decreased $13,747,000, or 29%, to $33,134,000 from $46,881,000 during fiscal year 2005 compared with fiscal year 2004. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $1,694,000, or 23%, to $5,709,000 from $7,404,000 during fiscal year 2005 compared with fiscal year 2004. The decrease is due to a reduction in proprietary trading in the bond market and the current cessation of the Company's market making activities. During fiscal year 2005, revenues from proprietary trading decreased $996,000, or 15%, to $5,646,000 from $6,642,000 in fiscal year 2004, revenues from market making activities decreased to $0 from $645,000 in fiscal year 2004, and revenues from customer mark-ups and mark-downs decreased $53,000, or 45%, to $64,000 from $117,000 in fiscal year 2004.

Investment banking revenue decreased $1,020,000, or 66%, to $528,000 from $1,548,000 in fiscal year 2005 compared with fiscal year 2004. The decrease in investment banking revenues is attributable to National having completed fewer corporate finance transactions in fiscal year 2005 than in fiscal year 2004. Interest and dividend income decreased $681,000, or 20%, to $2,739,000 from $3,420,000 in fiscal year 2005 compared with fiscal year 2004. The decrease in interest income is primarily attributable to an overall decrease in the interest rate charged for debit balances in National's customer accounts from the same period last year. Transfer fees increased $291,000, or 10%, to $3,097,000 in fiscal year 2005 from $2,806,000 in fiscal year 2004. The increase is due to higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

The Company realized gains on extinguishments of debt of $1,131,000 from its prior clearing firm, First Clearing, in fiscal year 2004. Other revenue, consisting of asset management fees, increased $121,000, or 30%, to $522,000 from $401,000 during fiscal year 2005 compared to fiscal year 2004. The increase is due to an increased level of assets under management.

                                               Fiscal Year                       Increase (Decrease)
                                      ------------------------------       --------------------------------
                                          2005              2004              Amount             Percent
                                      ------------      ------------       ------------        ------------
Commission expense related to:
   Commission revenue                 $ 28,504,000      $ 38,980,000       $(10,476,000)                (27%)
   Net dealer inventory gains            3,919,000         3,714,000            205,000                   6%
   Investment banking                      415,000         1,238,000           (823,000)                (66%)
                                      ------------      ------------       ------------
Commissions                             32,838,000        43,932,000        (11,094,000)                (25%)
Employee compensation                    5,010,000         5,449,000           (439,000)                 (8%)
Clearing fees                              432,000         2,391,000         (1,959,000)                (82%)
Communications                           1,670,000         2,589,000           (919,000)                (35%)
Occupancy and equipment costs            2,886,000         2,983,000            (97,000)                 (3%)
Professional fees                        1,520,000         2,559,000         (1,039,000)                (41%)
Litigation settlement                           --           400,000           (400,000)                n/a
Interest                                   448,000           397,000             51,000                  13%
Taxes, licenses and registration           344,000           560,000           (216,000)                (39%)
Other administrative expenses            1,765,000         1,765,000                 --                   0%
                                      ------------      ------------       ------------
                                      $ 46,913,000      $ 63,025,000       $(16,112,000)                (26%)
                                      ============      ============       ============

In comparison with the 28% decrease in total revenues, total expenses decreased 26%, or $16,112,000, to $46,913,000 for fiscal year 2005 compared to $63,025,000 in fiscal year 2004. The decrease in total expenses is a result of lower commission expenses directly associated with commission revenues, lower clearing fees and lower professional fees.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $11,094,000, or 25%, to $32,838,000 in fiscal year 2005 from $43,932,000 in fiscal year 2004. Commission expense related to commission revenue decreased $10,476,000, or 27%, to $28,504,000 in fiscal year 2005 from $38,980,000 in fiscal year 2004; commission expense related to net dealer inventory gains increased $205,000, or 6%, to $3,919,000 in fiscal year 2005 from $3,714,000 in fiscal year 2004; and commission expense related to investment banking decreased $823,000, or 66%, to $415,000 in fiscal year 2005 from $1,238,000 in fiscal year 2004. Commission expense as a percentage of commission revenues increased to 86% in fiscal year 2005 from 83% in fiscal year 2004. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 69% in fiscal year 2005 from 50% in fiscal year 2004. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking was relatively unchanged between fiscal year 2005 and fiscal year 2004. Commission expense includes the amortization of advances to registered representatives of $1,206,000 and $763,000 for fiscal years 2005 and 2004, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense decreased $439,000, or 8%, to $5,010,000 in fiscal year 2005 from $5,449,000 in fiscal year 2004. The decrease is attributable to personnel reductions and bonuses based on operating income that were paid to senior management in fiscal year 2004. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 83% from 78% in fiscal years 2005 and 2004, respectively. The increase is attributable to an overall higher payout percentage to National's retail brokers, and the relatively fixed employee compensation component.

Clearing fees decreased $1,959,000, or 82%, to $432,000 in fiscal year 2005 from $2,391,000 in fiscal year 2004. The reduction in clearing fees is attributable to the lower trading volume in fiscal year 2005 compared to fiscal year 2004, and lower clearing costs associated with the Company's new clearing agreement. Clearing fees in fiscal year 2005 were reduced by the $1.0 million conversion fee credit the Company received from its clearing firm, NFS, to offset the transitional, incremental conversion costs incurred by the Company. Clearing fees in fiscal year 2004 were reduced by the $800,000 conversion assistance payment the Company received from its clearing firm, Fiserv, to offset conversion costs incurred by the Company. In fiscal year 2004, clearing fees were reduced based on ticket volume in the amount of $250,000, from forgiveness of debt that was fully repaid in February 2004, from the Company's prior clearing firm.

Communication expenses decreased $919,000, or 35%, to $1,670,000 from $2,589,000 in fiscal year 2005 compared to fiscal year 2004. The decrease is due to a reduction in the number of quotation machines resulting from the current cessation of the Company's market making activities, and cost savings realized from a new telephone vendor. Occupancy costs decreased $97,000, or 3%, to $2,886,000 from $2,983,000 in fiscal year 2005 compared to fiscal year 2004. The decrease resulted from an overall reduction in leased office space. Professional fees decreased $1,039,000, or 41%, to $1,520,000 from $2,559,000 in fiscal year
2005 compared to fiscal year 2004. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations in fiscal year 2005. In fiscal year 2005 the Company expensed approximately $320,000 of professional fees relating to the proposed merger with First Montauk. In fiscal year 2004 professional fees included legal fees, fines and restitution payments related to the NASD investigation of mutual fund trading activities, and legal fees regarding an arbitration panel award of damages against the Company of approximately $400,000 related to an employment contract with a former employee of the Company.

Interest expense increased $51,000, or 13%, to $448,000 from $397,000 in fiscal year 2005 compared to fiscal year 2004. The increase is due to interest on the notes issued by the Company in the second quarter of fiscal year 2004. Included in interest expense is the amortization of $163,000 and $113,000 for fiscal years 2005 and 2004, respectively, attributable to those notes, and other notes that were modified in fiscal years 2005 and 2004. Taxes, licenses and registration decreased $216,000, or 39%, to $344,000 from $560,000 in fiscal year 2005 compared fiscal year 2004. The decrease resulted from a refund of prior years state business taxes, a reduction in registration fees paid as an incentive for new brokers and lower taxes attributable to our reduced level of revenues. Other administrative expenses was $1,765,000 in both fiscal year 2005 and fiscal year 2004.

The Company reported a net loss before income taxes of $1,183,000 in fiscal year 2005 compared to net income before income taxes of $566,000 in fiscal year 2004.

The net loss attributable to common stockholders in fiscal year 2005 was $1,473,000, or $.29 per common share, as compared to diluted earnings attributable to common stockholders of $300,000, or $.07 per common share in fiscal year 2004. The net loss attributable to common stockholders for fiscal year 2005 and the net income attributable to common stockholders for fiscal year 2004 reflects $290,000 and $266,000 of cumulative Preferred Stock dividends on the Company's Preferred Stock for fiscal years 2005 and 2004, respectively.

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

                                                     Fiscal Year                   Increase (Decrease)
                                          ------------------------------      -----------------------------
                                              2004               2003            Amount             Percent
                                          ------------      ------------      ------------          -------
Commissions                               $ 46,881,000      $ 34,218,000      $ 12,663,000             37%
                                          ------------      ------------      ------------
Proprietary trading                          6,642,000        10,249,000        (3,607,000)           (35%)
Market making                                  645,000         1,115,000          (470,000)           (42%)
Mark-ups and mark-downs                        117,000           200,000           (83,000)           (42%)
                                          ------------      ------------      ------------
Net dealer inventory gains                   7,404,000        11,564,000        (4,160,000)           (36%)
Investment banking                           1,548,000           425,000         1,123,000            264%
Interest and dividends                       3,420,000         1,416,000         2,004,000            142%
Transfer fees and clearance services         2,806,000         1,850,000           956,000             52%
Gains on extinguishments of debt             1,131,000                --         1,131,000            n/a
Other                                          401,000           685,000          (284,000)           (41%)
                                          ------------      ------------      ------------
                                          $ 63,591,000      $ 50,158,000      $ 13,433,000             27%
                                          ============      ============      ============

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

                                                Fiscal Year                       Increase (Decrease)
                                      ------------------------------      -------------------------------
                                          2004               2003            Amount               Percent
                                      ------------      ------------      ------------            -------
Commission expense related to:
     Commission revenue               $ 38,980,000      $ 26,931,000      $ 12,049,000              45%
     Net dealer inventory gains          3,714,000         7,312,000        (3,598,000)            (49%)
     Investment banking                  1,238,000           340,000           898,000             264%
                                      ------------      ------------      ------------
Commissions                             43,932,000        34,583,000         9,349,000              27%
Employee compensation                    5,449,000         4,021,000         1,428,000              36%
Clearing fees                            2,391,000         2,714,000          (323,000)            (12%)
Communications                           2,589,000         2,693,000          (104,000)             (4%)
Occupancy and equipment costs            2,983,000         2,891,000            92,000               3%
Professional fees                        2,559,000         1,526,000         1,033,000              68%
Litigation settlement                      400,000                --           400,000             n/a
Interest                                   397,000           193,000           204,000             106%
Taxes, licenses and registration           560,000           407,000           153,000              38%
Other administrative expenses            1,765,000         1,973,000          (208,000)            (11%)
                                      ------------      ------------      ------------
                                      $ 63,025,000      $ 51,001,000      $ 12,024,000              24%
                                      ============      ============      ============

In comparison with the 27% increase in total revenues, total expenses increased, $12,024,000 or 24%, to $63,025,000 in fiscal year 2004 compared to $51,001,000 in fiscal year 2003. The increase in total expenses is a result of greater commission expenses directly associated with commission revenues. The increase in total expenses was minimized by management's efforts to streamline its operations and reduce fixed expenses associated with its salaried employees, communication and occupancy expenses.

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

Communication expenses decreased $104,000 or 4% to $2,589,000 from $2,693,000 in fiscal year 2004 compared to fiscal year 2003. The decrease is due to the reduction in the Company's market-making trading activities. Occupancy costs increased $92,000, or 3%, to $2,983,000 from $2,891,000 in fiscal year 2004 compared to fiscal year 2003. The increase in occupancy expense is due to the expansion of office facilities in order to accommodate new brokers. Professional fees increased $1,033,000, or 68%, to $2,559,000 from $1,526,000 in fiscal year
2004 compared to fiscal year 2003. The increase in professional fees is due to an increase in the legal fees relating to various lawsuits and arbitrations, and the legal fees, fines and restitution payments related to the NASD investigation of mutual fund trading activities and other regulatory matters. Professional fees include litigation and NASD related expenses of $2,074,000 and $945,000 in fiscal year 2004 and 2003, respectively. In January 2004, an arbitration panel awarded damages against the Company of approximately $400,000 related to an employment contract with a former employee of the Company. This amount was recorded as "Litigation settlement" and paid in fiscal year 2004.

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

Liquidity and Capital Resources

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. At September 30, 2005, National's net capital exceeded the requirement by $974,000.

Advances, dividend payments and other equity withdrawals from the Company's subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due. The allowance for doubtful accounts increased by $150,000 in fiscal year 2005, reflecting the amount of loss that can be reasonably estimated by management.

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

In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. Each unit in the offering sold for $0.65 and consisted of one share of Common Stock and one three-year warrant to purchase one share of Common Stock at a per share price of $1.25. Net proceeds of $554,500 closed in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of Common Stock and 1,016,186 warrants. In December 2005, the Company extended the expiration date of the warrants issued in this private placement, including the placement agent warrants, to December 23, 2006 from December 23, 2005.

In January 2003, the Company issued 76,923 shares of Common Stock and a three-year warrant to purchase 76,923 shares of Common Stock at $1.25 per share to D'Ancona & Pflaum, as payment of approximately $51,000 of legal fees that were accrued as of September 30, 2002. The warrants issued in connection with the offering consummated in the first quarter of fiscal year 2003 and the warrants issued to D'Ancona & Pflaum have been included along with the proceeds of the shares of Common Stock issued as additional paid-in capital.

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

In January 2004, two unrelated individual noteholders holding $1.0 million of the Company's debt extended the maturity date from January 25, 2004 to July 31, 2005. Also, effective February 1, 2004, the interest rate on each note was increased to 12% from 9% per annum. In August 2005, the two noteholders extended the maturity date on the $1.0 million of notes from July 31, 2005 to July 31, 2007. Additionally, each of the noteholders' warrants to purchase, in the aggregate, 100,000 shares of Common Stock at a price of $1.75 per share expiring on July 31, 2005 was repriced to $1.25 per share, and the expiration date of such warrants was extended to July 31, 2007. The expiration date for the noteholders' warrants to purchase, in the aggregate, an additional 100,000 shares of Common Stock at a price of $1.25 per share was also extended from July 31, 2005 to July 31, 2007.

In February 2004, National and the holder of a $1.0 million secured demand note that was initially scheduled to mature on February 1, 2004, extended the term of the secured demand note to March 1, 2005. In February 2005, National and the holder extended the term of the secured demand note to March 1, 2006. In August 2005, the noteholder's warrant to purchase 75,000 shares of Common Stock at a price of $1.75 per share, that was to expire on July 31, 2005, was repriced to $1.25 per share, and the expiration date of such warrant was extended to July 31, 2007. The expiration date for the noteholder's warrant to purchase an additional 75,000 shares of Common Stock at a price of $1.25 per share was also extended from July 31, 2005 to July 31, 2007.

As of September 30, 2005, advances to registered representatives decreased $83,000 to $1,653,000 from $1,736,000 as of September 30, 2004. This decrease is attributable to the amortization of advances in fiscal year 2005 in excess of advances made to registered representatives who became affiliated with National during this period, and advances to registered representatives already affiliated with National who agreed to renew their affiliation.

In fiscal year 2005 and 2004, the Company received proceeds of approximately $20,000 and $321,000, respectively, from the exercise of outstanding employee stock options and warrants.

In October 2004, the Company entered into a preliminary letter of intent to consummate a merger or other similar combination with First Montauk Financial Corp., a publicly traded company whose wholly owned subsidiary is also a registered broker-dealer with a business similar to National. In February 2005, the Company and First Montauk Financial Corp. entered into a definitive merger agreement that was amended and restated in June 2005. In October 2005, the Company and First Montauk mutually agreed to terminate their proposed merger. The Company expensed approximately $320,000 in "Professional fees" relating to the proposed merger with First Montauk in fiscal year 2005.

The Company has historically satisfied its capital needs with cash generated from operations or from financing activities. The Company believes that despite the currently weaker market conditions, the Company will have sufficient funds to maintain its current level of business activities during fiscal year 2006. If market conditions should weaken further, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

The following table shows the contractual obligations of the Company as of September 30, 2005:

                                                  Notes            Secured
                Fiscal Year Ending               Payable         Demand Note        Leases           Total
           ----------------------------        -----------       -----------     -----------      -----------

                       2006                    $        -        $ 1,000,000     $ 1,667,000      $ 2,667,000
                       2007                      2,025,000                 -       1,602,000        3,627,000
                       2008                              -                 -       1,556,000        1,556,000
                       2009                              -                 -         584,000          584,000
                       2010                              -                 -         562,000          562,000
                    Thereafter                           -                 -       1,022,000        1,022,000
           Less: Deferred debt discount           (206,000)                -               -         (206,000)
                                               -----------       -----------     -----------      -----------
                                               $ 1,819,000       $ 1,000,000     $ 6,993,000      $ 9,812,000
                                               ===========       ===========     ===========      ===========

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

New Accounting Standards

In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), "Share-Based Payment." This statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The statement's effective date for a company is the first interim reporting period beginning after September 30, 2005, and it applies to all outstanding and unvested SBP awards at a company's adoption. Management believes the adoption of this pronouncement will have a material impact on the Company's consolidated financial statements, whereby the Company upon adoption expects to record a charge for the granting of employee stock options.

In May 2005, the FASB issued FASB 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7. "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

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

The following table shows the market values of the Company's securities held for resale and securities sold, but not yet purchased as of September 30, 2005:

                                Securities held            Securities sold, but
                                 for resale                 not yet purchased
                                 ----------                 -----------------
Corporate stocks                  $150,000                     $ 25,000
Corporate bonds                         --                       19,000
Government obligations              16,000                           --
                                  --------                     --------
                                  $166,000                     $ 44,000
                                  ========                     ========

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14(a)(1) for a list of financial statements filed as part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended September 30, 2005.

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

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2005 that has not been reported on a current report on Form 8-K.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The other information required by this Item will be included in the Company's 2006 Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's 2006 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by this Item will be included in the Company's 2006 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company's 2006 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company's 2006 Proxy Statement and is incorporated herein by reference.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements are included in Part II, Item 8:

         1.     Financial Statements
                    Independent Auditors' Reports
                    Consolidated Financial Statements
                         Statements of Financial Condition, September 30, 2005
                           and September 30, 2004
                         Statements of Operations for the Years ended September
                           30, 2005, September 30, 2004 and September 30, 2003
                         Statement of Changes in Stockholders' Equity (Deficit)
                           for the Years ended September 30, 2005, September 30, 2004 and September 30, 2003
                         Statements of Cash Flows for the Years ended September
                           30, 2005, September 30, 2004 and September 30, 2003
                         Notes to Consolidated Financial Statements

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

OLYMPIC CASCADE FINANCIAL CORPORATION
(Registrant)

Date: December 9, 2005                 By: /s/Mark Goldwasser
                                           -------------------------------------
                                           Mark Goldwasser
                                           Chairman, President and Chief
                                           Executive Officer

Date: December 9, 2005                 By: /s/Robert H. Daskal
                                           -------------------------------------
                                           Robert H. Daskal
                                           Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 9, 2005                 By: /s/Mark Goldwasser
                                           -------------------------------------
                                           Mark Goldwasser,
                                           Chairman, President and Chief
                                           Executive Officer

Date: December 9, 2005                 By:  /s/Gary A. Rosenberg
                                           -------------------------------------
                                           Gary A. Rosenberg, Director

Date: December 9, 2005                 By: /s/Robert J. Rosan
                                           -------------------------------------
                                           Robert J. Rosan, Director

Date: December 9, 2005                 By: /s/Peter Rettman
                                           -------------------------------------
                                           Peter Rettman, Director

Date: December 9, 2005                 By: /s/Norman J. Kurlan
                                           -------------------------------------
                                           Norman J. Kurlan, Director

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

10.7 Borrowing agreement between Seattle-First National Bank and the Company previously filed as Exhibit 10.33 to Form 10-K in December 1998 and hereby incorporated by reference.

10.8 Note payable agreement, previously filed as Exhibit 10.34 to Form 10-K in December 1998 and hereby incorporated by reference.

10.9 Note payable agreement, previously filed as Exhibit 10.35 to Form 10-K in December 1998 and hereby incorporated by reference.

10.10 Note payable agreement, previously filed as Exhibit 10.36 to Form 10-K in December 1998 and hereby incorporated by reference.

10.11 Sales agreement between Friend and the Company previously filed as Exhibit
      10.37 to Form 10-K in December 1998 and hereby incorporated by reference.

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

10.21 2000 Stock Option Plan previously filed as Exhibit 4.1 to Form S-8 in June 2000 and hereby incorporated by reference.

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

10.28 Clearing Agreement previously filed as Exhibit 10.28 to Form 10-K in December 2001 and hereby incorporated by reference.

10.29 First Amendment to Clearing Agreement previously filed as Exhibit 10.29 to Form 10-K in December 2001 and hereby incorporated by reference.

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

10.40 Clearing Agreement previously filed as Exhibit 10.36 to Form 10-K in June 2004 and hereby incorporated by reference.

10.41 Form of Warrant issued in August 2004 filed as Exhibit 10.40 to Form 8-K in August 2004 and hereby incorporated by reference.

10.42 Form of Registration Rights Agreement dated in August 2004 filed as
      Exhibit 10.41 to Form 8-K in August 2004 and hereby incorporated by reference.

10.43* Severance Agreement dated February 4, 2005 between Michael A. Bresner and
       National Securities Corporation filed as Exhibit 10.43 to Form 8-K in February 2005 and hereby incorporated by reference.

10.44 Agreement and Plan of Merger dated February 10, 2005, by and among Olympic Cascade Financial Corporation, FMFC Acquisition Corporation and First Montauk Financial Corp. filed as Exhibit 10.44 to Form 8-K in February 2005 and hereby incorporated by reference.

10.45 Warrant issued by the Company to Triage Partners LLC dated April 1, 2005 filed as Exhibit 10.45 to Form 8-K in April 2005 and hereby incorporated by reference.

10.46 Amended and Restated Agreement and Plan of Merger dated June 27, 2005, by and among Olympic Cascade Financial Corporation, OLY Acquisition Corporation and First Montauk Financial Corp. filed as Exhibit 10.46 to Form 8-K in June 2005 and hereby incorporated by reference.

10.47 Letter Agreement dated as of October 24, 2005 terminating the Amended and Restated Agreement and Plan of Merger, dated June 27, 2005, by and among Olympic Cascade Financial Corporation, OLY Acquisition Corporation and First Montauk Financial Corp. filed as Exhibit 10.47 to Form 8-K in October 2005 and hereby incorporated by reference.

14.   The Code of Ethics.

16.1 Change in Certifying Accountant, previously filed in Form 8-K in August 1998 and hereby incorporated by reference.

16.2 Investment Transaction previously filed in Form 8-K in January 2002 and hereby incorporated by reference.

16.3 Resignation of Director previously filed in Form 8-K in April 2002 and hereby incorporated by reference.

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

23.5  Consent of Marcum & Kliegman LLP

24.   Power of Attorney, previously filed to Forms S-3 in May 1999 and June
      1999.

31.1 Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Acting Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Acting Chief Financial Officer's Certificate pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*     Compensatory agreements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Olympic Cascade Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Olympic Cascade Financial Corporation (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Olympic Cascade Financial Corporation as of September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
November 23, 2005

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                            September 30,      September 30,
                                                                                                 2005               2004
                                                                                            ------------       ------------
CASH                                                                                        $    398,000       $    351,000
DEPOSITS WITH CLEARING ORGANIZATIONS                                                             300,000            995,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS                                     3,329,000          3,821,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $368,000
           and $850,000 at September 30, 2005 and 2004, respectively                             485,000            889,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                         1,653,000          1,736,000
SECURITIES HELD FOR RESALE, at market                                                            166,000            149,000
SECURED DEMAND NOTE                                                                            1,000,000          1,000,000
FIXED ASSETS, net                                                                                250,000            301,000
OTHER ASSETS                                                                                     379,000            480,000
                                                                                            ------------       ------------

TOTAL ASSETS                                                                                $  7,960,000       $  9,722,000
                                                                                            ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS                                        $    122,000       $    115,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                                 44,000             33,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                       4,045,000          4,790,000
NOTES PAYABLE, net of debt discounts of of $206,000 and
           $245,000 at September 30, 2005 and 2004, respectively                               1,819,000          1,855,000
                                                                                            ------------       ------------
TOTAL LIABILITIES                                                                              6,030,000          6,793,000
                                                                                            ------------       ------------

SUBORDINATED BORROWINGS                                                                        1,000,000          1,000,000
                                                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES (NOTES 13 and 14)                                                       --                 --

STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
            designated as Series A                                                                    --                 --
         Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 33,320 shares issued and outstanding (liquidation preference: $3,332,000) at September 30, 2005, and 31,177 shares issued
            and outstanding (liquidation preference: $3,117,700) at September 30, 2004                --                 --
         Common stock, $.02 par value, 30,000,000 shares authorized;
            5,045,878 and 4,984,332 shares issued and outstanding,
            at September 30, 2005 and 2004, respectively                                         101,000            100,000
         Additional paid-in capital                                                           15,295,000         14,790,000
         Accumulated deficit                                                                 (14,466,000)       (12,961,000)
                                                                                            ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                       930,000          1,929,000
                                                                                            ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $  7,960,000       $  9,722,000
                                                                                            ============       ============

                See notes to consolidated financical statements.


          OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Years Ended
                                                                 ---------------------------------------------------
                                                                 September 30,      September 30,      September 30,
                                                                      2005               2004               2003
                                                                 ------------       ------------       ------------
REVENUES
      Commissions                                                $ 33,134,000       $ 46,881,000       $ 34,218,000
      Net dealer inventory gains                                    5,710,000          7,404,000         11,564,000
      Investment banking                                              528,000          1,548,000            425,000
      Interest and dividends                                        2,739,000          3,420,000          1,416,000
      Transfer fees and clearing services                           3,097,000          2,806,000          1,850,000
      Gains on extinguishments of debt                                     --          1,131,000                 --
      Other                                                           522,000            401,000            685,000
                                                                 ------------       ------------       ------------

                                                                   45,730,000         63,591,000         50,158,000
                                                                 ------------       ------------       ------------

EXPENSES
      Commissions                                                  32,838,000         43,932,000         34,583,000
      Employee compensation and related expenses                    5,010,000          5,449,000          4,021,000
      Clearing fees                                                   432,000          2,391,000          2,714,000
      Communications                                                1,670,000          2,589,000          2,693,000
      Occupancy and equipment costs                                 2,886,000          2,983,000          2,891,000
      Professional fees                                             1,520,000          2,559,000          1,526,000
      Litigation settlement                                                --            400,000                 --
      Interest                                                        448,000            397,000            193,000
      Taxes, licenses, registration                                   344,000            560,000            407,000
      Other administrative expenses                                 1,765,000          1,765,000          1,973,000
                                                                 ------------       ------------       ------------

                                                                   46,913,000         63,025,000         51,001,000
                                                                 ------------       ------------       ------------

Net income (loss)                                                  (1,183,000)           566,000           (843,000)

Preferred stock dividends                                            (290,000)          (266,000)          (250,000)
                                                                 ------------       ------------       ------------

Net income (loss) attributable to common stockholders            $ (1,473,000)      $    300,000       $ (1,093,000)
                                                                 ============       ============       ============

INCOME (LOSS) PER COMMON SHARE

Basic:
      Net income (loss) attributable to common stockholders      $      (0.29)      $       0.08       $      (0.34)
                                                                 ============       ============       ============

Diluted:
      Net income (loss) attributable to common stockholders      $      (0.29)      $       0.07       $      (0.34)
                                                                 ============       ============       ============

Weighted average number of shares outstanding:
      Basic                                                         5,024,643          3,580,446          3,175,315
                                                                 ============       ============       ============
      Diluted                                                       5,024,643          4,106,742          3,175,315
                                                                 ============       ============       ============

                See notes to consolidated financical statements.


              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

               YEARS ENDED SEPTEMBER 30, 2005, SEPTEMBER 30, 2004
                             AND SEPTEMBER 30, 2003


                                            Preferred Stock          Common Stock       Additional
                                       ----------------------  ----------------------     Paid-In
                                         Shares      Amount       Shares        Amount     Capital       Deficit        Total
                                       ----------  ----------  ----------   ----------  -----------    ------------   ----------
BALANCE, September 30, 2002                27,825  $        -   2,274,449   $   45,000  $12,045,000    $(12,181,000)  $  (91,000)

     Issuance of restricted common
       stock:
         From private placement                 -           -   1,016,186       21,000      533,000               -      554,000
         Payment of legal fees                  -           -      76,923        1,000       50,000               -       51,000
     Net loss                                   -           -           -            -            -        (843,000)    (843,000)
                                       ----------  ----------  ----------   ----------  -----------    ------------   ----------

BALANCE, September 30, 2003                27,825           -   3,367,558       67,000   12,628,000     (13,024,000)    (329,000)

     Issuance of preferred stock
       dividends                            3,352           -           -            -      503,000        (503,000)           -
     Exercise of stock options                  -           -      26,003        1,000       25,000               -       26,000
     Exercise of warrants                       -           -     240,771        5,000      290,000               -      295,000
     Issuance of restricted common
       stock:
         From private placement                 -           -   1,250,000       25,000      905,000               -      930,000
         Settlement of arbitration              -           -     100,000        2,000       98,000               -      100,000
     Warrants issued in connection
       with debt                                -           -           -            -      341,000               -      341,000
     Net income                                 -           -           -            -            -         566,000      566,000
                                       ----------  ----------  ----------   ----------  -----------    ------------   ----------

BALANCE, September 30, 2004                31,177           -   4,984,332      100,000   14,790,000     (12,961,000)   1,929,000

     Issuance of preferred stock
       dividends                            2,143           -           -            -      322,000        (322,000)           -
     Exercise of warrants                       -           -      21,546            -       19,000               -       19,000
     Issuance of restricted common
       stock:
          Settlement of arbitration             -           -      40,000        1,000       39,000               -       40,000
     Warrants issued in connection
       with debt                                -           -           -            -      125,000               -      125,000
     Net loss                                   -           -           -            -            -      (1,183,000)  (1,183,000)
                                       ----------  ----------  ----------   ----------  -----------    ------------   ----------

BALANCE, September 30, 2005                33,320  $        -   5,045,878    $ 101,000  $15,295,000    $(14,466,000)  $  930,000
                                       ==========  ==========  ==========   ==========  ===========    ============   ==========

                See notes to consolidated financical statements.


              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years ended
                                                                    -------------------------------------------------------------
                                                                    September 30, 2005    September 30, 2004   September 30, 2003
                                                                    ------------------    ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $(1,183,000)          $   566,000           $  (843,000)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
         Depreciation and amortization                                     145,000               165,000               217,000
         Gains on extinguishments of debt                                       --            (1,131,000)                   --
         Amortization of note discount                                     163,000               122,000                33,000
         Provision for doubtful accounts                                   150,000               200,000               441,000
         Forgiveness of loan                                                    --              (251,000)             (453,000)
         Write-down of limited partnership investment                           --                    --                29,000
         Issuance of common stock in settlement of arbitration              40,000               100,000                    --
   Changes in assets and liabilities
         Restricted cash                                                        --                    --               309,000
         Deposits with clearing organizations                              695,000                46,000               448,000
         Receivables from broker-dealers, clearing organizations
           and others                                                      829,000            (1,569,000)           (2,295,000)
         Securities held for resale, at market                             (17,000)              225,000               232,000
         Other assets                                                      101,000                65,000                53,000
         Accounts payable, accrued expenses and other liabilities         (737,000)              127,000             1,892,000
         Securities sold, but not yet purchased, at market                  11,000               (83,000)               11,000
                                                                       -----------           -----------           -----------
   Net cash provided by (used in) operating activities                     197,000            (1,418,000)               74,000
                                                                       -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of fixed assets                                          (94,000)             (219,000)              (94,000)
                                                                       -----------           -----------           -----------

   Net cash used in investing activities                                   (94,000)             (219,000)              (94,000)
                                                                       -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of notes payable and warrants               --             1,036,000                    --
         Payment of notes payable                                          (75,000)             (750,000)                   --
         Decrease in cash overdraft                                             --                    --              (408,000)
         Net proceeds from issuance of common stock and warrants                --               930,000               554,000
         Exercise of stock options and warrants                             19,000               321,000                    --
                                                                       -----------           -----------           -----------
   Net cash provided by (used in) financing activities                     (56,000)            1,537,000               146,000
                                                                       -----------           -----------           -----------

NET INCREASE (DECREASE) IN CASH                                             47,000              (100,000)              126,000

CASH BALANCE
         Beginning of the year                                             351,000               451,000               325,000
                                                                       -----------           -----------           -----------

         End of the year                                               $   398,000           $   351,000           $   451,000
                                                                       ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the year for:
         Interest                                                      $   450,000           $   363,000           $   193,000
                                                                       ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
            FINANCING ACTIVITIES
         Exchange of accounts payable for common stock                 $        --           $        --           $    51,000
                                                                       ===========           ===========           ===========
         Conversion of accounts payable to loan payable                $        --           $        --           $   375,000
                                                                       ===========           ===========           ===========
         Warrants issued in connection with debt                       $   125,000           $   341,000           $        --
                                                                       ===========           ===========           ===========
         Preferred stock dividends                                     $   322,000           $   503,000           $        --
                                                                       ===========           ===========           ===========


                See notes to consolidated financical statements.


                      OLYMPIC CASCADE FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 30, 2005, SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

1.    ORGANIZATION

      Olympic Cascade Financial Corporation ("Olympic" or the "Company"), a Delaware corporation organized in 1996, is a financial services organization, operating through its wholly owned subsidiary, National Securities Corporation ("National") a Washington corporation organized in 1947. National conducts a national securities brokerage business through its main offices in Seattle, Washington and New York, New York. The Company's business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. National is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a. Principles of Consolidation - The consolidated financial statements include the accounts of Olympic and National, its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

            c. Revenue Recognition - Customer security transactions and the related commission income and expense are recorded as of the trade date. Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Customers who are financing their transaction on margin are charged interest. The Company's margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC ("NFS") and Penson Financial Services, Inc. ("Penson"). The interest is billed on the average daily balance of the margin account.

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


            d. Fixed Assets - Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

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

            f. Investment in Limited Partnership - The Company accounts for its investment in the limited partnership in accordance with the equity method of accounting. Such asset has been included in other assets in the accompanying consolidated statements of financial condition. The Company has an investment in a limited partnership for which the carrying value is $107,000 at September 30, 2005.

            g. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and other liabilities approximates fair value based on the short-term maturity of these instruments.

            h. Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2005, the Company has determined that there has been no impairment of its long-lived assets.

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


                                                                                            Fiscal Years Ended
                                                                         -----------------------------------------------------------
                                                                         September 30,          September 30,          September 30,
                                                                              2005                   2004                   2003
                                                                          -----------            -----------            -----------
Numerator:
   Net income (loss)                                                      $(1,183,000)           $   566,000            $  (843,000)
   Preferred stock dividends                                                 (290,000)              (266,000)              (250,000)
                                                                          -----------            -----------            -----------
Numerator for basic and diluted earnings per share--net
   income (loss) attributable to common stockholders                      $(1,473,000)           $   300,000            $(1,093,000)
                                                                          ===========            ===========            ===========

Denominator:
   Denominator for basic earnings per share--weighted
      average shares                                                        5,024,643              3,580,446              3,175,315
                                                                          -----------            -----------            -----------
   Effective of dilutive securities:
      Stock options                                                                --                 36,182                     --
      Warrants                                                                     --                490,114                     --
                                                                          -----------            -----------            -----------
   Dilutive potential common shares                                                --                526,296                     --
                                                                          -----------            -----------            -----------
Denominator for diluted earnings per share--adjusted
   weighted-average shares and assumed conversions                          5,024,643              4,106,742              3,175,315
                                                                          ===========            ===========            ===========

Net income (loss) available to common stockholders
   Basic:                                                                 $     (0.29)           $      0.08            $     (0.34)
                                                                          ===========            ===========            ===========

   Diluted:                                                               $     (0.29)           $      0.07            $     (0.34)
                                                                          ===========            ===========            ===========

                  For the fiscal years ended September 30, 2005, 2004 and 2003, 5,357,278, 3,228,615 and 3,943,095 shares, respectively, attributable to outstanding Series A Preferred Stock, stock options and warrants were excluded from the calculation of diluted net income per share because if included the effect would be anitdilutive.

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


                                                                                                Fiscal Years Ended
                                                                                -----------------------------------------------
                                                                                  September 30,   September 30,   September 30,
                                                                                       2005            2004            2003
                                                                                -----------------------------------------------
Net income (loss) attributable to common stockholders - as reported               $ (1,473,000)      $ 300,000    $ (1,093,000)
Stock-based employee compensation cost determined under
   fair value method, net of tax effects                                              (869,000)       (286,000)        (36,000)
                                                                                -----------------------------------------------
Net income (loss) attributable to common stockholders - pro forma                 $ (2,342,000)       $ 14,000    $ (1,129,000)
                                                                                ===============================================

Earnings (loss) per share

Basic earnings (loss) loss per share:
Net income (loss) attributable to common stockholders - as reported                    $ (0.29)         $ 0.08         $ (0.34)
Per share stock-based employee compensation cost
   determined under fair value method, net of tax effects                                (0.17)          (0.08)          (0.01)
                                                                                -----------------------------------------------
Net income (loss) attributable to common stockholders - pro forma                      $ (0.46)            $ -         $ (0.35)
                                                                                ===============================================

Diluted earnings (loss) loss per share:
Net income (loss) attributable to common stockholders - as reported                    $ (0.29)         $ 0.07         $ (0.34)
Per share stock-based employee compensation cost
   determined under fair value method, net of tax effects                                (0.17)          (0.07)          (0.01)
                                                                                -----------------------------------------------
Net income (loss) attributable to common stockholders - pro forma                      $ (0.46)            $ -         $ (0.35)
                                                                                ===============================================

                  The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2005, 2004 and 2003. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                                                                                Fiscal Years Ended
                                                                          ---------------------------------------------------------
                                                                          September 30,            September 30,       September 30,
                                                                               2005                     2004               2003
                                                                          ---------------------------------------------------------
                   Assumptions:                                                 3.15%                    2.48%                4.01%
                   Risk-free interest rate
                                                                                 5.0                      3.0                  5.0
                   Expected life, in years
                                                                                 135%                     123%                 311%
                   Expected volatility

                   Results:                                               $     1.10               $     1.47           $     0.52
                   Fair value of options granted

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

                  The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures up to $100,000 at each institution. At times such amounts may exceed the FDIC limits. At September 30, 2005 the uninsured cash bank balance was $551,000. The Company believes it is not exposed to any significant credit risks for cash.

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


            o. Recent Accounting Pronouncements - In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

                  In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised
                  2004), "Share-Based Payment." This statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The statement's effective date for a company is the first interim reporting period beginning after September 30, 2005, and it applies to all outstanding and unvested SBP awards at a company's adoption. Management believes the adoption of this pronouncement will have a material impact on the Company's consolidated financial statements, whereby the Company upon adoption expects to record a charge for the granting of future employee stock options.

                  In May 2005, the FASB issued FASB 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

                  In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

                  In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7. "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification


                                     F-11-
                  to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

                  In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

            p. Management's Liquidity Plans - The prevailing market conditions during the past several years resulted in continuing operating losses and a reduction in the stockholders' equity of the Company. Accordingly, the Company has pursued additional sources of capital from various potential investors.

                  In the second quarter of fiscal year 2005, National and the holder of the $1.0 million secured demand note that matured on March 1, 2005, extended the maturity date of the note to March 1, 2006. Additionally, two noteholders extended the maturity date on $1.0 million of notes from July 31, 2005 to July 31, 2007.

                  In the first quarter of fiscal year 2004, the Company consummated two private offering of its securities to a limited number of accredited investors wherein the Company issued an aggregate of $1,025,000 of three-year, 10% senior subordinated promissory notes to nine unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 213,750 shares of the Company's common stock at exercise prices of $1.40 and $1.50 per share.

                  In the fourth quarter of fiscal year 2004, the Company received net proceeds of approximately $930,000 from a private placement of its securities to a limited number of accredited investors. Each unit in the Private Offering sold for $1.60 and consisted of two shares of the Company's common stock and one three-year warrant to purchase one share of the Company's common stock at a per share price of $1.50.


                  The Company has historically satisfied its capital needs with cash generated from operations or from financing activities. The Company believes that despite the currently weaker market conditions, the Company will have sufficient funds to maintain its current level of business activities during fiscal year 2006. If market conditions should weaken further, the Company would need to consider curtailing certain of its business activities, further reducing its fixed overhead costs and/or seek additional sources of financing.

3.    SIGNIFICANT AGREEMENTS AND TRANSACTIONS

            a.    CLEARING AGREEMENTS

                  In August 2001, National entered into an agreement with First Clearing Corporation ("First Clearing"), a wholly-owned subsidiary of Wachovia Corporation, under which First Clearing provided clearing and other related services for National. The conversion to First Clearing began in December 2001 and was completed in March 2002.

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

                  In connection with the clearing agreement, the Company entered into a ten-year promissory note with First Clearing under which the Company immediately borrowed $1,000,000. The funds were contributed by the Company to National, and were used as a deposit to secure National's performance under the Clearing Agreement. The Clearing Agreement also provided for another $1,000,000 loan that was extended to the Company upon substantial completion of the conversion on December 31, 2001 that the Company also contributed to National. Principal and interest under the promissory note were forgivable annually based on certain business performance and trading volumes of the Company. Based on actual tickets, $250,000 and $453,000 was forgiven in fiscal years 2004 and 2003, respectively, which has been recorded as a reduction in clearing fees expense in the accompanying consolidated statements of operations.

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

                  In December 2003, the Company engaged in various discussions with the NASD relating to the Security Agreement between National and First Clearing, and its effect on the computation of National's net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National's clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 resulting from this reduction was paid to First Clearing to reduce the Company's outstanding loan balance on its promissory note to First Clearing; and (3) the Security Agreement between National and First Clearing was terminated. Furthermore, First Clearing forgave payment of the $375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gain on extinguishments of debt in the first quarter of fiscal year 2004.

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

                  In March 2005, NFS acquired the clearing business of Fiserv. In April 2005, National entered into a clearing agreement with NFS that became effective in June 2005. As part of this transaction, NFS provided National with a $1.0 million conversion fee credit to reimburse the Company for the transitional, incremental costs incurred by National relating to the conversion of its clearing business to NFS. National was paid $250,000 in May 2005, and the remaining $750,000 was


                                     F-14-
                  paid in July 2005. The clearing agreement includes a termination fee if National terminates the agreement without cause. Additionally, in June 2005, National entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of the new clearing relationships will be beneficial to the Company's cost structure, liquidity and capital resources.

            b.    CAPITAL TRANSACTIONS

                  (i) During fiscal year 2002, a company affiliated with the current Chairman, President and Chief Executive Officer of Olympic and an unaffiliated company (collectively, the "Investors") obtained a significant ownership in the Company (the "Investment Transaction") through purchasing 15,725 shares of Series A convertible preferred stock ("preferred stock") of Olympic at $100 per share, convertible into common stock at a price of $1.50 per share.

                  (ii) Concurrent with the closing of the above transaction, the then current Chief Executive Officer and Chief Financial Officer of Olympic terminated their employment agreements with the Company and simultaneously entered into consulting agreements of eighteen and twenty-seven months, respectively, at a monthly consideration of $10,000 for each consultant. The Chief Executive Officer also sold 285,000 shares of the Company's common stock owned by the officer and his family to the aforementioned unaffiliated company.

                  (iii) In December 2001, Olympic executed a securities exchange agreement with the holders of Olympic's $2,000,000 promissory note holders, whereby $1,000,000 of such notes were exchanged as payment for the issuance of 10,000 shares of the Company's preferred stock at $100 per share. In addition, 100,000 of the warrants issued pursuant to the original loan transaction were repriced from an exercise price of $5.00 per share to $1.75 per share. In January 2004, the two noteholders extended the maturity dates on the notes from January 25, 2004 to July 31, 2005. Also, effective February 1, 2004, the interest rate on each note was increased to 12% from 9% per annum. Additionally, each of the noteholders' warrants to purchase, in the aggregate, 100,000 shares of common stock at a price of $5.00 per share expiring on February 1, 2004 was repriced to $1.25 per share, and the expiration date of such warrants was extended to July 31, 2005. The expiration date for the noteholders' warrants to purchase, in the aggregate, an additional 100,000 shares of common stock at a price of $1.75 per share was also extended from January 25, 2004 to July 31, 2005. In August 2005, the two noteholders extended the maturity date on the $1.0 million of notes from July 31, 2005 to July 31, 2007. Additionally, each of the noteholders' warrants to purchase, in the aggregate, 100,000 shares of Common Stock at a price of $1.75 per share expiring on July 31, 2005 was repriced to $1.25 per share, and the expiration date of such warrants was extended to July 31, 2007. The expiration date for the noteholders' warrants to purchase, in the aggregate, an additional 100,000 shares of Common Stock at a price of $1.25 per share was also extended from July 31, 2005 to July 31, 2007.


                        The Company is accreting the total allocated fair value of $158,000 from the 2004 extensions over the extended 18-month term of these notes. The Company is accreting the total allocated fair value of $130,000 from the 2005 extensions over the twenty-four-month term of these promissory notes. Such accretion has been included in "Interest" in the accompanying consolidated financial statements.

                  (iv) In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act (the "Private Offering"). Each unit in the Private Offering sold for $0.65 and consisted of one share of the Company's common stock and one three-year warrant to purchase one share of the Company's common stock at a per share price of $1.25. Net proceeds of $554,500 were received in the first quarter of fiscal year 2003, and the Company correspondingly issued 1,016,186 shares of restricted common stock and 1,016,186 warrants. In December 2005, the Company extended the expiration date of the warrants issued in this private placement, including the placement agent warrants, to December 23, 2006 from December 23, 2005. In January 2003, the Company issued 76,923 shares of common stock and a three-year warrant to purchase 76,923 shares of common stock at $1.25 per share to D'Ancona & Pflaum LLC, as payment of approximately $51,000 of legal fees that were accrued as of September 30, 2002. The warrants issued in connection with the Private Offering and the warrants issued to D'Ancona & Pflaum have been included along with the proceeds of the shares of common stock issued as additional paid-in capital.

                  (v) In January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. In December 2004, the Company rescinded a note in the principal amount of $25,000 and a warrant to purchase 6,250 shares of Common Stock.

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


                  (vi) In July 2004, the Company filed a Registration Statement on Form S-3 under the Securities Act for the resale of certain shares of Common Stock and shares of Common Stock issuable upon the exercise of certain Warrants previously issued in connection with private placement transactions, and certain Warrants that were issued in the private placements that were completed in fiscal year 2004. The Registration Statement became effective on August 11, 2004.

                  (vii) In the fourth quarter of fiscal year 2004, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. Each unit in this offering sold for $1.60 and consisted of two shares of the Company's common stock and one three-year warrant to purchase one share of the Company's common stock at a per share price of $1.50. Net proceeds of $930,000 closed in the fourth quarter of fiscal year 2004, and the Company correspondingly issued 1,250,000 shares of the Company's common stock and 625,000 warrants.

                  (viii) In the fourth quarter of fiscal year 2004, the Company issued 100,000 shares of common stock as part of the settlement of an arbitration, as payment of approximately $100,000. In the second quarter of fiscal year 2005, the Company issued 40,000 shares of common stock as part of the settlement of two arbitrations as payment of approximately $40,000. Such payments have been included in "Professional fees", and the issuance of the shares of common stock has been included in "Common stock" and "Additional paid-in capital", in the accompanying consolidated financial statements.

4.    BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

      At September 30, 2005 and 2004 the receivables of $3,329,000 and $3,821,000, respectively, from brokers and dealers represent net amounts due for fees and commissions. At September 30, 2005 and 2004, the amounts payable to broker dealers and clearing organizations of $122,000 and $115,000, respectively, represent amounts payable for inventory purchases on behalf of the Company and its customers.

5.    OTHER RECEIVABLES

      An analysis of other receivables, and the allowance for uncollectible accounts on such receivables for the fiscal years ended September 30, 2003, 2004 and 2005 is as follows:


                                                                    Other                                                   Net
                                                                Receivables                  Allowance                  Receivables
                                                                -----------                 -----------                 -----------
Balance, September 30, 2002                                     $ 1,364,000                 $  (209,000)                $ 1,155,000)
Additions                                                            17,000                          --                      17,000
Collections                                                         (22,000)                         --                     (22,000)
Provision                                                                --                    (441,000)                   (441,000)
                                                                -----------                 -----------                 -----------
Balance, September 30, 2003                                       1,359,000                    (650,000)                    709,000
Additions                                                           435,000                          --                     435,000
Collections                                                         (55,000)                         --                     (55,000)
Provision                                                                --                    (200,000)                   (200,000)
                                                                -----------                 -----------                 -----------
Balance, September 30, 2004                                       1,739,000                    (850,000)                    889,000
Additions                                                           110,000                          --                     110,000
Collections                                                        (364,000)                         --                    (364,000)
Provision                                                                --                    (150,000)                   (150,000)
Write-offs                                                         (632,000)                    632,000                          --
                                                                -----------                 -----------                 -----------
Balance, September 30, 2005                                     $   853,000                 $  (368,000)                $   485,000
                                                                ===========                 ===========                 ===========

6.    ADVANCES TO REGISTERED REPRESENTATIVES

      An analysis of advances to registered representatives for the fiscal years ended September 30, 2004 and 2005 is as follows:

              Balance, September 30, 2003                             $ 644,000
              Advances                                                1,855,000
              Amortization of advances                                 (763,000)
                                                                    -----------
              Balance, September 30, 2004                             1,736,000
              Advances                                                1,123,000
              Amortization of advances                               (1,206,000)
                                                                    -----------
              Balance, September 30, 2005                           $ 1,653,000
                                                                    ===========

      The unamortized advances outstanding at September 30, 2005, 2004 and 2003 attributable to registered representatives who ended their affiliation with National prior to the fulfillment of their obligation was $44,000, $40,000 and $35,000, respectively.

7. SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET

      The following table shows the market values of the Company's securities held for resale and securities sold, but not yet purchased as of September 30, 2005 and 2004, respectively:


                                                     September 30, 2005                            September 30, 2004
                                                     ------------------                            ------------------
                                                                      Securities                                    Securities
                                                Securities           sold, but not          Securities            sold, but not
                                              held for resale        yet purchased        held for resale         yet purchased
                                              ---------------        -------------        ---------------         -------------
Corporate stocks                                $150,000               $ 25,000               $ 36,000               $  1,000
Corporate bonds                                       --                 19,000                  3,000                     --
Government obligations                            16,000                     --                110,000                 32,000
                                                --------               --------               --------               --------
                                                $166,000               $ 44,000               $149,000               $ 33,000
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

8.    FIXED ASSETS

      Fixed assets as of September 30, 2005 and 2004, respectively, consist of the following:

                                                     September 30,    September 30,           Estimated Useful
                                                         2005              2004                     Lives
                                                     -------------    -------------           ----------------
Office machines                                       $ 138,000         $ 150,000                  5 years
Furniture and fixtures                                  157,000           170,000                  5 years
Telephone system                                         34,000            35,000                  5 years
Electronic equipment                                    399,000           322,000                  3 years
                                                                                            Lesser of terms of
Leasehold improvements                                  246,000           233,000          leases or useful lives
                                                      ---------         ---------
                                                        974,000           910,000
Less accumulated depreciation and amortization         (724,000)         (609,000)
                                                      ---------         ---------
Fixed assets - net                                    $ 250,000         $ 301,000
                                                      =========         =========

      During the year ended September 30, 2004, the Company wrote off approximately $511,000 of retired and fully depreciated fixed assets. Depreciation and amortization expense for the years ended September 30, 2005, 2004 and 2003 was $145,000, $165,000 and $217,000, respectively.


9.    OTHER ASSETS

      Other assets as of September 30, 2005 and 2004, respectively, consist of the following:

                                       September 30, 2005     September 30, 2004
                                       ------------------     ------------------

Investment in limited partnership           $107,000             $107,000
Pre-paid expenses                            234,000              321,000
Deposits                                      38,000               52,000
                                            --------             --------
Total                                       $379,000             $480,000
                                            ========             ========

10.   NOTES PAYABLE

      In January 2001, the Company executed two promissory notes for $1,000,000 each. These notes bear interest at 9% per annum with interest paid quarterly. The principal of each note initially matured in January 2004. In connection with each note, warrants were issued for the purchase of 100,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants were to expire on the maturity date, were valued at $50,000 each, and were recorded as a discount to the respective notes. As of September 30, 2004 and 2003, the aggregate unamortized discount was $0 and $11,000, respectively. As discussed in Note 3b(iii), the holders of such notes executed a securities exchange agreement, whereby $1,000,000 of such notes was exchanged as payment for the issuance of 10,000 shares of the Company's preferred stock at $100 per share. In addition, 100,000 of the warrants issued pursuant to the original loan transaction were repriced from an exercise price of $5.00 per share to $1.75 per share. As discussed in Note 3b(iii), the two noteholders have extended the maturity date on the remaining $1,000,000 to July 31, 2007. The Company amortized the total allocated fair value of $158,000 over the previous 18-month term of these notes, and is amortizing the total allocated fair value of $130,000 over the current 24-month term of these notes. Such amortization has been included in "Interest" in the accompanying consolidated financial statements.

      As discussed in Note 3a, the Company received loans from First Clearing, payable over the life of the clearing agreement, that were forgivable based upon the Company attaining certain trading volumes. These notes were forgiven in fiscal year 2004. The note balance outstanding and loan activity is as follows:

            Balance, September 30, 2003                       $ 1,756,000
            Principal payments                                   (750,000)
            Amount amortized and forgiven                      (1,006,000)
                                                              -----------
            Balance, September 30, 2004                       $        --
                                                              ===========

      As discussed in Note 3b(v) in January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The noteholders received three-year warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. In December 2004, the Company rescinded a note in the principal amount of $25,000 and a warrant to purchase 6,250 shares of Common Stock.


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

      The following table summarizes notes payable at September 30, 2005 and 2004, respectively:

                                        September 30, 2005    September 30, 2004
                                        ------------------    ------------------
        Notes payable to noteholders        $ 1,000,000          $ 1,000,000
        Loan from former officer                     --               50,000
        2004 private placements               1,025,000            1,050,000
                                            -----------          -----------
                                              2,025,000            2,100,000
        Less: Deferred debt discount           (206,000)            (245,000)
                                            -----------          -----------
                                            $ 1,819,000          $ 1,855,000
                                            ===========          ===========

      The following is a schedule by years of debt maturity as of September 30, 2005:

            Fiscal year ending
            2006                                $        --
            2007                                  2,025,000
                                                -----------
                                                  2,025,000
            Less: Deferred debt discount           (206,000)
                                                -----------
                                                $ 1,819,000
                                                ===========

11.   SECURED DEMAND NOTE

      On February 1, 2001, National entered into a secured demand note collateral agreement with an employee of National and a Director of the Company, to borrow securities that can be used by the Company for collateral agreements. These securities have been pledged through an unrelated broker-dealer, and have a borrowing value totaling $1,000,000. This note bears interest at 5% per annum with interest paid monthly. The demand note, which had an original maturity of February 1, 2004, has been extended to March 1, 2006. Certain of the securities totaling $412,000 have been pledged as collateral for a security deposit in the amount of $249,000 for an office lease, and two letters of credit in the amounts of $125,000 and $38,000, executed by the Company on behalf of National. No amounts have been drawn on these letters of credit.


12.   INCOME TAXES

      The income tax (provision) benefit consists of:

                                                                       Fiscal Years Ended
                                                    -------------------------------------------------------
                                                      September 30,      September 30,       September 30,
                                                         2005                 2004               2003
      Current federal income tax benefit            $              -   $               -  $               -
      Current state income tax provision                           -                   -                  -
                                                    ----------------   -----------------  -----------------
                                                    $              -   $               -  $               -
                                                    ================   =================  =================

      The income tax (provision) benefit related to income (loss) from continuing operations before income taxes and extraordinary items varies from the federal statutory rate as follows:

                                                                                           Years Ended
                                                                       ------------------------------------------------------
                                                                       September 30,       September 30,         September 30,
                                                                           2005                2004                   2003
                                                                        ---------           ---------             ---------
            Statutory federal rate                                      $ 402,000           $(192,000)            $ 287,000
            State income taxes net of federal income tax benefit           35,000             (19,000)               27,000
            Losses for which no benefit is provided                      (437,000)                 --              (314,000)
            Utilization of net operating loss carryforwards                    --             211,000                    --
                                                                        ---------           ---------             ---------
                                                                        $      --           $      --             $      --
                                                                        =========           =========             =========

      Significant components of the Company's deferred tax assets that are included in other assets in the accompanying financial statements are as follows:

                                                          September 30,      September 30,
                                                              2005                2004
                                                          -----------         -----------
            Net operating loss carryforwards              $ 3,413,000         $ 3,593,000
            Reserves for uncollectible receivables            128,000             332,000
            Other temporary differences                        44,000             207,000
                                                          -----------         -----------
            Total deferred tax asset                        3,585,000           4,132,000
            Valuation allowance                            (3,585,000)         (4,132,000)
                                                          -----------         -----------
            Deferred tax asset                            $        --         $        --
                                                          ===========         ===========

      At September 30, 2005, the Company had available net operating loss carryovers of approximately $10.1 million that may be applied against future taxable income and expires at various dates through 2024, subject to certain limitations. The Company has a deferred tax asset arising from such net operating loss carryforwards and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization


                                     F-22-
      of the tax benefits cannot be determined. The valuation allowance for deferred tax asset increased by $547,000 during the fiscal year ended September 30, 2005 and decreased by $246,000 during the fiscal year ended September 30, 2004.

13.   COMMITMENTS

      Leases - As of September 30, 2005, the Company leases office space and equipment in various states expiring at various dates through 2012 and is committed under operating leases for future minimum lease payments as follows:

       Fiscal Year Ending
       ------------------

                     2006             $ 1,667,000
                     2007               1,602,000
                     2008               1,556,000
                     2009                 584,000
                     2010                 562,000
               Thereafter               1,022,000
                             ---------------------
                                      $ 6,993,000
                             =====================

      In February 2003, in connection with the signing of a lease extension in the New York office, the Company was given a deferral of rent totaling $360,000, over twelve months, commencing with the March 2003 rent payment. Such deferral, accruing interest at 6.25% per annum, is to be repaid in monthly installments of approximately $19,000 starting in September 2006.

      Rental expense under all operating leases for the years ended September 30, 2005, September 30, 2004 and September 30, 2003 was $1,976,000,
      $2,006,000 and $2,029,000, respectively.

      Guarantees - The Company has secondarily guaranteed a lease of one of its branch offices, in the amount of $235,000 at September 30, 2005.

14.   CONTINGENCIES

      In June 2002, National was named, together with others, as a defendant in a class action lawsuit relating to a series of private placements of securities in Fastpoint Communications, Inc. in the Superior Court for the State of California for the County of San Diego. Plaintiffs were seeking approximately $14.0 million, but no specific amount of damages was sought against National in the complaint. National filed its answer in April 2003. In January 2004, the court entered an order denying class certification. As a result of this order denying class certification, the only remaining claims against National were the individual claims asserted by the two class representatives totaling $60,000. Plaintiffs thereafter filed an appeal of the order denying class certification. The action in the lower court, including a pending motion for summary judgment, has been stayed. In May 2005, the California Court of Appeal affirmed the order denying class certification. The matter was subsequently settled with proceeds to be paid by National's insurer.

      The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers contacted by the NASD with respect to this


                                     F-23-
      investigation. The NASD identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement, whereby National, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD, that in the aggregate approximate $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The Company included the $650,000 in "Professional fees" in fiscal year 2004. The unpaid balance of $187,000 and $562,000 at September 30, 2005 and September 30, 2004, respectively, has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

      The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages the Company approximates at $1.2 million (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2005 and 2004, is $206,000 and $169,000
      (including legal fees), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and other NASD related expenses of $790,000, $1,424,000 and $945,000 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

15.   STOCKHOLDERS' EQUITY

      Shares Authorized - During the year ended September 30, 2004, the Company decreased its authorized number of shares of common stock from 60,000,000 to 30,000,000, increased its authorized number of shares of preferred stock from 100,000 to 200,000 and increased the number of authorized shares designated as Series A preferred stock from 30,000 to 50,000.

      Cumulative Dividends on Convertible Preferred Stock - The holders of the Series A Convertible preferred stock are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. In March 2004, the Company's Board of Directors declared an in-kind dividend in the aggregate of 3,352 shares of Series A Convertible preferred stock, in payment of approximately $503,000 of dividends accrued through January 31, 2004. Such shares were issued on March 31, 2004. In March 2005, the Company's Board of Directors declared an in-kind dividend in the aggregate of 2,143 shares of Series A Convertible preferred stock, in payment of approximately $322,000 of dividends accrued through March 31, 2005. Such shares were issued on April 30, 2005. At September 30, 2005, the amount of accumulated dividends on the Company's 33,320 issued and outstanding shares of Series A Convertible preferred stock was $150,000.

      Stock Options - The Company's stock option plans provide for the granting of stock options to certain key employees, directors and investment executives. Generally, options


                                     F-24-
      outstanding under the Company's stock option plan are granted at prices equal to or above the market value of the stock on the date of grant, vest either immediately or ratably over up to five years, and expire five years subsequent to award.

      A summary of the status of the Company's stock options and warrants outstanding is presented below.

      The following tables summarize information about stock options outstanding at September 30, 2005:

     Stock Options Under Plan
     ------------------------

                                                                              Weighted
                                                                            Average Price
                                        Authorized         Outstanding        Per Share
                                        ----------         -----------        ---------
     Balance, September 30, 2002         1,991,500            845,368         $   5.08
     Granted                                    --             30,000
     Exercised                                  --                 --
     Forfeitures                                --           (471,218)
                                         ---------          ---------

     Balance, September 30, 2003         1,991,500            404,150         $   5.08
     Granted                                    --            694,000
     Exercised                             (26,003)           (26,003)
     Forfeitures                                --            (46,997)
                                         ---------          ---------

     Balance, September 30, 2004         1,965,497          1,025,150         $   3.47
     Granted                                    --            672,000
     Exercised                                  --                 --
     Forfeitures                                --           (903,483)
                                         ---------          ---------

     Balance, September 30, 2005         1,965,497            793,667         $   1.35
                                         =========          =========

                                    Options Outstanding                    Options Exercisable
                     ---------------------------------------------     --------------------------
                                        Weighted
                                         Average      Weighted                           Weighted
   Range of                             Remaining      Average                            Average
   Exercise             Number         Contractual     Exercise            Number        Exercise
    Prices           Outstanding          Life         Prices           Exercisable       Prices
---------------      -----------       -----------   ---------          -----------      --------
  $0.40-$0.90            60,000           2.24         $0.67                56,667        $0.66
     $1.25              305,000           4.38         $1.25               305,000        $1.25
    $1.375              367,000           4.38         $1.375              367,000        $1.375
  $2.00-$3.80            61,667           2.31         $2.34                55,000        $2.38
                     -----------                                          ---------
                        793,667                                            783,667
                     ===========                                          =========


In February 2005, the Company issued to employees 150,000 options to purchase common stock. The options vested immediately at the date of the grant, have a 5-year life and are exercisable at prices ranging from $1.25 to $1.375. The weighted average fair value of these options is approximately $1.30 per share. Also in February 2005, the Company modified the terms of 522,000 existing options by restating the exercise price to a range from $1.25 to $1.375 and fully accelerating the vesting period for these options.

The following tables summarize information about warrants outstanding at September 30, 2005.

 Warrants

                                                                                                Weighted Average
                                                        Shares        Exercise Price              Exercisable
                                                      ---------       --------------            ----------------
            Outstanding at September 30, 2002           434,850         $   3.63                       434,850
                                                                                                    ==========
            Granted                                   1,296,347         $   1.20
            Expired                                     (47,250)        $   5.36
                                                                                                    ----------

            Outstanding at September 30, 2003         1,683,947         $   1.71                     1,683,947
                                                                                                    ==========
            Granted                                     909,500         $   1.09
            Exercised                                  (240,771)        $   1.23
            Expired                                     (27,600)        $   3.09
                                                                                                    ----------

            Outstanding at September 30, 2004         2,325,076         $   1.36                     2,325,076
                                                                                                    ==========
            Granted                                      50,000         $   1.25
            Exercised                                   (21,546)        $   0.93
            Expired                                     (11,250)        $   3.61
                                                                                                    ----------

            Outstanding at September 30, 2005         2,342,280         $   1.31                     2,342,280
                                                      =========                                     ==========


                      Warrants Outstanding and Exercisable

                                                           Weighted            Weighted
                                                           Average              Average
                                      Number               Remaining           Exercise
             Exercise Prices        Outstanding         Contractual Life        Prices
             ---------------        -----------         ----------------       --------
                  $0.65                 80,073               0.23                $0.65
                  $0.80                 62,500               1.94                $0.80
                  $1.25              1,353,957               0.73                $1.25
                  $1.40                 43,750               1.27                $1.40
                  $1.50                797,000               1.78                $1.50
                  $5.00                  5,000               1.16                $5.00
                                    -----------
                                     2,342,280
                                    ===========

      In April 2005, in connection with the resignation of the former chairmen of the Company, the Company issued to his designee, a three-year warrant to purchase 50,000 shares of the Company's common stock at $1.25 per share.

16.   NET CAPITAL REQUIREMENTS

      National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. At September 30, 2005, National's net capital exceeded the requirement by $974,000.

      Advances, dividend payments and other equity withdrawals from its subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

17.   EMPLOYEE BENEFITS

      The Company's subsidiary has a defined 401(k) profit sharing plan (the "Plan") that covers substantially all of its employees. Under the terms of the Plan, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company's annual contributions are made at the discretion of the Board of Directors. During the fiscal years ended September 30, 2005, 2004 and 2003, the Company made no contributions to the Plan.

18.   SUBSEQUENT EVENTS

      In October 2004, the Company entered into a preliminary letter of intent to consummate a merger or other similar combination with First Montauk Financial Corp., a publicly traded company whose wholly owned subsidiary is also a registered broker-dealer with a business similar to National. In February 2005, the Company and First Montauk Financial Corp. entered into a definitive merger agreement that was amended and restated in June 2005. In October 2005, the Company and First Montauk mutually agreed to terminate their proposed merger. The Company expensed approximately $320,000 in "Professional fees" relating to the proposed


                                     F-27-
      merger with First Montauk in fiscal year 2005.

      In October 2005, National completed a private placement of approximately $30.0 million in common stock for Cardium Therapeutics, Inc. As a fee for acting as the placement agent, National received commissions of approximately $3.0 million.

19.   UNAUDITED QUARTERLY DATA

 Selected Quarterly Financial Data (Dollars in thousands, except per share data)

                                                              December          March             June           September
                                                              31, 2003         31, 2004         30, 2004         30, 2004
                                                              --------         --------         --------         --------
Revenues                                                      $ 15,144         $ 20,230         $ 14,854         $ 13,363
                                                              ========         ========         ========         ========

Net income (loss)                                             $    464         $  1,297         $   (310)        $   (885)
Preferred stock dividends                                          (63)             (62)             (70)             (71)
                                                              --------         --------         --------         --------

Net income (loss) attributable  to common stockholders        $    401         $  1,235         $   (380)        $   (956)
                                                              ========         ========         ========         ========

Income (loss) per common share - Basic                        $   0.12         $   0.37         $  (0.11)        $  (0.23)
                                                              ========         ========         ========         ========

Income (loss) per common share - Diluted                      $   0.07         $   0.20         $  (0.11)        $  (0.23)
                                                              ========         ========         ========         ========

                                                              December           March            June           September
                                                              31, 2004         31, 2005         30, 2005         30, 2005
                                                              --------         --------         --------         --------
Revenues                                                      $ 13,108         $ 12,206         $  9,996         $ 10,420
                                                              ========         ========         ========         ========

Net income (loss)                                             $   (184)        $   (139)        $    111         $   (971)
Preferred stock dividends                                          (71)             (69)             (75)             (75)
                                                              --------         --------         --------         --------

Net income (loss) attributable  to common stockholders        $   (255)        $   (208)        $     36         $ (1,046)
                                                              ========         ========         ========         ========

Income (loss) per common share - Basic                        $  (0.05)        $  (0.04)        $   0.01         $  (0.21)
                                                              ========         ========         ========         ========

Income (loss) per common share - Diluted                      $  (0.05)        $  (0.04)        $   0.01         $  (0.21)
                                                              ========         ========         ========         ========

      Income (loss) per share for each quarter was computed independently using the weighted-average number of shares outstanding during the quarter. However, income (loss) per share for the year was computed using the weighted-average number of shares outstanding during the year. As a result, the sum of the income (loss) per share for the four quarters may not equal the full year income (loss) per share. In the fourth quarter of fiscal year 2005, the Company expensed approximately $320,000 in "Professional fees" relating to the proposed merger with First Montauk.


20.   FINANCIAL INFORMATION - OLYMPIC CASCADE FINANCIAL CORPORATION

      Olympic was organized in 1996 and began operations on February 6, 1997. The following Olympic (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.

                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                               September 30,      September 30,
                                                    2005               2004
                                                ----------         ----------
Cash                                            $    2,000         $  157,000
Investment in subsidiary                         2,884,000          3,696,000
Other assets                                       153,000            168,000
                                                ----------         ----------
                                                $3,039,000         $4,021,000
                                                ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
  and other liabilities                         $  290,000         $  237,000
Notes payable                                    1,819,000          1,855,000
                                                ----------         ----------
                                                 2,109,000          2,092,000
Stockholders' equity                               930,000          1,929,000
                                                ----------         ----------
                                                $3,039,000         $4,021,000
                                                ==========         ==========

                            STATEMENTS OF OPERATIONS

                                                                                                Years ended
                                                                       -------------------------------------------------------------
                                                                       September 30,           September 30,           September 30,
                                                                            2005                    2004                    2003
                                                                        -----------             -----------             -----------
Operating expenses                                                      $(1,247,000)            $(1,215,000)            $  (651,000)
Other income (expense)
       Gains on extinguishments of debt                                          --               1,131,000                      --
       Gain (loss) on investment in subsidiary                               64,000                 650,000                (192,000)
                                                                        -----------             -----------             -----------

Net income (loss) before income tax                                     $(1,183,000)            $   566,000             $  (843,000)
                                                                        ===========             ===========             ===========


                            STATEMENTS OF CASH FLOWS

                                                                                                Years ended
                                                                       ------------------------------------------------------------
                                                                       September 30, 2005   September 30, 2004   September 30, 2003
                                                                       ------------------   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                $(1,183,000)         $   566,000           $  (843,000)
         Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities
             (Gain) loss on investment in subsidiaries                       (157,000)            (650,000)              191,000
             Gains on extinguishments of debt                                      --           (1,131,000)                   --
             Amortization of note discount                                    163,000              122,000                33,000
             Forgiveness of loan                                                   --             (251,000)             (453,000)
             Write-down of limited partnership investment                          --                   --                29,000
         Issuance of common stock in settlement of arbitration                 40,000              100,000                    --
             Changes in assets and liabilities                              1,021,000             (366,000)              210,000
                                                                          -----------          -----------           -----------
         Net cash used in operating activities                               (116,000)          (1,610,000)             (833,000)
                                                                          -----------          -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         (Capital contributions to) advances from subsidiary - net             17,000              207,000               301,000
                                                                          -----------          -----------           -----------
         Net cash provided by (used in) investing activities                   17,000              207,000               301,000
                                                                          -----------          -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of notes payable and warrants                  --            1,036,000                    --
         Payments of notes payable                                            (75,000)            (750,000)                   --
         Net proceeds from issuance of common stock and warrants                   --              930,000               554,000
         Exercise of stock options                                                 --               26,000                    --
         Exercise of warrants                                                  19,000              295,000                    --
                                                                          -----------          -----------           -----------
         Net cash provided by financing activities                            (56,000)           1,537,000               554,000
                                                                          -----------          -----------           -----------

NET (DECREASE) INCREASE IN CASH                                              (155,000)             134,000                22,000

CASH BALANCE
         Beginning of year                                                    157,000               23,000                 1,000
                                                                          -----------          -----------           -----------
         End of year                                                      $     2,000          $   157,000           $    23,000
                                                                          ===========          ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the year for:
         Interest                                                         $   389,000          $   272,000           $   128,000
                                                                          ===========          ===========           ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
            FINANCING ACTIVITIES
         Exchange of accounts payable for common stock                    $        --          $        --           $    51,000
                                                                          ===========          ===========           ===========
         Conversion of accounts payable to loan payable                   $        --          $        --           $   375,000
                                                                          ===========          ===========           ===========
         Deferred financing costs                                         $   125,000          $   341,000           $        --
                                                                          ===========          ===========           ===========
         Preferred stock dividends                                        $   322,000          $   503,000           $        --
                                                                          ===========          ===========           ===========



