Form 10-Q
period 2005-12-31
OLYMPIC CASCADE FINANCIAL CORP
filed 2006-02-07
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 2005
                                          -----------------

                        Commission File Number 001-12629
                                               ---------

                      OLYMPIC CASCADE FINANCIAL CORPORATION
             ------------------------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at February 6, 2006 was 5,064,878.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS
                                                                                      December 31,   September 30,
                                                                                         2005            2005
                                                                                      (unaudited)   (see note below)
                                                                                      ------------    ------------
CASH                                                                                  $    589,000    $    398,000
DEPOSITS WITH CLEARING ORGANIZATIONS                                                       300,000         300,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS                               3,308,000       3,329,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $368,000
            at December 31, 2005 and September 30, 2005, respectively                      598,000         485,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                   1,693,000       1,653,000
SECURITIES HELD FOR RESALE, at market                                                      405,000         166,000
FIXED ASSETS, net                                                                          256,000         250,000
SECURED DEMAND NOTE                                                                      1,000,000       1,000,000
OTHER ASSETS                                                                               284,000         379,000
                                                                                      ------------    ------------

TOTAL ASSETS                                                                          $  8,433,000    $  7,960,000
                                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS                                  $    321,000    $    122,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                           84,000          44,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                 3,977,000       4,045,000
NOTES PAYABLE, net of debt discounts of  $173,000 and $206,000 at
            December 31, 2005 and September 30, 2005, respectively                       1,852,000       1,819,000
                                                                                      ------------    ------------
TOTAL LIABILITIES                                                                        6,234,000       6,030,000
                                                                                      ------------    ------------

SUBORDINATED BORROWINGS                                                                  1,000,000       1,000,000
                                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
            designated as Series A                                                            --              --
         Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 33,320 shares issued and outstanding (liquidation
            preference: $3,332,000) at December 31, 2005 and September 30, 2005               --              --
         Common stock, $.02 par value, 30,000,000 shares authorized;
            5,064,878 and 5,045,878 shares issued and outstanding,
            at December 31, 2005 and September 30, 2005, respectively                      101,000         101,000
         Additional paid-in capital                                                     15,353,000      15,295,000
         Deferred compensation                                                             (46,000)           --
         Accumulated deficit                                                           (14,209,000)    (14,466,000)
                                                                                      ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                               1,199,000         930,000
                                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  8,433,000    $  7,960,000
                                                                                      ============    ============

Note: The balance sheet at September 30, 2005 has been derived from the audited consolidated financial statements at that date.

                See notes to consolidated financial statements.

              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                             December 31,     December 31,
                                                                 2005            2004
                                                             ------------    ------------
REVENUES:
     Commissions                                             $  7,157,000    $ 10,295,000
     Net dealer inventory gains                                 1,861,000       1,196,000
     Investment banking                                         3,052,000         106,000
     Interest and dividends                                       686,000         503,000
     Transfer fees and clearing services                          762,000         865,000
     Other                                                        173,000         143,000
                                                             ------------    ------------
TOTAL REVENUES                                                 13,691,000      13,108,000
                                                             ------------    ------------
EXPENSES:
     Commissions                                                9,688,000       9,495,000
     Employee compensation and related expenses                 1,292,000       1,236,000
     Clearing fees                                                364,000         347,000
     Communications                                               487,000         465,000
     Occupancy and equipment costs                                676,000         716,000
     Professional fees                                            338,000         414,000
     Interest                                                     110,000         119,000
     Taxes, licenses, registration                                145,000         110,000
     Other administrative expenses                                332,000         390,000
                                                             ------------    ------------
TOTAL EXPENSES                                                 13,432,000      13,292,000
                                                             ------------    ------------
NET INCOME (LOSS)                                                 259,000        (184,000)
Preferred stock dividends                                         (76,000)        (71,000)
                                                             ------------    ------------
Net income (loss) attributable to common stockholders        $    183,000    $   (255,000)
                                                             ============    ============
NET INCOME (LOSS) PER COMMON SHARE
Basic:
     Net income (loss) attributable to common stockholders   $       0.04    $      (0.05)
                                                             ============    ============
Diluted:
     Net income (loss) attributable to common stockholders   $       0.04    $      (0.05)
                                                             ============    ============
Weighted average number of shares outstanding
     Basic                                                      5,047,737       4,993,368
                                                             ============    ============
     Diluted                                                    7,294,903       4,993,368
                                                             ============    ============

                See notes to consolidated financial statements.

            OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Unaudited)

                                                                                  Three Months Ended
                                                                               December 31, December 31,
                                                                                  2005          2004
                                                                               ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            $ 259,000    $(184,000)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
           Depreciation and amortization                                           32,000       34,000
           Amortization of note discount                                           33,000       45,000
           Compensatory element of common stock issuance                           12,000         --
   Changes in assets and liabilities
           Deposits with clearing organizations                                      --         33,000
           Receivables from broker-dealers, clearing organizations and others    (132,000)     297,000
           Securities held for resale, at market                                 (239,000)    (455,000)
           Other assets                                                            95,000      (61,000)
           Accounts payable, accrued expenses and other liabilities               129,000     (379,000)
           Securities sold, but not yet purchased, at market                       40,000      251,000
                                                                                ---------    ---------
   Net cash (used in) provided by operating activities                            229,000     (419,000)
                                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of fixed assets                                               (38,000)     (25,000)
                                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
           Payment of notes payable                                                  --        (50,000)
           Increase in cash overdraft                                                --        339,000
           Exercise of stock options and warrants                                    --          8,000
                                                                                ---------    ---------
   Net cash provided by (used in) financing activities                               --        297,000
                                                                                ---------    ---------

NET DECREASE IN CASH                                                              191,000     (147,000)

CASH BALANCE
           Beginning of the period                                                398,000      351,000
                                                                                ---------    ---------
           End of the period                                                    $ 589,000    $ 204,000
                                                                                =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
           Cash paid during the period for:
           Interest                                                             $  77,000    $  77,000
                                                                                =========    =========

                See notes to consolidated financial statements.

             OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of Olympic Cascade Financial Corporation ("Olympic" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended December 31, 2005 and December 31, 2004 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

NOTE 2. ACCOUNTING POLICY

Stock Based Compensation - Prior to October 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. During the three months ended December 31, 2005, the Company granted 100,000 employee stock options with a fair value of $46,000. No charge was recorded in the quarter ended December 31, 2005 as the fair value associated with this grant was nominal.

For the three months ended December 31, 2004, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," the following table presents pro forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

                                                                      Three months ended
                                                                      December 31, 2004
                                                                      ------------------
Net income (loss) attributable to common stockholders - as reported       $  (255,000)

    Stock-based employee compensation cost determined
      under fair value method, net of tax effects                             (78,000)
                                                                          -----------
    Net income (loss) attributable to common stockholders - pro forma     $  (333,000)
                                                                          ===========

Earnings (loss) per share Basic earnings (loss) per share:

    Net income (loss) attributable to common stockholders - as reported   $     (0.05)

    Per share stock-based employee compensation cost
      determined under fair value method, net of tax effects                    (0.02)
                                                                          -----------
    Net income (loss) attributable to common stockholders - pro forma     $     (0.07)
                                                                          ===========

Diluted earnings (loss) per share:

    Net income (loss) attributable to common stockholders - as reported   $     (0.05)

    Per share stock-based employee compensation cost
      determined under fair value method, net of tax effects                    (0.02)
                                                                          -----------
    Net income (loss) attributable to common stockholders - pro forma     $     (0.07)
                                                                          ===========

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

                              2005      2004
                             ------    ------
Assumptions:
Risk-free interest rate       4.40%     2.50%

Expected life, in years        3.0       3.0

Expected volatility            124%      125%


NOTE 3. SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of December 31, 2005:
                                Securities held     Securities sold, but
                                   for resale        not yet purchased
                              --------------------  ---------------------
Corporate Stocks                  $       212,000       $         74,000
Corporate Bonds                           177,000                 10,000
Government Obligations                     16,000                      -
                              --------------------  ---------------------
                                  $       405,000       $         84,000
                              ====================  =====================

NOTE 4. CLEARING AGREEMENTS

In April 2005, National entered into a clearing agreement with National Financial Services LLC ("NFS") that became effective in June 2005. The clearing agreement includes a termination fee if National terminates the agreement without cause. Additionally, in June 2005, National entered into a clearing agreement with Penson Financial Services, Inc. ("Penson") for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships will be beneficial to the Company's cost structure, liquidity and capital resources.

NOTE 5. CONTINGENCIES

The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National is one of the numerous broker-dealers that were contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement, whereby National, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD that in the aggregate approximated $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The unpaid balance of approximately $162,000 and $244,000 at December 31, 2005 and 2004, respectively, has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages the Company approximates at $1.2 million (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at December 31, 2005 and 2004, is $245,000 and $212,000 (including related legal fees), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and NASD related expenses of $245,000 and $334,000 for the first quarter of fiscal year 2006 and 2005, respectively.

NOTE 6. CUMULATIVE DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company's Series A Convertible Preferred Stock, that are convertible into the Company's common stock at $1.50 per share, are to receive dividends on a quarterly basis at a rate of 9% per annum per share. Such dividends are cumulative and accrue whether or not declared by the Company's Board of Directors, but are payable only when, as and if declared by the Company's Board of Directors. At December 31, 2005, the amount of accumulated undeclared and unpaid dividends on the Company's 33,320 issued and outstanding shares of preferred stock was approximately $226,000.

NOTE 7. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

                                                                           Three Months Ended
                                                                       December 31,   December 31,
                                                                          2005           2004
                                                                       -----------    -----------
Numerator:
   Net income (loss)                                                   $   259,000    $  (184,000)
   Preferred stock dividends                                               (76,000)       (71,000)
                                                                       -----------    -----------
Numerator for basic earnings per share--net income (loss)
   attributable to common stockholders - as reported                       183,000       (255,000)
   Effect of dilutive securities:
      Preferred stock dividends                                             76,000           --
                                                                       -----------    -----------
Numerator for basic earnings per share--net income (loss)
   attributable to common stockholders - as adjusted                   $   259,000    $  (255,000)
                                                                       ===========    ===========

Denominator:

   Denominator for basic earnings per share--weighted average shares     5,047,737      4,993,368
                                                                       -----------    -----------
   Effective of dilutive securities:
      Stock options                                                         11,645           --
      Warrants                                                              14,190           --
      Assumed conversion of Series A
            Preferred Stock                                              2,221,331           --
                                                                       -----------    -----------
   Dilutive potential common shares                                      2,247,166           --
                                                                       -----------    -----------
Denominator for diluted earnings per share--adjusted
   weighted-average shares and assumed conversions                       7,294,903      4,993,368
                                                                       ===========    ===========
Net income (loss) available to common stockholders
   Basic:                                                              $      0.04    $     (0.05)
                                                                       ===========    ===========

   Diluted:                                                            $      0.04    $     (0.05)
                                                                       ===========    ===========

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share: For the three-month period ended December 31, 2005, 3,022,284 shares attributable to outstanding stock options and warrants, and for the three-month period ended December 31, 2004, 5,413,245 shares attributable to outstanding Series A Preferred Stock, stock options and warrants, were excluded from the calculation of diluted net income (loss) per share because if included the effect would be antildilutive.

NOTE 8. EXTENSION OF NOTE

In February 2005, National and the holder of a $1.0 million secured demand note that was scheduled to mature on March 1, 2005, extended the term of the secured demand note to March 1, 2006. National and the holder have agreed that at maturity, subject to NASD approval, the secured demand note will be extended to March 1, 2007.

NOTE 9. TERMINATED MERGER

In October 2004, the Company entered into a preliminary letter of intent to consummate a merger or other similar combination with First Montauk Financial Corp. ("First Montauk"), a publicly traded company whose wholly owned subsidiary is also a registered broker-dealer with a business similar to National. In February 2005, the Company and First Montauk entered into a definitive merger agreement that was amended and restated in June 2005. In October 2005, the Company and First Montauk mutually agreed to terminate their proposed merger. The Company expensed approximately $320,000 in "Professional fees" relating to the proposed merger with First Montauk in the fourth quarter of fiscal year 2005.

NOTE 10. SUBSEQUENT EVENTS

In January 2006, the Company completed a financing transaction under which certain new investors (collectively, the "New Investors") made a $2.0 million investment in the Company (the "New Transaction") by purchasing an aggregate of the following:

      (i) $1.0 million of the Company's newly created Series B Preferred Stock, which has a 10% dividend rate and is currently convertible into Common Stock at a price of $.75 per share, and

      (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which is convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

The convertible promissory notes mature in January 2011, and have a stated interest rate of 11% per annum. The Company granted 300,000 warrants to acquire shares of common stock to the note holders, and the fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company will record a debt discount of approximately $187,000 that will be charged to interest expense over the life of the debt.

The investment by the New Investors included $1.7 million by St. Cloud Capital Partners, L.P. ("St. Cloud"), and an aggregate of $300,000 by two unrelated investors. Marshall S. Geller, the Senior Managing Member of SCGP, LLC, the General Partner of St. Cloud, became a member of the Board of Directors of the Company simultaneous with the closing of the New Transaction. The Company incurred legal fees and other costs related to this capital transaction, estimated to be approximately $50,000. The Company will capitalize one-half of the fees to deferred financing costs that will be amortized to interest expense over the life of convertible promissory notes and one-half of the fees will be charged to paid-in capital.

In January 2006, the Company used $1.0 million of the proceeds from the New Transaction to pay in full $1.0 million of promissory notes held by two unrelated note holders that had a maturity date of July 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company's estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 9, 2005. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

The Company's first quarter of fiscal year 2005 resulted in an increase in revenues, and a lesser increase in expenses compared to the same period last year. The increase in revenues is due to the Company's completion of investment banking transactions in the current year's quarter that offset a weaker securities market. As a result, the Company reported net income of $259,000 compared with a net loss of $184,000 for the first quarters of fiscal years 2006 and 2005, respectively. This represents an improvement of $443,000 from the prior period.

                                          Three Months Ended
                                               December 31,             Increase (Decrease)
                                       --------------------------   --------------------------
                                           2005          2004          Amount        Percent
                                       -----------    -----------   -----------    -----------
Commissions                            $ 7,157,000    $10,295,000   $(3,138,000)      (30%)
                                       -----------    -----------   -----------
Proprietary trading                      1,841,000     1,155,000        686,000        59%
Mark-ups and mark-downs                     20,000         41,000       (21,000)      (51%)
                                       -----------    -----------   -----------
Net dealer inventory gains               1,861,000     1,196,000        665,000        56%
Investment banking                       3,052,000        106,000     2,946,000       2779%
Interest and dividends                     686,000        503,000       183,000        36%
Transfer fees and clearance services       762,000        865,000      (103,000)      (12%)
Other                                      173,000        143,000        30,000        21%
                                       -----------    -----------   -----------
                                       $13,691,000    $13,108,000   $   583,000         4%
                                       ===========    ===========   ===========

Total revenues increased $583,000, or 4%, in the first quarter of fiscal year 2006 to $13,691,000 from $13,108,000 in the first quarter of fiscal year 2005. This increase is due to the Company's completion of investment banking transactions. During the first quarter of fiscal year 2006, total trading volume decreased by approximately 23%, compared to the first quarter of fiscal year 2005. This decrease is attributable to the lower level of retail brokerage business experienced by the market as a whole in the first quarter of fiscal year 2006. Commission revenue decreased $3,138,000, or 30%, to $7,157,000 from $10,295,000 during the first quarter of fiscal year 2006 compared with the same period in fiscal year 2005. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $665,000, or 56%, to $1,861,000 from $1,196,000 during the first quarter of fiscal year 2006 compared with the same period in fiscal year 2005. The increase is due to increased trading activity in foreign securities. During the first quarter of fiscal year 2006, revenues from proprietary trading increased $686,000, or 59%, to $1,841,000 from $1,155,000 in the same period of fiscal year 2005, and revenues from customer mark-ups and mark-downs decreased $21,000, or 51%, to $20,000 from $41,000 in the first quarter of fiscal year 2005.

Investment banking revenue increased $2,946,000, or 2,779%, to $3,052,000 from $106,000 in the first quarter of fiscal year 2006 compared with the first quarter of fiscal year 2005. The increase in investment banking revenues is attributable to the Company having completed investment banking transactions in the first quarter of fiscal year 2006. Interest and dividend income increased $183,000 or 36%, to $686,000 from $503,000 in the first quarter of fiscal year 2006 compared with the same period last year. The increase in interest income is attributable to an increase in the interest rate charged for debit balances in National's customers' accounts from the same period last year. Transfer fees decreased $103,000, or 12%, to $762,000 in the first quarter of fiscal year 2006 from $865,000 in the first quarter of fiscal year 2005. The decrease is due to the lower trading volume experienced during the current year's quarter.

Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, increased $30,000, or 21%, to $173,000 from $143,000 during the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. The increase is due to an increase in the amount of assets under management and the related asset management fees.

                                         Three Months Ended
                                             December 31,              Increase (Decrease)
                                     --------------------------   ---------------------------
                                        2005           2004         Amount          Percent
                                     -----------    -----------   -----------     -----------
Commission expense related to:
        Commission revenue           $ 6,273,000    $ 8,655,000   $(2,382,000)       (28%)
        Net dealer inventory gains     1,340,000        754,000       586,000         78%
        Investment banking             2,075,000         86,000     1,989,000        2313%
                                     -----------    -----------   -----------
Commissions                            9,688,000     9,495,000         193,000         2%
Employee compensation                  1,292,000      1,236,000        56,000          5%
Clearing fees                            364,000        347,000        17,000          5%
Communications                           487,000        465,000        22,000          5%
Occupancy and equipment costs            676,000        716,000       (40,000)        (6%)
Professional fees                        338,000        414,000       (76,000)       (18%)
Interest                                 110,000        119,000        (9,000)        (8%)
Taxes, licenses and registration         145,000        110,000        35,000         32%
Other administrative expenses            332,000        390,000       (58,000)       (15%)
                                     -----------    -----------   -----------
                                     $13,432,000    $13,292,000   $   140,000          1%
                                     ===========    ===========   ===========

In comparison with the 4% increase in total revenues, total expenses increased 1% or $140,000 to $13,432,000 for the first quarter of fiscal year 2006 compared to $13,292,000 in the first quarter of fiscal year 2005. The increase in total expenses is a result of commission expense associated with the Company's completion of investment banking transactions. Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $193,000, or 2%, to $9,688,000 in the first quarter of fiscal year 2006 from $9,495,000 in the first quarter of fiscal year 2005. Commission expense related to commission revenue decreased $2,382,000, or 28%, to $6,273,000 in the first quarter of fiscal year 2006 from $8,655,000 in the first quarter of fiscal year 2005; commission expense related to net dealer inventory gains increased $586,000, or 78%, to $1,340,000 in the first quarter of fiscal year 2006 from $754,000 in the first quarter of fiscal year 2005; and commission expense related to investment banking increased $1,989,000, or 2,313%, to $2,075,000 in the first quarter of fiscal year 2006 from $86,000 in the first quarter of fiscal year 2005. Commission expense as a percentage of commission revenues increased to 88% in the first quarter of fiscal year 2006 from 84% in the first quarter of fiscal year

2005. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 72% in the first quarter of fiscal year 2006 from 63% in the first quarter of fiscal year 2005. This increase is attributable to changes in the securities traded, and their related commission payouts. Commission expense as a percentage of investment banking decreased to 68% in the first quarter of fiscal year 2006 from 81% in the first quarter of fiscal year 2005. This decrease is attributable to different payout structures on particular investment banking transactions. Commission expense includes the amortization of advances to registered representatives of $312,000 and $233,000 for the first quarter of fiscal years 2006 and 2005, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National.

Employee compensation expense increased $56,000, or 5%, to $1,292,000 in the first quarter of fiscal year 2006 from $1,236,000 in the first quarter of fiscal year 2005. The increase is attributable to new hires and year-end bonuses that were paid to certain staff employees in the first quarter of fiscal year 2006. Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 80% from 82% in the first quarters of fiscal year 2006 and 2005, respectively. The decrease is attributable to lower commission payouts on investment banking revenues.

Clearing fees increased $17,000, or 5%, to $364,000 in the first quarter of fiscal year 2006 from $347,000 in the first quarter of fiscal year 2005. The increase in clearing fees is attributable to a different pricing structure for certain products with different clearing firms.

Communication expenses increased $22,000 or 5%, to $487,000 from $465,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. The increase is due to telecommunication incentives provided to certain brokers who became affiliated with the Company in the first quarter of fiscal year 2006. Occupancy costs decreased $40,000, or 6%, to $676,000 from $716,000. The decrease in occupancy expense is due to an overall reduction in leased office space. Professional fees decreased $76,000, or 18%, to $338,000 from $414,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. The decrease in professional fees is due to a reduction in the legal fees incurred relating to various lawsuits and arbitrations.

Interest expense decreased $9,000, or 8%, to $110,000 from $119,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. The decrease is due to a reduction in the amount of amortized costs relating to certain notes outstanding. Taxes, licenses and registration increased $35,000, or 32%, to $145,000 from $110,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. The increase is due to registration incentives provided to certain brokers who became affiliated with the Company in the first quarter of fiscal year 2006. Other administrative expenses decreased $58,000 or 15% to $332,000 from $390,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. The decrease in other expenses is due to costs incurred in the first quarter of fiscal year 2005 relating to the Company's change of clearing firms.

The Company reported net income of $259,000 in the first quarter of fiscal year 2006 compared to a net loss of $184,000 in the first quarter of fiscal year 2005. Overall, the diluted earnings attributable to common stockholders in the first quarter of fiscal year 2006 was $183,000, or $.04 per common share, as compared to the net loss attributable to common stockholders of $255,000, or $.05 per common share in the first quarter of fiscal year 2005. The net income attributable to common stockholders for the first quarter of fiscal year 2006 and the net loss attributable to common stockholders for the first quarter of fiscal year 2005 reflects $76,000 and $71,000, respectively, of cumulative but unpaid preferred stock dividends on the Company's Preferred Stock.

Liquidity and Capital Resources

National, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National has elected to use the alternative standard method permitted by the rule. This requires that National maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National is a market maker. At December 31, 2005, National's net capital exceeded the requirement by $1,135,000.

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

In April 2005, National entered into a clearing agreement with NFS that became effective in June 2005. The clearing agreement includes a termination fee if National terminates the agreement without cause. Additionally, in June 2005, National entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships will be beneficial to the Company's cost structure, liquidity and capital resources.

In February 2005, National and the holder of a $1.0 million secured demand note that was scheduled to mature on March 1, 2005, extended the term of the secured demand note to March 1, 2006. National and the holder have agreed that at maturity, subject to NASD approval, the secured demand note will be extended to March 1, 2007.

In January 2006, the Company completed a financing transaction under which certain new investors (collectively, the "New Investors") made a $2.0 million investment in the Company (the "New Transaction") by purchasing an aggregate of the following:

      (i) $1.0 million of the Company's newly created Series B Preferred Stock, which has a 10% dividend rate and is currently convertible into Common Stock at a price of $.75 per share, and

      (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which is convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

The convertible promissory notes mature in January 2011, and have a stated interest rate of 11% per annum. The Company granted 300,000 warrants to acquire shares of common stock to the note holders, and the fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company will record a debt discount of approximately $187,000 that will be charged to interest expense over the life of the debt.

The investment by the New Investors included $1.7 million by St. Cloud, and an aggregate of $300,000 by two unrelated investors. Marshall S. Geller, the Senior Managing Member of SCGP, LLC, the General Partner of St. Cloud, became a member of the Board of Directors of the Company simultaneous with the closing of the New Transaction. The Company incurred legal fees and other costs related to this capital transaction, estimated to be approximately $50,000. The Company will capitalize one-half of the fees to deferred financing costs that will be amortized to interest expense over the life of convertible promissory notes and one-half of the fees will be charged to paid-in capital.

In January 2006, the Company used $1.0 million of the proceeds from the New Transaction to pay in full $1.0 million of promissory notes held by two unrelated note holders that had a maturity date of July 31, 2007.

In the quarter ended December 31, 2004, the Company received proceeds of approximately $7,500 from the exercise of outstanding warrants.

In October 2004, the Company entered into a preliminary letter of intent to consummate a merger or other similar combination with First Montauk., a publicly traded company whose wholly owned subsidiary is also a registered broker-dealer with a business similar to National. In February 2005, the Company and First Montauk entered into a definitive merger agreement that was amended and restated in June 2005. In October 2005, the Company and First Montauk mutually agreed to terminate their proposed merger. The Company expensed approximately $320,000 in "Professional fees" relating to the proposed merger with First Montauk in the fourth quarter of fiscal year 2005.

The Company believes that it will have sufficient funds to maintain its current level of business activities during fiscal year 2006. If market conditions should weaken, the Company would need to consider curtailing certain of its business activities, reducing its fixed overhead costs and/or seek additional sources of financing.

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

The following table shows the quoted market values of the Company's securities held for resale ("long"), securities sold, but not yet purchased ("short") and net positions as of December 31, 2005:

                          Long        Short       Net
                         --------   --------   --------
Corporate Stocks         $212,000   $ 74,000   $138,000
Corporate Bonds           177,000     10,000    167,000
Government Obligations     16,000       --       16,000
                         --------   --------   --------
                         $405,000   $ 84,000   $321,000
                         ========   ========   ========

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 2005, there were no significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please refer to Note 5 herein, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended September 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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


              OLYMPIC CASCADE FINANCIAL CORPORATION AND SUBSIDIARY



February 7, 2006                By: /s/ Mark Goldwasser
                                    --------------------------------------------
                                    Mark Goldwasser
                                    President and Chief Executive Officer




February 7, 2006                By: /s/ Robert H. Daskal
                                    --------------------------------------------
                                    Robert H. Daskal
                                    Acting Chief Financial Officer