Form 10-Q
period 2006-03-31
NATIONAL HOLDINGS CORP
filed 2006-05-10
CIK 1023844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006            Commission File Number 001-12629
                      --------------                                   ---------

                          NATIONAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    36-4128138
  -------------------------                    --------------------------
(State or other jurisdiction of             (I.R.S. Employer incorporation or
         organization)                              Identification No.)


         875 North Michigan Avenue, Suite 1560, Chicago, Illinois 60611
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:           (312) 751-8833
                                                              --------------

                      Olympic Cascade Financial Corporation
                   (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares outstanding of registrant's common stock, par value $0.02 per share, at May 9, 2006 was 5,223,968.

                  NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                     ASSETS

                                                                                        March 31,       September 30,
                                                                                          2006               2005
                                                                                       (unaudited)     (see note below)
                                                                                      --------------    ---------------

CASH                                                                                   $  2,236,000        $   398,000
DEPOSITS WITH CLEARING ORGANIZATIONS                                                        300,000            300,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS                                4,716,000          3,329,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $368,000
             at March 31, 2006 and September 30, 2005, respectively                         350,000            485,000
ADVANCES TO REGISTERED REPRESENTATIVES                                                    1,599,000          1,653,000
SECURITIES HELD FOR RESALE, at market                                                       466,000            166,000
FIXED ASSETS, net                                                                           299,000            250,000
SECURED DEMAND NOTE                                                                       1,000,000          1,000,000
OTHER ASSETS                                                                                501,000            379,000
                                                                                      --------------    ---------------

TOTAL ASSETS                                                                            $11,467,000        $ 7,960,000
                                                                                      ==============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS                                   $    393,000        $   122,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                            73,000             44,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                                  5,474,000          4,045,000
CONVERTIBLE NOTES PAYABLE, net of debt discounts of $178,000 and $0
             at March 31, 2006 and September 30, 2005, respectively                         822,000                  -
NOTES PAYABLE, net of debt discounts of $85,000 and $206,000
             at March 31, 2006 and September 30, 2005, respectively                         765,000          1,819,000
                                                                                      --------------    ---------------
TOTAL LIABILITIES                                                                         7,527,000          6,030,000
                                                                                      --------------    ---------------

SUBORDINATED BORROWINGS                                                                   1,000,000          1,000,000
                                                                                      --------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
             designated as Series A and 20,000 shares designated as Series B                      -                  -
          Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 35,316 shares issued and outstanding (liquidation preference: $3,531,600) at March 31, 2006 and 33,320 shares issued and
             outstanding (liquidation preference: $3,332,000) at September 30, 2005               -                  -
          Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 10,000 shares issued and outstanding (liquidation preference: $1,000,000) at March 31, 2006 and 0 shares issued and
             outstanding at September 30, 2005                                                    -                  -
          Common stock, $.02 par value, 30,000,000 shares authorized;
             5,223,968 and 5,045,878 shares issued and outstanding,
             at March 31, 2006 and September 30, 2005, respectively                         104,000            101,000
          Additional paid-in capital                                                     17,025,000         15,295,000
          Deferred compensation                                                             (83,000)                 -
          Accumulated deficit                                                           (14,106,000)       (14,466,000)
                                                                                      --------------    ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                2,940,000            930,000
                                                                                      --------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 11,467,000        $ 7,960,000
                                                                                      ==============    ===============


Note: The balance sheet at September 30, 2005 has been derived from the audited consolidated financial statements at that date.


           See notes to condensed consolidated financial statements.

                          NATIONAL HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           -------- Three Months Ended ---------   -------- Six Months Ended -----
                                                               March 31,          March 31,         March 31,        March 31,
                                                                 2006                2005              2006             2005
                                                           ------------------   ---------------   ---------------  ---------------
REVENUES:
     Commissions                                               $  10,714,000      $  8,850,000      $ 17,871,000     $ 19,146,000
     Net dealer inventory gains                                    2,191,000         1,395,000         4,052,000        2,592,000
     Investment banking                                            4,042,000           132,000         7,093,000          238,000
     Interest and dividends                                          696,000           859,000         1,382,000        1,362,000
     Transfer fees and clearing services                             969,000           711,000         1,730,000        1,576,000
     Other                                                           175,000           259,000           347,000          401,000
                                                           ------------------   ---------------   ---------------  ---------------
                                                           ------------------   ---------------   ---------------  ---------------

TOTAL REVENUES                                                    18,787,000        12,206,000        32,475,000       25,315,000
                                                           ------------------   ---------------   ---------------  ---------------

EXPENSES:
     Commissions                                                  14,043,000         8,623,000        23,731,000       18,119,000
     Employee compensation and related expenses                    1,592,000         1,316,000         2,884,000        2,552,000
     Clearing fees                                                   436,000           323,000           800,000          670,000
     Communications                                                  546,000           370,000         1,033,000          835,000
     Occupancy and equipment costs                                   633,000           757,000         1,308,000        1,473,000
     Professional fees                                               246,000           305,000           584,000          719,000
     Interest                                                        176,000           109,000           285,000          228,000
     Taxes, licenses, registration                                   169,000            48,000           314,000          159,000
     Other administrative expenses                                   522,000           494,000           854,000          883,000
                                                           ------------------   ---------------   ---------------  ---------------

TOTAL EXPENSES                                                    18,363,000        12,345,000        31,793,000       25,638,000
                                                           ------------------   ---------------   ---------------  ---------------

NET INCOME (LOSS)                                                    424,000          (139,000)          682,000         (323,000)

Preferred stock dividends                                            (95,000)          (69,000)         (171,000)        (140,000)
                                                           ------------------   ---------------   ---------------  ---------------

Net income (loss) attributable to common stockholders          $     329,000      $   (208,000)     $    511,000     $   (463,000)
                                                           ==================   ===============   ===============  ===============

NET INCOME (LOSS) PER COMMON SHARE

Basic:
     Net income (loss) attributable to common stockholders     $        0.06      $      (0.04)     $       0.10     $      (0.09)
                                                           ==================   ===============   ===============  ===============

Diluted:
     Net income (loss) attributable to common stockholders     $        0.04      $      (0.04)     $       0.07     $      (0.09)
                                                           ==================   ===============   ===============  ===============

Weighted average number of shares outstanding
     Basic                                                         5,089,625         5,013,434         5,068,451        5,003,291
                                                           ==================   ===============   ===============  ===============
     Diluted                                                      10,383,571         5,013,434        10,283,235        5,003,291
                                                           ==================   ===============   ===============  ===============

           See notes to condensed consolidated financial statements.

                  NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                ----------Six Months Ended--------------
                                                                                 March 31, 2006           March 31, 2005
                                                                              ---------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                 $     682,000           $     (323,000)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
           Depreciation and amortization                                                    68,000                   85,000
           Amortization of deferred financing costs                                          1,000                        -
           Amortization of note discount                                                   130,000                   91,000
           Compensatory element of common stock issuance                                    12,000                        -
           Compensatory element of common stock option issuances                             5,000                        -
           Issuance of common stock in settlement of arbitrations and claims                     -                   40,000
   Changes in assets and liabilities
           Deposits with clearing organizations                                                  -                  495,000
           Receivables from broker-dealers, clearing organizations and others           (1,198,000)               1,717,000
           Securities held for resale, at market                                          (300,000)                (917,000)
           Other assets                                                                    (96,000)                 (80,000)
           Payables                                                                      1,678,000               (1,640,000)
           Securities sold, but not yet purchased, at market                                29,000                  707,000
                                                                              ---------------------   ----------------------
   Net cash provided by operating activities                                             1,011,000                  175,000
                                                                              ---------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of fixed assets                                                       (117,000)                 (40,000)
                                                                              ---------------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Net proceeds from issuance of common stock                                      175,000                        -
           Net proceeds from issuance of preferred stock                                   972,000                        -
           Net proceeds from issuance of convertible notes payable                       1,000,000                        -
           Cash payment of deferred financing costs                                        (28,000)                       -
           Payment of notes payable                                                     (1,175,000)                 (75,000)
           Exercise of stock options and warrants                                                -                   20,000
                                                                              ---------------------   ----------------------
   Net cash (used in) provided by financing activities                                     944,000                  (55,000)
                                                                              ---------------------   ----------------------

NET INCREASE IN CASH                                                                     1,838,000                   80,000

CASH BALANCE
           Beginning of the period                                                         398,000                  351,000
                                                                              ---------------------   ----------------------

           End of the period                                                         $   2,236,000           $      431,000
                                                                              =====================   ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
           Interest                                                                  $     165,000           $      147,000
                                                                              =====================   ======================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
              FINANCING ACTIVITIES
           Warrants issued in connection with debt                                   $     187,000           $            -
                                                                              =====================   ======================
           Preferred stock dividends                                                 $     300,000           $      322,000
                                                                              =====================   ======================


           See notes to condensed consolidated financial statements.

                 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of National Holdings Corporation f/k/a Olympic Cascade Financial Corporation ("National Holdings" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended March 31, 2006 and March 31, 2005 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

NOTE 2. ACCOUNTING POLICY

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, which is an amendment of SFAS No. 133 and 140. This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and
(e) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will not have an impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued SFAS No. 156, which amends FASB Statement No.
140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will not have an impact on the financial statements of the Company once adopted.

NOTE 3. STOCK BASED COMPENSATION

Stock Based Compensation - Prior to October 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. During the three and six months ended March 31, 2006, the Company granted 70,000 and 170,000 stock options, respectively, with a fair value of approximately $55,000 and $88,000, respectively. A charge of approximately $4,000 was recorded in the three and six months ended March 31, 2006, relating to the amortization of the fair value associated with these grants.

For the three and six months ended March 31, 2005, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," the following table presents pro forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.


                                                                         Three months ended         Six months ended
                                                                           March 31, 2005            March 31, 2005
                                                                        ----------------------    ----------------------
Net income (loss) attributable to common stockholders - as reported                $ (208,000)               $ (463,000)
    Stock-based employee compensation cost determined
      under fair value method, net of tax effects                                    (791,000)                 (869,000)
                                                                        ----------------------    ----------------------
    Net income (loss) attributable to common stockholders - pro forma              $ (999,000)             $ (1,332,000)
                                                                        ======================    ======================

Earnings (loss) per share Basic earnings (loss) per share:
    Net income (loss) attributable to common stockholders - as reported               $ (0.04)                  $ (0.09)
    Per share stock-based employee compensation cost
      determined under fair value method, net of tax effects                            (0.16)                    (0.17)
                                                                        ----------------------    ----------------------
    Net income (loss) attributable to common stockholders - pro forma                 $ (0.20)                  $ (0.26)
                                                                        ======================    ======================

Diluted earnings (loss) per share:
    Net income (loss) attributable to common stockholders - as reported               $ (0.04)                  $ (0.09)
    Per share stock-based employee compensation cost
      determined under fair value method, net of tax effects                            (0.16)                    (0.17)
                                                                        ----------------------    ----------------------
    Net income (loss) attributable to common stockholders - pro forma                 $ (0.20)                  $ (0.26)
                                                                        ======================    ======================

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

                                         2006                  2005
                                  --------------------   ------------------
Assumptions:
Risk-free interest rate                         4.40%                3.15%

Expected life, in years                           3.0                  5.0

Expected volatility                               88%                 135%



NOTE 4. SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of March 31, 2006:



                               Securities held           Securities sold, but
                                  for resale               not yet purchased
                             ----------------------     ------------------------
Corporate Stocks                         $ 427,000                     $ 73,000
Corporate Bonds                              4,000                            -
Government Obligations                      35,000                            -
                             ----------------------     ------------------------
                                         $ 466,000                     $ 73,000
                             ======================     ========================

NOTE 5. CLEARING AGREEMENTS

In April 2005, National Securities Corporation ("National Securities") entered into a clearing agreement with National Financial Services LLC ("NFS") that became effective in June 2005. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson Financial Services, Inc. ("Penson") for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships is beneficial to the Company's cost structure, liquidity and capital resources.

NOTE 6. CONTINGENCIES

The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National Securities is one of the numerous broker-dealers that were contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National Securities during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National Securities engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement, whereby National Securities, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD that in the aggregate approximated $600,000. Additionally, the Company was obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The unpaid balance of approximately $126,000 and $219,000 at March 31, 2006 and 2005, respectively, has been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages the Company approximates at $700,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2006 and 2005, is $228,000 and $225,000 (including related legal fees), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and NASD related expenses of $155,000 and $212,000 for the second quarter of fiscal year 2006 and 2005, respectively, and $400,000 and $546,000 for the first six months of fiscal year 2006 and 2005, respectively.

NOTE 7. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company's Series A Convertible Preferred Stock, that are convertible into the Company's common stock at $1.25 per share, are to receive dividends on a quarterly basis at a rate of 9% per annum per share. Such dividends are cumulative and are payable only when declared by the Company's Board of Directors. In March 2006, the Company's Board of Directors declared an in-kind dividend in the aggregate of 1,996 shares of Series A Preferred Stock, in payment of approximately $300,000 of dividends accrued through March 31, 2006. Such shares were issued on April 30, 2006. At March 31, 2006, the accumulated dividend on the Company's 35,316 issued and outstanding shares of Series A Preferred Stock was $0.

The holders of the Company's Series B Convertible Preferred Stock, that are convertible into the Company's common stock at $.75 per share, are to receive dividends on a quarterly basis at a rate of 10% per annum per share. Such dividends are cumulative and are payable only when declared by the Company's Board of Directors. In March 2006, the Company's Board of Directors declared a cash dividend of $21,000 payable to the holders of the Series B Preferred Stock that was paid in April 2006.

Both the holders of the Company's Series A and Series B Convertible Preferred Stock have voting rights equal to the number of common shares into which such preferred shares could be converted at a particular record date.

NOTE 8. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:


                                                          Three Months Ended              Six Months Ended
                                                ---------------------------------------  -------------------------------------
                                                  March 31, 2006      March 31, 2005       March 31, 2006    March 31, 2005
                                                ---------------------------------------  -------------------------------------
Numerator:
   Net income (loss)                                    $   424,000         $ (139,000)        $    682,000        $ (323,000)
   Preferred stock dividends                                (95,000)           (69,000)            (171,000)         (140,000)
                                                ---------------------------------------  -------------------------------------
Numerator for basic earnings per share
   -- net income (loss) attributable to
   common stockholders - as reported                        329,000           (208,000)             511,000          (463,000)
   Effect of dilutive securities
      Interest on convertible notes                          24,000                  -               24,000                 -
      Preferred stock dividends                              95,000                  -              171,000                 -
                                                ---------------------------------------  -------------------------------------
Numerator for basic earnings per share
   -- net income (loss) attributable to
   common stockholders - as adjusted                    $   448,000         $ (208,000)        $    706,000        $ (463,000)
                                                =======================================  =====================================

Denominator:
   Denominator for basic earnings per
      share--weighted average shares                      5,089,625          5,013,434            5,068,451         5,003,291
                                                ---------------------------------------  -------------------------------------
   Effect of dilutive securities:
      Stock options                                          37,372                  -               17,905                 -
      Warrants                                               97,961                  -               38,266                 -
      Assumed conversion of Series A
         Preferred Stock                                  2,825,280                  -            2,825,280                 -
      Assumed conversion of Series B
         Preferred Stock                                  1,333,333                  -            1,333,333                 -
      Assumed conversion of Note                          1,000,000                  -            1,000,000                 -
                                                ---------------------------------------  -------------------------------------
   Dilutive potential common shares                       5,293,946                  -            5,214,784                 -
                                                ---------------------------------------  -------------------------------------
Denominator for diluted earnings per
   share--adjusted weighted-average
    shares and assumed conversions                       10,383,571          5,013,434           10,283,235         5,003,291
                                                =======================================  =====================================

Net income (loss) available to
   common stockholders
   Basic:                                               $      0.06         $    (0.04)        $       0.10        $    (0.09)
                                                =======================================  =====================================

   Diluted:                                             $      0.04         $    (0.04)        $       0.07        $    (0.09)
                                                =======================================  =====================================


For the three and six-month periods ended March 31, 2006, 2,904,784 and 3,304,784 shares, respectively, attributable to outstanding stock options and warrants, and for both the three and six-month periods ended March 31, 2005, 5,525,611 shares attributable to outstanding Series A Preferred Stock, stock options and warrants, were excluded from the calculation of diluted net income
(loss) per share because if included the effect would be antildilutive.

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of March 31, 2006 and September 30, 2005, respectively, consist of the following:

                                 March 31, 2006        September 30, 2005
                               --------------------    --------------------

Commissions payable                    $ 3,788,000             $ 2,204,000
Legal payable                              354,000                 555,000
Other                                    1,332,000               1,286,000
                               --------------------    --------------------
Total                                  $ 5,474,000             $ 4,045,000
                               ====================    ====================



NOTE 10. NOTES PAYABLE

In January 2006, the Company used $1.0 million of the proceeds from a private placement (See Note 11) to pay in full $1.0 million of promissory notes held by two unrelated note holders that had a maturity date of July 31, 2007.

In February 2006, National Securities and the holder of a $1.0 million secured demand note that was scheduled to mature on March 1, 2006, extended the term of the secured demand note to March 1, 2007.

NOTE 11. PRIVATE PLACEMENTS

In January 2006, the Company completed a financing transaction under which certain new investors (collectively, the "New Investors") made a $2.0 million investment in the Company (the "New Transaction") by purchasing an aggregate of the following: (i) $1.0 million of the Company's newly created Series B Preferred Stock, which has a 10% dividend rate and is convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which are convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

The convertible promissory notes mature in January 2011, and have a stated interest rate of 11% per annum. The Company granted 300,000 warrants to acquire shares of common stock to the note holders, and the fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $187,000 that will be charged to interest expense over the life of the debt.

The investment by the New Investors included $1.7 million by St. Cloud Capital Partners, L.P. ("St. Cloud"), and an aggregate of $300,000 by two unrelated investors. Marshall S. Geller, the Senior Managing Member of SCGP, LLC, the General Partner of St. Cloud, became a member of the Board of Directors of the Company simultaneous with the closing of the New Transaction. The Company incurred legal fees and other costs related to this capital transaction, in the amount of $56,000. The Company capitalized one-half of the fees to deferred financing costs that will be amortized to interest expense over the life of the convertible promissory notes and one-half of the fees were charged to paid-in capital.

The preferred stock and warrants were accounted for in accordance with EITF 98-5 and EITF 00-27. The preferred stock is considered permanent equity. The warrants and conversion option are components of equity and were not determined to be a derivative liability in accordance with SFAS No. 133 (par 11). The convertible promissory notes and warrants were accounted for in accordance with EITF 98-5 and EITF 00-27.

In March 2006, the Company issued 159,090 shares of the Company's common stock to an unaffiliated party for $175,000. The proceeds from the private placement were used to retire $175,000 of the Company's promissory notes that were due to mature in January 2007.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Company's second quarter of fiscal year 2006 resulted in an increase in revenues, and a comparatively lesser increase in expenses compared to the same period last year. The increase in revenues is due to the stronger securities markets experienced by the Company, and the completion of investment banking transactions in the current year's quarter. As a result, the Company reported net income of $424,000 compared with a net loss of $139,000 for the second quarters of fiscal years 2006 and 2005, respectively. This represents an improvement of $563,000 from the prior period.



                                                     Three Months Ended
                                                           March 31,                     Increase (Decrease)
                                             -------------------------------------  -------------------------------
                                                   2006                2005              Amount          Percent
                                             -----------------   -----------------  -----------------  ------------
Commissions                                      $ 10,714,000         $ 8,850,000        $ 1,864,000       21%
                                             -----------------   -----------------  -----------------
Proprietary trading                                 2,062,000           1,372,000            690,000       50%
Market making                                          76,000                   -             76,000       n/a
Mark-ups and mark-downs                                53,000              23,000             30,000      130%
                                             -----------------   -----------------  -----------------
Net dealer inventory gains                          2,191,000           1,395,000            796,000       57%
Investment banking                                  4,042,000             132,000          3,910,000      2962%
Interest and dividends                                696,000             859,000           (163,000)     (19%)
Transfer fees and clearance services                  969,000             711,000            258,000       36%
Other                                                 175,000             259,000            (84,000)     (32%)
                                             -----------------   -----------------  -----------------
                                                 $ 18,787,000         $12,206,000        $ 6,581,000       54%
                                             =================   =================  =================

Total revenues increased $6,581,000, or 54%, in the second quarter of fiscal year 2006 to $18,787,000 from $12,206,000 in the second quarter of fiscal year 2005. This increase is mainly due to the improved securities markets, and the completion of investment banking transactions. During the second quarter of fiscal year 2006, total trading volume increased 4%, compared to the second quarter of fiscal year 2005. The lesser increase in trading volume compared to revenues reflects an increase in the average revenue per trade, partially offset by the Company's re-entry into market making activities. Trading volume in this period related to retail brokerage increased 1%. Commission revenue increased $1,864,000, or 21%, to $10,714,000 from $8,850,000 during the second quarter of fiscal year 2006 compared with the same period in fiscal year 2005. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $796,000, or 57%, to $2,191,000 from $1,395,000 during the second quarter of fiscal year 2006 compared with the same period in fiscal year 2005. The increase is primarily due to an increase in proprietary trading in the bond market, and reflects the Company's re-entry into market making activities. During the second quarter of fiscal year 2006, revenues from proprietary trading increased $690,000, or 50%, to $2,062,000 from $1,372,000 in the same period of fiscal year 2005, revenues from market making activities increased to $76,000 from $0 in the second quarter of fiscal year 2005, and revenues from customer mark-ups and mark-downs increased $30,000, or 130%, to $53,000 from $23,000 in the second quarter of fiscal year 2005.

Investment banking revenue increased $3,910,000, or 2,962%, to $4,042,000 from $132,000 in the second quarter of fiscal year 2006 compared with the second quarter of fiscal year 2005. The increase in investment banking revenues is attributable to the Company having completed investment banking transactions in the second quarter of fiscal year 2006. Interest and dividend income decreased $163,000, or 19%, to $696,000 from $859,000 in the second quarter of fiscal year 2006 compared with the same period last year. The decrease in interest income is attributable to a decrease in the amount of debit balances in National Securities' customers accounts from the same period last year. Transfer fees increased $258,000, or 36%, to $969,000 in the second quarter of fiscal year 2006 from $711,000 in the second quarter of fiscal year 2005. The increase reflects higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees, and miscellaneous transaction fees and trading fees, decreased $84,000, or 32%, to $175,000 from $259,000 during the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease is due to nonrecurring income realized in fiscal year 2005.



                                                      Three Months Ended
                                                             March 31,                        Increase (Decrease)
                                             ----------------------------------------   ------------------------------
                                                    2006                 2005                Amount         Percent
                                             --------------------  ------------------   -----------------  -----------
Commission expense related to:
       Commission revenue                           $  9,449,000        $  7,638,000         $ 1,811,000      24%
       Net dealer inventory gains                      1,644,000             879,000             765,000      87%
       Investment banking                              2,950,000             106,000           2,844,000     2683%
                                             --------------------  ------------------   -----------------
Commissions                                           14,043,000           8,623,000           5,420,000      63%
Employee compensation                                  1,592,000           1,316,000             276,000      21%
Clearing fees                                            436,000             323,000             113,000      35%
Communications                                           546,000             370,000             176,000      48%
Occupancy and equipment costs                            633,000             757,000            (124,000)    (16%)
Professional fees                                        246,000             305,000             (59,000)    (19%)
Interest                                                 176,000             109,000              67,000      61%
Taxes, licenses and registration                         169,000              48,000             121,000      252%
Other administrative expenses                            522,000             494,000              28,000       6%
                                             --------------------  ------------------   -----------------
                                                    $ 18,363,000        $ 12,345,000         $ 6,018,000      49%
                                             ====================  ==================   =================



In comparison with the 54% increase in total revenues, total expenses increased 49%, or $6,018,000, to $18,363,000 for the second quarter of fiscal year 2006 compared to $12,345,000 in the second quarter of fiscal year 2005. The increase in total expenses is primarily the result of higher commission expenses directly associated with commission revenues.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $5,420,000, or 63%, to $14,043,000 in the second quarter of fiscal year 2006 from $8,623,000 in the second quarter of fiscal year 2005. Commission expense related to commission revenue increased $1,811,000, or 24%, to $9,449,000 in the second quarter of fiscal year 2006 from $7,638,000 in the second quarter of fiscal year 2005; commission expense related to net dealer inventory gains increased $765,000, or 87%, to $1,644,000 in the second quarter of fiscal year 2006 from $879,000 in the second quarter of fiscal year 2005; and commission expense related to investment banking increased $2,844,000, or 2,683%, to $2,950,000 in the second quarter of fiscal year 2006 from $106,000 in the second quarter of fiscal year 2005. Commission expense as a percentage of commission revenues increased to 88% in the second quarter of fiscal year 2006 from 86% in the second quarter of fiscal year 2005. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 75% in the second quarter of fiscal year 2006 from 63% in the second quarter of fiscal year 2005. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking revenues decreased to 73% in the second quarter of fiscal year 2006 from 80% in the second quarter of fiscal year 2005. This decrease is attributable to the type and size of the particular investment banking transactions completed in the current year's quarter. Commission expense includes the amortization of advances to registered representatives of $305,000 and $267,000 for the second quarter of fiscal years 2006 and 2005, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $276,000, or 21%, to $1,592,000 in the second quarter of fiscal year 2006 from $1,316,000 in the second quarter of fiscal year 2005. The increase is attributable to new hires and a bonus accrual based on current year's profits. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 83% from 81% in the second quarter of fiscal years 2006 and 2005, respectively. The increase is attributable to an overall higher payout percentage to National Securities' retail brokers.

Clearing fees increased $113,000, or 35%, to $436,000 in the second quarter of fiscal year 2006 from $323,000 in the second quarter of fiscal year 2005. The increase in clearing fees is attributable to the increased commission revenues in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005, and a different pricing structure for certain products with different clearing firms.

Communication expenses increased $176,000, or 48%, to $546,000 from $370,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The increase is primarily due to telecommunication incentives provided to certain brokers who recently became affiliated with the Company, and additional quotation machines for the Company's market making activities. Occupancy costs decreased $124,000, or 16%, to $633,000 from $757,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease in occupancy expense is due to an overall reduction in leased office space. Professional fees decreased $59,000, or 19%, to $246,000 from $305,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations.

Interest expense increased $67,000, or 61%, to $176,000 from $109,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The increase is primarily attributable to the acceleration of amortization on notes that were paid prior to maturity and amortization related to new notes issued by the Company in the second quarter of fiscal year 2006. Included in interest expense is the amortization of $98,000 and $41,000 for the second quarter of fiscal years 2006 and 2005, respectively. Taxes, licenses and registration increased $121,000, or 252%, to $169,000 from $48,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The increase is due to registration incentives provided to certain brokers who became affiliated with the Company in fiscal year 2006, and the receipt of a refund of prior years state business taxes in fiscal year 2005. Other administrative expenses increased $28,000, or 6%, to $522,000 from $494,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005.

The Company reported net income of $424,000 in the second quarter of fiscal year 2006 compared to a net loss of $139,000 in the second quarter of fiscal year 2005. Overall, the diluted earnings attributable to common stockholders in the second quarter of fiscal year 2006 was $329,000, or $.03 per common share, as compared to the net loss attributable to common stockholders of $208,000, or $.04 per common share in the second quarter of fiscal year 2005. The net income attributable to common stockholders for the second quarter of fiscal year 2006 and the net loss attributable to common stockholders for the second quarter of fiscal year 2005 reflects $95,000 and $69,000 of cumulative Preferred Stock dividends on the Company's Preferred Stock for the second quarter of fiscal years 2006 and 2005, respectively.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

The Company's first six months of fiscal year 2006 resulted in an increase in revenues, and a comparatively lesser increase in expenses compared to the same period last year. The increase in revenues is primarily due the completion of investment banking transactions in the first six months of fiscal year 2006. As a result, the Company reported net income of $682,000 compared with a net loss of $323,000 for the first six months of fiscal years 2006 and 2005, respectively. This represents an improvement of $1,005,000 from the prior period.


                                                     Six Months Ended
                                                           March 31,                      Increase (Decrease)
                                             -------------------------------------  -------------------------------
                                                   2006                2005              Amount          Percent
                                             -----------------   -----------------  -----------------  ------------
Commissions                                      $ 17,871,000        $ 19,146,000        $(1,275,000)     (7%)
                                             -----------------   -----------------  -----------------
Proprietary trading                                 3,895,000           2,528,000          1,367,000       54%
Market making                                          84,000                   -             84,000       n/a
Mark-ups and mark-downs                                73,000              64,000              9,000       14%
                                             -----------------   -----------------  -----------------
Net dealer inventory gains                          4,052,000           2,592,000          1,460,000       56%
Investment banking                                  7,093,000             238,000          6,855,000      2880%
Interest and dividends                              1,382,000           1,362,000             20,000       1%
Transfer fees and clearance services                1,730,000           1,576,000            154,000       10%
Other                                                 347,000             401,000            (54,000)     (13%)
                                             -----------------   -----------------  -----------------
                                                 $ 32,475,000        $ 25,315,000        $ 7,160,000       28%
                                             =================   =================  =================

Total revenues increased $7,160,000, or 28%, in the first six months of fiscal year 2006 to $32,475,000 from $25,315,000 in the first six months of fiscal year 2005. This increase is mainly due to the completion of investment banking transactions. During the first six months of fiscal year 2006, total trading volume decreased 10%, compared to the first six months of fiscal year 2005. This decrease reflects an increase in the average revenue per trade, partially offset by the Company's re-entry into market making activities. Trading volume in this period related to retail brokerage decreased 11%. Commission revenue decreased $1,275,000, or 7%, to $17,871,000 from $19,146,000 during the first six months of fiscal year 2006 compared with the same period in fiscal year 2005. This decrease is attributable to the lower level of retail brokerage business experienced by the market as a whole in the first quarter of fiscal year 2006. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $1,460,000, or 56%, to $4,052,000 from $2,592,000 during the first six months of fiscal year 2006 compared with the same period in fiscal year 2005. The increase is primarily due to an increase in proprietary trading in the bond market, and reflects the Company's re-entry into market making activities. During the first six months of fiscal year 2006, revenues from proprietary trading increased $1,367,000, or 54%, to $3,895,000 from $2,528,000 in the same period of fiscal year 2005, revenues from market making activities increased to $84,000 from $0 in the first six months of fiscal year 2006, and revenues from customer mark-ups and mark-downs increased $9,000, or 14%, to $73,000 from $64,000 in the first six months of fiscal year 2005.

Investment banking revenue increased $6,855,000, or 2,880%, to $7,093,000 from $238,000 in the first six months of fiscal year 2006 compared with the first six months of fiscal year 2005. The increase in investment banking revenues is attributable to the Company having completed investment banking transactions in the first six months of fiscal year 2005. Interest and dividend income increased $20,000, or 1%, to $1,382,000 from $1,362,000 in the first six months of fiscal year 2006 compared with the same period last year. The increase in interest income is attributable to an increase in the interest rate charged for debit balances in National Securities' customers accounts substantially offset by a decrease in the amount of debit balances in those customers accounts from the same period last year. Transfer fees increased $154,000, or 10%, to $1,730,000 in the first six months of fiscal year 2006 from $1,576,000 in the first six months of fiscal year 2005. The increase is due to higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, decreased $54,000, or 13%, to $347,000 from $401,000 during the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease is due to nonrecurring income realized in fiscal year 2005.



                                                     Six Months Ended
                                                           March 31,                     Increase (Decrease)
                                             -------------------------------------  -------------------------------
                                                   2006                2005              Amount          Percent
                                             -----------------   -----------------  -----------------  ------------
Commission expense related to:
       Commission revenue                        $ 15,722,000        $ 16,294,000        $  (572,000)     (4%)
       Net dealer inventory gains                   2,984,000           1,633,000          1,351,000       83%
       Investment banking                           5,025,000             192,000          4,833,000      2517%
                                             -----------------   -----------------  -----------------
Commissions                                        23,731,000          18,119,000          5,612,000       31%
Employee compensation                               2,884,000           2,552,000            332,000       13%
Clearing fees                                         800,000             670,000            130,000       19%
Communications                                      1,033,000             835,000            198,000       24%
Occupancy and equipment costs                       1,308,000           1,473,000           (165,000)     (11%)
Professional fees                                     584,000             719,000           (135,000)     (19%)
Interest                                              285,000             228,000             57,000       25%
Taxes, licenses and registration                      314,000             159,000            155,000       97%
Other administrative expenses                         854,000             883,000            (29,000)     (3%)
                                             -----------------   -----------------  -----------------
                                                 $ 31,793,000        $ 25,638,000        $ 6,155,000       24%
                                             =================   =================  =================


In comparison with the 28% increase in total revenues, total expenses increased 24%, or $6,155,000, to $31,793,000 for the first six months of fiscal year 2006 compared to $25,638,000 in the first six months of fiscal year 2005. The increase in total expenses is primarily the result of higher commission expenses directly associated with commission revenues, particularly investment banking revenues.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $5,612000, or 31%, to $23,731,000 in the first six months of fiscal year 2006 from $18,119,000 in the first six months of fiscal year 2005. Commission expense related to commission revenue decreased $572,000, or 4%, to $15,722,000 in the first six months of fiscal year 2006 from $16,294,000 in the first six months of fiscal year 2005; commission expense related to net dealer inventory gains increased $1,351,000, or 83%, to $2,984,000 in the first six months of fiscal year 2006 from $1,633,000 in the first six months of fiscal year 2005; and commission expense related to investment banking increased $368,000, or 2,517%, to $5,025,000 in the first six months of fiscal year 2006 from $192,000 in the first six months of fiscal year 2005. Commission expense as a percentage of commission revenues increased to 88% in the first six months of fiscal year 2006 from 85% in the first six months of fiscal year 2005. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 74% in the first six months of fiscal year 2006 from 63% in the first six months of fiscal year 2005. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking revenues decreased to 73% in the second quarter of fiscal year 2006 from 80% in the second quarter of fiscal year 2005. This decrease is attributable to the type and size of the particular investment banking transactions completed in the current year's quarter. Commission expense includes the amortization of advances to registered representatives of $617,000 and $500,000 for the first six months of fiscal years 2006 and 2005, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $332,000, or 13%, to $2,884,000 in the first six months of fiscal year 2006 from $2,552,000 in the first six months of fiscal year 2005. The increase is attributable to new hires, a bonus accrual based on current year's profits and year-end bonuses that were paid to certain staff employees in the first quarter of fiscal year 2006. Overall, combined commission and employee compensation expense, as a percentage of revenue remained constant at 82% in the first six months of fiscal years 2006 and 2005.

Clearing fees increased $130,000, or 19%, to $800,000 in the first six months of fiscal year 2006 from $670,000 in the first six months of fiscal year 2005. The increase in clearing fees is attributable to a different pricing structure for certain products with different clearing firms.

Communication expenses increased $198,000, or 24%, to $1,033,000 from $835,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The increase is primarily due to telecommunication incentives provided to certain brokers who recently became affiliated with the Company, and additional quotation machines for the Company's market making activities. Occupancy costs decreased $165,000, or 11%, to $1,308,000 from $1,473,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease in occupancy expense is due to an overall reduction in leased office space. Professional fees decreased $135,000, or 19%, to $584,000 from $719,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations.

Interest expense increased $57,000, or 25%, to $285,000 from $228,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The increase is primarily attributable to the acceleration of amortization on notes that were paid prior to maturity and amortization related to new notes issued by the Company in the second quarter of fiscal year 2006. Included in interest expense is the amortization of $131,000 and $91,000 for the first six months of fiscal year 2006 and 2005, respectively. Taxes, licenses and registration increased $155,000, or 97%, to $314,000 from $159,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The increase is due to registration incentives provided to certain brokers who became affiliated with the Company in fiscal year 2006, and the receipt of a refund of prior years state business taxes in fiscal year 2005. Other administrative expenses decreased $29,000, or 3%, to $854,000 from $883,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease in other expenses is due to costs incurred in the first quarter of fiscal year 2005 relating to the Company's change of clearing firms.

The Company reported net income of $682,000 in the first six months of fiscal year 2006 compared to a net loss of $323,000 in the first six months of fiscal year 2005. Overall, the diluted earnings attributable to common stockholders in the first six months of fiscal year 2006 was $511,000, or $.05 per common share, as compared to the net loss attributable to common stockholders of $463,000, or $.09 per common share in the first six months of fiscal year 2005. The net income attributable to common stockholders for the first six months of fiscal year 2006 and the net loss attributable to common stockholders for the first six months of fiscal year 2005 reflects $171,000 and $140,000 of cumulative Preferred Stock dividends on the Company's Preferred Stock for the first six months of fiscal years 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

National Securities, as a registered broker-dealer, is subject to the SEC's Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At March 31, 2006, National Securities' net capital exceeded the requirement by $2,253,000.

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

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships will be beneficial to the Company's cost structure, liquidity and capital resources.

In January 2006, the Company completed a financing transaction under which certain new investors made a $2.0 million investment in the Company by purchasing an aggregate of the following: (i) $1.0 million of the Company's newly created Series B Preferred Stock, which has a 10% dividend rate and is convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which are convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

The convertible promissory notes mature in January 2011, and have a stated interest rate of 11% per annum. The Company granted 300,000 warrants to acquire shares of common stock to the note holders, and the fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $187,000 that will be charged to interest expense over the life of the debt.

The investment by the New Investors included $1.7 million by St. Cloud, and an aggregate of $300,000 by two unrelated investors. Marshall S. Geller, the Senior Managing Member of SCGP, LLC, the General Partner of St. Cloud, became a member of the Board of Directors of the Company simultaneous with the closing of the New Transaction. The Company incurred legal fees and other costs related to this capital transaction, in the amount of $56,000. The Company capitalized one-half of the fees to deferred financing costs that will be amortized to interest expense over the life of the convertible promissory notes and one-half of the fees were charged to paid-in capital.

In January 2006, the Company used $1.0 million of the proceeds from the above private placement to pay in full $1.0 million of promissory notes held by two unrelated note holders that had a maturity date of July 31, 2007.

In February 2006, National Securities and the holder of a $1.0 million secured demand note that was scheduled to mature on March 1, 2006, extended the term of the secured demand note to March 1, 2007. In March 2006, the Company issued 159,090 shares of the Company's common stock to an unaffiliated party for $175,000. The proceeds from the private placement were used to retire $175,000 of the Company's promissory notes that were due to mature in January 2007.

In May 2006, the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933 for the resale of certain shares of Common Stock and shares of Common Stock issuable upon the conversion of preferred stock, and exercise of certain warrants previously issued in connection with private placement transactions, and shares of Common Stock issuable upon the conversion of preferred stock and notes, and warrants that were issued in the private placement that was completed in the current fiscal year. The Registration Statement is currently being reviewed by the SEC.

In the quarter and six months ended March 31, 2005 the Company received proceeds of approximately $12,500 and $20,000, respectively, from the exercise of outstanding warrants.

In October 2004, the Company entered into a preliminary letter of intent to consummate a merger or other similar combination with First Montauk Financial Corp., a publicly traded company whose wholly owned subsidiary is also a registered broker-dealer with a business similar to National Securities. In February 2005, the Company and First Montauk entered into a definitive merger agreement that was amended and restated in June 2005. In October 2005, the Company and First Montauk mutually agreed to terminate their proposed merger. The Company expensed approximately $320,000 in "Professional fees" relating to the proposed merger with First Montauk in the fourth quarter of fiscal year 2005.

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

The following table shows the quoted market values of the Company's securities held for resale ("long"), securities sold, but not yet purchased ("short") and net positions as of March 31, 2006:


                               Long                Short               Net
                          ---------------    -----------------    --------------
Corporate Stocks               $ 427,000             $ 73,000         $ 354,000
Corporate Bonds                    4,000                    -             4,000
Government Obligations            35,000                    -            35,000
                          ---------------    -----------------    --------------
                               $ 466,000             $ 73,000         $ 393,000
                          ===============    =================    ==============


ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2006, there were no significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please refer to Note 6 herein, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended September 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company completed a financing transaction under which certain new investors made a $2.0 million investment in the Company by purchasing an aggregate of the following: (i) $1.0 million of the Company's newly created Series B Preferred Stock, which has a 10% dividend rate and is convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which are convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

The convertible promissory notes mature in January 2011, and have a stated interest rate of 11% per annum. The Company granted 300,000 warrants to acquire shares of common stock to the note holders, and the fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $187,000 that will be charged to interest expense over the life of the debt.

The investment by the New Investors included $1.7 million by St. Cloud, and an aggregate of $300,000 by two unrelated investors. Marshall S. Geller, the Senior Managing Member of SCGP, LLC, the General Partner of St. Cloud, became a member of the Board of Directors of the Company simultaneous with the closing of the New Transaction. The Company incurred legal fees and other costs related to this capital transaction, in the amount of $56,000. The Company capitalized one-half of the fees to deferred financing costs that will be amortized to interest expense over the life of the convertible promissory notes and one-half of the fees were charged to paid-in capital.

In January 2006, the Company used $1.0 million of the proceeds from the above private placement to pay in full $1.0 million of promissory notes held by two unrelated note holders that had a maturity date of July 31, 2007.

In March 2006, the Company issued 159,090 shares of the Company's common stock to an unaffiliated party for $175,000. The proceeds from the private placement were used to retire $175,000 of the Company's promissory notes that were due to mature in January 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on March 15, 2006. Proxies were solicited by the Company pursuant to Regulation 14A under the Exchange Act of 1934, as amended. At the annual meeting, the Company's shareholders approved the following proposals:

1. The number of shares voted "for" and "withhold authority" in connection with the election of Marshall S. Geller as a Class I Director to the Board of Directors of the Company was as follows:


                                                       Withhold
                                       For             Authority
                                 ----------------   ----------------
             In Person                   444,362                  -
             By Proxy                  5,935,358            652,582
                                 ----------------   ----------------

             Total                     6,379,720            652,582
                                 ================   ================

      The number of shares voted "for" and "withhold authority" in connection with the election of Robert J. Rosan as a Class II Director to the Board of Directors of the Company was as follows:


                                                       Withhold
                                       For             Authority
                                 ----------------   ----------------
             In Person                   444,362                  -
             By Proxy                  6,561,511             26,429
                                 ----------------   ----------------

             Total                     7,005,873             26,429
                                 ================   ================


      The number of shares voted "for" and "withhold authority" in connection with the election of Norman J. Kurlan as a Class II Director to the Board of Directors of the Company was as follows:

                                                       Withhold
                                       For             Authority
                                 ----------------   ----------------
             In Person                   444,362                  -
             By Proxy                  5,933,312            654,628
                                 ----------------   ----------------

             Total                     6,377,674            654,628
                                 ================   ================

The terms of Mark Goldwasser, Gary A. Rosenberg and Peter Rettman, Class III Directors, continued after the annual meeting.

2. The number of shares voted "for", "against" and "abstain" in connection with the amendment to the Company's Certificate of Incorporation to change the name of the Company from Olympic Cascade Financial Corporation to National Holdings Corporation was as follows:


                            For              Against            Abstain
                      ----------------   ----------------    ---------------
     In Person                444,362                  -                  -
     By Proxy               6,585,326                514                100
                      ----------------   ----------------    ---------------

     Total                  7,029,688                514                100
                      ================   ================    ===============


3. The number of shares voted "for", "against" and "abstain" in connection with the amendment to the Company's Certificate of Designation to decrease the conversion price of the Company's Series A Preferred Stock to $1.25 per share from $1.50 per share was as follows:


                            For              Against            Abstain
                      ----------------   ----------------    ---------------
     In Person                444,362                  -                  -
     By Proxy               4,593,539             68,736                766
                      ----------------   ----------------    ---------------

     Total                  5,037,901             68,736                766
                      ================   ================    ===============

4. The number of shares voted "for", "against" and "abstain" in connection with the approval of the Company's 2006 Stock Option Plan was as follows:


                            For              Against            Abstain
                      ----------------   ----------------    ---------------
     In Person                444,362                  -                  -
     By Proxy               3,966,575            695,766                700
                      ----------------   ----------------    ---------------

     Total                  4,410,937            695,766                700
                      ================   ================    ===============




5. The number of shares voted "for", "against" and "abstain" in connection with the ratification of Marcum & Kliegman LLP as the Company's independent public accountants for the fiscal year ending September 30, 2006 was as follows:


                            For              Against            Abstain
                      ----------------   ----------------    ---------------
     In Person                444,362                  -                  -
     By Proxy               6,575,235             12,305                400
                      ----------------   ----------------    ---------------

     Total                  7,019,597             12,305                400
                      ================   ================    ===============



ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.6 Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 15, 2006.

3.7 Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed with the Secretary of State of the State of Delaware on March 15, 2006.

10.50* Employment Agreement dated as of March 15, 2006 between the Company and Mark Goldwasser.

10.51    Securities Purchase Agreement dated as of March 17, 2006.

31.1 Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            * Compensatory agreement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY



May 10, 2006                              By: /s/ Mark Goldwasser
                                              ----------------------------------
                                          Mark Goldwasser
                                          President and Chief Executive Officer




May 10, 2006                              By: /s/ Robert H. Daskal
                                              ----------------------------------
                                          Robert H. Daskal
                                          Chief Financial Officer