Form 10-Q
period 2006-06-30
NATIONAL HOLDINGS CORP
filed 2006-08-11
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-4128138
(State or other jurisdiction of	(I.R.S. Employer incorporation or
organization)	Identification No.)

875 North Michigan Avenue, Suite 1560, Chicago, Illinois 60611
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:	(312) 751-8833

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

The number of shares outstanding of registrant’s common stock, par value $0.02 per share, at August 11, 2006 was 5,223,968.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	June 30,	September 30,
	2006	2005
	(unaudited)	(see note below)

CASH	$2,490,000	$398,000
DEPOSITS WITH CLEARING ORGANIZATIONS	300,000	300,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS	3,568,000	3,329,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $393,000 and
$368,000 at June 30, 2006 and September 30, 2005, respectively	365,000	485,000
ADVANCES TO REGISTERED REPRESENTATIVES	1,559,000	1,653,000
SECURITIES HELD FOR RESALE, at market	433,000	166,000
FIXED ASSETS, net	329,000	250,000
SECURED DEMAND NOTE	1,000,000	1,000,000
OTHER ASSETS	606,000	379,000

TOTAL ASSETS	$10,650,000	$7,960,000

LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS	$197,000	$122,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market	234,000	44,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES	4,503,000	4,045,000
CONVERTIBLE NOTES PAYABLE, net of debt discounts of $168,000 and $0
at June 30, 2006 and September 30, 2005, respectively	832,000	-
NOTES PAYABLE, net of debt discounts of $65,000 and $206,000
at June 30, 2006 and September 30, 2005, respectively	785,000	1,819,000
TOTAL LIABILITIES	6,551,000	6,030,000

SUBORDINATED BORROWINGS	1,000,000	1,000,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE STOCK
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 10,000 shares issued and outstanding (liquidation preference: $1,000,000) at June 30, 2006 and 0 shares issued and
outstanding at September 30, 2005	1,000,000	-

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
designated as Series A and 20,000 shares designated as Series B (see above)	-	-
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 35,316 shares issued and outstanding (liquidation preference: $3,531,600) at June 30, 2006 and 33,320 shares issued and
outstanding (liquidation preference: $3,332,000) at September 30, 2005	-	-
Common stock, $.02 par value, 30,000,000 shares authorized;
5,223,968 and 5,045,878 shares issued and outstanding,
at June 30, 2006 and September 30, 2005, respectively	104,000	101,000
Additional paid-in capital	16,024,000	15,295,000
Deferred compensation	(76,000)	-
Accumulated deficit	(13,953,000)	(14,466,000)
TOTAL STOCKHOLDERS' EQUITY	2,099,000	930,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,650,000	$7,960,000

Note: The balance sheet at September 30, 2005 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	-------- Three Months Ended ---------		-------- Nine Months Ended ---------
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
REVENUES:
Commissions	$7,952,000	$6,500,000	$25,823,000	$25,646,000
Net dealer inventory gains	2,219,000	1,810,000	6,270,000	4,402,000
Investment banking	1,574,000	278,000	8,667,000	516,000
Interest and dividends	825,000	621,000	2,207,000	1,983,000
Transfer fees and clearing services	867,000	681,000	2,597,000	2,257,000
Other	547,000	106,000	894,000	507,000

TOTAL REVENUES	13,984,000	9,996,000	46,458,000	35,311,000

EXPENSES:
Commissions	10,044,000	7,269,000	33,775,000	25,388,000
Employee compensation and related expenses	1,541,000	1,213,000	4,425,000	3,765,000
Clearing fees	405,000	(664,000)	1,205,000	6,000
Communications	296,000	365,000	1,328,000	1,200,000
Occupancy and equipment costs	693,000	713,000	2,001,000	2,186,000
Professional fees	246,000	294,000	830,000	1,014,000
Interest	104,000	120,000	389,000	347,000
Taxes, licenses, registration	177,000	102,000	490,000	260,000
Other administrative expenses	326,000	473,000	1,180,000	1,356,000

TOTAL EXPENSES	13,832,000	9,885,000	45,623,000	35,522,000

NET INCOME (LOSS)	152,000	111,000	835,000	(211,000)

Preferred stock dividends	(104,000)	(75,000)	(275,000)	(215,000)

Net income (loss) attributable to common stockholders	$48,000	$36,000	$560,000	$(426,000)

NET INCOME (LOSS) PER COMMON SHARE

Basic:
Net income (loss) attributable to common stockholders	$0.01	$0.01	$0.11	$(0.08)

Diluted:
Net income (loss) attributable to common stockholders	$0.01	$0.01	$0.09	$(0.08)

Weighted average number of shares outstanding
Basic	5,223,968	5,045,878	5,120,290	5,017,486
Diluted	5,454,099	5,123,861	10,378,810	5,017,486

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	----------Nine Months Ended--------------
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$835,000	$(211,000)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation and amortization	113,000	113,000
Amortization of deferred financing costs	3,000	-
Amortization of note discount	159,000	134,000
Compensatory element of common stock issuance	12,000	-
Compensatory element of common stock option issuances	12,000	-
Provision for doubtful accounts	25,000	50,000
Issuance of common stock in settlement of arbitrations and claims	-	40,000
Changes in assets and liabilities
Deposits with clearing organizations	-	495,000
Receivables from broker-dealers, clearing organizations and others	(50,000)	563,000
Securities held for resale, at market	(267,000)	(748,000)
Other assets	(202,000)	(65,000)
Payables	533,000	(1,087,000)
Securities sold, but not yet purchased, at market	190,000	401,000
Net cash provided by operating activities	1,363,000	(315,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(193,000)	(64,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	-	142,000
Net proceeds from issuance of common stock	175,000	-
Net proceeds from issuance of preferred stock	972,000	-
Net proceeds from issuance of convertible notes payable	1,000,000	-
Cash payment of deferred financing costs	(28,000)	-
Payment of notes payable	(1,175,000)	(75,000)
Dividends paid	(22,000)	-
Exercise of stock options and warrants	-	20,000
Net cash (used in) provided by financing activities	922,000	87,000

NET INCREASE IN CASH	2,092,000	(292,000)

CASH BALANCE
Beginning of the period	398,000	351,000

End of the period	$2,490,000	$59,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$234,000	$215,000
Dividends	$21,000	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Warrants issued in connection with debt	$187,000	$-
Preferred stock dividends	$300,000	$322,000

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of National Holdings Corporation f/k/a Olympic Cascade Financial Corporation (“National Holdings” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended June 30, 2006 and June 30, 2005 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

NOTE 2. ACCOUNTING POLICY

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, which is an amendment of SFAS No. 133 and 140. This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will not have an impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued SFAS No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will not have an impact on the financial statements of the Company once adopted.

NOTE 3. STOCK BASED COMPENSATION

Stock Based Compensation - Prior to October 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.”

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.”  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  No stock options were granted during the three months ended June 30, 2006. During the nine months ended June 30, 2006, the Company granted 170,000 stock options with a fair value of approximately $88,000. A charge of approximately $7,000 and $12,000 was recorded in the three and nine months ended June 30, 2006, respectively, relating to the amortization of the fair value associated with these grants.

For the three and nine months ended June 30, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  As required under SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure,” the following table presents pro forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

	Three months ended	Nine months ended
	June 30, 2005	June 30, 2005
Net income (loss) attributable to common stockholders - as reported	$36,000	$(426,000)
Stock-based employee compensation cost determined
under fair value method, net of tax effects	-	(869,000)
Net income (loss) attributable to common stockholders - pro forma	$36,000	$(1,295,000)

Earnings (loss) per share
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$0.01	$(0.08)
Per share stock-based employee compensation cost
determined under fair value method, net of tax effects	-	(0.17)
Net income (loss) attributable to common stockholders - pro forma	$0.01	$(0.25)

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$0.01	$(0.08)
Per share stock-based employee compensation cost
determined under fair value method, net of tax effects	-	(0.17)
Net income (loss) attributable to common stockholders - pro forma	$0.01	$(0.25)

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

	2006	2005
Assumptions:
Risk-free interest rate	4.40%	3.15%

Expected life, in years	3.0	5.0

Expected volatility	88%	135%

A summary of the stock option activity as of June 30, 2006, and changes during the nine month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2005	793,667	$1.35	4.05

Granted	170,000	$1.14

Expired	(31,667)	$1.58

Outstanding at June 30, 2006	932,000	$1.30	3.58	$266,000

Exerciseable at June 30, 2006	787,000	$1.33	3.40	$211,000

As of June 30, 2006, there was $76,000 of total deferred compensation costs related to share-based compensation arrangements.

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the nine month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2005	10,000	$-

Granted	170,000	$0.52

Vested	(31,250)	$0.26

Expired	(3,750)	$-

Nonvested at June 30, 2006	145,000	$0.55

NOTE 4. SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of June 30, 2006:

	Securities held	Securities sold, but
	for resale	not yet purchased
Corporate Stocks	$418,000	$234,000
Corporate Bonds	-	-
Government Obligations	15,000	-
	$433,000	$234,000

NOTE 5. CLEARING AGREEMENTS

In April 2005, our wholly owned subsidiary, National Securities Corporation (“National Securities”) entered into a clearing agreement with National Financial Services LLC (“NFS”) that became effective in June 2005. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson Financial Services, Inc. (“Penson”) for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships is beneficial to the Company’s cost structure, liquidity and capital resources.

NOTE 6. CONTINGENCIES

The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National Securities is one of the numerous broker-dealers that were contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National Securities during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National Securities engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement, whereby National Securities, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD that in the aggregate approximated $600,000. Additionally, the Company was obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The unpaid balance of approximately $105,000 and $194,000 at June 30, 2006 and 2005, respectively, has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages the Company approximates at $700,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2006 and 2005, is $207,000 and $165,000 (including related legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. The Company has included in “Professional fees” litigation and NASD related expenses of $127,000 and $163,000 for the third quarter of fiscal year 2006 and 2005, respectively, and $527,000 and $709,000 for the first nine months of fiscal year 2006 and 2005, respectively.

NOTE 7. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A Convertible Preferred Stock, convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum per share. Such dividends are cumulative and are payable only when declared by the Company’s Board of Directors. In March 2006, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 1,996 shares of Series A Preferred Stock, in payment of approximately $300,000 of dividends accrued through June 30, 2006. Such shares were issued on April 30, 2006. At June 30, 2006, the accumulated dividend on the Company’s 35,316 issued and outstanding shares of Series A Preferred Stock was $79,000.

The holders of the Company’s Series B Convertible Preferred Stock, convertible into the Company’s common stock at $.75 per share, are entitled to receive dividends on a quarterly basis at a rate of 10% per annum per share. Such dividends are cumulative and are payable only when declared by the Company’s Board of Directors. In June 2006, the Company’s Board of Directors declared a cash dividend of $25,000 payable to the holders of the Series B Preferred Stock that was paid in July 2006.

Both the holders of the Company’s Series A and Series B Convertible Preferred Stock have voting rights equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted at a particular record date.

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

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator:
Net income (loss)	$152,000	$111,000	$835,000	$(211,000)
Preferred stock dividends	(104,000)	(75,000)	(275,000)	(215,000)
Numerator for basic earnings per share
-- net income (loss) attributable to
common stockholders - as reported	48,000	36,000	560,000	(426,000)
Effect of dilutive securities
Interest on convertible notes	-	-	51,000	-
Preferred stock dividends	-	-	275,000	-
Numerator for basic earnings per share
-- net income (loss) attributable to
common stockholders - as adjusted	$48,000	$36,000	$886,000	$(426,000)

Denominator:
Denominator for basic earnings per
share--weighted average shares	5,223,968	5,045,878	5,120,290	5,017,486
Effect of dilutive securities:
Stock options	57,626	24,665	28,645	-
Warrants	172,505	53,318	71,262	-
Assumed conversion of Series A
Preferred Stock	-	-	2,825,280	-
Assumed conversion of Series B
Preferred Stock	-	-	1,333,333	-
Assumed conversion of Note	-	-	1,000,000	-
Dilutive potential common shares	230,131	77,983	5,258,520	-
Denominator for diluted earnings per
share--adjusted weighted-average
shares and assumed conversions	5,454,099	5,123,861	10,378,810	5,017,486

Net income (loss) available to
common stockholders
Basic:	$0.01	$0.01	$0.11	$(0.08)

Diluted:	$0.01	$0.01	$0.09	$(0.08)

For the three and nine-month periods ended June 30, 2006, 5,168,613 and 0 shares, respectively, attributable to the outstanding Series A and Series B Preferred Stock, and Convertible Notes, were excluded from the calculation of diluted net income per share because if included the effect would be anti-dilutive.

For the three months ended June 30, 2005, 2,221,331 shares attributable to the outstanding Series A Preferred Stock were excluded from the calculation of diluted net income per share because if included the effect would be anti-dilutive. For the nine months ended June 30, 2005, 5,365,611 shares attributable to the outstanding Series A Preferred Stock, stock options and warrants, were excluded from the calculation of diluted net income per share because if included the effect would be anti-dilutive.

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of June 30, 2006 and September 30, 2005, respectively, consist of the following:

	June 30, 2006	September 30, 2005

Commissions payable	$2,878,000	$2,204,000
Legal payable	312,000	555,000
Other	1,313,000	1,286,000
Total	$4,503,000	$4,045,000

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

In March 2006, the Company used $175,000 of the proceeds from a private placement (See Note 11) to pay in full $175,000 of promissory notes held by four unrelated note holders that had a maturity date of January 13, 2007.

NOTE 11. PRIVATE PLACEMENTS

In January 2006, the Company completed a financing transaction pursuant to which certain new investors (collectively, the “New Investors”) made a $2.0 million investment in the Company (the “New Transaction”) by purchasing an aggregate of the following: (i) $1.0 million for 10,000 shares of the Company’s newly created Series B Preferred Stock, which has a 10% dividend rate and is convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which are convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

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

The investment by the New Investors included $1.7 million by St. Cloud Capital Partners, L.P. (“St. Cloud”), and an aggregate of $300,000 by two unrelated investors. Marshall S. Geller, the Senior Managing Member of SCGP, LLC, the General Partner of St. Cloud, became a member of the Board of Directors of the Company simultaneous with the closing of the New Transaction. The Company incurred legal fees and other costs related to this capital transaction, in the amount of $56,000. The Company capitalized one-half of the fees to deferred financing costs that will be amortized to interest expense over the life of the convertible promissory notes and one-half of the fees were charged to paid-in capital.

The Series B Preferred Stock and warrants were accounted for in accordance with EITF 98-5 and EITF 00-27. The Series B Preferred Stock is considered permanent equity. The warrants and conversion option are components of equity and were not determined to be a derivative liability in accordance with SFAS No. 133 (par 11). The convertible promissory notes and warrants were accounted for in accordance with EITF 98-5 and EITF 00-27.

In March 2006, the Company issued 159,090 shares of the Company’s common stock to an unaffiliated party for $175,000.

NOTE 12. REDEEMABLE SERIES B PREFERRED STOCK

The Company’s Series B Preferred Stock that was issued in a private placement in January 2006 has been reclassified on the Company’s balance sheet as Redeemable Preferred Stock for the quarter ended June 30, 2006. This treatment has been necessitated by certain redemption rights held by the New Investors. Subsequent to June 30, 2006, the New Investors have agreed to waive the provision which allows for the contingent redemption, and it is expected that the Series B Preferred Stock will be reclassified as part of Stockholders’ Equity in future filings.

NOTE 13. NEW SUBSIDIARY

In the third quarter ended June 30, 2006, the Company formed a new wholly owned subsidiary, National Insurance Corporation. National Insurance will provide fixed insurance products to its clients, including life insurance, disability insurance, long tem care insurance and fixed annuities. National Insurance is in the process of completing the requisite state registrations, and has not yet commenced business operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 28, 2004. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The Company’s third quarter of fiscal year 2006 resulted in an increase in revenues, and a comparable increase in expenses compared to the same period last year. The increase in revenues is due to the stronger securities markets experienced by the Company in the first half of the current year’s quarter, and the completion of investment banking transactions in the current year’s quarter. As a result, the Company reported net income of $152,000, compared with net income of $111,000 (as a result of a $1.0 million conversion fee credit from the Company’s clearing firm), for the third quarters of fiscal years 2006 and 2005, respectively. This represents an improvement of $41,000 from the prior period.

	Three Months Ended
	June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
Commissions	$7,952,000	$6,500,000	$1,452,000	22%
Proprietary trading	2,133,000	1,810,000	323,000	18%
Market making	68,000	-	68,000	n/a
Mark-ups and mark-downs	18,000	-	18,000	n/a
Net dealer inventory gains	2,219,000	1,810,000	409,000	23%
Investment banking	1,574,000	278,000	1,296,000	466%
Interest and dividends	825,000	621,000	204,000	33%
Transfer fees and clearance services	867,000	681,000	186,000	27%
Other	547,000	106,000	441,000	416%
	$13,984,000	$9,996,000	$3,988,000	40%

Total revenues increased $3,988,000, or 40%, in the third quarter of fiscal year 2006 to $13,984,000 from $9,996,000 in the third quarter of fiscal year 2005. This increase is mainly due to the improved securities markets, and the completion of investment banking transactions. During the third quarter of fiscal year 2006, total trading volume increased 34%, compared to the third quarter of fiscal year 2005. The lesser increase in trading volume compared to revenues reflects an increase in the average revenue per trade, partially offset by the Company’s re-entry into market making activities. Trading volume in this period related to retail brokerage increased 29%. Commission revenue increased $1,452,000, or 22%, to $7,952,000 from $6,500,000 during the third quarter of fiscal year 2006 compared with the same period in fiscal year 2005. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $409,000, or 23%, to $2,219,000 from $1,810,000 during the third quarter of fiscal year 2006 compared with the same period in fiscal year 2005. The increase is primarily due to an increase in proprietary trading in the bond market, and reflects the Company’s re-entry into market making activities. During the third quarter of fiscal year 2006, revenues from proprietary trading increased $323,000, or 18%, to $2,133,000 from $1,810,000 in the same period of fiscal year 2005, revenues from market making activities increased to $68,000 from $0 in the third quarter of fiscal year 2005, and revenues from customer mark-ups and mark-downs increased to $18,000 from $0 in the third quarter of fiscal year 2005.

Investment banking revenue increased $1,296,000, or 466%, to $1,574,000 from $278,000 in the third quarter of fiscal year 2006 compared with the third quarter of fiscal year 2005. The increase in investment banking revenues is attributable to the Company having completed investment banking transactions in the third quarter of fiscal year 2006. Interest and dividend income increased $204,000, or 33%, to $825,000 from $621,000 in the third quarter of fiscal year 2006 compared with the same period last year. The increase in interest income is attributable to an increase in the amount of debit balances in National Securities’ customer accounts from the same period last year, and higher interest rates. Transfer fees increased $186,000, or 27%, to $867,000 in the third quarter of fiscal year 2006 from $681,000 in the third quarter of fiscal year 2005. The increase reflects higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees, and other investment income, increased $441,000, or 416%, to $547,000 from $106,000 during the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The increase is primarily due to investment income realized in the Company’s venture capital fund in the third quarter of fiscal year 2006.

	Three Months Ended
	June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
Commission expense related to:
Commission revenue	$7,111,000	$5,708,000	$1,403,000	25%
Net dealer inventory gains	1,753,000	1,338,000	415,000	31%
Investment banking	1,180,000	223,000	957,000	429%
Commissions	10,044,000	7,269,000	2,775,000	38%
Employee compensation	1,541,000	1,213,000	328,000	27%
Clearing fees	405,000	(664,000)	1,069,000	n/a
Communications	296,000	365,000	(69,000)	(19%)
Occupancy and equipment costs	693,000	713,000	(20,000)	(3%)
Professional fees	246,000	294,000	(48,000)	(16%)
Interest	104,000	120,000	(16,000)	(13%)
Taxes, licenses and registration	177,000	102,000	75,000	74%
Other administrative expenses	326,000	473,000	(147,000)	(31%)
	$13,832,000	$9,885,000	$3,947,000	40%

In comparison with the 40% increase in total revenues, total expenses also increased 40%, or $3,947,000, to $13,832,000 for the third quarter of fiscal year 2006 compared to $9,885,000 in the third quarter of fiscal year 2005. The increase in total expenses is primarily the result of higher commission expenses directly associated with commission revenues and higher net clearing fees.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $2,775,000, or 38%, to $10,044,000 in the third quarter of fiscal year 2006 from $7,269,000 in the third quarter of fiscal year 2005. Commission expense related to commission revenue increased $1,403,000, or 25%, to $7,111,000 in the third quarter of fiscal year 2006 from $5,708,000 in the third quarter of fiscal year 2005; commission expense related to net dealer inventory gains increased $415,000, or 31%, to $1,753,000 in the third quarter of fiscal year 2006 from $1,338,000 in the third quarter of fiscal year 2005; and commission expense related to investment banking increased $957,000, or 429%, to $1,180,000 in the third quarter of fiscal year 2006 from $223,000 in the third quarter of fiscal year 2005. Commission expense as a percentage of commission revenues was relatively unchanged at 89% and 88% in the third quarter of fiscal years 2006 and 2005, respectively. Commission expense as a percentage of net dealer inventory gains increased to 79% in the third quarter of fiscal year 2006 from 74% in the third quarter of fiscal year 2005. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking revenues decreased to 75% in the third quarter of fiscal year 2006 from 80% in the third quarter of fiscal year 2005. This decrease is attributable to the type and size of the particular investment banking transactions completed in the current year’s quarter. Commission expense includes the amortization of advances to registered representatives of $319,000 and $324,000 for the third quarter of fiscal years 2006 and 2005, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $328,000, or 27%, to $1,541,000 in the third quarter of fiscal year 2006 from $1,213,000 in the third quarter of fiscal year 2005. The increase is attributable to new hires in the current fiscal year. Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 83% from 85% in the third quarter of fiscal years 2006 and 2005, respectively. The decrease is attributable to the increase in revenues and the fixed nature of employee compensation expense.

Clearing fees increased $1,069,000 to $405,000 in the third quarter of fiscal year 2006 from a positive $664,000 in the third quarter of fiscal year 2005. The increase in clearing fees is attributable to the increased commission revenues in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005, a different pricing structure for certain products with different clearing firms, and the receipt in the third quarter of fiscal year 2005 of a $1.0 million conversion fee credit from the Company’s clearing firm.

Communication expenses decreased $69,000, or 19%, to $296,000 from $365,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The decrease is due to the receipt of a refund of prior periods charges from a service provider. Occupancy costs decreased $20,000, or 3%, to $693,000 from $713,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The decrease in occupancy expense is due to an overall reduction in leased office space. Professional fees decreased $48,000, or 16%, to $246,000 from $294,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations.

Interest expense decreased $16,000, or 13%, to $104,000 from $12,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The decrease is attributable to the retirement of certain debt by the Company in the second quarter of fiscal year 2006. Included in interest expense is the amortization of deferred financing costs of $31,000 and $43,000 for the third quarter of fiscal years 2006 and 2005, respectively. Taxes, licenses and registration increased $75,000, or 74%, to $177,000 from $102,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The increase is due to registration incentives provided to certain brokers who became affiliated with the Company in fiscal year 2006. Other administrative expenses decreased $147,000, or 31%, to $326,000 from $473,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The decrease is attributable to costs incurred relating to the Company’s change of clearing firms in the third quarter of fiscal year 2005.

The Company reported net income of $152,000 in the third quarter of fiscal year 2006 compared to net income of $111,000 in the third quarter of fiscal year 2005. Overall, the diluted earnings attributable to common stockholders in the third quarter of fiscal year 2006 was $48,000, or $.01 per common share, as compared to the diluted earnings attributable to common stockholders of $36,000, or $.01 per common share in the third quarter of fiscal year 2005. The net income attributable to common stockholders for the third quarter of fiscal years 2006 and 2005 reflects $104,000 and $75,000 of cumulative Preferred Stock dividends on the Company’s Preferred Stock for the third quarter of fiscal years 2006 and 2005, respectively.

Nine months Ended June 30, 2006 Compared to Nine months Ended June 30, 2005

The Company’s first nine months of fiscal year 2006 resulted in an increase in revenues, and a comparatively lesser increase in expenses compared to the same period last year. The increase in revenues is primarily due to the completion of investment banking transactions in the first nine months of fiscal year 2006. As a result, the Company reported net income of $835,000 compared with a net loss of $211,000 for the first nine months of fiscal years 2006 and 2005, respectively. This represents an improvement of $1,046,000 from the prior period.

	Nine Months Ended
	June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
Commissions	$25,823,000	$25,646,000	$177,000	1%
Proprietary trading	6,028,000	4,338,000	1,690,000	39%
Market making	151,000	-	151,000	n/a
Mark-ups and mark-downs	91,000	64,000	27,000	42%
Net dealer inventory gains	6,270,000	4,402,000	1,868,000	42%
Investment banking	8,667,000	516,000	8,151,000	1580%
Interest and dividends	2,207,000	1,983,000	224,000	11%
Transfer fees and clearance services	2,597,000	2,257,000	340,000	15%
Other	894,000	507,000	387,000	76%
	$46,458,000	$35,311,000	$11,147,000	32%

Total revenues increased $11,147,000, or 32%, in the first nine months of fiscal year 2006 to $46,458,000 from $35,311,000 in the first nine months of fiscal year 2005. This increase is mainly due to the completion of investment banking transactions. During the first nine months of fiscal year 2006, total trading volume increased 3%, compared to the first nine months of fiscal year 2005. The lesser increase in trading volume compared to revenues reflects an increase in the average revenue per trade, partially offset by the Company’s re-entry into market making activities. Trading volume related to retail brokerage was virtually the same in both periods. Commission revenue decreased $177,000, or 1%, to $25,823,000 from $25,646,000 during the first nine months of fiscal year 2006 compared with the same period in fiscal year 2005. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $1,868,000, or 42%, to $6,270,000 from $4,402,000 during the first nine months of fiscal year 2006 compared with the same period in fiscal year 2005. The increase is primarily due to an increase in proprietary trading in the bond market, and reflects the Company’s re-entry into market making activities. During the first nine months of fiscal year 2006, revenues from proprietary trading increased $1,690,000, or 39%, to $6,028,000 from $4,338,000 in the same period of fiscal year 2005, revenues from market making activities increased to $151,000 from $0 in the first nine months of fiscal year 2006, and revenues from customer mark-ups and mark-downs increased $27,000, or 42%, to $91,000 from $64,000 in the first nine months of fiscal year 2005.

Investment banking revenue increased $8,151,000, or 1,580%, to $8,667,000 from $516,000 in the first nine months of fiscal year 2006 compared with the first nine months of fiscal year 2005. The increase in investment banking revenues is attributable to the Company having completed investment banking transactions in the first nine months of fiscal year 2005. Interest and dividend income increased $224,000, or 11%, to $2,207,000 from $1,983,000 in the first nine months of fiscal year 2006 compared with the same period last year. The increase in interest income is attributable to an increase in the interest rate charged for debit balances in National Securities’ customer accounts from the same period last year. Transfer fees increased $340,000, or 15%, to $2,597,000 in the first nine months of fiscal year 2006 from $2,257,000 in the first nine months of fiscal year 2005. The increase is due to higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees, and other investment income, increased $387,000, or 76%, to $894,000 from $507,000 during the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The increase is primarily due to investment income realized in the Company’s venture capital fund in the third quarter of fiscal year 2006.

	Nine Months Ended
	June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
Commission expense related to:
Commission revenue	$22,833,000	$22,002,000	$831,000	4%
Net dealer inventory gains	4,737,000	2,971,000	1,766,000	59%
Investment banking	6,205,000	415,000	5,790,000	1395%
Commissions	33,775,000	25,388,000	8,387,000	33%
Employee compensation	4,425,000	3,765,000	660,000	18%
Clearing fees	1,205,000	6,000	1,199,000	n/a
Communications	1,328,000	1,200,000	128,000	11%
Occupancy and equipment costs	2,001,000	2,186,000	(185,000)	(8%)
Professional fees	830,000	1,014,000	(184,000)	(18%)
Interest	389,000	347,000	42,000	12%
Taxes, licenses and registration	490,000	260,000	230,000	88%
Other administrative expenses	1,180,000	1,356,000	(176,000)	(13%)
	$45,623,000	$35,522,000	$10,101,000	28%

In comparison with the 32% increase in total revenues, total expenses increased 28%, or $10,101,000, to $45,623,000 for the first nine months of fiscal year 2006 compared to $35,522,000 in the first nine months of fiscal year 2005. The increase in total expenses is primarily the result of higher commission expenses directly associated with commission revenues, particularly investment banking revenues.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $8,387000, or 33%, to $33,775,000 in the first nine months of fiscal year 2006 from $25,388,000 in the first nine months of fiscal year 2005. Commission expense related to commission revenue increased $831,000, or 4%, to $22,833,000 in the first nine months of fiscal year 2006 from $22,002,000 in the first nine months of fiscal year 2005; commission expense related to net dealer inventory gains increased $1,766,000, or 59%, to $4,737,000 in the first nine months of fiscal year 2006 from $2,971,000 in the first nine months of fiscal year 2005; and commission expense related to investment banking increased $5,790,000, or 1,395%, to $6,205,000 in the first nine months of fiscal year 2006 from $415,000 in the first nine months of fiscal year 2005. Commission expense as a percentage of commission revenues increased to 88% in the first nine months of fiscal year 2006 from 86% in the first nine months of fiscal year 2005. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 76% in the first nine months of fiscal year 2006 from 67% in the first nine months of fiscal year 2005. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking revenues decreased to 72% in the third quarter of fiscal year 2006 from 80% in the third quarter of fiscal year 2005. This decrease is attributable to the type and size of the particular investment banking transactions completed in the current year’s quarter. Commission expense includes the amortization of advances to registered representatives of $936,000 and $824,000 for the first nine months of fiscal years 2006 and 2005, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $660,000, or 18%, to $4,425,000 in the first nine months of fiscal year 2006 from $3,765,000 in the first nine months of fiscal year 2005. The increase is attributable to new hires, bonuses based on current year’s profits and year-end bonuses that were paid to certain staff employees in the first quarter of fiscal year 2006. Overall, combined commission and employee compensation expense, as a percentage of revenue remained constant at approximately 82% in the first nine months of fiscal years 2006 and 2005.

Clearing fees increased $1,199,000 to $1,205,000 in the first nine months of fiscal year 2006 from $6,000 in the first nine months of fiscal year 2005. The increase in clearing fees is attributable to a different pricing structure for certain products with different clearing firms, and the receipt in the third quarter of fiscal year 2005 of a $1.0 million conversion fee credit from the Company’s clearing firm.

Communication expenses increased $128,000, or 11%, to $1,328,000 from $1,200,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The increase is primarily due to telecommunication incentives provided to certain brokers who recently became affiliated with the Company, and additional quotation machines for the Company’s market making activities, offset by the receipt of a refund of prior periods charges from a service provider. Occupancy costs decreased $185,000, or 8%, to $2,001,000 from $2,186,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The decrease in occupancy expense is due to an overall reduction in leased office space. Professional fees decreased $184,000, or 18%, to $830,000 from $1,014,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations.

Interest expense increased $42,000, or 12%, to $389,000 from $347,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The increase is primarily attributable to the acceleration of amortization on notes that were paid prior to maturity and amortization related to new notes issued by the Company in the third quarter of fiscal year 2006. Included in interest expense is the amortization of deferred financing costs of $162,000 and $127,000 for the first nine months of fiscal year 2006 and 2005, respectively. Taxes, licenses and registration increased $230,000, or 88%, to $490,000 from $260,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The increase is due to registration incentives provided to certain brokers who became affiliated with the Company in fiscal year 2006, and the receipt of a refund of prior years state business taxes in fiscal year 2005. Other administrative expenses decreased $176,000, or 13%, to $1,180,000 from $1,356,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The decrease in other expenses is due to costs incurred in fiscal year 2005 relating to the Company’s change of clearing firms.

The Company reported net income of $835,000 in the first nine months of fiscal year 2006 compared to a net loss of $211,000 in the first nine months of fiscal year 2005. Overall, the diluted earnings attributable to common stockholders in the first nine months of fiscal year 2006 was $560,000, or $.09 per common share, as compared to the net loss attributable to common stockholders of $426,000, or $.08 per common share in the first nine months of fiscal year 2005. The net income attributable to common stockholders for the first nine months of fiscal year 2006 and the net loss attributable to common stockholders for the first nine months of fiscal year 2005 reflects $275,000 and $215,000 of cumulative Preferred Stock dividends on the Company’s Preferred Stock for the first nine months of fiscal years 2006 and 2005, respectively.

Liquidity and Capital Resources

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At June 30, 2006, National Securities’ net capital exceeded the requirement by $2,478,000.

Advances, dividend payments and other equity withdrawals from the Company’s subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

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

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships is beneficial to the Company’s cost structure, liquidity and capital resources.

In January 2006, the Company completed a financing transaction under which certain new investors made a $2.0 million investment in the Company by purchasing an aggregate of the following: (i) $1.0 million for 10,000 shares of the Company’s newly created Series B Preferred Stock, which has a 10% dividend rate and is convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which are convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

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

In March 2006, the Company issued 159,090 shares of the Company’s common stock to an unaffiliated party for $175,000. The proceeds from the private placement were used to retire $175,000 of the Company’s promissory notes that were due to mature in January 2007.

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

In the quarter and nine months ended June 30, 2005 the Company received proceeds of approximately $12,500 and $20,000, respectively, from the exercise of outstanding warrants.

In October 2004, the Company entered into a preliminary letter of intent to consummate a merger or other similar combination with First Montauk Financial Corp., a publicly traded company whose wholly owned subsidiary is also a registered broker-dealer with a business similar to National Securities. In February 2005, the Company and First Montauk entered into a definitive merger agreement that was amended and restated in June 2005. In October 2005, the Company and First Montauk mutually agreed to terminate their proposed merger. The Company expensed approximately $320,000 in “Professional fees” relating to the proposed merger with First Montauk in the fourth quarter of fiscal year 2005.

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

The following table shows the quoted market values of the Company's securities held for resale ("long"), securities sold, but not yet purchased ("short") and net positions as of June 30, 2006:

	Long	Short	Net
Corporate Stocks	$418,000	$234,000	$184,000
Corporate Bonds	-	-	-
Government Obligations	15,000	-	15,000
	$433,000	$234,000	$199,000

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended June 30, 2006, there were no significant developments in the Company’s legal proceedings. For a detailed discussion of the Company’s legal proceedings, please refer to Note 6 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company completed a financing transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, under which certain new investors made a $2.0 million investment in the Company by purchasing an aggregate of the following: (i) $1.0 million for 10,000 shares of the Company’s newly created Series B Preferred Stock, which has a 10% dividend rate and is convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which are convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

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

In March 2006, the Company issued 159,090 shares of the Company’s common stock to an unaffiliated party for $175,000 in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the private placement were used to retire $175,000 of the Company’s promissory notes that were due to mature in January 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

August 11, 2006	By:	/s/ Mark Goldwasser
Mark Goldwasser
President and Chief Executive Officer

August 11, 2006	By:	/s/ Robert H. Daskal
Robert H. Daskal
Chief Financial Officer