Form 10-Q/A
period 2006-03-31
NATIONAL HOLDINGS CORP
filed 2006-10-25
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-4128138
(State or other jurisdiction of organization)	(I.R.S. Employer incorporation or Identification No.)

875 North Michigan Avenue, Suite 1560, Chicago, Illinois	60611
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of registrant’s common stock, par value $0.02 per share, at October 23, 2006 was 5,223,968.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (the “Report”) is being filed by National Holdings Corporation (the “Company”) to amend the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006 that was initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2006. This Report reflects the restatement of the Company's Series B Preferred Stock outside of permanent equity on its balance sheet as of March 31, 2006.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	March 31,
	2006
	(unaudited)	September 30,
	(See: Note 2.	2005
	Restatement)	(see note below)

CASH	$2,236,000	$398,000
DEPOSITS WITH CLEARING ORGANIZATIONS	300,000	300,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS	4,716,000	3,329,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $368,000
at March 31, 2006 and September 30, 2005, respectively	350,000	485,000
ADVANCES TO REGISTERED REPRESENTATIVES	1,599,000	1,653,000
SECURITIES HELD FOR RESALE, at market	466,000	166,000
FIXED ASSETS, net	299,000	250,000
SECURED DEMAND NOTE	1,000,000	1,000,000
OTHER ASSETS	501,000	379,000
TOTAL ASSETS	$11,467,000	$7,960,000

LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS	$393,000	$122,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market	73,000	44,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES	5,474,000	4,045,000
CONVERTIBLE NOTES PAYABLE, net of debt discounts of $178,000 and $0
at March 31, 2006 and September 30, 2005, respectively	822,000	—
NOTES PAYABLE, net of debt discounts of $85,000 and $206,000
at March 31, 2006 and September 30, 2005, respectively	765,000	1,819,000
TOTAL LIABILITIES	7,527,000	6,030,000

SUBORDINATED BORROWINGS	1,000,000	1,000,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE STOCK
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 10,000 shares issued and outstanding (liquidation preference: $1,000,000) at March 31, 2006 and 0 shares issued and
outstanding at September 30, 2005	1,000,000	—

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
designated as Series A and 20,000 shares designated as Series B	—	—
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 35,316 shares issued and outstanding (liquidation preference: $3,531,600) at March 31, 2006 and 33,320 shares issued and
outstanding (liquidation preference: $3,332,000) at September 30, 2005	—	—
Common stock, $.02 par value, 30,000,000 shares authorized;
5,223,968 and 5,045,878 shares issued and outstanding,
at March 31, 2006 and September 30, 2005, respectively	104,000	101,000
Additional paid-in capital	16,025,000	15,295,000
Deferred compensation	(83,000)	—
Accumulated deficit	(14,106,000)	(14,466,000)
TOTAL STOCKHOLDERS' EQUITY	1,940,000	930,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,467,000	$7,960,000

Note: The balance sheet at September 30, 2005 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
REVENUES:
Commissions	$10,714,000	$8,850,000	$17,871,000	$19,146,000
Net dealer inventory gains	2,191,000	1,395,000	4,052,000	2,592,000
Investment banking	4,042,000	132,000	7,093,000	238,000
Interest and dividends	696,000	859,000	1,382,000	1,362,000
Transfer fees and clearing services	969,000	711,000	1,730,000	1,576,000
Other	175,000	259,000	347,000	401,000
TOTAL REVENUES	18,787,000	12,206,000	32,475,000	25,315,000

EXPENSES:
Commissions	14,043,000	8,623,000	23,731,000	18,119,000
Employee compensation and related expenses	1,592,000	1,316,000	2,884,000	2,552,000
Clearing fees	436,000	323,000	800,000	670,000
Communications	546,000	370,000	1,033,000	835,000
Occupancy and equipment costs	633,000	757,000	1,308,000	1,473,000
Professional fees	246,000	305,000	584,000	719,000
Interest	176,000	109,000	285,000	228,000
Taxes, licenses, registration	169,000	48,000	314,000	159,000
Other administrative expenses	522,000	494,000	854,000	883,000
TOTAL EXPENSES	18,363,000	12,345,000	31,793,000	25,638,000

NET INCOME (LOSS)	424,000	(139,000)	682,000	(323,000)

Preferred stock dividends	(95,000)	(69,000)	(171,000)	(140,000)
Net income (loss) attributable to common stockholders	$329,000	$(208,000)	$511,000	$(463,000)

NET INCOME (LOSS) PER COMMON SHARE

Basic:
Net income (loss) attributable to common stockholders	$0.06	$(0.04)	$0.10	$(0.09)

Diluted:
Net income (loss) attributable to common stockholders	$0.04	$(0.04)	$0.07	$(0.09)

Weighted average number of shares outstanding
Basic	5,089,625	5,013,434	5,068,451	5,003,291
Diluted	10,383,571	5,013,434	10,283,235	5,003,291

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$682,000	$(323,000)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation and amortization	68,000	85,000
Amortization of deferred financing costs	1,000	—
Amortization of note discount	130,000	91,000
Compensatory element of common stock issuance	12,000	—
Compensatory element of common stock option issuances	5,000	—
Issuance of common stock in settlement of arbitrations and claims	—	40,000
Changes in assets and liabilities
Deposits with clearing organizations	—	495,000
Receivables from broker-dealers, clearing organizations and others	(1,198,000)	1,717,000
Securities held for resale, at market	(300,000)	(917,000)
Other assets	(96,000)	(80,000)
Payables	1,678,000	(1,640,000)
Securities sold, but not yet purchased, at market	29,000	707,000
Net cash provided by operating activities	1,011,000	175,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(117,000)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	175,000	—
Net proceeds from issuance of preferred stock	972,000	—
Net proceeds from issuance of convertible notes payable	1,000,000	—
Cash payment of deferred financing costs	(28,000)	—
Payment of notes payable	(1,175,000)	(75,000)
Exercise of stock options and warrants	—	20,000
Net cash (used in) provided by financing activities	944,000	(55,000)

NET INCREASE IN CASH	1,838,000	80,000

CASH BALANCE
Beginning of the period	398,000	351,000
End of the period	$2,236,000	$431,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$165,000	$147,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Warrants issued in connection with debt	$187,000	$—
Preferred stock dividends	$300,000	$322,000

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

NOTE 2. RESTATEMENT

In the Company’s Form 10-Q for the quarter ended March 31, 2006, the Company’s Series B Preferred Stock that was issued in a private placement in January 2006 was originally classified on the Company’s balance sheet as part of Stockholders’ Equity. This amended Report is being filed to classify the Company’s Series B Preferred Stock as Redeemable Preferred Stock on the Company’s balance sheet for the quarter ended March 31, 2006. This treatment is consistent with the treatment in the Company’s Form 10-Q for the quarter ended June 30, 2006, and is necessitated by certain redemption rights held by the New Investors at that time. Subsequent to June 30, 2006, the New Investors waived the provision which allowed for the contingent redemption, and the Series B Preferred Stock will be classified as part of Stockholders’ Equity in future filings.

NOTE 3. ACCOUNTING POLICY

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

NOTE 4. STOCK BASED COMPENSATION

Stock Based Compensation - Prior to October 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.”

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  During the three and six months ended March 31, 2006, the Company granted 70,000 and 170,000 stock options, respectively, with a fair value of approximately $55,000 and $88,000, respectively. A charge of approximately $4,000 was recorded in the three and six months ended March 31, 2006, relating to the amortization of the fair value associated with these grants.

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

	Three months ended	Six months ended
	March 31, 2005	March 31, 2005
Net income (loss) attributable to common stockholders - as reported	$(208,000)	$(463,000)
Stock-based employee compensation cost determined
under fair value method, net of tax effects	(791,000)	(869,000)
Net income (loss) attributable to common stockholders - pro forma	$(999,000)	$(1,332,000)

Earnings (loss) per share
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$(0.04)	$(0.09)
Per share stock-based employee compensation cost
determined under fair value method, net of tax effects	(0.16)	(0.17)
Net income (loss) attributable to common stockholders - pro forma	$(0.20)	$(0.26)

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$(0.04)	$(0.09)
Per share stock-based employee compensation cost
determined under fair value method, net of tax effects	(0.16)	(0.17)
Net income (loss) attributable to common stockholders - pro forma	$(0.20)	$(0.26)

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

NOTE 5. SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities held for resale and securities sold, but not yet purchased as of March 31, 2006:

	Securities held	Securities sold, but
	for resale	not yet purchased
Corporate Stocks	$427,000	$73,000
Corporate Bonds	4,000	—
Government Obligations	35,000	—
	$466,000	$73,000

NOTE 6. CLEARING AGREEMENTS

In April 2005, National Securities Corporation (“National Securities”) entered into a clearing agreement with National Financial Services LLC (“NFS”) that became effective in June 2005. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson Financial Services, Inc. (“Penson”) for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships is beneficial to the Company’s cost structure, liquidity and capital resources.

NOTE 7. CONTINGENCIES

The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National Securities is one of the numerous broker-dealers that were contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National Securities during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National Securities engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement, whereby National Securities, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD that in the aggregate approximated $600,000. Additionally, the Company was obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The unpaid balance of approximately $126,000 and $219,000 at March 31, 2006 and 2005, respectively, has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking damages the Company approximates at $700,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). The Company has filed a counterclaim for approximately $220,000 in one such proceeding. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2006 and 2005, is $228,000 and $225,000 (including related legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. The Company has included in “Professional fees” litigation and NASD related expenses of $155,000 and $212,000 for the second quarter of fiscal year 2006 and 2005, respectively, and $400,000 and $546,000 for the first six months of fiscal year 2006 and 2005, respectively.

NOTE 8. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A Convertible Preferred Stock, that are convertible into the Company’s common stock at $1.25 per share, are to receive dividends on a quarterly basis at a rate of 9%

per annum per share. Such dividends are cumulative and are payable only when declared by the Company’s Board of Directors. In March 2006, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 1,996 shares of Series A Preferred Stock, in payment of approximately $300,000 of dividends accrued through March 31, 2006. Such shares were issued on April 30, 2006. At March 31, 2006, the accumulated dividend on the Company’s 35,316 issued and outstanding shares of Series A Preferred Stock was $0.

The holders of the Company’s Series B Convertible Preferred Stock, that are convertible into the Company’s common stock at $.75 per share, are to receive dividends on a quarterly basis at a rate of 10% per annum per share. Such dividends are cumulative and are payable only when declared by the Company’s Board of Directors. In March 2006, the Company’s Board of Directors declared a cash dividend of $21,000 payable to the holders of the Series B Preferred Stock that was paid in April 2006.

Both the holders of the Company’s Series A and Series B Convertible Preferred Stock have voting rights equal to the number of common shares into which such preferred shares could be converted at a particular record date.

NOTE 9. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Numerator:
Net income (loss)	$424,000	$(139,000)	$682,000	$(323,000)
Preferred stock dividends	(95,000)	(69,000)	(171,000)	(140,000)
Numerator for basic earnings per share
-- net income (loss) attributable to
common stockholders - as reported	329,000	(208,000)	511,000	(463,000)
Effect of dilutive securities
Interest on convertible notes	24,000	—	24,000	—
Preferred stock dividends	95,000	—	171,000	—
Numerator for basic earnings per share
-- net income (loss) attributable to
common stockholders - as adjusted	$448,000	$(208,000)	$706,000	$(463,000)

Denominator:
Denominator for basic earnings per
share--weighted average shares	5,089,625	5,013,434	5,068,451	5,003,291
Effect of dilutive securities:
Stock options	37,372	—	17,905	—
Warrants	97,961	—	38,266	—
Assumed conversion of Series A
Preferred Stock	2,825,280	—	2,825,280	—
Assumed conversion of Series B
Preferred Stock	1,333,333	—	1,333,333	—
Assumed conversion of Note	1,000,000	—	1,000,000	—
Dilutive potential common shares	5,293,946	—	5,214,784	—
Denominator for diluted earnings per
share--adjusted weighted-average
shares and assumed conversions	10,383,571	5,013,434	10,283,235	5,003,291

Net income (loss) available to
common stockholders
Basic:	$0.06	$(0.04)	$0.10	$(0.09)
Diluted:	$0.04	$(0.04)	$0.07	$(0.09)

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

NOTE 10. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of March 31, 2006 and September 30, 2005, respectively, consist of the following:

	March 31, 2006	September 30, 2005

Commissions payable	$3,788,000	$2,204,000
Legal payable	354,000	555,000
Other	1,332,000	1,286,000
Total	$5,474,000	$4,045,000

NOTE 11. NOTES PAYABLE

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

NOTE 12. PRIVATE PLACEMENTS

In January 2006, the Company completed a financing transaction under which certain new investors (collectively, the “New Investors”) made a $2.0 million investment in the Company (the “New Transaction”) by purchasing an aggregate of the following: (i) $1.0 million of the Company’s newly created Series B Preferred Stock, which has a 10% dividend rate and is convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which are convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Company’s second quarter of fiscal year 2006 resulted in an increase in revenues, and a comparatively lesser increase in expenses compared to the same period last year. The increase in revenues is due to the stronger securities markets experienced by the Company, and the completion of investment banking transactions in the current year’s quarter. As a result, the Company reported net income of $424,000 compared with a net loss of $139,000 for the second quarters of fiscal years 2006 and 2005, respectively. This represents an improvement of $563,000 from the prior period.

	Three Months Ended
	March 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Commissions	$10,714,000	$8,850,000	$1,864,000	21%
Proprietary trading	2,062,000	1,372,000	690,000	50%
Market making	76,000	—	76,000	n/a
Mark-ups and mark-downs	53,000	23,000	30,000	130%
Net dealer inventory gains	2,191,000	1,395,000	796,000	57%
Investment banking	4,042,000	132,000	3,910,000	2962%
Interest and dividends	696,000	859,000	(163,000)	(19%)
Transfer fees and clearance services	969,000	711,000	258,000	36%
Other	175,000	259,000	(84,000)	(32%)
	$18,787,000	$12,206,000	$6,581,000	54%

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

Investment banking revenue increased $3,910,000, or 2,962%, to $4,042,000 from $132,000 in the second quarter of fiscal year 2006 compared with the second quarter of fiscal year 2005. The increase in investment banking revenues is attributable to the Company having completed investment banking transactions in the second quarter of fiscal year 2006. Interest and dividend income decreased $163,000, or 19%, to $696,000 from $859,000 in the second quarter of fiscal year 2006 compared with the same period last year. The decrease in interest income is attributable to a decrease in the amount of debit balances in National Securities’ customers accounts from the same period last year. Transfer fees increased $258,000, or 36%, to $969,000 in the second quarter of fiscal year 2006 from $711,000 in the second quarter of fiscal year 2005. The increase reflects higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees, and miscellaneous transaction fees and trading fees, decreased $84,000, or 32%, to $175,000 from $259,000 during the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease is due to nonrecurring income realized in fiscal year 2005.

	Three Months Ended
	March 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Commission expense related to:
Commission revenue	$9,449,000	$7,638,000	$1,811,000	24%
Net dealer inventory gains	1,644,000	879,000	765,000	87%
Investment banking	2,950,000	106,000	2,844,000	2683%
Commissions	14,043,000	8,623,000	5,420,000	63%
Employee compensation	1,592,000	1,316,000	276,000	21%
Clearing fees	436,000	323,000	113,000	35%
Communications	546,000	370,000	176,000	48%
Occupancy and equipment costs	633,000	757,000	(124,000)	(16%)
Professional fees	246,000	305,000	(59,000)	(19%)
Interest	176,000	109,000	67,000	61%
Taxes, licenses and registration	169,000	48,000	121,000	252%
Other administrative expenses	522,000	494,000	28,000	6%
	$18,363,000	$12,345,000	$6,018,000	49%

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

Employee compensation expense increased $276,000, or 21%, to $1,592,000 in the second quarter of fiscal year 2006 from $1,316,000 in the second quarter of fiscal year 2005. The increase is attributable to new hires and a bonus accrual based on current year’s profits. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 83% from 81% in the second quarter of fiscal years 2006 and 2005, respectively. The increase is attributable to an overall higher payout percentage to National Securities’ retail brokers.

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

Communication expenses increased $176,000, or 48%, to $546,000 from $370,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The increase is primarily due to telecommunication incentives provided to certain brokers who recently became affiliated with the Company, and additional quotation machines for the Company’s market making activities. Occupancy costs decreased $124,000, or 16%, to $633,000 from $757,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease in occupancy expense is due to an overall reduction in leased office space. Professional fees decreased $59,000, or 19%, to $246,000 from $305,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations.

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

The Company reported net income of $424,000 in the second quarter of fiscal year 2006 compared to a net loss of $139,000 in the second quarter of fiscal year 2005. Overall, the diluted earnings attributable to common stockholders in the second quarter of fiscal year 2006 was $329,000, or $.03 per common share, as compared to the net loss attributable to common stockholders of $208,000, or $.04 per common share in the second quarter of fiscal year 2005. The net income attributable to common stockholders for the second quarter of fiscal year 2006 and the net loss attributable to common stockholders for the second quarter of fiscal year 2005 reflects $95,000 and $69,000 of cumulative Preferred Stock dividends on the Company’s Preferred Stock for the second quarter of fiscal years 2006 and 2005, respectively.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

The Company’s first six months of fiscal year 2006 resulted in an increase in revenues, and a comparatively lesser increase in expenses compared to the same period last year. The increase in revenues is primarily due the completion of investment banking transactions in the first six months of fiscal year 2006. As a result, the Company reported net income of $682,000 compared with a net loss of $323,000 for the first six months of fiscal years 2006 and 2005, respectively. This represents an improvement of $1,005,000 from the prior period.

	Six Months Ended
	March 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Commissions	$17,871,000	$19,146,000	$(1,275,000)	(7%)
Proprietary trading	3,895,000	2,528,000	1,367,000	54%
Market making	84,000	—	84,000	n/a
Mark-ups and mark-downs	73,000	64,000	9,000	14%
Net dealer inventory gains	4,052,000	2,592,000	1,460,000	56%
Investment banking	7,093,000	238,000	6,855,000	2880%
Interest and dividends	1,382,000	1,362,000	20,000	1%
Transfer fees and clearance services	1,730,000	1,576,000	154,000	10%
Other	347,000	401,000	(54,000)	(13%)
	$32,475,000	$25,315,000	$7,160,000	28%

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

Investment banking revenue increased $6,855,000, or 2,880%, to $7,093,000 from $238,000 in the first six months of fiscal year 2006 compared with the first six months of fiscal year 2005. The increase in investment banking revenues is attributable to the Company having completed investment banking transactions in the first six months of fiscal year 2005. Interest and dividend income increased $20,000, or 1%, to $1,382,000 from $1,362,000 in the first six months of fiscal year 2006 compared with the same period last year. The increase in interest income is attributable to an increase in the interest rate charged for debit balances in National Securities’ customers accounts substantially offset by a decrease in the amount of debit balances in those customers accounts from the same period last year. Transfer fees increased $154,000, or 10%, to $1,730,000 in the first six months of fiscal year 2006 from $1,576,000 in the first six months of fiscal year 2005. The increase is due to higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, decreased $54,000, or 13%, to $347,000 from $401,000 during the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease is due to nonrecurring income realized in fiscal year 2005.

	Six Months Ended
	March 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Commission expense related to:
Commission revenue	$15,722,000	$16,294,000	$(572,000)	(4%)
Net dealer inventory gains	2,984,000	1,633,000	1,351,000	83%
Investment banking	5,025,000	192,000	4,833,000	2517%
Commissions	23,731,000	18,119,000	5,612,000	31%
Employee compensation	2,884,000	2,552,000	332,000	13%
Clearing fees	800,000	670,000	130,000	19%
Communications	1,033,000	835,000	198,000	24%
Occupancy and equipment costs	1,308,000	1,473,000	(165,000)	(11%)
Professional fees	584,000	719,000	(135,000)	(19%)
Interest	285,000	228,000	57,000	25%
Taxes, licenses and registration	314,000	159,000	155,000	97%
Other administrative expenses	854,000	883,000	(29,000)	(3%)
	$31,793,000	$25,638,000	$6,155,000	24%

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

Employee compensation expense increased $332,000, or 13%, to $2,884,000 in the first six months of fiscal year 2006 from $2,552,000 in the first six months of fiscal year 2005. The increase is attributable to new hires, a bonus accrual based on current year’s profits and year-end bonuses that were paid to certain staff employees in the first quarter of fiscal year 2006. Overall, combined commission and employee compensation expense, as a percentage of revenue remained constant at 82% in the first six months of fiscal years 2006 and 2005.

Clearing fees increased $130,000, or 19%, to $800,000 in the first six months of fiscal year 2006 from $670,000 in the first six months of fiscal year 2005. The increase in clearing fees is attributable to a different pricing structure for certain products with different clearing firms.

Communication expenses increased $198,000, or 24%, to $1,033,000 from $835,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The increase is primarily due to telecommunication incentives provided to certain brokers who recently became affiliated with the Company, and additional quotation machines for the Company’s market making activities. Occupancy costs decreased $165,000, or 11%, to $1,308,000 from $1,473,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease in occupancy expense is due to an overall reduction in leased office space. Professional fees decreased $135,000, or 19%, to $584,000 from $719,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations.

Interest expense increased $57,000, or 25%, to $285,000 from $228,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The increase is primarily attributable to the acceleration of amortization on notes that were paid prior to maturity and amortization related to new notes issued by the Company in the second quarter of fiscal year 2006. Included in interest expense is the amortization of $131,000 and $91,000 for the first six months of fiscal year 2006 and 2005, respectively. Taxes, licenses and registration increased $155,000, or 97%, to $314,000 from $159,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The increase is due to registration incentives provided to certain brokers who became affiliated with the Company in fiscal year 2006, and the receipt of a refund of prior years state business taxes in fiscal year 2005. Other administrative expenses decreased $29,000, or 3%, to $854,000 from $883,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease in other expenses is due to costs incurred in the first quarter of fiscal year 2005 relating to the Company’s change of clearing firms.

The Company reported net income of $682,000 in the first six months of fiscal year 2006 compared to a net loss of $323,000 in the first six months of fiscal year 2005. Overall, the diluted earnings attributable to common stockholders in the first six months of fiscal year 2006 was $511,000, or $.05 per common share, as compared to the net loss attributable to common stockholders of $463,000, or $.09 per common share in the first six months of fiscal year 2005. The net income attributable to common stockholders for the first six months of fiscal year 2006 and the net loss attributable to common stockholders for the first six months of fiscal year 2005 reflects $171,000 and $140,000 of cumulative Preferred Stock dividends on the Company’s Preferred Stock for the first six months of fiscal years 2006 and 2005, respectively.

Liquidity and Capital Resources

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At March 31, 2006, National Securities’ net capital exceeded the requirement by $2,253,000.

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

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships will be beneficial to the Company’s cost structure, liquidity and capital resources.

In January 2006, the Company completed a financing transaction under which certain new investors made a $2.0 million investment in the Company by purchasing an aggregate of the following: (i) $1.0 million of the Company’s newly created Series B Preferred Stock, which has a 10% dividend rate and is convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which are convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

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

The following table shows the quoted market values of the Company's securities held for resale ("long"), securities sold, but not yet purchased ("short") and net positions as of March 31, 2006:

	Long	Short	Net
Corporate Stocks	$427,000	$73,000	$354,000
Corporate Bonds	4,000	—	4,000
Government Obligations	35,000	—	35,000
	$466,000	$73,000	$393,000

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2006, there were no significant developments in the Company’s legal proceedings. For a detailed discussion of the Company’s legal proceedings, please refer to Note 7 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company completed a financing transaction under which certain new investors made a $2.0 million investment in the Company by purchasing an aggregate of the following: (i) $1.0 million of the Company’s newly created Series B Preferred Stock, which has a 10% dividend rate and is convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which are convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on March 15, 2006. Proxies were solicited by the Company pursuant to Regulation 14A under the Exchange Act of 1934, as amended. At the annual meeting, the Company’s shareholders approved the following proposals:

1.    The number of shares voted “for” and “withhold authority” in connection with the election of Marshall S. Geller as a Class I Director to the Board of Directors of the Company was as follows:

		Withhold
	For	Authority
In Person	444,362	—
By Proxy	5,935,358	652,582
Total	6,379,720	652,582

The number of shares voted “for” and “withhold authority” in connection with the election of Robert J. Rosan as a Class II Director to the Board of Directors of the Company was as follows:

		Withhold
	For	Authority
In Person	444,362	—
By Proxy	6,561,511	26,429
Total	7,005,873	26,429

The number of shares voted “for” and “withhold authority” in connection with the election of Norman J. Kurlan as a Class II Director to the Board of Directors of the Company was as follows:

		Withhold
	For	Authority
In Person	444,362	—
By Proxy	5,933,312	654,628
Total	6,377,674	654,628

The terms of Mark Goldwasser, Gary A. Rosenberg and Peter Rettman, Class III Directors, continued after the annual meeting.

2.    The number of shares voted “for”, “against” and “abstain” in connection with the amendment to the Company’s Certificate of Incorporation to change the name of the Company from Olympic Cascade Financial Corporation to National Holdings Corporation was as follows:

	For	Against	Abstain
In Person	444,362	—	—
By Proxy	6,585,326	514	100
Total	7,029,688	514	100

3.    The number of shares voted “for”, “against” and “abstain” in connection with the amendment to the Company’s Certificate of Designation to decrease the conversion price of the Company’s Series A Preferred Stock to $1.25 per share from $1.50 per share was as follows:

	For	Against	Abstain
In Person	444,362	—	—
By Proxy	4,593,539	68,736	766
Total	5,037,901	68,736	766

4.    The number of shares voted “for”, “against” and “abstain” in connection with the approval of the Company's 2006 Stock Option Plan was as follows:

	For	Against	Abstain
In Person	444,362	—	—
By Proxy	3,966,575	695,766	700
Total	4,410,937	695,766	700

5.    The number of shares voted “for”, “against” and “abstain” in connection with the ratification of Marcum & Kliegman LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2006 was as follows:

	For	Against	Abstain
In Person	444,362	—	—
By Proxy	6,575,235	12,305	400
Total	7,019,597	12,305	400

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.6	Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 15, 2006.
3.7	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed with the Secretary of State of the State of Delaware on March 15, 2006.
10.50*	Employment Agreement dated as of March 15, 2006 between the Company and Mark Goldwasser.
10.51	Securities Purchase Agreement dated as of March 17, 2006.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY
October 25, 2006

By:  /s/ Mark Goldwasser

Mark Goldwasser
President and Chief Executive Officer
October 25, 2006

By:  /s/ Robert H. Daskal

Robert H. Daskal
Chief Financial Officer