Form 10-K
period 2006-09-30
NATIONAL HOLDINGS CORP
filed 2006-12-07
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2006
Commission File No: 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact Name of Registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

875 North Michigan Avenue, Suite 1560, Chicago, IL 60611
(Address, including zip code, of principal executive offices)
Registrant's telephone number, including area code: (312) 751-8833

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.02 par value
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of this chapter is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)). Large Accelerated ☐ Filer Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of March 31, 2006, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $8,000,000 (calculated by excluding shares owned beneficially by directors and officers). As of December 5, 2006 there were 5,238,187 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the Company’s Annual Meeting of Shareholders to be held on or about March 13, 2007 (the “Company’s 2007 Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1. BUSINESS

Statements made in this report that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see Part I, Item 1A, “Risk Factors” of this report, as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

National Holdings Corporation, a Delaware corporation organized in 1996 (“National Holdings” or the “Company”), is a financial services organization operating through its wholly owned subsidiary, National Securities Corporation, a Washington corporation organized in 1947 (“National Securities”). National Securities conducts a national securities brokerage business through its main offices in Seattle, Washington and New York, New York, as well as 41 other branch offices located throughout the country, and one office outside the country. National Securities’ business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. On March 15, 2006, the Company changed its name from “Olympic Cascade Financial Corporation” to “National Holdings Corporation.”

National Securities provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. National Securities’ brokers operate as independent contractors. A registered representative who becomes an affiliate of National Securities establishes his own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, equipment, stock quotation machines and general office supplies. In return, the registered representative is entitled to retain a higher percentage of the commissions generated by his sales than a registered representative at a traditional employee-based brokerage firm. This arrangement allows National Securities to operate with a reduced amount of fixed costs and lowers the risk of operational losses for non-production.

The Company formed a new wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”) in the third quarter of fiscal year 2006. National Insurance will provide fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities. National Insurance is in the process of completing the requisite state registrations, and has not yet commenced active business operations.

Clearing Relationships

In December 2003, the Company engaged in discussions with the NASD relating to the Security Agreement between National Securities and its then current clearing firm, First Clearing Corporation (“First Clearing”), a wholly owned subsidiary of Wachovia Corporation, and its effect on the computation of National Securities’ net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National Securities’ clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 was paid to First Clearing to reduce the Company’s outstanding loan balance on its promissory note; and (3) the Security Agreement between National Securities and First Clearing was terminated. Furthermore, First Clearing forgave payment of an additional

$375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gain on extinguishments of debt in the first quarter of fiscal year 2004.

In February 2004, the Company paid First Clearing $250,000 to fully repay its promissory note that had a balance of approximately $1,006,000 at such time. As a result of the repayment of this note, the Company realized gains on extinguishments of debt of approximately $756,000 in the second quarter of fiscal year 2004. Additionally, National Securities and First Clearing mutually agreed to terminate their clearing relationship.

In June 2004, National Securities entered into an agreement with Fiserv Securities, Inc. (“Fiserv”) to clear its brokerage business. The conversion from First Clearing to Fiserv was completed in the first week of October 2004. As part of this transaction, Fiserv provided National Securities with an $800,000 conversion assistance payment, $250,000 of which was paid upon execution of the clearing agreement, $250,000 of which was paid in mid-August 2004, and $300,000 of which was paid in October 2004.

In March 2005, National Financial Services LLC (“NFS”) acquired the clearing business of Fiserv. In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. As part of this transaction, NFS provided National Securities with a $1.0 million conversion fee credit to reimburse the Company for the transitional, incremental costs incurred by National Securities relating to the conversion of its clearing business to NFS. National Securities was paid $250,000 in May 2005, and the remaining $750,000 was paid in July 2005. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson Financial Services, Inc. (“Penson”) for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

Recapitalization Transactions

In fiscal year 2002, the Company completed a series of transactions under which certain new investors obtained a significant ownership in the Company through a $1,572,500 investment in the Company and by purchasing a majority of shares held by Steven A. Rothstein and family, a former Chairman, Chief Executive Officer and principal shareholder of the Company. The investors included Triage Partners LLC (“Triage”), an affiliate of Steven B. Sands, the former Chairman of the Company, and One Clark LLC (“One Clark”), an affiliate of Mark Goldwasser, the current Chairman, President and Chief Executive Officer of the Company. Triage purchased an aggregate of 7,863 shares of the Company’s Series A Convertible Preferred Stock, $.01 par value per share (the “Series A Preferred Stock”) from the Company and One Clark purchased an aggregate of 7,862 shares of the Company’s Series A Preferred Stock from the Company, which is convertible into shares of the Company’s common stock, $.02 par value per share (the “Common Stock”) at a price of $1.50 per share. The Company incurred $100,000 of legal costs related to these capital transactions. In connection with the Investment Transaction, Triage also purchased 285,000 shares of Common Stock from Mr. Rothstein and his affiliates at a price of $1.50 per share. In March 2004 the Company’s Board of Directors declared an in-kind dividend of Series A Preferred Stock, resulting in the issuance to both Triage and One Clark of an additional 954 shares. In March 2005 the Company’s Board of Directors declared an in-kind dividend of Series A Preferred Stock, resulting in the issuance to both Triage and One Clark of an additional 606 shares. In March 2006 the Company’s Board of Directors declared an in-kind dividend of Series A Preferred Stock, resulting in the issuance to both Triage and One Clark of an additional 565 shares. As of September 30, 2006, Triage and One Clark own 9,988 and 9,987 shares, respectively, of the Company’s Series A Preferred Stock.

In connection with Steven Sands' resignation as Chairman and as a director of the Company, on April 1, 2005, the Company issued to his designee, Triage, a three-year warrant to purchase 50,000 shares of the Company’s common stock at $1.25 per share. As a result of Mr. Sands' resignation, the options to purchase

10,000 shares of common stock of which he was the beneficial owner expired on April 30, 2005.

In August 2005, upon the maturity of previously issued notes, the Company and the two note holders entered into new note agreements providing for $1.0 million of notes with a maturity date of July 31, 2007, together with warrants having an expiration date of July 31, 2007 to purchase, in the aggregate, 200,000 shares of common stock at a price of $1.25 per share. These notes in the principal amount of $1.0 million were repaid in full in January 2006.

In February 2006, upon the maturity of a previously issued secured demand note, National Securities and the holder entered into a new $1.0 million secured demand note collateral agreement with a maturity date of March 1, 2007. The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share, with an expiration date of July 31, 2007.

Financial Information about Industry Segments

The Company realized approximately 87% of its total revenues in fiscal year 2006 from brokerage services, principal and agency transactions, and investment banking. During fiscal year 2006, brokerage services that consist of retail brokerage commissions represent 68% of total revenues, principal and agency transactions that consist of net dealer inventory gains represent 13% of total revenues, and investment banking, that consist of corporate finance commissions and fees, represent 19% of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operation.”

Brokerage Services

National Securities is registered as a broker-dealer with the SEC and is licensed in all 50 states, the District of Columbia and Puerto Rico. National Securities is also a member of the NASD, the Municipal Securities Rulemaking Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). Brokerage services to retail clients are provided through the Company's sales force of investment executives at National Securities.

National Securities’ goal is to meet the needs of its investment executives and their clients. To foster individual service, flexibility and efficiency and to reduce fixed costs, investment executives at National Securities act as independent contractors responsible for providing their own office facilities, sales assistants, telephone and quote service, supplies and other items of overhead. Investment executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to supervisory procedures. In addition, investment executives have direct access to research materials, management, traders, and all levels of support personnel.

The brokerage services provided by the investment executives at National Securities include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2006, stocks represent approximately 87% of the Company’s business, bonds represent approximately 3% of the Company’s business, and mutual funds and annuities make up the remaining 10% of the Company’s business. The percentage of each type of business varies over time as the investment preferences of the Company’s customers change based on market conditions.

Typically, National Securities does not recommend particular securities to customers. Recommendations to customers are determined by individual investment executives based upon their own research and analysis, subject to applicable NASD customer suitability standards. Most investment executives perform fundamental (as opposed to technical) analysis. Solicitations may be by telephone, seminars or newsletters. Investment executives may request trading to acquire an inventory position to facilitate sales to customers (subject to the investment executive's own risk). Supervisory personnel review trading activity from inventory positions to ensure compliance with applicable standards of conduct.

The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers. In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. The Company believes its mark-ups, mark-downs and commissions are competitive based on the services it provides to its customers. In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by the NASD. In order to increase revenues generated from these activities, the Company continuously seeks to hire additional registered representatives, and works with its current registered representatives to increase their productivity.

The Company’s registered representatives are independent contractors, not salaried employees. As such, payments to these persons are based on commissions generated, and represent a variable cost rather than a fixed cost of operating our business. Commission expense represents a significant majority of the Company’s total expenses. The Company works to control its fixed costs in order to achieve profitability based upon its expectation of market conditions and the related level of revenues. Additionally, the Company requires most of its registered representatives to absorb their own overhead and expenses, thereby reducing the Company’s share of the fixed costs.

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

Since National Securities requires most of its investment executives to absorb their own overhead and expenses, it pays a higher percentage of the net commissions and mark-ups generated by its investment executives, as compared to traditional investment executives in the brokerage industry. This arrangement also reduces fixed costs and lowers the risk of operational losses for non-production. National Securities’ operations include execution of orders, processing of transactions, internal financial controls and compliance with regulatory and legal requirements.

As of September 30, 2006, the Company had 89 employees and 278 independent contractors. Of these totals, 333 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company’s obligations for federal and state withholding, unemployment and social security taxes. The Company’s independent contractor arrangements conform to accepted industry practice, and therefore, the Company does not believe there is a material risk of an adverse determination from the tax authorities that would have a significant effect on the Company's ability to recruit and retain investment executives or on the Company's current operations and financial results of operations. No employees are covered by collective bargaining agreements, and the Company believes its relations are good with both its employees and independent contractors.

The Company’s business plan includes the growth of its retail and institutional brokerage business, while recognizing the volatility of the financial markets. The markets improved in the second half of fiscal year 2003 and the first half of fiscal year 2004, but weakened again in the second half of fiscal year 2004, and continued to be weak in fiscal year 2005. The markets improved again in the first half of fiscal year 2006, but weakened in the second half of fiscal year 2006. In response to these periodic slowdowns, the Company has periodically adjusted certain business activities, including, proprietary trading and market-making trading. The Company believes that consolidation within the industry is inevitable. Concerns attributable to the volatile market, and increased competition, result in a number of acquisition opportunities being introduced to the Company. The Company is focused on maximizing the profitability of its existing operations, while it continues to seek selective strategic acquisitions.

Periodic reviews of controls are conducted and administrative and operations personnel meet frequently with management to review operating conditions. Compliance and operations personnel monitor compliance with applicable laws, rules and regulations.

Principal and Agency Transactions

The Company buys and maintains inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to customers through National Securities. The Company may also maintain inventories in corporate, government and municipal debt securities for sale to customers. The level of National Securities’ market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets. As of September 30, 2006, National Securities made markets in approximately 29 securities. National Securities anticipates that it will engage in some market-making trading activity in the future, which may include companies for which National Securities managed or co-managed a public offering.

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

Investment Banking

National Securities provides corporate finance and investment banking services, including underwriting the sale of securities to the public and arranging for the private placement of securities with investors. National Securities’ corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. National Securities also acts as an underwriter of equity securities in both initial and secondary public offerings. Corporate finance revenues will vary depending on the number of private and public offerings completed by National Securities during a particular fiscal year.

Competition

The Company is engaged in a highly competitive business. With respect to one or more aspects of its business, its competitors include member organizations of the New York Stock Exchange and other registered securities exchanges in the United States and Canada, and members of the NASD. Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition, as well as companies that provide electronic on-line trading. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries. For a further discussion of risks facing the Company, please see “Risk Factors.”

Government Regulation and Supervision

The securities industry and National Securities’ business is subject to extensive regulation by the SEC, NASD, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the NASD, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. National Securities is a registered broker-dealer with the SEC and a member of the NASD. It is licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

In addition, as a registered broker-dealer and member of the NASD, National Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At September 30, 2006, National Securities’ net capital exceeded the requirement by $2,076,000.

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the NASD Conduct Rules require National Securities to supervise the activities of its investment executives. As part of providing such supervision, National Securities maintains Written Supervisory Procedures and a Compliance Manual. Compliance personnel and outside auditors conduct inspections of branch offices periodically to review compliance with the Company's procedures. A registered principal provides onsite supervision at each of the Company's larger offices. The other offices (averaging two investment executives per office) are not required by NASD rules to have a registered principal on site and are therefore supervised by registered principals of National Securities. Designated principals review customer trades to ensure compliance with the NASD Conduct Rules including mark-up guidelines.

Venture Capital

In March 2001, the Company had its initial closing of Robotic Ventures Fund I, L.P. (the “Fund”), a venture capital fund dedicated to investing in companies engaged in the business of robotics and artificial intelligence. The Fund raised a total of $5.2 million, $265,000 of which was capital directly invested by the Company into the Fund, representing a 5.1% limited partnership interest in the Fund. The Company serves as the managing member of Robotic Ventures Group LLC, the general partner of the Fund (the “Fund General Partner”). As the managing member of the Fund General Partner, the Company is entitled to a 2% management fee paid by the Fund. Additionally, the Company invested $1,000, and owns 24.5% of the limited liability company membership interests in the Fund General Partner, which is entitled to 20% of the profits generated by the Fund after investors in the Fund receive the return of their invested capital, representing a 4.9% indirect interest in the profits of the Fund. The Company keeps the books and records of the Fund and oversees the Fund’s investments. From time to time, employees of National Securities will work with and advise the Fund’s investee companies on its business plan, capital structure and future goals. The Company has not been compensated or engaged to provide any management or advisory services to the investee companies. In February 2002, due to a dramatic slowdown in the technology venture markets, the Fund returned a majority of the uninvested capital to the investors, representing approximately 50% of the funds raised, and no further management fees are to be paid. In fiscal year 2006, the Fund made an in-kind distribution of common stock of iRobot Corporation, one of its investee companies.

The carrying amount of the Company’s investment in the Fund was $0 and $107,000 at September 30, 2006 and September 30, 2005, respectively. The Company’s investment in the Fund is accounted for in accordance with the equity method of accounting. The Company recognized income on this investment attributable to the in-kind stock distribution of $192,000 in fiscal year 2006, and no income or loss on this investment in fiscal years 2005 and 2004, respectively. During the formation of the Fund, the Company incurred various start-up expenses that were subsequently reimbursed by the Fund.

Item 1A. RISK FACTORS

The financial statements contained in this report and the related discussions describe and analyze the Company’s financial performance and condition for the periods indicated. For the most part, this information is historical. The Company’s prior results, however, are not necessarily indicative of the Company’s future performance or financial condition. The Company, therefore, has included the following discussion of certain factors that could affect the Company’s future performance or financial condition. These factors could cause the Company’s future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of the Company’s future performance or financial condition. These factors, among others, should be considered in assessing the Company’s future prospects and prior to making an investment decision with respect to the Company’s stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations.

The Company’s operations have generated reporting losses during certain fiscal years.

Although the Company was profitable in fiscal years 2006 and 2004, it reported losses of approximately $1,183,000, $843,000, $3.4 million and $7.9 million in fiscal years 2005, 2003, 2002 and 2001, respectively. There is no assurance that the Company will be profitable in the future. The Company’s losses were primarily attributable to the market slowdowns and reduced trading activity and volatility, and the cessation of its market making activities. If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations.

The Company may require additional financing.

In order for the Company to have the opportunity for future success and profitability, it periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.). The Company has actively pursued a variety of funding sources, and has consummated certain transactions in order to address its capital requirements. The Company may need to seek to raise additional capital through other available sources, including borrowing additional funds from third parties and there can be no assurance that it will be successful in such pursuits. Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it would have an adverse impact on our liquidity and operations.

If the Company is unable to pay its outstanding debt obligations when due, the Company’s operations may be materially adversely affected.

At September 30, 2006, we had total indebtedness of $2,850,000, of which $1,850,000 matures during fiscal year 2007. The Company cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by our debt obligations, could have a material adverse affect on the Company’s operations.

Because the common stock may be subject to "penny stock" rules, the market for the common stock may be limited.

If the common stock becomes subject to the Securities and Exchange Commission’s (the “SEC”) penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in the Company’s securities may be adversely affected. If at any time the common stock has a market price per share of less than $5.00, and the Company does not have net tangible assets of at least $2,000,000 or average revenue of at least $6,000,000 for the preceding three years, transactions in the common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

•	must make a special written suitability determination for the purchaser;
•	receive the purchaser’s written agreement to a transaction prior to sale;
•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If the common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in the Company’s securities may be adversely affected. As a result, the market price of the Company’s securities may be depressed, and stockholders may find it more difficult to sell the Company’s securities.

National Securities is subject to various risk associated with the securities industry.

As a securities broker-dealer, National Securities is subject to uncertainties that are common in the securities industry. These uncertainties include:

•	the volatility of domestic and international financial, bond and stock markets;
•	extensive governmental regulation;
•	litigation;
•	intense competition;
•	substantial fluctuations in the volume and price level of securities; and
•	dependence on the solvency of various third parties.

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

National Securities is subject to the SEC's net capital rule which requires the maintenance of minimum net capital. We compute net capital under the alternate method permitted by the net capital rule. National Securities is required to maintain net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. The NASD may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, the NASD may immediately restrict or suspend certain or all of the activities of a broker-dealer. National Securities may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.  In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing.

The Company is exposed to risks associated with its underwriting activities.

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

The Company’s business could be adversely affected by a breakdown in the financial markets.

As a securities broker-dealer, National Securities’ business is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, the Company’s revenues are likely to decline and adversely affect its operations.

Market fluctuations may reduce the Company’s revenues and profitability.

The Company’s revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, the Company’s profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments.

National Securities acts as a market maker in publicly traded common stocks. In market making transactions, the Company undertakes the risk of price changes or being unable to resell the common stock it holds or being unable to purchase the common stock it has sold. These risks are heightened by the illiquidity of many of the common stocks the Company trades and/or makes a market. Any losses from the Company trading activities, including as a result of unauthorized trading by the Company’s employees, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of common stocks held for trading purposes. During periods of declining volume and revenue, the Company’s profitability would be adversely affected. Declines in market values of common stocks and the failure of issuers and third parties to perform their obligations can result in illiquid markets.

Competition with other financial firms may have a negative effect on the Company’s business.

The Company competes directly with national and regional full-service broker-dealers and a broad range of other financial service firms, including banks and insurance companies. Competition has increased as smaller securities firms have either ceased doing business or have been acquired by or merged into other firms. Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing and other resources than the Company. Many of these firms offer their customers more products and research than currently offered by the Company. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. The Company also faces competition from companies offering discount and/or electronic brokerage services, including brokerage services provided over the Internet, which the Company is currently not offering and does not intend to offer in the foreseeable future. These competitors may have lower costs or provide more services, and may offer their customers more favorable commissions, fees or other terms than those offered by the Company. To the extent that issuers and purchasers of securities transact business without the assistance of the Company, the Company’s operating results could be adversely affected.

There are risks associated with our stock trading on the OTCBB rather than on a national exchange.

There may be significant consequences associated with our stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

•	limited release of the market price of our securities;
•	limited news coverage;
•	limited interest by investors in our securities;
•	volatility of our stock price due to low trading volume;
•	increased difficulty in selling our securities in certain states due to “blue sky” restrictions; and
•	limited ability to issue additional securities or to secure additional financing.

The Company is currently subject to extensive securities regulation and the failure to comply with these regulations could subject the Company to penalties or sanctions.

The securities industry and the Company’s business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The Company is also regulated by industry self-regulatory organizations, including the NASD and the MSRB. National Securities is a registered broker-dealer with the SEC and a member firm of the NASD. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. Changes in laws or regulations or in governmental policies could cause us to change the way we conduct our business, which could adversely affect us.

Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. These regulations often serve to limit the Company’s activities, including through net capital, customer protection and market conduct requirements. If the Company is found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against the Company that may result in a censure, fine, civil penalties, issuance of cease-and-desist orders, the deregistration or suspension of the Company’s broker-dealer activities, the suspension or disqualification of the Company’s officers or employees, or other adverse consequences. The imposition of any of these or other penalties could have a material adverse effect on the Company’s operating results and financial condition.

The Company relies on clearing brokers and unilateral termination of the agreements with these clearing brokers could disrupt the Company’s business.

The Company is an introducing brokerage firm, using third party clearing brokers to process its securities transactions and maintain customer accounts on a fee basis. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. The Company’s broker-dealer depends on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, the Company is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are unilaterally terminated for any reason, the Company would be forced to find alternative clearing firms without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change. There can be no assurance that if there were a unilateral termination of its clearing agreement that the Company would be able to find an alternative clearing firm on acceptable terms to them or at all.

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS.

The Company permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the client’s account. During periods of volatile markets, the value of the collateral held by the clearing brokers could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing brokers sell or buy securities at prevailing market prices, and may incur losses to satisfy client obligations. The Company’s has agreed to indemnify the clearing brokers for losses they incur while extending credit to its clients.

Credit risk exposes the Company to losses caused by financial or other problems experienced by third parties.

The Company is exposed to the risk that third parties that owe it money, securities or other assets will not perform their obligations. These parties include trading counterparts, customers, clearing agents, exchanges, clearing houses, and other financial intermediaries as well as issuers whose securities the Company holds. These parties may default on their obligations owed to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from holding securities of third parties, executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries, and extending credit to clients through bridge or margin loans or other arrangements. Significant failures by third parties to perform their obligations owed to the Company could adversely affect the Company’s revenues and perhaps the Company’s ability to borrow in the credit markets.

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

Adverse results of current litigation and potential securities law liability would result in financial losses and divert management’s attention to business.

Many aspects of National Securities’ business involve substantial risks of liability. There has been an increase in litigation and arbitration within the securities industry in recent years, including class action suits seeking substantial damages. National Securities is subject to potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. National Securities may be liable for the unauthorized acts of its retail brokers if it fails to adequately supervise their conduct. As an underwriter, National Securities may be subject to substantial potential liability under federal and state law and court decisions, including liability for material misstatements and omissions in securities offerings. National Securities may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future. National Securities carries “Errors and Omissions” insurance to protect against arbitrations; however, the policy is limited in items and amounts covered and there can be no assurance that it will cover a particular complaint. The adverse resolution of any legal proceedings involving the Company and/or National Securities could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company depends on senior employees and the loss of their services could harm our business.

The Company depends on the continued services of its management team, particularly Mark Goldwasser, the Company’s Chairman, President and Chief Executive Officer, as well as its ability to hire additional members of management, and to retain and motivate its other officers and key employees. We may not be able to find an appropriate replacement for Mr. Goldwasser or any other executive officer if the need should arise. The Company maintains a $2.0 million life insurance policy on Mr. Goldwasser. Due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel could become subject to suspensions or other limitations on the scope of their services to us from time to time. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products.

The Company faces significant competition for registered representatives.

We are dependent upon the independent contractor model for our retail brokerage business. We are exposed to the risk that a large group of independent contractors could leave the firm or decide to affiliate with another firm and that we are unable to recruit suitable replacements. A loss of a large group of our independent contractors could have a material adverse impact on our ability to generate revenue in the retail brokerage business.

The price of our common stock is volatile.

The price of our common stock has fluctuated substantially (See Part II, Item 5). The market price of our common stock may be highly volatile as a result of factors specific to the Company and the securities markets in general. Factors affecting volatility may include: variations in the Company’s annual or quarterly financial results or those of its competitors; economic conditions in general; and changes in applicable laws or regulations, or their judicial or administrative interpretations affecting the Company or its subsidiary or the securities industry. In addition, volatility of the market price of our common stock is further affected by its thinly traded nature.

We have restricted shares outstanding that may depress the price of the common stock.

As of September 30, 2006, of the 5,223,968 outstanding shares of our common stock, approximately 1,100,000 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the Securities Act. Rule 144 provides that a person holding restricted securities for one year may sell shares in brokerage transactions, subject to limitations based on the number of shares outstanding and trading volume. A person who is not affiliated with us and who has held restricted securities for two years is not subject to these limitations as long as the other conditions of Rule 144 are met. Such sales may have a depressive effect on the price of our common stock in the open market.

The Company’s principal shareholders including our directors and officers control a large percentage of our shares of common stock and can significantly influence our corporate actions.

At the present time, the Company’s executive officers, directors and/or entities that these individuals are affiliated with, and certain more than 5% shareholders, own approximately 38% of our common stock, including shares of common stock issuable upon conversion of our Series A and Series B preferred stock and conversion of our notes, and excluding stock options and warrants. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions.

We will be subject to new requirements that we evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act and other corporate governance initiatives that may expose us to certain risks.

Currently, commencing September 30, 2007, we will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules and regulations that require an annual management report on our internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting, and an attestation report by our independent registered public accounting firm addressing these assessments. The SEC is proposing to further extend the compliance dates for non-accelerated filers.

We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an a material adverse effect on our Company.

Our compliance with the Sarbanes-Oxley Act may require significant expenses and management resources that would need to be diverted from our other operations and could require a restructuring of our internal controls over financial reporting. Any such expenses, time reallocations or restructuring could have a material adverse effect on our operations. The applicability of the Sarbanes-Oxley Act to us could make it more difficult and more expensive for us to obtain director and officer liability insurance, and also make it more difficult for us to attract and retain qualified individuals to serve on our boards of directors, or to serve as executive officers.

We do not expect to pay any dividends on our common stock in the foreseeable future.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Other than dividends paid on our Series A and Series B preferred stock, we expect to retain all future earnings, if any, for investment in our business. In addition, our Certificates of Designation setting forth the relative rights and preferences of our Series A and Series B preferred stock limit our ability to pay dividends to the holders of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company owns no real property. Its corporate headquarters are shared with National Securities in leased space in Chicago, Illinois and New York, New York. The Company leases office space in Boca Raton, Florida, and through its subsidiary, the Company leases office space in Chicago, New York and Seattle, Washington. Independent contractors individually lease the branch offices that are operated by those independent contractors.

Leases expire at various times through June 2012. The Company believes the rent at each of its locations is at current market rates.

Item 3. LEGAL PROCEEDINGS

The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National Securities is one of the numerous broker-dealers contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National Securities during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National Securities engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement, whereby National Securities, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD, that in the aggregate approximate $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The Company included the $650,000 in “Professional fees” in fiscal year 2004. The unpaid balance of $84,000 and $187,000 at September 30, 2006 and September 30, 2005, respectively, has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.

In September 2006, the former chairman and chief executive officer of the Company, Steven A. Rothstein, commenced an arbitration against the current chairman and chief executive officer of the Company, Mark Goldwasser, in the matter Rothstein et al. vs. Goldwasser, NASD No. 06-04000.  Rothstein is alleging fraud and inequitable conduct relating to his attempts to sell his investment in the Company in calendar year 2001, and is seeking approximately $5,750,000 in damages.  The Company is indemnifying Mr. Goldwasser in this action.  The Company and Mr. Goldwasser believe this action is without merit, and intends to vigorously defend this action.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking in the aggregate damages of approximately $1,800,000 to $2,000,000. The Company believes such claims are substantially without merit, and estimates that its liability, primarily for defense costs, will approximate $300,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2006 and 2005, is $241,000 and $206,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. The Company has included in “Professional fees” litigation and other NASD related expenses of $799,000, $790,000 and $1,424,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 30, 2006.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 20, 2006, our common stock commenced trading under the symbol “NHLD” on the OTCBB reflecting the Company’s name change. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. From November 1, 2004 to March 17, 2006, our common stock traded on the OTCBB under the symbol “OLYD”. Previously, the common stock traded on the AMEX under the symbol “OLY”.

The following table sets forth the high and low closing sales prices for the common stock as reported on the AMEX for the period from October 1, 2004 to October 31, 2004, and as reported on the OTCBB for the period from November 1, 2004 to September 30, 2006.

Period	High	Low

October 1, 2004/December 31, 2004	$1.10	$0.41
January 1, 2005/March 31, 2005	$1.35	$0.85
April 1, 2005/June 30, 2005	$1.40	$0.95
July 1, 2005/September 30, 2005	$1.15	$0.70
October 1, 2005/December 31, 2005	$1.20	$0.53
January 1, 2006/March 31, 2006	$1.60	$0.75
April 1, 2006/June 30, 2006	$1.55	$1.05
July 1, 2006/September 30, 2006	$1.60	$1.20

The closing price of the common stock on December 5, 2006, as quoted on the OTCBB, was $1.19 per share.

Shareholders

As of September 30, 2006, the Company had approximately 1,000 shareholders, including those shareholders holding stock in street name and trust accounts.

Dividends

Delaware law authorizes the Company’s Board of Directors to declare and pay dividends with respect to the common stock either out of its surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless the Company’s capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. The Company’s ability to pay dividends in the future also may be restricted by its operating subsidiary's obligation to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD.  Prior to the issuance of the Series A and Series B preferred stock, no shareholder held preferential rights in liquidation. The Company has declared and paid cash dividends on its Series B preferred stock in fiscal year 2006, and anticipates that we will continue to do so in the coming fiscal year. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future.

The holders of the Series A Convertible preferred stock are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company’s Board of Directors, but are payable only when, as and if declared by the Company’s Board of Directors. In March 2004, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 3,352 shares of Series A preferred stock, in payment of approximately $503,000 of dividends accrued through January 31, 2004. In March 2005, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 2,143 shares of Series A preferred stock, in payment of approximately $322,000 of dividends accrued through March 31, 2005. In March 2006, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 1,996 shares of Series A preferred stock, in payment of approximately $300,000 of dividends accrued through March 31, 2006. Such shares were issued on April 30, 2006. In March 2006, the Company’s shareholders approved an amendment to decrease the conversion price of the Series A preferred stock to $1.25 per share from $1.50 per share. At September 30, 2006, the amount of accumulated dividends on the Company’s 35,316 issued and outstanding shares of Series A preferred stock was approximately $159,000.

The holders of the Company’s Series B Convertible preferred stock, convertible into the Company’s common stock at $.75 per share, are entitled to receive dividends on a quarterly basis at a rate of 10% per annum per share. Such dividends are cumulative and are payable only when declared by the Company’s Board of Directors. In August 2006, the Company’s Board of Directors declared a cash dividend of $25,000 payable to the holders of the Series B preferred stock that was paid in October 2006.

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

Item 6. SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 2006, 2005, 2004, 2003 and 2002. This information has been derived from, and should be read in conjunction with, the audited financial statements, which appear elsewhere in this report. The financial data for the fiscal year ended 2002 has been restated to reflect the discontinued operations of the Company’s former subsidiary, WestAmerica Investment Group. The information for the fiscal year 2002 has been revised to reflect the cumulative dividends on the Series A Preferred Stock. All information is expressed in thousands of dollars except for per share information.

	2006	2005	2004	2003	2002
Net revenues	$58,727	$45,730	$62,460	$50,158	$42,002
Net income (loss) from continuing
operations	595	(1,183)	566	(843)	(3,745)
Preferred stock dividends	(381)	(290)	(266)	(250)	(168)
Net income (loss) per common share
from continuing operations
Basic	0.04	(0.29)	0.08	(0.34)	(1.73)
Diluted	0.04	(0.29)	0.07	(0.34)	(1.73)
Weighted average number of shares
used in computing income (loss)
per share
Basic	5,146,422	5,024,643	3,580,446	3,175,315	2,255,449
Diluted	5,278,299	5,024,643	4,106,742	3,175,315	2,255,449
Total assets	9,707	7,960	9,722	8,735	7,948
Total liabilities	6,864	7,030	7,793	9,064	8,039
Stockholders’ equity (deficit)	2,843	930	1,929	(329)	(91)
Cash dividends	46	—	—	—	—

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

Critical Accounting Policies and Estimates

The SEC recently issued proposed guidance for disclosure of critical accounting policies and estimates. The Company’s most critical accounting policies relate to income recognition, income taxes, and stock-based compensation. The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. In fiscal years 2006 and 2005, the Company estimated its ability to collect the receivables due from its registered representatives. These receivables are derived from debts owed to the Company and from money advanced to the registered representatives that may be forgiven over time based on the representatives’ affiliation with, and production at, National Securities. The Company also estimated the amount of reserves necessary to cover existing contingencies.

Results of Operations

Fiscal Year 2006 Compared with Fiscal Year 2005

The Company’s fiscal year 2006 resulted in an increase in revenues, and a comparatively lesser increase in expenses compared with fiscal year 2005. The increase in revenues is primarily due to the completion of investment banking transactions in fiscal year 2006. As a result, the Company reported net income of $595,000 compared with a net loss of $1,183,000 for the fiscal years 2006 and 2005, respectively. This represents an improvement of $1,778,000 from the prior year.

	Fiscal Year		Increase (Decrease)
	2006	2005	Amount	Percent
Commissions	$32,140,000	$33,134,000	$(994,000)	(3%)
Proprietary trading	7,391,000	5,646,000	1,745,000	31%
Market making	323,000	—	323,000	n/a
Mark-ups and mark-downs	124,000	64,000	60,000	94%
Net dealer inventory gains	7,838,000	5,710,000	2,128,000	37%
Investment banking	11,323,000	528,000	10,795,000	2045%
Interest and dividends	2,891,000	2,739,000	152,000	6%
Transfer fees and clearance services	3,336,000	3,097,000	239,000	8%
Other	1,199,000	522,000	677,000	130%
	$58,727,000	$45,730,000	$12,997,000	28%

Total revenues increased $12,997,000, or 28%, in fiscal year 2006 to $58,727,000 from $45,753,000 in fiscal year 2005. This increase is mainly due to the completion of investment banking transactions. During fiscal year 2006, total trading volume increased 2%, compared to fiscal year 2005. The lesser increase in trading volume compared to revenues reflects an increase in the average revenue per trade, partially offset by the Company’s re-entry into market making activities. Commission revenue decreased $994,000, or 3%, to $32,140,000 from $33,134,000 during fiscal year 2006 compared with fiscal year 2005. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $2,128,000, or 37%, to $7,838,000 from $5,710,000 during fiscal year 2006 compared with fiscal year 2005. The increase is primarily due to an increase in proprietary trading in the foreign bond market, and reflects the Company’s re-entry into market making activities. During fiscal year 2006, revenues from proprietary trading increased $1,745,000, or 31%, to $7,391,000 from $5,646,000 in fiscal year 2005, revenues from market making activities increased to $323,000 from $0 in fiscal year 2005, and revenues from customer mark-ups and mark-downs increased $60,000, or 94%, to $124,000 from $64,000 in fiscal year 2005.

Investment banking revenue increased $10,795,000, or 2,045%, to $11,323,000 from $528,000 in fiscal year 2006 compared with fiscal year 2005. The increase in investment banking revenues is attributable to the Company having completed significantly more investment banking transactions in fiscal year 2006 than in fiscal year 2005. Interest and dividend income increased $152,000, or 6%, to $2,891,000 from $2,739,000 in fiscal year 2006 compared with fiscal year 2005. The increase in interest income is attributable to an increase in the interest rate charged for debit balances in National Securities’ customer accounts from the same period last year. Transfer fees increased $239,000, or 8%, to $3,336,000 in fiscal year 2006 from $3,097,000 in fiscal year 2005. The increase is due to higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees, and other investment income, increased $677,000, or 130%, to $1,199,000 from $522,000 during fiscal year 2006 compared to fiscal year 2005. The increase is due to an increase in fee based assets under management and investment income realized in the Company’s venture capital fund in fiscal year 2006.

	Fiscal Year		Increase (Decrease)
	2006	2005	Amount	Percent
Commission expense related to:
Commission revenue	$28,451,000	$28,504,000	$(53,000)	0%
Net dealer inventory gains	5,617,000	3,919,000	1,698,000	43%
Investment banking	8,208,000	415,000	7,793,000	1878%
Commissions	42,276,000	32,838,000	9,438,000	29%
Employee compensation	5,835,000	5,010,000	825,000	16%
Clearing fees	1,538,000	432,000	1,106,000	256%
Communications	1,748,000	1,670,000	78,000	5%
Occupancy and equipment costs	2,805,000	2,886,000	(81,000)	(3%)
Professional fees	1,213,000	1,520,000	(307,000)	(20%)
Interest	494,000	448,000	46,000	10%
Taxes, licenses and registration	617,000	344,000	273,000	79%
Other administrative expenses	1,606,000	1,765,000	(159,000)	(9%)
	$58,132,000	$46,913,000	$11,219,000	24%

In comparison with the 28% increase in total revenues, total expenses increased 24%, or $11,219,000, to $58,132,000 for fiscal year 2006 compared to $46,913,000 in fiscal year 2005. The increase in total expenses is primarily the result of higher commission expenses directly associated with commission revenues, particularly investment banking revenues.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $9,438,000, or 29%, to $42,276,000 in fiscal year 2006 from $32,838,000 in fiscal year 2005. Commission expense related to commission revenue decreased $53,000, or less than 1%, to $28,451,000 in fiscal year 2006 from $28,504,000 in fiscal year 2005; commission expense related to net dealer inventory gains increased $1,698,000, or 43%, to $5,617,000 in fiscal year 2006 from $3,919,000 in fiscal year 2005; and commission expense related to investment banking increased $7,793,000, or 1,878%, to $8,208,000 in fiscal year 2006 from $415,000 in fiscal year 2005. Commission expense as a percentage of commission revenues increased to 89% in fiscal year 2006 from 86% in fiscal year 2005. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 72% in fiscal year 2006 from 69% in fiscal year 2005. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking revenues decreased to 72% in fiscal year 2006 from 79% in fiscal year 2005. This decrease is attributable to the type and size of the particular investment banking transactions completed in the current fiscal year. Commission expense includes the amortization of advances to registered representatives of $1,281,000 and $1,206,000 for fiscal years 2006 and 2005, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $825,000, or 16%, to $5,835,000 in fiscal year 2006 from $5,010,000 in fiscal year 2005. The increase is attributable to new hires, bonuses based on current year’s profits and year-end bonuses that were paid to certain staff employees in the first quarter of fiscal year 2006. Overall, combined commission and employee compensation expense, as a percentage of revenue remained relatively constant at approximately 82% and 83% in fiscal years 2006 and 2005, respectively.
Clearing fees increased $1,106,000, or 256%, to $1,538,000 in fiscal year 2006 from $432,000 in fiscal year 2005. The increase in clearing fees is attributable to a different pricing structure for certain products with different clearing firms, and the receipt in fiscal year 2005 of a $1.0 million conversion fee credit from the Company’s clearing firm.

Communication expenses increased $78,000, or 5%, to $1,748,000 from $1,670,000 in fiscal year 2006 compared to fiscal year 2005. The increase is primarily due to telecommunication incentives provided to certain brokers who recently became affiliated with the Company, and additional quotation machines for the Company’s market making activities, offset by the receipt of a refund of prior periods’ charges from a service provider. Occupancy costs decreased $81,000, or 3%, to $2,805,000 from $2,886,000 in fiscal year 2006 compared to fiscal year 2005. The decrease in occupancy expense is due to an overall reduction in leased office space. Professional fees decreased $307,000, or 20%, to $1,213,000 from $1,520,000 in fiscal year 2006 compared to fiscal year 2005. The decrease in professional fees is due to the Company having expensed approximately $320,000 of professional fees relating to the proposed merger with First Montauk in fiscal year 2005.

Interest expense increased $46,000, or 10%, to $494,000 from $448,000 in fiscal year 2006 compared to fiscal year 2005. The increase is primarily attributable to the acceleration of amortization on notes that were paid prior to maturity and amortization related to new notes issued by the Company in the third quarter of fiscal year 2006. Included in interest expense is the amortization of $193,000 and $163,000 for fiscal years 2006 and 2005, respectively. Taxes, licenses and registration increased $273,000, or 79%, to $617,000 from $344,000 in fiscal year 2006 compared fiscal year 2005. The increase is due to registration incentives provided to certain brokers who became affiliated with the Company in fiscal year 2006, and the receipt of a refund of prior years’ state business taxes in fiscal year 2005. Other administrative expenses decreased $159,000, or 9%, to $1,606,000 from $1,765,000 in fiscal year 2006 compared to fiscal year 2005. The decrease in other expenses is due to costs incurred in fiscal year 2005 relating to the Company’s change of clearing firms.

The Company reported net income of $595,000 in fiscal year 2006 compared to a net loss of $1,183,000 in fiscal year 2005. The net income attributable to common stockholders in fiscal year 2006 was $214,000, or diluted earnings of $.04 per common share, as compared to a net loss attributable to common stockholders of $1,473,000, or $.29 per common share in fiscal year 2005. The net income attributable to common stockholders for fiscal year 2006 and the net loss attributable to common stockholders for fiscal year 2005 reflects $381,000 and $290,000 of cumulative Preferred Stock dividends on the Company’s Preferred Stock for fiscal years 2006 and 2005, respectively.

Fiscal Year 2005 Compared with Fiscal Year 2004

The Company’s fiscal year 2005 resulted in a decrease in revenues, and a comparatively lesser decrease in expenses compared with fiscal year 2004. The decrease in revenues is primarily due to the weaker securities markets experienced by the Company, and the Company’s cessation of its market making activities. As a result, the Company reported a net loss of $1,183,000 compared with net income of $566,000 for the fiscal years 2005 and 2004, respectively. This represents a reduction of $1,749,000 from the prior year.

	Fiscal Year		Increase (Decrease)
	2005	2004	Amount	Percent
Commissions	$33,134,000	$46,881,000	$(13,747,000)	(29%)
Proprietary trading	5,646,000	6,642,000	(996,000)	(15%)
Market making	—	645,000	(645,000)	n/a
Mark-ups and mark-downs	64,000	117,000	(53,000)	(45%)
Net dealer inventory gains	5,710,000	7,404,000	(1,694,000)	(23%)
Investment banking	528,000	1,548,000	(1,020,000)	(66%)
Interest and dividends	2,739,000	3,420,000	(681,000)	(20%)
Transfer fees and clearance services	3,097,000	2,806,000	291,000	10%
Other	522,000	401,000	121,000	30%
	$45,730,000	$62,460,000	$(16,730,000)	(27%)

Total revenues decreased $16,730,000, or 27%, in fiscal year 2005 to $45,730,000 from $62,460,000 in fiscal year 2004. This decrease is mainly due to the weaker securities markets that reduced commission revenues, the number of commission tickets generated, and the charge per ticket that affects commission revenue. During fiscal year 2005, total trading volume decreased 50%, compared to fiscal year 2004. This decrease is attributable in part to the current cessation of the Company’s market making activities. Trading volume in this fiscal year related to retail brokerage decreased 24%. Commission revenue decreased $13,747,000, or 29%, to $33,134,000 from $46,881,000 during fiscal year 2005 compared with fiscal year 2004. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $1,694,000, or 23%, to $5,710,000 from $7,404,000 during fiscal year 2005 compared with fiscal year 2004. The decrease is due to a reduction in proprietary trading in the bond market and the current cessation of the Company’s market making activities. During fiscal year 2005, revenues from proprietary trading decreased $996,000, or 15%, to $5,646,000 from $6,642,000 in fiscal year 2004, revenues from market making activities decreased to $0 from $645,000 in fiscal year 2004, and revenues from customer mark-ups and mark-downs decreased $53,000, or 45%, to $64,000 from $117,000 in fiscal year 2004.

Investment banking revenue decreased $1,020,000, or 66%, to $528,000 from $1,548,000 in fiscal year 2005 compared with fiscal year 2004. The decrease in investment banking revenues is attributable to the Company having completed fewer corporate finance transactions in fiscal year 2005 than in fiscal year 2004. Interest and dividend income decreased $681,000, or 20%, to $2,739,000 from $3,420,000 in fiscal year 2005 compared with fiscal year 2004. The decrease in interest income is primarily attributable to an overall decrease in the interest rate charged for debit balances in National Securities’ customer accounts from the same period last year. Transfer fees increased $291,000, or 10%, to $3,097,000 in fiscal year 2005 from $2,806,000 in fiscal year 2004. The increase is due to higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees, increased $121,000, or 30%, to $522,000 from $401,000 during fiscal year 2005 compared to fiscal year 2004. The increase is due to an increased level of assets under management.

	Fiscal Year		Increase (Decrease)
	2005	2004	Amount	Percent
Commission expense related to:
Commission revenue	$28,504,000	$38,980,000	$(10,476,000)	(27%)
Net dealer inventory gains	3,919,000	3,714,000	205,000	6%
Investment banking	415,000	1,238,000	(823,000)	(66%)
Commissions	32,838,000	43,932,000	(11,094,000)	(25%)
Employee compensation	5,010,000	5,449,000	(439,000)	(8%)
Clearing fees	432,000	2,391,000	(1,959,000)	(82%)
Communications	1,670,000	2,589,000	(919,000)	(35%)
Occupancy and equipment costs	2,886,000	2,983,000	(97,000)	(3%)
Professional fees	1,520,000	2,559,000	(1,039,000)	(41%)
Litigation settlement	—	400,000	(400,000)	n/a
Interest	448,000	397,000	51,000	13%
Taxes, licenses and registration	344,000	560,000	(216,000)	(39%)
Other administrative expenses	1,765,000	1,765,000	—	0%
	$46,913,000	$63,025,000	$(16,112,000)	(26%)

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

Employee compensation expense decreased $439,000, or 8%, to $5,010,000 in fiscal year 2005 from $5,449,000 in fiscal year 2004. The decrease is attributable to personnel reductions and bonuses based on operating income that were paid to senior management in fiscal year 2004. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 83% from 78% in fiscal years 2005 and 2004, respectively. The increase is attributable to an overall higher payout percentage to National Securities’ retail brokers, and the relatively fixed employee compensation component.

Clearing fees decreased $1,959,000, or 82%, to $432,000 in fiscal year 2005 from $2,391,000 in fiscal year 2004. The reduction in clearing fees is attributable to the lower trading volume in fiscal year 2005 compared to fiscal year 2004, and lower clearing costs associated with the Company’s new clearing agreement. Clearing fees in fiscal year 2005 were reduced by the $1.0 million conversion fee credit the Company received from its clearing firm, NFS, to offset the transitional, incremental conversion costs incurred by the Company. Clearing fees in fiscal year 2004 were reduced by the $800,000 conversion assistance payment the Company received from its clearing firm, Fiserv, to offset conversion costs incurred by the Company. In fiscal year 2004, clearing fees were reduced based on ticket volume in the amount of $250,000, from forgiveness of debt that was fully repaid in February 2004, from the Company’s prior clearing firm.

Communication expenses decreased $919,000, or 35%, to $1,670,000 from $2,589,000 in fiscal year 2005 compared to fiscal year 2004. The decrease is due to a reduction in the number of quotation machines resulting from the current cessation of the Company’s market making activities, and cost savings realized from a new telephone vendor. Occupancy costs decreased $97,000, or 3%, to $2,886,000 from $2,983,000 in fiscal year 2005 compared to fiscal year 2004. The decrease resulted from an overall reduction in leased office space. Professional fees decreased $1,039,000, or 41%, to $1,520,000 from $2,559,000 in fiscal year 2005 compared to fiscal year 2004. The decrease in professional fees is due to a decrease in legal fees relating to various lawsuits and arbitrations in fiscal year 2005. In fiscal year 2005 the Company expensed approximately $320,000 of professional fees relating to the proposed merger with First Montauk. In fiscal year 2004 professional fees included legal fees, fines and restitution payments related to the NASD investigation of mutual fund trading activities, and legal fees regarding an arbitration panel award of damages against the Company of approximately $400,000 related to an employment contract with a former employee of the Company.

Interest expense increased $51,000, or 13%, to $448,000 from $397,000 in fiscal year 2005 compared to fiscal year 2004. The increase is due to interest on the notes issued by the Company in the second quarter of fiscal year 2004. Included in interest expense is the amortization of $163,000 and $113,000 for fiscal years 2005 and 2004, respectively, attributable to those notes, and other notes that were modified in fiscal years 2005 and 2004. Taxes, licenses and registration decreased $216,000, or 39%, to $344,000 from $560,000 in fiscal year 2005 compared to fiscal year 2004. The decrease resulted from a refund of prior years state business taxes, a reduction in registration fees paid as an incentive for new brokers and lower taxes attributable to our reduced level of revenues. Other administrative expenses were $1,765,000 in both fiscal years 2005 and 2004.

The Company realized gains on extinguishments of debt of $1,131,000 from its prior clearing firm, First Clearing, in fiscal year 2004.

The Company reported a net loss before income taxes of $1,183,000 in fiscal year 2005 compared to net income before income taxes of $566,000 in fiscal year 2004. The net loss attributable to common stockholders in fiscal year 2005 was $1,473,000 or $.29 per common share, as compared to diluted earnings attributable to common stockholders of $300,000, or $.07 per common share in fiscal year 2004. The net loss attributable to common stockholders for fiscal year 2005 and the net income attributable to common stockholders for fiscal year 2004 reflects $290,000 and $266,000 of cumulative Preferred Stock dividends on the Company’s Preferred Stock for fiscal years 2005 and 2004, respectively.

Liquidity and Capital Resources

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At September 30, 2006, National Securities’ net capital exceeded the requirement by $2,076,000.

Advances, dividend payments and other equity withdrawals from the Company’s subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due. The allowance for doubtful accounts increased by $99,000 in fiscal year 2006, reflecting the amount of loss that can be reasonably estimated by management.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities, and issued 1,016,186 shares of Common Stock and 1,016,186 warrants. In December 2005, the Company extended the expiration date of the warrants issued in this private placement, including the placement agent warrants, to December 23, 2006 from December 23, 2005.

In January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The note holders received three-year warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. In December 2004, the Company rescinded a note in the principal amount of $25,000 and a warrant to purchase 6,250 shares of Common Stock. The remaining notes in the principal amount of $175,000 were repaid in full in March 2006.

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

In January 2006, the Company consummated a private placement of its securities to a limited number of accredited investors in a transaction exempt from registration under Section 4(2) of the Securities Act. The investors made a $2.0 million investment in the Company by purchasing an aggregate of the following: (i) $1.0 million for 10,000 shares of the Company’s newly created Series B Preferred Stock, which has a 10% dividend rate and is convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which are convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

The convertible promissory notes mature in January 2011. The Company granted warrants to acquire 300,000 shares of common stock to the note holders, and the fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $187,000 that will be charged to interest expense over the life of the debt.

The investment included $1.7 million by St. Cloud Capital Partners, L.P. (“St. Cloud”), and an aggregate of $300,000 by two unrelated investors. Marshall S. Geller, the Senior Managing Member of SCGP, LLC, the General Partner of St. Cloud, became a member of the Board of Directors of the Company simultaneous with the closing of the transaction. The Company incurred legal fees and other costs related to this capital transaction, in the amount of $56,000. The Company capitalized one-half of the fees to deferred financing costs that will be amortized to interest expense over the life of the convertible promissory notes and one-half of the fees were charged to paid-in capital.

In January 2006, the Company used $1.0 million of the proceeds from the above private placement to pay in full $1.0 million of promissory notes held by two unrelated note holders that had a maturity date of July 31, 2007.

In March 2006, the Company issued 159,090 shares of the Company’s common stock to an unaffiliated party for $175,000 in a private placement exempt from registration under Section 4(2) of the Securities Act. The proceeds from the private placement were used to retire $175,000 of the Company’s promissory notes that were due to mature in January 2007.

In May 2006, the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933 for the resale of certain shares of Common Stock, shares of Common Stock issuable upon the conversion of preferred stock and notes, and exercise of certain warrants previously issued in connection with private placement transactions. The Registration Statement became effective on November 6, 2006. The Company will receive proceeds from the exercise of warrants that were included in the registration statement.

In December 2003, the Company engaged in discussions with the NASD relating to the Security Agreement between National Securities and First Clearing, and its effect on the computation of National Securities’ net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National Securities’ clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 was paid to First Clearing to reduce the Company’s outstanding loan balance on its promissory note; and (3) the Security Agreement between National Securities and First Clearing was terminated. Furthermore, First Clearing forgave payment of a $375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gain on extinguishment of debt in the first quarter of fiscal year 2004.

In February 2004, the Company paid First Clearing $250,000 to fully repay its promissory note that had a balance of approximately $1,006,000 at such time. As a result of the repayment of this note, the Company realized a gain on extinguishment of debt of approximately $756,000 in the second quarter of fiscal year 2004. Additionally, National Securities and First Clearing mutually agreed to terminate their clearing relationship.

In June 2004, National Securities entered into an agreement with Fiserv to clear its brokerage business. The conversion from First Clearing to Fiserv was completed in the first week of October 2004. As part of this transaction, Fiserv provided National Securities with an $800,000 conversion assistance payment, $250,000 of which was paid upon execution of the clearing agreement, $250,000 of which was paid in mid-August 2004, and $300,000 of which was paid in October 2004.

In March 2005, NFS acquired the clearing business of Fiserv. In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. As part of this transaction, NFS provided National Securities with a $1.0 million conversion fee credit to reimburse the Company for the transitional, incremental costs incurred by National Securities relating to the conversion of its clearing business to NFS. National Securities was paid $250,000 in May 2005, and the remaining $750,000 was paid in July 2005. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause that is initially $2.0 million and reduces to $125,000 over the eight-year term of the agreement. Additionally, in June 2005 National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

In January 2004, $1.0 million of notes with an interest rate of 9% held by two note holders matured. At that time warrants held by the note holders to purchase, in the aggregate, 100,000 shares of common stock at a price of $5.00 per share and 100,000 shares of common stock at a price of $1.25 per share expired. In January 2004, the Company and the two note holders entered into new note agreements providing for $1.0 million of notes with an interest rate of 12% and a maturity date of July 31, 2005, together with warrants having an expiration date of July 31, 2005 to purchase, in the aggregate, 100,000 shares of common stock at a price of $1.75 per share and 100,000 shares of common stock at a price of $1.25 per share. In July 2005 these notes matured and warrants expired. In August 2005, the Company and the two note holders entered into new note agreements providing for $1.0 million of notes with a maturity date of July 31, 2007, together with warrants having an expiration date of July 31, 2007 to purchase, in the aggregate, 200,000 shares of common stock at a price of $1.25 per share. These notes in the principal amount of $1.0 million were repaid in full in January 2006.

In February 2004, National Securities and the holder of a $1.0 million secured demand note that matured on February 1, 2004, entered into a new secured demand note collateral agreement with a maturity date of March 1, 2005, together with warrants having an expiration date of July 31, 2005 to purchase 75,000 shares of common stock at a price of $1.75 per share and 75,000 shares of common stock at a price of $1.25 per share. In February 2005, National Securities and the holder entered into a new $1.0 million secured demand collateral agreement note with a maturity date of March 1, 2006. In August 2005, National Securities and the holder entered into a new warrant agreement that provided for an expiration date of July 31, 2007 to purchase 150,000 shares of common stock at a price of $1.25 per share. In February 2006, National Securities and the holder entered into a new $1.0 million secured demand note collateral agreement with a maturity date of March 1, 2007.

As of September 30, 2006, advances to registered representatives decreased $97,000 to $1,556,000 from $1,653,000 as of September 30, 2005. This decrease is attributable to the amortization of advances in fiscal year 2006 in excess of advances made to registered representatives who became affiliated with National Securities during this period, and advances to registered representatives already affiliated with National Securities who agreed to renew their affiliation.

In fiscal year 2006 and 2005, the Company received proceeds of approximately $0 and $20,000, respectively, from the exercise of outstanding employee stock options and warrants.

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

The following table shows the contractual obligations of the Company as of September 30, 2006:

	Notes	Secured
Fiscal Year Ending	Payable	Demand Note	Leases	Total
2007	$850,000	$1,000,000	$1,602,000	$3,452,000
2008	—	—	1,556,000	1,556,000
2009	—	—	584,000	584,000
2010	—	—	562,000	562,000
2011	1,000,000	—	579,000	1,579,000
Thereafter	—	—	443,000	443,000
Less: Deferred debt discount	(204,000)	—	—	(204,000)
	$1,646,000	$1,000,000	$5,326,000	$7,972,000

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standard 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal year 2007. Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following table shows the market values of the Company's securities owned and securities sold, but not yet purchased as of September 30, 2006:

		Securities sold, but
	Securities owned	not yet purchased
Corporate stocks	$459,000	$162,000
Corporate bonds	—	—
Government obligations	16,000	—
	$475,000	$162,000

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended September 30, 2006.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this yearly report on Form 10-K was being prepared.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2006 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The other information required by this Item will be included in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are included in Part II, Item 8:

1.	Financial Statements
Independent Auditors' Reports
Consolidated Financial Statements
Statements of Financial Condition, September 30, 2006 and September 30, 2005
Statements of Operations for the Years ended September 30, 2006, September 30, 2005 and September 30, 2004
Statement of Changes in Stockholders' Equity (Deficit) for the Years ended September 30, 2006, September 30, 2005 and September 30, 2004
Statements of Cash Flows for the Years ended September 30, 2006, September 30, 2005 and September 30, 2004
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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 7, 2006
By:  /s/ Mark Goldwasser

Mark Goldwasser
Chairman, President and Chief Executive Officer

Date: December 7, 2006
By:  /s/ Robert H. Daskal

Robert H. Daskal
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 7, 2006
By:  /s/ Mark Goldwasser

Mark Goldwasser,
Chairman, President and Chief Executive Officer

Date: December 7, 2006
By:  /s/ Gary A. Rosenberg

Gary A. Rosenberg, Director

Date: December 7, 2006
By:  /s/ Robert J. Rosan

Robert J. Rosan, Director

Date: December 7, 2006
By:  /s/ Peter Rettman

Peter Rettman, Director

Date: December 7, 2006
By:  /s/ Norman J. Kurlan

Norman J. Kurlan, Director

Date: December 7, 2006
By:  /s/ Marshall S. Geller

Marshall S. Geller, Director

EXHIBIT INDEX

3.1	Certificate of Incorporation, as amended, previously filed as Exhibit 3.5. to Form 10-Q in May 2004 and hereby incorporated by reference.
3.2	The Company's Bylaws, as amended, previously filed as Exhibit 3.3 to Form 10-Q in February 2002, and hereby incorporated by reference.
3.3	The Company’s By-Laws, as amended and restated on December 12, 2001.
3.4
Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock, as amended, previously filed as Exhibit 3.6 to Form 10-Q in May 2004 and hereby incorporated by reference.

3.5	Certificate of Designation of Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on January 11, 2006.
3.6
Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 15, 2006 filed as Exhibit 3.6 to Form 10-Q in May 2006 and hereby incorporated by reference.

3.7
Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed with the Secretary of State of the State of Delaware on March 15, 2006 filed as Exhibit 3.7 to Form 10-Q in May 2006 and hereby incorporated by reference.

4.1	Form of Warrant filed as Exhibit 4.1 to Form 8-K in January 2006 and hereby incorporated by reference.
4.2	Form of Promissory Note filed as Exhibit 4.2 to Form 8-K in January 2006 and hereby incorporated by reference.
10.1	Office lease, Chicago, Illinois, previously filed as Exhibit 10.27 to Form 10-K in December 1996 and hereby incorporated by reference.
10.2	Office lease, Spokane, Washington, previously filed as Exhibit 10.28 to Form 10-K in December 1996 and hereby incorporated by reference.
10.3	Amended office lease, Chicago, Illinois, previously filed as Exhibit 10.29 to Form 10-K in December 1996 and hereby incorporated by reference.
10.4	Purchase agreement between shareholders of Friend and the Company, previously filed as Exhibit 10.30 to Form 10-K in December 1997 and hereby incorporated by reference.
10.5	Purchase agreement between shareholders of WestAmerica and the Company, previously filed as Exhibit 10.31 to Form 10-K in December 1997 and hereby incorporated by reference.
10.6	Purchase agreement between shareholders of Travis and the Company, previously filed as Exhibit 10.32 to Form 10-K in December 1997 and hereby incorporated by reference.
10.7	Borrowing agreement between Seattle-First National Bank and the Company previously filed as Exhibit 10.33 to Form 10-K in December 1998 and hereby incorporated by reference.
10.8	Note payable agreement, previously filed as Exhibit 10.34 to Form 10-K in December 1998 and hereby incorporated by reference.
10.9	Note payable agreement, previously filed as Exhibit 10.35 to Form 10-K in December 1998 and hereby incorporated by reference.
10.10	Note payable agreement, previously filed as Exhibit 10.36 to Form 10-K in December 1998 and hereby incorporated by reference.
10.11	Sales agreement between Friend and the Company previously filed as Exhibit 10.37 to Form 10-K in December 1998 and hereby incorporated by reference.
10.12	1996 Stock Option Plan, previously filed as Exhibit 4.1 to Form S-8 in February 1999 and hereby incorporated by reference.
10.13	1997 Stock Option Plan, previously filed as Exhibit 4.2 to Form S-8 in February 1999 and hereby incorporated by reference.
10.14	1999 Stock Option Plan, previously filed as Exhibit 4.3 to Form S-8 in February 1999 and hereby incorporated by reference.

10.15*	Employment contract dated July 1999, previously filed as Exhibit 10.15 to Form 10-K in December 1999 and hereby incorporated by reference.
10.16*	Employment contract dated July 1999 previously filed as Exhibit 10.16 to Form 10-K in December 1999 and hereby incorporated by reference.
10.17*	Employment contract dated July 1999 previously filed as Exhibit 10.17 to Form 10-K in December 1999 and hereby incorporated by reference.
10.18*	Employment contract dated July 1999 previously filed as Exhibit 10.18 to Form 10-K in December 1999 and hereby incorporated by reference.
10.19*	Employment contract dated July 1999 previously filed as Exhibit 10.19 to Form 10-K in December 1999 and hereby incorporated by reference.
10.20	Office lease, Seattle, Washington previously filed as Exhibit 10.20 to Form 10-K in December 1999 and hereby incorporated by reference.
10.21	2000 Stock Option Plan previously filed as Exhibit 4.1 to Form S-8 in June 2000 and hereby incorporated by reference.
10.22*	Employment contract dated June 2000, previously filed as Exhibit 10.21 to Form 10-Q in August 2000 and hereby incorporated by reference.
10.23	Form of Note payable agreement dated January 2001, previously filed as Exhibit 10.23 to Form 10-Q in May 2001 and hereby incorporated by reference.
10.24	Secured Demand Note dated February 2001, previously filed as Exhibit 10.24 to Form 10-Q in May 2001 and hereby incorporated by reference.
10.25	Loan and security agreement dated January 2001, previously filed as Exhibit 10.25 to Form 10-Q in February 2001 and hereby incorporated by reference.
10.26	2001 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2001 and hereby incorporated by reference.
10.27	Audit committee charter, previously filed as Exhibit 10.22 to Form 10-Q in August 2000 and hereby incorporated by reference.
10.28	Clearing Agreement previously filed as Exhibit 10.28 to Form 10-K in December 2001 and hereby incorporated by reference.
10.29	First Amendment to Clearing Agreement previously filed as Exhibit 10.29 to Form 10-K in December 2001 and hereby incorporated by reference.
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

10.48
Securities Purchase Agreement dated as of January 11, 2006 by and among Olympic Cascade Financial Corporation and the investors set forth therein filed as Exhibit 10.48 to Form 8-K in January 2006 and hereby incorporated by reference.

10.49
Registration Rights Agreement dated as of January 11, 2006 by and among Olympic Cascade Financial Corporation and the investors set forth therein filed as Exhibit 10.49 to Form 8-K in January 2006 and hereby incorporated by reference.

10.50*	Employment Agreement dated as of March 15, 2006 between the Company and Mark Goldwasser filed as Exhibit 10.50 to Form 10-Q in May 2006 and hereby incorporated by reference.
10.51	Securities Purchase Agreement dated as of March 17, 2006 filed as Exhibit 10.51 to Form 10-Q in May 2006 and hereby incorporated by reference.
14.	The Code of Ethics filed as Exhibit 14 to Form 10-K in December 2003 and hereby incorporated by reference.
16.1	Change in Certifying Accountant, previously filed in Form 8-K in August 1998 and hereby incorporated by reference.
16.2	Investment Transaction previously filed in Form 8-K in January 2002 and hereby incorporated by reference.
16.3	Resignation of Director previously filed in Form 8-K in April 2002 and hereby incorporated by reference.
16.4	Change in its Independent Public Accountants, previously filed in Form 8-K in May 2003 and hereby incorporated by reference.
16.5	Change in its Independent Public Accountants, previously filed in Form 8-K in October 2003 and hereby incorporated by reference.
21.	Subsidiaries of Registrant.
23.1	Consent of Feldman Sherb Erhlich & Co., P.C., previously filed to Forms S-8 in February 1999 and June 2000 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.

23.2	Consent of Moss Adams LLP, previously filed to Forms S-8 in February 1999 and June 2000 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.
23.3	Consent of Camhy Karlinsky & Stein LLP, previously filed to Form S-8 in February 1999 and Forms S-3 in May 1999 and June 1999 and hereby incorporated by reference.
23.4	Consent of D’Ancona & Pflaum LLC, previously filed to Forms S-8 in June 2000 and June 2001 and hereby incorporated by reference.
23.5	Consent of Marcum & Kliegman LLP
24.	Power of Attorney, previously filed to Forms S-3 in May 1999 and June 1999.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Acting Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Acting Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory agreements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Holdings Corporation

We have audited the accompanying consolidated statements of financial condition of National Holdings Corporation (the "Company") as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation as of September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
November 28, 2006

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	September 30,	September 30,
	2006	2005

CASH	$1,441,000	$398,000
DEPOSITS WITH CLEARING ORGANIZATIONS	300,000	300,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS	3,548,000	3,329,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $467,000
and $368,000 at September 30, 2006 and 2005, respectively	380,000	485,000
ADVANCES TO REGISTERED REPRESENTATIVES	1,556,000	1,653,000
SECURITIES OWNED
Marketable, at market value	475,000	166,000
Non-marketable, at fair value	402,000	—
FIXED ASSETS, net	305,000	250,000
SECURED DEMAND NOTE	1,000,000	1,000,000
OTHER ASSETS	300,000	379,000
TOTAL ASSETS	$9,707,000	$7,960,000

LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS	$113,000	$122,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market	162,000	44,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES	3,943,000	4,045,000
CONVERTIBLE NOTES PAYABLE, net of debt discounts of $159,000 and $0
at September 30, 2006 and 2005, respectively	841,000	—
NOTES PAYABLE, net of debt discounts of $45,000 and $206,000
at September 30, 2006 and 2005, respectively	805,000	1,819,000
TOTAL LIABILITIES	5,864,000	6,030,000

SUBORDINATED BORROWINGS	1,000,000	1,000,000

COMMITMENTS AND CONTINGENCIES (NOTES 14 and 15)	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
designated as Series A and 20,000 shares designated as Series B	—	—
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 35,316 shares issued and outstanding (liquidation preference: $3,531,600) at September 30, 2006 and 33,320 shares issued and
outstanding (liquidation preference: $3,332,000) at September 30, 2005	—	—
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 10,000 shares issued and outstanding (liquidation preference: $1,000,000) at September 30, 2006 and 0 shares issued and
outstanding at September 30, 2005	—	—
Common stock, $.02 par value, 30,000,000 shares authorized;
5,223,968 and 5,045,878 shares issued and outstanding,
at September 30, 2006 and 2005, respectively	104,000	101,000
Additional paid-in capital	16,956,000	15,295,000
Accumulated deficit	(14,217,000)	(14,466,000)
TOTAL STOCKHOLDERS' EQUITY	2,843,000	930,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,707,000	$7,960,000

See notes to consolidated financials statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30, 2006	September 30, 2005	September 30, 2004

REVENUES
Commissions	$32,140,000	$33,134,000	$46,881,000
Net dealer inventory gains	7,838,000	5,710,000	7,404,000
Investment banking	11,323,000	528,000	1,548,000
Total commission and fee revenues	51,301,000	39,372,000	55,833,000

Interest and dividends	2,891,000	2,739,000	3,420,000
Transfer fees and clearing services	3,336,000	3,097,000	2,806,000
Other	1,199,000	522,000	401,000
	58,727,000	45,730,000	62,460,000

EXPENSES
Commissions and fees	42,276,000	32,838,000	43,932,000
Employee compensation and related expenses	5,835,000	5,010,000	5,449,000
Clearing fees	1,538,000	432,000	2,391,000
Communications	1,748,000	1,670,000	2,589,000
Occupancy and equipment costs	2,805,000	2,886,000	2,983,000
Professional fees	1,213,000	1,520,000	2,559,000
Litigation settlement	—	—	400,000
Interest	494,000	448,000	397,000
Taxes, licenses, registration	617,000	344,000	560,000
Other administrative expenses	1,606,000	1,765,000	1,765,000
	58,132,000	46,913,000	63,025,000

Net income (loss) from operations	595,000	(1,183,000)	(565,000)

Gains on extinguishments of debt	—	—	1,131,000
Net income (loss)	595,000	(1,183,000)	566,000

Preferred stock dividends	(381,000)	(290,000)	(266,000)
Net income (loss) attributable to common stockholders	$214,000	$(1,473,000)	$300,000

INCOME (LOSS) PER COMMON SHARE

Basic:
Net income (loss) attributable to common stockholders	$0.04	$(0.29)	$0.08

Diluted:
Net income (loss) attributable to common stockholders	$0.04	$(0.29)	$0.07

Weighted average number of shares outstanding:
Basic	5,146,422	5,024,643	3,580,446
Diluted	5,278,299	5,024,643	4,106,742

See notes to consolidated financials statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED SEPTEMBER 30, 2006, SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, September 30, 2003	27,825	$—	3,367,558	$67,000	$12,628,000	$(13,024,000)	$(329,000)

Issuance of series A preferred stock dividends	3,352	—	—	—	503,000	(503,000)	—
Exercise of stock options	—	—	26,003	1,000	25,000	—	26,000
Exercise of warrants	—	—	240,771	5,000	290,000	—	295,000
Issuance of restricted common stock:
From private placement	—	—	1,250,000	25,000	905,000	—	930,000
Settlement of arbitration	—	—	100,000	2,000	98,000	—	100,000
Warrants issued in connection with debt	—	—	—	—	341,000	—	341,000
Net income	—	—	—	—	—	566,000	566,000
BALANCE, September 30, 2004	31,177	—	4,984,332	100,000	14,790,000	(12,961,000)	1,929,000

Issuance of series A preferred stock dividends	2,143	—	—	—	322,000	(322,000)	—
Exercise of warrants	—	—	21,546	—	19,000	—	19,000
Issuance of restricted common stock:
Settlement of arbitration	—	—	40,000	1,000	39,000	—	40,000
Warrants issued in connection with debt	—	—	—	—	125,000	—	125,000
Net loss	—	—	—	—	—	(1,183,000)	(1,183,000)
BALANCE, September 30, 2005	33,320	—	5,045,878	101,000	15,295,000	(14,466,000)	930,000

Issuance of series A preferred stock dividends	1,996	—	—	—	300,000	(300,000)	—
Payment of series B preferred stock dividends	—	—	—	—	—	(46,000)	(46,000)
Issuance of restricted common stock:
From private placement	—	—	159,090	3,000	170,000	—	173,000
Employee bonuses	—	—	19,000	—	12,000	—	12,000
Issuance of series B preferred stock	10,000	—	—	—	972,000	—	972,000
Warrants issued in connection with debt	—	—	—	—	187,000	—	187,000
Amortization of deferred compensation	—	—	—	—	20,000	—	20,000
Net income	—	—	—	—	—	595,000	595,000
BALANCE, September 30, 2006	45,316	$—	5,223,968	$104,000	$16,956,000	$(14,217,000)	$2,843,000

See notes to consolidated financials statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	September 30, 2006	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$595,000	$(1,183,000)	$566,000
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation and amortization	162,000	145,000	165,000
Gains on extinguishments of debt	—	—	(1,131,000)
Amortization of deferred financing costs	4,000	—	—
Amortization of note discount	189,000	163,000	122,000
Compensatory element of common stock issuance	12,000	—	—
Compensatory element of common stock option issuances	19,000	—	—
Provision for doubtful accounts	25,000	150,000	200,000
Forgiveness of loan	—	—	(251,000)
Issuance of common stock in settlement of arbitration	—	40,000	100,000
Changes in assets and liabilities
Deposits with clearing organizations	—	695,000	46,000
Receivables from broker-dealers, clearing organizations and others	(42,000)	829,000	(1,569,000)
Securities owned: marketable, at market value	(309,000)	(17,000)	225,000
Securities owned: non-marketable, at fair value	(402,000)	—	—
Other assets	104,000	101,000	65,000
Payables	(111,000)	(737,000)	127,000
Securities sold, but not yet purchased, at market	118,000	11,000	(83,000)
Net cash provided by (used in) operating activities	364,000	197,000	(1,418,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(217,000)	(94,000)	(219,000)
Net cash used in investing activities	(217,000)	(94,000)	(219,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	173,000	—	930,000
Net proceeds from issuance of preferred stock	972,000	—	—
Net proceeds from issuance of convertible notes payable	1,000,000	—	—
Net proceeds from issuance of notes payable and warrants	—	—	1,036,000
Cash payment of deferred financing costs	(28,000)	—	—
Payment of notes payable	(1,175,000)	(75,000)	(750,000)
Dividends paid	(46,000)	—	—
Exercise of stock options and warrants	—	19,000	321,000
Net cash provided by (used in) financing activities	896,000	(56,000)	1,537,000

NET INCREASE (DECREASE) IN CASH	1,043,000	47,000	(100,000)

CASH BALANCE
Beginning of the year	398,000	351,000	451,000
End of the year	$1,441,000	$398,000	$351,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$501,000	$450,000	$363,000
Series B preferred stock dividends	$46,000	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Warrants issued in connection with debt	$187,000	$125,000	$341,000
Series A preferred stock dividends	$300,000	$322,000	$503,000

See notes to consolidated financials statements.

NATIONAL HOLDINGS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006, SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

1.	ORGANIZATION

National Holdings Corporation (“National Holdings” or the “Company”), a Delaware corporation organized in 1996, is a financial services organization, operating through its wholly owned subsidiary, National Securities Corporation (“National Securities”) a Washington corporation organized in 1947. National Securities conducts a national securities brokerage business through its main offices in Seattle, Washington and New York, New York. The Company’s business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. National Securities is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. On March 15, 2006, the Company changed its name from “Olympic Cascade Financial Corporation” to “National Holdings Corporation.”

National Holdings formed a new wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”) in the third quarter of fiscal year 2006. National Insurance will provide fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities. National Insurance is in the process of completing the requisite state registrations, and has not yet commenced active business operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Principles of Consolidation - The consolidated financial statements include the accounts of National Holdings, National Securities and National Insurance, its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

c.
Revenue Recognition - Customer security transactions and the related commission income and expense are recorded as of the trade date. Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC

(“NFS”) and Penson Financial Services, Inc. (“Penson”). The interest is billed on the average daily balance of the margin account.

Net dealer inventory gains result from securities transactions entered into for the account and risk of the Company. Net dealer inventory gains are recorded on a trade date basis. Transfer fees are charged for each customer’s security transaction, and are recognized as of the trade date. Investment advisory fees are account management fees for high net worth clients. These fees are billed quarterly and recognized at such time that collection is probable.

The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers. In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. Mark-ups, mark-downs and commissions are generally priced competitive based on the services it provides to its customers. In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by the NASD.

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

f.
Investment in Limited Partnership - The Company accounts for its investment in the limited partnership in accordance with the equity method of accounting. Such asset has been included in other assets in the accompanying consolidated statements of financial condition. The Company has an investment in the limited partnership for which the carrying value is $0 at September 30, 2006.

g.
Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and other liabilities approximates fair value based on the short-term maturity of these instruments.

h.
Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2006, the Company has determined that there has been no impairment of its long-lived assets.

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

	Fiscal Years Ended
	September 30,	September 30,	September 30,
	2006	2005	2004
Numerator:
Net income (loss)	$595,000	$(1,183,000)	$566,000
Preferred stock dividends	(381,000)	(290,000)	(266,000)
Numerator for basic and diluted earnings per share--net
income (loss) attributable to common stockholders	$214,000	$(1,473,000)	$300,000

Denominator:
Denominator for basic earnings per share--weighted
average shares	5,146,422	5,024,643	3,580,446
Effective of dilutive securities:
Stock options	36,520	—	36,182
Warrants	95,357	—	490,114
Dilutive potential common shares	131,877	—	526,296
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	5,278,299	5,024,643	4,106,742

Net income (loss) available to common stockholders
Basic:	$0.04	$(0.29)	$0.08

Diluted:	$0.04	$(0.29)	$0.07

For the fiscal year ended September 30, 2006, 5,158,613 shares attributable to outstanding Series A and B Preferred Stock and convertible notes were excluded from the calculation of diluted net income per share because if included the effect would be anitdilutive. For the fiscal year ended September 30, 2005, 5,357,278 shares attributable to outstanding Series A Preferred Stock, stock options and warrants were excluded from the calculation of diluted net income per share because if included the effect would be anitdilutive. For the fiscal year ended September 30, 2004, 2,078,465 shares attributable to outstanding Series A Preferred Stock were excluded from the calculation of diluted net income per share because if included the effect would be anitdilutive.

j.
Stock-Based Compensation - Prior to October 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The

Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.”

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.”  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  During fiscal year 2006, the Company granted 170,000 stock options with a fair value of approximately $88,000. A charge of approximately $20,000 was recorded in fiscal year 2006, relating to the amortization of the fair value associated with these grants.

For fiscal years 2005 and 2004, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  As required under SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure,” the following table presents pro forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during those years.

	Fiscal Years Ended
	September 30,	September 30,
	2005	2004

Net income (loss) attributable to common stockholders - as reported	$(1,473,000)	$300,000
Stock-based employee compensation cost determined under
fair value method, net of tax effects	(869,000)	(286,000)
Net income (loss) attributable to common stockholders - pro forma	$(2,342,000)	$14,000

Earnings (loss) per share

Basic earnings (loss) loss per share:
Net income (loss) attributable to common stockholders - as reported	$(0.29)	$0.08
Per share stock-based employee compensation cost
determined under fair value method, net of tax effects	(0.17)	(0.08)
Net income (loss) attributable to common stockholders - pro forma	$(0.46)	$—

Diluted earnings (loss) loss per share:
Net income (loss) attributable to common stockholders - as reported	$(0.29)	$0.07
Per share stock-based employee compensation cost
determined under fair value method, net of tax effects	(0.17)	(0.07)
Net income (loss) attributable to common stockholders - pro forma	$(0.46)	$—

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

	Fiscal Years Ended
	September 30,	September 30,	September 30,
	2006	2005	2004
Assumptions:
Risk-free interest rate	4.40%	3.15%	2.48%

Expected life, in years	3.0	5.0	3.0

Expected volatility	88%	135%	123%

As of September 30, 2006, there was $68,000 of total deferred compensation costs related to share-based compensation arrangements.

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the fiscal year then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2005	10,000	$—

Granted	170,000	$0.52

Vested	(101,250)	$0.62

Expired	(3,750)	$—

Nonvested at September 30, 2006	75,000	$0.33

k.
Concentrations of Credit Risk - The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company. The Company uses two clearing brokers for substantially all of its business. The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account. The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients. It is the Company’s policy to review, as necessary, the credit standing of its customers and each counterparty. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction and included in other receivables in the accompanying consolidated statements of financial condition, and/or (iii) charged as an expense in the accompanying consolidated statements of financial condition, based on the particular facts and circumstances.

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $100,000 at each institution. At times such amounts may exceed the FDIC limits. At September 30, 2006 the uninsured cash bank balance was $1,051,000. The Company believes it is not exposed to any significant credit risks for cash.

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

m.
Advances to Registered Representatives - Advances are given to certain registered representatives as an incentive for their affiliation with National Securities. The representative signs an independent contractor agreement with National Securities for a specified term, typically a three-year period. The advance is then amortized on a straight-line basis over the amount of time the representative is obligated to be affiliated with National Securities, and is included in commissions expense in the accompanying consolidated statements of operations. In the event the representative’s affiliation with National Securities terminates prior to the fulfillment of their contract, the representative is required to repay the unamortized balance.

n.
Securities Owned - Marketable securities which consist of publicly traded unrestricted common stock and bonds are valued at the closing price on the valuation date. Non-marketable securities which consist of non-tradable warrants exercisable into freely trading common stock of public companies are carried at fair value as determined in good faith by management.

o.	Other Assets - Other assets consist of investment in a venture capital fund, pre-paid expenses and lease deposits.

p.	Recently Issued Accounting Standards - In February 2006, the FASB issued Statement of Financial Accounting Standard 155 “Accounting for Certain Hybrid

Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal year 2007. Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	SIGNIFICANT AGREEMENTS AND TRANSACTIONS

a.	CLEARING AGREEMENTS

In December 2003, the Company engaged in discussions with the NASD relating to the Security Agreement between National Securities and its then current clearing firm, First Clearing Corporation (“First Clearing”), a wholly owned subsidiary of Wachovia Corporation, and its effect on the computation of National Securities’ net capital. As a result of these discussions, on December 15, 2003, the Company and First Clearing agreed in principle to the following: (1) National Securities’ clearing deposit was reduced from $1,000,000 to $500,000; (2) the excess $500,000 was paid to First Clearing to reduce the Company’s outstanding loan balance on its promissory note; and (3) the Security Agreement between National Securities and First Clearing was terminated. Furthermore, First

Clearing forgave payment of an additional $375,000 loan that was due to be paid in January 2004, resulting in a $375,000 gain on extinguishments of debt in the first quarter of fiscal year 2004.

In February 2004, the Company paid First Clearing $250,000 to fully repay its promissory note that had a balance of approximately $1,006,000 at such time. As a result of the repayment of this note, the Company realized gains on extinguishments of debt of approximately $756,000 in the second quarter of fiscal year 2004. Additionally, National Securities and First Clearing mutually agreed to terminate their clearing relationship.

In June 2004, National Securities entered into an agreement with Fiserv Securities, Inc. (“Fiserv”) to clear its brokerage business. The conversion from First Clearing to Fiserv was completed in the first week of October 2004. As part of this transaction, Fiserv provided National Securities with an $800,000 conversion assistance payment, $250,000 of which was paid upon execution of the clearing agreement, $250,000 of which was paid in mid-August 2004, and $300,000 of which was paid in October 2004.

In March 2005, NFS acquired the clearing business of Fiserv. In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. As part of this transaction, NFS provided National Securities with a $1.0 million conversion fee credit to reimburse the Company for the transitional, incremental costs incurred by National Securities relating to the conversion of its clearing business to NFS. National Securities was paid $250,000 in May 2005, and the remaining $750,000 was paid in July 2005. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

b.	CAPITAL TRANSACTIONS

(i)
In August 2005, upon the maturity of previously issued notes, the Company and two note holders entered into new note agreements providing for $1.0 million of notes with a maturity date of July 31, 2007, together with warrants having an expiration date of July 31, 2007 to purchase, in the aggregate, 200,000 shares of common stock at a price of $1.25 per share. These notes in the principal amount of $1.0 million were repaid in full in January 2006.

In February 2006, upon the maturity of a previously issued secured demand note, National Securities and the holder entered into a new $1.0 million secured demand note collateral agreement with a maturity date of March 1, 2007. The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share, with an expiration date of July 31, 2007.

The Company recorded total allocated fair value of $130,000 to the warrants. The fair value of the warrants was recorded as a debt discount and is being amortized to interest expense.

(ii)
In the first quarter of fiscal year 2003, the Company consummated a private placement of its securities, and issued 1,016,186 shares of restricted common stock and 1,016,186 warrants. In December 2005, the Company extended the expiration date of the warrants issued in this private placement, including the placement agent warrants, to December 23, 2006 from December 23, 2005.

(iii)
In January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The note holders received three-year warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. In December 2004, the Company rescinded a note in the principal amount of $25,000 and a warrant to purchase 6,250 shares of Common Stock. The remaining notes in the principal amount of $175,000 were repaid in full in March 2006.

In February 2004, the Company consummated a private offering of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act wherein the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. The note holders received three-year warrants to purchase an aggregate of 170,000 shares of the Company’s common stock at an exercise price of $1.50 per share, with an allocated fair value of approximately $143,000.

The Company is accreting the total allocated fair value of $183,000 over the three-year term of these promissory notes, and the balance from the January 2004 notes was accreted in March 2006. Such accretion has been included in “Interest” in the accompanying consolidated financial statements.

(iv)
In the fourth quarter of fiscal year 2004, the Company consummated a private placement of its securities to a limited number of accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. Each unit in this offering sold for $1.60 and consisted of two shares of the Company’s common stock and one three-year warrant to purchase one share of the Company’s common stock at a per share price of $1.50. Net proceeds of $930,000 closed in the fourth quarter of fiscal year 2004, and the Company correspondingly issued 1,250,000 shares of the Company’s common stock and 625,000 warrants.

(v)
In the fourth quarter of fiscal year 2004, the Company issued 100,000 shares of common stock as part of the settlement of an arbitration, as payment of approximately $100,000. In the second quarter of fiscal year 2005, the Company issued 40,000 shares of common stock as part of the settlement of two arbitrations as payment of approximately $40,000. Such payments have been included in “Professional fees”, and the issuance of the shares of common stock has been included in “Common stock” and “Additional paid-in capital”, in the accompanying consolidated financial statements.

(vi)
In January 2006, the Company completed a financing transaction exempt from registration under Section 4(2) of the Securities Act, under which certain new investors made a $2.0 million investment in the Company by purchasing an aggregate of the following: (i) $1.0 million for 10,000 shares of the Company’s newly created Series B Preferred Stock, which has a 10% dividend rate and is convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which are convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share.

The convertible promissory notes mature in January 2011. The Company granted 300,000 warrants to acquire shares of common stock to the note holders, and the fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $187,000 that will be charged to interest expense over the life of the debt.

The investment included $1.7 million by St. Cloud Capital Partners, L.P. (“St. Cloud”), and an aggregate of $300,000 by two unrelated investors. Marshall S. Geller, the Senior Managing Member of SCGP, LLC, the General Partner of St. Cloud, became a member of the Board of Directors of the Company simultaneous with the closing of the transaction. The Company incurred legal fees and other costs related to this capital transaction, in the amount of $56,000.

In January 2006, the Company used $1.0 million of the proceeds from the above private placement to pay in full $1.0 million of promissory notes held by two unrelated note holders that had a maturity date of July 31, 2007.

(vii)
In March 2006, the Company issued 159,090 shares of the Company’s common stock to an unaffiliated party for $175,000 in a private placement exempt from registration under Section 4(2) of the Securities Act. The proceeds from the private placement were used to retire $175,000 of the Company’s promissory notes that were due to mature in January 2007.

(viii)
In May 2006, the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933 for the resale of certain shares of Common Stock, shares of Common Stock issuable upon the conversion of preferred stock and notes, and exercise of certain warrants previously issued in connection with private placement transactions. The Registration Statement became effective on November 6, 2006.

4.	BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At September 30, 2006 and 2005 the receivables of $3,548,000 and $3,329,000, respectively, from brokers and dealers represent net amounts due for fees and commissions. At September

30, 2006 and 2005, the amounts payable to broker dealers and clearing organizations of $113,000 and $122,000, respectively, represent amounts payable for inventory purchases on behalf of the Company and its customers.

5.	OTHER RECEIVABLES

An analysis of other receivables, and the allowance for uncollectible accounts on such receivables for the fiscal years ended September 30, 2004, 2005 and 2006 is as follows:

	Other		Net
	Receivables	Allowance	Receivables
Balance, September 30, 2003	$1,359,000	$(650,000)	$709,000
Additions	435,000	—	435,000
Collections	(55,000)	—	(55,000)
Provision	—	(200,000)	(200,000)
Balance, September 30, 2004	1,739,000	(850,000)	889,000
Additions	110,000	—	110,000
Collections	(364,000)	—	(364,000)
Provision	—	(150,000)	(150,000)
Write-offs	(632,000)	632,000	—
Balance, September 30, 2005	853,000	(368,000)	485,000
Additions	343,000	—	343,000
Collections	(349,000)	—	(349,000)
Provision	—	(99,000)	(99,000)
Balance, September 30, 2006	$847,000	$(467,000)	$380,000

The $632,000 write off in fiscal year 2005 represents a reduction in the allowance for uncollectible amounts that had been reserved for in previous periods. Since this was a write off of an already existing allowance for uncollectible accounts, there was only a balance sheet effect and there was no income statement effect.

6.	ADVANCES TO REGISTERED REPRESENTATIVES

An analysis of advances to registered representatives for the fiscal years ended September 30, 2005 and 2006 is as follows:

Balance, September 30, 2004	$1,736,000
Advances	1,123,000
Amortization of advances	(1,206,000)
Balance, September 30, 2005	1,653,000
Advances	1,184,000
Amortization of advances	(1,281,000)
Balance, September 30, 2006	$1,556,000

The unamortized advances outstanding at September 30, 2006, 2005 and 2004 attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation was $32,000, $44,000 and $40,000, respectively.

7.	SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET

The following table shows the market values of the Company's securities owned and securities sold, but not yet purchased as of September 30, 2006 and 2005, respectively:

	September 30, 2006		September 30, 2005
		Securities		Securities
	Securities	sold, but not	Securities	sold, but not
	owned	yet purchased	owned	yet purchased
Corporate stocks	$459,000	$162,000	$150,000	$25,000
Corporate bonds	—	—	—	19,000
Government obligations	16,000	—	16,000	—
	$475,000	$162,000	$166,000	$44,000

Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected in the consolidated statements of financial condition.

Non-marketable securities owned at September 30, 2006 consist of non-tradable warrants exercisable into freely trading common stock of public companies totaling $402,000.

8.	FIXED ASSETS

Fixed assets as of September 30, 2006 and 2005, respectively, consist of the following:

	September 30, 2006	September 30, 2005	Estimated Useful Lives
Office machines	$138,000	$138,000	5 years
Furniture and fixtures	160,000	157,000	5 years
Telephone system	34,000	34,000	5 years
Electronic equipment	596,000	399,000	3 years
Leasehold improvements	262,000	246,000	Lesser of terms of leases or useful lives
	1,190,000	974,000
Less accumulated depreciation and amortization	(885,000)	(724,000)
Fixed assets - net	$305,000	$250,000

Depreciation and amortization expense for the years ended September 30, 2006, 2005 and 2004 was $162,000, $145,000 and $165,000, respectively.

9.	OTHER ASSETS

Other assets as of September 30, 2006 and 2005, respectively, consist of the following:

	September 30, 2006	September 30, 2005

Pre-paid expenses	$203,000	$234,000
Deposits	38,000	38,000
Deferred financing costs	24,000	—
Other	235,000	107,000
Total	$500,000	$379,000

10.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of September 30, 2006 and 2005, respectively, consist of the following:

	September 30, 2006	September 30, 2005

Commissions payable	$1,993,000	$2,204,000
Legal payable	325,000	555,000
Other	1,625,000	1,286,000
Total	$3,943,000	$4,045,000

11.	CONVERTIBLE NOTES PAYABLE

In January 2006, the Company completed a financing transaction that included 11% convertible promissory notes in the principal amount of $1,000,000 that are convertible into common stock at a price of $1.00 per share. The convertible promissory notes mature in January 2011. The Company granted 300,000 warrants to acquire shares of common stock to the note holders, and the fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $187,000 that will be charged to interest expense over the life of the debt. Such amortization has been included in “Interest” in the accompanying consolidated financial statements.

The following table summarizes convertible notes payable at September 30, 2006.

September 30, 2006
Notes payable to noteholders	$1,000,000
Less: Deferred debt discount	(159,000)
$841,000

12.	NOTES PAYABLE

In August 2005, upon the maturity of previously issued notes, the Company and two note holders entered into new note agreements providing for $1.0 million of notes with a maturity date of July 31, 2007, together with warrants having an expiration date of July 31, 2007 to purchase, in the aggregate, 200,000 shares of common stock at a price of $1.25 per share. These notes in the principal amount of $1.0 million were repaid in full in January 2006.

As discussed in Note 3b(iii) in January 2004, the Company consummated a private offering of its securities to a limited number of accredited investors wherein the Company issued an aggregate of $200,000 of three-year, 10% senior subordinated promissory notes to five unaffiliated parties. The note holders received three-year warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at an exercise price of $1.40 per share, with an allocated fair value of approximately $40,000. In December 2004, the Company rescinded a note in the principal amount of $25,000 and a warrant to purchase 6,250 shares of Common Stock. The remaining notes in the principal amount of $175,000 were repaid in full in March 2006.

In February 2004, the Company consummated a private offering of its securities to a limited number of accredited investors wherein the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. The note holders received three-year warrants to purchase an aggregate of 170,000 shares of the Company’s common stock at an exercise price of $1.50 per share, with an allocated fair value of approximately $143,000.

The Company is amortizing the total allocated fair value of $183,000 over the three-year term of these promissory notes, and the balance from the January 2004 notes was amortized in March 2006. Such amortization has been included in “Interest” in the accompanying consolidated financial statements.

The following table summarizes notes payable at September 30, 2006 and 2005, respectively:

	September 30, 2006	September 30, 2005
Notes payable to noteholders	$—	$1,000,000
2004 private placements	850,000	1,025,000
	850,000	2,025,000
Less: Deferred debt discount	(45,000)	(206,000)
	$805,000	$1,819,000

The notes outstanding on September 30, 2006 mature in fiscal year 2007.

13.	SECURED DEMAND NOTE / SUBORDINATED BORROWINGS

Subordinated borrowings represent a secured demand note that was entered into between National Securities and a related party. National Securities is a registered broker-dealer. The secured demand note was entered into in accordance with the form prescribed by the NASD, and it is accounted for in accordance with broker-dealer accounting SEC rule 15c3-1d. Accordingly, our balance sheet includes both an asset (“Secured demand note”) and the corresponding liability (“Subordinated borrowings”) in an identical amount. The secured demand note is available to compute net capital under SEC rule 15c3-1. The borrowings are subordinated to the claims of present and future creditors of the Company and cannot be repaid where such repayment will cause the Company to fail to meet its minimum net capital requirements in accordance with SEC rule 15c3-1.

In February 2001, National Securities entered into a three-year secured demand note collateral agreement with an employee of National Securities and a Director of the Company, to borrow securities that can be used by the Company for collateral agreements. These securities have been pledged through an unrelated broker-dealer, and have a borrowing value totaling $1,000,000. This note bears interest at 5% per annum with interest paid monthly. National Securities and the holder have entered into a new secured demand note collateral agreement with a maturity date of March 1, 2007. Certain of the securities totaling $412,000 have been pledged as collateral for a security deposit in the amount of $249,000 for an office lease, and two letters of credit in the amounts of $125,000 and $38,000, executed by the Company on behalf of National Securities. No amounts have been drawn on these letters of credit.

14.	INCOME TAXES

The income tax (provision) benefit consists of:

Fiscal Years Ended
	September 30, 2006	September 30, 2005	September 30, 2004
Current federal income tax benefit	$—	$—	$—
Current state income tax provision	—	—	—
	$—	$—	$—

The income tax (provision) benefit related to income (loss) from continuing operations before income taxes and extraordinary items varies from the federal statutory rate as follows:

	Years Ended
	September 30, 2006	September 30, 2005	September 30, 2004
Statutory federal rate	$(168,000)	$402,000	$(192,000)
State income taxes net of federal income tax benefit	(30,000)	35,000	(19,000)
Losses for which no benefit is provided	—	(437,000)	—
Utilization of net operating loss carryforwards	198,000	—	211,000
	$—	$—	$—

Significant components of the Company’s deferred tax assets that are included in other assets in the accompanying financial statements are as follows:
	September 30, 2006	September 30, 2005
Deferred tax assets:
Net operating loss carryforwards	$3,874,000	$4,187,000
Reserves for uncollectible receivables	159,000	128,000
Other temporary differences	52,000	44,000
Total deferred tax assets	4,085,000	4,359,000
Deferred tax liability:
Other temporary differences	(137,000)	—
Deferred tax asset	3,948,000	4,359,000
Valuation allowance	(3,948,000)	(4,359,000)
Net deferred tax asset	$—	$—

At September 30, 2006, the Company had available net operating loss carryovers of approximately $9.7 million that may be applied against future taxable income and expires at various dates through 2025, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not, that these tax benefits will not be realized. The valuation allowance for the deferred tax asset decreased by $411,000 during the fiscal year ended September 30, 2006 and increased by $547,000 during the fiscal year ended September 30, 2005.

15.	COMMITMENTS

Leases - As of September 30, 2006, the Company leases office space and equipment in various states expiring at various dates through 2012 and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending

2007	$1,602,000
2008	1,556,000
2009	584,000
2010	562,000
2011	579,000
Thereafter	443,000
$5,326,000

Rental expense under all operating leases for the years ended September 30, 2006, September 30, 2005 and September 30, 2004 was $1,901,000, $1,976,000 and $2,006,000, respectively.

Guarantees - The Company has secondarily guaranteed a lease of one of its branch offices, in the amount of $125,000 at September 30, 2006.

16.	CONTINGENCIES

The NASD was engaged in an industry-wide investigation of mutual fund trading activities. National Securities is one of the numerous broker-dealers contacted by the NASD with respect to this investigation. The NASD identified certain customer mutual fund transactions ordered through National Securities during the time period from October 2000 to February 2003 that it believed constituted mutual fund timing and/or excessive trading activity. National Securities engaged in discussions and negotiations with the NASD to informally resolve these matters. Such resolution resulted in a settlement, whereby National Securities, without admitting or denying any violations, agreed to make both restitution and pay a fine to the NASD, that in the aggregate approximate $600,000. Additionally, the Company is obligated to pay the fines imposed by the NASD on two executive officers totaling $50,000 pursuant to its indemnification obligations. The Company included the $650,000 in “Professional fees” in fiscal year 2004. The unpaid balance of $84,000 and $187,000 at September 30, 2006 and September 30, 2005, respectively, has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition..

In September 2006, the former chairman and chief executive officer of the Company, Steven A. Rothstein, commenced an arbitration against the current chairman and chief executive officer of the Company, Mark Goldwasser, in the matter Rothstein et al. vs. Goldwasser, NASD No. 06-04000.  Rothstein is alleging fraud and inequitable conduct relating to his attempts to sell his investment in the Company in calendar year 2001, and is seeking approximately $5,750,000 in damages.  The Company is indemnifying Mr. Goldwasser in this action.  The Company and Mr. Goldwasser believe this action is without merit, and intends to vigorously defend this action.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking in the aggregate damages of approximately $1,800,000 to $2,000,000. The Company believes such claims are substantially without merit, and estimates that its liability, primarily for defense costs, will approximate $300,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2006 and 2005, is $241,000 and $206,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. The Company has included in “Professional fees” litigation and other NASD related expenses of $799,000, $790,000 and $1,424,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

17.	STOCKHOLDERS' EQUITY

Shares Authorized - During the fiscal year ended September 30, 2004, the Company decreased its authorized number of shares of common stock from 60,000,000 to 30,000,000, increased its authorized number of shares of preferred stock from 100,000 to 200,000 and increased the number of authorized shares designated as Series A preferred stock from 30,000 to 50,000. During the fiscal year ended September 30, 2006, of the 200,000 authorized number of shares of preferred stock, the Company designated 20,000 of such shares as Series B preferred stock.

Cumulative Dividends on Convertible Preferred Stock - The holders of the Series A convertible preferred stock are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company’s Board of Directors, but are payable only when, as and if declared by the Company’s Board of Directors. In March 2004, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 3,352 shares of Series A preferred stock, in payment of approximately $503,000 of dividends accrued through January 31, 2004. In March 2005, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 2,143 shares of Series A preferred stock, in payment of approximately $322,000 of dividends accrued through March 31, 2005. In March 2006, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 1,996 shares of Series A preferred stock, in payment of approximately $300,000 of dividends accrued through March 31, 2006. Such shares were issued on April 30, 2006. In March 2006, the Company’s shareholders approved an amendment to decrease the conversion price of the Series A preferred stock to $1.25 per share from $1.50 per share. At September 30, 2006, the amount of accumulated dividends on the Company’s 35,316 issued and outstanding shares of Series A preferred stock was approximately $159,000.

The holders of the Company’s Series B Convertible preferred stock, convertible into the Company’s common stock at $.75 per share, are entitled to receive dividends on a quarterly basis at a rate of 10% per annum per share. Such dividends are cumulative and are payable only when declared by the Company’s Board of Directors. In August 2006, the Company’s Board of Directors declared a cash dividend of $25,000 payable to the holders of the Series B preferred stock that was paid in October 2006.

Stock Options - The Company’s stock option plans provide for the granting of stock options to certain key employees, directors and investment executives. Generally, options outstanding under the Company’s stock option plan are granted at prices equal to or above the market value of the stock on the date of grant, vest either immediately or ratably over up to five years, and expire five years subsequent to award.

In March 2006, the Company’s shareholders approved the 2006 stock option plan that reserved 1,500,000 shares of common stock for issuance of options granted under such plan. A summary of the status of the Company’s stock options and warrants outstanding is presented below.

The following tables summarize information about stock options outstanding at September 30, 2006.

Stock Options Under Plan
			Weighted
			Average Price
	Authorized	Outstanding	Per Share
Balance, September 30, 2003	1,991,500	404,150	$5.08
Granted	—	694,000	$2.47
Exercised	(26,003)	(26,003)	$1.00
Forfeitures	—	(46,997)	$3.00
Balance, September 30, 2004	1,965,497	1,025,150	$3.47
Granted	—	672,000	$1.32
Exercised	—	—
Forfeitures	—	(903,483)	$3.73
Balance, September 30, 2005	1,965,497	793,667	$1.35
2006 stock option plan	1,500,000	—
Granted	—	170,000	$1.14
Exercised	—	—
Forfeitures	(1,033,497)	(31,667)	$1.58
Balance, September 30, 2006	2,432,000	932,000	$1.30

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$0.40-$1.00	150,000	3.15	$0.88	75,000	$0.75
$1.25	290,000	3.38	$1.25	290,000	$1.25
$1.35-$1.375	437,000	3.55	$1.37	437,000	$1.37
$2.00-$3.80	55,000	1.51	$2.22	55,000	$2.22
	932,000			857,000

As of September 30, 2006, the aggregate intrinsic value of the Company’s outstanding and exercisable options was $56,000 and $37,000, respectively.

In February 2005, the Company issued 150,000 options to employees to purchase common stock. The options vested immediately at the date of the grant, have a 5-year life and are exercisable at prices ranging from $1.25 to $1.375 per share. The weighted average fair value of these options is approximately $1.30 per share. Also in February 2005, the Company modified the terms of 522,000 existing options by restating the exercise price to a range from $1.25 to $1.375 and fully accelerated the vesting period for these options.

In November 2005, the Company issued 100,000 options to an employee to purchase common stock. The options vest over two years, have a 5-year life and are exercisable at a price $1.00 per share. In March 2006, the Company issued 70,000 options to non-employee directors to purchase common stock. The options fully vest in six months after the date of grant, have a 5-year life and are exercisable at a price $1.35 per share.

The following tables summarize information about warrants outstanding at September 30, 2006.

Warrants
	Shares	Weighted Average Exercise Price	Exercisable
Outstanding at September 30, 2003	1,683,947	$1.71	1,683,947
Granted	909,500	$1.09
Exercised	(240,771)	$1.23
Expired	(27,600)	$3.09
Outstanding at September 30, 2004	2,325,076	$1.36	2,325,076
Granted	50,000	$1.25
Exercised	(21,546)	$0.93
Expired	(11,250)	$3.61
Outstanding at September 30, 2005	2,342,280	$1.36	2,342,280
Granted	300,000	$1.00
Expired	(76,923)	$1.25
Outstanding at September 30, 2006	2,565,357	$1.28	2,565,357

Warrants Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
$0.65	80,073	0.23	$0.65
$0.80	62,500	0.94	$0.80
$1.00	300,000	4.28	$1.00
$1.25	1,277,034	0.45	$1.25
$1.40	43,750	0.29	$1.40
$1.50	797,000	0.78	$1.50
$5.00	5,000	0.16	$5.00
	2,565,357

As of September 30, 2006, the aggregate intrinsic value of the Company’s outstanding and exercisable warrants was $151,000.

In April 2005, in connection with the resignation of the former chairmen of the Company, the Company issued to his designee, a three-year warrant to purchase 50,000 shares of the Company’s common stock at $1.25 per share.

In January 2006, as discussed in Note 3b(vi), the Company completed a financing transaction that included five-year warrants to purchase 300,000 shares of the Company’s common stock at $1.00 per share.

18.	NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At September 30, 2006, National Securities’ net capital exceeded the requirement by $2,076,000.

Advances, dividend payments and other equity withdrawals from its subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

19.	EMPLOYEE BENEFITS

The Company’s subsidiary has a defined 401(k) profit sharing plan (the “Plan”) that covers substantially all of its employees. Under the terms of the Plan, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company’s annual contributions are made at the discretion of the Board of Directors. During the fiscal years ended September 30, 2006, 2005 and 2004, the Company made no contributions to the Plan.

20.	SUBSEQUENT EVENT

In the first quarter of fiscal year 2007, the Company received proceeds of approximately $11,000 from the exercise of outstanding warrants to purchase 14,219 shares of the Company’s common stock.

21.	UNAUDITED QUARTERLY DATA

Selected Quarterly Financial Data (Dollars in thousands, except per share data)

	December 31,	March 31,	June 30,	September 30,
	2004	2005	2005	2005

Revenues	$13,108	$12,206	$9,996	$10,420

Net income (loss)	$(184)	$(139)	$111	$(971)
Preferred stock dividends	(71)	(69)	(75)	(75)
Net income (loss) attributable to common stockholders	$(255)	$(208)	$36	$(1,046)

Income (loss) per common share - Basic	$(0.05)	$(0.04)	$0.01	$(0.21)

Income (loss) per common share - Diluted	$(0.05)	$(0.04)	$0.01	$(0.21)

	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006

Revenues	$13,691	$18,787	$13,984	$12,265

Net income (loss)	$259	$424	$152	$(240)
Preferred stock dividends	(76)	(95)	(104)	(106)
Net income (loss) attributable to common stockholders	$183	$329	$48	$(346)

Income (loss) per common share - Basic	$0.04	$0.06	$0.01	$(0.07)

Income (loss) per common share - Diluted	$0.04	$0.04	$0.01	$(0.07)

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

22.	FINANCIAL INFORMATION - NATIONAL HOLDINGS CORPORATION

National Holdings was organized in 1996 and began operations on February 6, 1997. The following National Holdings (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.
STATEMENTS OF FINANCIAL CONDITION

ASSETS

	September 30,	September 30,
	2006	2005
Cash	$134,000	$2,000
Investment in subsidiaries	4,309,000	2,884,000
Other assets	252,000	153,000
	$4,695,000	$3,039,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
and other liabilities	$206,000	$290,000
Convertible notes payable	841,000	—
Notes payable	805,000	1,819,000
	1,852,000	2,109,000
Stockholders' equity	2,843,000	930,000
	$4,695,000	$3,039,000

STATEMENTS OF OPERATIONS

	Years ended
	September 30,	September 30,	September 30,
	2006	2005	2004
Operating expenses	$(1,017,000)	$(1,247,000)	$(1,215,000)
Other income (expense)
Gains on extinguishments of debt	—	—	1,131,000
Gain on investment	192,000	—	—
Gain on investment in subsidiaries	1,420,000	64,000	650,000
Net income (loss) before income tax	$595,000	$(1,183,000)	$566,000

STATEMENTS OF CASH FLOWS

	Years ended
	September 30, 2006	September 30, 2005	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$595,000	$(1,183,000)	$566,000
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
(Gain) loss on investment in subsidiaries	(1,424,000)	(157,000)	(650,000)
Gains on extinguishments of debt	—	—	(1,131,000)
Amortization of deferred financing costs	4,000	—	—
Amortization of note discount	189,000	163,000	122,000
Compensatory element of common stock issuance	12,000	—	—
Compensatory element of common stock option issuances	19,000	—	—
Forgiveness of loan	—	—	(251,000)
Issuance of common stock in settlement of arbitration	—	40,000	100,000
Changes in assets and liabilities	(154,000)	1,021,000	(366,000)
Net cash provided by (used in) operating activities	(759,000)	(116,000)	(1,610,000)

CASH FLOWS FROM INVESTING ACTIVITIES
(Capital contributions to) advances from subsidiary - net	(5,000)	17,000	207,000
Net cash provided by (used in) investing activities	(5,000)	17,000	207,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	173,000	—	930,000
Net proceeds from issuance of preferred stock	972,000	—	—
Net proceeds from issuance of convertible notes payable	1,000,000	—	—
Net proceeds from issuance of notes payable and warrants	—	—	1,036,000
Cash payment of deferred financing costs	(28,000)	—	—
Payments of notes payable	(1,175,000)	(75,000)	(750,000)
Dividends paid	(46,000)	—	—
Exercise of stock options and warrants	—	19,000	321,000
Net cash provided by financing activities	896,000	(56,000)	1,537,000

NET (DECREASE) INCREASE IN CASH	132,000	(155,000)	134,000

CASH BALANCE
Beginning of year	2,000	157,000	23,000
End of year	$134,000	$2,000	$157,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$406,000	$389,000	$272,000
Series B preferred stock dividends	$46,000	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Warrants issued in connection with debt	$187,000	$125,000	$341,000
Series A preferred stock dividends	$300,000	$322,000	$503,000