Form 10-Q
period 2006-12-31
NATIONAL HOLDINGS CORP
filed 2007-02-09
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2006	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Broadway, 27th Floor, New York, NY 10271
(Address including zip code of principal executive offices)
Registrant’s telephone number, including area code: (212) 417-8000

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
Large Accelerated Filer ☐     Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐   NO ☒

As of February 7, 2007 there were 5,358,611 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2006	2006
	(unaudited)	(see note below)
ASSETS
CASH	$243,000	$1,441,000
DEPOSITS WITH CLEARING ORGANIZATIONS	301,000	300,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS	5,434,000	3,548,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $467,000
at December 31, 2006 and September 30, 2006, respectively	464,000	380,000
ADVANCES TO REGISTERED REPRESENTATIVES	1,806,000	1,556,000
SECURITIES OWNED
Marketable, at market value	1,937,000	475,000
Non-marketable, at fair value	32,000	402,000
FIXED ASSETS, net	270,000	305,000
SECURED DEMAND NOTE	1,000,000	1,000,000
OTHER ASSETS	438,000	300,000

TOTAL ASSETS	$11,925,000	$9,707,000

LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS	$1,662,000	$113,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market	275,000	162,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES	4,441,000	3,943,000
CONVERTIBLE NOTES PAYABLE, net of debt discounts of $150,000 and
$159,000 at December 31, 2006 and September 30, 2006, respectively	850,000	841,000
NOTES PAYABLE, net of debt discounts of $25,000 and $45,000 at
December 31, 2006 and September 30, 2006, respectively	825,000	805,000
TOTAL LIABILITIES	8,053,000	5,864,000

SUBORDINATED BORROWINGS	1,000,000	1,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares designated as Series A and 20,000 shares designated as Series B
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 35,316 shares issued and outstanding (liquidation
preference: $3,531,600) at December 31, 2006 and September 30, 2006	-	-
Series B 9% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 10,000 shares issued and outstanding (liquidation
preference: $1,000,000) at December 31, 2006 and September 30, 2006	-	-
Common stock, $.02 par value, 30,000,000 shares authorized;
5,358,611 and 5,223,968 shares issued and outstanding,
at December 31, 2006 and September 30, 2006, respectively	107,000	104,000
Additional paid-in capital	17,092,000	16,956,000
Accumulated deficit	(14,327,000)	(14,217,000)
TOTAL STOCKHOLDERS' EQUITY	2,872,000	2,843,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,925,000	$9,707,000

Note: The balance sheet at September 30, 2006 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2006	2005
REVENUES:
Commissions	$8,422,000	$7,157,000
Net dealer inventory gains	3,298,000	1,861,000
Investment banking	556,000	3,052,000

Total commission and fee revenues	12,276,000	12,070,000

Interest and dividends	566,000	686,000
Transfer fees and clearing services	1,010,000	762,000
Other	434,000	173,000

TOTAL REVENUES	14,286,000	13,691,000

EXPENSES:
Commissions ad fees	9,784,000	9,688,000
Employee compensation and related expenses	1,514,000	1,292,000
Clearing fees	375,000	364,000
Communications	402,000	487,000
Occupancy and equipment costs	735,000	676,000
Professional fees	958,000	338,000
Interest	104,000	110,000
Taxes, licenses, registration	179,000	145,000
Other administrative expenses	320,000	332,000

TOTAL EXPENSES	14,371,000	13,432,000

NET (LOSS) INCOME	(85,000)	259,000

Preferred stock dividends	(105,000)	(76,000)

Net (loss) income attributable to common stockholders	$(190,000)	$183,000

NET (LOSS) INCOME PER COMMON SHARE

Basic:
Net (loss) income attributable to common stockholders	$(0.04)	$0.04

Diluted:
Net (loss) income attributable to common stockholders	$(0.04)	$0.04

Weighted average number of shares outstanding
Basic	5,251,915	5,047,737
Diluted	5,251,915	7,294,903

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(85,000)	$259,000
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities
Depreciation and amortization	37,000	32,000
Amortization of deferred financing costs	1,000	-
Amortization of note discount	29,000	33,000
Compensatory element of common stock issuance	-	12,000
Compensatory element of common stock options issuance	7,000	-
Changes in assets and liabilities
Deposits with clearing organizations	(1,000)	-
Receivables from broker-dealers, clearing organizations and others	(2,220,000)	(132,000)
Securities owned: marketable, at market value	(1,462,000)	(239,000)
Securities owned: non-marketable, at fair value	370,000	-
Other assets	(138,000)	95,000
Payables	2,046,000	129,000
Securities sold, but not yet purchased, at market	113,000	40,000
Net cash (used in) provided by operating activities	(1,303,000)	229,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,000)	(38,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(25,000)	-
Exercise of warrants	132,000	-
Net cash provided by (used in) financing activities	107,000	-

NET DECREASE IN CASH	(1,198,000)	191,000

CASH BALANCE
Beginning of the period	1,441,000	398,000

End of the period	$243,000	$589,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$74,000	$77,000
Series B preferred stock dividends	$25,000	$-

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National Holdings” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of December 31, 2006 and for the periods ended December 31, 2006 and December 31, 2005 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

NOTE 2. STOCK BASED COMPENSATION

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.”  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  During the three months ended December 31, 2005, the Company granted 100,000 employee stock options with a fair value of $33,000. No charge was recorded in the quarter ended December 31, 2005 as the expense incurred during the period associated with this grant was nominal. During the three months ended December 31, 2006, the Company granted 150,000 employee stock options with a fair value of $96,400. No charge was recorded in the quarter ended December 31, 2006 as the expense incurred during the period associated with this grant was nominal.

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

	2006	2005
Assumptions:
Risk-free interest rate	4.40%	4.40%

Expected life, in years	3.0	3.0

Expected volatility	122%	124%

A summary of the stock option activity as of December 31, 2006, and changes during the three month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2006	932,000	$1.30	3.31

Granted	150,000	$1.30	4.99

Expired	-

Outstanding at December 31, 2006	1,082,000	$1.30	3.33	$252,000

Exerciseable at December 31, 2006	957,000	$1.32	3.16	$212,000

As of December 31, 2006, there was $158,000 of total deferred compensation costs related to share-based compensation arrangements.

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the three month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2006	75,000	$0.33

Granted	75,000	$0.78

Vested	(25,000)	$0.33

Expired	-

Nonvested at December 31, 2006	125,000	$0.60

NOTE 3. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's securities owned and securities sold, but not yet purchased as of December 31, 2006:

	Securities	Securities sold, but
	owned	not yet purchased
Corporate stocks	$1,921,000	$230,000
Corporate bonds	-	45,000
Government obligations	16,000	-
	$1,937,000	$275,000

Non-marketable securities owned at December 31, 2006 consist of non-tradable warrants exercisable into freely trading common stock of public companies totaling $32,000.

NOTE 4. CLEARING AGREEMENTS

In April 2005, the Company’s wholly-owned subsidiary, National Securities Corporation (“National Securities”) entered into a clearing agreement with National Financial Services LLC (“NFS”) that became effective in June 2005. In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 business credit that has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition as of December 31, 2006. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson Financial Services, Inc. (“Penson”) for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships will be beneficial to the Company’s cost structure, liquidity and capital resources.

NOTE 5. CONTINGENCIES

In September 2006, the former chairman and chief executive officer of the Company, Steven A. Rothstein, commenced an arbitration against the current chairman and chief executive officer of the Company, Mark Goldwasser, in the matter Rothstein et al. vs. Goldwasser, NASD No. 06-04000.  Rothstein is alleging fraud and inequitable conduct relating to his attempts to sell his investment in the Company in calendar year 2001, and is seeking approximately $5,750,000 in damages.  The Company is indemnifying Mr. Goldwasser in this action.  The Company and Mr. Goldwasser believe this action is without merit, and intend to vigorously defend this action.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking in the aggregate damages of approximately $1,600,000. The Company believes such claims are substantially without merit, and estimates that its liability, primarily for defense costs, will approximate $160,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at December 31, 2006 and 2005, is $762,000 and $245,000, respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. Approximately $575,000 of the accrued legal fees at December 31, 2006 relates to the settlement of certain arbitrations. The Company has included in “Professional fees” litigation and NASD related expenses of $789,000 and $245,000 for the first quarter of fiscal year 2007 and 2006, respectively.

NOTE 6. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company’s Board of Directors, but are payable only when, as and if declared by the Company’s Board of Directors. At December 31, 2006, the amount of accumulated dividends on the Company’s 35,316 issued and outstanding shares of Series A preferred stock was approximately $239,000.

The holders of the Company’s Series B Convertible preferred stock, convertible into the Company’s common stock at $.75 per share, are entitled to receive dividends on a quarterly basis at a rate of 10% per annum per share. Such dividends are cumulative and are payable only when declared by the Company’s Board of Directors. In December 2006, the Company’s Board of Directors declared a cash dividend of $25,000 payable to the holders of the Series B preferred stock that was paid in January 2007.

NOTE 7. INCOME PER COMMON SHARE

Basic income per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

The following table sets forth the components used in the computation of basic and diluted income per common share:

	Three Months Ended
	December 31, 2006	December 31, 2005
Numerator:
Net income	$(85,000)	$259,000
Preferred stock dividends	(105,000)	(76,000)

Numerator for basic earnings per share--net income
attributable to common stockholders - as reported	(190,000)	183,000
Effect of dilutive securities:
Preferred stock dividends	-	76,000
Numerator for basic earnings per share--net income
attributable to common stockholders - as adjusted	$(190,000)	$259,000

Denominator:
Denominator for basic earnings per share--weighted average shares	5,251,915	5,047,737
Effective of dilutive securities:
Stock options	-	11,645
Warrants	-	14,190
Assumed conversion of:
Series A Preferred Stock	-	2,221,331
Series B Preferred Stock	-	-
Notes	-	-
Dilutive potential common shares	-	2,247,166
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	5,251,915	7,294,903

Net income available to common stockholders
Basic:	$(0.04)	$0.04

Diluted:	$(0.04)	$0.04

For the three-month period ended December 31, 2006, 7,829,644 shares attributable to outstanding Series A and B Preferred Stock, convertible notes, stock options and warrants were excluded from the calculation of diluted net income per share because if included the effect would be antildilutive.

NOTE 8. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of December 31, 2006 and September 30, 2006, respectively, consist of the following:

	December 31, 2006	September 30, 2006

Commissions payable	$1,974,000	$1,993,000
Legal payable	768,000	325,000
Other	1,699,000	1,625,000
Total	$4,441,000	$3,943,000

NOTE 9. STOCKHOLDERS’ EQUITY

In the first quarter ended December 31, 2006 the Company received proceeds of approximately $132,000 from the exercise of outstanding warrants.

NOTE 10. NEW SUBSIDIARIES

In the third quarter of fiscal year 2006, the Company formed National Insurance Corporation that will provide fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities. National Insurance is finalizing the requisite state registrations, and expects to commence active business operations during the current fiscal year.

In the first quarter of fiscal year 2007, the Company formed a new wholly owned subsidiary, National Holdings Mortgage Corporation that will operate a mortgage broker business. National Mortgage is in the process of completing the requisite state registrations, and has not yet commenced business operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2006. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

The Company’s first quarter of fiscal year 2007 resulted in an increase in revenues, and a greater increase in expenses compared to the same period last year. As a result, the Company reported a net loss of $85,000 compared with net income of $259,000 for the first quarters of fiscal years 2007 and 2006, respectively. This represents a decline of $344,000 from the prior period.

	Three Months Ended
	December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Commissions	$8,422,000	$7,157,000	$1,265,000	18%
Proprietary trading	2,800,000	1,841,000	959,000	52%
Market making	447,000	-	447,000	n/a
Mark-ups and mark-downs	51,000	20,000	31,000	155%
Net dealer inventory gains	3,298,000	1,861,000	1,437,000	77%
Investment banking	556,000	3,052,000	(2,496,000)	(82%)
Interest and dividends	566,000	686,000	(120,000)	(17%)
Transfer fees and clearance services	1,010,000	762,000	248,000	33%
Other	434,000	173,000	261,000	151%
	$14,286,000	$13,691,000	$595,000	4%

Total revenues increased $595,000, or 4%, in the first quarter of fiscal year 2007 to $14,286,000 from $13,691,000 in the first quarter of fiscal year 2006. During the first quarter of fiscal year 2007, total trading volume increased by approximately 11%, compared to the first quarter of fiscal year 2006. The increase in revenues and trading volume is due to the stronger securities market in fiscal year 2007 and the Company’s re-entry into market making activities. Commission revenue increased $1,265,000, or 18%, to $8,422,000 from $7,157,000 during the first quarter of fiscal year 2007 compared with the same period in fiscal year 2006. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $1,437,000, or 77%, to $3,298,000 from $1,861,000 during the first quarter of fiscal year 2007 compared with the same period in fiscal year 2006. The increase is due to the Company’s re-entry into market making activities and increased trading activity in foreign securities. During the first quarter of fiscal year 2007, revenues from proprietary trading increased $959,000, or 52%, to $2,800,000 from $1,841,000 in the first quarter of fiscal year 2006, revenues from market making activities increased to $447,000 from $0 in the first quarter of fiscal year 2006, and revenues from customer mark-ups and mark-downs increased $31,000, or 155%, to $51,000 from $20,000 in the first quarter of fiscal year 2006.

Investment banking revenue decreased $2,496,000, or 82%, to $556,000 from $3,052,000 in the first quarter of fiscal year 2007 compared with the first quarter of fiscal year 2006. The decrease in investment banking revenues is attributable to the Company having completed more investment banking transactions in the first quarter of fiscal year 2006. Interest and dividend income decreased $120,000 or 17%, to $566,000 from $686,000 in the first quarter of fiscal year 2007 compared with the same period last year. The decrease in interest income is attributable to lower margin debit balances resulting from a stricter margin policy imposed by our clearing firms. Transfer fees increased $248,000, or 33%, to $1,010,000 in the first quarter of fiscal year 2007 from $762,000 in the first quarter of fiscal year 2006. The increase is due to the higher trading volume experienced during the current year’s quarter.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $261,000, or 151%, to $434,000 from $173,000 during the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. The increase is due to an increase in fee based assets under management and investment income realized from the Company’s venture capital fund.

	Three Months Ended
	December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Commission expense related to:
Commission revenue	$7,333,000	$6,273,000	$1,060,000	17%
Net dealer inventory gains	2,441,000	1,340,000	1,101,000	82%
Investment banking	10,000	2,075,000	(2,065,000)	(100%)
Commissions	9,784,000	9,688,000	96,000	1%
Employee compensation	1,514,000	1,292,000	222,000	17%
Clearing fees	375,000	364,000	11,000	3%
Communications	402,000	487,000	(85,000)	(17%)
Occupancy and equipment costs	735,000	676,000	59,000	9%
Professional fees	958,000	338,000	620,000	183%
Interest	104,000	110,000	(6,000)	(5%)
Taxes, licenses and registration	179,000	145,000	34,000	23%
Other administrative expenses	320,000	332,000	(12,000)	(4%)
	$14,371,000	$13,432,000	$939,000	7%

In comparison with the 4% increase in total revenues, total expenses increased 7% or $939,000 to $14,371,000 for the first quarter of fiscal year 2007 compared to $13,432,000 in the first quarter of fiscal year 2006. The increase in total expenses is a result of legal fees and costs incurred to settle certain arbitrations. Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $96,000, or 1%, to $9,784,000 in the first quarter of fiscal year 2007 from $9,688,000 in the first quarter of fiscal year 2006. Commission expense related to commission revenue increased $1,060,000, or 17%, to $7,333,000 in the first quarter of fiscal year 2007 from $6,273,000 in the first quarter of fiscal year 2006; commission expense related to net dealer inventory gains increased $1,101,000, or 82%, to $2,441,000 in the first quarter of fiscal year 2007 from $1,340,000 in the first quarter of fiscal year 2006; and commission expense related to investment banking decreased $2,065,000, or almost 100%, to $10,000 in the first quarter of fiscal year 2007 from $2,075,000 in the first quarter of fiscal year 2006. Commission expense as a percentage of commission revenues decreased to 87% in the first quarter of fiscal year 2007 from 88% in the first quarter of fiscal year 2006. This decrease is attributable to a decrease in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 74% in the first quarter of fiscal year 2007 from 72% in the first quarter of fiscal year 2006. This increase is attributable to changes in the securities traded, and their related commission payouts. Commission expense as a percentage of investment banking decreased to 2% in the first quarter of fiscal year 2007 from 68% in the first quarter of fiscal year 2006. This decrease is due to the receipt of investment banking revenues in the first quarter of fiscal year 2007 that did not incur any corresponding commission expense. Commission expense includes the amortization of advances to registered representatives of $230,000 and $312,000 for the first quarter of fiscal years 2007 and 2006, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $222, 000, or 17%, to $1,514,000 in the first quarter of fiscal year 2007 from $1,292,000 in the first quarter of fiscal year 2006. The increase is attributable to new employees hired during fiscal year 2006. Overall, combined commission and employee compensation expense, as a percentage of revenue, decreased slightly to 79% from 80% in the first quarters of fiscal year 2007 and 2006, respectively.

Clearing fees increased $11,000, or 3%, to $375000 in the first quarter of fiscal year 2007 from $364,000 in the first quarter of fiscal year 2006. The smaller increase in clearing fees as compared to the increase in commission revenue is attributable to higher average commission revenue per ticket in the first quarter of fiscal year 2007.

Communication expenses decreased $85,000 or 17%, to $402,000 from $487,000 in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. The decrease is due to the Company’s ability to acquire certain of these services at a lower price. Occupancy costs increased $59,000, or 9%, to $735,000 from $676,000 in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. The increase in occupancy expense is due to costs incurred to transfer certain of the Company’s paper files to a digital system. Professional fees increased $620,000, or 183%, to $958,000 from $338,000 in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. The increase in professional fees is a result of legal fees and costs incurred to settle certain arbitrations.

Interest expense decreased $6,000, or 5%, to $104,000 from $110,000 in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. Taxes, licenses and registration increased $34,000, or 23%, to $179,000 from $145,000 in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. The increase is due to registration incentives provided to certain brokers who became affiliated with the Company in the first quarter of fiscal year 2007. Other administrative expenses decreased $12,000 or 4% to $320,000 from $332,000 in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006.

The Company reported a net loss of $85,000 in the first quarter of fiscal year 2007 compared to net income of $259,000 in the first quarter of fiscal year 2006. The net loss attributable to common stockholders in the first quarter of fiscal year 2007 was $190,000, or $.04 per common share, as compared to net income attributable to common stockholders in the first quarter of fiscal year 2006 of $183,000, or $.04 per common share. The net income attributable to common stockholders for the first quarter of fiscal year 2007 and 2006 reflects $105,000 and $76,000, respectively, of cumulative preferred stock dividends on the Company’s preferred stock.

Liquidity and Capital Resources

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At December 31, 2006, National Securities’ net capital exceeded the requirement by $1,665,000.

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

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 business credit that has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition as of December 31, 2006. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships will be beneficial to the Company’s cost structure, liquidity and capital resources.

In the quarter ended December 31, 2006, the Company received proceeds of approximately $132,000 from the exercise of outstanding warrants.

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

	Long	Short	Net
Corporate stocks	$1,921,000	$230,000	$1,691,000
Corporate bonds	-	45,000	(45,000)
Government obligations	16,000	-	16,000
	$1,937,000	$275,000	$1,662,000

The following table shows the quoted market values of the Company's marketable securities owned ("long"), securities sold, but not yet purchased ("short") and net positions as of December 31, 2006:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 2006, there were no significant developments in the Company’s legal proceedings. For a detailed discussion of the Company’s legal proceedings, please refer to Note 5 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On January 24, 2007, the Company and St. Cloud Capital Partners, L.P. (“St. Cloud”) amended the 11% convertible promissory note held by St. Cloud in the principal amount of $850,000 (the “Note”) in order to amend the Prepayment Charge (as defined therein) from a charge of 120% of the principal amount of the Note to a sliding charge of between 5% and 1% of the outstanding principal amount of the Note, depending upon the year in which a prepayment is made. Marshall S. Geller, a director of the Company, is a principal of St. Cloud.

ITEM 6. EXHIBITS

4.3	Amendment No. 1 to 11% Convertible Promissory Note.

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 9, 2007	By:	/s/ Mark Goldwasser
Mark Goldwasser
President and Chief Executive Officer

February 9, 2007	By:	/s/ Robert H. Daskal
Robert H. Daskal
Chief Financial Officer