Form 10-Q
period 2007-03-31
NATIONAL HOLDINGS CORP
filed 2007-05-08
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4128138 (I.R.S. Employer Identification No.)

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

As of May 7, 2007 there were 5,410,038 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	March 31,	September 30,
	2007	2006
	(unaudited)	(see note below)

CASH	$1,536,000	$1,441,000
DEPOSITS WITH CLEARING ORGANIZATIONS	301,000	300,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS	4,478,000	3,548,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $467,000
at March 31, 2007 and September 30, 2006, respectively	664,000	380,000
ADVANCES TO REGISTERED REPRESENTATIVES	2,318,000	1,556,000
SECURITIES OWNED
Marketable, at market value	890,000	475,000
Non-marketable, at fair value	-	402,000
FIXED ASSETS, net	289,000	305,000
SECURED DEMAND NOTE	1,000,000	1,000,000
OTHER ASSETS	446,000	300,000

TOTAL ASSETS	$11,922,000	$9,707,000

LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS	$714,000	$113,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market	176,000	162,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES	4,707,000	3,943,000
CONVERTIBLE NOTES PAYABLE, net of debt discounts of $140,000 and $159,000
at March 31, 2007 and September 30, 2006, respectively	860,000	841,000
NOTES PAYABLE, net of debt discounts of $187,000 and $45,000
at March 31, 2007 and September 30, 2006, respectively	813,000	805,000
TOTAL LIABILITIES	7,270,000	5,864,000

SUBORDINATED BORROWINGS	1,000,000	1,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
designated as Series A and 20,000 shares designated as Series B	-	-
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 37,550 shares issued and outstanding (liquidation preference: $3,755,000) at March 31, 2007 and 35,316 shares issued and
outstanding (liquidation preference: $3,531,600) at September 30, 2006	-	-
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 10,000 shares issued and outstanding (liquidation preference: $1,000,000) at March 31, 2007 and September 30, 2006,
respectively	-	-
Common stock, $.02 par value, 30,000,000 shares authorized;
5,402,851 and 5,223,968 shares issued and outstanding,
at March 31, 2007 and September 30, 2006, respectively	108,000	104,000
Additional paid-in capital	17,639,000	16,956,000
Accumulated deficit	(14,095,000)	(14,217,000)
TOTAL STOCKHOLDERS' EQUITY	3,652,000	2,843,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,922,000	$9,707,000

Note: The balance sheet at September 30, 2006 has been derived from the audited consolidated financial statements at that date.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	Three Months Ended		Six Months Ended
REVENUES:
Commissions	$8,522,000	$10,714,000	$16,944,000	$17,871,000	$(2,192,000)	-20%	$(927,000)	-5%
Net dealer inventory gains	3,760,000	2,191,000	7,059,000	4,052,000	1,569,000	72%	3,007,000	74%
Investment banking	3,112,000	4,042,000	3,667,000	7,093,000	(930,000)	-23%	(3,426,000)	-48%

Total commission and fee revenues	15,394,000	16,947,000	27,670,000	29,016,000

Interest and dividends	796,000	696,000	1,361,000	1,382,000	100,000	14%	(21,000)	-2%
Transfer fees and clearing services	1,005,000	969,000	2,015,000	1,730,000	36,000	4%	285,000	16%
Other	420,000	175,000	853,000	347,000	245,000	140%	506,000	146%

TOTAL REVENUES	17,615,000	18,787,000	31,899,000	32,475,000	(1,172,000)	-6%	(576,000)	-2%

EXPENSES:
Commissions	12,392,000	14,043,000	22,176,000	23,731,000	(1,651,000)	-12%	(1,555,000)	-7%
Employee compensation and related expenses	1,749,000	1,592,000	3,262,000	2,884,000	157,000	10%	378,000	13%
Clearing fees	343,000	436,000	718,000	800,000	(93,000)	-21%	(82,000)	-10%
Communications	426,000	546,000	828,000	1,033,000	(120,000)	-22%	(205,000)	-20%
Occupancy and equipment costs	741,000	633,000	1,476,000	1,308,000	108,000	17%	168,000	13%
Professional fees	559,000	246,000	1,517,000	584,000	313,000	127%	933,000	160%
Interest	105,000	176,000	209,000	285,000	(71,000)	-40%	(76,000)	-27%
Taxes, licenses, registration	164,000	169,000	342,000	314,000	(5,000)	-3%	28,000	9%
Other administrative expenses	560,000	522,000	880,000	854,000	38,000	7%	26,000	3%

TOTAL EXPENSES	17,039,000	18,363,000	31,408,000	31,793,000	(1,324,000)	-7%	(385,000)	-1%

NET INCOME	576,000	424,000	491,000	682,000	152,000	36%	(191,000)	-28%

Preferred stock dividends	(103,000)	(95,000)	(208,000)	(171,000)	(8,000)	8%	(37,000)	22%

Net income attributable to common stockholders	$473,000	$329,000	$283,000	$511,000	$144,000	44%	$(228,000)	-45%

NET INCOME PER COMMON SHARE

Basic:
Net income attributable to common stockholders	$0.09	$0.06	$0.05	$0.10

Diluted:
Net income attributable to common stockholders	$0.05	$0.04	$0.05	$0.07

Weighted average number of shares outstanding
Basic	5,370,917	5,089,625	5,310,762	5,068,451
Diluted	11,193,816	10,383,571	10,909,161	10,283,235

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$491,000	$682,000
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	74,000	68,000
Amortization of deferred financing costs	4,000	1,000
Amortization of note discount	61,000	130,000
Compensatory element of common stock issuance	-	12,000
Compensatory element of common stock option issuances	29,000	5,000
Changes in assets and liabilities
Deposits with clearing organizations	(1,000)	-
Receivables from broker-dealers, clearing organizations and others	(1,976,000)	(1,198,000)
Securities owned: marketable, at market value	(415,000)	(300,000)
Securities owned: non-marketable, at fair value	402,000	-
Other assets	(146,000)	(96,000)
Payables	1,392,000	1,678,000
Securities sold, but not yet purchased, at market	14,000	29,000
Net cash (used in) provided by operating activities	(71,000)	1,011,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(58,000)	(117,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	-	175,000
Net proceeds from issuance of preferred stock	-	972,000
Net proceeds from issuance of convertible notes payable	-	1,000,000
Net proceeds from issuance of notes payable	1,000,000	-
Cash payment of deferred financing costs	(22,000)	(28,000)
Payment of notes payable	(850,000)	(1,175,000)
Dividends paid	(50,000)	-
Exercise of stock options and warrants	146,000	-
Net cash provided by financing activities	224,000	944,000

NET INCREASE IN CASH	95,000	1,838,000

CASH BALANCE
Beginning of the period	1,441,000	398,000

End of the period	$1,536,000	$2,236,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$163,000	$165,000
Series B preferred stock dividends	$50,000	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Warrants issued in connection with debt	$195,000	$187,000
Preferred stock dividends	$317,000	$300,000

Interest Equals
Interest expense on operating statement	209,000
increased by accrued interest payable at NHLD at beginning of period and	56,082
decreased by accrued interest payable at NHLD at end of period	37,260

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National Holdings” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of March 31, 2007 and for the periods ended March 31, 2007 and March 31, 2006 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and reporting for uncertainty in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN 48 are effective after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company is evaluating the impact that the adoption of this pronouncement will have on the consolidated financial position, results of operations, or cash flows of the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. STOCK BASED COMPENSATION

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  During the three and six months ended March 31, 2006, the Company granted 70,000 and 170,000 stock options, respectively, with a fair value of approximately $55,000 and $88,000, respectively. A charge of approximately $4,000 was recorded in the three and six months ended March 31, 2006, relating to the amortization of the fair value associated with these grants. During the three and six months ended March 31, 2007, the Company granted 570,000 and 720,000 stock options, respectively, with a fair value of approximately $478,000 and $574,000, respectively. A charge of approximately $22,000 and $29,000 was recorded in the three and six months ended March 31, 2007, respectively, relating to the amortization of the fair value associated with stock option grants.

As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards that are ultimately expected to vest, it has been reduced for expected forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that the Company records under SFAS No. 123(R) may differ significantly from what has been recorded in the current period.

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

	2007	2006
Assumptions:
Risk-free interest rate	4.40%	4.40%

Expected life, in years	3.0	3.0

Expected volatility	83%	88%

A summary of the stock option activity as of March 31, 2007, and changes during the six month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2006	932,000	$1.30	3.31

Granted	720,000	$1.60	4.91

Exercised	(20,000)	$0.72

Expired	(25,000)	$2.00

Outstanding at March 31, 2007	1,607,000	$1.43	3.83	$425,000

Exerciseable at March 31, 2007	962,000	$1.33	3.17	$333,000

As of March 31, 2007, there was $613,000 of total deferred compensation costs related to share-based compensation arrangements.

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the six month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2006	75,000	$ 0.33

Granted	595,000	$ 0.81

Vested	(25,000)	$ 0.33

Expired	-

Nonvested at March 31, 2007	645,000	$ 0.78

NOTE 4. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's marketable securities owned and securities sold, but not yet purchased as of March 31, 2007:

	Securities held	Securities sold, but
	for resale	not yet purchased
Corporate stocks	$868,000	$176,000
Corporate bonds	6,000	-
Government obligations	16,000	-
	$890,000	$176,000

NOTE 5. CLEARING AGREEMENTS

In April 2005, the Company’s wholly-owned subsidiary, National Securities Corporation (“National Securities”) entered into a clearing agreement with National Financial Services LLC (“NFS”) that became effective in June 2005. In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 business credit, that is being amortized over an eight year period, the net amount of which has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition as of March 31, 2007. In the second quarter of fiscal year 2007, NFS agreed to provide National Securities a $250,000 clearing fee waiver that is being amortized over a two year period, the net amount of which has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition as of March 31, 2007. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson Financial Services, Inc. (“Penson”) for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships is beneficial to the Company’s cost structure, liquidity and capital resources.

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

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking in the aggregate damages of approximately $1,200,000. The Company believes such claims are substantially without merit, and estimates that its liability, primarily for defense costs, will approximate $200,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2007 and 2006, is $331,000 and $228,000, respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. The Company has included in “Professional fees” litigation and NASD related expenses of $344,000 and $155,000 for the second quarter of fiscal year 2007 and 2006, respectively, and $1,133,000 and $400,000 for the first six months of fiscal year 2007 and 2006, respectively.

NOTE 7. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company’s Board of Directors, but are payable only when, as and if declared by the Company’s Board of Directors. In March 2007, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 2,537 shares of Series A preferred stock, in payment of approximately $317,000 of dividends accrued through March 31, 2007. Such shares were issued on April 30, 2007. At March 31, 2007, the accumulated dividend on the Company’s 37,550 issued and outstanding shares of Series A preferred stock was $0.

The holders of the Company’s Series B convertible preferred stock, convertible into the Company’s common stock at $.75 per share, are entitled to receive dividends on a quarterly basis at a rate of 10% per annum per share. Such dividends are cumulative and are payable only when declared by the Company’s Board of Directors. In March 2007, the Company’s Board of Directors declared a cash dividend of $25,000 payable to the holders of the Series B preferred stock that was paid in April 2007.

NOTE 8. INCOME PER COMMON SHARE

Basic income per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

The following table sets forth the components used in the computation of basic and diluted income per common share:

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Numerator:
Net income	$576,000	$424,000	$491,000	$682,000
Preferred stock dividends	(103,000)	(95,000)	(208,000)	(171,000)
Numerator for basic earnings per share
-- net income attributable to
common stockholders - as reported	473,000	329,000	283,000	511,000
Effect of dilutive securities:
Interest on convertible notes	27,000	24,000	54,000	24,000
Preferred stock dividends	103,000	95,000	208,000	171,000
Numerator for basic earnings per share
-- net income attributable to
common stockholders - as adjusted	$603,000	$448,000	$545,000	$706,000

Denominator:
Denominator for basic earnings per
share--weighted average shares	5,370,917	5,089,625	5,310,762	5,068,451
Effect of dilutive securities:
Stock options	207,934	37,372	104,786	17,905
Warrants	277,632	97,961	156,280	38,266
Assumed conversion of:
Series A Preferred Stock	3,004,000	2,825,280	3,004,000	2,825,280
Series B Preferred Stock	1,333,333	1,333,333	1,333,333	1,333,333
Notes	1,000,000	1,000,000	1,000,000	1,000,000
Dilutive potential common shares	5,822,899	5,293,946	5,598,399	5,214,784
Denominator for diluted earnings per
share--adjusted weighted-average
shares and assumed conversions	11,193,816	10,383,571	10,909,161	10,283,235

Net income available to
common stockholders
Basic:	$0.09	$0.06	$0.05	$0.10

Diluted:	$0.05	$0.04	$0.05	$0.07

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of March 31, 2007 and September 30, 2006, respectively, consist of the following:

	March 31, 2007	September 30, 2006

Commissions payable	$1,975,000	$1,993,000
Legal payable	348,000	325,000
Other	2,384,000	1,625,000
Total	$4,707,000	$3,943,000

NOTE 10. NOTES PAYABLE

In February 2007, the Company used $850,000 of the proceeds from the private placement of 10% promissory notes (See Note 11) to pay in full promissory notes that had maturity dates in February 2007.

In February 2007, National Securities and the holder of a $1.0 million secured demand note that was scheduled to mature on March 1, 2007, extended the term of the secured demand note to March 1, 2008.

NOTE 11. PRIVATE PLACEMENT OF 10% PROMISSORY NOTES

In February 2007, the Company completed a financing transaction under which certain investors made an investment in the Company by purchasing 10% promissory notes in the principal amount of $1.0 million, with warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.40 per share. The promissory notes mature in February 2009, and have a stated interest rate of 10% per annum. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $195,000 that will be charged to interest expense over the life of the debt.

The Company and the investors entered into a registration rights agreement, wherein the investors received unlimited piggyback registration rights and one demand registration right for the shares of common stock issuable upon exercise of the warrants. The investors can make such demand one year after the date of issuance of the warrants, and the Company has agreed to file the registration statement within 90 days of such demand. The Company has agreed to use commercially reasonable efforts to have the registration statement declared effective. There are no penalties for failure to have the registration statement declared effective.

The investment included $500,000 by Christopher C. Dewey and $250,000 by St. Cloud Capital Partners, L.P. (“St. Cloud”). Mr. Dewey, and Marshall S. Geller, the Co-Founder and Senior Managing Partner of St. Cloud, are each members of the Company’s board of directors. The Company incurred legal fees and other costs related to this capital transaction in the amount of $22,000 that were capitalized and will be amortized to interest expense over the life of the promissory notes.

NOTE 12. STOCKHOLDERS’ EQUITY

In the three and six months ended March 31, 2007 the Company received proceeds of approximately $14,000 and $146,000, respectively, from the exercise of 20,000 and 154,643, respectively, outstanding warrants and stock options. In the second quarter ended March 31, 2007, a holder of Series A preferred stock converted 303 shares of Series A preferred stock into 24,240 share of the Company’s common stock. In April 2007, the Company received proceeds of approximately $5,700 from the exercise of outstanding warrants to purchase 7,187 shares of the Company’s common stock.

NOTE 13. NEW SUBSIDIARIES

In the third quarter of fiscal year 2006, the Company formed National Insurance Corporation (“National Insurance”) that provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities. National Insurance has finalized certain of the requisite state registrations, and commenced business operations during the second quarter of fiscal year 2007, that were diminimus.

In the first quarter of fiscal year 2007, the Company formed a new wholly owned subsidiary, National Holdings Mortgage Corporation (“National Holdings Mortgage”) that will operate a mortgage broker business. National Mortgage is in the process of completing the requisite state registrations, and has not yet commenced business operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The Company’s second quarter of fiscal year 2007 resulted in a decrease in revenues, and a comparatively greater decrease in expenses compared to the same period last year. As a result, the Company reported net income of $576,000 compared with net income of $424,000 for the second quarter of fiscal years 2007 and 2006, respectively. This represents an improvement of $152,000 from the prior period.

	Three Months Ended
	March 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Commissions	$8,522,000	$10,714,000	$(2,192,000)	(20%)
Proprietary trading	3,498,000	2,062,000	1,436,000	70%
Market making	168,000	76,000	92,000	121%
Mark-ups and mark-downs	94,000	53,000	41,000	77%
Net dealer inventory gains	3,760,000	2,191,000	1,569,000	72%
Investment banking	3,112,000	4,042,000	(930,000)	(23%)
Interest and dividends	796,000	696,000	100,000	14%
Transfer fees and clearance services	1,005,000	969,000	36,000	4%
Other	420,000	175,000	245,000	140%
	$17,615,000	$18,787,000	$(1,172,000)	(6%)

Total revenues decreased $1,172,000, or 6%, in the second quarter of fiscal year 2007 to $17,615,000 from $18,787,000 in the second quarter of fiscal year 2006. This decrease is due to a decline in commissions and the completion of fewer and relatively smaller investment banking transactions, partially offset by an increase in net dealer inventory gains. During the second quarter of fiscal year 2007, total trading volume decreased 8%, compared to the second quarter of fiscal year 2006. The greater decrease in trading volume compared to revenues reflects an increase in the average revenue per trade, partially offset by the Company’s re-entry into market making activities. Trading volume in this period related to retail brokerage decreased 15%. Commission revenue decreased $2,192,000, or 20%, to $8,522,000 from $10,714,000 during the second quarter of fiscal year 2007 compared with the same period in fiscal year 2006. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $1,569,000, or 72%, to $3,760,000 from $2,191,000 during the second quarter of fiscal year 2007 compared with the same period in fiscal year 2006. The increase is primarily due to an increase in proprietary trading in the bond market, and reflects the Company’s re-entry into market making activities. During the second quarter of fiscal year 2007, revenues from proprietary trading increased $1,436,000, or 70%, to $3,498,000 from $2,062,000 in the same period of fiscal year 2006, revenues from market making activities increased $92,000, or 121%, to $168,000 from $76,000 in the second quarter of fiscal year 2006, and revenues from customer mark-ups and mark-downs increased $41,000, or 77%, to $94,000 from $53,000 in the second quarter of fiscal year 2006.

Investment banking revenue decreased $930,000, or 23%, to $3,112,000 from $4,042,000 in the second quarter of fiscal year 2007 compared with the second quarter of fiscal year 2006. The decrease in investment banking revenues is attributable to the Company having completed fewer and relatively smaller investment banking transactions in the second quarter of fiscal year 2007. Interest and dividend income increased $100,000, or 14%, to $796,000 from $696,000 in the second quarter of fiscal year 2007 compared with the same period last year. The increase in interest income is attributable to an increase in the amount of debit balances in National Securities’ customer accounts from the same period last year. Transfer fees increased $36,000, or 4%, to $1,005,000 in the second quarter of fiscal year 2007 from $969,000 in the second quarter of fiscal year 2006. The increase reflects higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees, and miscellaneous transaction fees and trading fees, increased $245,000, or 140%, to $420,000 from $175,000 during the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. The increase is due to an increase in fee based assets under management.

	Three Months Ended
	March 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Commission expense related to:
Commission revenue	$7,629,000	$9,449,000	$(1,820,000)	(19%)
Net dealer inventory gains	2,927,000	1,644,000	1,283,000	78%
Investment banking	1,836,000	2,950,000	(1,114,000)	38%
Commissions	12,392,000	14,043,000	(1,651,000)	(12%)
Employee compensation	1,749,000	1,592,000	157,000	10%
Clearing fees	343,000	436,000	(93,000)	(21%)
Communications	426,000	546,000	(120,000)	(22%)
Occupancy and equipment costs	741,000	633,000	108,000	17%
Professional fees	559,000	246,000	313,000	127%
Interest	105,000	176,000	(71,000)	(40%)
Taxes, licenses and registration	164,000	169,000	(5,000)	(3%)
Other administrative expenses	560,000	522,000	38,000	7%
	$17,039,000	$18,363,000	$(1,324,000)	(7%)

In comparison with the 6% decrease in total revenues, total expenses decreased 7%, or $1,324,000, to $17,039,000 for the second quarter of fiscal year 2007 compared to $18,363,000 in the second quarter of fiscal year 2006. The decrease in total expenses is primarily the result of lower commission expenses directly associated with commission revenues.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $1,651,000, or 12%, to $12,392,000 in the second quarter of fiscal year 2007 from $14,043,000 in the second quarter of fiscal year 2006. Commission expense related to commission revenue decreased $1,820,000, or 19%, to $7,629,000 in the second quarter of fiscal year 2007 from $9,449,000 in the second quarter of fiscal year 2006; commission expense related to net dealer inventory gains increased $1,283,000, or 78%, to $2,927,000 in the second quarter of fiscal year 2007 from $1,644,000 in the second quarter of fiscal year 2006; and commission expense related to investment banking decreased $1,114,000, or 38%, to $1,836,000 in the second quarter of fiscal year 2007 from $2,950,000 in the second quarter of fiscal year 2006. Commission expense as a percentage of commission revenues increased to 90% in the second quarter of fiscal year 2007 from 88% in the second quarter of fiscal year 2006. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 78% in the second quarter of fiscal year 2007 from 75% in the second quarter of fiscal year 2006. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking revenues decreased to 59% in the second quarter of fiscal year 2007 from 73% in the second quarter of fiscal year 2006. This decrease is attributable to the type and size of the particular investment banking transactions completed in the current year’s quarter. Commission expense includes the amortization of advances to registered representatives of $346,000 and $305,000 for the second quarter of fiscal years 2007 and 2006, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $157,000, or 10%, to $1,749,000 in the second quarter of fiscal year 2007 from $1,592,000 in the second quarter of fiscal year 2006. The increase is attributable to new employees hired during fiscal years 2007 and 2006. Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 80% from 83% in the second quarter of fiscal years 2007 and 2006, respectively. The decrease is attributable to an overall lower payout percentage related to commission revenues.

Clearing fees decreased $93,000, or 21%, to $343,000 in the second quarter of fiscal year 2007 from $436,000 in the second quarter of fiscal year 2006. The decrease in clearing fees is attributable to the reduction in commission revenues in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006, and the amortization of credits received from one of the Company’s clearing firms.

Communications expense decreased $120,000, or 22%, to $426,000 from $546,000 in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. The decrease is primarily due to the Company’s ability to acquire certain of these services at a lower price. Occupancy costs increased $108,000, or 17%, to $741,000 from $633,000 in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. The increase in occupancy expense is due to costs incurred to transfer certain of the Company’s paper files to a digital system, and annual rent increases contained in the Company’s office leases. Professional fees increased $313,000, or 127%, to $559,000 from $246,000 in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. The increase in professional fees is primarily a result of legal fees and costs incurred to settle certain arbitrations.

Interest expense decreased $71,000, or 40%, to $105,000 from $176,000 in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. The decrease in interest expense is primarily attributable to the acceleration of amortization on notes that were paid prior to maturity in the second quarter of fiscal year 2006. Included in interest expense is the amortization of $34,000 and $99,000 for the second quarter of fiscal years 2007 and 2006, respectively. Taxes, licenses and registration decreased $5,000, or 3%, to $164,000 from $169,000 in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. Other administrative expenses increased $38,000, or 7%, to $560,000 from $522,000 in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. The increase in other administrative expenses is attributable to incentives provided to new registered representatives.

The Company reported net income of $576,000 in the second quarter of fiscal year 2007 compared to net income of $424,000 in the second quarter of fiscal year 2006. Overall, the diluted earnings attributable to common stockholders in the second quarter of fiscal year 2007 was $473,000, or $.05 per common share, as compared to the diluted earnings attributable to common stockholders of $329,000, or $.04 per common share in the second quarter of fiscal year 2006. The net income attributable to common stockholders reflects $103,000 and $95,000 of cumulative preferred stock dividends on the Company’s preferred stock for the second quarter of fiscal years 2007 and 2006, respectively.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

The Company’s first six months of fiscal year 2007 resulted in a decrease in revenues, and a relatively similar decrease in expenses compared to the same period last year. As a result, the Company reported net income of $491,000 compared with net income of $682,000 for the first six months of fiscal years 2007 and 2006, respectively. This represents a decline of $191,000 from the prior period.

	Six Months Ended
	March 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Commissions	$16,944,000	$17,871,000	$(927,000)	(5%)
Proprietary trading	6,299,000	3,895,000	2,404,000	62%
Market making	615,000	84,000	531,000	632%
Mark-ups and mark-downs	145,000	73,000	72,000	99%
Net dealer inventory gains	7,059,000	4,052,000	3,007,000	74%
Investment banking	3,667,000	7,093,000	(3,426,000)	(48%)
Interest and dividends	1,361,000	1,382,000	(21,000)	(2%)
Transfer fees and clearance services	2,015,000	1,730,000	285,000	16%
Other	853,000	347,000	506,000	146%
	$31,899,000	$32,475,000	$(576,000)	(2%)

Total revenues decreased $576,000, or 2%, in the first six months of fiscal year 2007 to $31,899,000 from $32,475,000 in the first six months of fiscal year 2006. This decrease is due to a decline in commissions and the completion of fewer and relatively smaller investment banking transactions, partially offset by an increase in net dealer inventory gains. During the first six months of fiscal year 2007, total trading volume increased less than 1%, compared to the first six months of fiscal year 2006. This slight increase reflects an increase in the average revenue per trade. Trading volume in this period related to retail brokerage decreased 10%. Commission revenue decreased $927,000, or 5%, to $16,944,000 from $17,871,000 during the first six months of fiscal year 2007 compared with the same period in fiscal year 2006. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $3,007,000, or 74%, to $7,059,000 from $4,052,000 during the first six months of fiscal year 2007 compared with the same period in fiscal year 2006. The increase is primarily due to an increase in proprietary trading in the bond market, and reflects the Company’s re-entry into market making activities. During the first six months of fiscal year 2007, revenues from proprietary trading increased $2,404,000, or 62%, to $6,299,000 from $3,895,000 in the same period of fiscal year 2006, revenues from market making activities increased $531,000, or 632%, to $615,000 from $84,000 in the first six months of fiscal year 2007, and revenues from customer mark-ups and mark-downs increased $72,000, or 99%, to $145,000 from $73,000 in the first six months of fiscal year 2006.

Investment banking revenue decreased $3,426,000, or 48%, to $3,667,000 from $7,093,000 in the first six months of fiscal year 2007 compared with the first six months of fiscal year 2006. The decrease in investment banking revenues is attributable to the Company having completed fewer and relatively smaller investment banking transactions in the first six months of fiscal year 2007. Interest and dividend income decreased $21,000, or 2%, to $1,361,000 from $1,382,000 in the first six months of fiscal year 2007 compared with the same period last year. The decrease in interest income is attributable to lower margin debit balances in the first quarter of fiscal year 2007 resulting from a stricter margin policy imposed by our clearing firms. Transfer fees increased $285,000, or 16%, to $2,015,000 in the first six months of fiscal year 2007 from $1,730,000 in the first six months of fiscal year 2006. The increase reflects higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, increased $506,000, or 146%, to $853,000 from $347,000 during the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. The increase is due to an increase in fee based assets under management.

	Six Months Ended
	March 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Commission expense related to:
Commission revenue	$14,962,000	$15,722,000	$(760,000)	(5%)
Net dealer inventory gains	5,368,000	2,984,000	2,384,000	80%
Investment banking	1,846,000	5,025,000	(3,179,000)	(63%)
Commissions	22,176,000	23,731,000	(1,555,000)	(7%)
Employee compensation	3,262,000	2,884,000	378,000	13%
Clearing fees	718,000	800,000	(82,000)	(10%)
Communications	828,000	1,033,000	(205,000)	(20%)
Occupancy and equipment costs	1,476,000	1,308,000	168,000	13%
Professional fees	1,517,000	584,000	933,000	160%
Interest	209,000	285,000	(76,000)	(27%)
Taxes, licenses and registration	342,000	314,000	28,000	9%
Other administrative expenses	880,000	854,000	26,000	3%
	$31,408,000	$31,793,000	$(385,000)	(1%)

In comparison with the 2% decrease in total revenues, total expenses decreased 1%, or $385,000, to $31,408,000 for the first six months of fiscal year 2007 compared to $31,793,000 in the first six months of fiscal year 2006. The decrease in total expenses is the result of lower commission expenses directly associated with commission revenues.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $1,555,000, or 7%, to $22,176,000 in the first six months of fiscal year 2007 from $23,731,000 in the first six months of fiscal year 2006. Commission expense related to commission revenue decreased $760,000, or 5%, to $14,962,000 in the first six months of fiscal year 2007 from $15,722,000 in the first six months of fiscal year 2006; commission expense related to net dealer inventory gains increased $2,384,000, or 80%, to $5,368,000 in the first six months of fiscal year 2007 from $2,984,000 in the first six months of fiscal year 2006; and commission expense related to investment banking decreased $3,179,000, or 63%, to $1,846,000 in the first six months of fiscal year 2007 from $5,025,000 in the first six months of fiscal year 2006. Commission expense as a percentage of commission revenues remained relatively constant at 88% in the first six months of fiscal years 2007 and 2006. Commission expense as a percentage of net dealer inventory gains increased to 76% in the first six months of fiscal year 2007 from 74% in the first six months of fiscal year 2006. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking revenues decreased to 50% in the second quarter of fiscal year 2007 from 71% in the second quarter of fiscal year 2006. This decrease is attributable to the type and size of the particular investment banking transactions completed in the current year’s quarter. Commission expense includes the amortization of advances to registered representatives of $576,000 and $617,000 for the first six months of fiscal years 2007 and 2006, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $378,000, or 13%, to $3,262,000 in the first six months of fiscal year 2007 from $2,884,000 in the first six months of fiscal year 2006. The increase is attributable to new employees hired during fiscal years 2007 and 2006, and year-end bonuses that were paid to certain staff employees in the first quarter of fiscal year 2007. Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 80% from 82% in the first six months of fiscal years 2007 and 2006, respectively. The decrease is attributable to an overall lower payout percentage related to commission revenues.

Clearing fees decreased $82,000, or 10%, to $718,000 in the first six months of fiscal year 2007 from $800,000 in the first six months of fiscal year 2006. The decrease in clearing fees is attributable to the reduction in commission revenues in the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006, and the amortization of credits received from one of the Company’s clearing firms.

Communications expense decreased $205,000, or 20%, to $828,000 from $1,033,000 in the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. The decrease is primarily due to the Company’s ability to acquire certain of these services at a lower price. Occupancy costs increased $168,000, or 13%, to $1,476,000 from $1,308,000 in the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. The increase in occupancy expense is due to costs incurred to transfer certain of the Company’s paper files to a digital system, and annual rent increases contained in the Company’s office leases. Professional fees increased $933,000, or 160%, to $1,517,000 from $584,000 in the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. The increase in professional fees is primarily a result of legal fees and costs incurred to settle certain arbitrations.

Interest expense decreased $76,000, or 27%, to $209,000 from $285,000 in the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. The decrease in interest expense is primarily attributable to the acceleration of amortization on notes that were paid prior to maturity in the second quarter of fiscal year 2006. Included in interest expense is the amortization of $65,000 and $131,000 for the first six months of fiscal years 2007 and 2006, respectively. Taxes, licenses and registration increased $28,000, or 9%, to $342,000 from $314,000 in the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. The increase is due to registration incentives provided to certain brokers who became affiliated with the Company in the first quarter of fiscal year 2007. Other administrative expenses increased $26,000, or 3%, to $880,000 from $854,000 in the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. The increase in other administrative expenses is attributable to incentives provided to new registered representatives.

The Company reported net income of $491,000 in the first six months of fiscal year 2007 compared to net income of $682,000 in the first six months of fiscal year 2006. Overall, the diluted earnings attributable to common stockholders in the first six months of fiscal year 2007 was $283,000, or $.05 per common share, as compared to diluted earnings attributable to common stockholders of $511,000, or $.07 per common share in the first six months of fiscal year 2006. The net income attributable to common stockholders reflects $208,000 and $171,000 of cumulative preferred stock dividends on the Company’s preferred stock for the first six months of fiscal years 2007 and 2006, respectively.

Liquidity and Capital Resources

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At March 31, 2007, National Securities’ net capital exceeded the requirement by $2,174,000.

Advances, dividend payments and other equity withdrawals from the Company’s broker-dealer subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a broker-dealer subsidiary may dividend or advance to the Company.

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

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 business credit, that is being amortized over an eight year period, the net amount of which has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition as of March 31, 2007. In the second quarter of fiscal year 2007, NFS agreed to provide National Securities a $250,000 clearing fee waiver, that is being amortized over a two year period, the net amount of which has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition as of March 31, 2007. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. Additionally, in June 2005, National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of these clearing relationships is beneficial to the Company’s cost structure, liquidity and capital resources.

In February 2007, the Company completed a financing transaction under which certain investors made an investment in the Company by purchasing 10% promissory notes in the principal amount of $1.0 million, with warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.40 per share. The promissory notes mature in February 2009, and have a stated interest rate of 10% per annum. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $195,000 that will be charged to interest expense over the life of the debt.

The investment included $500,000 by Christopher C. Dewey and $250,000 by St. Cloud. Mr. Dewey, and Marshall S. Geller, the Co-Founder and Senior Managing Partner of St. Cloud, are each members of the Company’s board of directors. The Company incurred legal fees and other costs related to this capital transaction in the amount of $22,000 that were capitalized and will be amortized to interest expense over the life of the promissory notes. The Company used $850,000 of the proceeds to pay in full promissory notes that had maturity dates in February 2007.

In February 2007, National Securities and the holder of a $1.0 million secured demand note that was scheduled to mature on March 1, 2007, extended the term of the secured demand note to March 1, 2008.

In the quarter and six months ended March 31, 2007 the Company received proceeds of approximately $14,000 and $146,000, respectively, from the exercise of outstanding warrants and stock options.

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

The following table shows the quoted market values of the Company's marketable securities owned ("long"), securities sold, but not yet purchased ("short") and net positions as of March 31, 2007:

	Long	Short	Net
Corporate stocks	$868,000	$176,000	$692,000
Corporate bonds	6,000	-	6,000
Government obligations	16,000	-	16,000
	$890,000	$176,000	$714,000

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2007, there were no significant developments in the Company’s legal proceedings. For a detailed discussion of the Company’s legal proceedings, please refer to Note 6 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported in the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on March 13, 2007. Proxies were solicited by the Company pursuant to Regulation 14A under the Exchange Act of 1934, as amended. At the annual meeting, the Company’s shareholders approved the following proposals:

1. The number of shares voted “for” and “withhold authority” in connection with the election of Mark Goldwasser as a Class III Director to the Board of Directors of the Company was as follows:

		Withhold
	For	Authority
In Person	-	-
By Proxy	6,597,649	8,833

Total	6,597,649	8,833

The number of shares voted “for” and “withhold authority” in connection with the election of Gary A. Rosenberg as a Class III Director to the Board of Directors of the Company was as follows:

		Withhold
	For	Authority
In Person	-	-
By Proxy	6,593,274	13,208

Total	6,593,274	13,208

The terms of Marshall S. Geller and Christopher C. Dewey, Class I Directors, and Robert J. Rosan and Norman J. Kurlan, Class II Directors, continued after the annual meeting.

2. The number of shares voted “for”, “against” and “abstain” in connection with the ratification of Marcum & Kliegman LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2007 was as follows:

	For	Against	Abstain
In Person	-	-	-
By Proxy	6,605,182	1,300	-

Total	6,605,182	1,300	-

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

May 8, 2007	By: /s/ Mark Goldwasser Mark Goldwasser President and Chief Executive Officer

May 8, 2007	By: /s/ Robert H. Daskal Robert H. Daskal Chief Financial Officer