Form 10-Q/A
period 2007-03-31
NATIONAL HOLDINGS CORP
filed 2007-05-10
CIK 1023844

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

As of May 9, 2007 there were 5,410,038 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (the “Report”) is being filed by National Holdings Corporation (the “Company”) to amend the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2007 that was initially filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2007. This Report is being filed to correct formatting errors that occurred during the EDGAR process. No other changes have been made to the previously reported financial information and disclosures.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
REVENUES:
Commissions	$8,522,000	$10,714,000	$16,944,000	$17,871,000
Net dealer inventory gains	3,760,000	2,191,000	7,059,000	4,052,000
Investment banking	3,112,000	4,042,000	3,667,000	7,093,000

Total commission and fee revenues	15,394,000	16,947,000	27,670,000	29,016,000

Interest and dividends	796,000	696,000	1,361,000	1,382,000
Transfer fees and clearing services	1,005,000	969,000	2,015,000	1,730,000
Other	420,000	175,000	853,000	347,000

TOTAL REVENUES	17,615,000	18,787,000	31,899,000	32,475,000

EXPENSES:
Commissions	12,392,000	14,043,000	22,176,000	23,731,000
Employee compensation and related expenses	1,749,000	1,592,000	3,262,000	2,884,000
Clearing fees	343,000	436,000	718,000	800,000
Communications	426,000	546,000	828,000	1,033,000
Occupancy and equipment costs	741,000	633,000	1,476,000	1,308,000
Professional fees	559,000	246,000	1,517,000	584,000
Interest	105,000	176,000	209,000	285,000
Taxes, licenses, registration	164,000	169,000	342,000	314,000
Other administrative expenses	560,000	522,000	880,000	854,000

TOTAL EXPENSES	17,039,000	18,363,000	31,408,000	31,793,000

NET INCOME	576,000	424,000	491,000	682,000

Preferred stock dividends	(103,000)	(95,000)	(208,000)	(171,000)

Net income attributable to common stockholders	$473,000	$329,000	$283,000	$511,000

NET INCOME PER COMMON SHARE

Basic:
Net income attributable to common stockholders	$0.09	$0.06	$0.05	$0.10

Diluted:
Net income attributable to common stockholders	$0.05	$0.04	$0.05	$0.07

Weighted average number of shares outstanding
Basic	5,370,917	5,089,625	5,310,762	5,068,451
Diluted	11,193,816	10,383,571	10,909,161	10,283,235

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

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the six month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2006	75,000	$0.33

Granted	595,000	$0.81

Vested	(25,000)	$0.33

Expired	-

Nonvested at March 31, 2007	645,000	$0.78

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

May 10, 2007	By:	/s/ Mark Goldwasser
Mark Goldwasser
President and Chief Executive Officer

May 10, 2007	By:	/s/ Robert H. Daskal
Robert H. Daskal
Chief Financial Officer