Form 10-Q
period 2007-06-30
NATIONAL HOLDINGS CORP
filed 2007-08-02
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Broadway, 27th Floor, New York, NY 10271
(Address including zip code of principal executive offices)
Registrant’s telephone number, including area code: (212) 417-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large Accelerated ☐    Filer Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

As of July 31, 2007 there were 8,235,878 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	June 30,	September 30,
	2007	2006
	(unaudited)	(see note below)

CASH	$6,187,000	$1,441,000
RESTRICTED CASH	9,000	—
DEPOSITS WITH CLEARING ORGANIZATIONS	351,000	300,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS	3,335,000	3,548,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $467,000
at June 30, 2007 and September 30, 2006, respectively	774,000	380,000
ADVANCES TO REGISTERED REPRESENTATIVES	2,106,000	1,556,000
SECURITIES OWNED
Marketable, at market value	917,000	475,000
Non-marketable, at fair value	—	402,000
FIXED ASSETS, net	277,000	305,000
SECURED DEMAND NOTE	500,000	1,000,000
OTHER ASSETS	708,000	300,000
TOTAL ASSETS	$15,164,000	$9,707,000

LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS	$702,000	$113,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market	215,000	162,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES	6,285,000	3,943,000
CONVERTIBLE NOTES PAYABLE, net of debt discount of $159,000
at September 30, 2006	—	841,000
NOTES PAYABLE, net of debt discounts of $162,000 and $45,000
at June 30, 2007 and September 30, 2006, respectively	838,000	805,000
TOTAL LIABILITIES	8,040,000	5,864,000

SUBORDINATED BORROWINGS	500,000	1,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
designated as Series A and 20,000 shares designated as Series B	—	—
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 37,550 shares issued and outstanding (liquidation preference: $3,755,000) at June 30, 2007 and 35,316 shares issued and
outstanding (liquidation preference: $3,531,600) at September 30, 2006	—	—
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 10,000 shares issued and outstanding (liquidation preference: $1,000,000) at June 30, 2007 and September 30, 2006,
respectively	—	—
Common stock, $.02 par value, 30,000,000 shares authorized;
6,671,764 and 5,223,968 shares issued and outstanding,
at June 30, 2007 and September 30, 2006, respectively	133,000	104,000
Additional paid-in capital	19,050,000	16,956,000
Accumulated deficit	(12,559,000)	(14,217,000)
TOTAL STOCKHOLDERS' EQUITY	6,624,000	2,843,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,164,000	$9,707,000

Note: The balance sheet at September 30, 2006 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
REVENUES:
Commissions	$10,761,000	$7,952,000	$27,705,000	$25,823,000
Net dealer inventory gains	3,051,000	2,219,000	10,109,000	6,270,000
Investment banking	4,278,000	1,574,000	7,945,000	8,667,000
Total commission and fee revenues	18,090,000	11,745,000	45,759,000	40,760,000

Interest and dividends	649,000	825,000	2,010,000	2,207,000
Transfer fees and clearing services	1,029,000	867,000	3,045,000	2,597,000
Other	461,000	547,000	1,314,000	894,000
TOTAL REVENUES	20,229,000	13,984,000	52,128,000	46,458,000

EXPENSES:
Commissions	14,017,000	10,044,000	36,193,000	33,775,000
Employee compensation and related expenses	2,168,000	1,541,000	5,430,000	4,425,000
Clearing fees	444,000	405,000	1,162,000	1,205,000
Communications	419,000	296,000	1,247,000	1,328,000
Occupancy and equipment costs	614,000	693,000	2,090,000	2,001,000
Professional fees	318,000	246,000	1,835,000	830,000
Interest	252,000	104,000	461,000	389,000
Taxes, licenses, registration	134,000	177,000	476,000	490,000
Other administrative expenses	302,000	326,000	1,182,000	1,180,000
TOTAL EXPENSES	18,668,000	13,832,000	50,076,000	45,623,000

NET INCOME	1,561,000	152,000	2,052,000	835,000

Preferred stock dividends	(109,000)	(104,000)	(317,000)	(275,000)
Net income attributable to common stockholders	$1,452,000	$48,000	$1,735,000	$560,000

NET INCOME PER COMMON SHARE

Basic:
Net income attributable to common stockholders	$0.26	$0.01	$0.32	$0.11

Diluted:
Net income attributable to common stockholders	$0.14	$0.01	$0.20	$0.09

Weighted average number of shares outstanding
Basic	5,543,151	5,223,968	5,388,225	5,120,290
Diluted	10,817,779	5,454,099	10,220,264	10,378,810

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,052,000	$835,000
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization	111,000	113,000
Amortization of deferred financing costs	27,000	3,000
Amortization of note discount	237,000	159,000
Compensatory element of common stock issuance	—	12,000
Compensatory element of common stock option issuances	85,000	12,000
Provision for doubtful accounts	—	25,000
Changes in assets and liabilities
Restricted cash	(9,000)	—
Deposits with clearing organizations	(51,000)	—
Receivables from broker-dealers, clearing organizations and others	(731,000)	(50,000)
Securities owned: marketable, at market value	(442,000)	(267,000)
Securities owned: non-marketable, at fair value	402,000	—
Other assets	(408,000)	(202,000)
Payables	2,947,000	533,000
Securities sold, but not yet purchased, at market	53,000	190,000
Net cash provided by operating activities	4,273,000	1,363,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(83,000)	(193,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	175,000
Net proceeds from issuance of preferred stock	—	972,000
Net proceeds from issuance of convertible notes payable	—	1,000,000
Net proceeds from issuance of notes payable	1,000,000	—
Cash payment of deferred financing costs	(22,000)	(28,000)
Payment of notes payable	(850,000)	(1,175,000)
Dividends paid	(75,000)	(22,000)
Exercise of stock options and warrants	503,000	—
Net cash provided by financing activities	556,000	922,000

NET INCREASE IN CASH	4,746,000	2,092,000

CASH BALANCE
Beginning of the period	1,441,000	398,000
End of the period	$6,187,000	$2,490,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$192,000	$234,000
Dividends	$75,000	$21,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Warrants issued in connection with debt	$195,000	$187,000
Preferred stock dividends	$317,000	$300,000
Common stock issued to holders of convertible notes	$1,024,413	$—

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National Holdings” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of June 30, 2007 and for the periods ended June 30, 2007 and June 30, 2006 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and reporting for uncertainty in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN 48 are effective for the Company for its fiscal year commencing October 1, 2007. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company is evaluating the impact that the adoption of this pronouncement will have on the consolidated financial position, results of operations, or cash flows of the Company.

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

NOTE 3. STOCK BASED COMPENSATION

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  During the nine months ended June 30, 2006, the Company granted 170,000 stock options with a fair value of approximately $88,000. A charge of approximately $7,000 and $12,000 was recorded in the three and nine months ended June 30, 2006, respectively, relating to the amortization of the fair value associated with these grants. During the nine months ended June 30, 2007, the Company granted 720,000 stock options with a fair value of approximately $574,000. A charge of approximately $55,000 and $85,000 was recorded in the three and nine months ended June 30, 2007, respectively, relating to the amortization of the fair value associated with stock option grants. The Company did not make any stock options grants in the three months ended June 30, 2006 or June 30, 2007.

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

	2007	2006
Assumptions:
Risk-free interest rate	4.40%	4.40%
Expected life, in years	3.0	3.0
Expected volatility	83%	88%

A summary of the stock option activity as of June 30, 2007, and changes during the nine month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2006	932,000	$1.30	3.31
Granted	720,000	$1.60	4.91
Exercised	(20,000)	$0.72
Expired	(25,000)	$2.00
Outstanding at June 30, 2007	1,607,000	$1.43	3.58	$2,517,000
Exerciseable at June 30, 2007	987,000	$1.32	2.93	$1,658,000

As of June 30, 2007, there was $558,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements.

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the nine month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2006	75,000	$0.33

Granted	595,000	$0.81

Vested	(50,000)	$0.33

Expired	—

Nonvested at March 31, 2007	620,000	$0.79

NOTE 4. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of the Company's marketable securities owned and securities sold, but not yet purchased as of June 30, 2007:

	Securities held	Securities sold, but not yet
	for resale	purchased
Corporate stocks	$901,000	$215,000
Corporate bonds	—	—
Government obligations	16,000	—
	$917,000	$215,000

NOTE 5. CLEARING AGREEMENTS

In April 2005, the Company’s wholly-owned subsidiary, National Securities Corporation (“National Securities”) entered into a clearing agreement with National Financial Services LLC (“NFS”) that became effective in June 2005. In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 business credit, that is being amortized over an eight year period, the net amount of which has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition as of June 30, 2007. In the second quarter of fiscal year 2007, NFS agreed to provide National Securities a $250,000 clearing fee waiver that is being amortized over a two year period, the net amount of which has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition as of June 30, 2007. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. In June 2005, National Securities entered into a clearing agreement with Penson Financial Services, Inc. (“Penson”) for the purpose of providing clearing services that are not provided by NFS. Additionally, in June 2007, National Securities entered into a clearing agreement with Legent Clearing LLC (“Legent”) for the purpose of providing clearing services that are not provided by NFS and to maintain a pre-existing clearing relationship for brokers newly associated with National Securities. The Company believes that the overall effect of these clearing relationships is beneficial to the Company’s cost structure, liquidity and capital resources.

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

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking in the aggregate damages of approximately $1,200,000. The Company believes such claims are substantially without merit, and estimates that its liability, primarily for defense costs, will approximate $200,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2007 and 2006, is $97,000 and $207,000, respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. The Company has included in “Professional fees” litigation and NASD related expenses of $121,000 and $127,000 for the third quarter of fiscal year 2007 and 2006, respectively, and $1,254,000 and $527,000 for the first nine months of fiscal year 2007 and 2006, respectively.

NOTE 7. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company’s Board of Directors, but are payable only when, as and if declared by the Company’s Board of Directors. In March 2007, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 2,537 shares of Series A preferred stock, in payment of approximately $317,000 of dividends accrued through March 31, 2007. Such shares were issued on April 30, 2007. At June 30, 2007, the accumulated dividend on the Company’s 37,550 issued and outstanding shares of Series A preferred stock was $84,000.

The holders of the Company’s Series B convertible preferred stock, convertible into the Company’s common stock at $.75 per share, are entitled to receive dividends on a quarterly basis at a rate of 10% per annum per share. Such dividends are cumulative and are payable only when declared by the Company’s Board of Directors. In June 2007, the Company’s Board of Directors declared a cash dividend of $25,000 payable to the holders of the Series B preferred stock that was paid in July 2007. (See Note 12.)

NOTE 8. INCOME PER COMMON SHARE

Basic income per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

The following table sets forth the components used in the computation of basic and diluted income per common share:

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator:
Net income	$1,561,000	$152,000	$2,052,000	$835,000
Preferred stock dividends	(109,000)	(104,000)	(317,000)	(275,000)
Numerator for basic earnings per share
-- net income attributable to
common stockholders - as reported	1,452,000	48,000	1,735,000	560,000
Effect of dilutive securities:
Interest on convertible notes	—	—	—	51,000
Preferred stock dividends	109,000	—	317,000	275,000
Numerator for basic earnings per share
-- net income attributable to
common stockholders - as adjusted	$1,561,000	$48,000	$2,052,000	$886,000

Denominator:
Denominator for basic earnings per
share--weighted average shares	5,543,151	5,223,968	5,388,225	5,120,290
Effect of dilutive securities:
Stock options	404,669	57,626	229,609	28,645
Warrants	532,626	172,505	265,097	71,262
Assumed conversion of:
Series A Preferred Stock	3,004,000	—	3,004,000	2,825,280
Series B Preferred Stock	1,333,333	—	1,333,333	1,333,333
Notes	—	—	—	1,000,000
Dilutive potential common shares	5,274,628	230,131	4,832,039	5,258,520
Denominator for diluted earnings per
share--adjusted weighted-average
shares and assumed conversions	10,817,779	5,454,099	10,220,264	10,378,810

Net income available to
common stockholders
Basic:	$0.26	$0.01	$0.32	$0.11
Diluted:	$0.14	$0.01	$0.20	$0.09

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of June 30, 2007 and September 30, 2006, respectively, consist of the following:

	June 30, 2007	September 30, 2006

Commissions payable	$3,366,000	$1,993,000
Legal payable	97,000	325,000
Other	2,822,000	1,625,000
Total	$6,285,000	$3,943,000

NOTE 10. NOTES PAYABLE

In February 2007, the Company used $850,000 of the proceeds from the private placement of 10% promissory notes (See Note 11) to retire promissory notes that had maturity dates in February 2007.

The Company’s $1.0 million secured demand note matured on March 1, 2007. National Securities and the holder of the $1.0 million secured demand note entered into a new secured demand note that matures on March 1, 2008. In May 2007, the Company paid $500,000 of this secured demand note, and the balance is due at maturity.

In June 2007, the Company exercised the mandatory conversion option contained in its 11% convertible promissory notes. The Company issued 1,024,413 shares of its common stock in full payment of the $1,000,000 convertible promissory notes, plus accrued interest. The unamortized debt discount of approximately $150,000 was expensed as “Interest” in the third quarter ended June 30, 2007.

NOTE 11. PRIVATE PLACEMENT OF 10% PROMISSORY NOTES

In February 2007, the Company completed a financing transaction under which certain investors purchased 10% promissory notes in the principal amount of $1.0 million, with warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.40 per share. The promissory notes mature in February 2009, and have a stated interest rate of 10% per annum. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $195,000 that will be charged to interest expense over the life of the debt.

The Company and the investors entered into a registration rights agreement, wherein the investors received unlimited piggyback registration rights and one demand registration right for the shares of common stock issuable upon exercise of the warrants. The investors can make such demand one year after the date of issuance of the warrants, and the Company has agreed to file the registration statement within 90 days of such demand. The Company has agreed to use commercially reasonable efforts to have the registration statement declared effective. There are no penalties for failure to have the registration statement declared effective. As of June 30, 2007, the Company has not registered the securities covered by the warrants.

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

NOTE 12. STOCKHOLDERS’ EQUITY

In the three and nine months ended June 30, 2007 the Company received proceeds of approximately $356,000 and $503,000, respectively, from the exercise of 244,500 and 399,143, respectively, outstanding warrants and stock options. In the second quarter ended March 31, 2007, a holder of Series A preferred stock converted 303 shares of Series A preferred stock into 24,240 share of the Company’s common stock. In July 2007, the Company received proceeds of approximately $289,000 from the exercise of outstanding warrants to purchase 230,781 shares of the Company’s common stock.

In July 2007, the Company exercised the mandatory conversion option contained in its Series B convertible preferred stock. The Company issued 1,333,333 shares of its common stock to convert in full all of its outstanding Series B convertible preferred stock. In addition, the Company will pay the Series B preferred shareholders a dividend in the aggregate amount of approximately $7,200 for the period from July 1, 2007 to July 26, 2007.

NOTE 13. NEW SUBSIDIARIES

In the third quarter of fiscal year 2006, the Company formed National Insurance Corporation (“National Insurance”) that provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities. National Insurance has finalized certain of the requisite state registrations, and commenced business operations during the second quarter of fiscal year 2007, that have been diminimus.

In the first quarter of fiscal year 2007, the Company formed a new wholly owned subsidiary, National Holdings Mortgage Corporation (“National Mortgage”) that will operate a mortgage broker business. National Mortgage is in the process of completing the requisite state registrations, and has not yet commenced business operations.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The Company’s third quarter of fiscal year 2007 resulted in a substantial increase in revenues, and a comparatively smaller increase in expenses compared to the same period last year. As a result, the Company reported net income of $1,561,000 compared with net income of $152,000 for the third quarter of fiscal years 2007 and 2006, respectively. This represents an improvement of $1,409,000 from the prior period.

	Three Months Ended
	June 30,		Increase (Decrease)
	2007	2006	Amount	Percent
Commissions	$10,761,000	$7,952,000	$2,809,000	35%
Proprietary trading	2,876,000	2,133,000	743,000	35%
Market making	89,000	68,000	21,000	31%
Mark-ups and mark-downs	86,000	18,000	68,000	378%
Net dealer inventory gains	3,051,000	2,219,000	832,000	37%
Investment banking	4,278,000	1,574,000	2,704,000	172%
Interest and dividends	649,000	825,000	(176,000)	(21%)
Transfer fees and clearance services	1,029,000	867,000	162,000	19%
Other	461,000	547,000	(86,000)	(16%)
	$20,229,000	$13,984,000	$6,245,000	45%

Total revenues increased $6,245,000, or 45%, in the third quarter of fiscal year 2007 to $20,229,000 from $13,984,000 in the third quarter of fiscal year 2006. This increase is due to greater commissions and net dealer inventory gains, and the completion of both a greater number of, and larger, investment banking transactions. During the third quarter of fiscal year 2007, total trading volume decreased 20%, compared to the third quarter of fiscal year 2006. The decrease in trading volume compared to the increase in revenues primarily reflects an increase in the average revenue per trade. Trading volume in this period related to retail brokerage decreased 22%. Commission revenue increased $2,809,000, or 35%, to $10,761,000 from $7,952,000 during the third quarter of fiscal year 2007 compared with the same period in fiscal year 2006. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $832,000, or 37%, to $3,051,000 from $2,219,000 during the third quarter of fiscal year 2007 compared with the same period in fiscal year 2006. The increase is primarily due to an increase in proprietary trading in the bond market. During the third quarter of fiscal year 2007, revenues from proprietary trading increased $743,000, or 35%, to $2,876,000 from $2,133,000 in the same period of fiscal year 2006, revenues from market making activities increased $21,000, or 31%, to $89,000 from $68,000 in the third quarter of fiscal year 2006, and revenues from customer mark-ups and mark-downs increased $68,000, or 378%, to $86,000 from $18,000 in the third quarter of fiscal year 2006.

Investment banking revenue increased $2,704,000, or 172%, to $4,278,000 from $1,574,000 in the third quarter of fiscal year 2007 compared with the third quarter of fiscal year 2006. The increase in investment banking revenues is attributable to the Company having completed both a greater number of, and larger, investment banking transactions in the third quarter of fiscal year 2007. Interest and dividend income decreased $176,000, or 21%, to $649,000 from $825,000 in the third quarter of fiscal year 2007 compared with the same period last year. The decrease in interest income is attributable to a decrease in the amount of debit balances in National Securities’ customer accounts from the same period last year. Transfer fees increased $162,000, or 19%, to $1,029,000 in the third quarter of fiscal year 2007 from $867,000 in the third quarter of fiscal year 2006. The increase reflects higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees, and miscellaneous transaction fees and trading fees, decreased $86,000, or 16%, to $461,000 from $547,000 during the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006. The decrease is primarily due to investment income realized in the Company’s venture capital fund in the third quarter of fiscal year 2006, partially offset by an increase in fee based assets under management.

	Three Months Ended
	June 30,		Increase (Decrease)
	2007	2006	Amount	Percent
Commission expense related to:
Commission revenue	$9,891,000	$7,111,000	$2,780,000	39%
Net dealer inventory gains	2,471,000	1,753,000	718,000	41%
Investment banking	1,655,000	1,180,000	475,000	40%
Commissions	14,017,000	10,044,000	3,973,000	40%
Employee compensation	2,168,000	1,541,000	627,000	41%
Clearing fees	444,000	405,000	39,000	10%
Communications	419,000	296,000	123,000	42%
Occupancy and equipment costs	614,000	693,000	(79,000)	(11%)
Professional fees	318,000	246,000	72,000	29%
Interest	252,000	104,000	148,000	142%
Taxes, licenses and registration	134,000	177,000	(43,000)	(24%)
Other administrative expenses	302,000	326,000	(24,000)	(7%)
	$18,668,000	$13,832,000	$4,836,000	35%

In comparison with the 45% increase in total revenues, total expenses increased 35%, or $4,836,000, to $18,668,000 for the third quarter of fiscal year 2007 compared to $13,832,000 in the third quarter of fiscal year 2006. The increase in total expenses is primarily the result of greater commission expenses directly associated with commission revenues.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $3,973,000, or 40%, to $14,017,000 in the third quarter of fiscal year 2007 from $10,044,000 in the third quarter of fiscal year 2006. Commission expense related to commission revenue increased $2,780,000, or 39%, to $9,891,000 in the third quarter of fiscal year 2007 from $7,111,000 in the third quarter of fiscal year 2006; commission expense related to net dealer inventory gains increased $718,000, or 41%, to $2,471,000 in the third quarter of fiscal year 2007 from $1,753,000 in the third quarter of fiscal year 2006; and commission expense related to investment banking increased $475,000, or 40%, to $1,655,000 in the third quarter of fiscal year 2007 from $1,180,000 in the third quarter of fiscal year 2006. Commission expense as a percentage of commission revenues increased to 92% in the third quarter of fiscal year 2007 from 89% in the third quarter of fiscal year 2006. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 81% in the third quarter of fiscal year 2007 from 79% in the third quarter of fiscal year 2006. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking revenues decreased to 39% in the third quarter of fiscal year 2007 from 75% in the third quarter of fiscal year 2006. This decrease is attributable to the type and size of the particular investment banking transactions completed in the current year’s quarter. Commission expense includes the amortization of advances to registered representatives of $371,000 and $319,000 for the third quarter of fiscal years 2007 and 2006, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $627,000, or 41%, to $2,168,000 in the third quarter of fiscal year 2007 from $1,541,000 in the third quarter of fiscal year 2006. The increase is attributable to new employees hired during fiscal years 2007 and 2006, bonuses based on the current quarter’s profits and an increase in the amortization of the fair value associated with stock option grants. The amortization of the fair value associated with stock option grants is $55,000 and $7,000 for the third quarter of fiscal years 2007 and 2006, respectively. Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 80% from 83% in the third quarter of fiscal years 2007 and 2006, respectively. The decrease is attributable to an overall lower payout percentage related to commission revenues.

Clearing fees increased $39,000, or 10%, to $444,000 in the third quarter of fiscal year 2007 from $405,000 in the third quarter of fiscal year 2006. The increase in clearing fees is attributable to the increase in commission revenues in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006, partially offset by the amortization of credits received from one of the Company’s clearing firms.

Communications expense increased $123,000, or 42%, to $419,000 from $296,000 in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006. The increase is primarily due to the Company’s receipt of a refund of prior periods charges from a service provider in the third quarter of fiscal year 2006. Occupancy costs decreased $79,000, or 11%, to $614,000 from $693,000 in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006. The decrease in occupancy expense is due to the settlement of a lawsuit by the Company against a former subtenant, partially offset by costs incurred to transfer certain of the Company’s paper files to a digital system, and annual rent increases contained in the Company’s office leases. Professional fees increased $72,000, or 29%, to $318,000 from $246,000 in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006. The increase in professional fees is primarily a result of legal fees and costs incurred to settle certain arbitrations.

Interest expense increased $148,000, or 142%, to $252,000 from $104,000 in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006. The increase in interest expense is attributable to the acceleration of amortization on the Company’s convertible notes that were converted to common stock in the third quarter of fiscal year 2007. Included in interest expense is the amortization of $199,000 and $31,000 for the third quarter of fiscal years 2007 and 2006, respectively. Taxes, licenses and registration decreased $43,000, or 24%, to $134,000 from $177,000 in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006. The decrease in taxes, licenses and registration is due to a reduction in incentives provided to new brokers. Other administrative expenses decreased $24,000, or 7%, to $302,000 from $326,000 in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006.

The Company reported net income of $1,561,000 in the third quarter of fiscal year 2007 compared to net income of $152,000 in the third quarter of fiscal year 2006. Overall, the diluted earnings attributable to common stockholders in the third quarter of fiscal year 2007 was $1,452,000, or $.14 per common share, as compared to the diluted earnings attributable to common stockholders of $48,000, or $.01 per common share in the third quarter of fiscal year 2006. The net income attributable to common stockholders reflects $109,000 and $104,000 of cumulative preferred stock dividends on the Company’s preferred stock for the third quarter of fiscal years 2007 and 2006, respectively.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

The Company’s first nine months of fiscal year 2007 resulted in an increase in revenues, and a relatively smaller increase in expenses compared to the same period last year. As a result, the Company reported net income of $2,052,000 compared with net income of $835,000 for the first nine months of fiscal years 2007 and 2006, respectively. This represents an improvement of $1,217,000 from the prior period.

	Nine Months Ended
	June 30,		Increase (Decrease)
	2007	2006	Amount	Percent
Commissions	$27,705,000	$25,823,000	$1,882,000	7%
Proprietary trading	9,174,000	6,028,000	3,146,000	52%
Market making	704,000	151,000	553,000	366%
Mark-ups and mark-downs	231,000	91,000	140,000	154%
Net dealer inventory gains	10,109,000	6,270,000	3,839,000	61%
Investment banking	7,945,000	8,667,000	(722,000)	(8%)
Interest and dividends	2,010,000	2,207,000	(197,000)	(9%)
Transfer fees and clearance services	3,045,000	2,597,000	448,000	17%
Other	1,314,000	894,000	420,000	47%
	$52,128,000	$46,458,000	$5,670,000	12%

Total revenues increased $5,670,000, or 12%, in the first nine months of fiscal year 2007 to $52,128,000 from $46,458,000 in the first nine months of fiscal year 2006. This increase is due to greater commissions and net dealer inventory gains. During the first nine months of fiscal year 2007, total trading volume decreased 8%, compared to the first nine months of fiscal year 2006. The decrease in trading volume compared to the increase in revenues primarily reflects an increase in the average revenue per trade, partially offset by the Company’s re-entry into market making activities. Trading volume in this period related to retail brokerage decreased 15%. Commission revenue increased $1,882,000, or 7%, to $27,705,000 from $25,823,000 during the first nine months of fiscal year 2007 compared with the same period in fiscal year 2006. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $3,839,000, or 61%, to $10,109,000 from $6,270,000 during the first nine months of fiscal year 2007 compared with the same period in fiscal year 2006. The increase is primarily due to an increase in proprietary trading in the bond market, and reflects the Company’s re-entry into market making activities. During the first nine months of fiscal year 2007, revenues from proprietary trading increased $3,146,000, or 52%, to $9,174,000 from $6,028,000 in the same period of fiscal year 2006, revenues from market making activities increased $553,000, or 366%, to $704,000 from $151,000 in the first nine months of fiscal year 2007, and revenues from customer mark-ups and mark-downs increased $140,000, or 154%, to $231,000 from $91,000 in the first nine months of fiscal year 2006.

Investment banking revenue decreased $722,000, or 8%, to $7,945,000 from $8,667,000 in the first nine months of fiscal year 2007 compared with the first nine months of fiscal year 2006. Although the Company completed more investment banking transactions in the first nine months of fiscal year 2007, the decrease is attributable to the Company having co-managed certain of these transactions in the first nine months of fiscal year 2007. Interest and dividend income decreased $197,000, or 9%, to $2,010,000 from $2,207,000 in the first nine months of fiscal year 2007 compared with the same period last year. The decrease in interest income is attributable to a decrease in the amount of debit balances in National Securities’ customer accounts from the same period last year. Transfer fees increased $448,000, or 17%, to $3,045,000 in the first nine months of fiscal year 2007 from $2,597,000 in the first nine months of fiscal year 2006. The increase reflects higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees and miscellaneous transaction fees and trading fees, increased $420,000, or 47%, to $1,314,000 from $894,000 during the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. The increase is due to an increase in fee based assets under management, partially offset by investment income realized in the Company’s venture capital fund in the third quarter of fiscal year 2006.

	Nine Months Ended
	June 30,		Increase (Decrease)
	2007	2006	Amount	Percent
Commission expense related to:
Commission revenue	$24,853,000	$22,833,000	$2,020,000	9%
Net dealer inventory gains	7,839,000	4,737,000	3,102,000	65%
Investment banking	3,501,000	6,205,000	(2,704,000)	(44%)
Commissions	36,193,000	33,775,000	2,418,000	7%
Employee compensation	5,430,000	4,425,000	1,005,000	23%
Clearing fees	1,162,000	1,205,000	(43,000)	(4%)
Communications	1,247,000	1,328,000	(81,000)	(6%)
Occupancy and equipment costs	2,090,000	2,001,000	89,000	4%
Professional fees	1,835,000	830,000	1,005,000	121%
Interest	461,000	389,000	72,000	19%
Taxes, licenses and registration	476,000	490,000	(14,000)	(3%)
Other administrative expenses	1,182,000	1,180,000	2,000	0%
	$50,076,000	$45,623,000	$4,453,000	10%

In comparison with the 12% increase in total revenues, total expenses increased 10%, or $4,453,000, to $50,076,000 for the first nine months of fiscal year 2007 compared to $45,623,000 in the first nine months of fiscal year 2006. The increase in total expenses is primarily the result of greater commission expenses directly associated with commission revenues, and increases in employee compensation and legal fees.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $2,418,000, or 7%, to $36,193,000 in the first nine months of fiscal year 2007 from $33,775,000 in the first nine months of fiscal year 2006. Commission expense related to commission revenue increased $2,020,000, or 9%, to $24,853,000 in the first nine months of fiscal year 2007 from $22,833,000 in the first nine months of fiscal year 2006; commission expense related to net dealer inventory gains increased $3,102,000, or 65%, to $7,839,000 in the first nine months of fiscal year 2007 from $4,737,000 in the first nine months of fiscal year 2006; and commission expense related to investment banking decreased $2,704,000, or 44%, to $3,501,000 in the first nine months of fiscal year 2007 from $6,205,000 in the first nine months of fiscal year 2006. Commission expense as a percentage of commission revenues increased to 90% in the first nine months of fiscal year 2007 from 88% in the first nine months of fiscal year 2006. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 78% in the first nine months of fiscal year 2007 from 76% in the first nine months of fiscal year 2006. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking revenues decreased to 44% in the third quarter of fiscal year 2007 from 72% in the third quarter of fiscal year 2006. This decrease is attributable to the type and size of the particular investment banking transactions completed in the current year’s quarter. Commission expense includes the amortization of advances to registered representatives of $947,000 and $936,000 for the first nine months of fiscal years 2007 and 2006, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $1,005,000, or 23%, to $5,430,000 in the first nine months of fiscal year 2007 from $4,425,000 in the first nine months of fiscal year 2006. The increase is attributable to new employees hired during fiscal years 2007 and 2006, bonuses based on the current period’s profits, year-end bonuses that were paid to certain staff employees in the first quarter of fiscal year 2007 and an increase in the amortization of the fair value associated with stock option grants. The amortization of the fair value associated with stock option grants is $85,000 and $12,000 for the first nine months of fiscal years 2007 and 2006, respectively. Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 80% from 82% in the first nine months of fiscal years 2007 and 2006, respectively. The decrease is attributable to an overall lower payout percentage related to commission revenues.

Clearing fees decreased $43,000, or 4%, to $1,162,000 in the first nine months of fiscal year 2007 from $1,205,000 in the first nine months of fiscal year 2006. The decrease in clearing fees is attributable to the amortization of credits received from one of the Company’s clearing firms.

Communications expense decreased $81,000, or 6%, to $1,247,000 from $1,328,000 in the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. The decrease is primarily due to the Company’s ability to acquire certain of these services at a lower price. Occupancy costs increased $89,000, or 4%, to $2,090,000 from $2,001,000 in the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. The increase in occupancy expense is due to costs incurred to transfer certain of the Company’s paper files to a digital system and annual rent increases contained in the Company’s office leases, partially offset by the settlement of a lawsuit by the Company against a former subtenant in the third quarter of fiscal year 2007. Professional fees increased $1,005,000, or 121%, to $1,835,000 from $830,000 in the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. The increase in professional fees is primarily a result of legal fees and costs incurred to settle certain arbitrations.

Interest expense increased $72,000, or 19%, to $461,000 from $389,000 in the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. The increase in interest expense is attributable to the acceleration of amortization on the Company’s convertible notes that were converted to common stock in the third quarter of fiscal year 2007. Included in interest expense is the amortization of

$264,000 and $162,000 for the first nine months of fiscal years 2007 and 2006, respectively. Taxes, licenses and registration decreased $14,000, or 3%, to $476,000 from $490,000 in the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. The decrease in taxes, licenses and registration is due to a reduction in incentives provided to new brokers. Other administrative expenses increased $2,000, or less than 1%, to $1,182,000 from $1,180,000 in the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006.

The Company reported net income of $2,052,000 in the first nine months of fiscal year 2007 compared to net income of $835,000 in the first nine months of fiscal year 2006. Overall, the diluted earnings attributable to common stockholders in the first nine months of fiscal year 2007 was $1,735,000, or $.20 per common share, as compared to diluted earnings attributable to common stockholders of $560,000, or $.09 per common share in the first nine months of fiscal year 2006. The net income attributable to common stockholders reflects $317,000 and $275,000 of cumulative preferred stock dividends on the Company’s preferred stock for the first nine months of fiscal years 2007 and 2006, respectively.

Liquidity and Capital Resources

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At June 30, 2007, National Securities’ net capital exceeded the requirement by $3,570,000.

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

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 business credit, that is being amortized over an eight year period, the net amount of which has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition as of June 30, 2007. In the second quarter of fiscal year 2007, NFS agreed to provide National Securities a $250,000 clearing fee waiver, that is being amortized over a two year period, the net amount of which has been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition as of June 30, 2007. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. In June 2005, National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. Additionally, in June 2007, National Securities entered into a clearing agreement with Legent for the purpose of providing clearing services that are not provided by NFS and to maintain a pre-existing clearing relationship for brokers newly associated with National Securities. The Company believes that the overall effect of these clearing relationships is beneficial to the Company’s cost structure, liquidity and capital resources.

In February 2007, the Company completed a financing transaction under which certain investors purchased 10% promissory notes in the principal amount of $1.0 million, with warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.40 per share. The promissory notes mature in February 2009, and have a stated interest rate of 10% per annum. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $195,000 that will be charged to interest expense over the life of the debt.

The investment included $500,000 by Christopher C. Dewey and $250,000 by St. Cloud. Mr. Dewey, and Marshall S. Geller, the Co-Founder and Senior Managing Partner of St. Cloud, are each members of the Company’s board of directors. The Company incurred legal fees and other costs related to this capital transaction in the amount of $22,000 that were capitalized and will be amortized to interest expense over the life of the promissory notes. The Company used $850,000 of the proceeds to retire promissory notes that had maturity dates in February 2007.

The Company’s $1.0 million secured demand matured on March 1, 2007. National Securities and the holder of the $1.0 million secured demand note entered into a new secured demand note that matures on March 1, 2008. In May 2007, the Company paid $500,000 of this secured demand note, and the balance is due at maturity.

In June 2007, the Company exercised the mandatory conversion option contained in its 11% convertible promissory notes. The Company issued 1,024,413 shares of its common stock in full payment of the $1,000,000 convertible promissory notes, plus accrued interest. The unamortized debt discount of approximately $150,000 was expensed as “Interest” in the third quarter ended June 30, 2007.

In the quarter and nine months ended June 30, 2007 the Company received proceeds of approximately $356,000 and $503,000, respectively, from the exercise of outstanding warrants and stock options.

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

The following table shows the quoted market values of the Company's marketable securities owned ("long"), securities sold, but not yet purchased ("short") and net positions as of June 30, 2007:

	Long	Short	Net
Corporate stocks	$901,000	$215,000	$686,000
Corporate bonds	—	—	—
Government obligations	16,000	—	16,000
	$917,000	$215,000	$702,000

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended June 30, 2007, there were no significant developments in the Company’s legal proceedings. For a detailed discussion of the Company’s legal proceedings, please refer to Note 6 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2007, the Company exercised the mandatory conversion option contained in its 11% convertible promissory notes. The Company issued 1,024,413 shares of its common stock in full payment of the $1,000,000 convertible promissory notes, plus accrued interest. We believe that the issuance of our common stock in connection with this conversion was exempt from registration under Section 4(2) of the Security Act of 1933, as amended. The Company received no proceeds from the issuance of such common stock.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

August 2, 2007
By:  /s/ Mark Goldwasser

Mark Goldwasser
President and Chief Executive Officer

August 2, 2007
By:  /s/ Robert H. Daskal

Robert H. Daskal
Chief Financial Officer