Form 10-K
period 2007-09-30
NATIONAL HOLDINGS CORP
filed 2007-12-10
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2007
Commission File No: 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact Name of Registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Broadway, 27th Floor, New York, NY 10271
(Address, including zip code, of principal executive offices)
Registrant's telephone number, including area code: (212) 417-8000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.02 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐ NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐ NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. YES  ☐ NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES  ☐ NO  ☒

As of March 31, 2007, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $6,600,000 (calculated by excluding shares owned beneficially by directors, officers and 10% shareholders). As of December 6, 2007 there were 8,602,628 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the Company’s Annual Meeting of Shareholders to be held on or about March 12, 2008 (the “Company’s 2008 Proxy Statement”) are incorporated by reference into Part III hereof.

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

General

National Holdings Corporation, a Delaware corporation organized in 1996 (“National Holdings” or the “Company”), is a financial services organization operating through its wholly owned subsidiary, National Securities Corporation, a Washington corporation organized in 1947 (“National Securities”). National Securities conducts a national securities brokerage business through its main offices in Seattle, Washington and New York, New York, as well as 64 other locations throughout the country, and one office outside the country. National Securities’ business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. On March 15, 2006, the Company changed its name from “Olympic Cascade Financial Corporation” to “National Holdings Corporation.”

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

In the third quarter of fiscal year 2006, the Company formed a wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”). National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities. National Insurance has finalized certain requisite state registrations, and commenced business operations during the second quarter of fiscal year 2007, that have been diminimus.

In the first quarter of fiscal year 2007, the Company formed a wholly owned subsidiary, National Holdings Mortgage Corporation (“National Mortgage”) in order to operate a mortgage broker business. National Mortgage is currently inactive.

In the first quarter of fiscal year 2007, the Company formed a wholly owned subsidiary, National Group Benefits Corporation (“National Group Benefits”) in order to provide independent contractors the ability to purchase insurance benefits as part of a group. National Group Benefits is currently inactive.

In the fourth quarter of fiscal year 2007, the Company formed a wholly owned subsidiary, National Securities Futures Corporation (“National Futures”) that will provide futures and derivates products to its clients. National Futures is in the process of obtaining the necessary approvals from the National Futures Association, and has not yet commenced business operations.

Merger Agreement with vFinance, Inc.

In November 2007, the Company entered into a definitive merger agreement vFinance, Inc., a publicly traded company who’s wholly owned subsidiary is also a registered broker-dealer with a similar business to National Securities. The merger agreement is subject to numerous conditions, including: execution of definitive transaction documents, compliance with state and federal securities laws and regulations, the completion of an equity financing with gross proceeds of at least $3.0 million, and corporate, shareholder and regulatory approvals. However, no assurance can be given that the Company will consummate the merger with vFinance, Inc.

Clearing Relationships

In March 2005, National Financial Services LLC (“NFS”) acquired the clearing business of Fiserv Securities, Inc. (“Fiserv”), the Company’s former clearing firm. In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. In June 2005, National Securities entered into a clearing agreement with Penson Financial Services, Inc. (“Penson”) for the purpose of providing clearing services that are not provided by NFS. Additionally, in June 2007, National Securities entered into a clearing agreement with Legent Clearing LLC (“Legent”) for the purpose of providing clearing services that are not provided by NFS and to maintain a pre-existing clearing relationship for brokers newly associated with National Securities. The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

Financial Information about Industry Segments

The Company realized approximately 88% of its total revenues in fiscal year 2007 from brokerage services, principal and agency transactions, and investment banking. During fiscal year 2007, brokerage services that consist of retail brokerage commissions represent 54% of total revenues, principal and agency transactions that consist of net dealer inventory gains represent 22% of total revenues, and investment banking, that consist of corporate finance commissions and fees, represent 12% of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operation.”

Brokerage Services

National Securities is registered as a broker-dealer with the SEC and is licensed in all 50 states, the District of Columbia and Puerto Rico. National Securities is also a member of the Financial Industry Regulatory Authority (“FINRA”, formerly the NASD), the Municipal Securities Rulemaking Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). Brokerage services to retail clients are provided through the Company's sales force of investment executives at National Securities.

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

The brokerage services provided by the investment executives at National Securities include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2007, stocks represent approximately 78% of the Company’s business, bonds represent approximately 12% of the Company’s business, and mutual funds and annuities make up the remaining 10% of the Company’s business. The percentage of each type of business varies over time as the investment preferences of the Company’s customers change based on market conditions.

Typically, National Securities does not recommend particular securities to customers. Recommendations to customers are determined by individual investment executives based upon their own research and analysis, subject to applicable FINRA customer suitability standards. Most investment executives perform fundamental (as opposed to technical) analysis. Solicitations may be by telephone, seminars or newsletters. Investment executives may request trading to acquire an inventory position to facilitate sales to customers (subject to the investment executive's own risk). Supervisory personnel review trading activity from inventory positions to ensure compliance with applicable standards of conduct.

The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers. In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. The Company believes its mark-ups, mark-downs and commissions are competitive based on the services it provides to its customers. In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by the FINRA. In order to increase revenues generated from these activities, the Company continuously seeks to hire additional registered representatives, and works with its current registered representatives to increase their productivity.

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

As of September 30, 2007, the Company had 108 employees and 394 independent contractors. Of these totals, 459 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company’s obligations for federal and state withholding, unemployment and social security taxes. The Company’s independent contractor arrangements conform to accepted industry practice, and therefore, the Company does not believe there is a material risk of an adverse determination from the tax authorities that would have a significant effect on the Company's ability to recruit and retain investment executives or on the Company's current operations and financial results of operations. No employees are covered by collective bargaining agreements, and the Company believes its relations are good with both its employees and independent contractors.

The Company’s business plan includes the growth of its retail and institutional brokerage business, while recognizing the volatility of the financial markets. In response to historical market fluctuations, the Company has periodically adjusted certain business activities, including, proprietary trading and market-making trading. The Company believes that consolidation within the industry is inevitable. Concerns attributable to the volatile market, and increased competition, result in a number of acquisition opportunities being introduced to the Company. The Company is focused on maximizing the profitability of its existing operations, while it continues to seek selective strategic acquisitions.

Periodic reviews of controls are conducted and administrative and operations personnel meet frequently with management to review operating conditions. Compliance and operations personnel monitor compliance with applicable laws, rules and regulations.

Principal and Agency Transactions

The Company buys and maintains inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to customers through National Securities. The Company may also maintain inventories in corporate, government and municipal debt securities for sale to customers. The level of National Securities’ market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets. As of September 30, 2007, National Securities made markets in approximately 40 securities. National Securities anticipates that it will engage in some market-making trading activity in the future, which may include companies for which National Securities managed or co-managed a public offering.

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

Competition

The Company is engaged in a highly competitive business. With respect to one or more aspects of its business, its competitors include member organizations of the New York Stock Exchange and other registered securities exchanges in the United States and Canada, and members of the FINRA. Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition, as well as companies that provide electronic on-line trading. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries.

The securities industry has become considerably more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than ours.

Since the adoption of the Gramm-Leach-Bliley Act of 1999, commercial banks and thrift institutions have been able to engage in traditional brokerage and investment banking services, thus increasing competition in the securities industry and potentially increasing the rate of consolidation in the securities industry.

We also compete with other securities firms for successful sales representatives, securities traders and investment bankers. Competition for qualified employees in the financial services industry is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. For a further discussion of risks facing the Company, please see “Risk Factors.”

Government Regulation and Supervision

The securities industry and National Securities’ business is subject to extensive regulation by the SEC, FINRA, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. National Securities is a registered broker-dealer with the SEC and a member of the FINRA. It is licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

In addition, as a registered broker-dealer and member of the FINRA, National Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At September 30, 2007, National Securities’ net capital exceeded the requirement by $2,134,000.

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the FINRA Conduct Rules require National Securities to supervise the activities of its investment executives. As part of providing such supervision, National Securities maintains Written Supervisory Procedures and a Compliance Manual. Compliance personnel and outside auditors conduct inspections of branch offices periodically to review compliance with the Company's procedures. A registered principal provides onsite supervision at each of the Company's larger offices. The other offices (averaging two investment executives per office) are not required by FINRA rules to have a registered principal on site and are therefore supervised by registered principals of National Securities. Designated principals review customer trades to ensure compliance with the FINRA Conduct Rules including mark-up guidelines.

In November 2006, without admitting or denying the alleged violations, National Securities accepted and consented to the entry of the following findings by NASD Regulation: Pursuant to NASD Rules 2110, 3010, 6230(A), MSRB Rules G-14, G-17, the firm failed to report to trace, transactions in trace eligible securities executed on a business day during trace system hours within 30 minutes of the time of execution; the firm’s supervisory system did not provide for supervision reasonably designed to achieve compliance with applicable securities laws, regulations and NASD rules concerning trace reporting; and failed to report to the MSRB customer transaction in municipal securities within 15 minutes of the time of execution. The firm was censured and fined $30,000 in a settlement dated November 21, 2006.

In July 2007, without admitting or denying the alleged violations, National Securities accepted and consented to the entry of the following findings by NASD Regulation: Pursuant to NASD Rules 2110, 3010(A) AND (B), the firm ignored red flags that a representative was circumventing his heightened supervision plan. The firm was censured and fined $20,000 in a settlement dated July 19, 2007.

Venture Capital

In 2001, the Company formed Robotic Ventures Fund I, L.P. (the “Fund”), a venture capital fund dedicated to investing in companies engaged in the business of robotics and artificial intelligence. The Company has a 24.5% interest in, and serves as the managing member of, Robotic Ventures Group LLC (“LLC”), the general partner of the Fund. The LLC has a 0.02% ownership interest in the Fund. The Fund has twenty limited partners. Under the terms of the LLC agreement the managing member may be removed under certain circumstances. As the managing member, the Company has no ongoing monetary responsibility to support operations or provide for Fund losses. The carrying amount of the Company’s investment in the Fund was $0 at September 30, 2007 and 2006. The Company’s investment is accounted for under the equity method of accounting. The Company recognized income on this investment of $192,000 in fiscal year 2006, and no income or loss on this investment in fiscal years 2007 and 2005, respectively. During the formation of the Fund, the Company incurred various start-up expenses that were subsequently reimbursed by the Fund.

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

Although the Company was profitable in fiscal years 2007, 2006 and 2004, it reported losses of approximately $1,183,000, $843,000, $3.4 million and $7.9 million in fiscal years 2005, 2003, 2002 and 2001, respectively. There is no assurance that the Company will be profitable in the future. The Company’s losses were primarily attributable to the market slowdowns and reduced trading activity and volatility, and the cessation of its market making activities. If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations.

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

At September 30, 2007, we had total indebtedness of $1,500,000, of which $500,000 matures during fiscal year 2008. The Company cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by our debt obligations could have a material adverse affect on the Company’s operations.

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

Failure to comply with net capital requirements could subject us to sanctions imposed by the SEC or the FINRA.

National Securities is subject to the SEC's net capital rule which requires the maintenance of minimum net capital. We compute net capital under the alternate method permitted by the net capital rule. National Securities is required to maintain net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. The FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, the FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer. National Securities may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.  In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing.

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

The Company’s revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, the Company’s profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments. National Securities acts as a market maker in publicly traded common stocks. In market making transactions, the Company undertakes the risk of price changes or being unable to resell the common stock it holds or being unable to purchase the common stock it has sold. These risks are heightened by the illiquidity of many of the common stocks that the Company trades and/or makes a market. Any losses from the Company trading activities, including as a result of unauthorized trading by the Company’s employees, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

The securities industry and the Company’s business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The Company is also regulated by industry self-regulatory organizations, including the FINRA and the MSRB. National Securities is a registered broker-dealer with the SEC and a member firm of the FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. Changes in laws or regulations or in governmental policies could cause us to change the way we conduct our business, which could adversely affect us.

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

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. In June 2005, National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. Additionally, in June 2007, National Securities entered into a clearing agreement with Legent for the purpose of providing clearing services that are not provided by NFS and to maintain a pre-existing clearing relationship for brokers newly associated with National Securities

The Company permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the client’s account. During periods of volatile markets, the value of the collateral held by the clearing brokers could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing brokers sell or buy securities at prevailing market prices, and may incur losses to satisfy client obligations. The Company’s has agreed to indemnify the clearing brokers for losses they incur while extending credit to its clients.

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

As of September 30, 2007, of the 8,602,628 outstanding shares of our common stock, approximately 3,350,000 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the Securities Act. On November 15, 2007, the SEC adopted changes to Rule 144 which will take effect 60 days after publication of the changes. Rule 144, as amended, will provide that a person who is not affiliated with us holding restricted securities for six months may sell such shares without restriction. A person who is affiliated with us and who has held restricted securities for six months may sell such shares in brokerage transactions, subject to limitations based on the number of shares outstanding and trading volume. Currently, restricted securities may be sold in brokerage transactions by both affiliates and non-affiliates after a one-year holding period, subject to trading limitations and other requirements, and without restriction by non-affiliates after a two-year holding period. Such sales may have a depressive effect on the price of our common stock in the open market.

Our Board of Directors can issue shares of "blank check" preferred stock without further action by our stockholders.

Our Board of Directors has the authority, without further action by the stockholders, to issue up to 200,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

•	dividend rights;
•	conversion rights;
•	voting rights, which may be greater or lesser than the voting rights of the common stock;
•	rights and terms of redemption;
•	liquidation preferences; and
•	sinking fund terms.

There are currently 50,000 shares of Series A preferred stock authorized, with 37,550 of such shares issued and outstanding. The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock, and the likelihood that these holders will receive dividends and payments upon our liquidation, and could have the effect of delaying, deferring or preventing a change in control of the Company. We have no current plans to issue any additional preferred stock in the next twelve months, although the issuance of preferred stock may be necessary in order to raise additional capital.

The Company’s principal shareholders including our directors and officers control a large percentage of our shares of common stock and can significantly influence our corporate actions.

At the present time, the Company’s executive officers, directors and/or entities that these individuals are affiliated with, and certain more than 5% shareholders, own approximately 65% of our common stock, including shares of common stock issuable upon conversion of our Series A preferred stock, and excluding stock options and warrants. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions.

We will be subject to new requirements that we evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act and other corporate governance initiatives that may expose us to certain risks.

Currently, for the year ending September 30, 2008, we will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules and regulations that require an annual management report on our internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting. For the year ending September 30, 2009, an attestation report by our independent registered public accounting firm regarding our internal controls will also be required.

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

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Other than dividends paid on our Series A preferred stock, we expect to retain all future earnings, if any, for investment in our business. In addition, our Certificates of Designation setting forth the relative rights and preferences of our Series A preferred stock limit our ability to pay dividends to the holders of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company owns no real property. Its corporate headquarters are shared with National Securities in leased space in Chicago, Illinois and New York, New York. The Company leases office space in Boca Raton, Florida, and through its subsidiary, the Company leases office space in Chicago, New York, Seattle, Washington and Tinton Falls, New Jersey. Independent contractors individually lease the branch offices that are operated by those independent contractors.

Leases expire at various times through September 2012. The Company believes the rent at each of its locations is reasonable based on current market rates and conditions.

Item 3. LEGAL PROCEEDINGS

In September 2006, the former chairman and chief executive officer of the Company, Steven A. Rothstein, commenced an arbitration against the current chairman and chief executive officer of the Company, Mark Goldwasser, in the matter Rothstein et al. vs. Goldwasser, FINRA No. 06-04000.  Rothstein is alleging fraud and inequitable conduct relating to his attempts to sell his investment in the Company in calendar year 2001, and is seeking approximately $5,750,000 in damages.  The Company is indemnifying Mr. Goldwasser in this action.  The Company and Mr. Goldwasser believe this action is without merit, and intend to vigorously defend this action. As of September 30, 2007, the outcome of this arbitration is undeterminable and accordingly the Company has not established a provision for this matter.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking in the aggregate damages of approximately $1,000,000. The Company believes such claims are substantially without merit, and estimates that its liability, primarily for attorney representation, will approximate $200,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2007 and 2006, is $62,000 and $241,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. The Company has included in “Professional fees” litigation and other FINRA related expenses of $1,444,000, $799,000 and $790,000 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 30, 2007.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 20, 2006, our common stock commenced trading under the symbol “NHLD” on the OTCBB reflecting the Company’s name change. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. From October 1, 2005 to March 17, 2006, our common stock traded on the OTCBB under the symbol “OLYD”.

The following table sets forth the high and low closing sales prices for the common stock as reported on the OTCBB for the period from October 1, 2005 to September 30, 2007.

Period	High	Low

October 1, 2005/December 31, 2005	$1.20	$0.53
January 1, 2006/March 31, 2006	$1.60	$0.75
April 1, 2006/June 30, 2006	$1.55	$1.05
July 1, 2006/September 30, 2006	$1.60	$1.20

October 1, 2006/December 31, 2006	$1.65	$1.10
January 1, 2007/March 31, 2007	$1.80	$1.40
April 1, 2007/June 30, 2007	$3.30	$1.56
July 1, 2007/September 30, 2007	$2.85	$1.85

The closing price of the common stock on December 6, 2007, as quoted on the OTCBB, was $1.60 per share.

Shareholders

As of September 30, 2007, the Company had approximately 1,000 shareholders, including those shareholders holding stock in street name and trust accounts.

Dividends

Delaware law authorizes the Company’s Board of Directors to declare and pay dividends with respect to the common stock either out of its surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless the Company’s capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. The Company’s ability to pay dividends in the future also may be restricted by its operating subsidiary's obligation to comply with the net capital requirements imposed on broker-dealers by the SEC and the FINRA.  Prior to the issuance of the Series A and Series B preferred stock, no shareholder held preferential rights in liquidation. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future.

The holders of the Series A Convertible preferred stock are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors. In the years ended September 30, 2007, 2006 and 2005, the Company’s Board of Directors declared in-kind dividends in the aggregate of 2,537, 1,996 and 2,143 shares of Series A preferred stock, in payment of approximately $317,000, $300,000 and $322,000, respectively, for dividends accumulated through March 31 of each year. In March 2006, the Company’s shareholders approved an amendment to decrease the conversion price of the Series A preferred stock to $1.25 per share from $1.50 per share. As of September 30, 2007 and 2006, the amount of accumulated dividends for the Company’s 37,550 and 35,516 issued and outstanding shares of Series A preferred stock was approximately $169,000 and $159,000, respectively.

The holders of the Company’s Series B Convertible preferred stock, convertible into the Company’s common stock at $.75 per share, were entitled to receive dividends on a quarterly basis at a rate of 10% per annum per share. Such dividends were cumulative and were payable only when declared by the Company’s Board of Directors. The Company declared and paid cash dividends on its Series B preferred stock in fiscal years 2007 and 2006. In the fourth quarter of fiscal year 2007, the Company exercised the conversion option contained in its Series B preferred stock, and is no longer obligated to pay dividends on its Series B preferred stock.

The holders of the Company’s Series A convertible preferred stock have voting rights equal to the number of shares of common stock into which such shares of preferred stock could be converted at a particular record date.

Securities Authorized for Issuance under Equity Compensation Plans

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

We have not announced any currently effective authorization to repurchase shares of our common stock.

Item 6. SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 2007, 2006, 2005, 2004 and 2003. This information has been derived from, and should be read in conjunction with, the audited financial statements, which appear elsewhere in this report. All information is expressed in thousands of dollars except for per share information.

	Fiscal Year
	2007	2006	2005	2004	2003
Net revenues	$72,819	$58,727	$45,730	$62,460	$50,158
Net income (loss)	1,372	595	(1,183)	566	(843)
Preferred stock dividends	(409)	(381)	(290)	(266)	(250)
Net income (loss) per common share
Basic	0.16	0.04	(0.29)	0.08	(0.34)
Diluted	0.13	0.04	(0.29)	0.07	(0.34)
Weighted average number of shares used in computing income (loss)per share
Basic	6,042,646	5,146,422	5,024,643	3,580,446	3,175,315
Diluted	9,669,531	5,278,299	5,024,643	4,106,742	3,175,315
Total assets	17,283	9,707	7,960	9,722	8,735
Total liabilities	10,461	6,864	7,030	7,793	9,064
Stockholders’ equity (deficit)	6,822	2,843	930	1,929	(329)
Cash dividends	82	46	-	-	-

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

The Company’s critical accounting policies are as follows:

Revenue Recognition - Customer security transactions and the related commission income and expense are recorded as of the trade date. Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, NFS, Penson and Legent. The interest is billed on the average daily balance of the margin account.

Net dealer inventory gains result from securities transactions entered into for the account and risk of the Company. Net dealer inventory gains are recorded on a trade date basis. Transfer fees are charged for each customer’s security transaction, and are recognized as of the trade date. Investment advisory fees are account management fees for high net worth clients based on the amount of the assets under management. These fees are billed quarterly and recognized at such time that the service is performed and collection is probable.

The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers. In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. Mark-ups, mark-downs and commissions are generally priced competitively based on the services it provides to its customers. In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by the FINRA.

Common Stock Purchase Warrants - The Company accounts for the issuance of common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of Emerging Issues Task Force Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its derivative financial instruments as of September 30, 2007, which consist of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under EITF 00-19.

Convertible Instruments - The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19.

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in EITF 00-19).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company evaluated the conversion option embedded in the convertible preferred stock and determined, in accordance with the provisions of these statements, that such conversion option does not meet the criteria requiring bifurcation of these instruments. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option embedded in the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the preferred shares (as that term is clarified in paragraph 61.l. of the implementation guidance included in Appendix A of SFAS 133). Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed under SFAS 133.

Other Receivables - The Company extends unsecured credit in the normal course of business to its registered representatives. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual registered representative. The allowance for doubtful accounts reflects the amount of loss that can be reasonably estimated by management, and is included in other expenses in the accompanying consolidated statements of operations.

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

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2007, 2006 and 2005. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options

Results of Operations

Fiscal Year 2007 Compared with Fiscal Year 2006

The Company’s fiscal year 2007 resulted in an increase in revenues, and a slightly lesser increase in expenses, compared with fiscal year 2006. As a result, the Company reported net income of $1,372,000 compared with net income of $595,000 for the fiscal years 2007 and 2006, respectively. This represents an improvement of $777,000 from the prior year.

	Fiscal Year		Increase (Decrease)
	2007	2006	Amount	Percent
Commissions	$39,237,000	$32,140,000	$7,097,000	22%
Proprietary trading	14,550,000	7,391,000	7,159,000	97%
Market making	873,000	323,000	550,000	170%
Mark-ups and mark-downs	306,000	124,000	182,000	147%
Net dealer inventory gains	15,729,000	7,838,000	7,891,000	101%
Investment banking	9,097,000	11,323,000	(2,226,000)	(20)%
Interest and dividends	2,824,000	2,891,000	(67,000)	(2)%
Transfer fees and clearance services	4,075,000	3,336,000	739,000	22%
Other	1,857,000	1,199,000	658,000	55%
	$72,819,000	$58,727,000	$14,092,000	24%

Total revenues increased $14,092,000, or 24%, in fiscal year 2007 to $72,819,000 from $58,727,000 in fiscal year 2006. The increase in revenues is primarily due to greater commissions and net dealer inventory gains, partially offset by a decline in investment banking revenues. During fiscal year 2007, total trading volume increased 4%, compared to fiscal year 2006. The lesser increase in trading volume compared to revenues reflects an increase in the average revenue per trade. Commission revenue increased $7,097,000, or 22%, to $39,237,000 from $32,140,000 during fiscal year 2007 compared with fiscal year 2006. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $7,891,000, or 101%, to $15,729,000 from $7,838,000 during fiscal year 2007 compared with fiscal year 2006. The increase is primarily due to an increase in proprietary trading in the foreign bond market, and reflects the Company’s re-entry into market making activities. During fiscal year 2007, revenues from proprietary trading increased $7,159,000, or 97%, to $14,550,000 from $7,391,000 in fiscal year 2006, revenues from market making activities increased $550,000, or 170%, to $873,000 from $323,000 in fiscal year 2006, and revenues from customer mark-ups and mark-downs increased $182,000, or 147%, to $306,000 from $124,000 in fiscal year 2006.

Investment banking revenue decreased $2,226,000, or 20%, to $9,097,000 from $11,323,000 in fiscal year 2007 compared with fiscal year 2006. The decrease in investment banking revenues is attributable to the Company having completed fewer investment banking transactions for private companies in fiscal year 2007 than in fiscal year 2006. Interest and dividend income decreased $67,000, or 2%, to $2,824,000 from $2,891,000 in fiscal year 2007 compared with fiscal year 2006. The decrease in interest income is attributable to a decrease in the amount of debit balances in National Securities’ customer accounts in fiscal year 2007 compared to fiscal year 2006. Transfer fees increased $739,000, or 22%, to $4,075,000 in fiscal year 2007 from $3,336,000 in fiscal year 2006. The increase reflects higher transfer fees for trades generated from the retail brokerage business of brokers recently associated with the Company.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees, and other investment income, increased $658,000, or 55%, to $1,857,000 from $1,199,000 during fiscal year 2007 compared to fiscal year 2006. The increase is due to an increase in fee based assets under management, partially offset by investment income realized in the Company’s venture capital fund in fiscal year 2006.

	Fiscal Year		Increase (Decrease)
	2007	2006	Amount	Percent
Commission expense related to:
Commission revenue	$35,779,000	$28,451,000	$7,328,000	26%
Net dealer inventory gains	12,507,000	5,617,000	6,890,000	123%
Investment banking	3,985,000	8,208,000	(4,223,000)	(51)%
Commissions	52,271,000	42,276,000	9,995,000	24%
Employee compensation	7,464,000	5,835,000	1,629,000	28%
Clearing fees	1,745,000	1,538,000	207,000	13%
Communications	1,719,000	1,748,000	(29,000)	(2)%
Occupancy and equipment costs	2,996,000	2,805,000	191,000	7%
Professional fees	2,266,000	1,213,000	1,053,000	87%
Interest	531,000	494,000	37,000	7%
Taxes, licenses and registration	666,000	617,000	49,000	8%
Other administrative expenses	1,789,000	1,606,000	183,000	11%
	$71,447,000	$58,132,000	$13,315,000	23%

In comparison with the 24% increase in total revenues, total expenses increased 23%, or $13,315,000, to $71,447,000 for fiscal year 2007 compared to $58,132,000 in fiscal year 2006. The increase in total expenses is primarily the result of greater commission expense directly associated with commission revenues and net dealer inventory gain, and increases in employee compensation and legal fees, partially offset by a decline in commission expense directly associated with investment banking.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $9,995,000, or 24%, to $52,271,000 in fiscal year 2007 from $42,276,000 in fiscal year 2006. Commission expense related to commission revenue increased $7,328,000, or 26%, to $35,779,000 in fiscal year 2007 from $28,451,000 in fiscal year 2006; commission expense related to net dealer inventory gains increased $6,890,000, or 123%, to $12,507,000 in fiscal year 2007 from $5,617,000 in fiscal year 2006; and commission expense related to investment banking decreased $4,223,000, or 51%, to $3,985,000 in fiscal year 2007 from $8,208,000 in fiscal year 2006. Commission expense as a percentage of commission revenues increased to 91% in fiscal year 2007 from 89% in fiscal year 2006. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 80% in fiscal year 2007 from 72% in fiscal year 2006. This increase is attributable to changes in the production of particular brokers and traders, not all of who are paid at the same commission rate. Commission expense as a percentage of investment banking revenues decreased to 44% in fiscal year 2007 from 72% in fiscal year 2006. This decrease is attributable to the type and size of the particular investment banking transactions completed in the current fiscal year. Commission expense includes the amortization of advances to registered representatives of $1,406,000 and $1,281,000 for fiscal years 2007 and 2006, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $1,629,000, or 28%, to $7,464,000 in fiscal year 2007 from $5,835,000 in fiscal year 2006. The increase is attributable to new employees hired during fiscal years 2007 and 2006, bonuses based on the current year’s profits, year-end bonuses that were paid to certain staff employees in the first quarter of fiscal year 2007 and an increase in the amortization of the fair value associated with stock based compensation. The amortization of stock based compensation is $171,000 and $19,000 for fiscal years 2007 and 2006, respectively. Overall, combined commission and employee compensation expense, as a percentage of revenue remained relatively constant at approximately 82% in fiscal years 2007 and 2006.

Clearing fees increased $207,000, or 13%, to $1,745,000 in fiscal year 2007 from $1,538,000 in fiscal year 2006. The increase in clearing fees is attributable to the increase in commission revenue in fiscal year 2007 compared to fiscal year 2006, partially offset by the amortization of credits received from one of the Company’s clearing firms.

Communication expenses decreased $29,000, or 2%, to $1,719,000 from $1,748,000 in fiscal year 2007 compared to fiscal year 2006. The decrease is primarily due to the Company’s ability to acquire certain of these services at a lower price. Occupancy costs increased $191,000, or 7%, to $2,996,000 from $2,805,000 in fiscal year 2007 compared to fiscal year 2006. The increase in occupancy expense is due to costs incurred to transfer certain of the Company’s paper files to a digital system and annual rent increases contained in the Company’s office leases, partially offset by the settlement of a lawsuit by the Company against a former subtenant in the third quarter of fiscal year 2007. Professional fees increased $1,053,000, or 87%, to $2,266,000 from $1,213,000 in fiscal year 2007 compared to fiscal year 2006. The increase in professional fees is primarily a result of legal fees and costs incurred to settle certain arbitrations.

Interest expense increased $37,000, or 7%, to $531,000 from $494,000 in fiscal year 2007 compared to fiscal year 2006. The increase in interest expense is attributable to the acceleration of amortization on the Company’s convertible notes that were converted to common stock in fiscal year 2007, partially offset by an overall decrease in the Company’s debt. Included in interest expense is the amortization of $291,000 and $193,000 for fiscal years 2007 and 2006, respectively. Taxes, licenses and registration increased $49,000, or 8%, to $666,000 from $617,000 in fiscal year 2007 compared fiscal year 2006. The increase is due to registration incentives provided to certain brokers who became affiliated with the Company in the fourth quarter of fiscal year 2007. Other administrative expenses increased $183,000, or 11%, to $1,789,000 from $1,606,000 in fiscal year 2007 compared to fiscal year 2006. The increase in other expenses is due to costs incurred relating to the recruitment of new registered representatives and the expansion of investment banking operations in fiscal year 2007.

The Company reported net income of $1,372,000 in fiscal year 2007 compared to net income of $595,000 in fiscal year 2006. The net income attributable to common stockholders in fiscal year 2007 was $963,000, or diluted earnings of $.13 per common share, as compared net income attributable to common of $214,000, or diluted earnings of $.04 per common share in fiscal year 2006. The net income attributable to common stockholders for fiscal years 2007 and 2006 reflects $409,000 and $381,000, respectively, of cumulative Preferred Stock dividends on the Company’s Preferred Stock.

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

	Fiscal Year		Increase (Decrease)
	2006	2005	Amount	Percent
Commissions	$32,140,000	$33,134,000	$(994,000)	(3)%
Proprietary trading	7,391,000	5,646,000	1,745,000	31%
Market making	323,000	-	323,000	n/a
Mark-ups and mark-downs	124,000	64,000	60,000	94%
Net dealer inventory gains	7,838,000	5,710,000	2,128,000	37%
Investment banking	11,323,000	528,000	10,795,000	2045%
Interest and dividends	2,891,000	2,739,000	152,000	6%
Transfer fees and clearance services	3,336,000	3,097,000	239,000	8%
Other	1,199,000	522,000	677,000	130%
	$58,727,000	$45,730,000	$12,997,000	28%

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

	Fiscal Year		Increase (Decrease)
	2006	2005	Amount	Percent
Commission expense related to:
Commission revenue	$28,451,000	$28,504,000	$(53,000)	0%
Net dealer inventory gains	5,617,000	3,919,000	1,698,000	43%
Investment banking	8,208,000	415,000	7,793,000	1878%
Commissions	42,276,000	32,838,000	9,438,000	29%
Employee compensation	5,835,000	5,010,000	825,000	16%
Clearing fees	1,538,000	432,000	1,106,000	256%
Communications	1,748,000	1,670,000	78,000	5%
Occupancy and equipment costs	2,805,000	2,886,000	(81,000)	(3)%
Professional fees	1,213,000	1,520,000	(307,000)	(20)%
Interest	494,000	448,000	46,000	10%
Taxes, licenses and registration	617,000	344,000	273,000	79%
Other administrative expenses	1,606,000	1,765,000	(159,000)	(9)%
	$58,132,000	$46,913,000	$11,219,000	24%

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

Liquidity and Capital Resources

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At September 30, 2007, National Securities’ net capital exceeded the requirement by $2,134,000.

Advances, dividend payments and other equity withdrawals from the Company’s subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During the fiscal year ended September 30, 2007 the Company did not have any equity withdrawals.

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

In August 2005, upon the maturity of previously issued notes, the Company and two note holders entered into new note agreements providing for $1.0 million of notes with a maturity date of July 31, 2007, together with warrants having an expiration date of July 31, 2007 to purchase, in the aggregate, 200,000 shares of common stock at a price of $1.25 per share. The notes had an interest rate of 9%. These notes were repaid in full in January 2006, and the warrants to purchase 200,000 shares of common stock were exercised in July 2007.

National Securities entered into a secured demand note collateral agreement with an employee of National Securities and a former Director of the Company to borrow securities that can be used by the Company for collateral agreements. In February 2007, upon the maturity of the previously issued note, National Securities and the holder entered into a new $1.0 million secured demand note collateral agreement with a maturity date of March 1, 2008. In May 2007, the Company paid $500,000 of this secured demand note, and the balance is due at maturity. The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share, with an expiration date of July 31, 2008.

In January 2006, the Company completed a private placement of its securities to a limited number of accredited investors in a transaction exempt from registration under Section 4(2) of the Securities Act. The investors made a $2.0 million investment in the Company by purchasing an aggregate of the following: (i) $1.0 million for 10,000 shares of the Company’s newly created Series B Preferred Stock, which had a 10% dividend rate and was convertible into Common Stock at a price of $.75 per share, and (ii) 11% convertible promissory notes in the principal amount of $1.0 million, which were convertible into Common Stock at a price of $1.00 per share, with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share. The convertible promissory notes were to mature in January 2011. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $187,000 that was charged to interest expense over the life of the debt.

The investment included $1.7 million by St. Cloud Capital Partners, L.P. (“St. Cloud”), and an aggregate of $300,000 by two unrelated investors. Marshall S. Geller, the Co-Founder and Senior Managing Member of SCGP, LLC, the General Partner of St. Cloud, became a member of the Board of Directors of the Company simultaneous with the closing of the transaction. The Company incurred legal fees and other costs related to this capital transaction, in the amount of $56,000. The Company capitalized one-half of the fees to deferred financing costs that were amortized to interest expense over the life of the convertible promissory notes and one-half of the fees were charged to paid-in capital.

In January 2006, the Company used $1.0 million of the proceeds from the above private placement to pay in full $1.0 million of promissory notes held by two unrelated note holders that had a maturity date of July 31, 2007.

In June 2007, the Company exercised the conversion option contained in its 11% convertible promissory notes. The Company issued 1,024,413 shares of its common stock in full payment of the $1,000,000 convertible promissory notes, plus accrued interest. The remaining unamortized debt discount of approximately $150,000 was expensed as “Interest” in the quarter ended June 30, 2007. In July 2007, the Company exercised the conversion option contained in its Series B Preferred Stock, and issued 1,333,333 shares of its common stock for the retirement of the Series B preferred stock. Accordingly, the Company is no longer obligated to pay dividends on the Series B preferred stock.

In March 2006, the Company sold and issued 159,090 shares of the Company’s common stock to an unaffiliated party for $175,000 in a private placement exempt from registration under Section 4(2) of the Securities Act. The proceeds from the private placement were used to retire $175,000 of the Company’s promissory notes that were due to mature in January 2007.

In May 2006, the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933 for the resale of certain shares of Common Stock, shares of Common Stock issuable upon the conversion of preferred stock and notes, and exercise of certain warrants previously issued in connection with private placement transactions. The Registration Statement became effective on November 6, 2006. The Company will receive proceeds from the exercise of warrants that were included in the registration statement. The Registration Statement was suspended in November 2007 as a result of the proposed merger transaction with vFinance, Inc.

In February 2007, the Company completed a financing transaction under which certain investors purchased 10% promissory notes in the principal amount of $1.0 million, with warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.40 per share. The promissory notes mature in February 2009, and have a stated interest rate of 10% per annum. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $195,000 that is being charged to interest expense over the life of the debt.

The Company and the investors entered into a registration rights agreement, wherein the investors received unlimited piggyback registration rights and one demand registration right for the shares of common stock issuable upon exercise of the warrants. The investors can make such demand one year after the date of issuance of the warrants, and the Company has agreed to file the registration statement within 90 days of such demand. The Company has agreed to use commercially reasonable efforts to have the registration statement declared effective. There are no penalties for failure to have the registration statement declared effective. As of September 30, 2007, the Company has not registered the securities covered by the warrants.

The investment included $500,000 by Christopher C. Dewey and $250,000 by St. Cloud. Mr. Dewey, and Mr. Geller, the Senior Managing Partner of St. Cloud, are each members of the Company’s board of directors. The Company incurred legal fees and other costs related to this capital transaction in the amount of $22,000 that were capitalized and will be amortized to interest expense over the life of the promissory notes.

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

In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 business credit that is being amortized over an eight year period ending November 2014, corresponding with the expiration date of the clearing agreement. In the second quarter of fiscal year 2007, NFS provided National Securities a $250,000 clearing fee waiver that is being amortized over a two year period ending December 2008, corresponding with the time period that certain performance standards were to be achieved. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause that is initially $2.0 million and reduces to $125,000 over the eight-year term of the agreement. Additionally, in June 2005 National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

As of September 30, 2007, advances to registered representatives increased $2,454,000 to $4,010,000 from $1,556,000 as of September 30, 2006. This increase is attributable to advances made to registered representatives who became affiliated with National Securities during fiscal year 2007 and advances to registered representatives already affiliated with National Securities who agreed to renew their affiliation, offset in part by the amortization of advances in fiscal year 2007 and prior years.

In fiscal year 2007 and 2006, the Company received proceeds of approximately $1,326,000 and $0, respectively, from the exercise of outstanding employee stock options and warrants.

The Company has historically satisfied its capital needs with cash generated from operations or from financing activities. The Company believes that it will have sufficient funds to maintain its current level of business activities during fiscal year 2008. If market conditions should weaken, the Company would need to consider curtailing certain of its business activities, reducing its fixed overhead costs and/or seek additional sources of financing.

The following table shows the contractual obligations of the Company as of September 30, 2007:

Fiscal Year Ending	Notes Payable	Secured Demand Note	Leases	Total
2008	$-	$500,000	$1,556,000	$2,056,000
2009	1,000,000	-	584,000	1,584,000
2010	-	-	562,000	562,000
2011	-	-	579,000	579,000
2012	-	-	443,000	443,000
Thereafter	-	-	-	-
Less: Deferred debt discount	(138,000)	-	-	(138,000)
	$862,000	$500,000	$3,724,000	$5,086,000

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

The following table shows the market values of the Company's securities owned and securities sold, but not yet purchased as of September 30, 2007:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$972,000	$-
Government obligations	219,000	77,000
	$1,191,000	$77,000

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended September 30, 2007.

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

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2007 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The other information required by this Item will be included in the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are included in Part II, Item 8:

1.	Financial Statements
Independent Auditors' Reports
Consolidated Financial Statements
Statements of Financial Condition, September 30, 2007 and September 30, 2006
Statements of Operations for the Years ended September 30, 2007, September 30, 2006 and September 30, 2005
Statement of Changes in Stockholders' Equity for the Years ended September 30, 2007, September 30, 2006 and September 30, 2005
Statements of Cash Flows for the Years ended September 30, 2007, September 30, 2006 and September 30, 2005
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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 10, 2007	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chairman, President and Chief Executive Officer

Date: December 10, 2007	By:	/s/ Robert H. Daskal
Robert H. Daskal
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 10, 2007	By:	/s/ Mark Goldwasser
Mark Goldwasser,
Chairman, President and Chief Executive Officer

Date: December 10, 2007	By:	/s/ Gary A. Rosenberg
Gary A. Rosenberg, Director

Date: December 10, 2007	By:	/s/ Robert J. Rosan
Robert J. Rosan, Director

Date: December 10, 2007	By:	/s/ Norman J. Kurlan
Norman J. Kurlan, Director

Date: December 10, 2007	By:	/s/ Marshall S. Geller
Marshall S. Geller, Director

Date: December 10, 2007	By:	/s/ Christopher C. Dewey
Christopher C. Dewey, Director

EXHIBIT INDEX

3.1	Certificate of Incorporation, as amended, previously filed as Exhibit 3.5. to Form 10-Q in May 2004 and hereby incorporated by reference.
3.2	The Company's Bylaws, as amended, previously filed as Exhibit 3.3 to Form 10-Q in February 2002, and hereby incorporated by reference.
3.3	The Company’s By-Laws, as amended and restated on December 12, 2001.
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

4.1	Form of Warrant filed as Exhibit 4.1 to Form 8-K in January 2006 and hereby incorporated by reference.
4.2	Form of Promissory Note filed as Exhibit 4.2 to Form 8-K in January 2006 and hereby incorporated by reference.
4.3	Amendment No. 1 to 11% Convertible Promissory Note filed as Exhibit 4.3 to Form 10-Q in February 2007 and hereby incorporated by reference.
4.4	Form of Warrant filed as Exhibit 4.4 to Form 8-K in February 2007 and hereby incorporated by reference.
4.5	Form of 10% Promissory Note filed as Exhibit 4.5 to Form 8-K in February 2007 and hereby incorporated by reference.
10.1	Office lease, Chicago, Illinois, previously filed as Exhibit 10.27 to Form 10-K in December 1996 and hereby incorporated by reference.
10.2	Amended office lease, Chicago, Illinois, previously filed as Exhibit 10.29 to Form 10-K in December 1996 and hereby incorporated by reference.
10.3	Office lease, Seattle, Washington previously filed as Exhibit 10.20 to Form 10-K in December 1999 and hereby incorporated by reference.
10.4	Form of Note payable agreement dated January 2001, previously filed as Exhibit 10.23 to Form 10-Q in May 2001 and hereby incorporated by reference.
10.5	Secured Demand Note dated February 2001, previously filed as Exhibit 10.24 to Form 10-Q in May 2001 and hereby incorporated by reference.
10.6	Loan and security agreement dated January 2001, previously filed as Exhibit 10.25 to Form 10-Q in February 2001 and hereby incorporated by reference.
10.7*	2001 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2001 and hereby incorporated by reference.
10.8	Audit committee charter, previously filed as Exhibit 10.22 to Form 10-Q in August 2000 and hereby incorporated by reference.
10.9
Purchase Agreement by and among Olympic Cascade Financial Corporation, Mark Goldwasser and Triage Partners, LLC dated as of December 14, 2001, previously filed as Exhibit 10.30 to Form 8-K in January 2002 and hereby incorporated by reference.

10.10
Stock Purchase Agreement between Steven A. Rothstein, certain other persons or entities and Triage Partners, LLC dated as of December 14, 2001, previously filed as Exhibit 10.31 to Form 8-K in January 2002 and hereby incorporated by reference.

10.11
Securities Exchange Agreement by and among Olympic Cascade Financial Corporation, Gregory P. Kusnick, Karen Jo Gustafson, Gregory C. Lowney and Maryanne K. Snyder dated as of December 14, 2001, previously filed as Exhibit 10.32 to Form 8-K in January 2002 and hereby incorporated by reference.

10.12
Escrow Agreement by and made among Olympic Cascade Financial Corporation, Mark Goldwasser, Triage Partners, LLC and National Securities Corporation dated as of December 28, 2001, previously filed as Exhibit 10.33 to Form 8-K in January 2002 and hereby incorporated by reference.

10.13	Form of Warrant issued in December 2002.
10.14	Form of Securities Purchase Agreement, previously filed as Exhibit 10.36 to Form 8-K in February 2004 and hereby incorporated by reference.
10.15	Form of Note, previously filed as Exhibit 10.37 to Form 8-K in February 2004 and hereby incorporated by reference.
10.16	Form of Warrant, previously filed as Exhibit 10.38 to Form 8-K in February 2004 and hereby incorporated by reference.
10.17	Form of Registration Rights Agreement, previously filed as Exhibit 10.39 to Form 8-K in February 2004 and hereby incorporated by reference.
10.18	Clearing Agreement previously filed as Exhibit 10.36 to Form 10-K in June 2004 and hereby incorporated by reference.
10.19	Form of Warrant issued in August 2004 filed as Exhibit 10.40 to Form 8-K in August 2004 and hereby incorporated by reference.
10.20	Form of Registration Rights Agreement dated in August 2004 filed as Exhibit 10.41 to Form 8-K in August 2004 and hereby incorporated by reference.
10.21*	Severance Agreement dated February 4, 2005 between Michael A. Bresner and National Securities Corporation filed as Exhibit 10.43 to Form 8-K in February 2005 and hereby incorporated by reference.
10.22	Warrant issued by the Company to Triage Partners LLC dated April 1, 2005 filed as Exhibit 10.45 to Form 8-K in April 2005 and hereby incorporated by reference.
10.23
Securities Purchase Agreement dated as of January 11, 2006 by and among Olympic Cascade Financial Corporation and the investors set forth therein filed as Exhibit 10.48 to Form 8-K in January 2006 and hereby incorporated by reference.

10.24
Registration Rights Agreement dated as of January 11, 2006 by and among Olympic Cascade Financial Corporation and the investors set forth therein filed as Exhibit 10.49 to Form 8-K in January 2006 and hereby incorporated by reference.

10.25*	Employment Agreement dated as of March 15, 2006 between the Company and Mark Goldwasser filed as Exhibit 10.50 to Form 10-Q in May 2006 and hereby incorporated by reference.
10.26	Securities Purchase Agreement dated as of March 17, 2006 filed as Exhibit 10.51 to Form 10-Q in May 2006 and hereby incorporated by reference.
10.27
Securities Purchase Agreement, dated as of February 22, 2007 by and among National Holdings Corporation and the investors set forth therein filed as Exhibit 10.52 to Form 8-K in February 2007 and hereby incorporated by reference.

10.28
Registration Rights Agreement, dated as of February 22, 2007 by and among National Holdings Corporation and the investors set forth therein filed as Exhibit 10.53 to Form 8-K in February 2007 and hereby incorporated by reference.

10.29*	2006 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2006 and hereby incorporated by reference
14.	The Code of Ethics filed as Exhibit 14 to Form 10-K in December 2003 and hereby incorporated by reference.
16.1	Change in Certifying Accountant, previously filed in Form 8-K in August 1998 and hereby incorporated by reference.
16.2	Change in its Independent Public Accountants, previously filed in Form 8-K in May 2003 and hereby incorporated by reference.
16.3	Change in its Independent Public Accountants, previously filed in Form 8-K in October 2003 and hereby incorporated by reference.

21.	Subsidiaries of Registrant.
23.1	Consent of Marcum & Kliegman LLP
24.	Power of Attorney, previously filed to Forms S-3 in May 1999 and June 1999.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Compensatory agreements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Holdings Corporation

We have audited the accompanying consolidated statements of financial condition of National Holdings Corporation and Subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and Subsidiaries as of September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
November 30, 2007

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	September 30,
	2007	2006
ASSETS

CASH	$4,957,000	$1,441,000
DEPOSITS WITH CLEARING ORGANIZATIONS	402,000	300,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS	4,739,000	3,548,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $467,000 at September 30, 2007 and 2006, respectively	784,000	380,000
ADVANCES TO REGISTERED REPRESENTATIVES	4,010,000	1,556,000
SECURITIES OWNED
Marketable, at market value	1,191,000	475,000
Non-marketable, at fair value	-	402,000
FIXED ASSETS, net	304,000	305,000
SECURED DEMAND NOTE	500,000	1,000,000
OTHER ASSETS	396,000	300,000

TOTAL ASSETS	$17,283,000	$9,707,000

LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS	$1,115,000	$113,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market	77,000	162,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES	7,907,000	3,943,000
CONVERTIBLE NOTES PAYABLE, net of debt discount of $159,000 at September 30, 2006	-	841,000
NOTES PAYABLE, net of debt discounts of $138,000 and $45,000 at September 30, 2007 and 2006, respectively	862,000	805,000
TOTAL LIABILITIES	9,961,000	5,864,000

SUBORDINATED BORROWINGS	500,000	1,000,000

COMMITMENTS AND CONTINGENCIES (NOTES 15 and 16)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares designated as Series A and 20,000 shares designated as Series B	-	-
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 37,550 shares issued and outstanding (liquidation preference: $3,755,000) at September 30, 2007 and 35,316 shares issued and outstanding (liquidation preference: $3,531,600) at September 30, 2006	-	-
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding at September 30, 2007 and 10,000 shares issued and outstanding (liquidation preference:

$1,000,000) at September 30, 2006	-	-
Common stock, $.02 par value, 30,000,000 shares authorized; 8,602,628 and 5,223,968 shares issued and outstanding, at September 30, 2007 and 2006, respectively	172,000	104,000
Additional paid-in capital	19,919,000	16,956,000
Accumulated deficit	(13,269,000)	(14,217,000)
TOTAL STOCKHOLDERS' EQUITY	6,822,000	2,843,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,283,000	$9,707,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30, 2007	September 30, 2006	September 30, 2005

REVENUES
Commissions	$39,237,000	$32,140,000	$33,134,000
Net dealer inventory gains	15,729,000	7,838,000	5,710,000
Investment banking	9,097,000	11,323,000	528,000

Total commission and fee revenues	64,063,000	51,301,000	39,372,000

Interest and dividends	2,824,000	2,891,000	2,739,000
Transfer fees and clearing services	4,075,000	3,336,000	3,097,000
Other	1,857,000	1,199,000	522,000

	72,819,000	58,727,000	45,730,000

EXPENSES
Commissions and fees	52,271,000	42,276,000	32,838,000
Employee compensation and related expenses	7,464,000	5,835,000	5,010,000
Clearing fees	1,745,000	1,538,000	432,000
Communications	1,719,000	1,748,000	1,670,000
Occupancy and equipment costs	2,996,000	2,805,000	2,886,000
Professional fees	2,266,000	1,213,000	1,520,000
Interest	531,000	494,000	448,000
Taxes, licenses, registration	666,000	617,000	344,000
Other administrative expenses	1,789,000	1,606,000	1,765,000

	71,447,000	58,132,000	46,913,000

Net income (loss)	1,372,000	595,000	(1,183,000)

Preferred stock dividends	(409,000)	(381,000)	(290,000)

Net income (loss) attributable to common stockholders	$963,000	$214,000	$(1,473,000)

INCOME (LOSS) PER COMMON SHARE

Basic:
Net income (loss) attributable to common stockholders	$0.16	$0.04	$(0.29)

Diluted:
Net income (loss) attributable to common stockholders	$0.13	$0.04	$(0.29)

Weighted average number of shares outstanding:
Basic	6,042,646	5,146,422	5,024,643
Diluted	9,669,531	5,278,299	5,024,643

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2007, SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, September 30, 2004	31,177	$-	4,984,332	$100,000	$14,790,000	$(12,961,000)	$1,929,000

Issuance of series A preferred stock dividends	2,143	-	-	-	322,000	(322,000)	-
Exercise of warrants	-	-	21,546	-	19,000	-	19,000
Issuance of restricted common stock:
Settlement of arbitration	-	-	40,000	1,000	39,000	-	40,000
Warrants issued in connection with debt	-	-	-	-	125,000	-	125,000
Net loss	-	-	-	-	-	(1,183,000)	(1,183,000)

BALANCE, September 30, 2005	33,320	-	5,045,878	101,000	15,295,000	(14,466,000)	930,000

Issuance of series A preferred stock dividends	1,996	-	-	-	300,000	(300,000)	-
Payment of series B preferred stock dividends	-	-	-	-	-	(46,000)	(46,000)
Issuance of restricted common stock:
From private placement	-	-	159,090	3,000	170,000	-	173,000
Employee bonuses	-	-	19,000	-	12,000	-	12,000
Issuance of series B preferred stock	10,000	-	-	-	972,000	-	972,000
Warrants issued in connection with debt	-	-	-	-	187,000	-	187,000
Amortization of deferred compensation	-	-	-	-	20,000	-	20,000
Net income	-	-	-	-	-	595,000	595,000

BALANCE, September 30, 2006	45,316	-	5,223,968	104,000	16,956,000	(14,217,000)	2,843,000

Issuance of series A preferred stock dividends	2,537	-	-	-	317,000	(317,000)	-
Payment of series B preferred stock dividends	-	-	-	-	-	(107,000)	(107,000)
Exercise of warrants	-	-	976,674	19,000	1,291,000	-	1,310,000
Exercise of stock options	-	-	20,000	-	14,000	-	14,000
Conversion of series A preferred stock	(303)	-	24,240	1,000	(1,000)	-	-
Conversion of series B preferred stock	(10,000)	-	1,333,333	27,000	(27,000)	-	-
Conversion of notes	-	-	1,024,413	21,000	1,003,000	-	1,024,000
Warrants issued in connection with debt	-	-	-	-	194,000	-	194,000
Amortization of deferred compensation	-	-	-	-	172,000	-	172,000
Net income	-	-	-	-	-	1,372,000	1,372,000

BALANCE, September 30, 2007	37,550	$-	8,602,628	$172,000	$19,919,000	$(13,269,000)	$6,822,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	September 30, 2007	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,372,000	$595,000	$(1,183,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	148,000	162,000	145,000
Amortization of deferred financing costs	30,000	4,000	-
Amortization of note discount	262,000	189,000	163,000
Compensatory element of common stock issuance	-	12,000	-
Compensatory element of restricted common stock grant	5,000	-	-
Compensatory element of common stock option issuances	167,000	19,000	-
Provision for doubtful accounts	-	25,000	150,000
Issuance of common stock in settlement of arbitration	-	-	40,000
Changes in assets and liabilities
Deposits with clearing organizations	(102,000)	-	695,000
Receivables from broker-dealers, clearing organizations and others	(4,049,000)	(42,000)	829,000
Securities owned: marketable, at market value	(716,000)	(309,000)	(17,000)
Securities owned: non-marketable, at fair value	402,000	(402,000)	-
Other assets	(104,000)	104,000	101,000
Payables	4,987,000	(111,000)	(737,000)
Securities sold, but not yet purchased, at market	(85,000)	118,000	11,000
Net cash provided by operating activities	2,317,000	364,000	197,000

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(147,000)	(217,000)	(94,000)

Net cash used in investing activities	(147,000)	(217,000)	(94,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	-	173,000	-
Net proceeds from issuance of preferred stock	-	972,000	-
Net proceeds from issuance of convertible notes payable	-	1,000,000	-
Net proceeds from issuance of notes payable and warrants	1,000,000	-	-
Cash payment of deferred financing costs	(22,000)	(28,000)	-
Payment of notes payable	(850,000)	(1,175,000)	(75,000)
Dividends paid	(107,000)	(46,000)	-
Exercise of stock options	14,000	-	-
Exercise of warrants	1,311,000	-	19,000
Net cash provided by (used in) financing activities	1,346,000	896,000	(56,000)

NET INCREASE IN CASH	3,516,000	1,043,000	47,000

CASH BALANCE
Beginning of the year	1,441,000	398,000	351,000

End of the year	$4,957,000	$1,441,000	$398,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$555,000	$501,000	$450,000
Series B preferred stock dividends	$107,000	$46,000	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in connection with debt	$194,000	$187,000	$125,000
Series A preferred stock dividends	$317,000	$300,000	$322,000
Common stock issued to holders of convertible notes	$1,024,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

1.	ORGANIZATION

National Holdings Corporation (“National Holdings” or the “Company”), a Delaware corporation organized in 1996, is a financial services organization, operating primarily through its wholly owned subsidiary, National Securities Corporation (“National Securities”), a Washington corporation organized in 1947. National Securities conducts a national securities brokerage business through its main offices in Seattle, Washington and New York, New York. The Company’s business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. National Securities is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. On March 15, 2006, the Company changed its name from “Olympic Cascade Financial Corporation” to “National Holdings Corporation.”

National Holdings formed a new wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”) in the third quarter of fiscal year 2006. National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities. National Insurance commenced business operations during the second quarter of fiscal year 2007 that have been diminimus.

During fiscal year 2007, National Holdings formed three additional wholly owned subsidiaries: National Securities Futures Corporation (“National Futures”), National Holdings Mortgage Corporation (“National Mortgage”), and National Group Benefits Corporation (“National Group Benefits”), each a Washington corporation. None of these three corporations have commenced active business operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Principles of Consolidation - The consolidated financial statements include the accounts of National Holdings and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

c.
Revenue Recognition - Customer security transactions and the related commission income and expense are recorded as of the trade date. Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC (“NFS”), Penson Financial Services, Inc. (“Penson”) and Legent Clearing LLC (“Legent”). The interest is billed on the average daily balance of the margin account.

Net dealer inventory gains result from securities transactions entered into for the account and risk of the Company. Net dealer inventory gains are recorded on a trade date basis. Transfer fees are charged for each customer’s security transaction, and are recognized as of the trade date. Investment advisory fees are account management fees for high net worth clients based on the amount of the assets under management. These fees are billed quarterly and recognized at such time that the service is performed and collection is probable.

The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers. In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. Mark-ups, mark-downs and commissions are generally priced competitively based on the services it provides to its customers. In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by the FINRA.

d.
Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. As of September 30, 2007, cash includes $5,000 of restricted cash.

e.
Fixed Assets - Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments that extend the useful life of the asset are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

f.
Income Taxes - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is more likely than not that some or all of the deferred tax asset may not be realized.

g.
Investment in Limited Partnership - The Company accounts for its investment in the limited partnership in accordance with the equity method of accounting. Such asset has been included in other assets in the accompanying consolidated statements of financial condition. The Company has an investment in the limited partnership for which the carrying value is $0 at September 30, 2007.

h.
Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and other liabilities approximates fair value based on the short-term maturity of these instruments.

i.
Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2007, the Company has determined that there has been no impairment of its long-lived assets.

j.
Common Stock Purchase Warrants - The Company accounts for the issuance of common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of Emerging Issues Task Force Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its derivative financial instruments as of September 30, 2007, which consist of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under EITF 00-19.

k.
Convertible Instruments - The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19.

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in EITF 00-19).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company evaluated the conversion option embedded in the convertible preferred stock and determined, in accordance with the provisions of these statements, that such conversion option does not meet the criteria requiring bifurcation of these instruments. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option embedded in the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the preferred shares (as that term is clarified in paragraph 61.l. of the implementation guidance included in Appendix A of SFAS 133). Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed under SFAS 133.

l.
Net Income (Loss) per Common Share - Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted.

	Years Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Numerator:
Net income (loss)	$1,372,000	$595,000	$(1,183,000)
Preferred stock dividends	(409,000)	(381,000)	(290,000)
Numerator for basic earnings per share—net income (loss) attributable to common stockholders - as reported	963,000	214,000	(1,473,000)
Effect of dilutive securities:
Series A preferred stock	327,000	-	-
Numerator for diluted earnings per share–net income (loss) attributable to common stockholders - as adjusted	$1,290,000	$214,000	$(1,473,000)

Denominator:
Denominator for basic earnings per share—weighted average shares	6,042,646	5,146,422	5,024,643
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	3,004,000	-	-
Stock options	366,712	36,520	-
Warrants	256,173	95,357	-
Dilutive potential common shares	3,626,885	131,877	-
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	9,669,531	5,278,299	5,024,643

Net income (loss) available to common stockholders
Basic:	$0.16	$0.04	$(0.29)

Diluted:	$0.13	$0.04	$(0.29)

For the fiscal year ended September 30, 2006, 5,158,613 shares attributable to the outstanding Series A and B Preferred Stock and convertible notes were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the fiscal year ended September 30, 2005, 5,357,278 shares attributable to outstanding Series A Preferred Stock, stock options and warrants were excluded from the net loss per share because their inclusion would have been anti-dilutive.

m.
Stock-Based Compensation - Prior to October 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.”

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.”  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  During fiscal years 2007 and 2006, the Company granted 1,120,000 and 170,000 stock options, respectively, with a fair value of approximately $1,052,000 and $88,000, respectively. A charge of $167,000 and $20,000 was recorded in fiscal years 2007 and 2006, respectively, relating to the amortization of the fair value associated with these grants.

Additionally in fiscal year 2007, the Company granted 50,000 shares of restricted stock with a fair value of $111,000. The fair value of the grant will be charged to the statement of operations over the four-year vesting period. During the fiscal year ended September 30, 2007 the Company recognized a charge of $5,000 for the amortization of this grant. During the fiscal year ended September 30, 2006, the Company issued 19,000 shares of common stock with a fair value of $12,000 to certain employees. The charge has been included in the statement of operations during the respective period.

For fiscal year 2005 the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  As required under SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure,” the following table presents pro forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that year.

Year Ended
September 30,
2005

Net loss attributable to common stockholders - as reported	$(1,473,000)
Stock-based employee compensation cost determined under fair value method, net of tax effects	(869,000)
Net loss attributable to common stockholders - pro forma	$(2,342,000)

Loss per share

Basic loss per share:
Net loss attributable to common stockholders - as reported	$(0.29)
Per share stock-based employee compensation cost determined under fair value method, net of tax effects	(0.17)
Net loss attributable to common stockholders - pro forma	$(0.46)

Diluted loss per share:
Net loss attributable to common stockholders - as reported	$(0.29)
Per share stock-based employee compensation cost determined under fair value method, net of tax effects	(0.17)
Net loss attributable to common stockholders - pro forma	$(0.46)

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2007, 2006 and 2005. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Assumptions:
Risk-free interest rate	4.40%	4.40%	3.15%

Expected life, in years	3.0	3.0	5.0

Expected volatility	83%	88%	135%

As of September 30, 2007, there was $1,060,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements. The Company expects that future forfeitures will be diminimus

A summary of the status of the Company’s nonvested shares as of September 30, 2007, and changes during the fiscal year then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2006	75,000	$0.33

Granted	945,000	$0.96

Vested	(120,000)	$0.65

Expired	0	$-

Nonvested at September 30, 2007	900,000	$0.95

n.
Concentrations of Credit Risk - The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company. The Company uses three clearing brokers for substantially all of its business. The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account. The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients. It is the Company’s policy to review, as necessary, the credit standing of its customers and each counterparty. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction and included in other receivables in the accompanying consolidated statements of financial condition, and/or (iii) charged as an expense in the accompanying consolidated statements of financial condition, based on the particular facts and circumstances.

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $100,000 at each institution. At times such amounts may exceed the FDIC limits. At September 30, 2007 the uninsured cash bank balance was $4,979,000. The Company believes it is not exposed to any significant credit risks for cash.

o.
Other Receivables - The Company extends unsecured credit in the normal course of business to its registered representatives. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual registered representative. The allowance for doubtful accounts reflects the amount of loss that can be reasonably estimated by management, and is included in other expenses in the accompanying consolidated statements of operations.

p.
Advances to Registered Representatives - Advances are given to certain registered representatives as an incentive for their affiliation with National Securities. The representative signs an independent contractor agreement with National Securities for a specified term, typically a three-year period. The advance is then amortized on a straight-line basis over the amount of time the representative is obligated to be affiliated with National Securities, and is included in commissions expense in the accompanying consolidated statements of operations. In the event a representative’s affiliation with National Securities terminates prior to the fulfillment of their contract, the representative is required to repay the unamortized balance.

q.
Securities Owned - Marketable securities which consist of publicly traded unrestricted common stock and bonds are valued at the closing price on the valuation date. Non-marketable securities which consist of non-tradable warrants exercisable into freely trading common stock of public companies are carried at fair value as determined in good faith by management.

r.	Other Assets - Other assets consist primarily of pre-paid expenses and lease deposits.

s.
Recently Issued Accounting Standards - In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and reporting for uncertainty in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN 48 are effective for the Company for its fiscal year commencing October 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company is evaluating the impact that the adoption of this pronouncement will have on the consolidated financial position, results of operations, or cash flows of the Company.

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

3.	CLEARING AGREEMENTS

In June 2004, National Securities entered into an agreement with Fiserv Securities, Inc. (“Fiserv”) to clear its brokerage business. The conversion from First Clearing Corporation, its former clearing firm, to Fiserv was completed in the first week of October 2004. As part of this transaction, Fiserv provided National Securities with an $800,000 conversion assistance payment, $250,000 of which was paid upon execution of the clearing agreement, $250,000 of which was paid in August 2004, and $300,000 of which was paid in October 2004. Such amounts were recorded as a reduction in clearing fees expense in the respective periods.

In March 2005, NFS acquired the clearing business of Fiserv. In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005. As part of this transaction, NFS provided National Securities with a $1.0 million conversion fee credit to reimburse the Company for the transitional, incremental costs incurred by National Securities relating to the conversion of its clearing business to NFS. National Securities was paid $250,000 in May 2005, and the remaining $750,000 was paid in July 2005. Such amounts were recorded as a reduction in clearing fees expense (in accordance with EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”) in the respective periods.

In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 general business credit that is being amortized over an eight year period ending November 2014, corresponding with the expiration date of the clearing agreement. In the second quarter of fiscal year 2007, NFS provided National Securities a $250,000 clearing fee waiver that is being amortized over a two year period ending December 2008, corresponding with the time period that certain performance standards were to be achieved. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. In June 2005, National Securities entered into a clearing agreement with Penson for the purpose of providing clearing services that are not provided by NFS. Additionally, in June 2007, National Securities entered into a clearing agreement with Legent for the purpose of providing clearing services that are not provided by NFS and to maintain a pre-existing clearing relationship for brokers newly associated with National Securities. The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

4.	BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At September 30, 2007 and 2006 the receivables of $4,739,000 and $3,548,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions. At September 30, 2007 and 2006, the amounts payable to broker-dealers and clearing organizations of $1,115,000 and $113,000, respectively, represent amounts payable for inventory purchases on behalf of the Company and its customers.

5.	OTHER RECEIVABLES

An analysis of other receivables and the allowance for uncollectible accounts on such receivables, for the fiscal years ended September 30, 2005, 2006 and 2007 is as follows:

	Other		Net
	Receivables	Allowance	Receivables
Balance, September 30, 2004	$1,739,000	$(850,000)	$889,000
Additions	110,000	-	110,000
Collections	(364,000)	-	(364,000)
Provision	-	(150,000)	(150,000)
Write-offs	(632,000)	632,000	-
Balance, September 30, 2005	853,000	(368,000)	485,000
Additions	343,000	-	343,000
Collections	(349,000)	-	(349,000)
Provision	-	(99,000)	(99,000)
Balance, September 30, 2006	847,000	(467,000)	380,000
Additions	513,000	-	513,000
Collections	(109,000)	-	(109,000)
Provision	-	-	-
Balance, September 30, 2007	$1,251,000	$(467,000)	$784,000

6.	ADVANCES TO REGISTERED REPRESENTATIVES

An analysis of advances to registered representatives for the fiscal years ended September 30, 2006 and 2007 is as follows:

Balance, September 30, 2005	$1,653,000
Advances	1,184,000
Amortization of advances	(1,281,000)
Balance, September 30, 2006	1,556,000
Advances	3,860,000
Amortization of advances	(1,406,000)
Balance, September 30, 2007	$4,010,000

The unamortized advances outstanding at September 30, 2007, 2006 and 2005 attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation was $134,000, $32,000 and $44,000, respectively.

7.	SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET

The following table shows the market values of the Company's securities owned and securities sold, but not yet purchased as of September 30, 2007 and 2006, respectively:

	September 30, 2007		September 30, 2006
		Securities		Securities
	Securities	sold, but not	Securities	sold, but not
	owned	yet purchased	owned	yet purchased
Corporate stocks	$972,000	$-	$459,000	$162,000
Government obligations	219,000	77,000	16,000	-
	$1,191,000	$77,000	$475,000	$162,000

Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected in the consolidated statements of financial condition.

Securities owned, non-marketable, which consist of warrants that are not exercisable into freely trading common stock of public companies, totaled $0 and $402,000 as of September 30, 2007 and 2006, respectively.

8.	FIXED ASSETS

Fixed assets as of September 30, 2007 and 2006, respectively, consist of the following:

	September 30, 2007	September 30, 2006	Estimated Useful Lives
Office machines	$138,000	$138,000	5 years
Furniture and fixtures	186,000	160,000	5 years
Telephone system	34,000	34,000	5 years
Electronic equipment	699,000	596,000	3 years
Leasehold improvements	280,000	262,000	Lesser of terms of leases or useful lives
	1,337,000	1,190,000
Less accumulated depreciation and amortization	(1,033,000)	(885,000)
Fixed assets - net	$304,000	$305,000

Depreciation and amortization expense for the years ended September 30, 2007, 2006 and 2005 was $148,000, $162,000 and $145,000, respectively.

9.	OTHER ASSETS

Other assets as of September 30, 2007 and 2006, respectively, consist of the following:

	September 30, 2007	September 30, 2006
Pre-paid expenses	$292,000	$203,000
Deposits	38,000	38,000
Deferred financing costs	16,000	24,000
Other	50,000	35,000
Total	$396,000	$300,000

10.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of September 30, 2007 and 2006, respectively, consist of the following:

	September 30, 2007	September 30, 2006
Commissions payable	$5,128,000	$1,993,000
Deferred clearing fee credits	828,000	-
Telecommunications vendors payable	366,000	291,000
Legal payable	84,000	325,000
Deferred rent payable	133,000	152,000
Other vendors	1,368,000	1,182,000
Total	$7,907,000	$3,943,000

11.	CONVERTIBLE NOTES PAYABLE

In January 2006, the Company completed a financing transaction that included 11% convertible promissory notes in the principal amount of $1,000,000 that were convertible into common stock at a price of $1.00 per share. Under a conversion option contained in the convertible promissory notes the Company was entitled to convert the notes into common stock at any time if the following occur:

•	The closing price of the common stock has equaled or exceeded $2.00 per share for 10 consecutive trading days and the trading volume exceeds 10,000 during that 10 day period or
•	The closing price of the common stock has equaled or exceeded $3.00 per share for 10 consecutive trading days regardless of the trading volume, and
•	The shares of common stock into which the notes are convertible are then covered by an effective registration statement.

The convertible promissory notes were to mature in January 2011. The Company granted 300,000 warrants to acquire shares of common stock to the note holders, and the fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $187,000 that was charged to interest expense over the life of the debt. Such amortization has been included in “Interest” in the accompanying consolidated financial statements. In June 2007, the Company exercised its conversion option contained in its 11% convertible promissory notes, and issued 1,024,413 shares of its common stock in full payment of the $1,000,000 convertible promissory notes, plus accrued interest. The unamortized debt discount at September 30, 2006 of approximately $159,000 was expensed in fiscal year 2007 as “Interest” in the accompanying consolidated financial statements.

The following table summarizes convertible notes payable at September 30, 2006.

September 30,
2006
11% convertible notes payable	$1,000,000
Less: Deferred debt discount	(159,000)
$841,000

The Company incurred interest expense related to these convertible notes of $262,000 and $111,000 for the fiscal years ended September 30, 2007 and 2006, respectively.

12.	NOTES PAYABLE

In February 2004, the Company consummated a private offering of its securities to a limited number of accredited investors wherein the Company issued an aggregate of $850,000 of three-year, 10% senior subordinated promissory notes to four unaffiliated parties. The note holders received three-year warrants to purchase an aggregate of 170,000 shares of the Company’s common stock at an exercise price of $1.50 per share, with a fair value of approximately $143,000. The Company amortized the total debt discount of $183,000 over the three-year term of these promissory notes. Such amortization has been included in “Interest” in the accompanying consolidated financial statements. These notes were repaid in full during the fiscal year ended September 30, 2007.

In August 2005, upon the maturity of previously issued notes, the Company and two note holders entered into new note agreements providing for $1.0 million of notes with a maturity date of July 31, 2007, together with warrants having an expiration date of July 31, 2007 to purchase, in the aggregate, 200,000 shares of common stock at a price of $1.25 per share. The Company recorded a debt discount of approximately $130,000 for the fair value of the warrants. The Company amortized the total allocated fair value over the term of the notes. Such amortization has been included in “Interest” in the accompanying consolidated financial statements. The notes had an interest rate of 9%. These notes were repaid in full in January 2006 and the warrants were exercised in July 2007.

In February 2007, the Company completed a financing transaction under which certain investors purchased 10% promissory notes in the principal amount of $1.0 million, with warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.40 per share. The promissory notes mature in February 2009, and have a stated interest rate of 10% per annum. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $195,000 that is being charged to interest expense over the life of the debt. Such amortization has been included in “Interest” in the accompanying consolidated financial statements.

The following table summarizes notes payable at September 30, 2007 and 2006, respectively:

	September 30, 2007	September 30, 2006
2007 10% promissory notes	$1,000,000	$-
2004 10% promissory notes	-	850,000
	1,000,000	850,000
Less: Deferred debt discount	(138,000)	(45,000)
	$862,000	$805,000

The notes outstanding on September 30, 2007 mature in fiscal year 2009. The Company incurred interest expense related to these notes of $173,000 and $133,000 for the fiscal years ended September 30, 2007 and 2006, respectively.

13.	SECURED DEMAND NOTE / SUBORDINATED BORROWINGS

Subordinated borrowings represent a secured demand note that was entered into between National Securities and a related party. National Securities is a registered broker-dealer. The secured demand note was entered into in accordance with the form prescribed by the FINRA, and it is accounted for in accordance with broker-dealer accounting SEC rule 15c3-1d. Accordingly, our balance sheet includes both an asset (“Secured demand note”) and the corresponding liability (“Subordinated borrowings”) in an identical amount. The secured demand note is available to compute net capital under SEC rule 15c3-1. The borrowings are subordinated to the claims of present and future creditors of the Company and cannot be repaid where such repayment will cause the Company to fail to meet its minimum net capital requirements in accordance with SEC rule 15c3-1.

National Securities entered into a secured demand note collateral agreement with an employee of National Securities and a former Director of the Company, to borrow securities that can be used by the Company for collateral agreements. These securities have been pledged through an unrelated broker-dealer, and have a borrowing value totaling $500,000. This note bears interest at 5% per annum with interest paid monthly. In February 2007, upon the maturity of the previously issued note, National Securities and the holder entered into a new $1.0 million secured demand note collateral agreement with a maturity date of March 1, 2008. In May 2007, the Company paid $500,000 of this secured demand note, and the remaining balance of $500,000 is due at maturity. Certain of the securities, totaling $163,000, have been pledged as collateral for security deposits for office leases under two letters of credit. No amounts have been drawn on either of these letters of credit. In addition, $249,000 of such securities are being maintained in a separate account and designated for a security deposit for an office lease. The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share, with an expiration date of July 31, 2008.

14.	INCOME TAXES

The income tax provision (benefit) consists of:

Years Ended
	September 30, 2007	September 30, 2006	September 30, 2005
Federal income tax provision (benefit)	$-	$-	$-
State income tax provision (benefit)	-	-	-
Change in valuation allowance	-	-	-
	$-	$-	$-

The primary difference between income tax expense at the federal statutory rate and actual tax expense is due to the utilization of net operating loss carryovers. The Company did not record a provision for income taxes due to the utilization of net operating losses.

The income tax provision (benefit) related to income (loss) from continuing operations before income taxes and extraordinary items varies from the federal statutory rate as follows:

	Years Ended
	September 30, 2007	September 30, 2006	September 30, 2005
Statutory federal rate	$524,000	$168,000	$(402,000)
State income taxes net of federal income tax benefit	93,000	30,000	(35,000)
Losses for which no benefit is provided	-	-	437,000
Utilization of net operating loss carryforwards	(617,000)	(198,000)	-
	$-	$-	$-

Significant components of the Company’s deferred tax assets that are included in other assets in the accompanying financial statements are as follows:

	September 30, 2007	September 30, 2006
Deferred tax assets:
Net operating loss carryforwards	$3,781,000	$4,398,000
Reserves for uncollectible receivables	150,000	183,000
Other temporary differences	129,000	69,000
Total deferred tax assets	4,060,000	4,650,000
Deferred tax liability:
Other temporary differences	(2,000)	(161,000)
Deferred tax asset	4,058,000	4,489,000
Valuation allowance	(4,058,000)	(4,489,000)
Net deferred tax asset	$-	$-

At September 30, 2007, the Company had available net operating loss carryovers of approximately $9.5 million that may be applied against future taxable income and expires at various dates through 2025, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized. The valuation allowance for the deferred tax asset decreased $431,000 and increased $219,000 during the fiscal years ended September 30, 2007 and 2006, respectively. The net change in the valuation allowance is due principally to the net operating loss carryovers, reserve for uncollectible accounts and other temporary and permanent differences.

15.	COMMITMENTS

Leases - As of September 30, 2007, the Company leases office space and equipment in various states expiring at various dates through 2012 and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending

2008	$1,556,000
2009	584,000
2010	562,000
2011	579,000
2012	443,000
Thereafter	-
$3,724,000

The totals amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of September 30, 2007 and September 30, 2006, the Company has recognized deferred rent payable of $133,000 and $152,000, respectively (See Note 10). Rental expense under all operating leases for the years ended September 30, 2007, September 30, 2006 and September 30, 2005 was $1,781,000, $1,901,000 and $1,976,000, respectively.

Guarantees – The Company has guaranteed a lease of one of its branch offices, in the amount of $25,000 at September 30, 2007. The Company has determined that the fair value of the guarantee to be diminimus.

16.	CONTINGENCIES

In September 2006, the former chairman and chief executive officer of the Company, Steven A. Rothstein, commenced an arbitration against the current chairman and chief executive officer of the Company, Mark Goldwasser, in the matter Rothstein et al. vs. Goldwasser, FINRA No. 06-04000.  Rothstein is alleging fraud and inequitable conduct relating to his attempts to sell his investment in the Company in calendar year 2001, and is seeking approximately $5,750,000 in damages.  The Company is indemnifying Mr. Goldwasser in this action.  The Company and Mr. Goldwasser believe this action is without merit, and intend to vigorously defend this action. As of September 30, 2007, the outcome of this arbitration is undeterminable and accordingly the Company has not established a provision for this matter.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking in the aggregate damages of approximately $1,000,000. The Company believes such claims are substantially without merit, and estimates that its liability, primarily for attorney representation, will approximate $200,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2007 and 2006, is $62,000 and $241,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. The Company has included in “Professional fees” litigation and other FINRA related expenses of $1,444,000, $799,000 and $790,000 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

17.	STOCKHOLDERS' EQUITY

Shares Authorized – The Company’s authorized number of shares of common stock is 30,000,000, and its authorized number of shares of preferred stock is 200,000. The number of authorized shares of preferred stock designated as Series A is 50,000.

Common Stock – During the fiscal year ended September 30, 2007, the Company granted 50,000 shares of restricted stock with a fair value of $111,000. The fair value of the grant will be charged to the statement of operations over the four-year vesting period. During the fiscal year ended September 30, 2007 the Company recognized a charge of $5,000 for the amortization of this grant.

During the fiscal year ended September 30, 2006, the Company issued 19,000 shares of common stock with a fair value of $12,000 to certain employees. The charge has been included in the statement of operations during the respective period.

In March 2006, the Company sold and issued 159,090 shares of the Company’s common stock to an unaffiliated party for $175,000 in a private placement. The proceeds from the private placement were used to retire $175,000 of the Company’s promissory notes that were due to mature in January 2007.

During the fiscal year ended September 30, 2005, the Company issued 40,000 shares of common stock with a fair value of $40,000 for the settlement of an arbitration. The charge has been included in the statement of operations during the respective period.

Series A Convertible Preferred Stock – Each Series A convertible preferred stock is convertible into 80 shares of common stock ($1.25 per share of common). The holders are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.

During the years ended September 30, 2007, 2006 and 2005, the Company’s Board of Directors declared in-kind dividends in the aggregate of 2,537, 1,996 and 2,143 shares of Series A preferred stock, in payment of approximately $317,000, $300,000 and $322,000, respectively for dividends accumulated through March 31 of each year. The Company did not incur an additional charge for the in-kind dividends as the conversion price of the preferred stock exceeded the market price of the common stock underlying the conversion feature. As of September 30, 2007 and 2006, the amount of accumulated dividends for the Company’s 37,550 and 33,516 issued and outstanding shares of Series A preferred stock was approximately $169,000 and $159,000, respectively.

During the fiscal year ended September 30, 2007 a holder of the Series A convertible preferred stock converted 303 shares of preferred stock into 24,240 shares of common stock.

Series B Convertible Preferred Stock – In January 2006, the Company completed a financing transaction under which investors made a $2.0 million investment in the Company by purchasing an aggregate of the following:

•	$1.0 million for 10,000 shares of the Company’s Series B Convertible Preferred Stock and,
•
11% convertible promissory notes in the principal amount of $1.0 million, which were convertible into Common Stock at a price of $1.00 per share with warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $1.00 per share (See Note 11).

The holders of the Series B Preferred Stock were entitled to dividends of 10% per annum, and each share of preferred stock was convertible into 133 shares of common stock ($.75 per share of common). Dividends were cumulative and were payable only when declared by the Company’s Board of Directors. Upon the issuance of the Series B Preferred Stock, the Company did not incur an additional charge for any beneficial conversion features as the conversion price of the preferred stock exceeded the market price of the common stock underlying the conversion feature. During the year ended September 30, 2007 and 2006, the Company declared and paid cash dividends on its Series B convertible preferred stock of $82,000 and $46,000, respectively.

Under a conversion option contained in its Series B preferred stock the Company was entitled to convert the preferred stock into common stock at a conversion price of $0.70 per share at any time if the following occur:

•	The closing price of the common stock has equaled or exceeded $1.80 per share for 30 consecutive trading days and the trading volume exceeds 10,000 during that 30 day period or
•	The closing price of the common stock has equaled or exceeded $3.00 per share for 30 consecutive trading days regardless of the trading volume, and
•	The shares of common stock into which the Series B Convertible Preferred Stock are convertible are then covered by an effective registration statement.

In the fourth quarter of fiscal year 2007, the Company exercised its conversion option and issued 1,333,333 shares of common stock for the retirement of the Series B convertible preferred stock. Accordingly, the Company is no longer obligated to pay dividends on the Series B convertible preferred stock.

Stock Options – The Company’s stock option plans provide for the granting of stock options to certain key employees, directors and investment executives. Generally, options outstanding under the Company’s stock option plan are granted at prices equal to or above the market value of the stock on the date of grant, vest either immediately or ratably over up to five years, and expire five years subsequent to award.

In February 2005, the Company issued 150,000 options to employees to purchase common stock. The options vested immediately at the date of the grant, have a 5-year life and are exercisable at prices ranging from $1.25 to $1.375 per share. Prior to October 1, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly did not record a charge for the options granted to employees.

In February 2005, prior to the adoption of SFAS No. 123R on October 1, 2005, the Company modified the terms of 522,000 existing options by restating the exercise price to a range from $1.25 to $1.375 and fully accelerated the vesting period for these options. Accordingly, the Company did not incur an additional charge for accelerating the vesting of these options.

In the fiscal year ended September 30, 2006, the Company issued options to purchase 170,000 shares of its common stock. The options vest over periods from six months to two years, have a 5-year life and are exercisable at prices from $1.00 to $1.35 per share. The fair value of the options was $88,000, and $20,000 and $30,000 was charged to operations in the fiscal years ended September 2006 and 2007, respectively.

In the fiscal year ended September 30, 2007, the Company issued options to purchase 1,120,000 shares of its common stock. The options vest over periods from six months to four years, have a 5-year life and are exercisable at prices from $1.30 to $2.50 per share. The fair value of the options was $1,052,000 and $137,000 was charged to operations in the fiscal year ended September 2007.

In March 2006, the Company’s shareholders approved the 2006 stock option plan that reserved 1,500,000 shares of common stock for issuance of options granted under such plan. A summary of the status of the Company’s stock options outstanding at September 30, 2007 is in the tables presented below.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$0.40-$1.00	130,000	2.57	$0.90	105,000	$0.88
$1.25-$1.375	877,000	2.79	$1.32	802,000	$1.32
$1.55-$1.705	420,000	4.45	$1.57	120,000	$1.57
$2.00-$2.50	580,000	4.56	$2.59	80,000	$2.33
	2,007,000			1,107,000

		Weighted	Aggregate
		Average Price	Intrinsic
	Outstanding	Per Share	Value
Balance, September 30, 2004	1,025,150	$3.47
Granted	672,000	$1.32
Forfeitures	(903,483)	$3.73
Balance, September 30, 2005	793,667	$1.35	$-
	-
Granted	170,000	$1.14
Forfeitures	(31,667)	$1.58
Balance, September 30, 2006	932,000	$1.30	$56,000
Granted	1,120,000	$1.88
Exercised	(20,000)	$0.72
Forfeitures	(25,000)	$2.00
Balance, September 30, 2007	2,007,000	$1.62	$2,359,000

As of September 30, 2007, the aggregate intrinsic value of the Company’s outstanding and exercisable options was $2,359,000 and $1,574,000, respectively.

Warrants – In April 2005, in connection with the resignation of the former chairmen of the Company, the Company issued to his designee, a three-year warrant to purchase 50,000 shares of the Company’s common stock at $1.25 per share. The warrants were fully vested. Prior to October 1, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly did not record a charge for the warrant that was granted.

In January 2006, as further discussed in Notes 11 and 17, the Company completed a financing transaction that included five-year warrants to purchase 300,000 shares of the Company’s common stock at $1.00 per share.

In February 2007, as further discussed in Note 12, the Company completed a financing transaction that included five-year warrants to purchase 250,000 shares of the Company’s common stock at $1.40 per share.

During the years ended September 30, 2007 and 2005 the warrant holders exercised 976,674 and 21,546 of their warrants and provided cash proceeds to the Company of $1,311,000 and $20,000, respectively. No warrants were exercised during the year ended September 30, 2006.

The following tables summarize information about warrants outstanding at September 30, 2007.

Warrants

	Shares	Weighted Average Exercise Price	Exercisable
Outstanding at September 30, 2004	2,325,076	$1.36	2,325,076
Granted	50,000	$1.25
Exercised	(21,546)	$0.93
Expired	(11,250)	$3.61
Outstanding at September 30, 2005	2,342,280	$1.36	2,342,280
Granted	300,000	$1.00
Expired	(76,923)	$1.25
Outstanding at September 30, 2006	2,565,357	$1.28	2,565,357
Granted	250,000	$1.40
Exercised	(976,674)	$1.34
Expired	(1,088,683)	$1.30
Outstanding at September 30, 2007	750,000	$1.20	750,000

Warrants Outstanding and Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
$1.00	300,000	3.28	$1.00
$1.25	50,000	0.5	$1.25
$1.25	150,000	0.83	$1.25
$1.40	250,000	4.42	$1.40
	750,000

As of September 30, 2007, the aggregate intrinsic value of the Company’s outstanding and exercisable warrants was $1,200,000.

18.	NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At September 30, 2007, National Securities’ net capital exceeded the requirement by $2,134,000.

Advances, dividend payments and other equity withdrawals from its subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

19.	EMPLOYEE BENEFITS

National Securities has a defined 401(k) profit sharing plan (the “Plan”) that covers substantially all of its employees. Under the terms of the Plan, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company’s annual contributions are made at the discretion of the Board of Directors. During the fiscal years ended September 30, 2007, 2006 and 2005, the Company made no contributions to the Plan.

20.	SUBSEQUENT EVENT

In November 2007, the Company entered into a definitive merger agreement vFinance, Inc., a publicly traded company who’s wholly owned subsidiary is also a registered broker-dealer with a similar business to National Securities. The merger agreement is subject to numerous conditions, including: execution of definitive transaction documents, compliance with state and federal securities laws and regulations, the completion of an equity financing with gross proceeds of at least $3.0 million, and corporate, shareholder and regulatory approvals. However, no assurance can be given that the Company will consummate the merger with vFinance, Inc.

21.	UNAUDITED QUARTERLY DATA

Selected Quarterly Financial Data (Dollars in thousands, except per share data)

	December	March	June	September
	31, 2005	31, 2006	30, 2006	30, 2006

Revenues	$13,691	$18,787	$13,984	$12,265

Net income (loss)	$259	$424	$152	$(240)
Preferred stock dividends	(76)	(95)	(104)	(106)

Net income (loss) attributable to common stockholders	$183	$329	$48	$(346)

Income (loss) per common share - Basic	$0.04	$0.06	$0.01	$(0.07)

Income (loss) per common share - Diluted	$0.04	$0.04	$0.01	$(0.07)

	December	March	June	September
	31, 2006	31, 2007	30, 2007	30, 2007

Revenues	$14,286	$17,615	$20,229	$20,689

Net income (loss)	$(85)	$576	$1,561	$(680)
Preferred stock dividends	(105)	(103)	(109)	(92)

Net income (loss) attributable to common stockholders	$(190)	$473	$1,452	$(772)

Income (loss) per common share - Basic	$(0.04)	$0.09	$0.26	$(0.10)

Income (loss) per common share - Diluted	$(0.04)	$0.05	$0.14	$(0.10)

Income (loss) per share for each quarter was computed independently using the weighted-average number of shares outstanding during the quarter. However, income (loss) per share for the year was computed using the weighted-average number of shares outstanding during the year. As a result, the sum of the income (loss) per share for the four quarters may not equal the full year income (loss) per share. The Company realized a majority of its investment banking revenue in the second and third quarters of fiscal year 2007. In the fourth quarter of fiscal year 2007, the Company incurred significant costs related to the expansion of its business operations, including the recruitment of new registered representatives.

22.	FINANCIAL INFORMATION - NATIONAL HOLDINGS CORPORATION

National Holdings was organized in 1996 and began operations on February 6, 1997. The following National Holdings (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.

STATEMENTS OF FINANCIAL CONDITION

	September 30,	September 30,
	2007	2006
ASSETS
Cash	$189,000	$134,000
Investment in subsidiaries	7,527,000	4,309,000
Other assets	92,000	252,000
	$7,808,000	$4,695,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
and other liabilities	$124,000	$206,000
Convertible notes payable	862,000	841,000
Notes payable	-	805,000
	986,000	1,852,000
Stockholders' equity	6,822,000	2,843,000
	$7,808,000	$4,695,000

STATEMENTS OF OPERATIONS

	Years ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Operating expenses	$(1,056,000)	$(1,017,000)	$(1,247,000)
Other income (expense)
Gain on investment	38,000	192,000	-
Gain on investment in subsidiaries	2,390,000	1,420,000	64,000

Net income (loss) before income tax	$1,372,000	$595,000	$(1,183,000)

STATEMENTS OF CASH FLOWS

	Years ended
	September 30, 2007	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,372,000	$595,000	$(1,183,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (Gain) loss on investment in subsidiaries	(2,315,000)	(1,424,000)	(157,000)
Amortization of deferred financing costs	30,000	4,000	-
Amortization of note discount	261,000	189,000	163,000
Compensatory element of common stock issuance	-	12,000	-
Compensatory element of restricted common stock grant	5,000	-	-
Compensatory element of common stock option issuances	29,000	19,000	-
Issuance of common stock in settlement of arbitration	-	-	40,000
Changes in assets and liabilities	-	(154,000)	1,021,000
Net cash provided by (used in) operating activities	(618,000)	(759,000)	(116,000)

CASH FLOWS FROM INVESTING ACTIVITIES
(Capital contributions to) advances from subsidiary - net	(698,000)	(5,000)	17,000
Net cash provided by (used in) investing activities	(698,000)	(5,000)	17,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	-	173,000	-
Net proceeds from issuance of preferred stock	-	972,000	-
Net proceeds from issuance of convertible notes payable	-	1,000,000	-
Net proceeds from issuance of notes payable and warrants	1,000,000	-	-
Cash payment of deferred financing costs	(22,000)	(28,000)	-
Payments of notes payable	(850,000)	(1,175,000)	(75,000)
Dividends paid	(82,000)	(46,000)	-
Exercise of stock options	14,000	-	-
Exercise of warrants	1,311,000	-	19,000
Net cash provided by financing activities	1,371,000	896,000	(56,000)

NET (DECREASE) INCREASE IN CASH	55,000	132,000	(155,000)

CASH BALANCE
Beginning of year	134,000	2,000	157,000
End of year	$189,000	$134,000	$2,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$486,000	$406,000	$389,000
Series B preferred stock dividends	$82,000	$46,000	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in connection with debt	$194,000	$187,000	$125,000
Series A preferred stock dividends	$317,000	$300,000	$322,000
Common stock issued to holders of convertible notes	$1,024,000	$-	$-