Form 10-Q
period 2007-12-31
NATIONAL HOLDINGS CORP
filed 2008-02-13
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2007	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Broadway, 27th Floor, New York, NY 10271
(Address including zip code of principal executive offices)

Registrant’s telephone number, including area code: (212) 417-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of February 12, 2008 there were 8,602,628 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2007	2007
	(unaudited)	(see note below)
ASSETS

CASH	$1,485,000	$4,957,000
DEPOSITS WITH CLEARING ORGANIZATIONS	402,000	402,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS	5,067,000	4,739,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $467,000 at December 31, 2007 and September 30, 2007, respectively	733,000	784,000
ADVANCES TO REGISTERED REPRESENTATIVES	3,915,000	4,010,000
SECURITIES OWNED
Marketable, at market value	1,100,000	1,191,000
FIXED ASSETS, net	311,000	304,000
SECURED DEMAND NOTE	500,000	500,000
OTHER ASSETS	660,000	396,000

TOTAL ASSETS	$14,173,000	$17,283,000

LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS	$769,000	$1,115,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market	332,000	77,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES	5,928,000	7,907,000
NOTES PAYABLE, net of debt discounts of $113,000 and $138,000 at December 31, 2007 and September 30, 2007, respectively	887,000	862,000
TOTAL LIABILITIES	7,916,000	9,961,000

SUBORDINATED BORROWINGS	500,000	500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares designated as Series A and 20,000 shares designated as Series B
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 37,550 shares issued and outstanding (liquidation preference: $3,755,000) at December 31, 2007 and September 30, 2007	-	-
Series B 9% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation preference: $0) at December 31, 2007 and September 30, 2007	-	-
Common stock, $.02 par value, 30,000,000 shares authorized; 8,602,628 shares issued and outstanding, at December 31, 2007 and September 30, 2007, respectively	172,000	172,000
Additional paid-in capital	20,021,000	19,919,000
Accumulated deficit	(14,436,000)	(13,269,000)
TOTAL STOCKHOLDERS' EQUITY	5,757,000	6,822,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,173,000	$17,283,000

Note: The balance sheet at September 30, 2007 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2007	2006
REVENUES:
Commissions	$13,292,000	$8,422,000
Net dealer inventory gains	4,194,000	3,298,000
Investment banking	-	556,000

Total commission and fee revenues	17,486,000	12,276,000

Interest and dividends	930,000	566,000
Transfer fees and clearing services	1,311,000	1,010,000
Other	638,000	434,000

TOTAL REVENUES	20,365,000	14,286,000

EXPENSES:
Commissions and fees	16,203,000	9,784,000
Employee compensation and related expenses	2,240,000	1,514,000
Clearing fees	613,000	375,000
Communications	356,000	402,000
Occupancy and equipment costs	864,000	735,000
Professional fees	588,000	958,000
Interest	73,000	104,000
Taxes, licenses, registration	130,000	179,000
Other administrative expenses	465,000	320,000

TOTAL EXPENSES	21,532,000	14,371,000

NET LOSS	(1,167,000)	(85,000)

Preferred stock dividends	(85,000)	(105,000)

Net loss attributable to common stockholders	$(1,252,000)	$(190,000)

NET LOSS PER COMMON SHARE

Basic:
Net loss attributable to common stockholders	$(0.15)	$(0.04)

Diluted:
Net loss attributable to common stockholders	$(0.15)	$(0.04)

Weighted average number of shares outstanding
Basic	8,602,628	5,251,915
Diluted	8,602,628	5,251,915

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,167,000)	$(85,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	56,000	37,000
Amortization of deferred financing costs	3,000	1,000
Amortization of note discount	25,000	29,000
Compensatory element of common stock options issuance	102,000	7,000
Changes in assets and liabilities
Deposits with clearing organizations	-	(1,000)
Receivables from broker-dealers, clearing organizations and others	(182,000)	(2,220,000)
Securities owned: marketable, at market value	91,000	(1,462,000)
Securities owned: non-marketable, at fair value	-	370,000
Other assets	(102,000)	(138,000)
Payables	(2,328,000)	2,046,000
Securities sold, but not yet purchased, at market	255,000	113,000
Net cash used in operating activities	(3,247,000)	(1,303,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(63,000)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(25,000)
Deferred offering costs	(162,000)	-
Exercise of warrants	-	132,000
Net cash (used in) provided by financing activities	(162,000)	107,000

NET DECREASE IN CASH	(3,472,000)	(1,198,000)

CASH BALANCE
Beginning of the period	4,957,000	1,441,000

End of the period	$1,485,000	$243,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$45,000	$74,000
Income taxes	$23,000	$-
Series B preferred stock dividends	$-	$25,000

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National Holdings” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of December 31, 2007 and for the periods ended December 31, 2007 and December 31, 2006 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

NOTE 2. CONSOLIDATION

The condensed consolidated financial statements include the accounts of National Holdings and its wholly owned subsidiaries. National Securities Corporation (“National Securities”) is a Washington corporation organized in 1947. National Securities conducts a national securities brokerage business through its main offices in Seattle, Washington and New York, New York. The Company’s business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. National Securities is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. National Insurance Corporation (“National Insurance”), a Washington corporation, provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities. National Insurance commenced business operations during the second quarter of fiscal year 2007 that have been diminimus. National Securities Futures Corporation (“National Futures”), National Holdings Mortgage Corporation (“National Mortgage”), and National Group Benefits Corporation (“National Group Benefits”), each a Washington corporation, have not commenced active business operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2008, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest” expense in the consolidated statements of operations. Penalties would be recognized as a component of "Other administrative expenses".

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to the fiscal year ended September 30, 2004.

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $4.5 million as of December 31, 2007, primarily relating to net operating loss carryovers of approximately $10.5 million, available to offset future taxable income through 2025.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have.  The Company is evaluating the impact of this pronouncement on the Company’s condensed consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company is evaluating the impact of this pronouncement on the Company’s condensed consolidated financial position, results of operations and cash flows.

NOTE 4. STOCK BASED COMPENSATION

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.”  This statement is a revision of SFAS Statement No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  During the three months ended December 31, 2006, the Company granted 150,000 stock options with a fair value of $96,400. No charge was recorded in the quarter ended December 31, 2006 as the expense incurred during the period associated with this grant was nominal. During the three months ended December 31, 2007, the Company did not grant any stock options. A charge of approximately $102,000 and $7,000 was recorded in the three months ended December 31, 2007 and 2006, respectively, relating to the amortization of the fair value associated with stock option grants and restricted stock grants.

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

2006
Assumptions:
Risk-free interest rate	4.40%

Expected life, in years	3.0

Expected volatility	122%

A summary of the stock option activity as of December 31, 2007, and changes during the three month period then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	2,007,000	$1.62	3.64	$2,359,000

Granted	-	-	-	-

Expired	-	-	-	-

Outstanding at December 31, 2007	2,007,000	$1.62	3.39	$1,857,000

Exerciseable at December 31, 2007	1,207,000	$1.37	2.73	$1,430,000

As of December 31, 2007, there was $958,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements. The Company expects that future forfeitures will be diminimus.

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the three month period then ended is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2007	900,000	$0.95

Granted	-

Vested	(100,000)	$0.74

Expired	-

Nonvested at December 31, 2007	800,000	$0.97

NOTE 5. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of December 31, 2007:

	Securities Owned	Securities sold, but not yet purchased
Corporate stocks	$1,046,000	$27,000
Corporate bonds	19,000	-
Government obligations	35,000	305,000
	$1,100,000	$332,000

NOTE 6. CONTINGENCIES

In September 2006, the former chairman and chief executive officer of the Company, Steven A. Rothstein, commenced an arbitration against the current chairman and chief executive officer of the Company, Mark Goldwasser, in the matter Rothstein et al. vs. Goldwasser, FINRA No. 06-04000.  Rothstein is alleging fraud and inequitable conduct relating to his attempts to sell his investment in the Company in calendar year 2001, and is seeking approximately $5,750,000 in damages.  The Company is indemnifying Mr. Goldwasser in this action.  The Company and Mr. Goldwasser believe this action is without merit, and intend to vigorously defend this action. As of December 31, 2007, the outcome of this arbitration is not determinable and accordingly the Company has not established a provision for this matter.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking in the aggregate damages of approximately $350,000. The Company believes such claims are substantially without merit, and estimates that its liability, primarily for attorney representation, will be less than $100,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at December 31, 2007 and 2006, is $124,000 and $762,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. Approximately $575,000 of the accrued legal fees at December 31, 2006 related to the settlement of certain arbitrations. The Company has included in “Professional fees” litigation and FINRA related expenses of $315,000 and $789,000 for the first quarter of fiscal year 2008 and 2007, respectively.

NOTE 7. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors. In the quarter ended December 31, 2007, the Company accumulated $85,000 of dividends on its Series A preferred stock, and at December 31, 2007, the total amount of accumulated dividends on the Company’s 37,550 issued and outstanding shares of Series A preferred stock was approximately $255,000.

NOTE 8. LOSS PER COMMON SHARE

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

For the three-month period ended December 31, 2007, 5,761,000 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For the three-month period ended December 31, 2006, 7,829,644 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the common share equivalents that were excluded from the calculation:

	Three Months Ended
	December 31, 2007	December 31, 2006

Stock options	2,007,000	1,082,000
Warrants	750,000	1,589,031
Assumed conversion of:
Series A Preferred Stock	3,004,000	2,825,280
Series B Preferred Stock	-	1,333,333
Notes	-	1,000,000

Dilutive potential common shares	5,761,000	7,829,644

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of December 31, 2007 and September 30, 2007, respectively, consist of the following:

	December 31, 2007	September 30, 2007

Commissions payable	$3,246,000	$5,128,000
Deferred clearing fee credits	773,000	828,000
Telecommunications vendors payable	301,000	366,000
Legal payable	153,000	84,000
Deferred rent payable	271,000	133,000
Other vendors	1,184,000	1,368,000
Total	$5,928,000	$7,907,000

NOTE 10. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At December 31, 2007, National Securities’ net capital exceeded the requirement by $1,183,000.

Advances, dividend payments and other equity withdrawals from the Company’s subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 11. LIQUIDITY

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

NOTE 12. MERGER AGREEMENT

In November 2007, the Company entered into a definitive merger agreement with vFinance, Inc., a publicly traded company with two wholly owned subsidiaries which are also registered broker-dealers with a similar business to National Securities. The merger agreement is subject to numerous conditions, including: execution of definitive transaction documents, compliance with state and federal securities laws and regulations, the completion of an equity financing with gross proceeds of at least $3.0 million, and corporate, shareholder and regulatory approvals. However, no assurance can be given that the Company will consummate the merger with vFinance, Inc.

The Company has capitalized approximately $162,000 of costs associated with this merger that have been included in “Other Assets” in the condensed consolidated statements of financial condition as of December 31, 2007. Upon the completion of the merger these costs will be included as part of the purchase price, and if the merger is not consummated the Company will record a charge to operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 10, 2007. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

The Company’s first quarter of fiscal year 2008 resulted in an increase in revenues, but a greater increase in expenses compared to the same period last year. As a result, the Company reported a net loss of $1,144,000 compared with a net loss of $85,000 for the first quarters of fiscal years 2008 and 2007, respectively.

	Three Months Ended December 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Commissions	$13,292,000	$8,422,000	$4,870,000	58%
Proprietary trading	4,099,000	2,800,000	1,299,000	46%
Market making	92,000	447,000	(355,000)	(79)%
Mark-ups and mark-downs	3,000	51,000	(48,000)	(94)%
Net dealer inventory gains	4,194,000	3,298,000	896,000	27%
Investment banking	-	556,000	(556,000)	(100)%
Interest and dividends	930,000	566,000	364,000	64%
Transfer fees and clearance services	1,311,000	1,010,000	301,000	30%
Other	638,000	434,000	204,000	47%
	$20,365,000	$14,286,000	$6,079,000	43%

Total revenues increased $6,079,000, or 43%, in the first quarter of fiscal year 2008 to $20,365,000 from $14,286,000 in the first quarter of fiscal year 2007. During the first quarter of fiscal year 2008, total trading volume increased by approximately 54%, compared to the first quarter of fiscal year 2007. The increase in revenues and trading volume is due to an increase in the number of registered representatives associated with the Company, offset in part by a decline in market making activities. Commission revenue increased $4,870,000, or 58%, to $13,292,000 from $8,422,000 during the first quarter of fiscal year 2008 compared with the same period in fiscal year 2007, which is attributable to the greater number of registered representatives. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $896,000, or 27%, to $4,194,000 from $3,298,000 during the first quarter of fiscal year 2008 compared with the same period in fiscal year 2007. The increase is due to increased trading activity in foreign securities partially offset set by a decline in market making activities. During the first quarter of fiscal year 2008, revenues from proprietary trading increased $1,299,000, or 46%, to $4,099,000 from $2,800,000 in the first quarter of fiscal year 2007, revenues from market making activities decreased $355,000, or 79%, to $92,000 from $447,000 in the first quarter of fiscal year 2007, and revenues from customer mark-ups and mark-downs decreased $48,000, or 94%, to $3,000 from $51,000 in the first quarter of fiscal year 2007.

The Company did not complete any investment banking transactions in the first quarter of fiscal year 2008, compared with $556,000 of investment banking revenues in the first quarter of fiscal year 2007. Interest and dividend income increased $364,000 or 64%, to $930,000 from $566,000 in the first quarter of fiscal year 2008 compared with the same period last year. The increase in interest income is attributable to an adjustment of the interest sharing agreement with one of the Company’s clearing firms. Transfer fees increased $301,000, or 30%, to $1,311,000 in the first quarter of fiscal year 2008 from $1,010,000 in the first quarter of fiscal year 2007. The increase is due to the higher trading volume experienced during the current year’s quarter.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $204,000, or 47%, to $638,000 from $434,000 during the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. The increase is due to an increase in fee based assets under management.

In comparison with the 43% increase in total revenues, total expenses increased 50% or $7,151,000 to $21,522,000 for the first quarter of fiscal year 2008 compared to $14,371,000 in the first quarter of fiscal year 2007. The increase in total expenses is a result of higher commissions and compensation expenses, partially off set by legal fees and costs incurred to settle certain arbitrations in the first quarter of fiscal year 2007.

	Three Months Ended December 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Commission expense related to:
Commission revenue	$12,760,000	$7,333,000	$5,427,000	74%
Net dealer inventory gains	3,443,000	2,441,000	1,002,000	41%
Investment banking	-	10,000	(10,000)	(100)%
Commissions	16,203,000	9,784,000	6,419,000	66%
Employee compensation	2,240,000	1,514,000	726,000	48%
Clearing fees	613,000	375,000	238,000	63%
Communications	356,000	402,000	(46,000)	(11)%
Occupancy and equipment costs	854,000	735,000	119,000	16%
Professional fees	588,000	958,000	(370,000)	(39)%
Interest	73,000	104,000	(31,000)	(30)%
Taxes, licenses and registration	130,000	179,000	(49,000)	(27)%
Other administrative expenses	465,000	320,000	145,000	45%
	$21,522,000	$14,371,000	$7,151,000	50%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $6,419,000, or 66%, to $16,203,000 in the first quarter of fiscal year 2008 from $9,784,000 in the first quarter of fiscal year 2007. Commission expense related to commission revenue increased $5,427,000, or 74%, to $12,760,000 in the first quarter of fiscal year 2008 from $7,333,000 in the first quarter of fiscal year 2007; and commission expense related to net dealer inventory gains increased $1,002,000, or 41%, to $3,443,000 in the first quarter of fiscal year 2008 from $2,441,000 in the first quarter of fiscal year 2007. Commission expense as a percentage of commission revenues increased to 96% in the first quarter of fiscal year 2008 from 87% in the first quarter of fiscal year 2007. This increase is attributable to higher payouts for registered representatives recently affiliated with the Company and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 82% in the first quarter of fiscal year 2008 from 74% in the first quarter of fiscal year 2007. This increase is attributable to changes in the securities traded, and their related commission payouts. Commission expense includes the amortization of advances to registered representatives of $491,000 and $230,000 for the first quarter of fiscal years 2008 and 2007, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $726, 000, or 48%, to $2,240,000 in the first quarter of fiscal year 2008 from $1,514,000 in the first quarter of fiscal year 2007. The increase is attributable to new employees hired during fiscal year 2007 and the first quarter of fiscal year 2008, and salary increases for certain employees. Overall, combined commission and employee compensation expense, as a percentage of revenue, increased to 91% from 79% in the first quarters of fiscal year 2008 and 2007, respectively.

Clearing fees increased $238,000, or 63%, to $613,000 in the first quarter of fiscal year 2008 from $375,000 in the first quarter of fiscal year 2007. The increase in clearing fees is attributable to the increase in commission revenue in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007. The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in the first quarter of fiscal year 2008.

Communication expenses decreased $46,000 or 11%, to $356,000 from $402,000 in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. The decrease is due to the Company’s ability to acquire certain of these services at a lower price. Occupancy costs increased $119,000, or 16%, to $854,000 from $735,000 in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. The increase in occupancy expense is primarily due to annual rent increases contained in the Company’s office leases. Professional fees decreased $370,000, or 39%, to $588,000 from $958,000 in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. The decrease in professional fees is primarily a result of legal fees and costs incurred to settle certain arbitrations in the first quarter of fiscal year 2007.

Interest expense decreased $31,000, or 30%, to $73,000 from $104,000 in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. The decrease is due to the retirement of certain debt in fiscal year 2007. Taxes, licenses and registration decreased $49,000, or 27%, to $130,000 from $179,000 in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. The decrease in taxes, licenses and registration is due to lower registration fees paid on behalf of brokers in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. Other administrative expenses increased $145,000 or 45% to $465,000 from $320,000 in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. The increase is primarily attributable due to an increase in marketing and other promotional expenses.

The Company reported a net loss of $1,167,000 in the first quarter of fiscal year 2008 compared to a net loss of $85,000 in the first quarter of fiscal year 2007. The net loss attributable to common stockholders in the first quarter of fiscal year 2008 was $1,252,000, or $.15 per common share, as compared to a net loss attributable to common stockholders in the first quarter of fiscal year 2007 of $190,000, or $.04 per common share. The net loss attributable to common stockholders for the first quarter of fiscal year 2008 and 2007 reflects $85,000 and $105,000, respectively, of cumulative preferred stock dividends on the Company’s preferred stock.

Liquidity and Capital Resources

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At December 31, 2007, National Securities’ net capital exceeded the requirement by $1,183,000.

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

The following table shows the quoted market values of marketable securities owned ("long") by the Company, securities sold but not yet purchased ("short") the Company, and net positions as of December 31, 2007:

	Long	Short	Net
Corporate stocks	$1,046,000	$27,000	$1,019,000
Corporate bonds	19,000	-	19,000
Government obligations	35,000	305,000	(270,000)
	$1,100,000	$332,000	$768,000

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 2007, there were no significant developments in the Company’s legal proceedings. For a detailed discussion of the Company’s legal proceedings, please refer to Note 6 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2007.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 13, 2008	By:	/s/ Mark Goldwasser
Mark Goldwasser
President and Chief Executive Officer

February 13, 2008	By:	/s/ Robert H. Daskal
Robert H. Daskal
Chief Financial Officer