Form 10-Q
period 2008-03-31
NATIONAL HOLDINGS CORP
filed 2008-05-15
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 13, 2008 there were 8,622,628 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	March 31,	September 30,
	2008	2007
	(unaudited)	(see note below)

CASH	$4,141,000	$4,957,000
DEPOSITS WITH CLEARING ORGANIZATIONS	402,000	402,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS	3,589,000	4,739,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $467,000 at March 31, 2008 and September 30, 2007, respectively	663,000	784,000
ADVANCES TO REGISTERED REPRESENTATIVES	3,594,000	4,010,000
SECURITIES OWNED
Marketable, at market value	441,000	1,191,000
FIXED ASSETS, net	294,000	304,000
SECURED DEMAND NOTE	500,000	500,000
OTHER ASSETS	833,000	396,000

TOTAL ASSETS	$14,457,000	$17,283,000

LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS	$17,000	$1,115,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market	424,000	77,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES	5,090,000	7,907,000
CONVERTIBLE NOTES PAYABLE, net of debt discount of $395,000 at March 31, 2008	2,605,000	-
NOTES PAYABLE, net of debt discounts of $89,000 and $138,000 at March 31, 2008 and September 30, 2007, respectively	911,000	862,000
TOTAL LIABILITIES	9,047,000	9,961,000

SUBORDINATED BORROWINGS	500,000	500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares designated as Series A and 20,000 shares designated as Series B
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 37,550 shares issued and outstanding (liquidation preference: $3,755,000) at March 31, 2008 and September 30, 2007	-	-
Series B 9% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation preference: $0) at March 31, 2008 and September 30, 2007	-	-
Common stock, $.02 par value, 30,000,000 shares authorized; 8,622,628 and 8,602,628 shares issued and outstanding, at March 31, 2008 and September 30, 2007, respectively	172,000	172,000
Additional paid-in capital	20,538,000	19,919,000
Accumulated deficit	(15,800,000)	(13,269,000)
TOTAL STOCKHOLDERS' EQUITY	4,910,000	6,822,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,457,000	$17,283,000

Note: The balance sheet at September 30, 2007 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	-------- Three Months Ended ---------		-------- Six Months Ended ---------
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
REVENUES:
Commissions	$9,924,000	$8,522,000	$23,216,000	$16,944,000
Net dealer inventory gains	3,639,000	3,760,000	7,833,000	7,059,000
Investment banking	67,000	3,112,000	67,000	3,667,000

Total commission and fee revenues	13,630,000	15,394,000	31,116,000	27,670,000

Interest and dividends	880,000	796,000	1,810,000	1,361,000
Transfer fees and clearing services	962,000	1,005,000	2,273,000	2,015,000
Other	812,000	420,000	1,450,000	853,000

TOTAL REVENUES	16,284,000	17,615,000	36,649,000	31,899,000

EXPENSES:
Commissions	12,551,000	12,392,000	28,754,000	22,176,000
Employee compensation and related expenses	2,308,000	1,749,000	4,549,000	3,262,000
Clearing fees	522,000	343,000	1,136,000	718,000
Communications	253,000	426,000	608,000	828,000
Occupancy and equipment costs	869,000	741,000	1,733,000	1,476,000
Professional fees	463,000	559,000	1,051,000	1,517,000
Interest	70,000	105,000	143,000	209,000
Taxes, licenses, registration	77,000	164,000	207,000	342,000
Other administrative expenses	535,000	560,000	1,000,000	880,000

TOTAL EXPENSES	17,648,000	17,039,000	39,181,000	31,408,000

NET (LOSS) INCOME	(1,364,000)	576,000	(2,532,000)	491,000

Preferred stock dividends	(83,000)	(103,000)	(169,000)	(208,000)

Net income attributable to common stockholders	$(1,447,000)	$473,000	$(2,701,000)	$283,000

NET (LOSS) INCOME PER COMMON SHARE

Basic:
Net (loss) income attributable to common stockholders	$(0.17)	$0.09	$(0.31)	$0.05

Diluted:
Net (loss) income attributable to common stockholders	$(0.17)	$0.05	$(0.31)	$0.05

Weighted average number of shares outstanding
Basic	8,609,628	5,370,917	8,606,090	5,310,762
Diluted	8,609,628	11,193,816	8,606,090	10,909,161

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	----------Six Months Ended--------------
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(2,532,000)	$491,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	101,000	74,000
Amortization of deferred financing costs	6,000	4,000
Amortization of note discount	49,000	61,000
Compensatory element of common stock option issuances	210,000	29,000
Changes in assets and liabilities
Deposits with clearing organizations	-	(1,000)
Receivables from broker-dealers, clearing organizations and others	1,687,000	(1,976,000)
Securities owned: marketable, at market value	750,000	(415,000)
Securities owned: non-marketable, at fair value	-	402,000
Other assets	(144,000)	(146,000)
Payables	(3,908,000)	1,392,000
Securities sold, but not yet purchased, at market	347,000	14,000
Net cash used in operating activities	(3,434,000)	(71,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(91,000)	(58,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible notes payable	3,000,000	-
Net proceeds from issuance of notes payable	-	1,000,000
Cash payment of deferred financing costs	(80,000)	(22,000)
Payment of notes payable	-	(850,000)
Dividends paid	-	(50,000)
Deferred offering costs	(219,000)	-
Exercise of stock options	8,000	14,000
Exercise of warrants	-	132,000
Net cash provided by financing activities	2,709,000	224,000

NET (DECREASE) INCREASE IN CASH	(816,000)	95,000

CASH BALANCE
Beginning of the period	4,957,000	1,441,000

End of the period	$4,141,000	$1,536,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$107,000	$163,000
Income taxes	$23,000	$-
Series B preferred stock dividends	$-	$50,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Warrants issued in connection with debt	$395,000	$195,000
Series A Preferred stock dividends	$-	$317,000
See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National Holdings” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of March 31, 2008 and for the periods ended March 31, 2008 and March 31, 2007 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

NOTE 2. CONSOLIDATION

The condensed consolidated financial statements include the accounts of National Holdings and its wholly owned subsidiaries. National Securities Corporation (“National Securities”) is a Washington corporation organized in 1947. National Securities conducts a national securities brokerage business through its main offices in Seattle, Washington and New York, New York. The Company’s business includes securities brokerage for individual and institutional clients, market-making trading activities, asset management and corporate finance services. National Securities is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. National Asset Management, Inc. (“NAM”), a Washington corporation, is a federally-registered investment adviser that provides asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed. National Insurance Corporation (“National Insurance”), a Washington corporation, provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities. National Insurance commenced business operations during the second quarter of fiscal year 2007 that have been diminimus. National Securities Futures Corporation (“National Futures”), National Holdings Mortgage Corporation (“National Mortgage”), and National Group Benefits Corporation (“National Group Benefits”), each a Washington corporation, have not commenced active business operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest” expense in the consolidated statements of operations. Penalties would be recognized as a component of "Other administrative expenses".

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of March 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $5.0 million as of March 31, 2008, primarily relating to net operating loss carryovers of approximately $12.0 million, available to offset future taxable income through 2025.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 "("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is evaluating the implications of SFAS 161 and its impact on the condensed consolidated financial statements has not yet been determined.

NOTE 4. STOCK BASED COMPENSATION

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  During the three and six months ended March 31, 2007, the Company granted 570,000 and 720,000 stock options, respectively, with a fair value of approximately $478,000 and $574,000, respectively. A charge of approximately $23,000 and $30,000 was recorded in the three and six months ended March 31, 2007, respectively, relating to the amortization of the fair value associated with stock option grants. During the three and six months ended March 31, 2008, the Company granted 180,000 stock options with a fair value of approximately $201,000. A charge of approximately $108,000 and $210,000 was recorded in the three and six months ended March 31, 2008, respectively, relating to the amortization of the fair value associated with stock option grants.

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

	2008	2007
Assumptions:
Risk-free interest rate	1.47% - 2.19%	4.40%

Expected life, in years	3.0	3.0

Expected volatility	81%	83%

A summary of the stock option activity as of March 31, 2008, and changes during the six month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2007	2,007,000	$1.62	3.64	$2,359,000

Granted	180,000	$2.10	4.95	$18,000

Exercised	(20,000)	$0.40

Expired	(75,000)	$2.00

Outstanding at March 31, 2008	2,092,000	$1.66	3.29	$1,204,000

Exerciseable at March 31, 2008	1,293,250	$1.40	2.89	$1,045,000

As of March 31, 2008, there was $919,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements, that will be amortized over periods ranging from six months to four years. The Company expects that future forfeitures will be diminimus.

A summary of the status of the Company’s nonvested shares as of March 31, 2008, and changes during the six month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2007	900,000	$0.95

Granted	180,000	$2.10

Vested	(206,250)	$0.71

Expired	(75,000)	$2.00

Nonvested at March 31, 2008	798,750	$1.20

NOTE 5. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of March 31, 2008:

	Securities held	Securities sold, but
	for resale	not yet purchased
Corporate stocks	$441,000	$38,000
Corporate bonds	-	34,000
Government obligations	-	352,000
	$441,000	$424,000

NOTE 6. CONTINGENCIES

In September 2006, the former chairman and chief executive officer of the Company, Steven A. Rothstein, commenced an arbitration against the current chairman and chief executive officer of the Company, Mark Goldwasser, in the matter Rothstein et al. vs. Goldwasser, FINRA No. 06-04000.  Rothstein is alleging fraud and inequitable conduct relating to his attempts to sell his investment in the Company in calendar year 2001, and is seeking approximately $5,750,000 in damages.  The Company is indemnifying Mr. Goldwasser in this action.  The Company and Mr. Goldwasser believe this action is without merit, and intend to vigorously defend this action. As of March 31, 2008, the outcome of this arbitration is not determinable and accordingly the Company has not established a provision for this matter.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking in the aggregate damages of approximately $800,000. The Company believes such claims are substantially without merit, and estimates that its liability, primarily for attorney representation, will be less than $200,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2008 and 2007, is $91,000 and $331,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. The Company has included in “Professional fees” litigation and FINRA related expenses of $175,000 and $344,000 for the second quarter of fiscal year 2008 and 2007, respectively, and $490,000 and $1,133,000 for the first six months of fiscal year 2008 and 2007, respectively.

NOTE 7. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company’s Board of Directors, but are payable only when, as and if declared by the Company’s Board of Directors. At March 31, 2008, the accumulated unpaid dividends on the Company’s 37,550 issued and outstanding shares of Series A preferred stock was $338,000.

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

The following table sets forth the components used in the computation of basic and diluted income per common share:

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Numerator:
Net income (loss)	$(1,364,000)	$576,000	$(2,532,000)	$491,000
Preferred stock dividends	(83,000)	(103,000)	(169,000)	(208,000)
Numerator for basic earnings per share
— net income (loss) attributable to common stockholders - as reported	(1,447,000)	473,000	(2,701,000)	283,000
Effect of dilutive securities:
Interest on convertible notes	-	27,000	-	54,000
Preferred stock dividends	-	103,000	-	208,000
Numerator for basic earnings per share
— net income (loss) attributable to common stockholders - as adjusted	$(1,447,000)	$603,000	$(2,701,000)	$545,000

Denominator:
Denominator for basic earnings per share—weighted average shares	8,609,628	5,370,917	8,606,090	5,310,762
Effect of dilutive securities:
Stock options	-	207,934	-	104,786
Warrants	-	277,632	-	156,280
Assumed conversion of:
Series A Preferred Stock	-	3,004,000	-	3,004,000
Series B Preferred Stock	-	1,333,333	-	1,333,333
Notes	-	1,000,000	-	1,000,000
Dilutive potential common shares	-	5,822,899	-	5,598,399
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	8,609,628	11,193,816	8,606,090	10,909,161

Net income available to common stockholders
Basic:	$(0.17)	$0.09	$(0.31)	$0.05

Diluted:	$(0.17)	$0.05	$(0.31)	$0.05

For both the three and six month periods ended March 31, 2008, 7,721,000 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For the three and six month periods ended March 31, 2007, 2,744,715 and 2,969,215, respectively, common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the common share equivalents that were excluded from the calculation:

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Stock options	2,092,000	1,399,066	2,092,000	1,502,214
Warrants	1,125,000	1,345,649	1,125,000	1,467,001
Assumed conversion of:
Series A Preferred Stock	3,004,000	-	3,004,000	-
Series B Preferred Stock	-	-	-	-
Notes	1,500,000	-	1,500,000	-

Dilutive potential common shares	7,721,000	2,744,715	7,721,000	2,969,215

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of March 31, 2008 and September 30, 2007, respectively, consist of the following:

	March 31, 2008	September 30, 2007

Commissions payable	$2,747,000	$5,128,000
Deferred clearing fee credits	637,000	828,000
Telecommunications vendors payable	248,000	366,000
Legal payable	111,000	84,000
Deferred rent payable	277,000	133,000
Other vendors	1,070,000	1,368,000
Total	$5,090,000	$7,907,000

NOTE 10. NOTES PAYABLE

In February 2008, National Securities and the holder of a $500,000 secured demand note that was scheduled to mature on March 1, 2008, extended the term of the secured demand note to March 1, 2009.

NOTE 11. PRIVATE PLACEMENT OF 10% PROMISSORY NOTES

On March 31, 2008, the Company completed a financing transaction under which an investor made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share. The promissory note matures in March 2012, is convertible into common stock at a price of $2.00 per share and has a stated interest rate of 10% per annum. The relative fair value of the warrant of approximately $395,000 was calculated using the Black-Scholes Option Valuation Model. This amount has been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

The Company and the investor entered into a registration rights agreement, wherein the Company has agreed to file a registration statement for the shares of common stock issuable upon conversion of the note and exercise of the warrant within ninety (90) days of the effective date of the proposed merger with vFinance, Inc. (See Note 14), and to cause the registration statement to be declared effective within one hundred eighty (180) days of the effective date of such merger. Should the Company fail to either file the registration statement or have it declared effective within such time limits then as liquidated damages the interest rate of the note shall increase 1% per annum for each month the applicable failure is not cured, up to a maximum of 15%.

The investment was made by St. Cloud Capital Partners II, L.P. (“St. Cloud II”), whose managing partner is Marshall S. Geller, a member of the Company's board of directors. The Company incurred legal fees and other costs related to this capital transaction of approximately $101,000 that were capitalized and will be amortized to interest expense over the life of the promissory note.

NOTE 12. STOCKHOLDERS’ EQUITY

In the three and six months ended March 31, 2008 the Company received proceeds of $8,000 from the exercise of 20,000 outstanding stock options.

NOTE 13. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At March 31, 2008, National Securities’ net capital exceeded the requirement by $2,951,000.

Advances, dividend payments and other equity withdrawals from the Company’s subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 14. MERGER AGREEMENT

In November 2007, the Company entered into a definitive merger agreement with vFinance, Inc., a publicly traded company with two wholly owned subsidiaries which are also registered broker-dealers with a similar business to National Securities. The merger agreement is subject to numerous conditions, including: execution of definitive transaction documents, compliance with state and federal securities laws and regulations, the completion of an equity or equity related financing with gross proceeds of at least $3.0 million, and corporate, shareholder and regulatory approvals. The Company has completed the equity related financing (See Note 11), and a Form S-4 Registration Statement was filed with the SEC on April 18, 2008 and declared effective on May 9, 2008. The merger must be approved by the stockholders of vFinance, Inc. at a special meeting to be held on June 13, 2008, and is subject to other usual closing conditions. However, no assurance can be given that the Company will consummate the merger with vFinance, Inc.

The Company has capitalized approximately $219,000 of costs associated with this merger that have been included in “Other Assets” in the condensed consolidated statements of financial condition as of March 31, 2008. Upon the completion of the merger these costs will be included as part of the purchase price, and if the merger is not consummated the Company will record a charge to operations.

NOTE 15. LIQUIDITY

During the six months ended March 31, 2008, the Company has incurred a net loss of $2,532,000. The Company has historically satisfied its capital needs with cash generated from operations or from financing activities. On March 31, 2008, the Company issued a convertible promissory note in the principal amount of $3.0 million (See Note 11). The Company believes that it will have sufficient funds to maintain its current level of business activities during fiscal year 2008. If market conditions should weaken, the Company would need to consider curtailing certain of its business activities, reducing its fixed overhead costs and/or seek additional sources of financing.

NOTE 16. SUBSIDIARIES

In July 1994, National Securities formed a wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"). NAM is a federally registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed. In March 2008, all of the issued and outstanding stock of NAM was transferred from National Securities to the Company.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The Company’s second quarter of fiscal year 2008 resulted in a decrease in revenues, and an increase in expenses compared to the same period last year. As a result, the Company reported a net loss of $1,364,000 compared with net income of $576,000 for the second quarter of fiscal years 2008 and 2007, respectively.

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Commissions	$9,924,000	$8,522,000	$1,402,000	16%
Proprietary trading	3,580,000	3,498,000	82,000	2%
Market making	8,000	168,000	(160,000)	(95%)
Mark-ups and mark-downs	51,000	94,000	(43,000)	(46%)
Net dealer inventory gains	3,639,000	3,760,000	(121,000)	(3%)
Investment banking	67,000	3,112,000	(3,045,000)	(98%)
Interest and dividends	880,000	796,000	84,000	11%
Transfer fees and clearance services	962,000	1,005,000	(43,000)	(4%)
Other	812,000	420,000	392,000	93%
	$16,284,000	$17,615,000	$(1,331,000)	(8%)

Total revenues decreased $1,331,000, or 8%, in the second quarter of fiscal year 2008 to $16,284,000 from $17,615,000 in the second quarter of fiscal year 2007. This decrease is due to a decline in investment banking revenue, partially offset by an increase in commission revenue. During the second quarter of fiscal year 2008, total trading volume increased 3%, compared to the second quarter of fiscal year 2007. The increase in revenues and trading volume is due to an increase in the number of registered representatives associated with the Company, offset in part by a decline in market making activities. Trading volume in this period related to retail brokerage increased 10%. Commission revenue increased $1,402,000, or 16%, to $9,924,000 from $8,522,000 during the second quarter of fiscal year 2008 compared with the same period in fiscal year 2007. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $121,000, or 3%, to $3,639,000 from $3,760,000 during the second quarter of fiscal year 2008 compared with the same period in fiscal year 2007. The decrease is due to a decline in market making activities and customer mark-ups and mark-downs. During the second quarter of fiscal year 2008, revenues from proprietary trading increased $82,000, or 2%, to $3,580,000 from $3,498,000 in the same period of fiscal year 2007, revenues from market making activities decreased $160,000, or 95%, to $8,000 from $168,000 in the second quarter of fiscal year 2007, and revenues from customer mark-ups and mark-downs decreased $43,000, or 46%, to $51,000 from $94,000 in the second quarter of fiscal year 2007.

Investment banking revenue decreased $3,045,000, or 98%, to $67,000 from $3,112,000 in the second quarter of fiscal year 2008 compared with the second quarter of fiscal year 2007. The Company did not complete any investment banking transactions in the second quarter of fiscal year 2008, and received only modest fee income. Interest and dividend income increased $84,000, or 11%, to $880,000 from $796,000 in the second quarter of fiscal year 2008 compared with the same period last year. The increase in interest income is attributable to an increase in the amount of debit balances in National Securities’ customer accounts from the same period last year. Transfer fees decreased $43,000, or 4%, to $962,000 in the second quarter of fiscal year 2008 from $1,005,000 in the second quarter of fiscal year 2007. The decrease reflects certain production that does not generate a charge for transfer fees.

Other revenue, consisting of asset management fees, miscellaneous transaction fees, trading fees and other investment income, increased $392,000, or 93%, to $812,000 from $420,000 during the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. The increase is due to an increase in fee based assets under management.

In comparison with the 8% decrease in total revenues, total expenses increased 4%, or $609,000, to $17,648,000 for the second quarter of fiscal year 2008 compared to $17,039,000 in the second quarter of fiscal year 2007. The increase in total expenses is primarily the result of greater employee compensation.

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Commission expense related to:
Commission revenue	$9,430,000	$7,629,000	$1,801,000	24%
Net dealer inventory gains	3,121,000	2,927,000	194,000	7%
Investment banking	-	1,836,000	(1,836,000)	(100%)
Commissions	12,551,000	12,392,000	159,000	1%
Employee compensation	2,308,000	1,749,000	559,000	32%
Clearing fees	522,000	343,000	179,000	52%
Communications	253,000	426,000	(173,000)	(41%)
Occupancy and equipment costs	869,000	741,000	128,000	17%
Professional fees	463,000	559,000	(96,000)	(17%)
Interest	70,000	105,000	(35,000)	(33%)
Taxes, licenses and registration	77,000	164,000	(87,000)	(53%)
Other administrative expenses	535,000	560,000	(25,000)	(4%)
	$17,648,000	$17,039,000	$609,000	4%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $159,000, or 1%, to $12,551,000 in the second quarter of fiscal year 2008 from $12,392,000 in the second quarter of fiscal year 2007. Commission expense related to commission revenue increased $1,801,000, or 24%, to $9,430,000 in the second quarter of fiscal year 2008 from $7,629,000 in the second quarter of fiscal year 2007; and commission expense related to net dealer inventory gains increased $194,000, or 7%, to $3,121,000 in the second quarter of fiscal year 2008 from $2,927,000 in the second quarter of fiscal year 2007. Commission expense as a percentage of commission revenues increased to 95% in the second quarter of fiscal year 2008 from 90% in the second quarter of fiscal year 2007. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and higher payouts for registered representatives recently affiliated with the Company. Commission expense as a percentage of net dealer inventory gains increased to 86% in the second quarter of fiscal year 2008 from 78% in the second quarter of fiscal year 2007. This increase is attributable to changes in the securities traded, and their related commission payouts. Commission expense includes the amortization of advances to registered representatives of $313,000 and $346,000 for the second quarter of fiscal years 2008 and 2007, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $559,000, or 32%, to $2,308,000 in the second quarter of fiscal year 2008 from $1,749,000 in the second quarter of fiscal year 2007. The increase is attributable to new employees hired during fiscal years 2008 and 2007, and salary increases for certain employees. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 91% from 80% in the second quarter of fiscal years 2008 and 2007, respectively.

Clearing fees increased $179,000, or 52%, to $522,000 in the second quarter of fiscal year 2008 from $343,000 in the second quarter of fiscal year 2007. The increase in clearing fees is attributable to the increase in commission revenue in the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007. The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in the second quarter of fiscal year 2008.

Communications expense decreased $173,000, or 41%, to $253,000 from $426,000 in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. The decrease is due to the Company’s ability to acquire certain of these services at a lower price. Occupancy costs increased $128,000, or 17%, to $869,000 from $741,000 in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. The increase in occupancy expense is primarily due to annual rent increases contained in the Company’s office leases. Professional fees decreased $96,000, or 17%, to $463,000 from $559,000 in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. The decrease in professional fees is primarily a result of legal fees and costs incurred to settle certain arbitrations in the second quarter of fiscal year 2007.

Interest expense decreased $35,000, or 33%, to $70,000 from $105,000 in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. The decrease in interest expense is due to the retirement of certain debt in fiscal year 2007. Taxes, licenses and registration decreased $87,000, or 53%, to $77,000 from $164,000 in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. The decrease in taxes, licenses and registration is due to lower registration fees paid on behalf of brokers in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. Other administrative expenses decreased $25,000, or 4%, to $535,000 from $560,000 in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007.

The Company reported a net loss of $1,364,000 in the second quarter of fiscal year 2008 compared to net income of $576,000 in the second quarter of fiscal year 2007. The net loss attributable to common stockholders in the second quarter of fiscal year 2008 was $1,447,000, or $.17 per common share, as compared to the diluted earnings attributable to common stockholders of $473,000, or $.05 per common share, in the second quarter of fiscal year 2007. The net income attributable to common stockholders reflects $83,000 and $103,000 of cumulative preferred stock dividends on the Company’s preferred stock for the second quarter of fiscal years 2008 and 2007, respectively.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

The Company’s first six months of fiscal year 2008 resulted in an increase in revenues, and a greater increase in expenses compared to the same period last year. As a result, the Company reported a net loss of $2,532,000 compared with net income of $491,000 for the first six months of fiscal years 2008 and 2007, respectively.

	Six Months Ended
	March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Commissions	$23,216,000	$16,944,000	$6,272,000	37%
Proprietary trading	7,679,000	6,299,000	1,380,000	22%
Market making	143,000	615,000	(472,000)	(77%)
Mark-ups and mark-downs	11,000	145,000	(134,000)	(92%)
Net dealer inventory gains	7,833,000	7,059,000	774,000	11%
Investment banking	67,000	3,667,000	(3,600,000)	(98%)
Interest and dividends	1,810,000	1,361,000	449,000	33%
Transfer fees and clearance services	2,273,000	2,015,000	258,000	13%
Other	1,450,000	853,000	597,000	70%
	$36,649,000	$31,899,000	$4,750,000	15%

Total revenues increased $4,750,000, or 15%, in the first six months of fiscal year 2008 to $36,649,000 from $31,899,000 in the first six months of fiscal year 2007. This increase is due to increases in commissions and net dealer inventory gains, partially offset by a decline in investment banking revenue. During the first six months of fiscal year 2008, total trading volume increased 28%, compared to the first six months of fiscal year 2007. The increase in revenues and trading volume is due to an increase in the number of registered representatives associated with the Company, offset in part by a decline in market making activities. Trading volume in this period related to retail brokerage increased 38%. Commission revenue increased $6,272,000, or 37%, to $23,216,000 from $16,944,000 during the first six months of fiscal year 2008 compared with the same period in fiscal year 2007. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $774,000, or 11%, to $7,833,000 from $7,059,000 during the first six months of fiscal year 2008 compared with the same period in fiscal year 2007. The increase is due to increased trading activity in foreign securities partially offset set by a decline in market making activities and customer mark-ups and mark-downs. During the first six months of fiscal year 2008, revenues from proprietary trading increased $1,380,000, or 22%, to $7,679,000 from $6,299,000 in the same period of fiscal year 2007, revenues from market making activities decreased $472,000, or 77%, to $143,000 from $615,000 in the first six months of fiscal year 2007, and revenues from customer mark-ups and mark-downs decreased $134,000, or 92%, to $11,000 from $145,000 in the first six months of fiscal year 2007.

Investment banking revenue decreased $3,600,000, or 98%, to $67,000 from $3,667,000 in the first six months of fiscal year 2008 compared with the first six months of fiscal year 2007. The Company did not complete any investment banking transactions in the first six months of fiscal year 2008, and received only modest fee income. Interest and dividend income decreased $449,000, or 33%, to $1,810,000 from $1,361,000 in the first six months of fiscal year 2008 compared with the same period last year. The increase in interest income is attributable to an increase in the amount of debit balances in National Securities’ customer accounts from the same period last year, and an adjustment of the interest sharing agreement with one of the Company’s clearing firms. Transfer fees increased $258,000, or 13%, to $2,273,000 in the first six months of fiscal year 2008 from $2,015,000 in the first six months of fiscal year 2007. The increase is due to the higher trading volume experienced during the first quarter of fiscal year 2008.

Other revenue, consisting of asset management fees, miscellaneous transaction fees, trading fees and other investment income, increased $597,000, or 70%, to $1,450,000 from $853,000 during the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. The increase is due to an increase in fee based assets under management.

In comparison with the 15% increase in total revenues, total expenses increased 25%, or $7,773,000, to $39,181,000 for the first six months of fiscal year 2008 compared to $31,408,000 in the first six months of fiscal year 2007. The increase in total expenses is primarily the result of greater commission expense and employee compensation.

	Six Months Ended
	March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Commission expense related to:
Commission revenue	$22,190,000	$14,962,000	$7,228,000	48%
Net dealer inventory gains	6,564,000	5,368,000	1,196,000	22%
Investment banking	-	1,846,000	(1,846,000)	(100%)
Commissions	28,754,000	22,176,000	6,578,000	30%
Employee compensation	4,549,000	3,262,000	1,287,000	39%
Clearing fees	1,136,000	718,000	418,000	58%
Communications	608,000	828,000	(220,000)	(27%)
Occupancy and equipment costs	1,733,000	1,476,000	257,000	17%
Professional fees	1,051,000	1,517,000	(466,000)	(31%)
Interest	143,000	209,000	(66,000)	(32%)
Taxes, licenses and registration	207,000	342,000	(135,000)	(39%)
Other administrative expenses	1,000,000	880,000	120,000	14%
	$39,181,000	$31,408,000	$7,773,000	25%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $6,578,000, or 30%, to $28,754,000 in the first six months of fiscal year 2008 from $22,176,000 in the first six months of fiscal year 2007. Commission expense related to commission revenue increased $7,228,000, or 48%, to $22,190,000 in the first six months of fiscal year 2008 from $14,962,000 in the first six months of fiscal year 2007; and commission expense related to net dealer inventory gains increased $1,196,000, or 22%, to $6,564,000 in the first six months of fiscal year 2008 from $5,368,000 in the first six months of fiscal year 2007. Commission expense as a percentage of commission revenues increased to 96% in the first six months of fiscal year 2008 from 88% in the first six months of fiscal year 2007. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and higher payouts for registered representatives recently affiliated with the Company, and an increase in the amortization of advances to registered representatives. Commission expense as a percentage of net dealer inventory gains increased to 84% in the first six months of fiscal year 2008 from 76% in the first six months of fiscal year 2007. This increase is attributable to changes in the securities traded, and their related commission payouts. Commission expense includes the amortization of advances to registered representatives of $804,000 and $576,000 for the first six months of fiscal years 2008 and 2007, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $1,287,000, or 39%, to $4,549,000 in the first six months of fiscal year 2008 from $3,262,000 in the first six months of fiscal year 2007. The increase is attributable to new employees hired during fiscal years 2008 and 2007, and salary increases for certain employees. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 91% from 80% in the first six months of fiscal years 2008 and 2007, respectively.

Clearing fees increased $418,000, or 58%, to $1,136,000 in the first six months of fiscal year 2008 from $718,000 in the first six months of fiscal year 2007. The increase in clearing fees is attributable to the increase in commission revenue in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007. The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in the first six months of fiscal year 2008.

Communications expense decreased $220,000, or 27%, to $608,000 from $828,000 in the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. The decrease is due to the Company’s ability to acquire certain of these services at a lower price. Occupancy costs increased $257,000, or 17%, to $1,733,000 from $1,476,000 in the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. The increase in occupancy expense is primarily due to annual rent increases contained in the Company’s office leases. Professional fees decreased $466,000, or 31%, to $1,051,000 from $1,517,000 in the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. The decrease in professional fees is primarily a result of legal fees and costs incurred to settle certain arbitrations in the first six months of fiscal year 2007.

Interest expense decreased $66,000, or 32%, to $207,000 from $342,000 in the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. The decrease in interest expense is due to the retirement of certain debt in fiscal year 2007. Taxes, licenses and registration decreased $135,000, or 39%, to $207,000 from $342,000 in the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. The decrease in taxes, licenses and registration is due to lower registration fees paid on behalf of brokers in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. Other administrative expenses increased $120,000, or 14%, to $1,000,000 from $880,000 in the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. The other administrative expenses increase is primarily attributable due to an increase in marketing and other promotional expenses in the first quarter of fiscal year 2008.

The Company reported a net loss of $2,532,000 in the first six months of fiscal year 2008 compared to net income of $491,000 in the first six months of fiscal year 2007. The net loss attributable to common stockholders in the first six months of fiscal year 2008 was $2,701,000, or $.31 per common share, as compared to the diluted earnings attributable to common stockholders of $283,000, or $.05 per common share, in the first six months of fiscal year 2007. The net income attributable to common stockholders reflects $169,000 and $208,000 of cumulative preferred stock dividends on the Company’s preferred stock for the second quarter of fiscal years 2008 and 2007, respectively.

Liquidity and Capital Resources

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At March 31, 2008, National Securities’ net capital exceeded the requirement by $2,951,000.

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

In April 2005, National Securities entered into a clearing agreement with National Financial Services LLC (“NFS”) that became effective in June 2005. In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 general business credit that is being amortized over an eight year period ending November 2014, corresponding with the expiration date of the clearing agreement. In the second quarter of fiscal year 2007, NFS provided National Securities a $250,000 clearing fee waiver that is being amortized over a two year period ending December 2008, corresponding with the time period that certain performance standards were to be achieved. The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. In June 2005, National Securities entered into a clearing agreement with Penson Financial Services, Inc. (“Penson”) for the purpose of providing clearing services that are not provided by NFS. Additionally, in June 2007, National Securities entered into a clearing agreement with Legent Clearing LLC (“Legent”) for the purpose of providing clearing services that are not provided by NFS and to maintain a pre-existing clearing relationship for brokers newly associated with National Securities. The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

In February 2007, the Company completed a financing transaction under which certain investors made an investment in the Company by purchasing 10% promissory notes in the principal amount of $1.0 million, with warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.40 per share. The promissory notes mature in February 2009, and have a stated interest rate of 10% per annum. The relative fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $195,000 that will be charged to interest expense over the life of the promissory notes. The investment included $500,000 by Christopher C. Dewey and $250,000 by St. Cloud Capital Partners, L.P. (“St. Cloud”). Mr. Dewey, and Marshall S. Geller, the Co-Founder and Senior Managing Partner of St. Cloud, are each members of the Company’s board of directors. The Company incurred legal fees and other costs related to this capital transaction in the amount of $22,000 that were capitalized and will be amortized to interest expense over the life of the promissory notes. The Company used $850,000 of the proceeds to pay in full promissory notes that had maturity dates in February 2007.

In February 2008, National Securities and the holder of a $500,000 secured demand note that was scheduled to mature on March 1, 2008, extended the term of the secured demand note to March 1, 2009.

On March 31, 2008, the Company completed a financing transaction under which an investor made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share. The promissory note matures in March 2012, is convertible into common stock at a price of $2.00 per share and has a stated interest rate of 10% per annum. The relative fair value of the warrant of approximately $395,000 was calculated using the Black-Scholes Option Valuation Model. This amount has been recorded as a debt discount that will be charged to interest expense over the life of the promissory note. The Company and the investor entered into a registration rights agreement, wherein the Company has agreed to file a registration statement for the shares of common stock issuable upon conversion of the note and exercise of the warrant within ninety (90) days of the effective date of the proposed merger with vFinance, and to cause the registration statement to be declared effective within one hundred eighty (180) days of the effective date of such merger. Should the Company fail to either file the registration statement or have it declared effective within such time limits then as liquidated damages the interest rate of the note shall increase 1% per annum for each month the applicable failure is not cured, up to a maximum of 15%. The investment was made by St. Cloud II, an affiliate of St. Cloud. The Company incurred legal fees and other costs related to this capital transaction of approximately $101,000 that were capitalized and will be amortized to interest expense over the life of the promissory note.

In the three and six months ended March 31, 2008 the Company received proceeds of $8,000 from the exercise of outstanding stock options.

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

The following table shows the quoted market values of marketable securities owned ("long") by the Company, securities sold but not yet purchased ("short") the Company, and net positions as of March 31, 2008:

	Long	Short	Net
Corporate stocks	$441,000	$38,000	$403,000
Corporate bonds	-	34,000	(34,000)
Government obligations	-	352,000	(352,000)
	$441,000	$424,000	$17,000

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2008, there were no significant developments in the Company’s legal proceedings. For a detailed discussion of the Company’s legal proceedings, please refer to Note 6 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on March 12, 2008. Proxies were solicited by the Company pursuant to Regulation 14A under the Exchange Act of 1934, as amended. At the annual meeting, the Company’s shareholders approved the following proposals:

1. The number of shares voted “for” and “withhold authority” in connection with the election of Marshall S. Geller as a Class I Director to the Board of Directors of the Company was as follows:

		Withhold
	For	Authority
In Person	-	-
By Proxy	6,290,349	266,293

Total	6,290,349	266,293

The number of shares voted “for” and “withhold authority” in connection with the election of Christopher C. Dewey as a Class I Director to the Board of Directors of the Company was as follows:

		Withhold
	For	Authority
In Person	-	-
By Proxy	6,479,969	76,673

Total	6,479,969	76,673

The terms of Robert J. Rosan and Norman J. Kurlan, Class II Directors, and Mark Goldwasser and Gary A. Rosenberg, Class III Directors, continued after the annual meeting.

2. The number of shares voted “for”, “against” and “abstain” in connection with the approval of the Company's 2008 Stock Option Plan was as follows:

	For	Against	Abstain
In Person	-	-	-
By Proxy	3,960,492	72,839	198,027

Total	3,960,492	72,839	198,027

3. The number of shares voted “for”, “against” and “abstain” in connection with the ratification of Marcum & Kliegman LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2008 was as follows:

	For	Against	Abstain
In Person	-	-	-
By Proxy	6,553,944	70	2,628

Total	6,553,944	70	2,628

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

May 15, 2008	By:	/s/ Mark Goldwasser
Mark Goldwasser
President and Chief Executive Officer

May 15, 2008	By:	/s/ Robert H. Daskal
Robert H. Daskal
Chief Financial Officer