Form 10-Q
period 2008-06-30
NATIONAL HOLDINGS CORP
filed 2008-08-13
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 11, 2008 there were 16,421,538 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2008	2007
	(unaudited)	(see note below)

ASSETS
CASH	$5,464,000	$4,957,000
DEPOSITS WITH CLEARING ORGANIZATIONS	402,000	402,000
RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS	3,639,000	4,739,000
OTHER RECEIVABLES, net of allowance for uncollectible accounts of $467,000 at June 30, 2008 and September 30, 2007, respectively	534,000	784,000
ADVANCES TO REGISTERED REPRESENTATIVES	4,469,000	4,010,000
SECURITIES OWNED
Marketable, at market value	341,000	1,191,000
FIXED ASSETS, net	300,000	304,000
SECURED DEMAND NOTE	500,000	500,000
OTHER ASSETS	1,144,000	396,000

TOTAL ASSETS	$16,793,000	$17,283,000

LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS	$35,000	$1,115,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market	306,000	77,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES	5,239,000	7,907,000
CONVERTIBLE PROMISSORY NOTES PAYABLE, net of debt discount of $1,159,000 at June 30, 2008	4,841,000	-
NOTES PAYABLE, net of debt discounts of $65,000 and $138,000 at June 30, 2008 and September 30, 2007, respectively	935,000	862,000
TOTAL LIABILITIES	11,356,000	9,961,000

SUBORDINATED BORROWINGS	500,000	500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares designated as Series A and 20,000 shares designated as Series B Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 37,550 shares issued and outstanding (liquidation preference: $3,755,000) at June 30, 2008 and September 30, 2007	-	-
Series B 9% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation preference: $0) at June 30, 2008 and September 30, 2007	-	-
Common stock, $.02 par value, 50,000,000 shares authorized; 8,622,628 and 8,602,628 shares issued and outstanding, at June 30, 2008 and September 30, 2007, respectively	172,000	172,000
Additional paid-in capital	21,474,000	19,919,000
Accumulated deficit	(16,709,000)	(13,269,000)
TOTAL STOCKHOLDERS' EQUITY	4,937,000	6,822,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,793,000	$17,283,000

Note: The balance sheet at September 30, 2007 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
REVENUES:
Commissions	$11,428,000	$10,761,000	$34,644,000	$27,705,000
Net dealer inventory gains	3,202,000	3,051,000	11,035,000	10,109,000
Investment banking	1,210,000	4,278,000	1,277,000	7,945,000

Total commission and fee revenues	15,840,000	18,090,000	46,956,000	45,759,000

Interest and dividends	837,000	649,000	2,647,000	2,010,000
Transfer fees and clearing services	1,105,000	1,029,000	3,378,000	3,045,000
Other	897,000	461,000	2,347,000	1,314,000

TOTAL REVENUES	18,679,000	20,229,000	55,328,000	52,128,000

EXPENSES:
Commissions	14,695,000	14,017,000	43,449,000	36,193,000
Employee compensation and related expenses	1,786,000	2,168,000	6,334,000	5,430,000
Clearing fees	541,000	444,000	1,676,000	1,162,000
Communications	299,000	419,000	907,000	1,247,000
Occupancy and equipment costs	831,000	614,000	2,564,000	2,090,000
Professional fees	546,000	318,000	1,597,000	1,835,000
Interest	176,000	252,000	319,000	461,000
Taxes, licenses, registration	123,000	134,000	330,000	476,000
Other administrative expenses	591,000	302,000	1,590,000	1,182,000

TOTAL EXPENSES	19,588,000	18,668,000	58,766,000	50,076,000

NET (LOSS) INCOME	(909,000)	1,561,000	(3,438,000)	2,052,000

Preferred stock dividends	(84,000)	(109,000)	(253,000)	(317,000)

Net (loss) income attributable to common stockholders	$(993,000)	$1,452,000	$(3,691,000)	$1,735,000

NET (LOSS) INCOME PER COMMON SHARE

Basic:
Net (loss) income attributable to common stockholders	$(0.12)	$0.26	$(0.43)	$0.32

Diluted:
Net (loss) income attributable to common stockholders	$(0.12)	$0.14	$(0.43)	$0.20

Weighted average number of shares outstanding
Basic	8,622,628	5,543,151	8,611,602	5,388,225
Diluted	8,622,628	10,817,779	8,611,602	10,220,264

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,438,000)	$2,052,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	146,000	111,000
Amortization of deferred financing costs	15,000	27,000
Amortization of note discount	98,000	237,000
Compensatory element of common stock option issuances	361,000	85,000
Changes in assets and liabilities
Restricted cash	-	(9,000)
Deposits with clearing organizations	-	(51,000)
Receivables from broker-dealers, clearing organizations and others	891,000	(731,000)
Securities owned: marketable, at market value	850,000	(442,000)
Securities owned: non-marketable, at fair value	-	402,000
Other assets	(133,000)	(408,000)
Payables	(3,748,000)	2,947,000
Securities sold, but not yet purchased, at market	229,000	53,000
Net cash (used in) provided operating activities	(4,729,000)	4,273,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(142,000)	(83,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible notes payable	6,000,000	-
Net proceeds from issuance of notes payable	-	1,000,000
Cash payment of deferred financing costs	(181,000)	(22,000)
Payment of notes payable	-	(850,000)
Dividends paid	-	(75,000)
Deferred merger costs	(449,000)	-
Exercise of stock options	8,000	14,000
Exercise of warrants	-	489,000
Net cash provided by financing activities	5,378,000	556,000

NET INCREASE IN CASH	507,000	4,746,000

CASH BALANCE
Beginning of the period	4,957,000	1,441,000

End of the period	$5,464,000	$6,187,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$162,000	$192,000
Income taxes	$37,000	$-
Series B preferred stock dividends	$-	$75,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in connection with debt	$1,184,000	$195,000
Series A Preferred stock dividends	$-	$317,000
Common stock issued to holders of convertible notes	$-	$1,024,413

See notes to condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National Holdings” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of June 30, 2008 and for the periods ended June 30, 2008 and June 30, 2007 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company is evaluating the impact of this pronouncement on the Company’s condensed consolidated financial position, results of operations and cash flows.

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

NOTE 4. INCOME TAXES

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

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to the fiscal year ended September 30, 2005.

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of June 30, 2008, no liability for unrecognized tax benefits was required to be recorded. The Company recognized a deferred tax asset of approximately $5.4 million as of June 30, 2008, primarily relating to net operating loss carryovers of approximately $13.0 million, available to offset future taxable income through 2025.

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

NOTE 5. STOCK BASED COMPENSATION

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”.  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  During the nine months ended June 30, 2007, the Company granted 720,000 stock options with a fair value of approximately $574,000. A charge of approximately $55,000 and $85,000 was recorded in the three and nine months ended June 30, 2007, respectively, relating to the amortization of the fair value associated with stock option grants. During the nine months ended June 30, 2008, the Company granted 180,000 stock options with a fair value of approximately $201,000. A charge of approximately $149,000 and $361,000 was recorded in the three and nine months ended June 30, 2008, respectively, relating to the amortization of the fair value associated with stock option grants. The Company did not make any stock option grants in the three months ended June 30, 2007 or June 30, 2008.

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

	2008	2007
Assumptions:
Risk-free interest rate	1.47% - 2.19%	4.40%

Expected life, in years	3.0	3.0

Expected volatility	81%	83%

A summary of the stock option activity as of June 30, 2008, and changes during the nine month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2007	2,007,000	$1.62	3.64	$2,359,000

Granted	180,000	$2.10	4.70	$-

Exercised	(20,000)	$0.40

Expired	(75,000)	$2.00

Outstanding at June 30, 2008	2,092,000	$1.66	3.04	$537,875

Exerciseable at June 30, 2008	1,293,250	$1.40	2.39	$499,250

As of June 30, 2008, there was $774,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements that will be amortized over periods ranging from six months to four years. The Company expects that future forfeitures will be diminimus.

A summary of the status of the Company’s non-vested shares as of June 30, 2008, and changes during the nine month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2007	900,000	$0.95

Granted	180,000	$2.10

Vested	(206,250)	$0.71

Expired	(75,000)	$2.00

Nonvested at June 30, 2008	798,750	$1.20

NOTE 6. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of June 30, 2008:

	Securities held	Securities sold, but
	for resale	not yet purchased
Corporate stocks	$320,000	$35,000
Corporate bonds	21,000	-
Government obligations	-	-
	$341,000	$35,000

NOTE 7. CONTINGENCIES

In September 2006, the former chairman and chief executive officer of the Company, Steven A. Rothstein, commenced an arbitration against the current chairman and chief executive officer of the Company, Mark Goldwasser, in the matter Rothstein et al. vs. Goldwasser, FINRA No. 06-04000.  Rothstein is alleging fraud and inequitable conduct relating to his attempts to sell his investment in the Company in calendar year 2001, and is seeking approximately $5,750,000 in damages.  The Company is indemnifying Mr. Goldwasser in this action for any adverse award up to $1,000,000.  The Company and Mr. Goldwasser believe this action is without merit, and intend to vigorously defend this action. As of June 30, 2008, the outcome of this arbitration is not determinable and accordingly the Company has not established a provision for this matter.

The Company is a defendant in various other arbitrations and administrative proceedings, lawsuits and claims seeking in the aggregate damages of approximately $800,000. The Company believes such claims are substantially without merit, and estimates that its liability, primarily for attorney representation, will be less than $200,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2008 and 2007, is $40,000 and $97,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition. The Company has included in “Professional fees” litigation and FINRA related expenses of $170,000 and $121,000 for the third quarter of fiscal year 2008 and 2007, respectively, and $660,000 and $1,254,000 for the first nine months of fiscal year 2008 and 2007, respectively.

NOTE 8. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accrue whether or not declared by the Company’s Board of Directors, but are payable only when, as and if declared by the Company’s Board of Directors. At June 30, 2008, the accumulated unpaid dividends on the Company’s 37,550 issued and outstanding shares of Series A preferred stock were $422,000.

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

The following table sets forth the components used in the computation of basic and diluted income per common share:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Numerator:
Net income (loss)	$(909,000)	$1,561,000	$(3,438,000)	$2,052,000
Preferred stock dividends	(84,000)	(109,000)	(253,000)	(317,000)
Numerator for basic earnings per share
– net income (loss) attributable to
common stockholders - as reported	(993,000)	1,452,000	(3,691,000)	1,735,000
Effect of dilutive securities:
Interest on convertible notes	-	-	-	-
Preferred stock dividends	-	109,000	-	317,000
Numerator for basic earnings per share
– net income (loss) attributable to
common stockholders - as adjusted	$(993,000)	$1,561,000	$(3,691,000)	$2,052,000

Denominator:
Denominator for basic earnings per
share–weighted average shares	8,622,628	5,543,151	8,611,602	5,388,225
Effect of dilutive securities:
Stock options	-	404,669	-	229,609
Warrants	-	532,626	-	265,097
Assumed conversion of:
Series A Preferred Stock	-	3,004,000	-	3,004,000
Series B Preferred Stock	-	1,333,333	-	1,333,333
Notes	-	-	-	-
Dilutive potential common shares	-	5,274,628	-	4,832,039
Denominator for diluted earnings per
share–adjusted weighted-average
shares and assumed conversions	8,622,628	10,817,779	8,611,602	10,220,264

Net income available to
common stockholders
Basic:	$(0.12)	$0.26	$(0.43)	$0.32

Diluted:	$(0.12)	$0.14	$(0.43)	$0.20

For both the three and nine month periods ended June 30, 2008, 10,014,750 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For the three and nine month periods ended June 30, 2007, 2,048,486 and 2,491,075, respectively, common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the common share equivalents that were excluded from the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Stock options	2,092,000	1,202,331	2,092,000	1,377,391
Warrants	1,543,750	846,155	1,543,750	1,113,684
Assumed conversion of:
Series A Preferred Stock	3,004,000	-	3,004,000	-
Series B Preferred Stock	-	-	-	-
Notes	3,375,000	-	3,375,000	-

Dilutive potential common shares	10,014,750	2,048,486	10,014,750	2,491,075

NOTE 10. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of June 30, 2008 and September 30, 2007, respectively, consist of the following:

	June 30, 2008	September 30, 2007

Commissions payable	$2,921,000	$5,128,000
Deferred clearing fee credits	606,000	828,000
Telecommunications vendors payable	266,000	366,000
Legal payable	40,000	84,000
Deferred rent payable	283,000	133,000
Other vendors	1,123,000	1,368,000
Total	$5,239,000	$7,907,000

NOTE 11. NOTES PAYABLE

In February 2008, National Securities and the holder of a $500,000 secured demand note that was scheduled to mature on March 1, 2008, extended the term of the secured demand note to March 1, 2009.

NOTE 12. PRIVATE PLACEMENT OF 10% CONVERTIBLE PROMISSORY NOTES

On March 31, 2008, the Company completed a financing transaction under which an investor made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share. The promissory note matures in March 2012, is convertible into common stock at a price of $2.00 per share and has a stated interest rate of 10% per annum. The Company accounted for this transaction by applying Emerging Issues Task Force ("EITF") No 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"  and EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and the relative fair value of the warrant of approximately $395,000 was calculated using the Black-Scholes Option Valuation Model. This amount has been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

On June 30, 2008, the Company completed a financing transaction under which the same investor made an additional investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 468,750 shares of common stock at an exercise price of $2.00 per share. The promissory note matures in June 2012, is convertible into common stock at a price of $1.60 per share and has a stated interest rate of 10% per annum. Under accounting guidance provided by EITF No 98-5 and EITF No. 00-27 the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument. These amounts, totaling approximately $789,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

The Company and the investor entered into registration rights agreements, wherein the Company has agreed to file a registration statement for the shares of common stock issuable upon conversion of the note and exercise of the warrant within ninety (90) days of the effective date of the proposed merger with vFinance, Inc. (See Note 15), and to cause the registration statement to be declared effective within one hundred eighty (180) days of the effective date of such merger. Should the Company fail to either file the registration statement or have it declared effective within such time limits then as liquidated damages the interest rate of the note shall increase 1% per annum for each month the applicable failure is not cured, up to a maximum of 15%.

The investment was made by St. Cloud Capital Partners II, L.P. (“St. Cloud II”), whose managing partner is Marshall S. Geller, a member of the Company's board of directors. Robert W. Lautz, Jr., a Managing Director of St. Cloud, became a member of the Board of Directors of the Company concurrent with the closing of the June 2008 financing transaction. The Company incurred legal fees and other costs related to these capital transactions of approximately $101,000 and $75,000, respectively, that were capitalized and will be amortized to interest expense over the life of the promissory notes.

NOTE 13. STOCKHOLDERS’ EQUITY

In the three and nine months ended June 30, 2008 the Company received proceeds of $0 and $8,000, respectively, from the exercise of outstanding stock options to acquire 20,000 shares of common stock. In July 2008 the Company received proceeds of $9,000 from the exercise of outstanding stock options to acquire 10,000 shares of common stock.

NOTE 14. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At June 30, 2008, National Securities’ net capital exceeded the requirement by $1,610,000.

Advances, dividend payments and other equity withdrawals from the Company’s subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. MERGER AGREEMENT

In November 2007, the Company entered into a definitive merger agreement with vFinance, Inc., a publicly traded company with two wholly owned subsidiaries which are also registered broker-dealers with a similar business to National Securities. Effective as of 12:01 a.m. (EDT) July 1, 2008 (the “Effective Date”), the merger was completed. On the Effective Date each of the 55,635,066 shares of vFinance common stock issued and outstanding immediately prior to the Effective Date was exchanged for 0.14 shares of Company common stock, or approximately 7,788,910 shares of Company common stock. The closing price of the Company’s common stock, as quoted on the Over-the-Counter Bulletin Board, on June 30, 2008 was $1.75 per share. Each option and warrant to purchase shares of vFinance common stock outstanding prior to the Effective Date was converted into options or warrants, as applicable, to acquire the number of shares of the Company’s Common Stock determined by multiplying (i) the number of vFinance shares of common stock underlying each outstanding vFinance stock option or warrant immediately prior to the Effective Date of the Merger by (ii) 0.14, at an exercise price per share of the Company’s Common Stock equal to (i) the exercise price per share of each stock option or warrant otherwise purchasable pursuant to the vFinance stock option divided by (ii) 0.14.

The Company has capitalized approximately $449,000 of costs associated with this merger that have been included in “Other Assets” in the condensed consolidated statements of financial condition as of June 30, 2008. Upon the completion of the merger, these costs were included as part of the purchase price.

NOTE 16. LIQUIDITY

During the nine months ended June 30, 2008, the Company incurred a net loss of $3,438,000. The Company has historically satisfied its capital needs with cash generated from operations or from financing activities. On March 31, 2008 and June 30, 2008, the Company issued convertible promissory notes in the aggregate principal amount of $6.0 million (See Note 12). As a result of the merger with vFinance (See Note 15), the Company’s capital requirements to fund its business will change. There can be no assurance that the Company will be successful in meeting these requirements. The Company will also be responsible for the outstanding commitments and contingencies of vFinance. However, the Company believes that it will have sufficient funds to maintain its current level of business activities, including those of vFinance, during fiscal year 2008. If market conditions should weaken, the Company would need to consider curtailing certain of its business activities, reducing its fixed overhead costs and/or seek additional sources of financing.

NOTE 17. SUBSIDIARIES

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The Company’s third quarter of fiscal year 2008 resulted in a decrease in revenues, and an increase in expenses compared to the same period last year. As a result, the Company reported a net loss of $909,000 compared with net income of $1,561,000 for the third quarter of fiscal years 2008 and 2007, respectively.

	Three Months Ended
	June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
Commissions	$11,428,000	$10,761,000	$667,000	6%
Proprietary trading	3,236,000	2,876,000	360,000	13%
Market making	(60,000)	89,000	(149,000)	(167)%
Mark-ups and mark-downs	26,000	86,000	(60,000)	(70)%
Net dealer inventory gains	3,202,000	3,051,000	151,000	5%
Investment banking	1,210,000	4,278,000	(3,068,000)	(72)%
Interest and dividends	837,000	649,000	188,000	29%
Transfer fees and clearance services	1,105,000	1,029,000	76,000	7%
Other	897,000	461,000	436,000	95%
	$18,679,000	$20,229,000	$(1,550,000)	(8)%

Total revenues decreased $1,550,000, or 8%, in the third quarter of fiscal year 2008 to $18,679,000 from $20,229,000 in the third quarter of fiscal year 2007. This decrease is due to a decline in investment banking revenue. During the third quarter of fiscal year 2008, total trading volume decreased 3%, compared to the third quarter of fiscal year 2007. The decrease in trading volume is due to an increase in annuity and insurance commissions which do not generate trading tickets. Trading volume in this period related to retail brokerage also decreased 3%. Commission revenue increased $667,000, or 6%, to $11,428,000 from $10,761,000 during the third quarter of fiscal year 2008 compared with the same period in fiscal year 2007. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $151,000, or 5%, to $3,202,000 from $3,051,000 during the third quarter of fiscal year 2008 compared with the same period in fiscal year 2007. The increase is due to increased trading activity in foreign securities partially offset set by a decline in market making activities and customer mark-ups and mark-downs. During the third quarter of fiscal year 2008, revenues from proprietary trading increased $360,000, or 13%, to $3,236,000 from $2,876,000 in the same period of fiscal year 2007 and revenues from customer mark-ups and mark-downs decreased $60,000, or 70%, to $26,000 from $86,000 in the third quarter of fiscal year 2007. The Company realized a loss from market making activities in the third quarter of fiscal year 2008.

Investment banking revenue decreased $3,068,000, or 72%, to $1,210,000 from $4,278,000 in the third quarter of fiscal year 2008 compared with the third quarter of fiscal year 2007. The Company did not complete any investment banking transactions in the third quarter of fiscal year 2008, and received only fee income. Interest and dividend income increased $188,000, or 29%, to $837,000 from $649,000 in the third quarter of fiscal year 2008 compared with the same period last year. The increase in interest income is attributable to an increase in the amount of debit balances in National Securities’ customer accounts from the same period last year. Transfer fees increased $76,000, or 7%, to $1,105,000 in the third quarter of fiscal year 2008 from $1,029,000 in the third quarter of fiscal year 2007. The increase is consistent with the increase in commission revenue.

Other revenue, consisting of asset management fees, miscellaneous transaction fees, trading fees and other investment income, increased $436,000, or 95%, to $897,000 from $461,000 during the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007. The increase is due to an increase in fee based assets under management.

In comparison with the 8% decrease in total revenues, total expenses increased 5%, or $920,000, to $19,588,000 for the third quarter of fiscal year 2008 compared to $18,668,000 in the third quarter of fiscal year 2007. The increase in total expenses is primarily the result of greater commission expense.

	Three Months Ended
	June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
Commission expense related to:
Commission revenue	$10,766,000	$9,891,000	$875,000	9%
Net dealer inventory gains	2,856,000	2,471,000	385,000	16%
Investment banking	1,073,000	1,655,000	(582,000)	(35)%
Commissions	14,695,000	14,017,000	678,000	5%
Employee compensation	1,786,000	2,168,000	(382,000)	(18)%
Clearing fees	541,000	444,000	97,000	22%
Communications	299,000	419,000	(120,000)	(29)%
Occupancy and equipment costs	831,000	614,000	217,000	35%
Professional fees	546,000	318,000	228,000	72%
Interest	176,000	252,000	(76,000)	(30)%
Taxes, licenses and registration	123,000	134,000	(11,000)	(8)%
Other administrative expenses	591,000	302,000	289,000	96%
	$19,588,000	$18,668,000	$920,000	5%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $678,000, or 5%, to $14,695,000 in the third quarter of fiscal year 2008 from $14,017,000 in the third quarter of fiscal year 2007. Commission expense related to commission revenue increased $875,000, or 9%, to $10,766,000 in the third quarter of fiscal year 2008 from $9,891,000 in the third quarter of fiscal year 2007; commission expense related to net dealer inventory gains increased $385,000, or 16%, to $2,856,000 in the third quarter of fiscal year 2008 from $2,471,000 in the third quarter of fiscal year 2007; and commission expense related to investment banking decreased $582,000, or 35%, to $1,073,000 in the third quarter of fiscal year 2008 from $2,471,000 in the third quarter of fiscal year 2007. Commission expense as a percentage of commissions and related revenues decreased to 79% in the third quarter of fiscal year 2008 from 80% in the third quarter of fiscal year 2007. Commission expense as a percentage of net dealer inventory gains increased to 89% in the third quarter of fiscal year 2008 from 81% in the third quarter of fiscal year 2007. This increase is attributable to changes in the securities traded, and their related commission payouts. Commission expense as a percentage of investment banking revenues increased to 89% in the third quarter of fiscal year 2008 from 39% in the third quarter of fiscal year 2007. This increase is attributable to the type and size of the particular investment banking transactions completed in the respective quarters. Commission expense includes the amortization of advances to registered representatives of $240,000 and $371,000 for the third quarter of fiscal years 2008 and 2007, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense decreased $382,000, or 18%, to $1,786,000 in the third quarter of fiscal year 2008 from $2,168,000 in the third quarter of fiscal year 2007. The decrease is attributable bonuses paid based on profits in fiscal year 2007, offset in part by new employees hired during fiscal years 2008 and 2007, and salary increases for certain employees. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 88% from 80% in the third quarter of fiscal years 2008 and 2007, respectively.

Clearing fees increased $97,000, or 22%, to $541,000 in the third quarter of fiscal year 2008 from $444,000 in the third quarter of fiscal year 2007. The increase in clearing fees is attributable to the increase in commission revenue and net dealer inventory gains in the third quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2007. The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in the third quarter of fiscal year 2008.

Communications expense decreased $120,000, or 29%, to $299,000 from $419,000 in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007. The decrease is due to the Company’s ability to acquire certain of these services at a lower price. Occupancy costs increased $217,000, or 35%, to $831,000 from $614,000 in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007. The increase in occupancy expense is primarily due to annual rent increases contained in the Company’s office leases, higher operating expenses and a new office lease. Professional fees increased $228,000, or 72%, to $546,000 from $318,000 in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007. The increase in professional fees is primarily a result of legal fees and costs incurred to settle certain arbitrations in the third quarter of fiscal year 2008.

Interest expense decreased $76,000, or 30%, to $176,000 from $252,000 in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007. The decrease in interest expense is attributable to the acceleration of amortization on the Company’s convertible notes that were converted to common stock in the third quarter of fiscal year 2007, partially offset by interest on new convertible notes issued in fiscal year 2008. Taxes, licenses and registration decreased $11,000, or 8%, to $123,000 from $134,000 in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007. The decrease in taxes, licenses and registration is due to lower registration fees paid on behalf of brokers in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007. Other administrative expenses increased $289,000, or 96%, to $591,000 from $302,000 in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007. The increase in other administrative expenses is attributable to recruiting costs associated with new registered representatives.

The Company reported a net loss of $909,000 in the third quarter of fiscal year 2008 compared to net income of $1,561,000 in the third quarter of fiscal year 2007. The net loss attributable to common stockholders in the third quarter of fiscal year 2008 was $993,000, or $.12 per common share, as compared to the diluted earnings attributable to common stockholders of $1,452,000, or $.14 per common share, in the third quarter of fiscal year 2007. The net income attributable to common stockholders reflects $84,000 and $109,000 of cumulative preferred stock dividends on the Company’s preferred stock for the third quarter of fiscal years 2008 and 2007, respectively.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

The Company’s first nine months of fiscal year 2008 resulted in an increase in revenues, and a greater increase in expenses compared to the same period last year. As a result, the Company reported a net loss of $3,438,000 compared with net income of $2,052,000 for the first nine months of fiscal years 2008 and 2007, respectively.

	Nine Months Ended
	June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
Commissions	$34,644,000	$27,705,000	$6,939,000	25%
Proprietary trading	10,915,000	9,174,000	1,741,000	19%
Market making	83,000	704,000	(621,000)	(88)%
Mark-ups and mark-downs	37,000	231,000	(194,000)	(84)%
Net dealer inventory gains	11,035,000	10,109,000	926,000	9%
Investment banking	1,277,000	7,945,000	(6,668,000)	(84)%
Interest and dividends	2,647,000	2,010,000	637,000	32%
Transfer fees and clearance services	3,378,000	3,045,000	333,000	11%
Other	2,347,000	1,314,000	1,033,000	79%
	$55,328,000	$52,128,000	$3,200,000	6%

Total revenues increased $3,200,000, or 6%, in the first nine months of fiscal year 2008 to $55,328,000 from $52,128,000 in the first nine months of fiscal year 2007. This increase is due to an increase in commissions. During the first nine months of fiscal year 2008, total trading volume increased 18%, compared to the first nine months of fiscal year 2007. The increase in revenues and trading volume is due to an increase in the number of registered representatives associated with the Company, offset in part by a decline in market making activities. Trading volume in this period related to retail brokerage increased 24%. Commission revenue increased $6,939,000, or 25%, to $34,644,000 from $27,705,000 during the first nine months of fiscal year 2008 compared with the same period in fiscal year 2007. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $926,000, or 9%, to $11,035,000 from $10,109,000 during the first nine months of fiscal year 2008 compared with the same period in fiscal year 2007. The increase is due to increased trading activity in foreign securities partially offset set by a decline in market making activities and customer mark-ups and mark-downs. During the first nine months of fiscal year 2008, revenues from proprietary trading increased $1,741,000, or 19%, to $10,915,000 from $9,174,000 in the same period of fiscal year 2007, revenues from market making activities decreased $621,000, or 88%, to $83,000 from $704,000 in the first nine months of fiscal year 2007, and revenues from customer mark-ups and mark-downs decreased $194,000, or 84%, to $37,000 from $231,000 in the first nine months of fiscal year 2007.

Investment banking revenue decreased $6,668,000, or 84%, to $1,277,000 from $7,945,000 in the first nine months of fiscal year 2008 compared with the first nine months of fiscal year 2007. The Company did not complete any investment banking transactions in the first nine months of fiscal year 2008, and received only fee income. Interest and dividend income increased $637,000, or 32%, to $2,647,000 from $2,010,000 in the first nine months of fiscal year 2008 compared with the same period last year. The increase in interest income is attributable to an increase in the amount of debit balances in National Securities’ customer accounts from the same period last year, and an adjustment of the interest sharing agreement with one of the Company’s clearing firms. Transfer fees increased $333,000, or 11%, to $3,378,000 in the first nine months of fiscal year 2008 from $3,045,000 in the first nine months of fiscal year 2007. The increase is primarily due to the higher trading volume experienced during the first quarter of fiscal year 2008.

Other revenue, consisting of asset management fees, miscellaneous transaction fees, trading fees and other investment income, increased $1,033,000, or 79%, to $2,347,000 from $1,314,000 during the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. The increase is due to an increase in fee based assets under management.

In comparison with the 6% increase in total revenues, total expenses increased 17%, or $8,690,000, to $58,766,000 for the first nine months of fiscal year 2008 compared to $50,076,000 in the first nine months of fiscal year 2007. The increase in total expenses is primarily the result of greater commission expense and employee compensation.

	Nine Months Ended
	June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
Commission expense related to:
Commission revenue	$32,956,000	$24,853,000	$8,103,000	33%
Net dealer inventory gains	9,420,000	7,839,000	1,581,000	20%
Investment banking	1,073,000	3,501,000	(2,428,000)	(69)%
Commissions	43,449,000	36,193,000	7,256,000	20%
Employee compensation	6,334,000	5,430,000	904,000	17%
Clearing fees	1,676,000	1,162,000	514,000	44%
Communications	907,000	1,247,000	(340,000)	(27)%
Occupancy and equipment costs	2,564,000	2,090,000	474,000	23%
Professional fees	1,597,000	1,835,000	(238,000)	(13)%
Interest	319,000	461,000	(142,000)	(31)%
Taxes, licenses and registration	330,000	476,000	(146,000)	(31)%
Other administrative expenses	1,590,000	1,182,000	408,000	35%
	$58,766,000	$50,076,000	$8,690,000	17%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $7,256,000, or 20%, to $43,449,000 in the first nine months of fiscal year 2008 from $36,193,000 in the first nine months of fiscal year 2007. Commission expense related to commission revenue increased $8,103,000, or 33%, to $32,956,000 in the first nine months of fiscal year 2008 from $24,853,000 in the first nine months of fiscal year 2007; commission expense related to net dealer inventory gains increased $1,581,000, or 20%, to $9,420,000 in the first nine months of fiscal year 2008 from $7,839,000 in the first nine months of fiscal year 2007; and commission expense related to investment banking decreased $2,428,000, or 69%, to $1,073,000 in the first nine months of fiscal year 2008 from $3,501,000 in the first nine months of fiscal year 2007. Commission expense as a percentage of commissions and related revenues increased to 80% in the first nine months of fiscal year 2008 from 76% in the first nine months of fiscal year 2007. This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate and higher payouts for certain registered representatives recently affiliated with the Company. Commission expense as a percentage of net dealer inventory gains increased to 85% in the first nine months of fiscal year 2008 from 78% in the first nine months of fiscal year 2007. This increase is attributable to changes in the securities traded, and their related commission payouts. Commission expense as a percentage of investment banking revenues increased to 84% in the first nine months of fiscal year 2008 from 44% in the first nine months of fiscal year 2007. This increase is attributable to the type and size of the particular investment banking transactions completed in the respective periods. Commission expense includes the amortization of advances to registered representatives of $1,044,000 and $947,000 for the first nine months of fiscal years 2008 and 2007, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $904,000, or 17%, to $6,334,000 in the first nine months of fiscal year 2008 from $5,430,000 in the first nine months of fiscal year 2007. The increase is attributable to new employees hired during fiscal years 2008 and 2007, and salary increases for certain employees. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 90% from 80% in the first nine months of fiscal years 2008 and 2007, respectively.

Clearing fees increased $514,000, or 44%, to $1,676,000 in the first nine months of fiscal year 2008 from $1,162,000 in the first nine months of fiscal year 2007. The increase in clearing fees is attributable to the increase in commission revenue and net dealer inventory gains in the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007. The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in the first nine months of fiscal year 2008.

Communications expense decreased $340,000, or 27%, to $907,000 from $1,247,000 in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. The decrease is due to the Company’s ability to acquire certain of these services at a lower price. Occupancy costs increased $474,000, or 23%, to $2,564,000 from $2,090,000 in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. The increase in occupancy expense is primarily due to annual rent increases contained in the Company’s office leases, higher operating expenses and a new office lease. Professional fees decreased $238,000, or 13%, to $1,597,000 from $1,835,000 in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. The decrease in professional fees is primarily a result of greater legal fees and costs incurred to settle certain arbitrations in the first nine months of fiscal year 2007.

Interest expense decreased $142,000, or 31%, to $319,000 from $461,000 in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. The decrease in interest expense is attributable to the acceleration of amortization on the Company’s convertible notes that were converted to common stock in the third quarter of fiscal year 2007, partially offset by interest on new convertible notes issued in fiscal year 2008. Taxes, licenses and registration decreased $146,000, or 31%, to $330,000 from $476,000 in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. The decrease in taxes, licenses and registration is due to lower registration fees paid on behalf of brokers in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. Other administrative expenses increased $408,000, or 35%, to $1,590,000 from $1,182,000 in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. The other administrative expenses increase is attributable to an increase in marketing and other promotional expenses in the first quarter of fiscal year 2008 and recruiting costs associated with new registered representatives.

The Company reported a net loss of $3,438,000 in the first nine months of fiscal year 2008 compared to net income of $2,052,000 in the first nine months of fiscal year 2007. The net loss attributable to common stockholders in the first nine months of fiscal year 2008 was $3,691,000, or $.43 per common share, as compared to the diluted earnings attributable to common stockholders of $1,735,000, or $.20 per common share, in the first nine months of fiscal year 2007. The net income attributable to common stockholders reflects $253,000 and $317,000 of cumulative preferred stock dividends on the Company’s preferred stock for the third quarter of fiscal years 2008 and 2007, respectively.

Liquidity and Capital Resources

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At June 30, 2008, National Securities’ net capital exceeded the requirement by $1,610,000.

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

On March 31, 2008, the Company completed a financing transaction under which an investor made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share. The promissory note matures in March 2012, is convertible into common stock at a price of $2.00 per share and has a stated interest rate of 10% per annum. The Company accounted for this transaction by applying EITF No 98-5 and EITF No. 00-27, and the relative fair value of the warrant of approximately $395,000 was calculated using the Black-Scholes Option Valuation Model. This amount has been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

On June 30, 2008, the Company completed a financing transaction under which the same investor made an additional investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 468,750 shares of common stock at an exercise price of $2.00 per share. The promissory note matures in June 2012, is convertible into common stock at a price of $1.60 per share and has a stated interest rate of 10% per annum. Under accounting guidance provided by EITF No 98-5 and EITF No. 00-27 the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument. These amounts, totaling approximately $789,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

The Company and the investor entered into registration rights agreements, wherein the Company has agreed to file a registration statement for the shares of common stock issuable upon conversion of the note and exercise of the warrant within ninety (90) days of the effective date of the merger with vFinance, and to cause the registration statement to be declared effective within one hundred eighty (180) days of the effective date of such merger. Should the Company fail to either file the registration statement or have it declared effective within such time limits then as liquidated damages the interest rate of the note shall increase 1% per annum for each month the applicable failure is not cured, up to a maximum of 15%. The investment was made by an affiliate of St. Cloud, whose managing partner is Marshall S. Geller, a member of the Company's board of directors. Robert W. Lautz, Jr., a Managing Director of St. Cloud, became a member of the Board of Directors of the Company concurrent with the closing of the June 2008 financing transaction. The Company incurred legal fees and other costs related to these capital transactions of approximately $101,000 and $75,000, respectively, that were capitalized and will be amortized to interest expense over the life of the promissory notes.

In the three and nine months ended June 30, 2008 the Company received proceeds of $0 and $8,000, respectively, from the exercise of outstanding stock options. In July 2008 the Company received proceeds of $9,000 from the exercise of outstanding stock options.

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

The following table shows the quoted market values of marketable securities owned ("long") by the Company, securities sold but not yet purchased ("short") the Company, and net positions as of June 30, 2008:

	Long	Short	Net
Corporate stocks	$320,000	$35,000	$285,000
Corporate bonds	21,000	-	21,000
Government obligations	-	-	-
	$341,000	$35,000	$306,000

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended June 30, 2008, there were no significant developments in the Company’s legal proceedings. For a detailed discussion of the Company’s legal proceedings, please refer to Note 7 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on June 12, 2008. Proxies were solicited by the Company pursuant to Regulation 14A under the Exchange Act of 1934, as amended. At the special meeting, the Company’s shareholders approved the proposal to amend the Company’s Certificate of Incorporation to increase the authorized common stock, $0.02 par value, of the Company from 30,000,000 to 50,000,000 shares. The number of shares voted “for”, “against” and “abstain” was as follows:

	For	Against	Abstain
In Person	-	-	-
By Proxy	9,665,649	47,645	15,562

Total	9,665,649	47,645	15,562

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARY

August 13, 2008	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer

August 13, 2008	By:	s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer