Form 10-K
period 2008-09-30
NATIONAL HOLDINGS CORP
filed 2008-12-29
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2008
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

As of March 31, 2008, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $6,600,000 (calculated by excluding shares owned beneficially by directors, officers and 10% shareholders).  As of December 26, 2008 there were 16,421,538 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the Company’s Annual Meeting of Shareholders to be held on or about March 16, 2009 (the “Company’s 2009 Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K includes forward-looking statements as defined in the Private Securities Reform Act of 1995.  These forward  looking statements are often  identified by words such as "may,"  "will,"  "expect,"  "intend,"  "anticipate,"  "believe," “estimate," "continue," "plan" and similar expressions.  These statements involve estimates, assumptions and  uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this Annual Report on Form 10-K.  You should not place undue reliance on these forward-looking statements.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	general economic conditions;
●	our ability to obtain future financing or funds when needed;
●	the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full-service and discount brokers;
●	a general decrease in financing and merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed;
●	increased competition from business development portals;
●	technological changes;
●	our potential inability to implement our growth strategy through acquisitions or joint ventures;
●	our potential failure to realize the anticipated benefits of the merger with vFinance, Inc.;
●	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
●	our ability to maintain and execute a successful business strategy.

You should also consider carefully the statements under "Risk Factors" and other sections of this Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those, set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, or factors we are unaware of, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 1. BUSINESS

General

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, is a financial services organization, operating primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”) (collectively, the “Broker Dealer Subsidiaries”).  The Broker Dealer Subsidiaries conduct a national securities brokerage business through its main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.  On March 15, 2006, the Company changed its name from “Olympic Cascade Financial Corporation” to “National Holdings Corporation.”  On July 1, 2008, National consummated a merger with vFinance, Inc. (“vFinance”).

Through its Broker Dealer Subsidiaries, the Company (1) offers full service retail brokerage to approximately 45,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 3,500 micro and small cap stocks and provides liquidity in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  vFinance Investments is also a member of the National Futures Association ("NFA").

Our brokers operate primarily as independent contractors.  An independent contractor registered representative who becomes an affiliate of a Broker Dealer Subsidiary typically establishes his own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, equipment, stock quotation machines and general office supplies.  The independent contractor registered representative is entitled to retain a higher percentage of the commissions generated by his sales than an employee registered representative at a traditional employee-based brokerage firm.  This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for non-production.

In July 1994, National Securities formed a wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM").  NAM is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed. In March 2008, all of the issued and outstanding stock of NAM was transferred from National Securities to National.

In the third quarter of fiscal year 2006, we formed a wholly owned subsidiary, National Insurance Corporation, a Washington corporation ("National Insurance").  National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.  National Insurance finalized certain requisite state registrations during the second quarter of fiscal year 2007 and commenced business operations that have been de minimus.

vFinance Lending Services, Inc. (“vFinance Lending”), originally formed as a wholly owned subsidiary of vFinance, Inc. (“vFinance”), was established in May 2002.  It is a mortgage lender focused primarily on the commercial sector, providing bridge loans and commercial mortgages through its nationwide network of lenders. Its operations to date have been de minimus.

Merger with vFinance, Inc.

On November 7, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with vFinance, and vFin Acquisition Corporation ("Merger Sub"), a wholly-owned subsidiary of ours.

Under the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was merged with and into vFinance (the "Merger"), the separate corporate existence of Merger Sub ceased and vFinance continued as a surviving corporation of the Merger and as a wholly-owned subsidiary of ours.

Pursuant to the Merger Agreement, upon the closing of the Merger which occurred at 12:01 a.m. July 1, 2008 (the "Effective Date"), each share of vFinance common stock outstanding immediately prior to the closing of the Merger were automatically converted into the right to receive 0.14 shares of our common stock, rounded up to the nearest whole share.

Each option or warrant to purchase shares of vFinance common stock outstanding upon the Effective Date were converted into options or warrants, as the case may be, to acquire the number of shares of our common stock determined by multiplying (i) the number of shares of vFinance common stock underlying each outstanding stock option or warrant immediately prior to the effective time of the Merger by (ii) 0.14, at a price per share of our common stock equal to (a) the exercise price per share of each stock option or warrant otherwise purchasable pursuant to the stock option or warrant divided by (b) 0.14.

On the Effective Date, our board of directors consisted of Mark Goldwasser (Chairman of the Board), Leonard J. Sokolow (Vice Chairman of the Board), Christopher C. Dewey (Vice Chairman of the Board), Marshall S. Geller, Robert W. Lautz, Jr., Charles R. Modica and Jorge A. Ortega.  Messrs. Geller, Lautz, Modica and Ortega are independent directors.

Pursuant to the Merger Agreement, Mr. Goldwasser, our Chairman of the board of directors, Mr. Dewey, a Vice Chairman of our board of directors, and Mr. Sokolow, the Chairman and Chief Executive Officer of vFinance (and now a Vice Chairman of our board of directors and our President), entered into an agreement (the "Director Voting Agreement") on the Effective Date to vote their shares of our common stock for the election of each other and up to three designees of Mr. Goldwasser and up to three designees of Mr. Sokolow until the earlier to occur of: (i) the Company’s merger, consolidation or reorganization whereby the holders of our voting stock own less than 50% of the voting power of the Company after such transaction, (ii) by mutual consent of the parties thereto, (iii) the date that Messrs. Goldwasser, Sokolow and Dewey own in the aggregate less than one percent of our outstanding voting securities, (iv) upon the fifth anniversary of the Director Voting Agreement or (v) upon listing of our common stock on AMEX, the NASDAQ Capital Market or the NASDAQ Global Market.

On the Effective Date, Mr. Sokolow's employment as Chairman and Chief Executive Officer of vFinance and his employment agreement with vFinance dated November 16, 2004, as amended, was terminated and vFinance’s principal office was relocated to New York City, New York. Accordingly, pursuant to the terms of Mr. Sokolow's former employment agreement with vFinance, Mr. Sokolow received a lump sum cash payment of $1,150,000 as of the Effective Date. On the Effective Date, vFinance entered into an employment termination agreement ("Termination Agreement") with Mr. Sokolow.

Notwithstanding the fact that Mr. Sokolow’s stock options to purchase shares of vFinance common stock that had not vested as of the Effective Date would have vested pursuant to his former employment agreement with vFinance, Mr. Sokolow agreed to waive such accelerated vesting. However, if: (i) Mr. Sokolow's employment is terminated by us with cause or (ii) Mr. Sokolow voluntarily resigns his employment with us, all stock options Mr. Sokolow received in exchange for his stock options pursuant to the terms of the Merger Agreement will become 100% vested and will remain exercisable by Mr. Sokolow or his beneficiaries for a period of nine months from the date of such event; provided, however, such period of nine months will not exceed the earlier of (a) the latest date upon which such options could have expired by the original terms under the circumstances or (b) the tenth anniversary of the original date of the grant of the options.

Pursuant to the terms of the Termination Agreement, if any payments made to Mr. Sokolow, including the acceleration of the vesting of his National stock options, will be subject to the tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, vFinance agreed to pay Mr. Sokolow an additional amount such that the net amount retained by him, after deduction of any tax on such payment, will equal the payments received by Mr. Sokolow under the Termination Agreement.

On the Effective Date, Messrs. Goldwasser and Sokolow each entered into substantially identical five-year employment agreements with us, pursuant to which Mr. Goldwasser is employed by us as Chairman and Chief Executive Officer and Mr. Sokolow is employed by us as Vice Chairman and President. Under the terms of the employment agreements, Messrs. Goldwasser and Sokolow will each receive an annual base salary of $450,000, which will increase 5% per year, and a non-accountable automobile expense allowance of $1,000 per month. In addition, each of them will be entitled to receive on a fiscal year basis a cash bonus determined in the discretion of our Compensation Committee of not less than: (i) $225,000, (ii) 5% of our fiscal year consolidated net income in excess of $4.5 million, up to 100% of the difference between their then current base salaries and $225,000 and (iii) such additional bonuses as the board of directors may determine based upon the Board's assessment of their performance in the following areas: revenue growth, new business development, investor relations, communications with the board of directors, and special projects as assigned by the board of directors.

Each employment agreement terminates upon the earliest to occur of: (i) the death of the employee; (ii) a termination by National by reason of the disability of the employee; (iii) a termination by National with or without cause; (iv) a termination by the employee with or without good reason; (v) upon a "Change in Control" (as defined in the employment agreements); or (vi) the non-renewal of the agreement. Upon the termination due to the death or disability of the employee, by National without cause, by the employee with good reason, (upon a "Change of Control") or upon the expiration of the employment agreement if National or the employee refuses to extend the term of the employment agreement, the employee will be entitled to: (i) any accrued but unpaid salary or bonus or unreimbursed expenses; (ii) any bonus payable for the portion of the fiscal year during which the termination occurs; (iii) 100% of the employee's base salary (150% in the event of termination by National without cause or by the employee with good reason); (iv) the continuation of health benefits until the earlier of (a) 18 months after termination and (b) the date the employee accepts other employment; and (v) all unvested options granted pursuant to the employment agreements will become immediately vested and be exercisable for a period of nine months.

Pursuant to each employment agreement, on the Effective Date, each of Messrs. Goldwasser and Sokolow were granted non-qualified stock options to purchase 1,000,000 shares of National's common stock at an exercise price of $1.64 per share, which was equal to the average of the 10-day closing market price of National's common stock prior to the Effective Date. The options vested 25% upon the date of grant and become exercisable as to 25% of the shares underlying the options on the second, third and fourth anniversaries of the date of grant. The options expire seven years from the effective date of the Merger.

In accordance with the terms of the Merger Agreement, on the Effective Date, Alan B. Levin, the Chief Financial Officer of vFinance, entered into a one-year employment agreement with us, pursuant to which he is employed as the Chief Financial Officer of the Company. Under the terms of the agreement, Mr. Levin will receive an annual base salary of $180,000. In addition, he will be entitled to receive an annual cash bonus determined in the discretion of the Compensation Committee of the board of directors of National based upon its assessment by the President of National of Mr. Levin's performance in the following areas: revenue, net income and revenue growth, new business development, investor relations, communications with the board of directors, and other factors including, without limitation, special projects as assigned by the Chief Executive Officer or the board of directors of National.

Clearing Relationships

The Broker Dealer Subsidiaries have clearing arrangements with National Financial Services LLC (“NFS”), Penson Financial Services, Inc. (“Penson”), Legent Clearing LLC (“Legent”) and Fortis Securities, LLC (“Fortis”).  We believe that the overall effect of our clearing relationships has been beneficial to our cost structure, liquidity and capital resources.

Financial Information about Industry Segments

The Company realized approximately 84% of its total revenues in fiscal year 2008 from brokerage services, principal and agency transactions, and investment banking.  During fiscal year 2008, brokerage services that consist of retail brokerage commissions represent 61% of total revenues, principal and agency transactions that consist of net dealer inventory gains represent 20% of total revenues, and investment banking, that consist of corporate finance commissions and fees, represent 2% of total revenues.  For a more detailed analysis of our results by segment, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operation.”

Brokerage Services

Our Broker Dealer Subsidiaries are each registered as a broker-dealer with the SEC and are licensed in all 50 states, the District of Columbia and Puerto Rico.  The Broker Dealer Subsidiaries are also members of the Financial Industry Regulatory Authority, Inc. (“FINRA”), the Municipal Securities Rulemaking Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"), and vFinance Investments is also a member of the National Futures Association (“NFA”).  Brokerage services to retail clients are provided through our sales force of investment executives at the Broker Dealer Subsidiaries.

Our goal is to meet the needs of its investment executives and their clients.  To foster individual service, flexibility and efficiency and to reduce fixed costs, our investment executives primarily act as independent contractors responsible for providing their own office facilities, sales assistants, telephone and quote service, supplies and other items of overhead.  Investment executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to supervisory procedures.  In addition, investment executives have direct access to research materials, management, traders, and all levels of support personnel.

The brokerage services provided by our investment executives include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers.  In fiscal year 2008, stocks and options represented approximately 85% of our business, bonds represent approximately 9% of our business, and mutual funds and annuities make up approximately 6%of our business.  The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

Typically, our Broker Dealer Subsidiaries do not recommend particular securities to customers.  Rather, recommendations to customers are determined by individual investment executives based upon their own research and analysis, subject to applicable FINRA customer suitability standards. Most investment executives perform fundamental (as opposed to technical) analysis.  Solicitations may be by telephone, seminars or newsletters.

We generally act as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services we provides to our customers.  In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down.  We may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission.  We believe our mark-ups, mark-downs and commissions are competitive based on the services we provide to our customers.  In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by FINRA.  In order to increase revenues generated from these activities, we continuously seek to hire additional registered representatives, and work with our current registered representatives to increase their productivity.

Our registered representatives are primarily independent contractors, not salaried employees.  As such, payments to these persons are based on commissions generated, and represent a variable cost rather than a fixed cost of operating our business.  Commission expense represents a significant majority of our total expenses.  We work to control its fixed costs in order to achieve profitability based upon our expectation of market conditions and the related level of revenues.  Additionally, we require most of our registered representatives to absorb their own overhead and expenses, thereby reducing our share of the fixed costs.

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

Since we require most of our investment executives to absorb their own overhead and expenses, we pay a higher percentage of the net commissions and mark-ups generated by our investment executives, as compared to traditional investment executives in the brokerage industry.  This arrangement also reduces fixed costs and lowers the risk of operational losses for non-production.  Our operations include execution of orders, processing of transactions, internal financial controls and compliance with regulatory and legal requirements.

As of September 30, 2008, we had a total of 914 associates of which 175 were employees and were 739 independent contractors.  Of these totals 674 were registered representatives.  Persons who have entered into independent contractor agreements are not considered employees for purposes of determining our obligations for federal and state withholding, unemployment and social security taxes.  Our independent contractor arrangements conform to accepted industry practice, and therefore, we do not believe there is a material risk of an adverse determination from the tax authorities that would have a significant effect on our ability to recruit and retain investment executives or on our current operations and financial results of operations.  No employees are covered by collective bargaining agreements, and we believe our relations are good with both our employees and independent contractors.

Our business plan includes the growth of its retail and institutional brokerage business, while recognizing the volatility of the financial markets.  In response to historical market fluctuations, we have periodically adjusted certain business activities, including, proprietary trading and market-making trading.  We believe that consolidation within the industry is inevitable.  Concerns attributable to the volatile market, and increased competition, result in a number of acquisition opportunities being introduced to us.  We are focused on maximizing the profitability of its existing operations, while it continues to seek selective strategic acquisitions.

Periodic reviews of controls are conducted and administrative and operations personnel meet frequently with management to review operating conditions.  Compliance and operations personnel monitor compliance with applicable laws, rules and regulations.

Principal and Agency Transactions

We buy and maintain inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to our customers.  We may also maintain inventories in corporate, government and municipal debt securities for sale to customers.  The level of our market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets.  As of September 30, 2008, we made markets in over 3,500 micro and small-cap stocks.  We anticipate that we will continue market-making trading activity in the future, which may include companies for which we managed or co-managed a public offering.

Our trading departments require a commitment of capital.  Most principal transactions place our capital at risk.  Profits and losses are dependent upon the skill of the traders, price movements, trading activity and the size of inventories.  Since our trading activities occasionally may involve speculative and thinly capitalized stocks, including stabilizing the market for securities which we have underwritten, we impose position limits to reduce our potential for loss.

In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down.  We may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission.  We believe our mark-ups, mark-downs and commissions are competitive based on the services we provide to our customers.

In executing customer orders to buy or sell listed and over-the-counter securities in which we do not make a market, we generally act as an agent and charge commissions that we believe are competitive, based on the services we provide to our customers.

Investment Banking

We provide corporate finance and investment banking services, including underwriting the sale of securities to the public and arranging for the private placement of securities with investors.  Our corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities.  We also act as an underwriter of equity securities in both initial and secondary public offerings.  Corporate finance revenues will vary depending on the number of private and public offerings completed by us during a particular fiscal year.

Institutional Services

A critical element of our business strategy is to identify institutional quality investments that offer above market returns.  We support that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance.  Hedge funds represent the fastest growing segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. We offer fund managers access to advanced direct market access trading platforms, investment opportunities and independent research products that boost return on investment.  Additionally, we offer fund managers the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions.  We have a mutually beneficial relationship with our Investment  Banking  Division ("IBD") as fund managers looking for investment opportunities fund IBD's corporate clients and having relationships with fund managers creates opportunities to increase the number and quality of IBD clients.

As of September 30, 2008, we employed or had contractual relationships with approximately 10 people providing institutional services, approximately ten of which provide hedge fund related services.  We service approximately 200 institutional customers, of which approximately 85 are hedge funds.  For the fiscal year ended September 30, 2008, hedge fund related services accounted for approximately $5 million in revenue.

Internet Strategy

Our www.vfinance.com website is available to an audience of entrepreneurs, corporate executives and private and institutional investors in over 150 countries with an estimated 35,000 unique visitors monthly. The website provides sales leads to our investment banking, brokerage and institutional services divisions, giving visitors convenient access to a variety of financial services, proprietary business development tools, searchable databases and daily news. The website has over 60,000 "opted in" subscribers that receive a newsletter on private funding several times a week.  The website features our database of venture capital firms and angel investors accessible with vSearch, a proprietary web-based data mining tool that allows entrepreneurs to search potential funding sources by different criteria, including geography, amount of funds required, industry, stage of corporate development or keyword. Much of the information on the website is provided free of charge, however, we charge nominal fees for the use of proprietary search engines and premium services such as our business planning services.

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our Broker Dealer Subsidiaries do not hold any funds or securities for customers.  Instead, they use the services of clearing agents on a fully-disclosed basis.  These clearing agents process all securities transactions and maintain customer accounts. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts carried at NFS are fully protected by an Excess Securities Bond providing protection for the account's entire net equity (both cash and securities).  The services of our subsidiaries' clearing agents include billing and credit control as well as receipt, custody and delivery of securities.  The clearing agents provide the operational support necessary to process, record and maintain securities transactions for our subsidiary's brokerage activities.  They provide these services to our subsidiary's customers at a total cost that we believe is less than it would cost us to process such transactions on our own.  The clearing agents also lend funds to our subsidiaries' customers through the use of margin credit.  These loans are made to customers on a secured basis, with the clearing agents maintaining collateral in the form of saleable securities, cash or cash equivalents.  Our Broker Dealer Subsidiaries have agreed to indemnify the clearing brokers for losses they incur on these credit arrangements.

Competition

The Company is engaged in a highly competitive business.  With respect to one or more aspects of its business, its competitors include member organizations of the New York Stock Exchange and other registered securities exchanges in the United States and Canada, and members of FINRA.  Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition, as well as companies that provide electronic on-line trading. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries.

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

Government Regulation and Supervision

The securities industry and our Broker Dealer Subsidiaries businesses are subject to extensive regulation by the SEC, FINRA, NFA and state securities regulators and other governmental regulatory authorities.  The principal purpose of these regulations is the protection of customers and the securities markets.  The SEC is the federal agency charged with the administration of the federal securities laws.  Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.  All of our Broker Dealer Subsidiaries are registered broker-dealers with the SEC and members of FINRA.  It is licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

In addition, as registered broker-dealers and members of FINRA, our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.

National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At September 30, 2008, the Company had net capital of approximately $693,000 which was approximately $443,000 in excess of its required net capital of $250,000.

In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2008, vFinance Investments had net capital of approximately $1,337,000, which was approximately $337,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 485.0%.  At September 30, 2008, EquityStation had net capital of approximately $363,000, which was approximately $263,000 in excess of its required net capital of $100,000, and its percentage of aggregate indebtedness to net capital was 160.5%.  Each of the Broker Dealer Subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the FINRA Conduct Rules require National Securities to supervise the activities of its investment executives.  As part of providing such supervision, National Securities maintains Written Supervisory Procedures and a Compliance Manual.  Compliance personnel and outside auditors conduct inspections of branch offices periodically to review compliance with the Company's procedures.  A registered principal provides onsite supervision at each of the Company's larger offices.  The other offices (averaging two investment executives per office) are not required by FINRA rules to have a registered principal on site and are therefore supervised by registered principals of National Securities.  Designated principals review customer trades to ensure compliance with FINRA Conduct Rules including mark-up guidelines.

Application of Laws and Rules to Internet Business and Other Online Services

Due to the  increasing  popularity  and use of the  Internet  and  other  online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online  services  covering  issues such as user privacy,  pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. When the Securities Act, which governs the offer and sale of securities, and the Exchange Act, which governs, among other things, the operation of the securities markets and broker-dealers, were enacted, such acts did not contemplate the conduct of a securities business through the Internet and other online services.  The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, FINRA and other regulatory agencies.

Although the SEC, in releases and no-action letters, has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve.  Furthermore, the  applicability to the Internet  and other online  services of existing  laws in  various  jurisdictions  governing  issues such as property ownership,  sales and other taxes and personal privacy is uncertain and may take years to resolve.  Uncertainty regarding these issues may adversely affect the viability and profitability of our business.

As our services, through our subsidiaries, are available over the Internet in multiple jurisdictions, and as we, through our subsidiaries, have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While vFinance Investments and EquityStation are currently registered as broker-dealers in the jurisdictions described in this Annual Report on Form 10-K, vFinance Investments, EquityStation and our non-broker dealer subsidiaries are qualified to do business as corporations in only a few jurisdictions.  Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

Intellectual Property

We own the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R), Direct2Desk(R) and Hedge Fund Accelerator(R).

Employees

As of September 30, 2008, we employed the following personnel:

	Salaried	Independent
Position	Employees	Contractors	Total
Officers	17	0	17
Administration	87	130	217
Brokers	32	592	624
Traders	27	2	29
Investment Bankers	12	9	21
Lenders	0	6	6
Totals	175	739	914

None of our personnel are covered by a collective bargaining agreement.  We consider our relationships with our employees to be good. Any future increase in the number of employees will depend upon the growth of our business.  Our registered representatives are required to take examinations administered by FINRA and state authorities in order to qualify to transact business and are required to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations, our supervisory procedures and not to solicit customers, other employees or brokers in the event of termination.

Seasonality and Backlog

Our business is not subject to significant seasonal fluctuations, and there are no material backlogs in our business.

Research and Development and Environmental Matters

We did not incur any research and development expenses during the last three fiscal years.  We do not incur any significant costs or experience any significant effects as a result of compliance with federal, state and local environmental laws.

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

Risks Related to Our Business

Our operating results have resulted in reporting losses.

Although National was profitable in fiscal years 2007, 2006 and 2004, it reported losses of approximately $21.0 million, $1.2 million, $843 thousand, $3.4 million and $7.9 million in fiscal years 2008, 2005, 2003, 2002 and 2001, respectively.  National’s losses were primarily attributable to the market slowdowns and reduced trading activity and volatility, and the cessation of National’s market making activities prior to the Merger.  In addition, vFinance had sustained substantial losses in almost every year since its inception due to ongoing operating expenses and a lack of revenues sufficient to offset those operating expenses.  For the year ended December 31, 2004, when vFinance earned a substantial profit for the first time in its history, vFinance's results amounted to net income of $2.2 million (as revised), including a $1.5 million non-cash gain on debt forgiveness.  For the years ended December 31, 2007, 2006 and 2005, however, vFinance's results amounted to net losses of approximately $1.7 million, $2.2 million and $1.1 million, respectively.  There is no assurance that we will be profitable in the future. If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations.

We may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining National and vFinance. The integration of National and vFinance will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. In addition, we may not achieve anticipated synergies or other benefits of the Merger.  National and vFinance must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter the following difficulties, costs and delays involved in integrating these operations:

•	failure to integrate National's and vFinance's businesses and operations;
•	failure to successfully manage relationships with customers and other important relationships;
•	failure of customers to continue using the services of the combined company;
•	difficulties in successfully integrating the management teams and employees of National and vFinance;
•	challenges encountered in managing larger operations;
•	the loss of key employees and registered representatives;
•	failure to manage the growth and growth strategies of National and vFinance;
•	diversion of the attention of management from other ongoing business concerns;
•	potential incompatibility of technologies and systems;
•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the Merger; and
•	potential incompatibility of business cultures.

If the combined company's operations after the Merger do not meet the expectations of existing customers of National and vFinance, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition.

If the management team is not able to develop strategies and implement a business plan that successfully addresses these difficulties, we may not realize the anticipated benefits of the Merger. In particular, National is likely to realize lower earnings per share, which may have an adverse impact on National and the market price of its common stock.

The Merger may result in disruption of National's and vFinance's existing businesses, distraction of our management and diversion of other resources.

The integration of National's and vFinance's businesses may divert management time and resources from the main businesses of both companies. This diversion of time and resources could cause the market price of our common stock to decrease. The new management will need to spend some of their time integrating vFinance's and National's operations. This could cause our business to suffer.

We may require additional financing.

In order for us to have the opportunity for future success and profitability, we periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.).  We have actively pursued a variety of funding sources, and have consummated certain transactions in order to address its capital requirements. We may need to seek to raise additional capital through other available sources, including borrowing additional funds from third parties and there can be no assurance that it will be successful in such pursuits.  Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders. Accordingly, if we are unable to generate adequate cash from its operations, and if it is unable to find sources of funding, such an event would have an adverse impact on our liquidity and operations.

If we are unable to pay our outstanding debt obligations when due, our operations may be materially adversely affected.

At September 30, 2008, we had total indebtedness of $7,500,000, $1,500,000 of which matures during fiscal year 2009.  We cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due.  Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse affect on our operations.

We are exposed to risks due to its investment banking activities.

Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price.  In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings.  Acting as a managing underwriter increases these risks.  Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule.

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

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems.  We believe that we are able to evaluate and manage the market, credit and other risks to which it is exposed.  Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured.  For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments could have a material adverse effect on our results of operations and financial condition.  The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

We depend on senior employees and the loss of their services could harm our business.

We depend on the continued services of its management team, particularly Mr. Goldwasser, our Chairman and Chief Executive Officer, Mr. Sokolow, our Vice Chairman and President, and Mr. Dewey, our Vice Chairman, as well as our ability to hire additional members of management, and to retain and motivate other officers and key employees.  We may not be able to find an appropriate replacement for Messrs. Goldwasser, Sokolow or Dewey or any other executive officer if the need should arise.  We currently maintain a $2,000,000 of life insurance policy on Mr. Goldwasser.  Due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel could become subject to suspensions or other limitations on the scope of their services to the Company from time to time.  If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products.

Our Broker Dealer Subsidiaries are subject to various risks associated with the securities industry.

As securities broker-dealers, our Broker Dealer Subsidiaries are subject to uncertainties that are common in the securities industry. These uncertainties include:

•	the volatility of domestic and international financial, bond and stock markets;
•	extensive governmental regulation;
•	litigation;
•	intense competition;
•	substantial fluctuations in the volume and price level of securities; and
•	dependence on the solvency of various third parties.

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year.  In periods of low volume, profitability is impaired because certain expenses remain relatively fixed.  In the event of a market downturn, our business could be adversely affected in many ways.  Our revenues are likely to decline in such circumstances and, if it were unable to reduce expenses at the same pace, its profit margins would erode.

Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.

Our Broker Dealer Subsidiaries are subject to the SEC's net capital rule which requires the maintenance of minimum net capital.  National Securities, vFinance Investments, and EquityStation are each required to maintain $250,000, $250,000 and $100,000 in minimum net capital, respectively.  Due to their market maker status, National Securities and vFinance Investments are required to maintain a specified amount per security that they make a market in, based on the bid price of each stock.  This required amount can exceed the minimum net capital requirement, and in the case of vFinance Investments, the minimum Net Capital Requirement has been $1,000,000 (the limit) in recent years.  The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer.  Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities.  The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures.  FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital.  If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer.  Our Broker Dealer Subsidiaries may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.  In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited.  A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain its present levels of business, which could have a material adverse effect on our business.  In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which it may enter. We cannot predict its future capital needs or its ability to obtain additional financing.

Our business could be adversely affected by a breakdown in the financial markets.

As a securities broker-dealer, the business of each of our Broker Dealer Subsidiaries is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world.  Many factors or events could lead to a breakdown in the financial markets including war, terrorism, natural catastrophes and other types of disasters.  These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively.  If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues are likely to decline and our operations are likely to be adversely affected.

Our revenues may decline in adverse market or economic conditions.

Unfavorable financial or economic conditions may reduce the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting and other services.  Our investment banking revenues, in the form of financial advisory, placement agent and underwriting fees, are directly related to the number and size of the transactions in which it participates and would therefore be adversely affected by a sustained market downturn.  Additionally, a downturn in market conditions could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues it receives from commissions and spreads.  We must review customer relationships for impairment whenever events or circumstances indicate that impairment may be present, which may result in a material, non-cash write down of customer relationships.  A significant decrease in revenues or cash flows derived from acquired customer relationships could result in a material, non-cash write-down of customer relationships. Such impairment would have a material adverse impact on our results of operations and stockholders' equity.

Market fluctuations and volatility may reduce our revenues and profitability.

Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity.  Additionally, our profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments.  We act as a market maker in publicly traded common stocks.  In market making transactions, we undertake the risk of price changes or being unable to resell the common stock it holds or being unable to purchase the common stock it has sold.  These risks are heightened by the illiquidity of many of the common stocks we trade and/or make a market.  Any losses from our trading activities, including as a result of unauthorized trading by our employees, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We generally maintain trading and investment positions in the equity markets. To the extent that we own assets, i.e., have long positions, a downturn in those markets could result in losses from a decline in the value of such long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions in any of those markets, an upturn could expose it to potentially unlimited losses as it attempts to cover its short positions by acquiring assets in a rising market.

We may, from time to time, have a trading strategy consisting of holding a long position in one asset and a short position in another from which it expects to earn revenues based on changes in the relative value of the two assets. If, however, the relative value of the two assets changes in a direction or manner that we did not anticipate or against which we have not hedged, we might realize a loss in those paired positions. In addition, we maintain trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

Competition with other financial firms may have a negative effect on our business.

We compete directly with national and regional full-service broker-dealers and a broad range of other financial service firms, including banks and insurance companies.  Competition has increased as smaller securities firms have either ceased doing business or have been acquired by or merged into other firms.  Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing and other resources than the Company.  Many of these firms offer their customers more products and research than currently offered by us.  These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements.  We also face competition from companies offering discount and/or electronic brokerage services, including brokerage services provided over the Internet, which we are currently not offering and do not intend to offer in the foreseeable future.  These competitors may have lower costs or provide more services, and may offer their customers more favorable commissions, fees or other terms than those offered by the Company.  To the extent that issuers and purchasers of securities transact business without our assistance, our operating results could be adversely affected.

If we do not continue to develop and enhance our services in a timely manner, our business may be harmed.

Our future success will depend on our ability to develop and enhance our services and add new services.  We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant risks in the development of new or enhanced services, including the risks that we will be unable to:

•	effectively use new technologies;
•	adapt its services to emerging industry or regulatory standards; or
•	market new or enhanced services.

If we are unable to develop and introduce new or enhanced services quickly enough to respond to market or customer requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, our business could be seriously harmed.

We are currently subject to extensive securities regulation and the failure to comply with these regulations could subject us to penalties or sanctions.

The securities industry and our business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities.  We are also regulated by industry self-regulatory organizations, including FINRA, the MSRB and the NFA.  Our Broker Dealer Subsidiaries are registered broker-dealers with the SEC and member firms of FINRA.  Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees.  Changes in laws or regulations or in governmental policies could cause use to change the way we conducts our business, which could adversely affect the Company.

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

We rely on clearing brokers and unilateral termination of the agreements with these clearing brokers could disrupt our business.

Our Broker Dealer Subsidiaries are introducing brokerage firms, using third party clearing brokers to process its securities transactions and maintain customer accounts.  The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. We depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions.  In addition, by engaging the processing services of a clearing firm, we are exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws.  If the clearing agreements are unilaterally terminated for any reason, we would be forced to find alternative clearing firms without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change.  There can be no assurance that if there were a unilateral termination of its clearing agreement that we would be able to find an alternative clearing firm on acceptable terms to it or at all.

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

Many aspects of our business involve substantial risks of liability.  There is a risk of litigation and arbitration within the securities industry, including class action suits seeking substantial damages.  We are subject to potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty.  We may be liable for the unauthorized acts of its retail brokers if it fails to adequately supervise their conduct.  As an underwriter, we may be subject to substantial potential liability under federal and state law and court decisions, including liability for material misstatements and omissions in securities offerings.  We may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future.  We carry "Errors and Omissions" insurance to protect against arbitrations; however, the policy is limited in items and amounts covered and there can be no assurance that it will cover a particular complaint.  The adverse resolution of any legal proceedings involving us and/or our subsidiaries could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We face significant competition for registered representatives.

We are dependent upon the independent contractor model for its retail brokerage business.  A significant percentage of our retail registered representatives are independent contractors.  We are exposed to the risk that a large group of independent contractors could leave the firm or decide to affiliate with another firm and that it will be unable to recruit suitable replacements.  A loss of a large group of our independent contractors could have a material adverse impact on our ability to generate revenue in the retail brokerage business.

The precautions we take to prevent and detect employee misconduct may not be effective, and we could be exposed to unknown and unmanaged risks or losses.

We run the risk that employee misconduct could occur.  Misconduct by employees could include:

•	employees binding us to transactions that exceed authorized limits or present unacceptable risks to us;
•	employees hiding unauthorized or unsuccessful activities from us; or
•	the improper use of confidential information.

These types of misconduct could result in unknown and unmanaged risks or losses to us including regulatory sanctions and serious harm to our reputation.  The precautions we take to prevent and detect these activities may not be effective.  If employee misconduct does occur, our business operations could be materially adversely affected.

Internet and internal computer system failures or compromises of our systems or security could damage our reputation and harm our business.

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of its business is conducted through the Internet. We could experience system failures and degradations in the future.  We cannot assure you that we will be able to prevent an extended system failure if any of the following events occur:

•	human error;
•	subsystem, component, or software failure;
•	a power or telecommunications failure;
•	an earthquake, fire, or other natural disaster or act of God;
•	hacker attacks or other intentional acts of vandalism; or
•	terrorist acts or war.

Failure to adequately protect the integrity of our computer systems and safeguard the transmission of confidential information could harm our business.

The secure transmission of confidential information over public networks is a critical element of our operations.  We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet.  We do not believe that we have experienced any security breaches in the transmission of confidential information.  We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology or other algorithms used by our vendors and us to protect client transaction and other data.  Any compromise of our systems or security could harm our business.

Our success and ability to compete may depend in part on vFinance's intellectual property.

vFinance relies on copyright and trademark law, as well as confidentiality arrangements, to protect its intellectual property.  vFinance owns the following federally registered marks: vFinance, Inc.®, vFinance.com, Inc.®, AngelSearch®, Direct2Desk® and Hedge Fund Accelerator®. vFinance currently does not have any patents. The concepts and technologies vFinance uses may not be patentable. vFinance's competitors or others may adopt product or service names similar to "vFinance.com," thereby impeding vFinance's ability to build brand identity and possibly leading to client confusion.  vFinance's inability to adequately protect the name "vFinance.com" would seriously harm its business.  Policing unauthorized use of vFinance's intellectual property is made especially difficult by the global nature of the Internet and the inherent difficulty in controlling the ultimate destination or security of software or other data transmitted on it.

The laws of other countries may afford vFinance little or no effective protection for its intellectual property. vFinance cannot assure you that the steps it takes will prevent misappropriation of its intellectual property or that agreements entered into for that purpose will be enforceable.  In addition, litigation may be necessary in the future to:

•	enforce vFinance's intellectual property rights;
•	determine the validity and scope of the proprietary rights of others; or
•	defend against claims of infringement or invalidity.

Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm vFinance's business.

•	enforce vFinance's intellectual property rights;
•	determine the validity and scope of the proprietary rights of others; or
•	defend against claims of infringement or invalidity.

Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm vFinance's business.

The "National" brand may not achieve the broad recognition necessary to succeed.

We believe that broader recognition and positive perception of the "National" brand is essential to our future success.  Accordingly, we intend to continue to pursue an aggressive brand enhancement strategy, which will include multimedia advertising, promotional programs and public relations activities.  These initiatives will require significant expenditures.  If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues.  Successful positioning of our brand will depend in a large part on:

•	the success of our advertising and promotional efforts;
•	an increase in the number of users and page views of our subsidiaries’ website; and
•	the ability to continue to provide a website and services useful to our clients.

Risks Related to our Common Stock

Our common stock has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Our common stock is quoted on the OTC Bulletin Board.  Traditionally, the trading volume of the common stock has been limited. For example, for the 30 trading days ending on September 30, 2008, the average daily trading volume was approximately 8,400 shares per day and on certain days there was no trading activity.  During such 30-day period the closing price of the National common stock ranged from a high of $1.14 to a low of $0.70.  Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the per share price is subject to volatility and may continue to be subject to rapid price swings in the future.

The conversion or exercise of our outstanding convertible securities stock may result in dilution to our common stockholders.

Dilution of the per share value of our common shares could result from the conversion of most or all of the currently outstanding shares of our preferred stock and from the exercise of the currently outstanding convertible securities.

Preferred Stock - We currently have 37,550 shares of Series A preferred stock outstanding, which are convertible, in total, into 3,004,000 shares of common stock.

Warrants and Options - We currently have outstanding: warrants to purchase 1,979,374 shares of common stock at exercise prices ranging from $0.79 to $16.07 per share and options to purchase 7,037,640 shares of common stock at exercise prices ranging from $1.00 to $2.57 per share.

Convertible Notes - We currently have outstanding $6,000,000 principal amount of convertible promissory notes which are convertible into an aggregate of 3,375,000 shares of common stock at conversion prices of $1.60 or $2.00 per share.

The exercise of these warrants and options, and conversion of the Series A preferred shares and convertible notes, and the sale of the underlying common stock, or even the potential of such conversion or exercise and sale, may have a depressive effect on the market price of our securities and the exercise or conversion of such securities will cause dilution to our stockholders. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding convertible securities can be expected to convert or exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants. Dilution could create significant downward pressure on the trading price of our common stock if the conversion or exercise of these securities encouraged short sales. Even the mere perception of eventual sales of common shares issued on the conversion of these securities could lead to a decline in the trading price of our common stock.

The price of our common stock is volatile.

The price of our common stock has fluctuated substantially.  The market price of its common stock may be highly volatile as a result of factors specific to us and the securities markets in general.  Factors affecting volatility may include: variations in our annual or quarterly financial results or those of its competitors; economic conditions in general; and changes in applicable laws or regulations, or their judicial or administrative interpretations affecting us or our subsidiaries or the securities industry.  In addition, volatility of the market price of our common stock is further affected by its thinly traded nature.

We have restricted shares outstanding that may depress the price of our common stock.

As of September 30, 2008, of the 16,421,538 outstanding shares of our common stock, approximately 3,265,000 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the Securities Act.  Rule 144, as amended, provides that a person who is not affiliated with the Company holding restricted securities for six months may sell such shares without restriction.  A person who is affiliated with us and who has held restricted securities for six months may sell such shares in brokerage transactions, subject to limitations based on the number of shares outstanding and trading volume.  Such sales may have a depressive effect on the price of our common stock in the open market.

Our principal stockholders including its directors and officers control a large percentage of shares of our common stock and can significantly influence our corporate actions.

As of September 30, 2008, our executive officers, directors and/or entities that these individuals are affiliated with, owned approximately 22% of our outstanding common stock, including shares of common stock issuable upon conversion of our Series A preferred stock, and excluding stock options, warrants and convertible notes, or approximately 45% on a fully-diluted basis.  Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions

Because our common stock may be subject to "penny stock" rules, the market for our common stock may be limited.

If our common stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.  If at any time the common stock has a market price per share of less than $5.00, and we do not have net tangible assets of at least $2,000,000 or average revenue of at least $6,000,000 for the preceding three years, transactions in the common stock may be subject to the "penny stock" rules promulgated under the Exchange Act.  Under these rules, broker-dealers that recommend such securities to persons other than institutional accredited investors:

•	must make a special written suitability determination for the purchaser;
•	receive the purchaser's written agreement to a transaction prior to sale;
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

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.  As a result, the market price of our securities may be depressed, and stockholders may find it more difficult to sell our securities.

There are risks associated with our common stock trading on the OTC Bulletin Board rather than on a national exchange.

There may be significant consequences associated with our common stock trading on the OTC Bulletin Board rather than a national exchange.  The effects of not being able to list our common stock securities on a national exchange include:

•	limited release of the market price of our securities;
•	limited news coverage;
•	limited interest by investors in our securities;
•	volatility of our common stock price due to low trading volume;
•	increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
•	limited ability to issue additional securities or to secure additional financing.

Our board of directors can issue shares of "blank check" preferred stock without further action by our stockholders.

Our board of directors has the authority, without further action by our stockholders, to issue up to 200,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

•	dividend rights;
•	conversion rights;
•	voting rights, which may be greater or lesser than the voting rights of our common stock;
•	rights and terms of redemption;
•	liquidation preferences; and
•	sinking fund terms.

There are currently 50,000 shares of Series A preferred stock authorized, with 37,550 of such shares issued and outstanding.  The issuance of additional shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company. Other than the issuance of additional shares of our Series A preferred stock as in-kind dividends, we have no current plans to issue any additional preferred stock in the next twelve months, although the issuance of preferred stock may be necessary in order to raise additional capital.

We will be subject to new requirements that we evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act and other corporate governance initiatives that may expose certain risks.

For the year ended September 30, 2008, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules and regulations that require an annual management report on its internal controls over financial reporting, including, among other matters, management's assessment of the effectiveness of its internal control over financial reporting.  For the year ending September 30, 2010, an attestation report by our independent registered public accounting firm regarding our internal controls will also be required.

We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC.  Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if its auditors are unable to express an opinion on the effectiveness of its internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an a material adverse effect on our business.

Our compliance with the Sarbanes-Oxley Act may require significant expenses and management resources that would need to be diverted from our other operations and could require a restructuring of our internal controls over financial reporting.  Any such expenses, time reallocations or restructuring could have a material adverse effect on its operations.  The applicability of the Sarbanes-Oxley Act could make it more difficult and more expensive for us to obtain director and officer liability insurance, and also make it more difficult for us to attract and retain qualified individuals to serve on our boards of directors, or to serve as executive officers.

We do not expect to pay any dividends on our common stock in the foreseeable future.

We do not anticipate that it will pay any dividends to holders of our common stock in the foreseeable future. Other than dividends paid on its Series A preferred stock, we expect to retain all future earnings, if any, for investment in its business.  In addition, our Certificates of Designation setting forth the relative rights and preferences of its Series A preferred stock, as well as our outstanding convertible notes may limit our ability to pay dividends to the holders of our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company owns no real property.  Its corporate headquarters are shared with National Securities in leased space in New York, New York and Chicago, Illinois.  The Company leases office space in Boca Raton, Florida, and through its subsidiaries, the Company leases office space in Chicago, New York, Seattle, Washington and Tinton Falls, New Jersey.  Independent contractors individually lease the branch offices that are operated by those independent contractors.

Leases expire at various times through August 2014.  The Company believes the rent at each of its locations is reasonable based on current market rates and conditions.

The Company leases office space in the following locations.  The following chart provides information related to these lease obligations:

Office Location	Approximate Square Footage	Approximate Annual Lease Rental	Expiration Date

120 Broadway, New York, NY	30,699	$1,326,197	8/31/2013
875 N. Michigan Ave., Chicago, IL	1,868	63,512	12/31/2011
1001 Fourth Ave, Seattle, WA	16,421	511,308	6/30/2012
2424 N. Federal Highway, Boca Raton, FL	10,177	173,004	12/31/2013
4000 Rt. 66, Tinton Falls, NJ	3,798	96,852	9/30/2012
3010 N. Military Trail, Boca Raton, FL	18,390	666,930	2/28/2009
131 Gaither Drive, Mount Laurel, NJ	1,400	19,600	9/30/2009
1200 N. Federal Highway, Boca Raton FL	16,250	542,100	8/21/2014
330 Madison Ave New York City, NY	6,484	310,050	4/29/2011

We consider the facilities of our company and those of our subsidiaries to be reasonably insured and adequate for the foreseeable needs of our company and its subsidiaries.

Item 3. LEGAL PROCEEDINGS

In September 2006, the former chairman and chief executive officer of the Company, Steven A. Rothstein, commenced an arbitration against the current chairman and chief executive officer of the Company, Mark Goldwasser, in the matter Rothstein et al. vs. Goldwasser, FINRA No. 06-04000.  Rothstein alleged fraud and inequitable conduct relating to his attempts to sell his investment in the Company in calendar year 2001, and was seeking approximately $5,750,000 in damages.  On August 27, 2008, we received notification from FINRA that Rothstein’s claim had been dismissed.

In November 2007, Nupetco Associates, LLC filed a customer arbitration action (FINRA Case No. 07-03152) with FINRA, naming vFinance Investments as a co-respondent.  Nupetco alleged violations of various state and federal securities laws and sought compensatory damages of $508,787 against vFinance Investments in addition to costs, attorneys’ fees and punitive damages.  In response, vFinance Investments filed an answer and affirmative defenses and requested discovery from the  arbitration  claimant.  vFinance Investments, in cooperation with its insurance carrier has since agreed to settle this case.  The settlement documents are being finalized and the Company estimates its liability associated with this case at approximately $27,000.

In July 2005, the Securities and Exchange Commission contacted vFinance regarding an investigation into Lexington Resources, Inc.  On May 4, 2006 the Commission issued an Order Directing Investigation advising vFinance that the Division of Enforcement staff were investigating possible violations of Sections 5(a) and 5(c)of the Securities Act of 1933, Rule 10(b)5 of the Exchange Act, Section 17b of the Securities Act, Section 17(a) of the Exchange Act, Section 15(c)(l)(a) of the Exchange Act, Section 13(d) of the Exchange Act, and Section 16(a) of the Exchange Act from the period of November 2003 through May 4, 2006.  From July 2005 through and including March 2007, multiple document and information requests and responses to those requests were exchanged between the SEC staff and vFinance.  In total more than 5,000 pages of documents were produced to the SEC staff in both electronic and hard copy form.  On January 3, 2008, the SEC issued and Order Instituting Administrative Proceedings against vFinance Investments, Inc., Richard Campanella and a former registered representative.  The Order alleges that vFinance violated the federal securities laws by failing to preserve and produce customer correspondence of one of its registered representative.  The SEC also alleges that the registered representative repeatedly failed to produce records and deliberately deleted data from his hard drive relating to a matter under investigation by the SEC.  The SEC separately alleges that Campanella failed to respond promptly to the SEC's document requests, as required under Section 17(a) of the Exchange Act, and failed to address the registered representative’s non-compliance with the firm document retention policies.  The alleged violations were isolated occurrences related to this registered representative and were limited to the Flemington, New Jersey branch office.  The registered representative terminated his employment with vFinance on August 4, 2006, and has not been associated with vFinance since that date.  On November 7, 2008, a ruling in this matter was issued which found that vFinance willfully violated Section 17(a) of the Exchange Act and Rules 17a-4(b)(4) and 17a-4(j) thereunder, and that Campanella aided and abetted and caused vFinance's violations.  As a consequence, a Cease and Desist Order was issued against vFinance with a civil monetary penalty against vFinance in the amount of $100,000.00.  On November 17, 2008 vFinance filed a Motion to Correct Manifest Errors of Fact in the Initial Decision in an effort to correct possible errors in the ruling’s findings of fact.  The Judge denied the motion.   The Company may choose to file a Petition for Review of the decision by the Commission.

On March 4, 2008, vFinance received a customer arbitration action (FINRA Case No. 08-00472) from Claimants, Donald and Patricia Halfmann. As indicated under FINRA's Code of Arbitration Procedure, vFinance filed a responsive pleading.  The Halfmanns' Statement of Claim alleges that Jeff Lafferty, a former broker working for vFinance Investments, opened accounts for the Halfmanns and misappropriated approximately $110,000 of the Halfmanns' funds via check alteration and forgery while he was employed by vFinance as the Halfmanns' financial advisor. The Halfmanns also contend vFinance is liable for an additional $150,000 for investments made by the Halfmanns directly with Jeff Lafferty after their account transferred out of vFinance and after Lafferty's resignation from vFinance, with a form U-5 filed with NASD by vFinance on August 27, 2004. Finally, the Halfmanns' Statement of Claim requests punitive damages, costs and attorney's fees incurred for this action.  The Company is currently engaged in the discovery process with a final hearing scheduled in February 2009. While vFinance intends to vigorously defend against the allegations made in the Halfmanns' Statement of Claim, a prediction of the likely outcome cannot be made at this time.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking in the aggregate damages of approximately $3,400,000.  The Company believes such claims are substantially without merit, and estimates that its liability, primarily for attorney representation, will approximate $295,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business.  The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.

The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2008 and 2007, is $587,000 and $62,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.  The Company has included in “Professional fees” litigation and other FINRA related expenses of $1,820,000 and $1,444,000 for the fiscal years ended September 30, 2008 and 2007 respectively.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 30, 2008.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades under the symbol “NHLD” on the OTCBB.  Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices for the common stock as reported on the OTCBB for the period from October 1, 2006 to September 30, 2008.

Period	High	Low

October 1, 2006/December 31, 2006	$1.65	$1.10
January 1, 2007/March 31, 2007	$1.80	$1.40
April 1, 2007/June 30, 2007	$3.30	$1.56
July 1, 2007/September 30, 2007	$2.85	$1.85

Period	High	Low

October 1, 2007/December 31, 2007	$2.55	$1.42
January 1, 2008/March 31, 2008	$2.80	$1.96
April 1, 2008/June 30, 2008	$2.25	$1.50
July 1, 2008/September 30, 2008	$1.68	$0.70

The closing price of the common stock on December 26, 2008, as quoted on the OTCBB, was $0.30 per share.

Shareholders

As of September 30, 2008, the Company had approximately 1,000 shareholders, including those shareholders holding stock in street name and trust accounts.

Dividends

Delaware law authorizes the Company’s Board of Directors to declare and pay dividends with respect to the common stock either out of its surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless the Company’s capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets.  The Company’s ability to pay dividends in the future also may be restricted by its operating subsidiary's obligation to comply with the net capital requirements imposed on broker-dealers by the SEC and FINRA.  Prior to the issuance of the Series A and Series B preferred stock, no shareholder held preferential rights in liquidation.  We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future.

The holders of the Series A Convertible preferred stock are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.   In the years ended September 30, 2007, 2006 and 2005, the Company’s Board of Directors declared in-kind dividends in the aggregate of 2,537, 1,996 and 2,143 shares of Series A preferred stock, in payment of approximately $317,000, $300,000 and $322,000, respectively, for dividends accumulated through March 31 of each year.  No dividends have been declared subsequent to March 2007.  In March 2006, the Company’s shareholders approved an amendment to decrease the conversion price of the Series A preferred stock to $1.25 per share from $1.50 per share.  As of September 30, 2008 and 2007, the amount of accumulated dividends for the Company’s 37,550 issued and outstanding shares of Series A preferred stock was approximately $507,000 and $169,000, respectively.

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

Item 6. SELECTED FINANCIAL DATA

Set forth below is the historical financial data with respect to the Company for the fiscal years ended 2008, 2007, 2006, 2005 and 2004.  This information has been derived from, and should be read in conjunction with, the audited financial statements, which appear elsewhere in this report.  This information includes financial information of vFinance for only the fourth quarter of fiscal year 2008.  All information is expressed in thousands of dollars except for per share information.

	Fiscal Year
	2008	2007	2006	2005	2004
Net revenues	$82,143	$72,819	$58,727	$45,730	$62,460
Net income (loss)	(21,017)	1,372	595	(1,183)	566
Preferred stock dividends	(338)	(409)	(381)	(290)	(266)
Net income (loss) per common share
Basic	(2.02)	0.16	0.04	(0.29)	0.08
Diluted	(2.02)	0.13	0.04	(0.29)	0.07
Weighted average number of shares
used in computing income (loss)
per share
Basic	10,579,778	6,042,646	5,146,422	5,024,643	3,580,446
Diluted	10,579,778	9,669,531	5,278,299	5,024,643	4,106,742
Total assets	24,477	17,283	9,707	7,960	9,722
Total liabilities	19,156	10,461	6,864	7,030	7,793
Stockholders’ equity (deficit)	5,321	6,822	2,843	930	1,929
Cash dividends	-	82	46	-	-

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

The Company’s critical accounting policies are as follows:

Revenue Recognition - Customer security transactions and the related commission income and expense are recorded as of the trade date.  Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.  Customers who are financing their transaction on margin are charged interest.  The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, NFS, Penson and Legent.  The interest is billed on the customer’s average daily balance of the margin account.

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

The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers.  In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down.  The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission.  Mark-ups, mark-downs and commissions are generally priced competitively based on the services it provides to its customers.  In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by FINRA.

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

The Company assessed the classification of its derivative financial instruments as of September 30, 2008, which consist of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under EITF 00-19.

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

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2008 and 2007.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.  Options issued under the Company's option plans have characteristics that differ from traded options.  In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options

Results of Operations

The results of operations for fiscal year 2008 include the results of vFinance for only the fourth quarter of the fiscal year.

Fiscal Year 2008 Compared with Fiscal Year 2007

The Company’s fiscal year 2008 resulted in an increase in revenues, and a greater increase in expenses, compared with fiscal year 2007.  As a result, the Company reported a net loss of $21,017,000 compared with net income of $1,372,000 for the fiscal years 2008 and 2007, respectively.

	Fiscal Year		Increase (Decrease)
	2008	2007	Amount	Percent
Commissions	$50,128,000	$39,237,000	$10,891,000	28%
Net dealer inventory gains	16,810,000	15,729,000	1,081,000	7%
Investment banking	1,906,000	9,134,000	(7,228,000)	-79%
Interest and dividends	3,862,000	2,824,000	1,038,000	37%
Transfer fees and clearing services	5,529,000	4,075,000	1,454,000	36%
Other	3,908,000	1,820,000	2,088,000	115%
	$82,143,000	$72,819,000	$9,324,000	13%

Total revenues increased $9,324,000, or 13%, in fiscal year 2008 to $82,143,000 from $72,819,000 in fiscal year 2007.  The increase in revenues is due to higher commission revenue and net dealer inventory gains which consist of trading, market making and markup and mark downs, primarily resulting from the merger with vFinance, partially offset by a decline in investment banking revenues due to adverse market conditions. Commission revenue increased $1,081,000, or 7%, to $16,810,000 from $15,729,000 during fiscal year 2008 compared with fiscal year 2007.  Total net dealer inventory gains increased $1,081,000, or 7%, to $16,810,000 from $15,729,000 during fiscal year 2008 compared with fiscal year 2007.  The increase is primarily due to the merger with vFinance.

Investment banking revenue decreased $7,228,000, or 79%, to $1,906,000 from $9,134,000 in fiscal year 2008 compared with fiscal year 2007.  The decrease in investment banking revenues is attributable to the Company completing fewer and smaller investment banking transactions in fiscal year 2008 compared to fiscal year 2007 due to adverse market conditions and tightening credit.  Interest and dividend income increased $1,038,000, or 37%, to $3,862,000 from $2,824,000 in fiscal year 2008 compared with fiscal year 2007.  The increase in interest income is attributable to an increase in the amount of debit balances in customer accounts, an adjustment of the interest sharing agreement with one of the Company’s clearing firms and the merger with vFinance.  Transfer fees increased $1,454,000, or 36%, to $5,529,000 in fiscal year 2008 from $4,075,000 in fiscal year 2007.  The increase is primarily due to the higher trading volume experienced during the first quarter of fiscal year 2008 and the merger with vFinance

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees, and other investment income, increased $2,088,000, or 115%, to $3,908,000 from $1,820,000 during fiscal year 2008 compared to fiscal year 2007.  The increase is primarily due to having more fee based assets under management and the merger the merger with vFinance.

	Fiscal Year		Increase (Decrease)
	2008	2007	Amount	Percent
Commissions	$64,910,000	$52,271,000	$12,639,000	24%
Employee compensation	9,699,000	7,464,000	2,235,000	30%
Clearing fees	2,952,000	1,745,000	1,207,000	69%
Communications	1,632,000	1,719,000	(87,000)	-5%
Occupancy and equipment costs	3,844,000	2,996,000	848,000	28%
Professional fees	2,986,000	2,266,000	720,000	32%
Interest	680,000	531,000	149,000	28%
Taxes, licenses and registration	533,000	666,000	(133,000)	-20%
Other administrative expenses	2,925,000	1,789,000	1,136,000	63%
Intangible impairment	12,999,000	-	12,999,000	-
	$103,160,000	$71,447,000	$31,713,000	44%

In comparison with the 13% increase in total revenues, total expenses increased 44%, or $31,713,000, to $103,160,000 for fiscal year 2008 compared to $71,447,000 in fiscal year 2007.  The increase in total expenses is primarily the result of an intangible impairment of $12,999,000, greater commission expense directly associated with commission revenues and net dealer inventory gain, and increases in employee compensation and legal fees, and the merger with vFinance, partially offset by a decline in commission expense directly associated with investment banking.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $12,639,000, or 24%, to $64,910,000 in fiscal year 2008 from $52,271,000 in fiscal year 2007.  This increase is attributable to changes in the production of particular brokers, not all of who are paid at the same commission rate, an increase in the amortization of advances to registered representatives and the merger with vFinance.  Commission expense includes the amortization of advances to registered representatives of $1,448,000 and $1,406,000 for fiscal years 2008 and 2007, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $2,235,000, or 30%, to $9,699,000 in fiscal year 2008 from $7,464,000 in fiscal year 2007.  The increase is primarily attributable to employee salaries associated with the merger with vFinance and an increase in the amortization of the fair value associated with stock based compensation.  This was partially offset by the Company’s efforts to reduce unnecessary staff due to the duplication of resources post merger.  The amortization of stock based compensation is $ 564,000 and $171,000 for fiscal years 2008 and 2007, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 91% from 82% in fiscal years 2008 and 2007, respectively.

Clearing fees increased $1,207,000, or 69%, to $2,952,000 in fiscal year 2008 from $1,745,000 in fiscal year 2007.  The increase in clearing fees is attributable to the increase in commission revenue and net dealer inventory gains in fiscal year 2008 compared to fiscal year 2007, partially offset by the amortization of credits received from one of the Company’s clearing firms, and the merger with vFinance.  The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in fiscal year 2008.

Communication expenses decreased $87,000, or 5%, to $1,632,000 from $1,719,000 in fiscal year 2008 compared to fiscal year 2007.  The decrease is primarily due to the Company’s ability to acquire certain of these services at a lower price, partially offset by increases associated with the merger with vFinance.  Occupancy costs increased $848,000, or 28%, to $3,844,000 from $2,996,000 in fiscal year 2008 compared to fiscal year 2007.  The increase in occupancy expense is due to annual rent increases contained in the Company’s office leases, higher operating expenses, a new office lease and leases assumed in connection in the merger with vFinance.  Professional fees increased $720,000, or 32%, to $2,986,000 from $2,266,000 in fiscal year 2008 compared to fiscal year 2007.  The increase in professional fees is primarily a result of legal fees and costs incurred to defend and settle certain arbitrations and those incurred in connection with the merger with vFinance.

Interest expense increased $149,000, or 28%, to $680,000 from $531,000 in fiscal year 2008 compared to fiscal year 2007.  The increase in interest expense is attributable to new convertible notes issued in fiscal year 2008 partially offset by the acceleration of amortization on the Company’s convertible notes that were converted to common stock in fiscal year 2007.  Included in interest expense is the amortization of deferred financing costs of $274,000 and $291,000 for fiscal years 2008 and 2007, respectively.  Taxes, licenses and registration decreased $133,000, or 20%, to $533,000 from $666,000 in fiscal year 2008 compared fiscal year 2007.  The decrease in taxes, licenses and registration fees is due to lower registration fees paid on behalf of brokers in fiscal year 2008 compared to fiscal year 2007, partially offset by the acquisition of similar costs in connection with the merger with vFinance.  Other administrative expenses increased $1,136,000, or 63%, to $2,925,000 from $1,789,000 in fiscal year 2008 compared to fiscal year 2007.  The increase in other expenses is an increase in marketing and other promotional expenses in fiscal year 2008, recruiting costs associated with new registered representatives and the merger with vFinance.

The Company recorded an impairment charge related to the intangible asset acquired in the merger with vFinance, Inc. of $12,999,000 based on a calculation that determined that the adjusted carrying basis of its intangible assets was $2,950,000 at September 30, 2008.  The Company had not reported any impairment charge for the fiscal year ended September 30, 2007.

The Company reported a net loss of $21,017,000 in fiscal year 2008 compared to net income of $1,372,000 in fiscal year 2007.  The net loss attributable to common stockholders in fiscal year 2008 was $21,355,000, or $2.02 per common share, as compared net income attributable to common of $963,000, or diluted earnings of $.13 per common share in fiscal year 2007.  The net income attributable to common stockholders for fiscal years 2008 and 2007 reflects $338,000 and $409,000, respectively, of cumulative Preferred Stock dividends on the Company’s Preferred Stock.

Liquidity and Capital Resources

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At September 30, 2008, National Securities’ net capital exceeded the requirement by $443,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000, and at September 30, 2008 the firms had excess net capital of $524,000 and $263,000 respectively.

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

National Securities entered into a secured demand note collateral agreement with an employee of National Securities and a former Director of the Company to borrow securities that can be used by the Company for collateral agreements.  In February 2008, upon the maturity of the previously issued note, National Securities and the holder entered into a new $500,000 secured demand note collateral agreement with a maturity date of March 1, 2009.  The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share, with an expiration date of July 31, 2009.

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

The Company and the investors entered into a registration rights agreement, wherein the investors received unlimited piggyback registration rights and one demand registration right for the shares of common stock issuable upon exercise of the warrants.  The Company has agreed to file the registration statement within 90 days of such demand.  The Company has agreed to use commercially reasonable efforts to have the registration statement declared effective.  There are no penalties for failure to have the registration statement declared effective.  In October, 2008, the Company filed a registration statement that includes the securities covered by the warrants, but it has not yet been declared effective.

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

On March 31, 2008, the Company completed a financing transaction under which an investor made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share.  The promissory note matures in March 2012, is convertible into common stock at a price of $2.00 per share and has a stated interest rate of 10% per annum.  Under accounting guidance provided by EITF No 98-5 and EITF No. 00-27 the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument.  These amounts, totaling approximately $791,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

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

The Company and the investor entered into registration rights agreements, wherein the Company has agreed to file a registration statement for the shares of common stock issuable upon conversion of the note and exercise of the warrant within ninety (90) days of the effective date of the merger with vFinance, and to cause the registration statement to be declared effective within one hundred eighty (180) days of the effective date of such merger.  Should the Company fail to either file the registration statement or have it declared effective within such time limits then as liquidated damages the interest rate of the note shall increase 1% per annum for each month the applicable failure is not cured, up to a maximum of 15%.  The investments were made by an affiliate of St. Cloud, whose managing partner is Marshall S. Geller, a member of the Company's board of directors.  Robert W. Lautz, Jr., a Managing Director of St. Cloud, became a member of the board of directors of the Company concurrent with the closing of the June 2008 financing transaction.  The Company incurred legal fees and other costs related to these capital transactions of approximately $101,000 and $75,000, respectively that were capitalized and will be amortized to interest expense over the life of the promissory notes.  In October, 2008, the Company filed a registration statement that includes the securities covered by the convertible notes and warrants, but is has not yet been declared effective.

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005.  In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 general business credit that is being amortized over an eight year period ending November 2014, corresponding with the expiration date of the clearing agreement.  In the second quarter of fiscal year 2007, NFS provided National Securities a $250,000 clearing fee waiver that is being amortized over a two year period ending December 2008, corresponding with the time period that certain performance standards were to be achieved.  The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Penson, Legent and Fortis.  The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

As of September 30, 2008, advances to registered representatives increased $453,000 to $4,463,000 from $4,010,000 as of September 30, 2007.  This increase is attributable to advances made to registered representatives who became affiliated with National Securities during fiscal year 2008 and advances to registered representatives already affiliated with National Securities who agreed to renew their affiliation, offset in part by the amortization of advances in fiscal year 2008 and prior years.

In fiscal years 2008 and 2007, the Company received proceeds of approximately $17,000 and $1,324,000, respectively, from the exercise of outstanding employee stock options and warrants.

The Company has historically satisfied its capital needs with cash generated from operations or from financing activities.  The Company believes that it will have sufficient funds to maintain its current level of business activities during fiscal year 2009.  If market conditions should weaken, the Company would need to consider curtailing certain of its business activities, reducing its fixed overhead costs and/or seek additional sources of financing.

The following table shows the contractual obligations of the Company as of September 30, 2008:

	Notes	Secured
Fiscal Year Ending	Payable	Demand Note	Leases	Total
2009	$1,000,000	$500,000	$3,375,000	$4,875,000
2010	-	-	3,131,000	3,131,000
2011	-	-	3,019,000	3,019,000
2012	6,000,000	-	2,777,000	8,777,000
Thereafter	-	-	2,275,000	2,275,000
Less: Deferred debt discount	(1,472,000)	-	-	(1,472,000)
	$5,528,000	$500,000	$14,577,000	$20,605,000

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the provisions of SFAS 141(R) to have a material impact on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the provisions of FASB 161 to have a material impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the implementation of SFAS 157 will have a material impact on its results of operations or financial condition.  The FASB approved the issuance of FASB Staff Position of 157-2, which defers the effective date of SFAS 157 until Fiscal Years beginning after November 15, 2008 for non-financial assets and non-financial liabilities.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard addresses earnings volatility caused by existing accounting standards that require related financial assets and liabilities to be measured using different measurement attributes (such as historical cost and fair value). SFAS 159 is intended to improve financial reporting by giving all entities the option to recognize most financial assets and liabilities and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the first quarter of our fiscal 2009 beginning October 1, 2008. We do not expect SFAS 159 to have a material effect on our financial condition or results of operations.

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

The following table shows the market values of the Company's securities owned and securities sold, but not yet purchased as of September 30, 2008:

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Report.

		Securities sold, but
	Securities owned	not yet purchased
Corporate stocks	$454,000	$9,000
Corporate bonds	6,000	10,000
Municipal bonds	516,000	44,000
	$976,000	$63,000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended September 30, 2008.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) of the Securities Exchange Act of 1934.

The Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of September 30, 2008, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2008.

Management believes that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual report.

Changes in internal controls.  There were no significant changes in the Company’s internal controls over financial reporting identified with the evaluation thereof during the fiscal year ended September 30, 2008 or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such controls and procedures requiring corrective actions.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2008 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The other information required by this Item will be included in the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following financial statements are included in Part II, Item 8:

1.         Financial Statements
Independent Auditors' Reports
Consolidated Financial Statements
Statements of Financial Condition, September 30, 2008 and September 30, 2007
Statements of Operations for the Years ended September 30, 2008 and September 30, 2007
Statement of Changes in Stockholders' Equity for the Years ended September 30, 2008 and September 30, 2007
Statements of Cash Flows for the Years ended September 30, 2008 and September 30, 2007
Notes to Consolidated Financial Statements

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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 29, 2008	By:	/s/Mark Goldwasser
Mark Goldwasser
Chairman and Chief Executive Officer

Date: December 29, 2008	By:	/s/Alan B. Levin
Alan B. Levin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2008	By:	/s/Mark Goldwasser
Mark Goldwasser,
Chairman and Chief Executive Officer

Date: December 29, 2008	By:	/s/Leonard J. Sokolow
Leonard J. Sokolow
Vice Chairman and President

Date: December 29, 2008	By:	/s/Christopher C. Dewey
Christopher C. Dewey
Vice Chairman

Date: December 29, 2008	By:	/s/Marshall S. Geller
Marshall S. Geller, Director

Date: December 29, 2008	By:	/s/Robert W. Lautz, Jr.
Robert W. Lautz, Jr., Director

Date: December 29, 2008	By:	/s/Charles R. Modica
Charles R. Modica, Director

Date: December 29, 2008	By:	/s/Jorge A. Ortega
Jorge A. Ortega, Director

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of November 7, 2007 by and among National, vFinance, Inc. and vFin Acquisition Corporation, previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8 2007 and hereby incorporated by reference.

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated April 17, 2008 by and among National, vFinance, Inc. and vFin Acquisition Corporation, previously filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-4 in April 2008 and hereby incorporated by reference.

3.1	The Company's Certificate of Incorporation, as amended, previously filed as Exhibit 3.5. to Form 10-Q in May 2004 and hereby incorporated by reference.
3.2	The Company's Bylaws, as amended, previously filed as Exhibit 3.3 to Form 10-Q in February 2002, and hereby incorporated by reference.
3.3
Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock, as amended, previously filed as Exhibit 3.6 to Form 10-Q in May 2004 and hereby incorporated by reference.

3.4
Certificate of Designation of Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on January 11, 2006, previously filed as Exhibit 3.5 to Form 8-K in January 2006 and hereby incorporated by reference.

3.5
Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 15, 2006 filed as Exhibit 3.6 to Form 10-Q in May 2006 and hereby incorporated by reference.

3.6
Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed with the Secretary of State of the State of Delaware on March 15, 2006 filed as Exhibit 3.7 to Form 10-Q in May 2006 and hereby incorporated by reference.

3.7
Certificate of Amendment to the Certificate of Incorporation, previously filed as Exhibit 3.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, dated May 6, 2008 and hereby incorporated by reference.

4.1	Form of Warrant, previously filed as Exhibit 4.4 to Form 8-K in February 2007 and hereby incorporated by reference.
4.2	Form of 10% Promissory Note, previously filed as Exhibit 4.5 to Form 8-K in February 2007 and hereby incorporated by reference.
4.3	Form of Warrant, previously filed as Exhibit 4.6 to Form 8-K in April 2008 and hereby incorporated by reference.
4.4	Form of 10% Senior Subordinated Convertible Promissory Note, previously filed as Exhibit 4.7 to Form 8-K in April 2008 and hereby incorporated by reference.
4.5	Warrant, dated as of June 30, 2008, previously filed as Exhibit 4.8 to Form 8-K in July 2008 and hereby incorporated by reference.
4.6	10% Senior Subordinated Convertible Promissory Note dated June 30, 2008, previously filed as Exhibit 4.9 to Form 8-K in July 2008 and hereby incorporated by reference.
10.1	Office lease, Chicago, Illinois, previously filed as Exhibit 10.27 to Form 10-K in December 1996 and hereby incorporated by reference.
10.2	Amended office lease, Chicago, Illinois, previously filed as Exhibit 10.29 to Form 10-K in December 1996 and hereby incorporated by reference.
10.3	Office lease, Seattle, Washington previously filed as Exhibit 10.20 to Form 10-K in December 1999 and hereby incorporated by reference.
10.4 *	2001 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2001 and hereby incorporated by reference.

10.5	Audit committee charter, previously filed as Exhibit 10.22 to Form 10-Q in August 2000 and hereby incorporated by reference.
10.6
Registration Rights Agreement dated as of January 11, 2006 by and among Olympic Cascade Financial Corporation and the investors set forth therein filed as Exhibit 10.49 to Form 8-K in January 2006 and hereby incorporated by reference.

10.7
Securities Purchase Agreement, dated as of February 22, 2007 by and among National Holdings Corporation and the investors set forth therein filed as Exhibit 10.52 to Form 8-K in February 2007 and hereby incorporated by reference.

10.8
Registration Rights Agreement, dated as of February 22, 2007 by and among National Holdings Corporation and the investors set forth therein filed as Exhibit 10.53 to Form 8-K in February 2007 and hereby incorporated by reference.

10.9*	2006 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2006 and hereby incorporated by reference.
10.10*	2008 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2008 and hereby incorporated by reference.
10.11
Securities Purchase Agreement, dated as of March 31, 2008 by and among National Holdings Corporation and St. Cloud Capital Partners II, L.P., previously filed as Exhibit 10.31 to Form 8-K in April 2008 and hereby incorporated by reference.

10.12
Registration Rights Agreement, dated as of March 31, 2008 by and among National Holdings Corporation and St. Cloud Capital Partners II, L.P., previously filed as Exhibit 10.32 to Form 8-K in April 2008 and hereby incorporated by reference.

10.13
Agreement, dated April 16, 2008, by and between the Company and St. Cloud Capital Partners II, L.P, previously filed as Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed May 9, 2008 and hereby incorporated by reference.

10.14
Securities Purchase Agreement, dated as of June 30, 2008 by and between National Holdings Corporation and St. Cloud Capital Partners II, L.P., previously filed as Exhibit 10.34 to Form 8-K in July 2008 and hereby incorporated by reference.

10.15
Registration Rights Agreement, dated as of June 30, 2008 by and between National Holdings Corporation and St. Cloud Capital Partners II, L.P., previously filed as Exhibit 10.35 to Form -K in July 2008 and hereby incorporated by reference.

10.16*	Employment Agreement, dated as of July 1, 2008, by and between the Company and Mark Goldwasser, previously filed as Exhibit 10.36 to Form 8-K in July 2008 and hereby incorporated by reference.
10.17*	Employment Agreement, dated as of July 1, 2008, by and between the Company and Leonard J. Sokolow, previously filed as Exhibit 10.37 to Form 8-K in July 2008 and hereby incorporated by reference.
10.18*	Employment Agreement, dated as of July 1, 2008, by and between the Company and Alan B. Levin previously filed as Exhibit 10.38 to Form 8-K in July 2008 and hereby incorporated by reference.
10.19*	Option Agreement, dated as of July 1, 2008, by and between the Company and Mark Goldwasser, previously filed as Exhibit 10.39 to Form 8-K in July 2008 and hereby incorporated by reference.
10.20*	Option Agreement, dated as of July 1, 2008, by and between the Company and Leonard J. Sokolow previously filed as Exhibit 10.40 to Form 8-K in July 2008 and hereby incorporated by reference.
10.21
Voting Agreement, dated as of July 1, 2008, by and among the Company, Mark Goldwasser, Leonard J. Sokolow and Christopher C. Dewey previously filed as Exhibit 10.41 to Form 8-K in July 2008 and hereby incorporated by reference.

10.22	Termination Agreement, dated as of July 1, 2008, by and between vFinance, Inc. and Leonard J. Sokolow previously filed as Exhibit 10.42 to Form 8-K in July 2008 and hereby incorporated by reference.

14.	The Code of Ethics filed as Exhibit 14 to Form 10-K in December 2003 and hereby incorporated by reference.
16.1	Change in Certifying Accountant, previously filed in Form 8-K in September 2008 and hereby incorporated by reference.
21.	Subsidiaries of Registrant.
23.1	Consent of Sherb & Co., LLP.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Compensatory agreements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Holdings Corporation

We have audited the accompanying consolidated statements of financial condition of National Holdings Corporation and Subsidiaries (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and Subsidiaries as of September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 24, 2008

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	September 30,	September 30,
	2008	2007

Cash	$7,387,000	$4,957,000
Deposit with clearing organizations	1,210,000	402,000
Receivables from broker dealers and clearing organizations	3,691,000	4,739,000
Other receivables, net of allowance for uncollectible accounts of
$630,000 and $467,000 at September 30, 2008 and 2007, respectively	580,000	784,000
Advances to registered representatives	4,463,000	4,010,000
Securities owned
Marketable, at market value	976,000	1,191,000
Non-marketable, at fair value	48,000	-
Fixed assets, net	1,243,000	304,000
Secured demand note	500,000	500,000
Intangible assets, net	2,950,000	-
Other assets	1,429,000	396,000

Total Assets	$24,477,000	$17,283,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to broker delaers and clearing organizations	$730,000	$1,115,000
Securities sold, but not yet purchased, at market	63,000	77,000
Accounts payable, accrued expenses and other liabilities	12,335,000	7,907,000
Convertible notes payable, net of debt discount of $1,431,000
at September 30, 2008	4,569,000	-
Notes payable, net of debt discounts of $41,000 and $138,000
at September 30, 2008 and 2007, respectively	959,000	862,000
Total Liabilities	18,656,000	9,961,000

Subordinated borrowings	500,000	500,000

Stockholders' Equity
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares designated as Series A and 20,000 shares designated as Series B
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 37,550 shares issued and outstanding (liquidation preference: $3,755,000) at September 30, 2008 and September 30, 2007
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 and 10,000 shares issued and outstanding (liquidation preference:
preference: $0) at September 30, 2008 and September 30, 2007, respectively
Common stock, $.02 par value, 50,000,000 shares authorized;
16,421,538 and 8,602,628 shares issued and outstanding,
at September 30, 2008 and 2007, respectively	328,000	172,000
Additional paid-in capital	39,279,000	19,919,000
Accumulated deficit	(34,286,000)	(13,269,000)
Total Stockholders' Equity	5,321,000	6,822,000

Total Liabilities and Stockholders' Equity	$24,477,000	$17,283,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30, 2008	September 30, 2007

REVENUES
Commissions	$50,128,000	$39,237,000
Net dealer inventory gains	16,810,000	15,729,000
Investment banking	1,906,000	9,134,000

Total commission and fee revenues	68,844,000	64,100,000

Interest and dividends	3,862,000	2,824,000
Transfer fees and clearing services	5,529,000	4,075,000
Other	3,908,000	1,820,000

	82,143,000	72,819,000

EXPENSES
Commissions and fees	64,910,000	52,271,000
Employee compensation and related expenses	9,699,000	7,464,000
Clearing fees	2,952,000	1,745,000
Communications	1,632,000	1,719,000
Occupancy and equipment costs	3,844,000	2,996,000
Professional fees	2,986,000	2,266,000
Interest	680,000	531,000
Taxes, licenses, registration	533,000	666,000
Other administrative expenses	2,925,000	1,789,000
Intangible impairment	12,999,000	-

	103,160,000	71,447,000

Net income (loss)	(21,017,000)	1,372,000

Preferred stock dividends	(338,000)	(409,000)

Net income (loss) attributable to common stockholders	$(21,355,000)	$963,000

INCOME (LOSS) PER COMMON SHARE

Basic:
Net income (loss) attributable to common stockholders	$(2.02)	$0.16

Diluted:
Net income (loss) attributable to common stockholders	$(2.02)	$0.13

Weighted average number of shares outstanding:
Basic	10,579,778	6,042,646
Diluted	10,579,778	9,669,531

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2008 and SEPTEMBER 30, 2007

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, September 30, 2006	45,316	$-	5,223,968	$104,000	$16,956,000	$(14,217,000)	$2,843,000

Issuance of series A preferred stock dividends	2,537	-	-	-	317,000	(317,000)	-
Payment of series B preferred stock dividends	-	-	-	-	-	(107,000)	(107,000)
Exercise of warrants	-	-	976,674	19,000	1,291,000	-	1,310,000
Exercise of stock options	-	-	20,000	-	14,000	-	14,000
Conversion of series A preferred stock	(303)	-	24,240	1,000	(1,000)	-	-
Conversion of series B preferred stock	(10,000)	-	1,333,333	27,000	(27,000)	-	-
Conversion of notes	-	-	1,024,413	21,000	1,003,000	-	1,024,000
Warrants issued in connection with debt	-	-	-	-	194,000	-	194,000
Amortization of deferred compensation	-	-	-	-	172,000	-	172,000
Net income	-	-	-	-	-	1,372,000	1,372,000

BALANCE, September 30, 2007	37,550	-	8,602,628	172,000	19,919,000	(13,269,000)	6,822,000

Common stock issued in connection with merger	-	-	7,788,910	155,000	16,547,000	-	16,702,000
Exercise of stock options	-	-	30,000	1,000	16,000	-	17,000
Warrants issued in connection with debt	-	-	-	-	1,579,000	-	1,579,000
Amortization of deferred compensation	-	-	-	-	1,218,000	-	1,218,000
Net loss	-	-	-	-	-	(21,017,000)	(21,017,000)

BALANCE, September 30, 2008	37,550	$-	16,421,538	$328,000	$39,279,000	$(34,286,000)	$5,321,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,017,000)	$1,372,000
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Impairment of intangible asset	12,999,000	-
Depreciation and amortization	1,140,000	148,000
Amortization of note discount	245,000	292,000
Compensatory element of common stock option issuances	1,218,000	172,000
Provision for doubtful accounts	163,000	-
Changes in assets and liabilities
Deposits with clearing organizations	(2,000)	(102,000)
Receivables from broker-dealers, clearing organizations and others	1,770,000	(4,049,000)
Securities owned: marketable, at market value	299,000	(716,000)
Securities owned: non-marketable, at fair value	(2,000)	402,000
Other assets	(392,000)	(104,000)
Payables	(2,461,000)	4,987,000
Securities sold, but not yet purchased, at market	(15,000)	(85,000)
Net cash (used in) provided by operating activities	(6,055,000)	2,317,000

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received in merger	3,620,000	-
Purchase of fixed assets	(471,000)	(147,000)

Net cash provided by (used in) investing activities	3,149,000	(147,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible notes payable	6,000,000	-
Net proceeds from issuance of notes payable and warrants	-	1,000,000
Cash payment of deferred financing costs	(176,000)	(22,000)
Payment of notes payable	-	(850,000)
Dividends paid	-	(107,000)
Capitalized merger costs	(505,000)	-
Exercise of stock options	17,000	14,000
Exercise of warrants	-	1,311,000
Net cash provided by financing activities	5,336,000	1,346,000

NET INCREASE IN CASH	2,430,000	3,516,000

CASH BALANCE
Beginning of the year	4,957,000	1,441,000

End of the year	$7,387,000	$4,957,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$528,000	$555,000
Series B preferred stock dividends	$-	$107,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Warrants issued in connection with debt	$1,579,000	$194,000
Series A preferred stock dividends	$-	$327,000
Common stock issued to holders of convertible notes	$-	$1,024,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and SEPTEMBER 30, 2007

1.	ORGANIZATION

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, is a financial services organization, operating primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”) (collectively, the “Broker Dealer Subsidiaries”).  The Broker Dealer Subsidiaries conduct a national securities brokerage business through its main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.  On March 15, 2006, the Company changed its name from “Olympic Cascade Financial Corporation” to “National Holdings Corporation.”  On July 1, 2008, National consummated a merger with vFinance, Inc. (“vFinance”).

Through its Broker Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 45,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 3,500 micro and small cap stocks and provides liquidity in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  vFinance Investments is also a member of the National Futures Association ("NFA").

In July 1994, National Securities formed a wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM").  NAM is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.  In March 2008, all of the issued and outstanding stock of NAM was transferred from National Securities to National.

National formed a new wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”) in the third quarter of fiscal year 2006.  National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.  National Insurance finalized certain requisite state registrations during the second quarter of fiscal year 2007 and commenced business operations that have been de minimus.

vFinance Lending Services, Inc. (“vFinance Lending”), originally formed as a wholly owned subsidiary of vFinance, was established in May 2002.  It is a mortgage lender focused primarily on the commercial sector, providing bridge loans and commercial mortgages through its nationwide network of lenders. Its operations to date have been de minimus.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Principles of Consolidation - The consolidated financial statements include the accounts of National and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The acquired operations of vFinance have been included from the date of the merger (“July1, 2008”) though September 30, 2008.

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

c.
Revenue Recognition - The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it may or may not make a market, and charges commissions based on the services the Company provides to its customers.  In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down.  The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission.  Mark-ups, mark-downs and commissions are generally priced competitively based on the services it provides to its customers.  In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by FINRA.

Customer security transactions and the related commission income and expense are recorded on a trade date basis.  Customers who are financing their transaction on margin are charged interest.  The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC (“NFS”), Penson Financial Services, Inc. (“Penson”) and Legent Clearing LLC (“Legent”).  The interest is billed on the average daily balance of the margin account.

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

Net trading profits result from mark-ups and mark-downs in securities transactions entered into for the account of the Company.  Some of these transactions may involve the Company taking a position in securities that may expose the company to losses.  Net trading profits are recorded on a trade date basis.

Clearing and other brokerage income are fees charged to the broker on customer’s security transactions, and are recognized as of the trade date.

Other revenue consists primarily of investment advisory fees are account management fees for high net worth clients.  These fees are determined based on a percentage of the customers assets under management, are billed quarterly and recognized when collected.

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

h.
Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment at least once a year or earlier if circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, as prescribed by SFAS No. 144. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.

i.
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

The Company assessed the classification of its derivative financial instruments as of September 30, 2008, which consist of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under EITF 00-19.

j.
Convertible Instruments - The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19.

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133.  SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in EITF 00-19).

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

k.
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

	Years Ended
	September 30,	September 30,
	2008	2007
Numerator:
Net income (loss)	$(21,017,000)	$1,372,000
Preferred stock dividends	(338,000)	(409,000)
Numerator for basic earnings per share--net income (loss)
attributable to common stockholders - as reported	(21,355,000)	963,000
Effect of dilutive securities:
Series A preferred stock	-	327,000
Numerator for diluted earnings per share--net income (loss)
attributable to common stockholders - as adjusted	$(21,355,000)	$1,290,000

Denominator:
Denominator for basic earnings per share--weighted
average shares	10,579,778	6,042,646
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	3,004,000
Stock options	-	366,712
Warrants	-	256,173
Dilutive potential common shares	-	3,626,885
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	10,579,778	9,669,531

Net income (loss) available to common stockholders
Basic:	$(2.02)	$0.16

Diluted:	$(2.02)	$0.13

For the fiscal year ended September 30, 2008, 6,379,000 shares attributable to the outstanding Series A Preferred Stock and convertible notes were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

l.
Stock-Based Compensation - Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.”  This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance.  SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  During fiscal years 2008 and 2007, the Company granted 2,255,000 and 1,120,000 stock options, respectively, with a fair value of approximately $2,059,000 and $1,052,000, respectively.  A charge of $826,000 and $172,000 was recorded in fiscal years 2008 and 2007, respectively, relating to the amortization of the fair value associated with these grants.

As a result of the merger with vFinance, the Company issued 2,880,640 stock options in exchange for the outstanding vFinance stock options, and recorded a charge of $171,000 in fiscal year 2008 relating to the amortization of the fair value associated with these options.

In fiscal year 2007, the Company granted 50,000 shares of restricted stock with a fair value of $111,000. The fair value of the grant will be charged to the statement of operations over the four-year vesting period.  During the fiscal years ended September 30, 2008 and 2007 the Company recognized a charge of $28,000 and $5,000, respectively, for the amortization of this grant.

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2008 and 2007.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.  Options issued under the Company's option plans have characteristics that differ from traded options.  In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.  The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended
	September 30,	September 30,
	2008	2007
Assumptions:
Risk-free interest rate	1.47% - 2.19%	4.40%

Expected life, in years	3.0	3.0

Expected volatility	78% - 82%	75% - 86%

As of September 30, 2008, there was $2,339,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements.  The Company has experienced a historic forfeiture rate of approximately 38% on previously granted stock options and expects that future forfeitures will be consistent with this experience.

A summary of the status of the Company’s non-vested shares as of September 30, 2008, and changes during the fiscal year then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2007	900,000	$0.95

Issued in Merger with vFinance	1,660,024	0.90

Granted	1,755,000	0.92

Vested	(386,250)	0.92

Expired	(100,000)	0.84

Nonvested at September 30, 2008	3,828,774	$0.92

m.
Concentrations of Credit Risk - The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses.  Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions.  The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company.  The Company uses three clearing brokers for substantially all of its business.  The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account.  The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company.  The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients.  It is the Company’s policy to review, as necessary, the credit standing of its customers and counterparty.  Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable.  Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction and included in other receivables in the accompanying consolidated statements of financial condition, and/or (iii) charged as an expense in the accompanying consolidated statements of financial condition, based on the particular facts and circumstances.

The Company maintains cash with major financial institutions.   All interest bearing accounts are insured up to $250,000.  On October 14, 2008 the FDIC announced its temporary Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program. The transaction account guarantee applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.  As a result of this coverage the Company believes it is not exposed to any significant credit risks for cash.

n.
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

o.
Advances to Registered Representatives - Advances are given to certain registered representatives as an incentive for their affiliation with the Broker Dealer Subsidiaries.  The representative signs an independent contractor agreement with the Broker Dealer Subsidiaries for a specified term, typically a three-year period.  The advance is then amortized on a straight-line basis over the life of the brokers agreement with the Broker Dealer Subsidiaries, and is included in commissions expense in the accompanying consolidated statements of operations.  In the event a representative’s affiliation terminates prior to the fulfillment of their contract, the representative is required to repay the unamortized balance.

p.
Securities Owned - Marketable securities which consist of publicly traded unrestricted common stock and bonds are valued at the closing price on the valuation date.  Non-marketable securities which consist partly of restricted common stock and of non-tradable warrants exercisable into freely trading common stock of public companies are carried at fair value as determined in good faith by management.

q.	Other Assets - Other assets consist primarily of pre-paid expenses and lease deposits.

r.	Recently Issued Accounting Standards -

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations  (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the provisions of SFAS 141(R) to have a material impact on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the provisions of FASB 161 to have a material impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the implementation of SFAS 157 will have a material impact on its results of operations or financial condition.  The FASB approved the issuance of FASB Staff Position of 157-2, which defers the effective date of SFAS 157 until Fiscal Years beginning after November 15, 2008 for non-financial assets and non-financial liabilities.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard addresses earnings volatility caused by existing accounting standards that require related financial assets and liabilities to be measured using different measurement attributes (such as historical cost and fair value). SFAS 159 is intended to improve financial reporting by giving all entities the option to recognize most financial assets and liabilities and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the first quarter of our fiscal 2009 beginning October 1, 2008. We do not expect SFAS 159 to have a material effect on our financial condition or results of operations.

3.	CLEARING AGREEMENTS

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005.  In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 general business credit that is being amortized over an eight year period ending November 2014, corresponding with the expiration date of the clearing agreement.  In the second quarter of fiscal year 2007, NFS provided National Securities a $250,000 clearing fee waiver that is being amortized over a two year period ending December 2008, corresponding with the time period that certain performance standards were to be achieved.  The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Penson, Legent and Fortis.  The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

4.	BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At September 30, 2008 and 2007 the receivables of $3,691,000 and $4,739,000 respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At September 30, 2008 and 2007, the amounts payable to broker-dealers and clearing organizations of $730,000 and $1,115,000 respectively, represent amounts payable for inventory purchases on behalf of the Company and its customers.

5.	OTHER RECEIVABLES

An analysis of other receivables and the allowance for uncollectible accounts on such receivables, for the fiscal years ended September 30, 2007 and 2008 is as follows:

	Other		Net
	Receivables	Allowance	Receivables
Balance, September 30, 2006	$847,000	$(467,000)	$380,000
Additions	513,000	-	513,000
Collections	(109,000)	-	(109,000)
Provision	-	-	-
Balance, September 30, 2007	1,251,000	(467,000)	784,000
Additions	527,000	-	527,000
Collections	(568,000)	(163,000)	(731,000)
Provision	-	-	-
Balance, September 30, 2008	$1,210,000	$(630,000)	$580,000

6.	ADVANCES TO REGISTERED REPRESENTATIVES

An analysis of advances to registered representatives for the fiscal years ended September 30, 2007 and 2008 is as follows:

Balance, September 30, 2006	$1,556,000
Advances	3,860,000
Amortization of advances	(1,406,000)
Balance, September 30, 2007	4,010,000
Advances	1,784,000
Amortization of advances	(1,331,000)
Balance, September 30, 2008	$4,463,000

The unamortized advances outstanding at September 30, 2008 and 2007 attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation were $84,000 and $134,000 respectively.

7.	SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET - MARKETABLE

The following table shows the market values of the Company's securities owned and securities sold, but not yet purchased as of September 30, 2008 and 2007, respectively:

	September 30, 2008		September 30, 2007
		Securities		Securities
	Securities	sold, but not	Securities	sold, but not
	owned	yet purchased	owned	yet purchased
Corporate stocks	$454,000	$9,000	$972,000	$-
Corporate bonds	6,000	10,000	-	-
Municpal bonds	516,000	44,000	219,000	77,000
	$976,000	$63,000	$1,191,000	$77,000

Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices.  The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected in the consolidated statements of financial condition.

Securities owned, non-marketable, which consist of restricted common stock that is not readily traded and warrants to purchase common stock, totaled $48,000 and $0 as of September 30, 2008 and 2007, respectively.

8.	FIXED ASSETS

Fixed assets as of September 30, 2008 and 2007, respectively, consist of the following:

	September 30, 2008	September 30, 2007	Estimated Useful Lives
Office machines	$1,027,000	$138,000	5 years
Furniture and fixtures	311,000	186,000	5 years
Telephone system	61,000	34,000	5 years
Electronic equipment	957,000	699,000	5 years
Leasehold improvements	544,000	280,000	Lesser of useful life or term of lease
Capital Leases (Primarily composed of Computer Equipment)	1,481,000	-	5 years
	4,381,000	1,337,000
Less accumulated depreciation	(3,138,000)	(1,033,000)
Fixed assets - net	$1,243,000	$304,000

Depreciation and amortization expense for the years ended September 30, 2008 and 2007 was $1,140,000 and $148,000 respectively.

9.	ACQUISITIONS

Pursuant to the Merger Agreement, upon the closing of the Merger which occurred at 12:01 a.m. July 1, 2008 (the "Effective Date"), each share of vFinance common stock outstanding immediately prior to the closing of the Merger were automatically converted into the right to receive 0.14 shares of our common stock, rounded up to the nearest whole share.

Each option or warrant to purchase shares of vFinance common stock outstanding upon the Effective Date were converted into options or warrants, as the case may be, to acquire the number of shares of our common stock determined by multiplying (i) the number of shares of vFinance common stock underlying each outstanding stock option or warrant immediately prior to the effective time of the Merger by (ii) 0.14, at a price per share of our common stock equal to (a) the exercise price per share of each stock option or warrant otherwise purchasable pursuant to the stock option or warrant divided by (b) 0.14.

On the Effective Date, our board of directors consisted of Mark Goldwasser (Chairman of the Board), Leonard J. Sokolow (Vice Chairman of the Board), Christopher C. Dewey (Vice Chairman of the Board), Marshall S. Geller, Robert W. Lautz, Jr., Charles R. Modica and Jorge A. Ortega.  Messrs. Geller, Lautz, Modica and Ortega are independent directors.

Pursuant to the Merger Agreement, Mr. Goldwasser, our Chairman of the board of directors, Mr. Dewey, a Vice Chairman of our board of directors, and Mr. Sokolow, the Chairman and Chief Executive Officer of vFinance (and now a Vice Chairman of our board of directors and our President), entered into an agreement (the "Director Voting Agreement") on the Effective Date to vote their shares of our common stock for the election of each other and up to three designees of Mr. Goldwasser and up to three designees of Mr. Sokolow until the earlier to occur of: (i) the Company’s merger, consolidation or reorganization whereby the holders of our voting stock own less than 50% of the voting power of the Company after such transaction, (ii) by mutual consent of the parties thereto, (iii) the date that Messrs. Goldwasser, Sokolow and Dewey own in the aggregate less than one percent of our outstanding voting securities, (iv) upon the fifth anniversary of the Director Voting Agreement or (v) upon listing of our common stock on AMEX, the NASDAQ Capital Market or the NASDAQ Global Market.

On the Effective Date, Mr. Sokolow's employment as Chairman and Chief Executive Officer of vFinance and his employment agreement with vFinance dated November 16, 2004, as amended, was terminated and vFinance’s principal office was relocated to New York City, New York. Accordingly, pursuant to the terms of Mr. Sokolow's former employment agreement with vFinance, Mr. Sokolow received a lump sum cash payment of $1,150,000 as of the Effective Date. On the Effective Date, vFinance entered into an employment termination agreement ("Termination Agreement") with Mr. Sokolow.

Notwithstanding the fact that Mr. Sokolow’s stock options to purchase shares of vFinance common stock that had not vested as of the Effective Date would have vested pursuant to his former employment agreement with vFinance, Mr. Sokolow agreed to waive such accelerated vesting. However, if: (i) Mr. Sokolow's employment is terminated by us with cause or (ii) Mr. Sokolow voluntarily resigns his employment with us, all stock options Mr. Sokolow received in exchange for his stock options pursuant to the terms of the Merger Agreement will become 100% vested and will remain exercisable by Mr. Sokolow or his beneficiaries for a period of nine months from the date of such event; provided, however, such period of nine months will not exceed the earlier of (a) the latest date upon which such options could have expired by the original terms under the circumstances or (b) the tenth anniversary of the original date of the grant of the options.

Pursuant to the terms of the Termination Agreement, if any payments made to Mr. Sokolow, including the acceleration of the vesting of his National stock options, will be subject to the tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, vFinance agreed to pay Mr. Sokolow an additional amount such that the net amount retained by him, after deduction of any tax on such payment, will equal the payments received by Mr. Sokolow under the Termination Agreement.

On the Effective Date, Messrs. Goldwasser and Sokolow each entered into substantially identical five-year employment agreements with us, pursuant to which Mr. Goldwasser is employed by us as Chairman and Chief Executive Officer and Mr. Sokolow is employed by us as Vice Chairman and President. Under the terms of the employment agreements, Messrs. Goldwasser and Sokolow will each receive an annual base salary of $450,000, which will increase 5% per year, and a non-accountable automobile expense allowance of $1,000 per month. In addition, each of them will be entitled to receive on a fiscal year basis a cash bonus determined in the discretion of our Compensation Committee of not less than: (i) $225,000, (ii) 5% of our fiscal year consolidated net income in excess of $4.5 million, up to 100% of the difference between their then current base salaries and $225,000 and (iii) such additional bonuses as the board of directors may determine based upon the Board's assessment of their performance in the following areas: revenue growth, new business development, investor relations, communications with the board of directors, and special projects as assigned by the board of directors.

Each employment agreement terminates upon the earliest to occur of: (i) the death of the employee; (ii) a termination by National by reason of the disability of the employee; (iii) a termination by National with or without cause; (iv) a termination by the employee with or without good reason; (v) upon a "Change in Control" (as defined in the employment agreements); or (vi) the non-renewal of the agreement. Upon the termination due to the death or disability of the employee, by National without cause, by the employee with good reason, (upon a "Change of Control") or upon the expiration of the employment agreement if National or the employee refuses to extend the term of the employment agreement, the employee will be entitled to: (i) any accrued but unpaid salary or bonus or unreimbursed expenses; (ii) any bonus payable for the portion of the fiscal year during which the termination occurs; (iii) 100% of the employee's base salary (150% in the event of termination by National without cause or by the employee with good reason); (iv) the continuation of health benefits until the earlier of (a) 18 months after termination and (b) the date the employee accepts other employment; and (v) all unvested options granted pursuant to the employment agreements will become immediately vested and be exercisable for a period of nine months.

Pursuant to each employment agreement, on the Effective Date, each of Messrs. Goldwasser and Sokolow were granted non-qualified stock options to purchase 1,000,000 shares of National's common stock at an exercise price of $1.64 per share, which was equal to the average of the 10-day closing market price of National's common stock prior to the Effective Date. The options vested 25% upon the date of grant and become exercisable as to 25% of the shares underlying the options on the second, third and fourth anniversaries of the date of grant. The options expire seven years from the effective date of the Merger.

In accordance with the terms of the Merger Agreement, on the Effective Date, Alan B. Levin, the Chief Financial Officer of vFinance, entered into a one-year employment agreement with us, pursuant to which he is employed as the Chief Financial Officer of the Company. Under the terms of the agreement, Mr. Levin will receive an annual base salary of $180,000. In addition, he will be entitled to receive an annual cash bonus determined in the discretion of the Compensation Committee of the board of directors of National based upon its assessment by the President of National of Mr. Levin's performance in the following areas: revenue, net income and revenue growth, new business development, investor relations, communications with the board of directors, and other factors including, without limitation, special projects as assigned by the Chief Executive Officer or the board of directors of National.

The following table summarizes the Company’s computation in determining the intangible asset acquired in the merger:

Purchase price	$17,598,000
Fair value of liabilities assumed	6,506,000
24,104,000

Less fair value of assets aquired	7,316,000
Intangible assets acquired	$16,788,000

The Company attributed the entire intangible asset to customer lists which will be amortized over a five year life (See Note 10).

The following table represents the operational performance as if the two entities were merged as of October 1, 2007 and operating as one company for an entire fiscal year:

For the Fiscal Year Ended September 30, 2008 (unaudited)

			Proforma
	National	vFinance	Adjustments	Total
REVENUES
Commissions	$44,471,000	$26,109,000	$-	$70,580,000
Net dealer inventory gains	13,259,000	12,330,000	-	25,589,000
Investment banking	1,718,000	4,660,000	-	6,378,000
Total commission and fee revenues	59,448,000	43,099,000	-	102,547,000

Interest and dividends	3,722,000	568,000	-	4,290,000
Transfer fees and clearing services	4,474,000	4,727,000	-	9,201,000
Other	3,738,000	1,313,000	-	5,051,000
TOTAL REVENUES	71,382,000	49,707,000	-	121,089,000

EXPENSES
Commissions and fees	57,164,000	35,542,000	-	92,706,000
Employee compensation and related expenses	8,691,000	6,351,000	-	15,042,000
Clearing fees	2,297,000	2,811,000	-	5,108,000
Communications	1,176,000	1,820,000	-	2,996,000
Occupancy and equipment costs	3,294,000	1,972,000	-	5,266,000
Professional fees	2,533,000	1,672,000	-	4,205,000
Interest	662,000	86,000	-	748,000
Taxes, licenses, registration	436,000	352,000	-	788,000
Other administrative expenses	1,915,000	4,564,000	-	6,479,000
	78,168,000	55,170,000	-	133,338,000

Net loss	(6,786,000)	(5,463,000)	-	(12,249,000)

Preferred stock dividends	(338,000)	-	-	(338,000)

Net loss attributable to common stockholders	$(7,124,000)	$(5,463,000)	$-	$(12,587,000)

LOSS PER COMMON SHARE
Basic:
Net loss attributable to common stockholders	$(0.67)			$(1.19)
Diluted:
Net loss attributable to common stockholders	$(0.67)			$(1.19)
Weighted average number of shares outstanding:
Basic	10,579,778			10,579,778
Diluted	10,579,778			10,579,778

The impairment of the intangible asset of $12,999,000 has been excluded from the above Pro Forma information.  If it had been included our net loss would have been $25,586,000 and our loss per basic and diluted would have been ($2.42).

The following table shows the actual calculation of tangible assets acquired and the total percentage of ownership in the vFinance Inc.

June 30, 2008
Total tangible assets acquired
Cash	$4,426,000
Deposits with clearing organizations	991,000
Other receviables, Net of allowance for non-collectable	135,000
Advances to registered representatives	8,000
Securities owned
Marketable, at market value	75,000
Not readily marketable, at estimated market value	56,000
Fixed assets, net of accumulated depreciation	768,000
Other assets	857,000

Total tangible assets	$7,316,000

Total liabilities acquired
Payable to Broker-Dealers and Clearing Organizations	$239,000
Securitie sold, but not yet purchased, at market	1,000
Accounts payable, accrued expenses and other liabilities	5,785,000
Capital lease obligations	481,000
Total liabilities	$6,506,000

Net tangible assets acquired	$810,000

% Acquired	100%

10.	INTANGIBLE ASSETS

The markets in which the Company operates have recently been adversely affected by significant declines in the volume of securities transactions and in significant fluctuations in market liquidity together with existing and anticipated unfavorable financial and economic conditions.  Since late September 2008, the following events have occurred:

•	Lehman Brothers filed for bankruptcy protection;
•	American International Group receives a loan of $85 billion from a the Federal Reserve;
•	Washington Mutual’s banking assets were sold to JP Morgan;
•	The Emergency Economic Stabilization Act which created a $700 billion Troubled Assets Relief Program was signed into law (“TARP”);
•	Central banks from large industrialized countries coordinate their efforts to aid the world economy;
•	The TARP has been used for different purposes than originally intended to accommodate shifting currents in the US economy
•
The Federal Reserve Bank has set two new precedents by first, lowering the Federal Funds Rate to its lowest level ever of between 0% and .25% and second, modifying the structure of this instrument to one of a variable nature.

•	The major US stock indexes have declined between 25.1% and 43.1% since July 1, 2008.

The aforementioned economic events have caused a significant decline in the assets under management of our customers, including the customers of vFinance.  Additionally, the Company believes that such economic events triggered a large number of those customers to reconsider several aspects of their investment philosophy, strategy, and execution.  Accordingly, we believe that this may result in lower revenues and net cash flows than we initially anticipated at the time of the acquisition of vFinance.  This leads the Company to believe that the carrying amount of the intangible assets resulting from this acquisition may not be recovered.

During December 2008, the Company estimates the future cash flows expected to result from the use of the intangible assets resulting from merger with vFinance.  The Company determined that such future cash flows did not exceed the carrying value of the intangible asset as of September 30, 2008.  The Company believes that the intangible assets, which consist substantially of customer relationships, will be held and used.

To determine the fair value of the intangible assets, the Company used the guidance provided by SFAS 157 Fair Value Measurements.   SFAS 157 provides a fair value hierarchy which gives priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  There is no active market for assets identical to the Company’s acquired customer relationships nor has the Company been able to identify, as defined.  Additionally, the Company was unable to identify the following Level 2 inputs:  1) quoted prices for similar assets in active markets, 2) quoted prices for similar or identical assets in markets that are not active, or 3) inputs other than quoted prices that are observable for the asset.  Accordingly, the Company used mostly unobservable inputs, consisting of estimated future net cash flows generated specifically from the acquired customer relationships.  However, the Company did use certain Level 1 and 2 inputs to substantiate certain assumptions that helped determine the discount rate it used in deriving the fair value of the intangible assets.

Based on this method, the Company determined that the adjusted carrying basis of its intangible assets resulting from its merger with vFinance amounts to $2,950,000 at September 30, 2008.  The difference between the adjusted carrying basis and its unamortized carrying basis amounts to $12,999,000 and has been recorded as an operating expense of the Company in the accompanying financial statements.  The remaining intangible asset will be amortized over the balance of the assets original life for 4.75 years.

The following table demonstrates the amortization management expects to be taken in future years:

Fiscal Year Ending

2009	$621,000
2010	621,000
2011	621,000
2012	621,000
2013	466,000
$2,950,000

11.	OTHER ASSETS

Other assets as of September 30, 2008 and 2007 respectively, consist of the following:

	September 30, 2008	September 30, 2007
Pre-paid expenses	$728,000	$292,000
Deposits	352,000	38,000
Investments in unaffiliated entity	162,000	-
Deferred financing costs	163,000	16,000
Other	24,000	50,000
Total	$1,429,000	$396,000

12.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of September 30, 2008 and 2007 respectively, consist of the following:

	September 30, 2008	September 30, 2007
Commissions payable	$6,537,000	$5,128,000
Deferred clearing fee credits	578,000	828,000
Telecommunications vendors payable	209,000	366,000
Legal payable	646,000	84,000
Deferred rent payable	313,000	133,000
Accrued compensation	679,000	-
Commission payable - Triparty clearing	359,000	-
Capital lease liability	613,000	-
Other vendors	2,401,000	1,368,000
Total	$12,335,000	$7,907,000

13.	CONVERTIBLE NOTES PAYABLE

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

On March 31, 2008, the Company completed a financing transaction under which an investor made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share.  The promissory note matures in March 2012, is convertible into common stock at a price of $2.00 per share and has a stated interest rate of 10% per annum.  Under accounting guidance provided by EITF No 98-5 and EITF No. 00-27 the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument.  These amounts, totaling approximately $791,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

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

The following table summarizes convertible notes payable at September 30, 2008.

September 30,
2008
10% convertible notes payable	$6,000,000
Less: Deferred debt discount	(1,431,000)

$4,569,000

The Company incurred interest expense related to its convertible notes of $391,000 and $262,000 for the fiscal years ended September 30, 2008 and 2007, respectively.

14.	NOTES PAYABLE

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

The following table summarizes notes payable at September 30, 2008 and 2007, respectively:

	September 30,	September 30,
	2008	2007
10% promissory notes payable	$1,000,000	$1,000,000
Less: Deferred debt discount	(41,000)	(138,000)

	$959,000	$862,000

The notes outstanding on September 30, 2008 mature in fiscal year 2009.  The Company incurred interest expense related to its notes of $208,000 and $173,000 for the fiscal years ended September 30, 2008 and 2007, respectively.

15.	SECURED DEMAND NOTE / SUBORDINATED BORROWINGS

Subordinated borrowings represent a secured demand note that was entered into by National Securities, a registered broker-dealer.  The secured demand note was entered into in accordance with the form prescribed by the FINRA, and it is accounted for in accordance with broker-dealer accounting SEC rule 15c3-1d.  Accordingly, our balance sheet includes both an asset (“Secured demand note”) and the corresponding liability (“Subordinated borrowings”) in an identical amount.  The secured demand note is available to compute net capital under SEC rule 15c3-1.  The borrowings are subordinated to the claims of present and future creditors of the Company and cannot be repaid where such repayment will cause the Company to fail to meet its minimum net capital requirements in accordance with SEC rule 15c3-1.

National Securities entered into a secured demand note collateral agreement with an employee of National Securities and a former Director of the Company, to borrow securities that can be used by the Company for collateral agreements.  These securities have been pledged through an unrelated broker-dealer, and have a borrowing value totaling $500,000.  This note bears interest at 5% per annum with interest paid monthly.  In February 2008, upon the maturity of the previously issued note, National Securities and the holder entered into a new $500,000 secured demand note collateral agreement with a maturity date of March 1, 2009.  Certain of the securities, totaling $168,000, have been pledged as collateral for security deposits for office leases under two letters of credit.  No amounts have been drawn on either of these letters of credit.  The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share, with an expiration date of July 31, 2009.

16.	INCOME TAXES

The income tax provision (benefit) consists of:

Years Ended
	September 30, 2008	September 30, 2007
Federal income tax provision (benefit)	$-	$-
State income tax provision (benefit)	-	-
Change in valuation allowance	-	-
	$-	$-

The primary difference between income tax expense at the federal statutory rate and actual tax expense is due to the utilization of net operating loss carryovers. The Company did not record a provision for income taxes due to the utilization of net operating losses.

The income tax provision (benefit) related to income (loss) from continuing operations before income taxes and extraordinary items vary from the federal statutory rate as follows:

	Years Ended
	September 30, 2008	September 30, 2007
Statutory federal rate	35.0%	35.0%
State income taxes net of federal income tax benefit	5.2	5.2
Losses for which no bnefit is provided-Amortization and impairment of intangible	(26.5)	-
Change in valuation allowance	(13.7)	(40.2)
	0.0%	0.0%

Significant components of the Company’s deferred tax assets that are included in other assets in the accompanying financial statements are as follows:

	September 30, 2008	September 30, 2007
Deferred tax assets:
Net operating loss carryforwards	$13,000,000	$3,781,000
Reserves for uncollectible receivables	187,000	150,000
Accrued but unpaid bonuses	189,000	-
Other temporary differences	61,000	129,000
Total deferred tax assets	13,437,000	4,060,000
Deferred tax liability:
Other temporary differences	-	(2,000)
Deferred tax asset	13,437,000	4,058,000
Valuation allowance	(13,437,000)	(4,058,000)
Net deferred tax asset	$-	$-

At September 30, 2008, the Company had available net operating loss carryovers of approximately $32.5 million that may be applied against future taxable income and expires at various dates through 2028, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.  The valuation allowance for the deferred tax asset increased $9.4 million and decreased $431,000 during the fiscal years ended September 30, 2008 and 2007 respectively.  The net change in the valuation allowance is due principally to the net operating loss carryovers, reserve for uncollectible accounts and other temporary differences.

The Company acquired vFinance, Inc. and subsidiaries during fiscal year ended September 30, 2008 and increased its consolidated tax net operating loss carryforwards by approximately $14.6 million from vFinance pre-acquisition net operating losses.  However, pursuant to IRC Section 382, the amount of taxable income that can be offset by these pre-acquisition net operating losses of both the Company and vFinance, Inc is limited due to the ownership change that occurred during the year.  The deferred tax asset derived from these tax loss carryforwards have been included in consolidated deferred tax assets- net operating loss carryforwards, and a full valuation allowance has been established since it is not more likely than not that such benefits will be recovered.

17.	COMMITMENTS

Leases - As of September 30, 2008, the Company leases office space and equipment in various states expiring at various dates through August 2014, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending

2009	$3,375,000
2010	3,131,000
2011	3,019,000
2012	2,777,000
Thereafter	2,275,000
$14,577,000

The totals amount of rent payable under the leases is recognized on a straight line basis over the term of the leases.  As of September 30, 2008 and September 30, 2007, the Company has recognized deferred rent payable of $313,000 and $133,000, respectively (See Note 12). Rental expense under all operating leases for the years ended September 30, 2008 and September 30, 2007 was $ 2,356,000 and $1,781,000 respectively.

18.	CONTINGENCIES

In September 2006, the former chairman and chief executive officer of the Company, Steven A. Rothstein, commenced an arbitration against the current chairman and chief executive officer of the Company, Mark Goldwasser, in the matter Rothstein et al. vs. Goldwasser, FINRA No. 06-04000.  Rothstein alleged fraud and inequitable conduct relating to his attempts to sell his investment in the Company in calendar year 2001, and was seeking approximately $5,750,000 in damages.  On August 27, 2008, we received notification from FINRA that Rothstein’s claim had been dismissed.

In November 2007, Nupetco Associates, LLC filed a customer arbitration action (FINRA Case No. 07-03152) with FINRA, naming vFinance Investments as a co-respondent.  Nupetco alleged violations of various state and federal securities laws and sought compensatory damages of $508,787 against vFinance Investments in addition to costs, attorneys’ fees and punitive damages.  In response, vFinance Investments filed an answer and affirmative defenses and requested  discovery from the  arbitration  claimant.  vFinance Investments, in cooperation with its insurance carrier has since agreed to settle this case.  The settlement documents are being finalized and the Company estimates its liability associated with this case at approximately $27,000.

In July 2005, the Securities and Exchange Commission contacted vFinance regarding an investigation into Lexington Resources, Inc.  On May 4, 2006 the Commission issued an Order Directing Investigation advising vFinance that the Division of Enforcement staff were investigating possible violations of Sections 5(a) and 5(c)of the Securities Act of 1933, Rule 10(b)5 of the Exchange Act, Section 17b of the Securities Act, Section 17(a) of the Exchange Act, Section 15(c)(l)(a) of the Exchange Act, Section 13(d) of the Exchange Act, and Section 16(a) of the Exchange Act from the period of November 2003 through May 4, 2006.  From July 2005 through and including March 2007, multiple document and information requests and responses to those requests were exchanged between the SEC staff and vFinance.  In total more than 5,000 pages of documents were produced to the SEC staff in both electronic and hard copy form.  On January 3, 2008, the SEC issued and Order Instituting Administrative Proceedings against vFinance Investments, Inc., Richard Campanella and a former registered representative.  The Order alleges that vFinance violated the federal securities laws by failing to preserve and produce customer correspondence of one of its registered representative.  The SEC also alleges that the registered representative repeatedly failed to produce records and deliberately deleted data from his hard drive relating to a matter under investigation by the SEC.  The SEC separately alleges that Campanella failed to respond promptly to the SEC's document requests, as required under Section 17(a) of the Exchange Act, and failed to address the registered representative’s non-compliance with the firm document retention policies.  The alleged violations were isolated occurrences related to this registered representative and were limited to the Flemington, New Jersey branch office.  The registered representative terminated his employment with vFinance on August 4, 2006, and has not been associated with vFinance since that date.  On November 7, 2008, a ruling in this matter was issued which found that vFinance willfully violated Section 17(a) of the Exchange Act and Rules 17a-4(b)(4) and 17a-4(j) thereunder, and that Campanella aided and abetted and caused vFinance's violations.  As a consequence, a Cease and Desist Order was issued against vFinance with a civil monetary penalty against vFinance in the amount of $100,000.00.  On November 17, 2008 vFinance filed a Motion to Correct Manifest Errors of Fact in the Initial Decision in an effort to correct possible errors in the ruling’s findings of fact.  The Judge denied the motion.   The Company may choose to file a Petition for Review of the decision by the Commission.

On March 4, 2008, vFinance received a customer arbitration action (FINRA Case No. 08-00472) from Claimants, Donald and Patricia Halfmann. As indicated under FINRA's Code of Arbitration Procedure, vFinance filed a responsive pleading.  The  Halfmanns'  Statement  of Claim  alleges  that Jeff Lafferty, a former broker working for vFinance Investments,  opened accounts for the Halfmanns and misappropriated approximately $110,000 of the Halfmanns' funds via check  alteration  and  forgery  while he was  employed  by  vFinance as the Halfmanns'  financial advisor. The Halfmanns also contend vFinance is liable for an additional $150,000 for investments made by the Halfmanns directly with Jeff Lafferty after their account transferred out of vFinance and after Lafferty's resignation from vFinance, with a form U-5 filed with NASD by vFinance on August 27, 2004. Finally, the Halfmanns' Statement of Claim requests punitive damages, costs and attorney's fees incurred for this action.  The Company is currently engaged in the discovery process with a final hearing scheduled in February 2009. While vFinance intends to vigorously defend against the allegations made in the Halfmanns' Statement of Claim, a prediction of the likely outcome cannot be made at this time.

The Company is also a defendant in various other arbitrations and administrative proceedings, lawsuits and claims, seeking in the aggregate damages of approximately $3,400,000.  The Company believes such claims are substantially without merit, and estimates that its liability, primarily for attorney representation, will approximate $295,000 (exclusive of unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business.  The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.

The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2008 and 2007, is $587,000 and $62,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.  The Company has included in “Professional fees” litigation and other FINRA related expenses of $1,820,000 and $1,444,000 for the fiscal years ended September 30, 2008 and 2007, respectively.

19.	STOCKHOLDERS' EQUITY

Shares Authorized – The Company’s authorized number of shares of common stock is 50,000,000, and its authorized number of shares of preferred stock is 200,000.  The number of authorized shares of preferred stock designated as Series A is 50,000.

Common Stock – During the fiscal year ended September 30, 2008, upon the vote of its shareholders, the Company increased the authorized number of shares of its common stock to 50,000,000 shares from 30,000,000 shares.

During the fiscal year ended September 30, 2007, the Company granted 50,000 shares of restricted stock with a fair value of $111,000.  The fair value of the grant will be charged to the statement of operations over the four-year vesting period. During the fiscal years ended September 30, 2008 and 2007 the Company recognized a charge of $28,000 and $5,000, respectively, for the amortization of this grant.

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

During the fiscal years ended September 30, 2007, 2006 and 2005, the Company’s Board of Directors declared in-kind dividends in the aggregate of 2,537, 1,996 and 2,143 shares of Series A preferred stock, in payment of approximately $317,000, $300,000 and $322,000, respectively, for dividends accumulated through March 31 of each year.  No dividends have been declared subsequent to March 2007.  In March 2006, the Company’s shareholders approved an amendment to decrease the conversion price of the Series A preferred stock to $1.25 per share from $1.50 per share.  As of September 30, 2008 and 2007, the amount of accumulated dividends for the Company’s 37,550 issued and outstanding shares of Series A preferred stock was approximately $506,000 and $169,000, respectively.

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

In the fiscal year ended September 30, 2006, the Company issued options to purchase 170,000 shares of its common stock.  The options vest over periods from six months to two years, have a 5-year life and are exercisable at prices from $1.00 to $1.35 per share.  The fair value of the options was  $20,000 and $30,000 and was charged to operations in the fiscal years ended September 2007 and 2008, respectively.

In the fiscal year ended September 30, 2007, the Company issued options to purchase 1,120,000 shares of its common stock.  The options vest over periods from six months to four years, have a 5-year life and are exercisable at prices from $1.30 to $2.50 per share.  The fair value of the options was $1,012,000, and $137,000 and $339,000 was charged to operations in the fiscal years ended September 2007 and 2008, respectively.

In the fiscal year ended September 30, 2008, the Company issued options to purchase 255,000 shares of its common stock.  The options vest over periods from six months to four years, have a 5-year life and are exercisable at prices from $1.15 to $2.10 per share.  The fair value of the options was $260,000, and $130,000 was charged to operations in the fiscal year ended September 2008.  On July 1, 2008, pursuant to the merger with vFinance, the Company issued options to purchase 2,000,000 shares of its common stock.  The options vest over a 3-year period, have a 7-year life and are exercisable at a price of $1.64 per share.  The fair value of the options was $1,800,000, and $563,000 was charged to operations in the fiscal year ended September 2008.

Additionally, on July 1, 2008, pursuant to the merger with vFinance, the Company issued options to purchase approximately 2,880,640 shares of its common stock in exchange for the outstanding options of vFinance.  The options vest over periods from 3 months to 29 months from the Merger date and have a weighted average life of 1.4 years. The options are exercisable at prices from $1.10 to $2.57 per share.  The fair value of the options was approximately $1,700,000 and $171,000 was charged to operations in the fiscal year ended September 2008.

In March 2008, the Company’s shareholders approved the 2008 stock option plan that reserved 5,000,000 shares of common stock for issuance of options granted under such plan.

A summary of the status of the Company’s stock options outstanding at September 30, 2008 is in the tables presented below.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$1.00-$1.50	2,984,390	2.44	$1.33	1,941,035	$1.30
$1.55-$1.93	3,193,375	5.51	$1.66	804,156	$1.63
$2.00-$2.57	709,875	3.60	$2.28	313,675	$2.29
	6,887,640			3,058,866

		Weighted	Aggregate
		Average Price	Intrinsic
	Outstanding	Per Share	Value
Balance, September 30, 2006	932,000	$1.30	$56,000
Granted	1,120,000	$1.88
Exercised	(20,000)	$0.72
Forfeitures	(25,000)	$2.00
Balance, September 30, 2007	2,007,000	$1.62	$2,359,000
Granted	2,255,000	$1.67
Issued in Merger	2,880,640	$1.46
Exercised	(30,000)	$0.57
Forfeitures	(225,000)	$1.53
Balance, September 30, 2008	6,887,640	$1.58	$-

As of September 30, 2008, the aggregate intrinsic value of the Company’s outstanding and exercisable options was $0.

Warrants –In February 2007, as further discussed in Note 14, the Company completed a financing transaction that included five-year warrants to purchase 250,000 shares of the Company’s common stock at $1.40 per share.

In March 2008, as further discussed in Note 13, the Company completed a financing transaction that included five-year warrants to purchase 375,000 shares of the Company’s common stock at $2.50 per share.  In June 2008, as further discussed in Note 13, the Company completed a financing transaction that included five-year warrants to purchase 468,750 shares of the Company’s common stock at $2.00 per share.

Additionally, on July 1, 2008, pursuant to the merger with vFinance, the Company issued warrants to purchase approximately 436,000 shares of its common stock in exchange for the outstanding warrants of vFinance.  The warrants are fully vested, have an average life of 1.3 years, and are exercisable at prices from $0.79 to $16.07 per share.

During the year ended September 30, 2007 the warrant holders exercised 976,674 of their warrants and provided cash proceeds to the Company of $1,310,000.  No warrants were exercised during the year ended September 30, 2008.

The following tables summarize information about warrants outstanding at September 30, 2008.

Warrants

	Shares	Weighted Average Exercise Price	Exercisable
Outstanding at September 30, 2006	2,565,357	$1.28	2,565,357
Granted	250,000	$1.40
Exercised	(976,674)	$1.34
Expired	(1,088,683)	$1.30
Outstanding at September 30, 2007	750,000	$1.20	750,000
Granted	843,750	$2.22
Issued in Merger	435,624	$1.35
Expired	(50,000)	$1.25
Outstanding at September 30, 2008	1,979,374	$1.67	1,979,374

Warrants Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
$0.79	364,224	1.09	$0.79
$1.00	300,000	2.28	$1.00
$1.25	150,000	0.83	$1.25
$1.40	250,000	3.40	$1.40
$2.00	468,750	4.75	$2.00
$2.14	14,000	1.39	$2.14
$2.50	375,000	4.50	$2.50
$4.46	56,000	2.86	$4.46
$16.07	1,400	0.09	$16.07
	1,979,374

As of September 30, 2008, the aggregate intrinsic value of the Company’s outstanding and exercisable warrants was $78,000.

20.	NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At September 30, 2008, the Company had net capital of approximately $693,000 which exceeded its requirement by approximately $443,000

In addition to the net capital requirements, each of vFinance Investments Inc and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2008, vFinance Investments had net capital of approximately $1,337,000 which was approximately $337,000 in excess of its required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 485.0%.  At September 30, 2008, EquityStation had net capital of approximately $363,000 which was approximately $263,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 160.5%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

21.	EMPLOYEE BENEFITS

National Securities has a defined 401(k) profit sharing plan (the “Plan”) that covers substantially all of its employees.  Under the terms of the Plan, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan.  The Company’s annual contributions are made at the discretion of the Board of Directors.  During the fiscal years ended September 30, 2008 and 2007, the Company made no contributions to the Plan.

vFinance Inc. participates in a defined contribution savings plan maintained by an affiliate, vFinance Holdings, Inc., in which substantially all employees are eligible to participate. The plan allows for matching of up to 25% of an employee’s annual contribution however, there were no Company matches for the last three years.

22.	UNAUDITED QUARTERLY DATA

Selected Quarterly Financial Data (Dollars in thousands, except per share data)

	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007

Revenues	$14,286	$17,615	$20,229	$20,689

Net income (loss)	$(85)	$576	$1,561	$(680)
Preferred stock dividends	(105)	(103)	(109)	(92)

Net income (loss) attributable to common stockholders	$(190)	$473	$1,452	$(772)

Income (loss) per common share - Basic	$(0.04)	$0.09	$0.26	$(0.10)

Income (loss) per common share - Diluted	$(0.04)	$0.05	$0.14	$(0.10)

	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008

Revenues	$20,365	$16,284	$18,679	$26,815

Net loss	$(1,167)	$(1,364)	$(909)	$(17,577)
Preferred stock dividends	(85)	(83)	(84)	(86)

Net loss attributable to common stockholders	$(1,252)	$(1,447)	$(993)	$(17,663)

Loss per common share - Basic	$(0.15)	$(0.17)	$(0.12)	$(1.08)

Loss per common share - Diluted	$(0.15)	$(0.17)	$(0.12)	$(1.08)

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

23.	FINANCIAL INFORMATION - NATIONAL HOLDINGS CORPORATION

National was organized in 1996 and began operations on February 6, 1997.  The following National (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.

STATEMENTS OF FINANCIAL CONDITION

ASSETS

	September 30,	September 30,
	2008	2007
Cash	$289,000	$189,000
Investment in subsidiaries	8,167,000	7,527,000
Intangible asset	2,950,000	92,000
Other assets	304,000	-
	$11,710,000	$7,808,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
and other liabilities	$861,000	$124,000
Convertible notes payable	4,569,000	862,000
Notes payable	959,000	-
	6,389,000	986,000
Stockholders' equity	5,321,000	6,822,000
	$11,710,000	$7,808,000

STATEMENTS OF OPERATIONS

	Years ended
	September 30,	September 30,
	2008	2007
Operating expenses	$(2,784,000)	$(1,056,000)
Other income (expense)
Gain on investment	-	38,000
Intangible impairment	(12,999,000)
Gain on investment in subsidiaries	(5,234,000)	2,390,000

Net income (loss) before income tax	$(21,017,000)	$1,372,000