Form 10-Q
period 2008-12-31
NATIONAL HOLDINGS CORP
filed 2009-02-17
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2008	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]  NO [X]

As of February 14, 2009 there were 16,421,538 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2008

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition
as of December 31, 2008 and September 30, 2008	4

Unaudited Condensed Consolidated Statements of Operations for the
Three months Ended December 31, 2008 and 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 2008 and 2007	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	13

Item 3 – Quantitative & Qualitative Disclosures About Market Risk	18

Item 4 – Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6 – Exhibits	19

Signatures	20

FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act). We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report.  All statements that express or involve discussions as to: expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates or hopes and words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and may be forward-looking.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements.  These uncertainties include, among others, the following: (i) the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers; (ii) a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed; (iii) increased competition from business development portals; (iv) technological changes; (v) our potential inability to implement our growth strategy through acquisitions or joint ventures; and (vi) our potential inability to secure additional debt or equity financing.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I.          FINANCIAL INFORMATION
ITEM I.            FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	December 31,	September 30,
	2008	2008
	(unaudited)	(see note below)

Cash	$7,352,000	$7,387,000
Deposit with clearing organizations	1,261,000	1,210,000
Receivables from broker dealers and clearing organizations	2,711,000	3,691,000
Other receivables, net of allowance for uncollectible accounts of $164,000
at December 31, 2008 and September 30, 2008, respectively	800,000	580,000
Advances to registered representatives	4,236,000	4,463,000
Securities owned
Marketable, at market value	2,051,000	976,000
Non-marketable, at fair value	41,000	48,000
Fixed assets, net	1,249,000	1,243,000
Secured demand note	500,000	500,000
Intangible assets, net	2,795,000	2,950,000
Other assets	1,444,000	1,429,000
Total Assets	$24,440,000	$24,477,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to broker dealers and clearing organizations	$300,000	$730,000
Securities sold, but not yet purchased, at market	63,000	63,000
Accounts payable, accrued expenses and other liabilities	13,542,000	12,335,000
Convertible notes payable, net of debt discounts of $1,332,000 and
$1,431,000 at December 31, 2008 and September 30, 2008, respectively	4,668,000	4,569,000
Notes payable, net of debt discounts of $16,000 and $41,000 at
December 31, 2008 and September 30, 2008, respectively	984,000	959,000
Total Liabilities	19,557,000	18,656,000

Subordinated borrowings	500,000	500,000

Stockholders' Equity
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares designated as Series A and 20,000 shares designated as Series B
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 37,550 shares issued and outstanding (liquidation
preference: $3,755,000) at December 31, 2008 and September 30, 2008	-	-
Series B 9% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation
preference: $0) at December 31, 2008 and September 30, 2008	-	-
Common stock, $.02 par value, 50,000,000 shares authorized;
16,421,538 shares issued and outstanding, at December 31, 2008
and September 30, 2008	328,000	328,000
Additional paid-in capital	39,483,000	39,279,000
Accumulated deficit	(35,428,000)	(34,286,000)
Total Stockholders' Equity	4,383,000	5,321,000

Total Liabilities and Stockholders' Equity	$24,440,000	$24,477,000

Note: The balance sheet at September 30, 2008 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Revenues:
Commissions	$12,273,000	$13,292,000
Net dealer inventory gains	10,229,000	4,194,000
Investment banking	667,000	-

Total commission and fee revenues	23,169,000	17,486,000

Interest and dividends	697,000	930,000
Transfer fees and clearing services	2,750,000	1,311,000
Other	1,236,000	638,000

Total Revenues	27,852,000	20,365,000

Expenses:
Commissions and fees	21,067,000	16,203,000
Employee compensation and related expenses	3,074,000	2,240,000
Clearing fees	1,193,000	613,000
Communications	862,000	356,000
Occupancy and equipment costs	1,381,000	864,000
Professional fees	763,000	588,000
Interest	325,000	73,000
Taxes, licenses, registration	259,000	130,000
Other administrative expenses	70,000	465,000

Total Expenses	28,994,000	21,532,000

Net loss	(1,142,000)	(1,167,000)
Preferred stock dividends	(85,000)	(85,000)

Net loss attributable to common stockholders	$(1,227,000)	$(1,252,000)

Net loss per common share
Basic:
Net loss attributable to common stockholders	$(0.07)	$(0.15)
Diluted:
Net loss attributable to common stockholders	$(0.07)	$(0.15)
Weighted average number of shares outstanding
Basic	16,421,538	8,602,628
Diluted	16,421,538	8,602,628

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(1,142,000)	$(1,167,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	324,000	56,000
Amortization of deferred financing costs	14,000	3,000
Amortization of note discount	123,000	25,000
Compensatory element of common stock options issuance	237,000	102,000
Changes in assets and liabilities
Deposits with clearing organizations	(51,000)	-
Receivables from broker-dealers, clearing organizations and others	987,000	(182,000)
Securities owned: marketable, at market value	(1,075,000)	91,000
Securities owned: non-marketable, at fair value	7,000	-
Other assets	(15,000)	(102,000)
Payables	723,000	(2,328,000)
Securities sold, but not yet purchased, at market	-	255,000
Net cash provided by (used in) operating activities	132,000	(3,247,000)

Cash flows from investing activities
Purchase of fixed assets	(167,000)	(63,000)
Net cash (used in) investing activities	(167,000)	(63,000)

Cash flows from financing activities
Deferred merger costs	-	(162,000)
Net cash (used in) financing activities	-	(162,000)

Net decrease in cash	(35,000)	(3,472,000)

Cash balance
Beginning of the period	7,387,000	4,957,000

End of the period	$7,352,000	$1,485,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$188,000	$45,000
Income taxes	$-	$23,000

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements as of December 31, 2008 and for the periods ended December 31, 2008 and December 31, 2007 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

NOTE 2. CONSOLIDATION

The condensed consolidated financial statements include the accounts of National and its wholly owned subsidiaries.  National operates primarily through National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”) (collectively, the “Broker Dealer Subsidiaries”).  The Broker Dealer Subsidiaries conduct a national securities brokerage business through its main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.  On July 1, 2008, National consummated a merger with vFinance, Inc. (“vFinance”).

Through its Broker Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 45,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 3,500 micro and small cap stocks and provides liquidity in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority, Inc. ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  vFinance Investments is also a member of the National Futures Association ("NFA").

In July 1994, National Securities formed a wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM").  NAM is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.  In March 2008, all of the issued and outstanding stock of NAM was transferred from National Securities to National.  National formed a new wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”) in the third quarter of fiscal year 2006.  National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.  National Insurance finalized certain requisite state registrations during the second quarter of fiscal year 2007 and commenced business operations that to date have been de minimus.  vFinance Lending Services, Inc. (“vFinance Lending”), originally formed as a wholly owned subsidiary of vFinance, was established in May 2002.  It is a mortgage lender focused primarily on the commercial sector, providing bridge loans and commercial mortgages through its nationwide network of lenders. Its operations to date have been de minimus.  All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In addition to those pronouncements shown below, other pronouncements may have been issued but deemed by management to be outside the scope of relevance to the Company.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the provisions of SFAS 141(R) to have a material impact on the Company's consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157).  This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the implementation of SFAS 157 will have a material impact on its results of operations or financial condition.  The FASB approved the issuance of FASB Staff Position of 157-2, which defers the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities.

The FASB issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  This standard addresses earnings volatility caused by existing accounting standards that require related financial assets and liabilities to be measured using different measurement attributes (such as historical cost and fair value).  SFAS 159 is intended to improve financial reporting by giving all entities the option to recognize most financial assets and liabilities and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  SFAS 159 is effective for the first quarter of our fiscal 2009 beginning October 1, 2008.  SFAS 159 did not have any effect on our financial condition or results of operations.

NOTE 4. STOCK BASED COMPENSATION

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.”  This statement is a revision of SFAS Statement No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance.  SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.   During the three months ended December 31, 2008 and December 31, 2007, the Company did not grant any stock options.  A charge of approximately $237,000 and $102,000 was recorded in the three months ended December 31, 2008 and 2007, respectively, relating to the amortization of the fair value associated with stock option grants and restricted stock grants.

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

A summary of the stock option activity as of December 31, 2008, and changes during the three month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2008	6,887,640	$1.58	0.00	$-

Granted	-	-	-	-

Expired	279,475	1.42	2.05	-

Outstanding at December 31, 2008	6,608,165	$1.59	3.80	$-

Exerciseable at December 31, 2008	3,266,053	$1.48	2.82	$-

As of December 31, 2008, there was $1,400,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements.  The Company has experienced a historic forfeiture rate of approximately 38% on previously granted stock options and expects that future forfeitures will be consistent with this experience.

A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the three month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2008	3,828,774	$0.92

Granted	-

Vested	398,860	$1.38

Expired	87,802	$0.90

Nonvested at December 31, 2008	3,342,112	$0.79

NOTE 5. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of December 31, 2008:

	Securities	Securities sold, but
	owned	not yet purchased
Corporate stocks	$207,000	$15,000
Corporate bonds	34,000	15,000
Government obligations	1,810,000	33,000
Non-marketable securities	41,000	-
	$2,092,000	$63,000

NOTE 6. CONTINGENCIES

During the quarter ended December 31, 2008, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

The Company’s subsidiaries are defendants in various arbitrations and administrative proceedings, lawsuits and claims together alleging damages of approximately $18,400,000.  The Company believes most of such claims are substantially without merit and estimates, to the extent that it can, that its aggregate liability from these pending actions is approximately $400,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business.  The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at December 31, 2008 and 2007, is $228,000 and $124,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.  The Company has included in “Professional fees” litigation and FINRA related expenses of $41,000 and $315,000 for the first quarter of fiscal year 2009 and 2008, respectively.

NOTE 7. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.  In the quarter ended December 31, 2008, the Company accumulated $85,000 of dividends on its Series A preferred stock, and at December 31, 2008, the total amount of accumulated dividends on the Company’s 37,550 issued and outstanding shares of Series A preferred stock was approximately $593,000.

NOTE 8. LOSS PER COMMON SHARE

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

For the three-month period ended December 31, 2008, 11,624,428 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.  For the three-month period ended December 31, 2007, 5,761,000 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the common share equivalents that were excluded from the calculation:

	Three Months Ended
	December 31, 2008	December 31, 2007

Stock options	3,266,054	2,007,000
Warrants	1,979,374	750,000
Assumed conversion of:
Series A Preferred Stock	3,004,000	3,004,000
Notes	3,375,000	-

Dilutive potential common shares	11,624,428	5,761,000

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of December 31, 2008 and September 30, 2008, respectively, consist of the following:

	December 31, 2008	September 30, 2008

Commissions payable	$6,044,000	$6,537,000
Deferred clearing fee credits	555,000	578,000
Telecommunications vendors payable	42,000	209,000
Legal payable	559,000	646,000
Deferred rent payable	151,000	313,000
Accrued compensation	633,000	679,000
Commission payable - Triparty clearing	280,000	359,000
Capital lease liability	649,000	613,000
Other vendors	4,629,000	2,401,000
Total	$13,542,000	$12,335,000

NOTE 10. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At December 31, 2008, National Securities had net capital of approximately $797,000 which exceeded its requirement by approximately $547,000

In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2008, vFinance Investments had net capital of approximately $1,658,000 which was approximately $658,000 in excess of its required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 297%.  At December 31, 2008, EquityStation had net capital of approximately $218,000 which was approximately $118,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 281%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance.  Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information.  These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 2008.  Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report.  The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

The Company’s first quarter of fiscal year 2009 resulted in an increase in revenues, but a greater increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $1,142,000 compared with a net loss of $1,167,000 for the first quarters of fiscal years 2009 and 2008, respectively.

	Three Months Ended
	December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Commissions	$12,273,000	$13,292,000	$(1,019,000)	-8%
Net dealer inventory gains	10,229,000	4,194,000	6,035,000	144%
Investment banking	667,000	-	667,000	na
Interest and dividends	697,000	930,000	(233,000)	-25%
Transfer fees and clearance services	2,750,000	1,311,000	1,439,000	110%
Other	1,236,000	638,000	598,000	94%
	$27,852,000	$20,365,000	$7,487,000	37%

Total revenues increased $7,487,000, or 37%, in the first quarter of fiscal year 2009 to $27,852,000 from $20,365,000 in the first quarter of fiscal year 2008.  The increase in revenues is due primarily to the addition of vFinance revenues as a result of the merger.  Commission revenue decreased $1,019,000, or 8%, to $12,273,000 from $13,292,000 during the first quarter of fiscal year 2009 compared with the same period in fiscal year 2008, which is attributable to adverse market conditions and the overall state of the economy.  Net dealer inventory gains which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $6,035,000, or 144%, to $10,229,000 from $4,194,000 during the first quarter of fiscal year 2009 compared with the same period in fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

Investment banking revenue was $ 667,000 in the first quarter of fiscal year 2009.  These revenues were attributable to advisory and consulting services provided during the quarter.  The Company did not complete any investment banking transactions in the first quarter of fiscal year 2008.  Interest and dividend income decreased by $233,000 or 25%, to $ 697,000 from $930,000 in the first quarter of fiscal year 2009 compared with the same period last year.  The decrease in interest income is attributable to generally lower customer margin account balances, lower customer free cash balances and lower prevailing interest rates during the quarter.  Transfer fees increased $1,439,000 or 110%, to $2,750,000 in the first quarter of fiscal year 2009 from $1,311,000 in the first quarter of fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $598,000, or 94%, to $1,236,000 from $638,000 during the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

In comparison with the 37% increase in total revenues, total expenses increased 35% or $7,462,000 to $28,994,000 for the first quarter of fiscal year 2009 compared to $21,532,000 in the first quarter of fiscal year 2008.  The increase in total expenses is primarily a result of the addition of vFinance expenses as a result of the merger.

	Three Months Ended
	December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Commissions	$21,067,000	$16,203,000	$4,864,000	30%
Employee compensation	3,074,000	2,240,000	834,000	37%
Clearing fees	1,193,000	613,000	580,000	95%
Communications	862,000	356,000	506,000	142%
Occupancy and equipment costs	1,381,000	864,000	517,000	60%
Professional fees	763,000	588,000	175,000	30%
Interest	325,000	73,000	252,000	345%
Taxes, licenses and registration	259,000	130,000	129,000	99%
Other administrative expenses	70,000	465,000	(395,000)	-85%
	$28,994,000	$21,532,000	$7,462,000	35%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $4,864,000, or 30%, to $ 21,067,000 in the first quarter of fiscal year 2009 from $16,203,000 in the first quarter of fiscal year 2008.  The increase is primarily attributable to an increase in the related commission revenues from the vFinance merger.  Commission expense includes the amortization of advances to registered representatives of $402,000 and $491,000 for the first quarter of fiscal years 2009 and 2008, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $834,000, or 37%, to $3,074,000 in the first quarter of fiscal year 2009 from $2,240,000 in the first quarter of fiscal year 2008.  The increase is primarily attributable to costs from vFinance due to the merger Employee compensation includes the amortization of the fair value associated with stock based compensation of $237,000 and $102,000 in first quarter of fiscal years 2009 and 2008, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 87% from 91% in the first quarter of fiscal year 2009 and 2008, respectively.

Clearing fees increased $580,000 or 95%, to $1,193,000 in the first quarter of fiscal year 2009 from $613,000 in the first quarter of fiscal year 2008.  The increase in clearing fees is primarily attributable to costs from vFinance due to the merger.  The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in the first quarter of fiscal year 2009.

Communication expenses increased $506,000 or 142%, to $862,000 from $356,000 in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.  The increase is due to costs from vFinance due to the merger.  Occupancy costs increased $517,000, or 60%, to $1,381,000 from $864,000 in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.  The increase in occupancy expense is due to annual rent increases contained in the Company’s office leases and the addition of rented office space due to the vFinance merger.

Professional fees increased $175,000, or 30%, to $763,000 from $588,000 in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.  The increase in professional fees is primarily a result of the filing of a registration statement and generally higher legal costs associated with the merger with vFinance.

Interest expense increased $252,000, or 345%, to $325,000 from $73,000 in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.  The increase in interest expense is attributable to new convertible notes issued in fiscal year 2008.  Included in interest expense is the amortization of deferred financing costs of $137,000 and $28,000 the first quarter of fiscal years 2009 and 2008, respectively.  Taxes, licenses and registration increased $129,000, or 99%, to $259,000 from $130,000 in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.  The increase in taxes, licenses and registration is due to primarily attributable to costs from vFinance due to the merger.  Other administrative expenses decreased $395,000 or 85% to $70,000 from $465,000 in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.  The decrease is primarily attributable to an allocation of certain fees collected from brokers to offset operating costs of the firm.

The Company reported a net loss of $1,142,000 in the first quarter of fiscal year 2009 compared to a net loss of $1,167,000 in the first quarter of fiscal year 2008.  The net loss attributable to common stockholders in the first quarter of fiscal year 2009 was $1,227,000, or $.07 per common share, as compared to a net loss attributable to common stockholders in the first quarter of fiscal year 2008 of $1,252,000, or $.15 per common share.  The net loss attributable to common stockholders for both the first quarter of fiscal year 2009 and 2008 reflects $85,000 of cumulative preferred stock dividends on the Company’s preferred stock.

Liquidity and Capital Resources

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At December 31, 2008, National Securities’ net capital exceeded the requirement by $547,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000, and at December 31, 2008 the firms had excess net capital of $658,000 and $118,000 respectively.

Advances, dividend payments and other equity withdrawals from the Company’s subsidiary are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.  During the quarter ended December 31, 2008 the Company did not have any equity withdrawals.

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

The Company and the investor entered into registration rights agreements, wherein the Company agreed to file a registration statement for the shares of common stock issuable upon conversion of the note and exercise of the warrant within ninety (90) days of the effective date of the merger with vFinance, and to cause the registration statement to be declared effective within one hundred eighty (180) days of the effective date of such merger.  Should the Company fail to either file the registration statement or have it declared effective within such time limits then as liquidated damages the interest rate of the note shall increase 1% per annum for each month the applicable failure is not cured, up to a maximum of 15%.  The investments were made by an affiliate of St. Cloud, whose managing partner is Mr. Geller, a member of the Company's board of directors.  Robert W. Lautz, Jr., a Managing Director of St. Cloud, became a member of the board of directors of the Company concurrent with the closing of the June 2008 financing transaction.  The Company incurred legal fees and other costs related to these capital transactions of approximately $101,000 and $75,000, respectively that were capitalized and will be amortized to interest expense over the life of the promissory notes.  In October, 2008, the Company filed a registration statement that includes the securities covered by the convertible notes and warrants, but is has not yet been declared effective.

In April 2005, National Securities entered into a clearing agreement with National Financial Services LLC (“NFS”) that became effective in June 2005.  In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 general business credit that is being amortized over an eight year period ending November 2014, corresponding with the expiration date of the clearing agreement.  In the second quarter of fiscal year 2007, NFS provided National Securities a $250,000 clearing fee waiver that is being amortized over a two year period ending December 2008, corresponding with the time period that certain performance standards were to be achieved.  The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Penson Financial Services, Inc., Legent Clearing LLC and Fortis Securities, LLC.  The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

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

The following table shows the quoted market values of marketable securities owned ("long") by the Company, securities sold but not yet purchased ("short") the Company, and net positions as of December 31, 2008:

	Long	Short	Net
Corporate stocks	$207,000	$15,000	$192,000
Corporate bonds	34,000	15,000	19,000
Government obligations	1,810,000	33,000	1,777,000
	$2,051,000	$63,000	$1,988,000

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 2008, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to Note 6 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2008.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 17, 2009	By:	/s/ Mark Goldwasser
Mark Goldwasser Chief Executive Officer

February 17, 2009	By:	/s/ Alan B. Levin
Alan B. Levin Chief Financial Officer