Form 10-Q
period 2009-03-31
NATIONAL HOLDINGS CORP
filed 2009-05-15
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Broadway, 27th  Floor, New York, NY 10271
(Address including zip code of principal executive offices)

Registrant’s telephone number, including area code: (212) 417-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  [  ]                                             Accelerated Filer [  ]

Non-Accelerated Filer  [  ]                                               Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]   NO [X]

As of May 14, 2009 there were 17,150,704 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2009

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition
as of March 31, 2009 and September 30, 2008	4

Unaudited Condensed Consolidated Statements of Operations for the
three and six months ended March 31, 2009 and 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows for the
three and six months ended March 31, 2009 and 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 – Quantitative & Qualitative Disclosures About Market Risk	18

Item 4 – Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	24

Item 1a– Risk Factors	24

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3 – Defaults Upon Senior Securities	24

Item 4 – Submission of Matters to a Vote of Security Holders	24

Item 5 – Other Information	24

Item 6 – Exhibits	25

Signatures	26

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	March 31,	September 30,
	2009	2008
	(unaudited)	(see note below)

Cash	$4,414,000	$7,387,000
Deposit with clearing organizations	1,261,000	1,210,000
Receivables from broker dealers and clearing organizations	3,751,000	3,691,000
Other receivables, net of allowance for uncollectible accounts of $164,000
at March 31, 2009 and September 30, 2008, respectively	965,000	580,000
Advances to registered representatives	3,853,000	4,463,000
Securities owned
Marketable, at market value	2,128,000	976,000
Non-marketable, at fair value	26,000	48,000
Fixed assets, net	1,225,000	1,243,000
Secured demand note	500,000	500,000
Intangible assets, net	2,639,000	2,950,000
Other assets	1,439,000	1,429,000
Total Assets	$22,201,000	$24,477,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to broker dealers and clearing organizations	$310,000	$730,000
Securities sold, but not yet purchased, at market	11,000	63,000
Accounts payable, accrued expenses and other liabilities	13,071,000	12,335,000
Convertible notes payable, net of debt discounts of $1,234,000 and
$1,431,000 at March 31, 2009 and September 30, 2008, respectively	4,766,000	4,569,000
Notes payable, net of debt discount of $0 and $41,000 at
March 31, 2009 and September 30, 2008, respectively	850,000	959,000
Total Liabilities	19,008,000	18,656,000

Subordinated borrowings	500,000	500,000

Stockholders' Equity
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares designated as Series A and 20,000 shares designated as Series B
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 42,957 shares issued and outstanding (liquidation preference: $4,295,700) at March 31, 2009 and 37,550 shares issued and
outstanding (liquidation preference: $3,755,000) at September 30, 2008	-	-
Series B 9% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation
preference: $0) at December 31, 2008 and September 30, 2008	-	-
Common stock, $.02 par value, 50,000,000 shares authorized;
16,421,538 shares issued and outstanding, at March 31, 2009
and September 30, 2008	328,000	328,000
Additional paid-in capital	39,720,000	39,279,000
Accumulated deficit	(37,355,000)	(34,286,000)
Total Stockholders' Equity	2,693,000	5,321,000

Total Liabilities and Stockholders' Equity	$22,201,000	$24,477,000

Note: The balance sheet at September 30, 2008 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	-------- Three Months Ended ---------		-------- Six Months Ended ---------
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Revenues:
Commissions	$15,405,000	$9,924,000	$28,119,000	$23,216,000
Net dealer inventory gains	4,126,000	3,639,000	13,914,000	7,833,000
Investment banking	482,000	67,000	1,149,000	67,000

Total commission and fee revenues	20,013,000	13,630,000	43,182,000	31,116,000

Interest and dividends	336,000	880,000	1,033,000	1,810,000
Transfer fees and clearing services	2,919,000	962,000	5,669,000	2,273,000
Other	1,318,000	812,000	2,554,000	1,450,000

Total Revenues	24,586,000	16,284,000	52,438,000	36,649,000

Expenses:
Commissions	18,007,000	12,551,000	38,463,000	28,754,000
Employee compensation and related expenses	3,037,000	2,308,000	6,044,000	4,549,000
Clearing fees	1,174,000	522,000	2,367,000	1,136,000
Communications	1,031,000	253,000	1,893,000	608,000
Occupancy and equipment costs	1,440,000	869,000	2,846,000	1,733,000
Professional fees	607,000	463,000	1,370,000	1,051,000
Interest	309,000	70,000	634,000	143,000
Taxes, licenses, registration	342,000	77,000	602,000	207,000
Other administrative expenses	566,000	535,000	1,289,000	1,000,000

Total Eexpenses	26,513,000	17,648,000	55,508,000	39,181,000

Net loss	(1,927,000)	(1,364,000)	(3,070,000)	(2,532,000)
Preferred stock dividends	(83,000)	(83,000)	(169,000)	(169,000)

Net loss attributable to common stockholders	$(2,010,000)	$(1,447,000)	$(3,239,000)	$(2,701,000)

Net loss per common share
Basic:
Net loss attributable to common stockholders	$(0.12)	$(0.17)	$(0.20)	$(0.31)
Diluted:
Net loss attributable to common stockholders	$(0.12)	$(0.17)	$(0.20)	$(0.31)
Weighted average number of shares outstanding
Basic	16,421,538	8,609,628	16,421,538	8,606,090
Diluted	16,421,538	8,609,628	16,421,538	8,606,090

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(3,069,000)	$(2,532,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	672,000	101,000
Amortization of deferred financing costs	27,000	6,000
Amortization of note discount	238,000	49,000
Compensatory element of common stock options issuance	441,000	210,000
Unrealized loss on securities owned	-	-
Changes in assets and liabilities
Deposits with clearing organizations	(51,000)	-
Receivables from broker-dealers, clearing organizations and others	(60,000)	1,687,000
Other receivables	(385,000)	-
Advances to registered representatives	610,000	-
Securities owned: marketable, at market value	(1,152,000)	750,000
Securities owned: non-marketable, at fair value	22,000	-
Other assets	(37,000)	(144,000)
Accounts payable and accrued expenses	735,000	-
Payable to broker dealers and clearing organizations	(419,000)	(3,908,000)
Securities sold, but not yet purchased, at market	(52,000)	347,000
Net cash used in operating activities	(2,480,000)	(3,434,000)

Cash flows from investing activities
Purchase of fixed assets	(343,000)	(91,000)
Net cash used in investing activities	(343,000)	(91,000)

Cash flows from financing activities
Repayment of notes payable	(150,000)	-
Net proceeds from issuance of convertible notes	-	3,000,000
Cash payment of deferred financing costs	-	(80,000)
Deferred merger costs	-	(219,000)
Exercise of stock options	-	8,000
Net cash (used in) provided by financing activities	(150,000)	2,709,000

Net decrease in cash	(2,973,000)	(816,000)

Cash balance
Beginning of the period	7,387,000	4,957,000
End of the period	$4,414,000	$4,141,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$394,000	$107,000
Income taxes	$56,000	$23,000

Supplemental disclosures of noncash financing activities
Warrants issued in connection with debt	$-	$395,000
Preferred stock dividends	$676,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements as of March 31, 2009 and for the periods ended March 31, 2009 and March 31, 2008 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R)also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and applies to any business combinations which occur after March 31, 2009. The adoption of SFAS 141(R), effective January 1, 2009, may have an impact on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have any material impact on the preparation of the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on the preparation of the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FAS APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The adoption of FSP APB 14-1 did not have any impact on its consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. The Company has adopted this and found SFAS No. 162 did not have a material impact on the preparation of the Company’s consolidated financial statements.

On June 16, 2008, the FASB issued Final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The requirements of (FSP) No. EITF 03-6-1 as well as the impact of its adoption did not have any impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have an impact on the Company’s consolidated financial position and results of operations.

NOTE 4. STOCK BASED COMPENSATION

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.”  This statement is a revision of SFAS Statement No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance.  SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.   The Company granted 40,000 and 180,000 options to outside directors during the three months ended March 31, 2009 and March 31, 2008, respectively.  A charge of approximately $237,000 and $473,000 was recorded in the three and six months ended March 31, 2009, respectively, and a charge of approximately $108,000 and $210,000 was recorded in the three and six months ended March 31, 2008, respectively, relating to the amortization of the fair value associated with stock option grants and restricted stock grants.

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

A summary of the stock option activity as of March 31, 2009, and changes during the six month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding at September 30, 2008	6,887,640	$1.58	-	$-
Granted	40,000	0.75	5.00	-
Expired	387,175	1.52	1.72	-
Outstanding at March 31, 2009	6,540,465	$1.58	3.85	$-
Exerciseable at March 31, 2009	3,423,974	$1.48	2.69	$-

As of March 31, 2009, there was approximately $1,180,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements.  The Company has experienced a historic forfeiture rate of approximately 38% on previously granted stock options and expects that future forfeitures will be consistent with this experience.

A summary of the status of the Company’s nonvested shares as of March 31, 2009, and changes during the three month period then ended is presented below:

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2008	3,828,774	$0.92
Granted	-
Vested	365,108	1.38
Expired	387,175	0.87
Nonvested at March 31, 2009	3,076,491	0.85

NOTE 5. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of March 31, 2009:

	Securities	Securities sold, but
	owned	not yet purchased
Corporate stocks	$221,000	$10,000
Corporate bonds	11,000	1,000
Government obligations	1,896,000
Non-marketable securities	26,000	-
	$2,154,000	$11,000

NOTE 6. CONTINGENCIES

During the quarter ended March 31, 2009, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

The Company’s subsidiaries are defendants in various arbitrations and administrative proceedings, lawsuits and claims together alleging damages in excess of $22,000,000.   The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may be less than $500,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2009 and 2008, is $135,000 and $91,000 (primarily legal fees), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $164,000 and $175,000 for the second quarter of fiscal year 2009 and 2008, respectively, and $347,000 and $490,000 for the first six months of fiscal year 2009 and 2008, respectively .

NOTE 7. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.  In the quarter and six months ended March 31, 2009, the Company accumulated $83,000 and $169,000, respectively, of dividends on its Series A preferred stock.  In March 2009, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 5,407 shares of Series A preferred stock, in payment of approximately $676,000 of dividends accrued through March 31, 2009. At March 31, 2009, the accumulated dividend on the Company’s 42,957 issued and outstanding shares of Series A preferred stock was $0.

NOTE 8. LOSS PER COMMON SHARE

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

For both the three and six month periods ended March 31, 2009 15,289,999 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.  For both the three and six month periods ended March 31, 2008, 7,721,000 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the common share equivalents that were excluded from the calculation:

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Stock options	6,500,465	2,092,000	6,500,465	2,092,000
Warrants	1,977,974	1,125,000	1,977,974	1,125,000
Assumed conversion of:
Series A Preferred Stock	3,436,560	3,004,000	3,436,560	3,004,000
Notes	3,375,000	1,500,000	3,375,000	1,500,000

Dilutive potential common shares	15,289,999	7,721,000	15,289,999	7,721,000

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of March 31, 2009 and September 30, 2008, respectively, consist of the following:

	March 31, 2009	September 30, 2008

Commissions payable	$4,786,000	$6,537,000
Deferred clearing fee credits	531,000	578,000
Telecommunications vendors payable	76,000	209,000
Legal payable	793,000	646,000
Deferred rent payable	315,000	313,000
Accrued compensation	629,000	679,000
Capital lease liability	680,000	613,000
Other vendors	5,261,000	2,760,000
Total	$13,071,000	$12,335,000

NOTE 10. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  The alternative method precludes National Securities from having to maintain a ratio of aggregate indebtedness to net capital.  At March 31, 2009, National Securities had net capital of approximately $415,000 which exceeded its requirement by approximately $165,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000.  In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At March 31, 2009, vFinance Investments had net capital of approximately $1,313,000 which was approximately $313,000 in excess of its required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 360%.  At March 31, 2009, EquityStation had net capital of approximately $227,000 which was approximately $127,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 258%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 11. PRO FORMA

Had the acquisition of vFinance, Inc. occurred on October 1, 2007, the results would have been as follows:

For the 6 months
ended
March 31, 2008
Total Revenue	$61,798,000
Net loss	(4,239,000)
Basic and diluted loss per common share	(0.26)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

OVERVIEW

We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”, and collectively with National Securities and vFinance Investments, the “Broker Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients.

Each of National Securities, vFinance Investments and EquityStation is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”) and is a member of the Securities Investor Protection Corporation (“SIPC”).  vFinance Investments is also subject to regulation by the National Futures Association (“NFA”). In addition, each of the Broker Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico, with vFinance Investments also being licensed in the U.S. Virgin Islands.

As of March 31, 2009, we had approximately 925 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 84 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 70% - 90%.

Our registered representatives offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include but are not limited to stocks, bonds, mutual funds, annuities, insurance, and managed money accounts.

Difficult Market Conditions

The U.S. and global economies have continued to deteriorate and are now in a recession, which could be long-term. We, like other companies in the financial services sector, are exposed to volatility and trends in the securities markets and the economy, generally. The market downturn and poor economic conditions have reduced overall investment banking and client activity levels. It is difficult to predict when conditions will change. Given difficult market and economic conditions, we have focused on reducing redundancies and unnecessary expense. At the same time, however, we continue to seek to selectively upgrade our talent pool given the availability of experienced professionals.

Growth Strategy

We continue to evaluate opportunities to grow our businesses, including potential acquisitions or mergers with other securities, investment banking and investment advisory firms, and by adding to our base of independent representatives organically. These acquisitions may involve payments of material amounts of cash, the incurrence of a significant amount of debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders and/or may increase our leverage. We cannot assure you that we will be able to consummate any such potential acquisitions at all or on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations.

Key Indicators of Financial Performance for Management

Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include productivity and practice diversification of representatives, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, taxes and earnings per share.  Management also relies on a Non-GAAP metric referred to as earnings before interest, taxes, depreciation, and amortization, as adjusted ("EBITDA, as adjusted") as a key metric for evaluating the financial performance of the Company, an example of which can be found later in this section under NON-GAAP INFORMATION.

Acquisition of vFinance, Inc.

In July 2008, we acquired vFinance, Inc. through a merger with a newly formed wholly-owned subsidiary.  The assets and liabilities acquired as well as the financial results of vFinance were included in our consolidated financial statements after the close of business on July 1, 2008, the acquisition date. The aggregate acquisition price was approximately $17.6 million, which consisted of approximately 7,788,910 shares of Company common stock issued in exchange for all of the issued and outstanding common stock of vFinance, and direct expenses of $0.6 million in legal fees, valuation fees, severance costs and contract cancellation costs. We accounted for the acquisition of vFinance under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”

Since July 1, 2008, our management team has been focused on the task of eliminating duplicative overhead and services, and eliminating unnecessary costs in an effort to improve bottom line performance.  As of the date of this report, the Company has made considerable progress on cost cutting measures, and these savings are exceeding $5 million dollars on an annualized basis.  We fully intend to continue our efforts to conserve capital and keep costs low in an effort to improve the Company’s profitability.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The Company’s second quarter of fiscal year 2009 resulted in an increase in revenues, but a greater increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $1,927,000 compared with a net loss of $1,364,000 for the second quarters of fiscal years 2009 and 2008, respectively.

	Three Months Ended
	March 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$15,405,000	$9,924,000	$5,481,000	55%
Net dealer inventory gains	4,126,000	3,639,000	487,000	13%
Investment banking	482,000	67,000	415,000	619%
Interest and dividends	336,000	880,000	(544,000)	-62%
Transfer fees and clearance services	2,919,000	962,000	1,957,000	203%
Other	1,318,000	812,000	506,000	62%
	$24,586,000	$16,284,000	$8,302,000	51%

Total revenues increased $8,302,000, or 51%, in the second quarter of fiscal year 2009 to $24,586,000 from $16,284,000 in the second quarter of fiscal year 2008.  Commission revenue increased $5,481,000, or 55%, to $15,405,000 from $9,924,000 during the second quarter of fiscal year 2009 compared with the same period in fiscal year 2008, Net dealer inventory gains which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $487,000, or 13%, to $4,126,000 from $3,639,000 during the second quarter of fiscal year 2009 compared with the same period in fiscal year 2008.  The increase in total revenues, commission revenues and net dealer inventory gains were all primarily due to the addition of vFinance revenues as a result of the merger.

Investment banking revenue increased $415,000, or 619%, in the second quarter of fiscal year 2009 to $482,000 from $67,000 in the second quarter of fiscal year 2008.  These revenues were attributable to the closing of a small private placement during the quarter.  The Company did not complete any investment banking transactions in the second quarter of fiscal year 2008, and received only modest fee income.  Interest and dividend income decreased by $544,000 or 62%, to $336,000 from $880,000 in the second quarter of fiscal year 2009 compared with the same period last year.  The decrease in interest income is attributable to generally lower customer margin account balances, lower customer free cash balances and lower prevailing interest rates during the quarter.  Transfer fees increased $1,957,000 or 203%, to $2,919,000 in the second quarter of fiscal year 2009 from $962,000 in the second quarter of fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $506,000, or 62%, to $1,318,000 from $812,000 during the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

In comparison with the 51% increase in total revenues, total expenses increased 50% or $8,865,000 to $26,513,000 for the second quarter of fiscal year 2009 compared to $17,648,000 in the second quarter of fiscal year 2008.  The increase in total expenses is primarily a result of the addition of vFinance expenses as a result of the merger.

	Three Months Ended
	March 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$18,007,000	$12,551,000	$5,456,000	43%
Employee compensation	3,037,000	2,308,000	729,000	32%
Clearing fees	1,174,000	522,000	652,000	125%
Communications	1,031,000	253,000	778,000	308%
Occupancy and equipment costs	1,440,000	869,000	571,000	66%
Professional fees	607,000	463,000	144,000	31%
Interest	309,000	70,000	239,000	341%
Taxes, licenses and registration	342,000	77,000	265,000	344%
Other administrative expenses	566,000	535,000	31,000	6%
	$26,513,000	$17,648,000	$8,865,000	50%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $5,456,000, or 43%, to $18,007,000 in the second quarter of fiscal year 2009 from $12,551,000 in the second quarter of fiscal year 2008.  The increase is primarily attributable to an increase in the related commission revenues from the vFinance merger and is consistent with the increase in commission revenues.  Commission expense includes the amortization of advances to registered representatives of $364,000 and $313,000 for the second quarter of fiscal years 2009 and 2008, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $729,000, or 32%, to $3,307,000 in the second quarter of fiscal year 2009 from $2,308,000 in the second quarter of fiscal year 2008.  The increase is primarily attributable to costs from vFinance due to the merger.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $237,000 and $108,000 in second quarter of fiscal years 2009 and 2008, respectively.  Overall, combined commission and employee compensation expense, as a percentage of total revenue decreased to 86% from 91% in the second quarter of fiscal year 2009 and 2008, respectively as a result of cost cutting plans implemented due to economic conditions.

Clearing fees increased $652,000 or 125%, to $1,174,000 in the second quarter of fiscal year 2009 from $522,000 in the second quarter of fiscal year 2008.  The increase in clearing fees is primarily attributable to costs from vFinance due to the merger.  The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in the second quarter of fiscal year 2009.

Communication expenses increased $778,000 or 308%, to $1,031,000 from $253,000 in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.  The increase is partly due to costs from vFinance due to the merger and the need for additional network connectivity between corporate offices.  Occupancy costs increased $571,000, or 66%, to $1,440,000 from $869,000 in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.  The increase in occupancy expense is due to annual rent increases contained in the Company’s office leases and the addition of rented office space due to the vFinance merger.

Professional fees increased $144,000, or 31%, to $607,000 from $463,000 in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.  The increase in professional fees is primarily a result of the filing of a registration statement and generally higher legal costs associated with the merger with vFinance.

Interest expense increased $239,000, or 341%, to $309,000 from $70,000 in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.  The increase in interest expense is attributable to new convertible notes issued in March and June of fiscal year 2008.  Included in interest expense is the amortization of deferred financing costs of $137,000 and $27,000 for the second quarter of fiscal years 2009 and 2008, respectively.  Taxes, licenses and registration increased $265,000, or 344%, to $342,000 from $77,000 in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.  The increase in taxes, licenses and registration is due to primarily to costs from vFinance due to the merger.  Other administrative expenses increased $31,000 or 6% to $566,000 from $535,000 in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.  The increase is primarily attributable to costs from vFinance due to the merger.

The Company reported a net loss of $1,927,000 in the second quarter of fiscal year 2009 compared to a net loss of $1,364,000 in the second quarter of fiscal year 2008.  The net loss attributable to common stockholders in the second quarter of fiscal year 2009 was $2,010,000, or $.12 per common share, as compared to a net loss attributable to common stockholders in the second quarter of fiscal year 2008 of $1,447,000, or $.17 per common share.  The net loss attributable to common stockholders for both the second quarter of fiscal year 2009 and 2008 reflects $83,000 of cumulative preferred stock dividends on the Company’s preferred stock.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

The Company’s first six months of fiscal year 2009 resulted in an increase in revenues, but a greater increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $3,070,000 compared with a net loss of $2,532,000 for the first six months of fiscal years 2009 and 2008, respectively.

	Six Months Ended
	March 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$28,119,000	$23,216,000	$4,903,000	21%
Net dealer inventory gains	13,914,000	7,833,000	6,081,000	78%
Investment banking	1,149,000	67,000	1,082,000	1615%
Interest and dividends	1,033,000	1,810,000	(777,000)	-43%
Transfer fees and clearance services	5,669,000	2,273,000	3,396,000	149%
Other	2,554,000	1,450,000	1,104,000	76%
	$52,438,000	$36,649,000	$15,789,000	43%

Total revenues increased $15,789,000, or 43%, in the first six months of fiscal year 2009 to $52,438,000 from $36,649,000 in the first six months of fiscal year 2008.  The increase in revenues is due primarily to the addition of vFinance revenues as a result of the merger.  Commission revenue increased $4,903,000, or 21%, to $28,119,000 from $23,216,000 during the first six months of fiscal year 2009 compared with the same period in fiscal year 2008, which is due primarily to the addition of vFinance revenues as a result of the merger.  Net dealer inventory gains which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $6,081,000, or 78%, to $13,914,000 from $7,833,000 during the first six months of fiscal year 2009 compared with the same period in fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

Investment banking revenue increased $1,082,000, or 1,615%, in the first six months of fiscal year 2009 to $1,149,000 from $67,000 in the first six months of fiscal year 2008.  These revenues were attributable to the closing of a small private placement as well as advisory and consulting services provided during the six month period.  Interest and dividend income decreased by $777,000 or 43%, to $1,033,000 from $1,810,000 in the first six months of fiscal year 2009 compared with the same period last year.  The decrease in interest income is attributable to generally lower customer margin account balances, lower customer free cash balances and lower prevailing interest rates during the quarter.  Transfer fees and clearance services increased $3,396,000 or 149%, to $5,669,000 in the first six months of fiscal year 2009 from $2,273,000 in the first six months of fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $1,104,000, or 76%, to $2,554,000 from $1,450,000 during the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

In comparison with the 43% increase in total revenues, total expenses increased 42% or $16,327,000 to $55,508,000 for the first six months of fiscal year 2009 compared to $39,181,000 in the first six months of fiscal year 2008.  The increase in total expenses is primarily a result of the addition of vFinance expenses as a result of the merger.

	Six Months Ended
	March 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$38,463,000	$28,754,000	$9,709,000	34%
Employee compensation	6,044,000	4,549,000	1,495,000	33%
Clearing fees	2,367,000	1,136,000	1,231,000	108%
Communications	1,893,000	608,000	1,285,000	211%
Occupancy and equipment costs	2,846,000	1,733,000	1,113,000	64%
Professional fees	1,370,000	1,051,000	319,000	30%
Interest	634,000	143,000	491,000	343%
Taxes, licenses and registration	602,000	207,000	395,000	191%
Other administrative expenses	1,289,000	1,000,000	289,000	29%
	$55,508,000	$39,181,000	$16,327,000	42%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $9,709,000, or 34%, to $ 38,463,000 in the first six months of fiscal year 2009 from $28,754,000 in the first six months of fiscal year 2008.  The increase is primarily attributable to an increase in the related commission revenues from the vFinance merger.  Commission expense includes the amortization of advances to registered representatives of $759,000 and $804,000 for the first six months of fiscal years 2009 and 2008, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $1,495,000, or 33%, to $6,044,000 in the first six months of fiscal year 2009 from $4,549,000 in the first six months of fiscal year 2008.  The increase is primarily attributable to costs from vFinance due to the merger.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $473,000 and $210,000 in first six months of fiscal years 2009 and 2008, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 85% from 91% in the first six months of fiscal year 2009 and 2008, respectively as a result of cost cutting plans implemented due to economic conditions.

Clearing fees increased $1,231,000 or 108%, to $2,367,000 in the first six months of fiscal year 2009 from $1,136,000 in the first six months of fiscal year 2008.  The increase in clearing fees is primarily attributable to costs from vFinance due to the merger.  The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in the first six months of fiscal year 2009.

Communication expenses increased $1,285,000 or 211%, to $1,893,000 from $608,000 in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008.  The increase is due to costs from vFinance due to the merger.  Occupancy costs increased $1,113,000, or 64%, to $2,846,000 from $1,733,000 in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008.  The increase in occupancy expense is due to annual rent increases contained in the Company’s office leases and the addition of rented office space due to the vFinance merger.

Professional fees increased $319,000, or 30%, to $1,370,000 from $1,051,000 in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008.  The increase in professional fees is primarily a result of the filing of a registration statement and generally higher legal costs associated with the merger with vFinance.

Interest expense increased $491,000, or 343%, to $634,000 from $143,000 in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008.  The increase in interest expense is attributable to new convertible notes issued in March and June of fiscal year 2008.  Included in interest expense is the amortization of deferred financing costs of $265,000 and $55,000 the first six months of fiscal years 2009 and 2008, respectively.  Taxes, licenses and registration increased $395,000, or 191%, to $602,000 from $207,000 in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008.  The increase in taxes, licenses and registration is due to primarily attributable to costs from vFinance due to the merger.  Other administrative expenses increased $289,000 or 29% to $1,289,000 from $1,000,000 in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008.  The increase is primarily attributable to costs from vFinance due to the merger.

The Company reported a net loss of $3,070,000 in the first six months of fiscal year 2009 compared to a net loss of $2,532,000 in the first six months of fiscal year 2008.  The net loss attributable to common stockholders in the first six months of fiscal year 2009 was $3,239,000, or $.20 per common share, as compared to a net loss attributable to common stockholders in the first six months of fiscal year 2008 of $2,701,000, or $.31 per common share.  The net loss attributable to common stockholders for both the first six months of fiscal year 2009 and 2008 reflects $169,000 of cumulative preferred stock dividends on the Company’s preferred stock.

NON-G.A.A.P. INFORMATION

Management considers EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three and six months ended March 31, 2009, EBITDA, as adjusted, was $(620,000) and ($432,000), respectively.  In the three and six months ended March 31, 2008, EBITDA, as adjusted, was ($957,000) and ($1,664,000),respectively.  This improvement of $337,000 and $1,232,000 in both the three and six months ended March 31, 2009 over 2008 result from increased revenues, lower average payout per dollar of commission earned, and a reduction of operating expenses.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income (loss), as reported	$(1,927,000)	$(1,364,000)	$(3,070,000)	$(2,532,000)
Interest expense	309,000	70,000	634,000	143,000
Taxes	33,000	40,000	77,000	106,000
Depreciation	200,000	44,000	362,000	101,000
Amortization	162,000	-	324,000	-
EBITDA	(1,223,000)	(1,210,000)	(1,673,000)	(2,182,000)
Non-cash compensation expense	237,000	20,000	473,000	29,000
Forgivable loan write down	366,000	233,000	768,000	489,000
EBITDA, as adjusted	$(620,000)	$(957,000)	$(432,000)	$(1,664,000)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended.

Liquidity and Capital Resources

For the periods ended March 31, 2009 and September 30, 2008, 52% and 54% of our total assets consisted of cash and cash equivalents, marketable securities owned and receivables from clearing brokers and other broker dealers.  The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.  Allocation of cash into marketable securities classes are dependent upon overall market activity, but the majority of our securities owned are in municipal securities and common stock.

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At March 31, 2008, National Securities’ net capital exceeded the requirement by $165,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000, and at March 31, 2009 the firms had excess net capital of $313,000 and $127,000, respectively.

Cash used in operations for the six months ended March 31, 2009 was $2,480,000 which was primarily due to our net loss of $3,069,000, an increase in marketable securities owned of $1,152,000, a decrease of the payable to broker dealers and clearing organizations of $419,000 and increase in other receivables of $385,000 partly due to an unsecured customer debit, and offset by a reduction in advances to registered representatives of $610,000, and an increase in accounts payable and accrued expenses of $735,000.

Investing activities used $343,000 due to the need to purchase fixed assets under mostly capital leases due to the move of our vFinance Boca Raton data center into a co-location in Miami, Florida.

Financing activities used $150,000 due to the repayment of part of the note to St. Cloud Capital Partners of $150,000.

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

Advances, dividend payments and other equity withdrawals from the Company’s subsidiary are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.  During the quarter ended March 31, 2009 the Company did not have any equity withdrawals.

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

National Securities entered into a secured demand note collateral agreement with an employee of National Securities and a former Director of the Company to borrow securities that can be used by the Company for collateral agreements.  In February 2008, upon the maturity of the previously issued note, National Securities and the holder entered into a new $500,000 secured demand note collateral agreement with a maturity date of March 1, 2009 at which time the holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share, with an expiration date of July 31, 2009.  The note collateral agreement automatically renewed on March 1, 2009 and is set to mature on March 1, 2010.

In February 2007, the Company completed a financing transaction under which certain investors purchased 10% promissory notes in the principal amount of $1.0 million, which notes matured in February 2009.  The Company recorded a debt discount of approximately $195,000 that is being charged to interest expense over the life of the debt.  The investment included $500,000 by Christopher C. Dewey and $250,000 by St. Cloud Capital Partners, L.P. (“St. Cloud”).  Mr. Dewey, and Marshall S. Geller, the Senior Managing Partner of St. Cloud, are each members of the Company’s board of directors.  In February 2009, we entered into forbearance agreements with the investors as previously reported on our Current Report on Form 8-K, as filed with the SEC on March 2, 2009, and on April 6, 2009 we amended our forbearance agreement with St. Cloud, as filed with the SEC on April 10, 2009.  The St. Cloud note was repaid in full on April 30, 2009.

On May 6, 2009, we entered into amendments to the existing forbearance agreements with the remaining investors, as previously reported on our Current Report on Form 8-K, as filed with the SEC on May 6, 2009, whereby the remaining investors agreed not exercise any of their rights under their notes until May 12, 2009.  On May 14, 2009, we entered into second amendments to the existing forbearance agreements with the remaining investors whereby the remaining investors agreed not exercise any of their rights under their notes until May 22, 2009.  As of the date here, such notes remain outstanding.

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

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations disclosed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2008.

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

The following table shows the quoted market values of marketable securities owned ("long") by the Company, securities sold but not yet purchased ("short") the Company, and net positions as of March 31, 2009:

	Long	Short	Net
Corporate stocks	$221,000	$10,000	$211,000
Corporate bonds	11,000	1,000	10,000
Government obligations	1,896,000	-	1,896,000
	$2,128,000	$11,000	$2,117,000

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2009, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to Note 6 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on March 16, 2009 as reported on the Company’s Current report on Form 8-K, filed with the SEC on March 19, 2009

ITEM 5. OTHER INFORMATION

On April 9, 2009, we announced that we entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”), with Fund.Com, Inc., a Delaware corporation (the “Investor”) whereby the Investor has agreed to provide $5 million in preferred stock financing (the “Financing”).

Under the terms of the Purchase Agreement, the Investor has agreed to purchase an aggregate of 5,000 shares of our to be created Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) at a purchase price of $1,000.00 per share, and warrants to purchase an aggregate of 25,333,333 shares of common stock (on an as-exercised basis) with an exercise price of $0.75 per share.   In connection with the Financing, the Investor provided us with an initial investment tranche of $500,000, as evidenced by the Company’s limited recourse promissory note, dated April 8, 2009 (the “Note”), which Note automatically converted on April 30, 2009 into 666,666 shares of common stock based on a $.75 per common share price.

On May 5, 2009, we entered into Amendment No. 1 to the Purchase Agreement which provides that the closing date of the transaction will be extended to May 29, 2009, subject to receipt by the Company of a good faith deposit from the Investor by May 11, 2009 in the amount of $200,000 for the payment of professional fees.   On May 14, 2009, we entered into Amendment No. 2 to the Purchase Agreement whereby we waived the $200,000 payment of professional fees and agreed to close the transaction no later than May 22, 2009.

On May 6, 2009, we entered into amendments to the existing forbearance agreements with the remaining investors, as previously reported on our Current Report on Form 8-K, as filed with the SEC on May 6, 2009, whereby the remaining investors agreed not exercise any of their rights under their notes until May 12, 2009.  On May 14, 2009, we entered into second amendments to the existing forbearance agreements with the remaining investors whereby the remaining investors agreed not exercise any of their rights under their notes until May 22, 2009.  As of the date here, such notes remain outstanding.

ITEM 6. EXHIBITS

4.7	Limited Recourse Promissory Note, dated April 8, 2009, to Fund.Com, Inc.
10.28	Securities Purchase Agreement, dated April 8, 2009, by and between National Holding Corporation and Fund.Com, Inc.
10.29	Amendment No. 1 to Securities Purchase Agreement, dated May 5, 2009, by and between National Holdings Corporation and Fund.Com, Inc.
10.30	Amendment No. 2 to Securities Purchase Agreement, dated May 14, 2009, by and between National Holdings Corporation and Fund.Com, Inc.
10.31	Amendment No. 1 to Forbearance Agreement, dated as of May 6, 2009, by and between National Holdings Corporation and Christopher C. Dewey.
10.32	Amendment No. 1 to Forbearance Agreement, dated as of May 6, 2009, by and between National Holdings Corporation and Bedford Oak Partners, L.P.
10.33	Amendment No.2 to Forbearance Agreement, dated as of May 14, 2009, by and between National Holdings Corporation and Christopher C. Dewey.
10.34	Amendment No.2 to Forbearance Agreement, dated as of May 14, 2009, by and between National Holdings Corporation and Bedford Oak Partners, L.P.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

May 14, 2009	By:	/s/ Mark Goldwasser
Mark Goldwasser Chief Executive Officer

May 14, 2009	By:	/s/ Alan B. Levin
Alan B. Levin Chief Financial Officer