Form 10-K/A
period 2008-09-30
NATIONAL HOLDINGS CORP
filed 2009-07-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):  Large Accelerated Filer ☐   Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. YES   NO

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES ☐  NO ☒

As of March 31, 2008, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $6,600,000 (calculated by excluding shares owned beneficially by directors, officers and 10% shareholders).  As of July 13, 2009 there were 17,150,704 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the Company’s Annual Meeting of Shareholders to be held on or about March 16, 2009 (the “Company’s 2009 Proxy Statement”) are incorporated by reference into Part III hereof.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 that we previously filed with the Securities and Exchange Commission on December 29, 2008. We are filing this Amendment No. 1 solely for the purpose of amending Part IV, Item 15, Exhibits 31.1 and 31.2 to include introductory language in paragraph 4 referring to internal control over financial reporting.

This Amendment No. 1 amends Exhibits 31.1 and 31.2 only. All other items and exhibits contained in the Form 10-K as filed on December 29, 2008 remain unchanged. This Amendment No. 1 does not reflect facts or events occurring after the original file date of December 29, 2008 nor modify (except as set forth above) or update the disclosures in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION (Registrant)

Date: July 13, 2009	By:	/s/Mark Goldwasser
Mark Goldwasser,
Chairman and Chief Executive Officer

Date: July 13, 2009	By:	/s/Alan B. Levin
Alan B. Levin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 13, 2009	By:	/s/Mark Goldwasser
Mark Goldwasser,
Chairman and Chief Executive Officer

Date: July 13, 2009	By:	/s/Leonard J. Sokolow
Leonard J. Sokolow
Vice Chairman and President

Date: July 13, 2009	By:	/s/Christopher C. Dewey
Christopher C. Dewey
Vice Chairman

Date: July 13, 2009	By:	/s/Marshall S. Geller
Marshall S. Geller, Director

Date: July 13, 2009	By:	/s/Robert W. Lautz, Jr.
Robert W. Lautz, Jr., Director

Date: July 13, 2009	By:	/s/Charles R. Modica
Charles R. Modica, Director

Date: July 13, 2009	By:	/s/Jorge A. Ortega
Jorge A. Ortega, Director