Form 10-Q/A
period 2008-12-31
NATIONAL HOLDINGS CORP
filed 2009-07-14
CIK 1023844

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 that we previously filed with the Securities and Exchange Commission on February 17, 2009. We are filing this Amendment No. 1 solely for the purpose of amending Part II, Item 6, Exhibits 31.1 and 31.2 to include introductory language in paragraph 4 referring to internal control over financial reporting.

This Amendment No. 1 amends Exhibits 31.1 and 31.2 only. All other items and exhibits contained in the Form 10-Q as filed on February 17, 2009 remain unchanged. This Amendment No. 1 does not reflect facts or events occurring after the original file date of February 17, 2009 nor modify (except as set forth above) or update the disclosures in any way.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

July 13, 2009	By: /s/ Mark Goldwasser
Mark Goldwasser Chief Executive Officer

July 13, 2009	By: /s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer