Form 10-Q/A
period 2008-12-31
NATIONAL HOLDINGS CORP
filed 2009-07-16
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
(Amendment No. 2)

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

As of July 15, 2009 there were 17,150,704 shares of the registrant's common stock outstanding.

Explanatory Note

This Amendment No. 2 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 that we previously filed with the Securities and Exchange Commission on February 17, 2009 and as amended on Form 10-Q/A that we previously filed with the Securities and Exchange Commission on July 14, 2009. We are filing this Amendment No. 2 solely for the purpose of amending and replacing the certifications of its chief executive officer and chief financial officer that were filed as Exhibits 31.1 and 31.2.  The certifications are being replaced to include language that was inadvertently omitted in the certifications as originally filed and in response to a comment letter provided to us by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission.

This Amendment No. 2 amends Exhibits 31.1 and 31.2 only. All other items and exhibits contained in the Form 10-Q as filed on February 17, 2009 or the Form 10-Q/A as filed on July 14, 2009 remain unchanged. This Amendment No. 2 does not reflect facts or events occurring after the original file date of February 17, 2009 nor modify (except as set forth above) or update the disclosures in any way.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

July 15, 2009	By:	/S/ MARK GOLDWASSER
Mark Goldwasser
Chief Executive Officer

July 15, 2009	By:	/S/ ALAN B. LEVIN
Alan B. Levin
Chief Financial Officer