Form 10-Q
period 2009-06-30
NATIONAL HOLDINGS CORP
filed 2009-08-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 12, 2009 there were 17,150,704 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2009

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition
as of June 30, 2009 and September 30, 2008	4

Unaudited Condensed Consolidated Statements of Operations for the
Three and nine months ended June 30, 2009 and 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three and nine months ended June 30, 2009 and 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 – Quantitative & Qualitative Disclosures About Market Risk	28

Item 4 – Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	30

Item 1a – Risk Factors	30

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3 – Defaults Upon Senior Securities	30

Item 4 – Submission of Matters to a Vote of Security Holders	31

Item 5 – Other Information	31

Item 6 – Exhibits	31

Signatures	31

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	June 30,	September 30,
	2009	2008
	(unaudited)	(see note below)

Cash	$5,921,000	$7,387,000
Deposits with clearing organizations	1,261,000	1,210,000
Receivables from broker dealers and clearing organizations	4,342,000	3,691,000
Other receivables, net of allowance for uncollectible accounts of $198,000
and $164,000 at June 30, 2009 and September 30, 2008, respectively	913,000	580,000
Advances to registered representatives	3,529,000	4,463,000
Securities owned - at fair market value	632,000	1,024,000
Fixed assets, net	1,290,000	1,243,000
Secured demand note	500,000	500,000
Intangible assets, net	2,484,000	2,950,000
Other assets	1,134,000	1,429,000
Total Assets	$22,006,000	$24,477,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to broker dealers and clearing organizations	$279,000	$730,000
Securities sold, but not yet purchased, at market	76,000	63,000
Accounts payable, accrued expenses and other liabilities	13,356,000	12,335,000
Convertible notes payable, net of debt discounts of $1,135,000 and
$1,431,000 at June 30, 2009 and September 30, 2008, respectively	4,865,000	4,569,000
Notes payable, net of debt discount of $0 and $41,000 at
June 30, 2009 and September 30, 2008, respectively	500,000	959,000
Total Liabilities	19,076,000	18,656,000

Subordinated borrowings	600,000	500,000

Stockholders' Equity
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares designated as Series A and 20,000 shares designated as Series B
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 42,957 shares issued and outstanding (liquidation preference: $4,295,700) at June 30, 2009 and 37,550 shares issued and
outstanding (liquidation preference: $3,755,000) at September 30, 2008	-	-
Series B 9% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation
preference: $0) at June 30, 2009 and September 30, 2008	-	-
Common stock, $.02 par value, 50,000,000 shares authorized; 17,150,704 shares issued and outstanding at June 30, 2009 and 16,421,538
shares issued and outstanding at September 30, 2008	342,000	328,000
Additional paid-in capital	40,211,000	39,279,000
Accumulated deficit	(38,223,000)	(34,286,000)
Total Stockholders' Equity	2,330,000	5,321,000

Total Liabilities and Stockholders' Equity	$22,006,000	$24,477,000

Note: The balance sheet at September 30, 2008 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	-------- Three Months Ended ---------		-------- Nine Months Ended ---------
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
Commissions	$22,337,000	$11,428,000	$50,308,000	$34,644,000
Net dealer inventory gains	5,077,000	3,202,000	19,016,000	11,035,000
Investment banking	896,000	1,210,000	2,046,000	1,277,000

Total commission and fee revenues	28,310,000	15,840,000	71,370,000	46,956,000

Interest and dividends	252,000	837,000	1,285,000	2,647,000
Transfer fees and clearing services	3,847,000	1,105,000	9,516,000	3,378,000
Other	1,121,000	897,000	3,783,000	2,347,000

Total Revenues	33,530,000	18,679,000	85,954,000	55,328,000

Expenses:
Commissions	26,061,000	14,695,000	64,524,000	43,449,000
Employee compensation and related expenses	2,985,000	1,786,000	9,029,000	6,334,000
Clearing fees	1,523,000	541,000	3,890,000	1,676,000
Communications	1,245,000	299,000	3,137,000	907,000
Occupancy and equipment costs	954,000	831,000	3,786,000	2,564,000
Professional fees	483,000	546,000	1,790,000	1,597,000
Interest	291,000	176,000	925,000	319,000
Taxes, licenses, registration	414,000	123,000	1,016,000	330,000
Other administrative expenses	442,000	591,000	1,795,000	1,590,000

Total Expenses	34,398,000	19,588,000	89,892,000	58,766,000

Net loss	(868,000)	(909,000)	(3,938,000)	(3,438,000)
Preferred stock dividends	(96,000)	(84,000)	(265,000)	(253,000)

Net loss attributable to common stockholders	$(964,000)	$(993,000)	$(4,203,000)	$(3,691,000)

Net loss per common share
Basic:
Net loss attributable to common stockholders	$(0.06)	$(0.12)	$(0.25)	$(0.43)
Diluted:
Net loss attributable to common stockholders	$(0.06)	$(0.12)	$(0.25)	$(0.43)
Weighted average number of shares outstanding
Basic	16,930,924	8,622,628	16,635,442	8,611,602
Diluted	16,930,924	8,622,628	16,635,442	8,611,602

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(3,938,000)	$(3,438,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	1,017,000	146,000
Amortization of deferred financing costs	41,000	15,000
Amortization of note discount	296,000	98,000
Compensatory element of common stock options issuance	678,000	361,000
Unrealized loss on securities owned	(142,000)	-
Changes in assets and liabilities
Deposits with clearing organizations	(51,000)	-
Receivables from broker-dealers, clearing organizations and others	(651,000)	891,000
Other receivables	(333,000)	-
Advances to registered representatives	934,000	-
Securities owned: marketable, at market value	541,000	850,000
Securities owned: non-marketable, at fair value	(7,000)	-
Other assets	295,000	(133,000)
Accounts payable and accrued expenses	1,022,000	(3,748,000)
Payable to broker dealers and clearing organizations	(451,000)	-
Securities sold, but not yet purchased, at market	13,000	229,000
Net cash used in operating activities	(736,000)	(4,729,000)

Cash flows from investing activities
Purchase of fixed assets	(598,000)	(142,000)
Net cash used in investing activities	(598,000)	(142,000)

Cash flows from financing activities
Repayment of notes payable	(500,000)	-
Net proceeds from issuance of convertible notes payable	-	6,000,000
Net proceeds from subordinated borrowings	100,000	-
Proceeds from sale of common stock	502,000	(181,000)
Costs associated with sale of common stock	(234,000)	(449,000)
Exercise of stock options	-	8,000
Net cash (used in) provided by financing activities	(132,000)	5,378,000

Net decrease (increase) in cash	(1,466,000)	507,000

Cash balance
Beginning of the period	7,387,000	4,957,000
End of the period	$5,921,000	$5,464,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$574,000	$162,000
Income taxes	$80,000	$37,000

Supplemental disclosures of noncash financing activities
Warrants issued in connection with debt	$-	$1,184,000
Preferred stock dividends	$676,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements as of June 30, 2009 and for the periods ended June 30, 2009 and June 30, 2008 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

Through its Broker Dealer Subsidiaries, the Company offers (1) full service brokerage servicing approximately 45,000 accounts, consisting of retail, high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 3,500 micro and small cap stocks and provides liquidity in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority, Inc. ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  vFinance Investments is also a member of the National Futures Association ("NFA").

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations”. The primary requirements of SFAS 141(R) are as follows:
•
upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target—as a consequence, the current step acquisition model will be eliminated;

•
contingent consideration arrangements will be fair valued at the acquisition date and included in the purchase price consideration—the concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable;

•
for prior business combinations, adjustments for recognized changes in acquired tax uncertainties are to be recognized in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109,” and adjustments for recognized changes in the valuation allowance for acquired deferred tax assets are to be recognized in income tax expense in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes;” and

•	all transaction costs will be expensed as incurred.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues raised about the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity and any changes in the parent’s ownership interest (in which control is retained) are to be accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS 160 will have on our financial condition, results of operations, and disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our financial condition, results of operations and disclosures.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
-Continued-

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement is not expected to change existing practices but rather reduce the complexity of financial reporting. This statement was effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The provisions in SFAS 162 did not have a material impact on our financial condition, results of operations, or disclosures.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies whether unvested share-based payment awards that entitle holders to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not believe the adoption of FSP EITF 03-6-1 will have a material impact on our calculation of earnings per share and related disclosures.

In April 2009, in response to the current credit crisis, FASB issued three new FSPs to address fair value measurement concerns as follows:
•
FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance on measuring the fair value of financial instruments when market activity has decreased and quoted prices may reflect distressed transactions;

•
FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”), amends the other-than-temporary impairment guidance for debt securities. Under FSP FAS 115-2 and 124-2, an other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security. If an entity does not intend to sell the security, credit related losses on debt securities that exist will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income; and

•
FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), expands the fair value disclosures required for financial instruments to interim reporting periods for publicly traded companies, including disclosure of the significant assumptions used to estimate the fair value of those financial instruments.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
-Continued-

FSP 157-4 and FSP FAS 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and are effective for us during our annual period ending August 31, 2009. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009 only if all three FSPs are adopted together. We have not elected to early adopt these FSPs. We do not believe that the adoption of FSP FAS 157-4, FSP FAS 115-2 and 124-2, and FSP FAS 107-1 and APB 28-1 will have a material impact on our financial condition, results of operations, and disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  We do not believe that the adoption of SFAS 165 will have a material impact on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact that the adoption of SFAS 166 will have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 167 will have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification will not have an impact on our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

NOTE 4. STOCK BASED COMPENSATION

Effective October 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.”  This statement is a revision of SFAS Statement No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance.  SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.   The Company granted 40,000 and 180,000 options during the nine months ended June 30, 2009 and June 30, 2008, respectively.  A charge of approximately $237,000 and $710,000 was recorded in the three and nine months ended June 30, 2009, respectively, and a charge of approximately $149,000 and $361,000 was recorded in the three and nine months ended June 30, 2008, respectively, relating to the amortization of the fair value associated with stock option grants and restricted stock grants.

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

A summary of the stock option activity as of June 30, 2009, and changes during the nine month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding at September 30, 2008	6,887,640	$1.58	3.98	$-
Granted	50,000	$0.64	5.00
Expired	467,675	$1.52	0.95
Outstanding at June 30, 2009	6,469,965	$1.58	3.38	$-
Exerciseable at June 30, 2009	3,372,524	$1.48	2.46	$-

As of June 30, 2009, there was approximately $1,000,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements.  The Company has experienced a historic forfeiture rate of approximately 38% on previously granted stock options and expects that future forfeitures will be consistent with this experience.

NOTE 4. STOCK BASED COMPENSATION
 - Continued –

A summary of the status of the Company’s non-vested shares as of June 30, 2009, and changes during the three month period then ended is presented below:

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2008	3,828,774	$0.92
Granted	50,000	0.61
Vested	(489,131)	0.85
Expired	(292,202)	0.92
Nonvested at June 30, 2009	3,097,441	0.79

NOTE 5. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of securities owned by the Company as of June 30, 2009 and September 30, 2008 respectively:

	Securities owned
	June 30, 2009	September 30, 2008
Corporate stocks	$88,000	$454,000
Corporate bonds	68,000	6,000
Government obligations	422,000	516,000
Restricted Securities	54,000	48,000
	$632,000	$1,024,000

The following table shows the quoted market values of securities sold, but not yet purchased by the Company as of June 30, 2009 and September 30, 2008 respectively:

	Securities sold, but
	not yet purchased
	June 30, 2009	September 30, 2008
Corporate stocks	$76,000	$9,000
Corporate bonds	-	10,000
Government obligations	-	44,000
	$76,000	$63,000

NOTE 5. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED
- Continued -

Fair Value Measurements

As of June 30, 2009

Securities owned at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$88,000	$-	$-	$88,000
Corporate bonds	68,000	-	-	68,000
Government obligations	422,000	-	-	422,000
Restricted stock	-	54,000	-	54,000
	$578,000	$54,000	$-	$632,000

Securities sold, but
not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$76,000	$-	$-	$76,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
	$76,000	$-	$-	$76,000

As of September 30, 2008

Securities owned at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$454,000	$-	$-	$454,000
Corporate bonds	6,000	-	-	6,000
Government obligations	516,000	-	-	516,000
Restricted stock	-	48,000	-	48,000
	$976,000	$48,000	$-	$1,024,000

Securities sold, but
not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$9,000	$-	$-	$9,000
Corporate bonds	10,000	-	-	10,000
Government obligations	44,000	-	-	44,000
	$63,000	$-	$-	$63,000

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2009, the Company’s office lease on its Military Trail office in Boca Raton, Florida had expired.  Thereafter, the Company made arrangements with the landlord of this space to holdover until April 30, 2009 paying rent on a month to month basis at the then current rate per square foot.

In March 2009, the Company negotiated a simultaneous termination of its existing lease for the 1200 North Federal Highway Location and a new lease for the same space.  This resulted in a savings of approximately $350,000.  The Company relocated all of its employees from its Military Trail office to this location in May.  The new lease terminates on August 15, 2015 and the Landlord provided a rent holiday for the first four months of the lease and reimbursement of build-out costs to a maximum of $150,000.

Litigation and Regulatory Matters

On March 4, 2008, vFinance received a customer arbitration (FINRA Case No.08-00472) from Donald and Patricia Halfmann, alleging that Jeff Lafferty, a former registered representative of vFinance, misappropriated approximately $110,000 of the Halfmanns' funds via check alteration, and that vFinance ought to be liable for an additional $150,000 for other dishonest and fraudulent acts committed after he left vFinance.  On August 6, 2009 the arbitrators’ ruled that vFinance Investments must pay for losses, interest, attorneys costs and punitive damages totaling approximately $780,000.  The firm has made a claim against its fidelity bond carrier, and is completing its analysis as to whether to seek to have the entire arbitration award, or any part of that award, vacated.

In October, 2008, vFinance and others were named as defendants in a civil action (Case No. 09-CV-9008 United Stated District Court, Southern District of New York), wherein The Pinnacle Fund, L.P. and others alleged securities law violations and other causes of action stemming from a private placement transaction into a public company which vFinance acted as placement agent.  Plaintiffs alleged damages in excess of $12,000,000 in compensatory damages.  vFinance asserted its indemnification rights against a one of the co-defendants, and has thus far received reimbursement of most of the attorneys fees and costs incurred.  The parties have reached a settlement and the action was dismissed with prejudice and vFinance Investments, Inc. was indemnified as to all costs in this matter.

The Company’s subsidiaries are defendants in various arbitrations and administrative proceedings, lawsuits and claims together alleging damages in excess of $11,100,000.   The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may be less than $450,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2009 and 2008, is $290,000 and $40,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $176,000 and $170,000 for the third quarter of fiscal year 2009 and 2008, respectively, and $460,000 and $660,000 for the first nine months of fiscal year 2009 and 2008, respectively.

NOTE 7. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.  In the quarter and nine months ended June 30, 2009, the Company accumulated $96,000 and $265,000, respectively, of dividends on its Series A preferred stock.  In March 2009, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 5,407 shares of Series A preferred stock, in payment of approximately $676,000 of dividends accrued through March 31, 2009. At June 30, 2009, the accumulated dividend on the Company’s 42,957 issued and outstanding shares of Series A preferred stock was $96,000.

NOTE 8. LOSS PER COMMON SHARE

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

For both the three and nine month periods ended June 30, 2009, 12,163,057 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.  For both the three and nine month periods ended June 30, 2008, 10,014,750 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the common share equivalents that were excluded from the calculation:

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Stock options	3,373,524	2,092,000	3,373,524	2,092,000
Warrants	1,977,973	1,543,750	1,977,973	1,543,750
Assumed conversion of:
Series A Preferred Stock	3,436,560	3,004,000	3,436,560	3,004,000
Notes	3,375,000	3,375,000	3,375,000	3,375,000

Dilutive potential common shares	12,163,057	10,014,750	12,163,057	10,014,750

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of June 30, 2009 and September 30, 2008, respectively, consist of the following:

	June 30, 2009	September 30, 2008

Commissions payable	$7,198,000	$6,537,000
Deferred clearing fee credits	508,000	578,000
Telecommunications vendors payable	176,000	209,000
Legal payable	758,000	646,000
Deferred rent payable	259,000	313,000
Accrued compensation	651,000	679,000
Capital lease liability	778,000	613,000
Other vendors	3,028,000	2,760,000
Total	$13,356,000	$12,335,000

NOTE 10. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  The alternative method precludes National Securities from having to maintain a ratio of aggregate indebtedness to net capital.  At June 30, 2009, National Securities had net capital of approximately $542,000 which exceeded its requirement by approximately $261,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000.  In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At June 30, 2009, vFinance Investments had net capital of approximately $1,421,000 which was approximately $421,000 in excess of its required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 471%.  At June 30, 2009, EquityStation had net capital of approximately $211,000 which was approximately $111,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 251%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

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

NOTE 11. PRO FORMA

Had the acquisition of vFinance, Inc. occurred on October 1, 2007, the results would have been as follows:

For the nine
months ended
June 30, 2008
Total Revenue	$94,172,000
Net loss	(7,544,000)
Basic and diluted loss per common share	(0.71)

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

Each of the Broker Dealer Subsidiaries is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”) and is a member of the Securities Investor Protection Corporation (“SIPC”).  vFinance Investments is also subject to regulation by the National Futures Association (“NFA”). In addition, each of the Broker Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico, with vFinance Investments also being licensed in the U.S. Virgin Islands.

As of June 30, 2009, we had approximately 918 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 84 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 70% - 90%.

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

Since July 1, 2008, our management team has been focused on the task of eliminating duplicative overhead and services, and eliminating unnecessary costs in an effort to improve bottom line performance.  As of the date of this report, the Company has made considerable progress on cost cutting measures, and these savings are exceeding $6 million dollars on an annualized basis.  We fully intend to continue our efforts to conserve capital and keep costs low in an effort to improve the Company’s profitability.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The Company’s third quarter of fiscal year 2009 resulted in an increase in revenues, but a greater increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $868,000 compared with a net loss of $909,000 for the third quarters of fiscal years 2009 and 2008, respectively.

	Three Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$22,337,000	$11,428,000	$10,909,000	95%
Net dealer inventory gains	5,077,000	3,202,000	1,875,000	59%
Investment banking	896,000	1,210,000	(314,000)	-26%
Interest and dividends	252,000	837,000	(585,000)	-70%
Transfer fees and clearance services	3,847,000	1,105,000	2,742,000	248%
Other	1,121,000	897,000	224,000	25%
	$33,530,000	$18,679,000	$14,851,000	80%

Total revenues increased $14,851,000, or 80%, in the third quarter of fiscal year 2009 to $33,530,000 from $18,679,000 in the third quarter of fiscal year 2008.  Commission revenue increased $10,909,000, or 95%, to $22,337,000 from $11,428,000 during the third quarter of fiscal year 2009 compared with the same period in fiscal year 2008.  Net dealer inventory gains which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $1,875,000, or 59%, to $5,077,000 from $3,202,000 during the third quarter of fiscal year 2009 compared with the same period in fiscal year 2008.  The increase in total revenues, commission revenues and net dealer inventory gains were all primarily due to the addition of vFinance revenues as a result of the merger.

Investment banking revenue decreased $314,000, or 26%, in the third quarter of fiscal year 2009 to $896,000 from $1,210,000 in the third quarter of fiscal year 2008.  This decrease in revenues was primarily attributed to less favorable market conditions during the quarter in comparison to the same quarter of last year.  The Company completed a capital raise during the third quarter of 2009, and received modest fee income.  Interest and dividend income decreased by $585,000 or 70%, to $252,000 from $837,000 in the third quarter of fiscal year 2009 compared with the same period last year.  The decrease in interest income is attributable to generally lower customer margin account balances, lower customer free cash balances and lower prevailing interest rates during the quarter.  Transfer fees and clearance service fee income increased $2,742,000 or 248%, to $3,847,000 in the third quarter of fiscal year 2009 from $1,105,000 in the third quarter of fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $224,000, or 25%, to $1,121,000 from $897,000 during the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

In comparison with the 80% increase in total revenues, total expenses increased 76% or $14,810,000 to $34,398,000 for the third quarter of fiscal year 2009 compared to $19,588,000 in the third quarter of fiscal year 2008.  The increase in total expenses is primarily a result of the addition of vFinance expenses as a result of the merger.

	Three Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$26,061,000	$14,695,000	$11,366,000	77%
Employee compensation	2,985,000	1,786,000	1,199,000	67%
Clearing fees	1,523,000	541,000	982,000	182%
Communications	1,245,000	299,000	946,000	316%
Occupancy and equipment costs	954,000	831,000	123,000	15%
Professional fees	483,000	546,000	(63,000)	-12%
Interest	291,000	176,000	115,000	65%
Taxes, licenses and registration	414,000	123,000	291,000	237%
Other administrative expenses	442,000	591,000	(149,000)	-25%
	$34,398,000	$19,588,000	$14,810,000	76%

Commission expense, which primarily includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $11,366,000, or 77%, to $ 26,061,000 in the third quarter of fiscal year 2009 from $14,695,000 in the third quarter of fiscal year 2008.  The increase is primarily attributable to an increase in the related commission revenues from the vFinance merger and is consistent with the increase in commission revenues.  Commission expense includes the amortization of advances to registered representatives of $391,000 and $240,000 for the third quarter of fiscal years 2009 and 2008, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with our Broker Dealer Subsidiaries.

Employee compensation expense increased $1,199,000, or 67%, to $2,985,000 in the third quarter of fiscal year 2009 from $1,786,000 in the third quarter of fiscal year 2008.  The increase is primarily attributable to costs from vFinance due to the merger.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $237,000 and $149,000 in third quarter of fiscal years 2009 and 2008, respectively.  Overall, combined commission and employee compensation expense, as a percentage of total revenue decreased to 87% from 88% in the third quarter of fiscal year 2009 and 2008, respectively as a result of cost cutting plans implemented due to economic conditions.

Clearing fees increased $982,000 or 182%, to $1,523,000 in the third quarter of fiscal year 2009 from $541,000 in the third quarter of fiscal year 2008.  The increase in clearing fees is primarily attributable to costs from vFinance due to the merger.  The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in the third quarter of fiscal year 2009 and new fees charged by the Company’s clearings firms.

Communication expenses increased $946,000 or 316%, to $1,245,000 from $299,000 in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.  The increase is partly due to costs from vFinance due to the merger and the need for additional network connectivity between corporate offices.  Occupancy costs increased $123,000, or 15%, to $954,000 from $831,000 in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.  The increase in occupancy expense is due to annual rent increases contained in the Company’s office leases and the addition of rented office space due to the vFinance merger.  The Company anticipates a savings of in excess of $600,000 on an annualized basis as a result of eliminating one of it leased spaces in Boca Raton, Florida in May 2009.

Professional fees decreased $63,000, or 12%, to $483,000 from $546,000 in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.  The decrease in professional fees is primarily a result of higher than normal professional fees in the third quarter of 2008 due to legal costs incurred in the defense of an arbitration, in addition to costs incurred for the merger and the filing of a registration statement.

Interest expense increased $115,000, or 65%, to $291,000 from $176,000 in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.  The increase in interest expense is attributable to new convertible notes issued in June of fiscal year 2008.  Included in interest expense is the amortization of deferred financing costs of $110,000 and $58,000 for the third quarter of fiscal years 2009 and 2008, respectively.  Taxes, licenses and registration increased $291,000, or 237%, to $414,000 from $123,000 in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.  The increase in taxes, licenses and registration is due to primarily to costs from vFinance due to the merger.  Other administrative expenses decreased $149,000 or 25% to $442,000 from $591,000 in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.  The decrease is primarily attributable to costs from vFinance due to the merger.

The Company reported a net loss of $868,000 in the third quarter of fiscal year 2009 compared to a net loss of $909,000 in the third quarter of fiscal year 2008.  The net loss attributable to common stockholders in the third quarter of fiscal year 2009 was $964,000, or $0.06 per common share, as compared to a net loss attributable to common stockholders in the third quarter of fiscal year 2008 of $993,000, or $.12 per common share.  The net loss attributable to common stockholders for the third quarter of fiscal year 2009 and 2008 reflects $96,000 and $84,000, respectively, of cumulative preferred stock dividends on the Company’s preferred stock.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

The Company’s first nine months of fiscal year 2009 resulted in an increase in revenues, but a greater increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $3,937,000 compared with a net loss of $3,438,000 for the first nine months of fiscal years 2009 and 2008, respectively.

	Nine Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$50,308,000	$34,644,000	$15,664,000	45%
Net dealer inventory gains	19,016,000	11,035,000	7,981,000	72%
Investment banking	2,046,000	1,277,000	769,000	60%
Interest and dividends	1,285,000	2,647,000	(1,362,000)	-51%
Transfer fees and clearance services	9,516,000	3,378,000	6,138,000	182%
Other	3,783,000	2,347,000	1,436,000	61%
	$85,954,000	$55,328,000	$30,626,000	55%

Total revenues increased $30,626,000, or 55%, in the first nine months of fiscal year 2009 to $85,954,000 from $55,328,000 in the first nine months of fiscal year 2008.  The increase in revenues is due primarily to the addition of vFinance revenues as a result of the merger.  Commission revenue increased $15,664,000, or 45%, to $50,308,000 from $34,644,000 during the first nine months of fiscal year 2009 compared with the same period in fiscal year 2008, which is due primarily to the addition of vFinance revenues as a result of the merger.  Net dealer inventory gains which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $7,981,000, or 72%, to $19,016,000 from $11,035,000 during the first nine months of fiscal year 2009 compared with the same period in fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

Investment banking revenue increased $769,000, or 60%, in the first nine months of fiscal year 2009 to $2,046,000 from $1,277,000 in the first nine months of fiscal year 2008.  These revenues were attributable to the closing of a few smaller private placements as well as advisory and consulting services provided during the nine month period.  Interest and dividend income decreased by $1,362,000 or 51%, to $1,285,000 from $2,647,000 in the first nine months of fiscal year 2009 compared with the same period last year.  The decrease in interest income is attributable to generally lower customer margin account balances, lower customer free cash balances and lower prevailing interest rates during the quarter.  Transfer fees and clearance services increased $6,138,000 or 182%, to $9,516,000 in the first nine months of fiscal year 2009 from $3,378,000 in the first nine months of fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $1,436,000, or 61%, to $3,783,000 from $2,347,000 during the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008.  The increase is due primarily to the addition of vFinance revenues as a result of the merger.

In comparison with the 55% increase in total revenues, total expenses increased 53% or $31,126,000 to $89,892,000 for the first nine months of fiscal year 2009 compared to $58,766,000 in the first nine months of fiscal year 2008.  The increase in total expenses is primarily a result of the addition of vFinance expenses as a result of the merger.

	Nine Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	64,524,000	$43,449,000	$21,075,000	49%
Employee compensation	9,029,000	6,334,000	2,695,000	43%
Clearing fees	3,890,000	1,676,000	2,214,000	132%
Communications	3,137,000	907,000	2,230,000	246%
Occupancy and equipment costs	3,786,000	2,564,000	1,222,000	48%
Professional fees	1,790,000	1,597,000	193,000	12%
Interest	925,000	319,000	606,000	190%
Taxes, licenses and registration	1,016,000	330,000	686,000	208%
Other administrative expenses	1,795,000	1,590,000	205,000	13%
	$89,892,000	$58,766,000	$31,126,000	53%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $21,075,000, or 49%, to $64,524,000 in the first nine months of fiscal year 2009 from $43,449,000 in the first nine months of fiscal year 2008.  The increase is primarily attributable to an increase in the related commission revenues from the vFinance merger.  Commission expense includes the amortization of advances to registered representatives of $1,158,000 and $1,044,000 for the first nine months of fiscal years 2009 and 2008, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with our Broker Dealer Subsidiaries.

Employee compensation expense increased $2,695,000, or 43%, to $9,029,000 in the first nine months of fiscal year 2009 from $6,334,000 in the first nine months of fiscal year 2008.  The increase is primarily attributable to costs from vFinance due to the merger.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $730,000 and $442,000 in first nine months of fiscal years 2009 and 2008, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 86% from 90% in the first nine months of fiscal year 2009 and 2008, respectively as a result of cost cutting plans implemented due to economic conditions.

Clearing fees increased $2,214,000 or 132%, to $3,890,000 in the first nine months of fiscal year 2009 from $1,676,000 in the first nine months of fiscal year 2008.  The increase in clearing fees is primarily attributable to costs from vFinance due to the merger.  The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in the first nine months of fiscal year 2009.

Communication expenses increased $2,230,000 or 246%, to $3,137,000 from $907,000 in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008.  The increase is due to costs from vFinance due to the merger.  Occupancy costs increased $1,222,000, or 48%, to $3,786,000 from $2,564,000 in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008.  The increase in occupancy expense is due to annual rent increases contained in the Company’s office leases and the addition of rented office space due to the vFinance merger.

Professional fees increased $193,000, or 12%, to $1,790,000 from $1,597,000 in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008.  The increase in professional fees is primarily a result of the filing of a registration statement and slightly higher legal costs associated with the merger with vFinance.

Interest expense increased $606,000, or 190%, to $925,000 from $319,000 in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008.  The increase in interest expense is attributable to new convertible notes issued in March and June of fiscal year 2008.  Included in interest expense is the amortization of deferred financing costs of $337,000 and $113,000 the first nine months of fiscal years 2009 and 2008, respectively.  Taxes, licenses and registration increased $686,000, or 208%, to $1,016,000 from $330,000 in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008.  The increase in taxes, licenses and registration is due to primarily attributable to costs from vFinance due to the merger.  Other administrative expenses increased $205,000 or 13% to $1,795,000 from $1,590,000 in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008.  The increase is primarily attributable to costs from vFinance due to the merger.

The Company reported a net loss of $3,938,000 in the first nine months of fiscal year 2009 compared to a net loss of $3,438,000 in the first nine months of fiscal year 2008.  The net loss attributable to common stockholders in the first nine months of fiscal year 2009 was $4,203,000 or $0.25 per common share, as compared to a net loss attributable to common stockholders in the first nine months of fiscal year 2008 of $3,691,000, or $.43 per common share.  The net loss attributable to common stockholders for the first nine months of fiscal year 2009 and 2008 reflects $265,000 and $253,000, respectively, of cumulative preferred stock dividends on the Company’s preferred stock.

NON-G.A.A.P. INFORMATION

Management considers EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three and nine months ended June 30, 2009, EBITDA, as adjusted, was $431,000 and $($21,000), respectively.  In the three and nine months ended June 30, 2008, EBITDA, as adjusted, was ($274,000) and ($1,935,000), respectively.  This improvement of $705,000 and $1,914,000 in both the three and nine months ended June 30, 2009 over 2008 result from increased revenues, lower average payout per dollar of commission earned, and significant reductions in operating expenses.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income loss, as reported	$(868,000)	$(909,000)	$(3,938,000)	$(3,438,000)
Interest expense	291,000	176,000	926,000	319,000
Taxes	29,000	63,000	106,000	169,000
Depreciation	189,000	45,000	551,000	146,000
Amortization	162,000	-	466,000	-
EBITDA	(197,000)	(625,000)	(1,889,000)	(2,804,000)
Non-cash compensation expense	237,000	54,000	710,000	83,000
Forgivable loan write down	391,000	297,000	1,158,000	786,000
EBITDA, as adjusted	$431,000	$(274,000)	$(21,000)	$(1,935,000)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended.

Liquidity and Capital Resources

For the periods ended June 30, 2009 and September 30, 2008, 55% and 54% of our total assets consisted of cash and cash equivalents, marketable securities owned and receivables from clearing brokers and other broker dealers.  The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.  Allocation of cash into marketable securities classes are dependent upon overall market activity, but the majority of our securities owned are in municipal securities and common stock.

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At June 30, 2008, National Securities’ net capital exceeded the requirement by $261,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000, and at June 30, 2009 the firms had excess net capital of $421,000 and $111,000, respectively.

Cash used in operations for the nine months ended June 30, 2009 was $736,000 which was primarily due to our net loss of $3,938,000, reduced by non cash adjustments of $1,017,000 in depreciation and amortization and $678,000 in stock compensation expense.  An increase in receivables from our clearing firms of $651,000, an increase in other receivables of $333,000, and a decrease of the payable to broker dealers and clearing organizations of $451,000 further decreased cash but was offset by an increase in accounts payable and accrued expenses of $1,021,000, a decrease in advances to brokers of $934,000 and a decrease in long securities owned at market value of $541,000.  Investing activities used $598,000 due to the need to purchase fixed assets under mostly capital leases due to the move of our vFinance Boca Raton data center into a co-location in Miami, Florida and the move of our Boca Raton office to a new location.

Financing activities used $132,000 due in part to the repayment of indebtedness to certain principal stockholders of $500,000.  But a private placement of our securities (net of costs) and securing a subordinated loan brought in about $368,000.

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

Advances, dividend payments and other equity withdrawals from the Company’s subsidiary are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.  During the quarter ended June 30, 2009 the Company did not have any equity withdrawals.

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

On May 6, 2009, we entered into amendments to the existing forbearance agreements with the remaining investors, as previously reported on our Current Report on Form 8-K, as filed with the SEC on May 6, 2009, whereby the remaining investors agreed not exercise any of their rights under their notes until May 12, 2009. On May 14, 2009, we entered into second amendments to the existing forbearance agreements with the remaining investors whereby the remaining investors agreed not exercise any of their rights under their notes until May 22, 2009.  On May 29, 2009 we repaid $250,000 owed to Bedford Oak Partners, L.P., a principal stockholder of the Company, and on May 29, 2009 we entered into a third amendment to the forbearance agreement with Mr. Dewey as previously reported on our Current Report on Form 8-K, as filed with the SEC on May 29, 2009, whereby Mr. Dewey agreed to not exercise any of his rights under his note until June 1, 2010 and agreed to lower the interest rate on his note from 10% to 7% per annum.

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

In June 2009, National Securities was approved by the FINRA to receive a Subordinated loan from Legent Clearing for $100,000.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent, to clear a portion of the business.  This loan is forgivable after one year and National Securities bringing over a certain number of assets to the Legent clearing platform.

Contractual Obligations

In May 2009 the Company ceased using its Military Trail office in Boca Raton, Florida and relocated all of its employees from this location to space it already had under lease on North Federal Highway in Boca Raton.  The original lease on the Federal Highway location was terminated and a new lease was signed for the Company to begin use in May.  In addition to extending the term of the lease by approximately one year, the Landlord gave a rent holiday for the first four months of the lease and provided reimbursement of build-out costs to a maximum of $150,000.

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

The following table shows the quoted market values of marketable securities owned ("long") and securities sold but not yet purchased ("short") the Company as of June 30, 2009:

	Long	Short
Corporate stocks	$88,000	$76,000
Corporate bonds	68,000	-
Government obligations	422,000	-
	$578,000	$76,000

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in internal controls.

We have continually had in place systems relating to internal control over financial reporting.  There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the last fiscal quarter to which this Quarterly Report on Form 10-Q relates that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 4, 2008, vFinance received a customer arbitration (FINRA Case No.08-00472) from Donald and Patricia Halfmann, alleging that Jeff Lafferty, a former registered representative of vFinance, misappropriated approximately $110,000 of the Halfmanns' funds via check alteration, and that vFinance ought to be liable for an additional $150,000 for other dishonest and fraudulent acts committed after he left vFinance.  On August 6, 2009 the arbitrators’ ruled that vFinance Investments must pay for losses, interest, attorneys costs and punitive damages totaling approximately $780,000.  The firm has made a claim against its fidelity bond carrier, and is completing its analysis as to whether to seek to have the entire arbitration award, or any part of that award, vacated.

In October, 2008, vFinance and others were named as defendants in a civil action (Case No. 09-CV-9008 United Stated District Court, Southern District of New York), wherein The Pinnacle Fund, L.P. and others alleged securities law violations and other causes of action stemming from a private placement transaction into a public company which vFinance acted as placement agent.  Plaintiffs alleged damages in excess of $12,000,000 in compensatory damages.  vFinance asserted its indemnification rights against a one of the co-defendants, and has thus far received reimbursement of most of the attorneys fees and costs incurred.  The parties have reached a settlement and the action was dismissed with prejudice and vFinance Investments, Inc. was indemnified as to all costs in this matter.

During the quarter ended June 30, 2009, there were no other significant developments in the Company’s legal proceedings except those already discussed in Note 6 to the financial statements entitled Commitments and Contingencies.  For a detailed discussion of the Company’s legal proceedings, please refer to Note 6 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.34	Amendment No.2 to Forbearance Agreement, dated as of May 29, 2009, by and between National Holdings Corporation and Christopher C. Dewey.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

August 14, 2009		/s/ Mark Goldwasser
Mark Goldwasser Chief Executive Officer

August 14, 2009	By:	/s/ Alan B. Levin
Alan B. Levin Chief Financial Officer