Form 10-K
period 2009-09-30
NATIONAL HOLDINGS CORP
filed 2009-12-29
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2009
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

As of March 31, 2009, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $8,939,048 (calculated by excluding shares owned beneficially by directors, officers and 10% shareholders).  As of December 29, 2009 there were 17,151,704 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the Company’s Annual Meeting of Shareholders to be held on or about March 17, 2010 (the “Company’s 2010 Proxy Statement”) are incorporated by reference into Part III hereof.

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

You should also consider carefully the statements under "Risk Factors" and other sections of this Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

Item 1. BUSINESS

General

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, is a financial services organization, operating primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”) (collectively, the “Broker Dealer Subsidiaries”).  The Broker Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.  On March 15, 2006, the Company changed its name from “Olympic Cascade Financial Corporation” to “National Holdings Corporation.”  On July 1, 2008, National consummated a merger with vFinance, Inc. (“vFinance”).

Through its Broker Dealer Subsidiaries, the Company (1) offers full service retail brokerage to approximately 45,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 4,000 micro and small cap stocks and provides liquidity in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  vFinance Investments is also a member of the National Futures Association ("NFA").

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

In the third quarter of fiscal year 2006, we formed a wholly owned subsidiary, National Insurance Corporation, a Washington corporation ("National Insurance").  National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.  National Insurance finalized certain requisite state registrations during the second quarter of fiscal year 2007 and commenced business operations that to date have been de minimis.

vFinance Lending Services, Inc. (“vFinance Lending”), originally formed as a wholly owned subsidiary of vFinance, Inc. (“vFinance”), was established in May 2002.  It is a mortgage lender focused primarily on the commercial sector, providing bridge loans and commercial mortgages through its nationwide network of lenders. Its operations to date have been de minimis.

Merger with vFinance, Inc.

On November 7, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with vFinance and vFin Acquisition Corporation ("Merger Sub"), a wholly-owned subsidiary of ours.

Under the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was merged with and into vFinance (the "Merger"), the separate corporate existence of Merger Sub ceased and vFinance continued as a surviving corporation of the Merger and as a wholly-owned subsidiary of ours.

Pursuant to the Merger Agreement, which was effective July 1, 2008 (the "Effective Date"), each share of vFinance common stock outstanding immediately prior to the closing of the Merger were automatically converted into the right to receive 0.14 shares of our common stock, rounded up to the nearest whole share.

Each option or warrant to purchase shares of vFinance common stock outstanding upon the Effective Date were converted into options or warrants, as the case may be, to acquire the number of shares of our common stock determined by multiplying (i) the number of shares of vFinance common stock underlying each outstanding stock option or warrant immediately prior to the effective time of the Merger by (ii) 0.14, at a price per share of our common stock equal to the exercise price per share of each stock option or warrant otherwise purchasable pursuant to the stock option or warrant divided by  0.14.

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

Clearing Relationships

The Broker Dealer Subsidiaries have clearing arrangements with National Financial Services LLC (“NFS”), Penson Financial Services, Inc. (“Penson”), Legent Clearing LLC (“Legent”), Fortis Securities, LLC (“Fortis”) and Rosenthal Collins Group, LLC. (“Rosenthal”).  We believe that the overall effect of our clearing relationships has been beneficial to our cost structure, liquidity and capital resources.

Financial Information about Industry Segments

The Company realized approximately 85% of its total revenues in fiscal year 2009 from brokerage services, principal and agency transactions, and investment banking.  During fiscal year 2009, brokerage services that consist of retail brokerage commissions represent 62% of total revenues, principal and agency transactions that consist of net dealer inventory gains represent 21% of total revenues, and investment banking, that consist of corporate finance commissions and fees, represent 2% of total revenues.  For a more detailed analysis of our results by segment, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operation.”

Brokerage Services

Our Broker Dealer Subsidiaries are each registered as a broker-dealer with the SEC and are licensed in all 50 states, the District of Columbia and Puerto Rico.  The Broker Dealer Subsidiaries are also members of the FINRA, the Municipal Securities Rulemaking Board ("MSRB") and the SIPC, and vFinance Investments is also a member of the NFA.  Brokerage services to retail clients are provided through our sales force of investment executives at the Broker Dealer Subsidiaries.

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

The brokerage services provided by our investment executives include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers.  In fiscal year 2009, stocks and options represented approximately 85% of our business, bonds represent approximately 9% of our business, and mutual funds and annuities and insurance make up approximately 6% of our business.  The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

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

We generally act as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which we do not make a market, and charge commissions based on the services we provide to our customers.  In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down.  We may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission.  We believe our mark-ups, mark-downs and commissions are competitive based on the services we provide to our customers.  In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by FINRA.  In order to increase revenues generated from these activities, we continuously seek to hire additional registered representatives and work with our current registered representatives to increase their productivity.

Our registered representatives are primarily independent contractors, not salaried employees.  As such, payments to these persons are based on commissions generated and represent a variable cost rather than a fixed cost of operating our business.  Commission expense represents a significant majority of our total expenses.  We work to control our fixed costs in order to achieve profitability based upon our expectation of market conditions and the related level of revenues.  Additionally, we require most of our registered representatives to absorb their own overhead and expenses, thereby reducing our share of the fixed costs.

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

As of September 30, 2009, we had a total of 922 associates of which 164 were employees and were 758 independent contractors.  Of these totals 693 were registered representatives.  Persons who have entered into independent contractor agreements are not considered employees for purposes of determining our obligations for federal and state withholding, unemployment and social security taxes.  Our independent contractor arrangements conform to accepted industry practice, and therefore, we do not believe there is a material risk of an adverse determination from the tax authorities that would have a significant effect on our ability to recruit and retain investment executives or on our current operations and financial results of operations.  No employees are covered by collective bargaining agreements and we believe our relations are good with both our employees and independent contractors.

Our business plan includes the growth of its retail and institutional brokerage business, while recognizing the volatility of the financial markets.  In response to historical market fluctuations, we have periodically adjusted certain business activities, including proprietary trading and market-making trading.  We believe that consolidation within the industry is inevitable.  Concerns attributable to the volatile market and increased competition are resulting in a number of acquisition opportunities being introduced to us.  We are focused on maximizing the profitability of our existing operations while we continue to seek selective strategic acquisitions.

Periodic reviews of controls are conducted and administrative and operations personnel meet frequently with management to review operating conditions.  Compliance and operations personnel monitor compliance with applicable laws, rules and regulations.

Principal and Agency Transactions

We buy and maintain inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to our customers.  We may also maintain inventories in corporate, government and municipal debt securities for sale to customers.  The level of our market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets.  As of September 30, 2009, we made markets in over 4,000 micro and small-cap stocks.  We anticipate that we will continue market-making trading activity in the future, which may include companies for which we managed or co-managed a public offering.

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

Investment Banking

We provide corporate finance and investment banking services, including underwriting the sale of securities to the public and arranging for the private placement of securities with investors.  Our corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities.  We also act as an underwriter of equity securities in both initial and secondary public offerings.  Corporate finance revenues are generated from capital raising transactions of equity and debt securities and fees for strategic advisory services, and will vary depending on the number of private and public offerings completed by us during a particular fiscal year.

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

As of September 30, 2009, we employed or had contractual relationships with approximately 10 individuals providing institutional services, approximately 6 of which provide hedge fund related services.  We service approximately 200 institutional customers, of which approximately 85 are hedge funds.  For the fiscal year ended September 30, 2009, hedge fund related services accounted for approximately $5 million in revenue.

Internet Strategy

Our www.vfinance.com website is available to an audience of entrepreneurs, corporate executives and private and institutional investors in over 100 countries with an estimated 20,000 unique visitors monthly. The website provides sales leads to our  brokerage and institutional services divisions, giving visitors convenient access to a variety of financial services, proprietary business development tools, searchable databases and daily news. The website has over 60,000 "opted in" subscribers that receive a newsletter on private funding several times a week.  The website features our database of venture capital firms and angel investors accessible with vSearch, a proprietary web-based data mining tool that allows entrepreneurs to search potential funding sources by different criteria, including geography, amount of funds required, industry, stage of corporate development or keyword. Much of the information on the website is provided free of charge, however, we charge nominal fees for the use of proprietary search engines and premium services such as our business planning services.

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our Broker Dealer Subsidiaries do not hold any funds or securities for customers.  Instead, they use the services of clearing agents on a fully-disclosed basis.  These clearing agents process all securities transactions and maintain customer accounts. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000.  In addition, all customer accounts carried at NFS are fully protected by an Excess Securities Bond providing protection for the account's entire net equity (both cash and securities).  The services of our subsidiaries' clearing agents include billing and credit control as well as receipt, custody and delivery of securities.  The clearing agents provide the operational support necessary to process, record and maintain securities transactions for our subsidiaries’ brokerage activities.  They provide these services to our subsidiaries’ customers at a total cost that we believe is less than it would cost us to process such transactions on our own.  The clearing agents also lend funds to our subsidiaries' customers through the use of margin credit.  These loans are made to customers on a secured basis, with the clearing agents maintaining collateral in the form of saleable securities, cash or cash equivalents.  Our Broker Dealer Subsidiaries’ have agreed to indemnify the clearing brokers for losses they incur on these credit arrangements.

Competition

The Company is engaged in a highly competitive business.  With respect to one or more aspects of our business, our competitors include member organizations of the New York Stock Exchange and other registered securities exchanges in the United States and Canada, and members of FINRA.  Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition, as well as companies that provide electronic on-line trading. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries.

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

Government Regulation and Supervision

The securities industry and our Broker Dealer Subsidiaries businesses are subject to extensive regulation by the SEC, FINRA, NFA and state securities regulators and other governmental regulatory authorities.  The principal purpose of these regulations is the protection of customers and the securities markets.  The SEC is the federal agency charged with the administration of the federal securities laws.  Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.  All of our Broker Dealer Subsidiaries are registered broker-dealers with the SEC and members of FINRA.  They are licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

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

National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital.  At September 30, 2009, National Securities had net capital of approximately $489,000 which was approximately $239,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000. In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2009, vFinance Investments had net capital of approximately $1,295,000, which was approximately $295,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 614.0%.  At September 30, 2009, EquityStation had net capital of approximately $186,000, which was approximately $86,000 in excess of its required net capital of $100,000, and its percentage of aggregate indebtedness to net capital was 297.0%.  Each of the Broker Dealer Subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the FINRA Conduct Rules require our broker dealer subsidiaries to supervise the activities of its investment executives.  As part of providing such supervision, National Securities maintains Written Supervisory Procedures and a Compliance Manual.  Compliance personnel and outside auditors conduct inspections of branch offices periodically to review compliance with the Company's procedures.  A registered principal provides onsite supervision at each of the Company's larger offices.  The other offices (averaging two investment executives per office) are not required by FINRA rules to have a registered principal on site and are therefore supervised by registered principals of National Securities.  Designated principals review customer trades to ensure compliance with FINRA Conduct Rules including mark-up guidelines.

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

As our services, through our subsidiaries, are available over the Internet in multiple jurisdictions, and as we, through our subsidiaries, have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While our broker dealer subsidiaries are currently registered as broker-dealers in the jurisdictions described in this Annual Report on Form 10-K, all of our subsidiaries are qualified to do business as corporations in only a few jurisdictions.  Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

Intellectual Property

We own the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R), Direct2Desk(R) and Hedge Fund Accelerator(R).

Employees

As of September 30, 2009, we employed the following personnel:

	Salaried	Independent
Position	Employees	Contractors	Total
Officers	16	0	16
Administration	84	174	258
Brokers	28	578	606
Traders	25	1	26
Investment Bankers	11	3	14
Lenders	0	2	2
Totals	164	758	922

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

National reported losses of approximately $6 million and $21.0 million in fiscal years 2009 and 2008, respectively.  National’s losses were primarily attributable to the volatile market conditions in fiscal year 2008 and the generally slow recovery in customer activity volume due to significant investor losses in 2008.  In addition, the Company took an impairment of $12.9 million on its intangible asset it acquired in the merger with vFinance in fiscal year ended 2008.  The market slowdowns and reduced trading activity and volatility, and the cessation of National’s market making activities prior to the Merger, in addition to vFinance’s substantial losses due to ongoing operating expenses and a lack of revenues sufficient to offset those operating expenses contributed as well.  There is no assurance that we will be profitable in the future.  If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations.

We may require additional financing.

In order for us to have the opportunity for future success and profitability, we periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.).  We have actively pursued a variety of funding sources, and have consummated certain transactions in order to address its capital requirements. We may need to seek to raise additional capital through other available sources, including borrowing additional funds from third parties and there can be no assurance that we will be successful in such pursuits.  Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders. Accordingly, if we are unable to generate adequate cash from its operations, and if we are unable to find sources of funding, such an event would have an adverse impact on our liquidity and operations.

If we are unable to pay our outstanding debt obligations when due, our operations may be materially adversely affected.

At September 30, 2009, we had total indebtedness of $7,350,000, of which $850,000 is subordinated debt and $500,000 is a nonconvertible note maturing in May 2010.  We cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due.  Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse affect on our operations.

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

We depend on the continued services of our management team, particularly Mr. Goldwasser, our Chairman and Chief Executive Officer, Mr. Sokolow, our Vice Chairman and President, and Mr. Dewey, our Vice Chairman, as well as our ability to hire additional members of management, and to retain and motivate other officers and key employees.  We may not be able to find an appropriate replacement for Messrs. Goldwasser, Sokolow or Dewey or any other executive officer if the need should arise.  We currently maintain a $6,000,000 life insurance policy on Mr. Goldwasser.  Due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel could become subject to suspensions or other limitations on the scope of their services to the Company from time to time.  If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products.

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

Our Broker Dealer Subsidiaries are subject to the SEC's net capital rule which requires the maintenance of minimum net capital.  National Securities, vFinance Investments, and EquityStation are each required to maintain $250,000, $250,000 and $100,000 in minimum net capital, respectively.  Due to its market maker status, vFinance Investments is required to maintain a specified amount of capital for each security that it makes a market in, based on the bid price of each stock.  This required amount can exceed the minimum net capital requirement, and in the case of vFinance Investments, the minimum Net Capital Requirement has been $1,000,000 (the limit) in recent years.  The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer.  Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities.  The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures.  FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital.  If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer.  Our Broker Dealer Subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.  In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited.  A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain its present levels of business, which could have a material adverse effect on our business.  In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which it may enter. We cannot predict its future capital needs or its ability to obtain additional financing.

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

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the subprime residential mortgage market.

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

We are a holding company and depend on payments from our subsidiaries.

We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, our broker-dealer subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. In addition, because our interests in the firm’s subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.

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

Our common stock is quoted on the OTC Bulletin Board.  Traditionally, the trading volume of the common stock has been limited. For example, for the 30 trading days ending on September 30, 2009, the average daily trading volume was approximately 27,155 shares per day and on certain days there was no trading activity.   During such 30-day period the closing price of the National common stock ranged from a high of $0.72 to a low of $0.50.  Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the per share price is subject to volatility and may continue to be subject to rapid price swings in the future.

The conversion or exercise of our outstanding convertible securities stock may result in dilution to our common stockholders.

Dilution of the per share value of our common shares could result from the conversion of most or all of the currently outstanding shares of our preferred stock and from the exercise of the currently outstanding convertible securities.

Preferred Stock - We currently have 42,957 shares of Series A preferred stock outstanding, which are convertible, in total, into 3,436,560 shares of common stock.

Warrants and Options - We currently have outstanding warrants to purchase 2,090,473 shares of common stock at exercise prices ranging from $0.75 to $4.46 per share and options to purchase 5,912,165 shares of common stock at exercise prices ranging from $0.64 to $2.57 per share.

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

As of September 30, 2009, of the 17,151,704 outstanding shares of our common stock, approximately 2,900,000 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the Securities Act.  Rule 144, as amended, provides that a person who is not affiliated with the Company holding restricted securities for six months may sell such shares without restriction.  A person who is affiliated with us and who has held restricted securities for six months may sell such shares in brokerage transactions, subject to limitations based on the number of shares outstanding and trading volume.  Such sales may have a depressive effect on the price of our common stock in the open market.

Our principal stockholders including its directors and officers control a large percentage of shares of our common stock and can significantly influence our corporate actions.

As of September 30, 2009, our executive officers, directors and/or entities that these individuals are affiliated with, owned approximately 24% of our outstanding common stock, including shares of common stock issuable upon conversion of our Series A preferred stock, and excluding stock options, warrants and convertible notes, or approximately 46% on a fully-diluted basis.  Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions

Because our common stock may be subject to "penny stock" rules, the market for our common stock may be limited.

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

There are currently 50,000 shares of Series A preferred stock authorized, with 42,957 of such shares issued and outstanding.  The issuance of additional shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company. Other than the issuance of additional shares of our Series A preferred stock as in-kind dividends, we have no current plans to issue any additional preferred stock in the next twelve months, although the issuance of preferred stock may be necessary in order to raise additional capital.

We will be subject to new requirements that we evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act and other corporate governance initiatives that may expose certain risks.

For the year ended September 30, 2009, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules and regulations that require an annual management report on its internal controls over financial reporting, including, among other matters, management's assessment of the effectiveness of its internal control over financial reporting.  For the year ending September 30, 2010, an attestation report by our independent registered public accounting firm regarding our internal controls will also be required.

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

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Other than dividends paid on our Series A preferred stock, we expect to retain all future earnings, if any, for investment in our business.  In addition, our Certificates of Designation setting forth the relative rights and preferences of its Series A preferred stock, as well as our outstanding convertible notes, may limit our ability to pay dividends to the holders of our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company owns no real property.  Its corporate headquarters are in space leased by National Securities in New York, New York.  The Company leases office space in Boca Raton, Florida, and through its subsidiaries, the Company leases office space in Chicago, New York, Seattle, Washington and Tinton Falls, New Jersey.  Independent contractors individually lease the branch offices that are operated by those independent contractors.

Leases expire at various times through August 2014.  The Company believes the rent at each of its locations is reasonable based on current market rates and conditions.  We consider the facilities of our company and those of our subsidiaries to be reasonably insured and adequate for the foreseeable needs of our company and its subsidiaries.

The Company leases office space in the following locations.  The following chart provides information related to these lease obligations:

Address	Approximate Square Footage	Approximate Annual Lease Rental	Lease Termination Date

120 Broadway, New York, NY	30,699	1,326,197	8/31/2013

875 N. Michigan Ave., Chicago, IL	1,868	63,512	12/31/2011

1001 Fourth Ave, Seattle, WA	16,421	511,308	6/30/2012

2424 N. Federal Highway, Boca Raton, FL	10,177	173,004	12/31/2013

4000 Rt. 66, Tinton Falls, NJ	3,798	96,852	9/30/2012

131 Gaither Drive, Mount Laurel, NJ	1,400	19,600	9/30/2010

1200 N. Federal Highway, Boca Raton FL	17,089	542,100	8/21/2014

330 Madison Ave New York City, NY	6,484	310,050	4/29/2011

3010 North Military Trail Boca Raton, FL	2,634	79,128	2/28/2011

Item 3. LEGAL PROCEEDINGS

In July 2005, the Securities and Exchange Commission contacted vFinance regarding an investigation into Lexington Resources, Inc.  On May 4, 2006 the Commission issued an Order Directing Investigation advising vFinance that the Division of Enforcement staff were investigating possible violations of Sections 5(a) and 5(c)of the Securities Act of 1933, Rule 10(b)5 of the Exchange Act, Section 17b of the Securities Act, Section 17(a) of the Exchange Act, Section 15(c)(l)(a) of the Exchange Act, Section 13(d) of the Exchange Act, and Section 16(a) of the Exchange Act from the period of November 2003 through May 4, 2006.  From July 2005 through and including March 2007, multiple document and information requests and responses to those requests were exchanged between the SEC staff and vFinance.  In total more than 5,000 pages of documents were produced to the SEC staff in both electronic and hard copy form.  On January 3, 2008, the SEC issued and Order Instituting Administrative Proceedings against vFinance Investments, Inc., Richard Campanella and a former registered representative.  The Order alleges that vFinance violated the federal securities laws by failing to preserve and produce customer correspondence of one of its registered representative.  The SEC also alleges that the registered representative repeatedly failed to produce records and deliberately deleted data from his hard drive relating to a matter under investigation by the SEC.  The SEC separately alleges that Campanella failed to respond promptly to the SEC's document requests, as required under Section 17(a) of the Exchange Act, and failed to address the registered representative’s non-compliance with the firm document retention policies.  The alleged violations were isolated occurrences related to this registered representative and were limited to the Flemington, New Jersey branch office.  The registered representative terminated his employment with vFinance on August 4, 2006, and has not been associated with vFinance since that date.  On November 7, 2008, a ruling in this matter was issued which found that vFinance willfully violated Section 17(a) of the Exchange Act and Rules 17a-4(b)(4) and 17a-4(j) thereunder, and that Campanella aided and abetted and caused vFinance's violations.  As a consequence, a Cease and Desist Order was issued against vFinance with a civil monetary penalty against vFinance in the amount of $100,000.00.  On November 17, 2008 vFinance filed a Motion to Correct Manifest Errors of Fact in the Initial Decision in an effort to correct possible errors in the ruling’s findings of fact.  The Judge denied the motion.   The Company sought review of the Judge's decision and, following briefing, will present oral argument in early 2010.

On March 4, 2008, vFinance received a customer arbitration (FINRA Case No.08-00472) from Donald and Patricia Halfmann, alleging that Jeff Lafferty, a former registered representative of vFinance, misappropriated approximately $110,000 of the Halfmanns' funds via check alteration, and that vFinance ought to be liable for an additional $150,000 for other dishonest and fraudulent acts committed after he left vFinance.  On August 6, 2009 the arbitrators’ ruled that vFinance Investments must pay for losses, interest, attorney’s costs and punitive damages totaling approximately $805,000. The firm made a claim against its fidelity bond carrier, and received approximately $59,000 for the claim.  The firm and has determined that there was no basis to seek to have the entire arbitration award, or any part of that award, vacated.  In December, vFinance finished paying the entire award to the Halfmann's in accordance with the terms agreed upon between the parties.

In November 2009, James and Cheryl Merrill, on behalf of themselves and on behalf of all other similarly situated investors, filed a class action in the Unites States District Court, Central District of California, Southern Division, against National  and National Securities  in connection with the purchase and sale of promissory notes issued on or after September 18, 2006 by one or more of Medical Capital Holdings, Inc.’s special purpose corporations, including Medical Provider Financial Corporation III, Medical Provider Financial Corporation IV (“Medical Capital IV”), Medical Provider Funding Corporation V (“Medical Capital V”) and Medical Provider Funding Corporation VI V (“Medical Capital VI”) .  The class action has not yet been certified or decertified.  The class members assert claims against NSC for violations of Section 12(a)(1) of the Securities Act of 1933 (the “Securities Act”), 15 U.S.C. § 77l, and for violations of 12(a)(2) of the Securities Act, 15 U.S.C. § 77l.  The class members further assert claims against NHC under Section 15 of the Securities Act, 15 U.S.C. § 770.  The class members seek compensatory damages, rescission or a recessionary measure of damages, pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, all in undisclosed amounts.

In December 2009, Amos Norman (“Norman”), individually and as trustee of a trust, commenced an arbitration against National Securities and Brian Folland (“Folland”), a securities broker registered with NSC, before FINRA Dispute Resolution in connection with investments totaling $815,000. Claimant alleges that he invested a total of $590,000 in Medical Capital IV, Medical Capital V and Medical Capital VI, among other investments, although Norman concedes that $60,000 of the amount invested in Medical Capital IV was made prior to Folland’s registration with National Securities, and further, that National Securities should not be liable for such investment.  Claimant also alleges that he invested $100,000 in an entity created by Provident Royalties (discussed further below).  Claimant asserts claims against National Securities for violation of federal securities laws, violation of California securities laws, violation of California’s elder abuse laws, violation of California’s unfair, unlawful and fraudulent business practices acts, breach of contract, common law fraud, breach of fiduciary duty, negligence and gross negligence.

In total, Claimant seeks compensatory damages of $630,000 from National Securities ($530,000 for the Medical Capital investments and $100,000 for the Provident Royalties investment), as well as benefit of the bargain damages, lost opportunity costs, model portfolio damages, prejudgment interest, costs, reasonable attorneys’ fees and punitive damages, all in undisclosed amounts.

In October 2009, NSC received demands from counsel representing two other customers who allegedly invested an aggregate of $200,000 in Medical Capital V and Medical Capital VI.  Those matters have not proceeded to litigation and the Company has not yet conducted discovery into the allegations or potential defenses, although it appears that those customers may also be contemplated members of the above-discussed class action.  The Company estimates, to the extent that it can, that based on prior experience, its liability from these demands, should they proceed to litigation, may be substantially less than the amount of all damages and other relief sought.  These demands arise in the normal course of business.

The Company has not yet conducted discovery into the allegations or potential defenses in connection with any of these actions or claims and it appears that Norman and the other claimants set forth above may be contemplated member of the above-discussed class action with respect to his investments in Medical Capital IV, Medical Capital V and Medical Capital VI, and with respect to Norman, the below-discussed class action involving Provident Royalties.  The Company intends to defend itself vigorously in this action and believes that the eventual outcome of this matter will not have a materially adverse effect on the Company.  However, the ultimate outcome of this matter cannot be determined at this time.

In December 2009, plaintiffs Robert Adams, Joseph Billitteri, Karen L. Bopp, IRA, Bussell Living Trust DTD 12/05/96, John Gilgallon, Scott Jessen, Sharon Kreindel Revocable Trust DTD 02/09/2005, Mary Merline, James Merrill, Don Ribacchi and Lewis Wilson, each on his, her or its own behalf and on behalf of all similarly situated investors, filed a Consolidated Amended Class Action Complaint in the United States District Court, Northern District of Texas, Dallas Division, against a number of broker-dealers, including NSC, and against a number such broker-dealers’ parent companies, including NHC, in connection with a series of offerings for oil and gas investments.  Each member of the class asserts claims against NSC for breach of fiduciary duty and for violations of § 33(A)(2) of the Texas Securities Act.  Each member seeks to hold NHC liable for NSC’s conduct as a control person under § 33(F)(1) of the Texas Securities Act.  The class members seek compensatory damages, rescission or a recessionary measure of damages, pre-judgment interest, costs and expenses, including attorneys’ fees, all in undisclosed amounts.

In December 2009, claimants Lorna Chen, Terry Darden, John Davis, Barbara Farace, David Kravetz, Janice Miyashiro and Vip Miyashiro commenced an arbitration against NSC before FINRA Dispute Resolution.  Claimants assert claims against NSC for negligence, negligent misrepresentation and omission, breach of fiduciary duty, breach of contract, violation of New Jersey’s Uniform Securities Law, violation of the Texas Securities Act, violation of California Corporate Securities Laws, violation of the Securities Act of Washington

In total, Claimants seeks compensatory damages of $525,000 from NSC in connection with the Provident Royalties investments, and Mr. Davis seeks compensatory damages of $207,000 from NSC in connection with his Medical Capital investments.  Claimants further seek rescission, prejudgment interest, punitive damages, costs pursuant to New Jersey’s Uniform Securities Law, and costs and attorneys’ fees pursuant to the Texas Securities Act and the Securities Act of Washington, all in undisclosed amounts.

The Company has not yet conducted discovery into the allegations or potential defenses related to the Provident claims and it appears that each of the claimants in the FINRA Dispute Resolution may be a contemplated member of the above-discussed class action involving Provident Royalties, and that Mr. Davis may also be a contemplated member of the above-discussed class action with respect to his investments in Medical Capital IV, Medical Capital V and Medical Capital VI.  The Company intends to defend itself vigorously in this action and believes that the eventual outcome of this matter will not have a materially adverse effect on the Company.  However, the ultimate outcome of this matter cannot be determined at this time.

In early 2009, Vincent Falco commenced a FINRA arbitration against National Securities and two of its employees.   Claimant alleges that National Securities and the registered representatives purchased unsuitable securities, failed to follow instructions regarding the use of margin, made misrepresentations of material fact and/or omitted material facts in connection with the purchase of securities, managed the account negligently, breached their contract with Mr. Falco, breached fiduciaries duties owed to him, and violated FINRA Conduct Rules.  Claimant further alleges that National Securities negligently supervised Mr. Alves and is vicariously liable for his conduct in tort, under a theory of respondeat superior.  Finally, Claimant alleges violations of unidentified laws of the State of Florida.  Claimant seeks compensatory damages from all respondents in the amount of $3,000,000, punitive damages of $9,000,000, plus disgorgement of fees, attorneys’ fees, forum fees, costs and interest, all in undisclosed amounts.

National Securities timely filed a response to this claim and has begun but not yet completed discovery into the allegations and potential defenses.  The Company intends to defend itself vigorously in this action, which is set for hearing in Florida on February 15-19, 2010.  The Company believes that the eventual outcome of this matter will not have a materially adverse effect on the Company.  However, the ultimate outcome of this matter cannot be determined at this time.

The Company’s subsidiaries are defendants in various arbitrations and administrative proceedings, lawsuits and claims together alleging damages in excess of $12,091,000.   The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may be less than $602,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2009 and 2008, is $203,000 and $587,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $829,000 and $1,820,000 for the fiscal year 2009 and 2008, respectively.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended September 30, 2009.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades under the symbol “NHLD” on the OTCBB.  Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices for the common stock as reported on the OTCBB for the period from October 1, 2007 to September 30, 2009.

Period	High	Low

October 1, 2007/December 31, 2007	$2.55	$1.42
January 1, 2008/March 31, 2008	$2.80	$1.96
April 1, 2008/June 30, 2008	$2.25	$1.50
July 1, 2008/September 30, 2008	$1.68	$0.70

Period	High	Low

October 1, 2008/December 31, 2009	$0.90	$0.30
January 1, 2009/March 31, 2009	$0.84	$0.43
April 1, 2009/June 30, 2009	$0.70	$0.41
July 1, 2009/September 30, 2009	$0.75	$0.40

The closing price of the common stock on December 28 , 2009, as quoted on the OTCBB, was $0.65 per share.

Shareholders

As of September 30, 2009, the Company had approximately 174 shareholders of record and estimates its total number of beneficial shareholders at approximately 1,000.

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

The holders of the Series A Convertible preferred stock are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.   In the years ended September 30, 2009, 2007, 2006 and 2005, the Company’s Board of Directors declared in-kind dividends in the aggregate of 5,407, 2,537, 1,996 and 2,143 shares of Series A preferred stock, in payment of approximately $676,000, $317,000, $300,000 and $322,000, respectively, for dividends accumulated through March 31 of each year.  In March 2006, the Company’s shareholders approved an amendment to decrease the conversion price of the Series A preferred stock to $1.25 per share from $1.50 per share.  As of September 30, 2009 and 2008, the amount of accumulated dividends for the Company’s 42,957 and 37,550 issued and outstanding shares of Series A preferred stock was approximately $194,000 and $507,000, respectively.

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

Not applicable.

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

Each of National Securities, vFinance Investments and EquityStation is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”) and are members of the Securities Investor Protection Corporation (“SIPC”).  vFinance Investments is also subject to regulation by the National Futures Association (“NFA”).  In addition, each of the Broker Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico, with National Securities and vFinance Investments also being licensed in the U.S. Virgin Islands.

As of September 30, 2009, we had approximately 922 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 80 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 70% - 90%.

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

Difficult Market Conditions

The U.S. and global economies have deteriorated to the point of a recession, and although we are seeing some signs of improvement, this recession could be long-term. We, like other companies in the financial services sector, are exposed to volatility and trends in the securities markets and the economy, generally. The market downturn and poor economic conditions have reduced overall investment banking and client activity levels. It is difficult to predict when conditions will change. Given difficult market and economic conditions, we have focused on reducing redundancies and unnecessary expense. At the same time, however, we continue to seek to selectively upgrade our talent pool given the availability of experienced professionals.

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

Acquisition of vFinance, Inc.

In July 2008, we acquired vFinance, Inc. through a merger with a newly formed wholly-owned subsidiary.  The assets and liabilities acquired as well as the financial results of vFinance were included in our consolidated financial statements after the close of business on July 1, 2008, the acquisition date. The aggregate acquisition price was approximately $17.6 million, which consisted of approximately 7,790,000 shares of Company common stock issued in exchange for all of the issued and outstanding common stock of vFinance, and direct expenses of $0.6 million in legal fees, valuation fees, severance costs and contract cancellation costs. We accounted for the acquisition of vFinance in accordance with professional standards for “Business Combinations.”

Since July 1, 2008, our management team has been focused on the task of eliminating duplicative overhead and services, and eliminating unnecessary costs in an effort to improve bottom line performance.  As of the date of this report, the Company has made considerable progress on cost cutting measures, and these savings are exceeding $6 million dollars on an annualized basis since the merger.  We fully intend to continue our efforts to conserve capital and keep costs low in an effort to improve the Company’s profitability.

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

The Company’s critical accounting policies are as follows:

Revenue Recognition - Customer security transactions and the related commission income and expense are recorded as of the trade date.  Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.  Customers who are financing their transaction on margin are charged interest.  The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, NFS, Penson, Legent, Fortis and Rosenthal.  The interest is billed on the customer’s average daily balance of the margin account.

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

Common Stock Purchase Warrants - The Company accounts for the issuance of common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of Accounting Standard Codification 815- Derivatives and Hedging (“ASC 815”).  Based on such provisions, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its derivative financial instruments as of September 30, 2009, which consist of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under ASC 815.

Convertible Instruments - The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of ASC 470 20 “Debt with Conversion Options” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company evaluated the conversion option embedded in the convertible preferred stock and determined, in accordance with the provisions of these statements, that such conversion option does not meet the criteria requiring bifurcation of these instruments. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option embedded in the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the preferred shares (as that term is ASC 815
Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed under ASC 815.

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

Effective October 1, 2005, the Company adopted ASC 718- Compensation-Stock Compensation.  ASC 718 addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under ASC 718, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2009 and 2008.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.  Options issued under the Company's option plans have characteristics that differ from traded options.  In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Results of Operations

The results of operations for fiscal year 2008 include the results of vFinance for only the fourth quarter of the fiscal year.

Fiscal Year 2009 Compared with Fiscal Year 2008

The Company’s fiscal year 2009 resulted in an increase in revenues, and a lesser increase in expenses, compared with fiscal year 2008.  As a result, the Company reported a net loss of $6,432,000 compared with a net loss of $21,017,000 for the fiscal years 2009 and 2008, respectively.

	Fiscal Year		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$72,684,000	$50,128,000	$22,556,000	45%
Net dealer inventory gains	24,202,000	16,810,000	7,392,000	44%
Investment banking	2,084,000	1,906,000	178,000	9%
Interest and dividends	1,586,000	3,862,000	(2,276,000)	(59%	)
Transfer fees and clearing services	10,797,000	5,529,000	5,268,000	95%
Other	5,237,000	3,908,000	1,329,000	34%
	$116,590,000	$82,143,000	$34,447,000	42%

Total revenues increased $34,447,000, or 42%, in fiscal year 2009 to $116,590,000 from $82,143,000 in fiscal year 2008.  The increase in revenues is due to:

1) the inclusion of a full year of revenues  from the vFinance merger;
2) higher commission revenue resulting from higher volume of transactions made by our customers;
3) higher net dealer inventory gains which consist of trading, market making and mark-ups and mark-downs primarily resulting from   the merger with vFinance, which was effective for three months in fiscal 2008 and a full year in fiscal 2009;
4) higher transfer fees and clearing services, resulting from higher volume of transactions made by our clients.

Such increases are offset by a decline in interest and dividends revenues due to lower customer margin account balances, lower customer free cash balances, and lower prevailing interest rates during fiscal 2009 when compared to the prior year.

Investment banking revenues were at similar levels in fiscal 2009 and 2008.

	Fiscal Year		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$89,431,000	$64,910,000	$24,521,000	38%
Employee compensation	12,085,000	9,699,000	2,386,000	25%
Clearing fees	3,180,000	2,952,000	228,000	8%
Communications	4,242,000	1,632,000	2,610,000	160%
Occupancy and equipment costs	5,015,000	3,844,000	1,171,000	30%
Professional fees	3,599,000	2,986,000	613,000	21%
Interest	1,242,000	680,000	562,000	83%
Taxes, licenses and registration	1,371,000	533,000	838,000	157%
Other administrative expenses	2,857,000	2,925,000	(68,000)	(2%	)
Intangible impairment	-	12,999,000	(12,999,000)	(100%	)
	$123,022,000	$103,160,000	$19,862,000	19%

In comparison with the 42% increase in total revenues, total expenses increased 19%, or $19,862,000, to $123,022,000 for fiscal year 2009 compared to $103,160,000 in fiscal year 2008.  The increase in total expenses is primarily the result of greater commission expense commensurate with an increase in commission revenues and net dealer inventory gain, and increases in employee compensation and communications, and the merger with vFinance, partially offset by an intangible impairment of $12,999,000 in fiscal year 2008.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $24,521,000, or 38%, to $89,431,000 in fiscal year 2009 from $64,910,000 in fiscal year 2008.  The increase is primarily attributable to an increase in the related commission revenues from the vFinance merger.  Commission expense includes the amortization of advances to registered representatives of $1,443,000 and $1,448,000 for fiscal years 2009 and 2008, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with our Broker Dealer Subsidiaries.

Employee compensation expense increased $2,386,000, or 25%, to $12,085,000 in fiscal year 2009 from $9,699,000 in fiscal year 2008.  The increase is primarily attributable to employee salaries associated with vFinance and an increase in the amortization of the fair value associated with stock based compensation.  The amortization of stock based compensation is $878,000 and $564,000 for fiscal years 2009 and 2008, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 87% from 91% in fiscal years 2009 and 2008, respectively, as a result of cost cutting plans implemented due to market and economic conditions.

Clearing fees increased $228,000, or 8%, to $3,180,000 in fiscal year 2009 from $2,952,000 in fiscal year 2008.  The increase in clearing fees is primarily attributable to costs from vFinance due to the merger.  The greater increase in clearing fees as compared to the increase in commission revenue is attributable to lower average commission revenue per ticket in fiscal year 2009.

Communication expenses increased $2,610,000, or 160%, to $4,242,000 from $1,632,000 in fiscal year 2009 compared to fiscal year 2008.  The increase is attributable to costs from vFinance due to the merger.  Occupancy costs increased $1,171,000, or 30%, to $5,015,000 from $3,844,000 in fiscal year 2009 compared to fiscal year 2008.  The increase in occupancy expense is due to annual rent increases contained in the Company’s office leases and the addition of rented office space due to the vFinance merger.  Professional fees increased $613,000, or 21%, to $3,599,000 from $2,986,000 in fiscal year 2009 compared to fiscal year 2008.  The increase in professional fees is primarily a result of the filing of a registration statement, costs incurred to defend and settle certain arbitrations and slightly higher legal costs associated with the merger with vFinance.

Interest expense increased $562,000, or 83%, to $1,242,000 from $680,000 in fiscal year 2009 compared to fiscal year 2008.  The increase in interest expense is attributable to higher weighted average debt outstanding during fiscal 2009 resulting from new convertible notes issued in March and June of fiscal year 2008.  Included in interest expense is the amortization of deferred financing costs of $49,000 and $28,000 for fiscal years 2009 and 2008, respectively.  Taxes, licenses and registration increased $838,000, or 157%, to $1,371,000 from $533,000 in fiscal year 2009 compared fiscal year 2008.  The increase in taxes, licenses and registration is due to primarily attributable to costs from vFinance due to the merger.  Other administrative expenses decreased $68,000, or 2%, to $2,857,000 from $2,925,000 in fiscal year 2009 compared to fiscal year 2008.  The decrease is primarily attributable to cost savings from vFinance due to the merger.

In fiscal year 2008, the Company recorded an impairment charge related to the intangible asset acquired in the merger with vFinance, Inc. of $12,999,000 based on a calculation that determined that the adjusted carrying basis of its intangible assets was $2,950,000 at September 30, 2008.  The Company did not report any impairment charge for the fiscal year ended September 30, 2009.

The Company reported a net loss of $6,432,000 in fiscal year 2009 compared to a net loss of $21,017,000 in fiscal year 2008.  The net loss attributable to common stockholders in fiscal year 2009 was $6,794,000, or $0.41 per common share, as compared to a net loss attributable to common of $21,355,000, or $2.02 per common share in fiscal year 2008.  The net loss attributable to common stockholders for fiscal years 2009 and 2008 reflects $362,000 and $338,000, respectively, of cumulative Preferred Stock dividends on the Company’s Preferred Stock.

Liquidity and Capital Resources

For the periods ended September 30, 2009 and 2008, 61% and 54% of our total assets consisted of cash and cash equivalents, marketable securities owned and receivables from clearing brokers and other broker dealers.  The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.  Allocation of cash into marketable securities classes are dependent upon overall market activity, but the majority of our securities owned are in municipal securities and common stock.

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At September 30, 2009, National Securities’ net capital exceeded the requirement by $239,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000, and at September 30, 2009 the firms had excess net capital of $295,000 and $86,000 respectively.

Advances, dividend payments and other equity withdrawals from the Company’s subsidiaries are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During 2009 and 2008, the broker dealer subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

Our primary sources of liquidity include our cash flow from operations, the sale of our securities and other financing activities. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least 2010.

Cash used in operating activities for the fiscal year 2009 amounted to $377,000, which was primarily due to our net loss of $6,432,000, reduced by non cash adjustments of $1,336,000 in depreciation and amortization, $878,000 in stock compensation expense and $435,000 in amortization of note discount.  A decrease in receivables from our clearing firms of $612,000, a decrease in securities owned at market value of $494,000, a decrease in other assets of $250,000, and an increase in accounts payable and accrued expenses of $2,143,000 further contributed to the reduction in cash used in operations.

Cash used in investing activities for fiscal year 2009 amounted to $635,000, which was due to the need to purchase fixed assets under mostly capital leases due to the move of our vFinance Boca Raton data center into a co-location facility in Miami, Florida, the move of our Boca Raton office to a new location and the ongoing upgrade of technology in our Downtown Manhattan office.

Cash provided by financing activities for fiscal year 2009 amounted to $118,000, which was due to the proceeds from the Company securing a subordinated loan of $350,000 and net proceeds from the issuance of securities in a private placement (net of costs) of $268,000, offset by the repayment of notes payable of $500,000.

Cash used in operating activities for the fiscal year 2008 amounted to $6,055,000, which was primarily due to our net loss of $21,017,000, reduced by non cash adjustments of $12,999,000 for the impairment of intangible assets, $1,140,000 in depreciation and amortization and $1,218,000 in stock compensation expense.  A decrease in receivables from our clearing firms of $1,933,000 offset by a decrease in accounts payable and accrued expenses of $2,461,000 further contributed to this use of cash.

Cash provided by investing activities for fiscal year 2008 amounted to $3,149,000, which was due to cash received from the merger with vFinance of $3,620,000, offset by the purchase of fixed assets of $471,000.

Cash provided by financing activities for fiscal year 2008 amounted to $2,430,000, which was due to the proceeds from the Company’s issuance of $6,000,000 worth of convertible notes payable and the proceeds from the exercise of stock options of $17,000, offset by the capitalized merger costs of $505,000 and the payment of deferred financing costs of $176,000.

National Securities entered into a secured demand note collateral agreement with an employee of National Securities and a former Director of the Company to borrow securities that can be used by the Company for collateral agreements.  The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share, with an expiration date of July 31, 2009.  In fiscal year 2009, upon the maturity of the aforementioned note, the lender opted to not renew the note and as such, the note is presently in “Suspended Repayment” status, as defined in the original note and in accordance with SEC rules.

On March 31, 2008, the Company completed a financing transaction under which St. Cloud Capital Partners II, L.P. (“St. Cloud”), an affiliated entity of Marshall S. Geller, a director of the Company, made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share.  The promissory note matures in March 2012, is convertible into common stock at a price of $2.00 per share and has a stated interest rate of 10% per annum.  In accordance with professional standards the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument.  These amounts, totaling approximately $791,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

On June 30, 2008, the Company completed a financing transaction under which the same investor made an additional investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 468,750 shares of common stock at an exercise price of $2.00 per share.  The promissory note matures in June 2012, is convertible into common stock at a price of $1.60 per share and has a stated interest rate of 10% per annum.  In accordance with professional standards the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument.  These amounts, totaling approximately $789,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

The Company and the investor entered into registration rights agreements, wherein the Company has agreed to file a registration statement for the shares of common stock issuable upon conversion of the note and exercise of the warrant.   Robert W. Lautz, Jr., a Managing Director of St. Cloud, became a member of the board of directors of the Company concurrent with the closing of the June 2008 financing transaction.  The Company incurred legal fees and other costs related to these capital transactions of approximately $101,000 and $75,000, respectively that were capitalized and will be amortized to interest expense over the life of the promissory notes.  The Company has filed a registration statement that includes a portion of the securities covered by the convertible notes and warrants, but is has not yet been declared effective.

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005.  In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 general business credit that is being amortized over an eight year period ending November 2014, corresponding with the expiration date of the clearing agreement.  In the second quarter of fiscal year 2007, NFS provided National Securities a $250,000 clearing fee waiver being amortized over a two year period ended December 2008, corresponding with the time period that certain performance standards were to be achieved.  The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Penson, Legent, Fortis and Rosenthal.   The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

In April 2009, the Company completed a financing transaction with an unaffiliated third party under which the investor purchased a promissory note in the principal amount of $500,000, which was subsequently converted into 666,666 shares of the Company’s common stock.

In June 2009, National Securities was approved by FINRA to receive a Subordinated loan from Legent for $100,000.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent, to clear a portion of the business.  This loan accrues interest at the rate of 4.5% but both interest and principal are forgivable after one year as long as National Securities remains in good standing with Legent.

 In July 2009, National Securities was approved by FINRA to receive an additional Subordinated loan from Legent for $250,000, also bearing interest at the rate of 4.5% payable monthly.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent, to clear a portion of the business.  This loan is scheduled to begin principal repayment at a minimum of $10,000 per month or $10 per transaction whichever is greater, starting July 31, 2010.  Some or all of this repayment may be funded by transactional credits depending on the amount of business conducted through Legent on a monthly basis.

As of September 30, 2009, advances to registered representatives decreased $1,583,000 to $2,880,000 from $4,463,000 as of September 30, 2008.  This decrease is attributable to the amortization of advances in fiscal year 2009 for loans made during 2009 and prior years offset by new advances made to registered representatives who became affiliated with National Securities during fiscal year 2009.

In fiscal years 2009 and 2008, the Company received proceeds of approximately $0 and $17,000, respectively, from the exercise of outstanding employee stock options and warrants.

The Company has historically satisfied its capital needs with cash generated from operations or from financing activities.  The Company believes that it will have sufficient funds to maintain its current level of business activities during fiscal year 2010.  If market conditions should weaken, the Company would need to consider curtailing certain of its business activities, reducing its fixed overhead costs and/or seek additional sources of financing.

The following table shows the contractual obligations of the Company as of September 30, 2009:

	Notes	Secured Demand
Fiscal Year Ending	Payable	and Subordinated Notes	Leases	Total
2010	$500,000	$850,000	$3,887,000	$5,237,000
2011	-	-	3,712,000	3,712,000
2012	6,000,000	-	3,126,000	9,126,000
2013	-	-	2,319,000	2,319,000
Thereafter	-	-	1,492,000	1,492,000
Less: Debt discount	(1,036,000)	-	-	(1,036,000)
	$5,464,000	$850,000	$14,536,000	$20,850,000

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

Recently Issued Accounting Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the issuance of financial statements. Specifically, the standard sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances that an entity should recognize events or transactions that occur after the balance sheet date, and 3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162”.  The new standard sets forth that the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also source for authoritative GAAP for SEC registrants. When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. As of September 30, 2009, the Company has adopted this policy.

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

The following table shows the market values of the Company's marketable and non-marketable securities owned and securities sold, but not yet purchased as of September 30, 2009:

		Securities sold, but
	Securities owned	not yet purchased
Corporate stocks –marketable	$86,000	$4,000
Corporate bonds – marketable	3,000	-
Municipal bonds - marketable	542,000
Restricted stock and warrants – non-marketable	60,000	-
	$691,000	$4,000

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended September 30, 2009.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:  Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

The Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of September 30, 2009, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2009.

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

Changes in internal controls: We have continually had in place systems relating to internal controls over financial reporting.  There were no significant changes in the Company’s internal controls over financial reporting identified with the evaluation thereof during the fiscal year ended September 30, 2009 or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such controls and procedures requiring corrective actions.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2009 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The other information required by this Item will be included in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following financial statements are included in Part II, Item 8:

1.        Financial Statements
Independent Auditors' Reports
Consolidated Financial Statements
Statements of Financial Condition, September 30, 2009 and September 30, 2008
Statements of Operations for the Years ended September 30, 2009 and September 30, 2008
Statement of Changes in Stockholders' Equity for the Years ended September 30, 2009 and September 30, 2008
Statements of Cash Flows for the Years ended September 30, 2009 and September 30, 2008
Notes to Consolidated Financial Statements

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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 29, 2009	By:	/s/Mark Goldwasser
Mark Goldwasser
Chairman and Chief Executive Officer

Date: December 29, 2009	By:	/s/Alan B. Levin
Alan B. Levin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2009	By:	/s/Mark Goldwasser
Mark Goldwasser,
Chairman and Chief Executive Officer

Date: December 29, 2009	By:	/s/Leonard J. Sokolow
Leonard J. Sokolow
Vice Chairman and President

Date:	By:
Christopher C. Dewey
Vice Chairman

Date: December 29, 2009	By:	/s/Marshall S. Geller
Marshall S. Geller, Director

Date: December 29, 2009	By:	/s/Robert W. Lautz, Jr.
Robert W. Lautz, Jr., Director

Date: December 29, 2009	By:	/s/Charles R. Modica
Charles R. Modica, Director

Date:	By:
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

4.1	Form of Warrant, previously filed as Exhibit 4.4 to Form 8-K in February 2007 and hereby incorporated by reference.
4.2	Form of 10% Promissory Note, previously filed as Exhibit 4.5 to Form 8-K in February 2007 and hereby incorporated by reference.
4.3	Form of Warrant, previously filed as Exhibit 4.6 to Form 8-K in April 2008 and hereby incorporated by reference.
4.4	Form of 10% Senior Subordinated Convertible Promissory Note, previously filed as Exhibit 4.7 to Form 8-K in April 2008 and hereby incorporated by reference.
4.5	Warrant, dated as of June 30, 2008, previously filed as Exhibit 4.8 to Form 8-K in July 2008 and hereby incorporated by reference.
4.6	10% Senior Subordinated Convertible Promissory Note dated June 30, 2008, previously filed as Exhibit 4.9 to Form 8-K in July 2008 and hereby incorporated by reference.
4.7	Warrant, dated as of September 9, 2009.
4.8	Warrant, dated as of September 9, 2009 to Christopher C. Dewey.
10.1	Office lease, Chicago, Illinois, previously filed as Exhibit 10.27 to Form 10-K in December 1996 and hereby incorporated by reference.
10.2	Amended office lease, Chicago, Illinois, previously filed as Exhibit 10.29 to Form 10-K in December 1996 and hereby incorporated by reference.
10.3	Office lease, Seattle, Washington previously filed as Exhibit 10.20 to Form 10-K in December 1999 and hereby incorporated by reference.
10.4*	2001 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2001 and hereby incorporated by reference.
105
Registration Rights Agreement dated as of January 11, 2006 by and among Olympic Cascade Financial Corporation and the investors set forth therein filed as Exhibit 10.49 to Form 8-K in January 2006 and hereby incorporated by reference.

10.6
Registration Rights Agreement, dated as of February 22, 2007 by and among National Holdings Corporation and the investors set forth therein filed as Exhibit 10.53 to Form 8-K in February 2007 and hereby incorporated by reference.

10.7*	2006 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2006 and hereby incorporated by reference.
10.8*	2008 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2008 and hereby incorporated by reference.
10.9
Securities Purchase Agreement, dated as of March 31, 2008 by and among National Holdings Corporation and St. Cloud Capital Partners II, L.P., previously filed as Exhibit 10.31 to Form 8-K in April 2008 and hereby incorporated by reference.

10.10
Registration Rights Agreement, dated as of March 31, 2008 by and among National Holdings Corporation and St. Cloud Capital Partners II, L.P., previously filed as Exhibit 10.32 to Form 8-K in April 2008 and hereby incorporated by reference.

10.11
Agreement, dated April 16, 2008, by and between the Company and St. Cloud Capital Partners II, L.P, previously filed as Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed May 9, 2008 and hereby incorporated by reference.

10.12
Securities Purchase Agreement, dated as of June 30, 2008 by and between National Holdings Corporation and St. Cloud Capital Partners II, L.P., previously filed as Exhibit 10.34 to Form 8-K in July 2008 and hereby incorporated by reference.

10.13
Registration Rights Agreement, dated as of June 30, 2008 by and between National Holdings Corporation and St. Cloud Capital Partners II, L.P., previously filed as Exhibit 10.35 to Form -K in July 2008 and hereby incorporated by reference.

10.14*	Employment Agreement, dated as of July 1, 2008, by and between the Company and Mark Goldwasser, previously filed as Exhibit 10.36 to Form 8-K in July 2008 and hereby incorporated by reference.
10.15*	Employment Agreement, dated as of July 1, 2008, by and between the Company and Leonard J. Sokolow, previously filed as Exhibit 10.37 to Form 8-K in July 2008 and hereby incorporated by reference.
10.16*	Employment Agreement, dated as of July 1, 2008, by and between the Company and Alan B. Levin previously filed as Exhibit 10.38 to Form 8-K in July 2008 and hereby incorporated by reference.
10.17*	Option Agreement, dated as of July 1, 2008, by and between the Company and Mark Goldwasser, previously filed as Exhibit 10.39 to Form 8-K in July 2008 and hereby incorporated by reference.
10.18*	Option Agreement, dated as of July 1, 2008, by and between the Company and Leonard J. Sokolow previously filed as Exhibit 10.40 to Form 8-K in July 2008 and hereby incorporated by reference.
10.19
Voting Agreement, dated as of July 1, 2008, by and among the Company, Mark Goldwasser, Leonard J. Sokolow and Christopher C. Dewey previously filed as Exhibit 10.41 to Form 8-K in July 2008 and hereby incorporated by reference.

10.20	Termination Agreement, dated as of July 1, 2008, by and between vFinance, Inc. and Leonard J. Sokolow previously filed as Exhibit 10.42 to Form 8-K in July 2008 and hereby incorporated by reference.
10.21
Forbearance Agreement, dated as of February 24, 2009, by and between the Company and St. Cloud Capital Partners, L.P. previously filed as Exhibit 10.23 to Form 8-K in March 2009 and hereby incorporated by reference.

10.22
Forbearance Agreement, dated as of February 25, 2009, by and between the Company and Bedford Oaks Partners, L.P. previously filed as Exhibit 10.24 to Form 8-K in March 2009 and hereby incorporated by reference.

10.23
Forbearance Agreement, dated as of February 25, 2009, by and between the Company and Christopher C. Dewey previously filed as Exhibit 10.25 to Form 8-K in March 2009 and hereby incorporated by reference.

10.24
Amendment No. 1 to Forbearance Agreement, dated as of April 6, 2009, by and between the Company and St. Cloud Capital Partners, L.P. previously filed as Exhibit 10.26 to Form 8-K in April 2009 and hereby incorporated by reference.

10.25
Forbearance Agreement, dated as of April 6, 2009, by and between the Company and St. Cloud Capital Partners II, L.P. previously filed as Exhibit 10.26 to Form 8-K in April 2009 and hereby incorporated by reference.

10.26
Amendment No. 1 to Forbearance Agreement, dated as of May 6, 2009, by and between the Company and Christopher C. Dewey previously filed as Exhibit 10.28 to Form 10-Q in May 2009 and hereby incorporated by reference.

10.27
Amendment No. 1 to Forbearance Agreement, dated as of May 6, 2009, by and between National Holdings Corporation and Bedford Oak Partners, L.P. previously filed as Exhibit 10.29 to Form 10-Q in May 2009 and hereby incorporated by reference.

10.28
Amendment No.2 to Forbearance Agreement, dated as of May 14, 2009, by and between National Holdings Corporation and Christopher C. Dewey previously filed as Exhibit 10.30 to Form 10-Q in May 2009 and hereby incorporated by reference.

10.29
Amendment No.2 to Forbearance Agreement, dated as of May 14, 2009, by and between National Holdings Corporation and Bedford Oak Partners, L.P. previously filed as Exhibit 10.31 to Form 10-Q in May 2009 and hereby incorporated by reference.

10.30
Amendment No.3 to Forbearance Agreement, dated as of May 29, 2009, by and between National Holdings Corporation and Christopher C. Dewey previously filed as Exhibit 10.34 to Form 10-Q in August 2009 and hereby incorporated by reference.

10.31*	Amendment No. 1 to Employment Agreement, dated as of November 23, 2009, by and between the Company and Mark Goldwasser.
10.32*	Letter Agreement, dated as of November 23, 2009, by and between the Company and Mark Goldwasser.
10.33*	Amendment No. 1 to Employment Agreement, dated as of November 23, 2009, by and between the Company and Leonard Sokolow.
10.34*	Letter Agreement, dated as of November 23, 2009, by and between the Company and Leonard Sokolow.
14.	The Code of Ethics filed as Exhibit 14 to Form 10-K in December 2003 and hereby incorporated by reference.
16.1	Change in Certifying Accountant, previously filed in Form 8-K in September 2008 and hereby incorporated by reference.
21.	Subsidiaries of Registrant previously filed as Exhibit 21 to Form 10-K in December 2008 and hereby incorporated by reference.
23.1	Consent of Sherb & Co., LLP.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Compensatory agreements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Holdings Corporation

We have audited the accompanying consolidated statements of financial condition of National Holdings Corporation and Subsidiaries (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and Subsidiaries as of September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 23, 2009

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	September 30,
Current Assets	2009	2008
Cash	$6,493,000	$7,387,000
Deposit with clearing organizations	1,212,000	1,210,000
Receivables from broker dealers and clearing organizations	4,910,000	3,691,000
Other receivables, net of allowance for uncollectible accounts of
$402,000 and $630,000 at September 30, 2009 and 2008, respectively	332,000	580,000
Advances to registered representatives - Current portion	1,784,000	3,033,000
Securities owned: marketable – at market value	631,000	976,000
Securities owned:nonmarketable – at fair value	60,000	48,000
Total Current Assets	15,422,000	16,925,000

Advances to registered representatives - Long term portion	1,096,000	1,430,000
Fixed assets, net	1,163,000	1,243,000
Secured demand note	500,000	500,000
Intangible assets, net	2,329,000	2,950,000
Other assets	1,132,000	1,429,000
Total Assets	$21,642,000	$24,477,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Laibilities
Payable to broker dealers and clearing organizations	$299,000	$730,000
Securities sold, but not yet purchased, at market	4,000	63,000
Accounts payable, accrued expenses and other liabilities - Current portion	14,162,000	11,724,000
Notes payable, net of debt discounts of $0 and $41,000
at September 30, 2009 and 2008, respectively	500,000	959,000
Total Current Liabilities	14,965,000	13,476,000

Accrued expenses and other liabilities - Long term portion	719,000	611,000
Convertible notes payable, net of debt discount of $1,036,000 and $1,431,000
at September 30, 2009 and 2008, respectively	4,964,000	4,569,000
Total Liabilities	20,648,000	18,656,000

Subordinated borrowings	850,000	500,000

Stockholders' Equity
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
designated as Series A and 20,000 shares designated as Series B	-	-
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 42,957 shares issued and outstanding (liquidation preference:
$4,295,700) at September 30, 2009 and 37,550 shares issued and outstanding
(liquidation preference: $3,755,000) at September 30, 2008	-	-
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation preference: $0
at September 30, 2009 and September 30, 2008, respectively	-	-
Common stock, $.02 par value, 50,000,000 shares authorized;
17,151,704 and 16,422,538 shares issued and outstanding,
at September 30, 2009 and 2008, respectively	343,000	328,000
Additional paid-in capital	41,195,000	39,279,000
Accumulated deficit	(41,394,000)	(34,286,000)
Total Stockholders' Equity	144,000	5,321,000
Total Liabilities and Stockholders' Equity	$21,642,000	$24,477,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30, 2009	September 30, 2008
REVENUES
Commissions	$72,684,000	$50,128,000
Net dealer inventory gains	24,202,000	16,810,000
Investment banking	2,084,000	1,906,000
Total commission and fee revenues	98,970,000	68,844,000

Interest and dividends	1,586,000	3,862,000
Transfer fees and clearing services	10,797,000	5,529,000
Other	5,237,000	3,908,000
TOTAL REVENUES	116,590,000	82,143,000

EXPENSES
Commissions and fees	89,431,000	64,910,000
Employee compensation and related expenses	12,085,000	9,699,000
Clearing fees	3,180,000	2,952,000
Communications	4,242,000	1,632,000
Occupancy and equipment costs	5,015,000	3,844,000
Professional fees	3,599,000	2,986,000
Interest	1,242,000	680,000
Taxes, licenses, registration	1,371,000	533,000
Other administrative expenses	2,857,000	2,925,000
Intangible impairment	-	12,999,000

TOTAL EXPENSES	123,022,000	103,160,000

Net loss	(6,432,000)	(21,017,000)

Preferred stock dividends	(362,000)	(338,000)

Net loss attributable to common stockholders	$(6,794,000)	$(21,355,000)

LOSS PER COMMON SHARE
Net income (loss) attributable to common stockholders

Basic and diluted:	$(0.41)	$(2.02)

Weighted average number of shares outstanding:
Basic and diluted	16,760,243	10,579,778

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2009 and SEPTEMBER 30, 2008

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	$	Shares	$	Paid-in Capital	Deficit	Equity (Deficit)
BALANCE, September 30, 2007	37,550	$-	8,602,628	$172,000	$19,919,000	$(13,269,000)	$6,822,000

Common stock issued in connection with merger	-	-	7,789,910	155,000	16,547,000	-	16,702,000

Exercise of stock options	-	-	30,000	1,000	16,000	-	17,000

Warrants issued in connection with debt	-	-	-	-	1,579,000	-	1,579,000

Amortization of deferred compensation	-	-	-	-	1,218,000	-	1,218,000

Net loss	-	-	-	-	-	(21,017,000)	(21,017,000)
BALANCE, September 30, 2008	37,550	-	16,422,538	328,000	39,279,000	(34,286,000)	5,321,000

Common stock issued in private placement	-	-	666,666	14,000	254,000	-	268,000

Issuance of stock options	-	-	-	-	878,000	-	878,000

Common stock issued in exchange for services	-	-	62,500	1,000	62,000	-	63,000

Issuance of Series A preferred stock dividend	5,407				676,000	(676,000)

Forbearance agreement warrant repricing	-	-	-	-	46,000	-	46,000

Net loss	-	-	-	-	-	(6,432,000)	(6,432,000)
BALANCE, September 30, 2009	42,957	$-	17,151,704	$343,000	$41,195,000	$(41,394,000)	$144,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,432,000)	$(21,017,000)
Adjustments to reconcile net income (loss) to net
cash used in operating activities
Impairment of intangible asset	-	12,999,000
Depreciation and amortization	1,336,000	1,140,000
Amortization of deferred financing costs	49,000	-
Amortization of note discount	435,000	245,000
Compensatory element of common stock option issuances	878,000	1,218,000
Warrant issuance and repricing for forbearance of notes payable	46,000	-
Fair value of shares issued in exchange for services and deferred comp	63,000	28,000
Unrealized loss on securities	(150,000)	-
Changes in assets and liabilities
Deposits with clearing organizations	(2,000)	(2,000)
Receivables from broker-dealers, clearing organizations and others	612,000	1,933,000
Securities owned: marketable, at market value	494,000	299,000
Securities owned: non-marketable, at fair value	(11,000)	(2,000)
Other assets	250,000	(392,000)
Payables	2,115,000	(2,489,000)
Securities sold, but not yet purchased, at market	(60,000)	(15,000)
Net cash used in operating activities	(377,000)	(6,055,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in merger	-	3,620,000
Purchase of fixed assets	(635,000)	(471,000)
Net cash provided by (used in) investing activities	(635,000)	3,149,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(500,000)	-
Net proceeds from issuance of convertible notes payable	-	6,000,000
Net proceeds from subordinated borrowings	350,000	-
Net proceeds from private placement	268,000	-
Cash payment of deferred financing costs	-	(176,000)
Capitalized merger costs	-	(505,000)
Exercise of stock options	-	17,000
Net cash provided by financing activities	118,000	5,336,000

NET INCREASE (DECREASE) IN CASH	(894,000)	2,430,000

CASH BALANCE
Beginning of the year	7,387,000	4,957,000
End of the year	$6,493,000	$7,387,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$574,000	$528,000
Income taxes	$80,000	-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Warrants issued in connection with debt	$112,500	$1,579,000
Series A preferred stock dividends	$362,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 and SEPTEMBER 30, 2008

NOTE 1. ORGANIZATION

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996,  is a financial services organization, operating primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”) (collectively, the “Broker Dealer Subsidiaries”).  The Broker Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.  On March 15, 2006, the Company changed its name from “Olympic Cascade Financial Corporation” to “National Holdings Corporation.”  On July 1, 2008, National consummated a merger with vFinance, Inc. (“vFinance”).

Through its Broker Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 63,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 4,000 micro and small cap stocks and provides liquidity in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  vFinance Investments is also a member of the National Futures Association ("NFA").

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of National and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The acquired operations of vFinance have been included from the date of the merger (“July 1, 2008”) though September 30, 2009.

Estimates

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

Reclassifications

Certain items in the 2008 financial statements have been reclassified to conform to the presentation in the 2009 financial statements.  Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Revenue Recognition

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

Customer security transactions and the related commission income and expense are recorded on a trade date basis.  Customers who are financing their transaction on margin are charged interest.  The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC (“NFS”), Penson Financial Services, Inc. (“Penson”), Legent Clearing LLC (“Legent”), Fortis Securities, LLC (“Fortis”) and Rosenthal Collins Group, LLC. (“Rosenthal”).  The interest is billed on the average daily balance of the margin account.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Fixed Assets

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

Income Taxes

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and other liabilities approximates fair value based on the short-term maturity of these instruments.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment at least once a year or earlier if circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, in accordance with professional standards. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with capital financing transactions in accordance with professional standards for "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".  In accordance with professional standards, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its derivative financial instruments as of September 30, 2009, which consist of common stock purchase warrants, and determined that such derivatives are accounted for in accordance with professional standards.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional  as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company evaluated the conversion option embedded in the convertible preferred stock and determined, in accordance with the provisions of these statements, that such conversion option does not meet the criteria requiring bifurcation of these instruments. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option embedded in the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the preferred shares.  Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed in accordance with professional standards.

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted.

	Years Ended
	September 30,	September 30,
	2009	2008
Numerator:
Net loss	$(6,432,000)	$(21,017,000)
Preferred stock dividends	(362,000)	(338,000)
Numerator for basic earnings per share--net income (loss)
attributable to common stockholders - as reported	(6,794,000)	(21,355,000)
Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share--net income (loss)
attributable to common stockholders - as adjusted	$(6,794,000)	$(21,355,000)

Denominator:
Denominator for basic earnings per share--weighted
average shares	16,760,243	10,579,778
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	16,760,243	10,579,778

Net loss available to common stockholders
Basic and diluted	$(0.41)	$(2.02)

For the fiscal year ended September 30, 2009 and September 30, 2008, 6,811,650 and 6,379,000 shares, respectively, attributable to the outstanding Series A Preferred Stock and convertible notes were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted professional standards in accounting for “Share Based Payments.”   Professional standards address all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.  During fiscal years 2009 and 2008, the Company granted 90,000 and 2,255,000 stock options, respectively, with a fair value of approximately $56,100 and $2,059,000, respectively.  A charge of $878,000 and $826,000 was recorded in fiscal years 2009 and 2008, respectively, relating to the amortization of the fair value associated with these grants.

As a result of the merger with vFinance, the Company issued 2,880,640 stock options in exchange for the outstanding vFinance stock options, and recorded a charge of $429,000 and $171,000 in fiscal years 2009 and 2008, respectively, relating to the amortization of the fair value associated with these options.

In fiscal year 2007, the Company granted 50,000 shares of restricted stock with a fair value of $111,000. The fair value of the grant will be charged to the statement of operations over the four-year vesting period.  During the fiscal years ended September 30, 2009 and 2008 the Company recognized a charge of $28,000, for both years respectively, for the amortization of this grant.

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2009 and 2008.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.  Options issued under the Company's option plans have characteristics that differ from traded options.  In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.  The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended
	September 30,	September 30,
	2009	2008
Assumptions:
Risk-free interest rate	2.06% - 2.38%	1.47% - 2.19%

Expected life, in years	5.0	3.0

Expected volatility	30% - 87%	78% - 82%

As of September 30, 2009, there was $1,000,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements.  The Company has experienced a historic forfeiture rate of approximately 38% on previously granted stock options and expects that future forfeitures will be consistent with this experience.

A summary of the status of the Company’s non-vested shares as of September 30, 2009, and changes during the fiscal year then ended is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2008	3,828,774	$0.92
Granted	50,000	$0.64
Vested	(1,146,856)	$0.56
Expired	(815,177)	$0.90
Nonvested at September 30, 2009	1,916,741	$0.61

Concentrations of Credit Risk

The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses.  Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions.  The Company primarily uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company.  The Company uses three clearing brokers for substantially all of its business.  The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account.  The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company.  The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients.  It is the Company’s policy to review, as necessary, the credit standing of its customers and counterparty.  Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable.  Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction and included in other receivables in the accompanying consolidated statements of financial condition, and/or (iii) charged as an expense in the accompanying consolidated statements of financial condition, based on the particular facts and circumstances.

The Company maintains cash with major financial institutions.   All interest bearing accounts are insured up to $250,000.  On October 14, 2008 the FDIC announced its temporary Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program. The transaction account guarantee applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until June 30, 2010.  As a result of this coverage the Company believes it is not exposed to any significant credit risks for cash.

Other Receivables

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

Advances to Registered Representatives

Advances are given to certain registered representatives as an incentive for their affiliation with the Broker Dealer Subsidiaries.  The representative signs an independent contractor agreement with the Broker Dealer Subsidiaries for a specified term, typically a three-year period.  The advance is then amortized on a straight-line basis over the life of the broker’s agreement with the Broker Dealer Subsidiaries, and is included in commission expense in the accompanying consolidated statements of operations.  In the event a representative’s affiliation terminates prior to the fulfillment of their contract, the representative is required to repay the unamortized balance.

Securities Owned

Marketable securities which consist of publicly traded unrestricted common stock and bonds are valued at the closing price on the valuation date.  Non-marketable securities which consist partly of restricted common stock and of non-tradable warrants exercisable into freely trading common stock of public companies are carried at fair value as determined in good faith by management.

Other Assets

Other assets consist primarily of pre-paid expenses and lease deposits.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our results of operations, financial position, or our cash flows.

Recently Issued Accounting Standards

The new professional standard issued in May 2009 accounting for “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the issuance of financial statements. Specifically, the standard sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances that an entity should recognize events or transactions that occur after the balance sheet date, and 3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.

The new professional standard using Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles was issued in June 2009.  It sets forth that the Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the professionals to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also source for authoritative GAAP for SEC registrants. When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. As of September 30, 2009, the Company has adopted this policy.

 NOTE 3. CLEARING AGREEMENTS

In April 2005, National Securities entered into a clearing agreement with NFS that became effective in June 2005.  In the first quarter of fiscal year 2007, NFS paid National Securities a $750,000 general business credit that is being amortized over an eight year period ending November 2014, corresponding with the expiration date of the clearing agreement.  In the second quarter of fiscal year 2007, NFS provided National Securities a $250,000 clearing fee waiver that was amortized over a two year period ended December 2008, corresponding with the time period that certain performance standards were to be achieved.  The clearing agreement includes a termination fee if National Securities terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Penson, Legent, Fortis and Rosenthal.  The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

NOTE 4. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At September 30, 2009 and 2008, the receivables of $4,910,000 and $3,691,000 respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At September 30, 2009 and 2008, the amounts payable to broker-dealers and clearing organizations of $299,000 and $730,000 respectively, represent amounts owed to clearing firms for fees on unsettled transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 5. OTHER RECEIVABLES

An analysis of other receivables and the allowance for uncollectible accounts on such receivables, for the fiscal years ended September 30, 2008 and 2009 is as follows:

	Other		Net
	Receivables	Allowance	Receivables
Balance, September 30, 2007	$1,251,000	$(467,000)	$784,000
Additions	527,000	-	-
Collections	(568,000)	-	-
Provision	-	(163,000)	-
Balance, September 30, 2008	1,210,000	(630,000)	580,000
Additions	3,693,000	-	-
Collections	(3,539,000)	-	-
Provision	(630,000)	228,000	-
Balance, September 30, 2009	$734,000	$(402,000)	$332,000

NOTE 6. ADVANCES TO REGISTERED REPRESNTATIVES

An analysis of advances to registered representatives for the fiscal years ended September 30, 2008 and 2009 is as follows:

Balance, September 30, 2007	$4,010,000
Advances	1,784,000
Amortization or repayment of advances	(1,331,000)
Balance, September 30, 2008	4,463,000
Advances	853,000
Amortization or repayment of advances	(2,436,000)
Balance, September 30, 2009	$2,880,000

The unamortized advances outstanding at September 30, 2009 and 2008 attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation were $0 and $84,000 respectively.

NOTE 7. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET – MARKETABLE

The following table shows the quoted market values of securities owned by the Company as of September 30, 2009 and 2008, respectively:

	Securities owned
	September 30, 2009	September 30, 2008
Corporate stocks	$86,000	$454,000
Corporate bonds	3,000	6,000
Government obligations	542,000	516,000
Restricted securities – non marketable	60,000	48,000
	$691,000	$1,024,000

The following table shows the quoted market values of securities sold, but not yet purchased by the Company as of September 30, 2009 and 2008 respectively:

	Securities sold, but not yet purchased
	September 30, 2009	September 30, 2008
Corporate stocks	$4,000	$9,000
Corporate bonds	-	10,000
Government obligations	-	44,000
	$4,000	$63,000

Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices.  The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected in the consolidated statements of financial condition.

Securities owned, non-marketable, which consist of restricted common stock that is not readily traded and warrants to purchase common stock, totaled $60,000 and $48,000 as of September 30, 2009 and 2008, respectively.

Fair Value Measurements

As of September 30, 2009

Securities owned at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$86,000	$-	$-	$86,000
Corporate bonds	3,000	-	-	3,000
Government obligations	542,000	-	-	542,000
Restricted stock	-	60,000	-	60,000
	$631,000	$60,000	$-	$691,000

Securities sold, but
not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$4,000	$-	$-	$4,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
	$4,000	$-	$-	$4,000

As of September 30, 2008

Securities owned at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$454,000	$-	$-	$454,000
Corporate bonds	6,000	-	-	6,000
Government obligations	516,000	-	-	516,000
Restricted stock	-	48,000	-	48,000
	$976,000	$48,000	$-	$1,024,000

Securities sold, but
not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$9,000	$-	$-	$9,000
Corporate bonds	10,000	-	-	10,000
Government obligations	44,000	-	-	44,000
	$63,000	$-	$-	$63,000

NOTE 8. FIXED ASSETS

Fixed assets as of September 30, 2009 and 2008, respectively, consist of the following:

	September 30, 2009	September 30, 2008	Estimated Useful Lives
Equipment	$2,294,000.	$2,045,000	5 years
Furniture and fixtures	341,000	311,000	5 years
Leasehold improvements	576,000	544,000	Lesser of useful life or term of lease
Capital Leases (Primarily composed of Computer Equipment)	1,940,000	1,481,000	5 years
	5,151,000	4,381,000
Less accumulated depreciation	(3,988,000)	(3,138,000)
Fixed assets - net	$1,163,000	$1,243,000

Depreciation and amortization expense for the years ended September 30, 2009 and 2008 was $1,336,000 and $1,140,000 respectively.

NOTE 9. ACQUISITIONS

Pursuant to the Merger Agreement, upon the closing of the Merger which occurred at 12:01 a.m. July 1, 2008 (the "Effective Date"), each share of vFinance common stock outstanding immediately prior to the closing of the Merger were automatically converted into the right to receive 0.14 shares of our common stock, rounded up to the nearest whole share.

Each option or warrant to purchase shares of vFinance common stock outstanding upon the Effective Date were converted into options or warrants, as the case may be, to acquire the number of shares of our common stock determined by multiplying (i) the number of shares of vFinance common stock underlying each outstanding stock option or warrant immediately prior to the effective time of the Merger by (ii) 0.14, at a price per share of our common stock equal to the exercise price per share of each stock option or warrant otherwise purchasable pursuant to the stock option or warrant divided by 0.14.

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

The following table summarizes the Company’s computation in determining the intangible asset acquired in the merger:

Purchase price	$17,598,000
Fair value of liabilities assumed	6,506,000
24,104,000

Less fair value of assets acquired	7,316,000
Intangible assets acquired	$16,788,000

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

The following table shows the actual calculation of tangible assets acquired and the total percentage of ownership in the vFinance Inc.

June 30, 2008
Total tangible assets acquired
Cash	$4,426,000
Deposits with clearing organizations	991,000
Other receivables, net of allowance for non-collectable	135,000
Advances to registered representatives	8,000
Securities owned
Marketable, at market value	75,000
Not readily marketable, at estimated market value	56,000
Fixed assets, net of accumulated depreciation	768,000
Other assets	857,000

Total tangible assets	$7,316,000

Total liabilities acquired
Payable to Broker-Dealers and Clearing Organizations	$239,000
Securities sold, but not yet purchased, at market	1,000
Accounts payable, accrued expenses and other liabilities	5,785,000
Capital lease obligations	481,000
Total liabilities	$6,506,000

Net tangible assets acquired	$810,000

% Acquired	100%

NOTE 10. INTANGIBLE ASSETS

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

To determine the fair value of the intangible assets, the Company used the guidance provided by professional standards defining Fair Value Measurements.   These professional standards provide a fair value hierarchy which gives priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  There is no active market for assets identical to the Company’s acquired customer relationships nor has the Company been able to identify, as defined.  Additionally, the Company was unable to identify the following Level 2 inputs:  1) quoted prices for similar assets in active markets, 2) quoted prices for similar or identical assets in markets that are not active, or 3) inputs other than quoted prices that are observable for the asset.  Accordingly, the Company used mostly unobservable inputs, consisting of estimated future net cash flows generated specifically from the acquired customer relationships.  However, the Company did use certain Level 1 and 2 inputs to substantiate certain assumptions that helped determine the discount rate it used in deriving the fair value of the intangible assets.

Based on this method, the Company determined that the adjusted carrying basis of its intangible assets resulting from its merger with vFinance amounts to $2,950,000 at September 30, 2008.  The difference between the adjusted carrying basis and its unamortized carrying basis amounts to $12,999,000 and has been recorded as an operating expense of the Company in the accompanying financial statements.  The remaining intangible asset will be amortized over the balance of the assets original life for 4.75 years.  Amortization of the Company’s intangible asset for the fiscal years ending September 30, 2009 and 2008 was $621,000 and $839,000, respectively.

The following table demonstrates the amortization management expects to be taken in future years:

Fiscal Year Ending
2010	621,000
2011	621,000
2012	621,000
2013	466,000
$2,329,000

NOTE 11. OTHER ASSETS

Other assets as of September 30, 2009 and 2008 respectively, consist of the following:

	September 30, 2009	September 30, 2008
Pre-paid expenses	$659,000	$728,000
Deposits	184,000	352,000
Investments in unaffiliated entity	162,000	162,000
Deferred financing costs	114,000	163,000
Other	13,000	24,000
Total	$1,132,000	$1,429,000

NOTE 12. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities, as a part of current liabilities, as of September 30, 2009 and 2008 respectively, consist of the following:

	September 30, 2009	September 30, 2008
Commissions payable	$7,745,000	$6,537,000
Deferred clearing fee credits	94,000	94,000
Telecommunications vendors payable	82,000	209,000
Legal payable	663,000	646,000
Deferred rent payable	33,000	33,000
Accrued compensation	757,000	567,000
Capital lease liability	703,000	613,000
Other vendors	4,085,000	3,025,000
Total	$14,162,000	$11,724,000

NOTE 13. CONVERTIBLE NOTES PAYABLE

On March 31, 2008, the Company completed a financing transaction under which an investor made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share.  The promissory note matures in March 2012, is convertible into common stock at a price of $2.00 per share and has a stated interest rate of 10% per annum.  Using professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument.  These amounts, totaling approximately $791,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

On June 30, 2008, the Company completed a financing transaction under which the same investor made an additional investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 468,750 shares of common stock at an exercise price of $2.00 per share.  The promissory note matures in June 2012, is convertible into common stock at a price of $1.60 per share and has a stated interest rate of 10% per annum.  Under professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument.  These amounts, totaling approximately $789,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

The following table summarizes convertible notes payable at September 30, 2009.

	September 30,	September 30,
	2009	2008
10% convertible notes payable	$6,000,000	$6,000,000
Less: Debt discount	(1,036,000)	(1,431,000)
	$4,964,000	$4,569,000

The Company incurred interest expense related to its convertible notes of $600,000 and $391,000 for the fiscal years ended September 30, 2009 and 2008, respectively.

NOTE 14. NOTES PAYABLE – RELATED PARTY

In February 2007, the Company completed a financing transaction under which certain investors purchased 10% promissory notes in the principal amount of $1.0 million, with warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.40 per share.  The promissory notes matured in February 2009, and had a stated interest rate of 10% per annum.  The Company obtained forbearance agreements from the lenders and as a result, re-priced some of the warrants down to an exercise price of $0.75 per share.  The Company recalculated the fair value of the warrants and took an incremental charge of approximately $46,000 recorded as interest expense, in accordance with professional standards.  During  2009 the Company repaid $500,000 of the notes payable and the other $500,000 has been extended to a new maturity of May 2010.  The Company has fully amortized the debt discount associated with these notes and an expense of $41,000 was charged to interest expense in 2009.  Such amortization had been included in “Interest” in previous years, in the accompanying consolidated financial statements.

The following table summarizes notes payable at September 30, 2009 and 2008, respectively:

	September 30,	September 30,
	2009	2008
10% promissory notes payable	$500,000	$1,000,000
Less: Debt discount	-	(41,000)

	$500,000	$959,000

The note outstanding on September 30, 2009 matures in fiscal year 2010.  This note has is made by Christopher Dewey, who serves as a member of our Board of Directors.  The Company incurred interest expense related to its notes of $73,000 and $208,000 for the fiscal years ended September 30, 2009 and 2008, respectively.

NOTE 15. SECURED DEMAND NOTE / SUBORDINATED BORROWINGS

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

National Securities entered into a secured demand note collateral agreement with an employee of National Securities and a former Director of the Company, to borrow securities that can be used by the Company for collateral agreements.  These securities have been pledged through an unrelated broker-dealer, and have a borrowing value totaling $500,000.  This note bears interest at 5% per annum with interest paid monthly. In fiscal year 2009, upon the maturity of the aforementioned note, the lender opted to not renew the note and as such, the note is presently in “Suspended Repayment” status, as defined in the original note.    Certain of the securities, totaling $168,000, have been pledged as collateral for security deposits for office leases under two letters of credit.  No amounts have been drawn on either of these letters of credit.  The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share, with an expiration date of July 31, 2010.

In June 2009, National Securities was approved by the FINRA to receive a Subordinated loan from Legent for $100,000.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent, to clear a portion of the business.  This loan is forgivable after one year and National Securities bringing over a certain number of assets to the Legent clearing platform.

In July 2009, National Securities was approved by the FINRA to receive an additional Subordinated loan from Legent for $250,000, also bearing interest at the rate of 4.5% payable monthly.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent, to clear a portion of the business.  This loan is scheduled to begin principal repayment at a minimum of $10,000 per month or $10 per transaction whichever is greater, starting July 31, 2010.  Some or all of this repayment may be funded by transactional credits depending on the amount of business conducted through Legent on a monthly basis.

NOTE 16. INCOME TAXES

The income tax provision (benefit) consists of:

Years Ended
	September 30, 2009	September 30, 2008
Federal income tax provision (benefit)	$-	$-
State income tax provision (benefit)	-	-
	$-	$-

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

The income tax provision (benefit) related to income (loss) from continuing operations before income taxes and extraordinary items vary from the federal statutory rate as follows:

	Years Ended
	September 30, 2009	September 30, 2008
Statutory federal rate	35.0%	35.0%
State income taxes net of federal income tax benefit	5.2	5.2
Permanent differences for tax purposes	(10.4)	(26.5)
Change in valuation allowance	(29.8)	(13.7)
	0.0%	0.0%

 Significant components of the Company’s deferred tax assets that are included in other assets in the accompanying financial statements are as follows:

	September 30, 2009	September 30, 2008
Deferred tax assets:
Net operating loss carry-forwards	$12,585,000	$13,000,000
Reserves for uncollectible receivables	162,000	187,000
Accrued but unpaid bonuses	190,000	189,000
Other temporary differences	88,000	61,000
Total deferred tax assets	13,025,000	13,437,000
Valuation allowance	(13,025,000)	(13,437,000)
Net deferred tax asset	$-	$-

At September 30, 2009, the Company had available net operating loss carryovers of approximately $31.5 million that may be applied against future taxable income and expires at various dates through 2029, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.  The valuation allowance for the deferred tax asset decreased by  $ 412,000 and increased $9.4 million during the fiscal years ended September 30, 2009 and 2008 respectively.  The net change in the valuation allowance is due principally to the net operating loss carryovers, reserve for uncollectible accounts and other temporary differences.

During the fiscal year ended September 30, 2009, the Company adjusted its deferred tax asset estimate relating to net operating loss carryovers from fiscal year ended September 30, 2008 to reflect actual tax losses per the Company’s tax return as filed.  This adjustment had the effect of reducing the deferred tax assets from net operating loss carry-forwards by approximately $2,200,000 with a corresponding reduction to the valuation allowance account.  This adjustment has no impact on the Company’s assets, liabilities or net loss as of September 30, 2009.

The Company acquired vFinance, Inc. and subsidiaries during fiscal year ended September 30, 2008 and increased its consolidated tax net operating loss carry-forwards by approximately $12 million from vFinance pre-acquisition net operating losses.  However, pursuant to IRC Section 382, the amount of taxable income that can be offset by these pre-acquisition net operating losses of both the Company and vFinance, Inc is limited due to the ownership change that occurred during the year.  The deferred tax asset derived from these tax loss carry-forwards have been included in consolidated deferred tax assets- net operating loss carry-forwards, and a full valuation allowance has been established since it is not more likely than not that such benefits will be recovered.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2009, the Company leases office space and equipment in various states expiring at various dates through August 2015, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2010	$3,887,000	$72,000	$3,815,000
2011	3,712,000	72,000	3,640,000
2012	3,126,000	72,000	3,054,000
2013	2,319,000	72,000	2,247,000
Thereafter	1,492,000	66,000	1,426,000
	$14,536,000	$354,000	$14,182,000

The totals amount of rent payable under the leases is recognized on a straight line basis over the term of the leases.  As of September 30, 2009 and September 30, 2008, the Company has recognized deferred rent payable of $221,000 and $313,000, respectively (See Note 12).  Rental expense under all operating leases for the years ended September 30, 2009 and September 30, 2008 was $3,266,000 and $2,356,000 respectively. Sublease income under all operating subleases for the years ended September 30, 2009 and 2008 was approximately $72,000 and $65,000, respectively.

Litigation and Regulatory Matters

In July 2005, the Securities and Exchange Commission contacted vFinance regarding an investigation into Lexington Resources, Inc.  On May 4, 2006 the Commission issued an Order Directing Investigation advising vFinance that the Division of Enforcement staff were investigating possible violations of Sections 5(a) and 5(c)of the Securities Act of 1933, Rule 10(b)5 of the Exchange Act, Section 17b of the Securities Act, Section 17(a) of the Exchange Act, Section 15(c)(l)(a) of the Exchange Act, Section 13(d) of the Exchange Act, and Section 16(a) of the Exchange Act from the period of November 2003 through May 4, 2006.  From July 2005 through and including March 2007, multiple document and information requests and responses to those requests were exchanged between the SEC staff and vFinance.  In total more than 5,000 pages of documents were produced to the SEC staff in both electronic and hard copy form.  On January 3, 2008, the SEC issued and Order Instituting Administrative Proceedings against vFinance Investments, Inc., Richard Campanella and a former registered representative.  The Order alleges that vFinance violated the federal securities laws by failing to preserve and produce customer correspondence of one of its registered representative.  The SEC also alleges that the registered representative repeatedly failed to produce records and deliberately deleted data from his hard drive relating to a matter under investigation by the SEC.  The SEC separately alleges that Campanella failed to respond promptly to the SEC's document requests, as required under Section 17(a) of the Exchange Act, and failed to address the registered representative’s non-compliance with the firm document retention policies.  The alleged violations were isolated occurrences related to this registered representative and were limited to the Flemington, New Jersey branch office.  The registered representative terminated his employment with vFinance on August 4, 2006, and has not been associated with vFinance since that date.  On November 7, 2008, a ruling in this matter was issued which found that vFinance willfully violated Section 17(a) of the Exchange Act and Rules 17a-4(b)(4) and 17a-4(j) thereunder, and that Campanella aided and abetted and caused vFinance's violations.  As a consequence, a Cease and Desist Order was issued against vFinance with a civil monetary penalty against vFinance in the amount of $100,000.  On November 17, 2008 vFinance filed a Motion to Correct Manifest Errors of Fact in the Initial Decision in an effort to correct possible errors in the ruling’s findings of fact.  The Judge denied the motion.   The Company sought review of the Judge's decision and, following briefing, will present oral argument in early 2010.

On March 4, 2008, vFinance received a customer arbitration (FINRA Case No.08-00472) from Donald and Patricia Halfmann, alleging that Jeff Lafferty, a former registered representative of vFinance, misappropriated approximately $110,000 of the Halfmanns' funds via check alteration, and that vFinance ought to be liable for an additional $150,000 for other dishonest and fraudulent acts committed after he left vFinance.  On August 6, 2009 the arbitrators’ ruled that vFinance Investments must pay for losses, interest, attorney’s costs and punitive damages totaling approximately $805,000. The firm made a claim against its fidelity bond carrier, and received approximately $59,000 for the claim.  The firm and has determined that there was no basis to seek to have the entire arbitration award, or any part of that award, vacated.  In December, vFinance finished paying the entire award to the Halfmann's in accordance with the terms agreed upon between the parties.

In November 2009, James and Cheryl Merrill, on behalf of themselves and on behalf of all other similarly situated investors, filed a class action in the Unites States District Court, Central District of California, Southern Division, against National  and National Securities  in connection with the purchase and sale of promissory notes issued on or after September 18, 2006 by one or more of Medical Capital Holdings, Inc.’s special purpose corporations, including Medical Provider Financial Corporation III, Medical Provider Financial Corporation IV (“Medical Capital IV”), Medical Provider Funding Corporation V (“Medical Capital V”) and Medical Provider Funding Corporation VI V (“Medical Capital VI”) .  The class action has not yet been certified or decertified.  The class members assert claims against NSC for violations of Section 12(a)(1) of the Securities Act of 1933 (the “Securities Act”), 15 U.S.C. § 77l, and for violations of 12(a)(2) of the Securities Act, 15 U.S.C. § 77l.  The class members further assert claims against NHC under Section 15 of the Securities Act, 15 U.S.C. § 770.  The class members seek compensatory damages, rescission or a recessionary measure of damages, pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, all in undisclosed amounts.

In December 2009, Amos Norman (“Norman”), individually and as trustee of a trust, commenced an arbitration against National Securities and Brian Folland (“Folland”), a securities broker registered with NSC, before FINRA Dispute Resolution in connection with investments totaling $815,000. Claimant alleges that he invested a total of $590,000 in Medical Capital IV, Medical Capital V and Medical Capital VI, among other investments, although Norman concedes that $60,000 of the amount invested in Medical Capital IV was made prior to Folland’s registration with National Securities, and further, that National Securities should not be liable for such investment.  Claimant also alleges that he invested $100,000 in an entity created by Provident Royalties (discussed further below).  Claimant asserts claims against National Securities for violation of federal securities laws, violation of California securities laws, violation of California’s elder abuse laws, violation of California’s unfair, unlawful and fraudulent business practices acts, breach of contract, common law fraud, breach of fiduciary duty, negligence and gross negligence.

In total, Claimant seeks compensatory damages of $630,000 from National Securities ($530,000 for the Medical Capital investments and $100,000 for the Provident Royalties investment), as well as benefit of the bargain damages, lost opportunity costs, model portfolio damages, prejudgment interest, costs, reasonable attorneys’ fees and punitive damages, all in undisclosed amounts.

In October 2009, NSC received demands from counsel representing two other customers who allegedly invested an aggregate of $200,000 in Medical Capital V and Medical Capital VI.  Those matters have not proceeded to litigation and the Company has not yet conducted discovery into the allegations or potential defenses, although it appears that those customers may also be contemplated members of the above-discussed class action.  The Company estimates, to the extent that it can, that based on prior experience, its liability from these demands, should they proceed to litigation, may be substantially less than the amount of all damages and other relief sought.  These demands arise in the normal course of business.

The Company has not yet conducted discovery into the allegations or potential defenses in connection with any of these actions or claims and it appears that Norman and the other claimants set forth above may be contemplated member of the above-discussed class action with respect to his investments in Medical Capital IV, Medical Capital V and Medical Capital VI, and with respect to Norman, the below-discussed class action involving Provident Royalties.  The Company intends to defend itself vigorously in this action and believes that the eventual outcome of this matter will not have a materially adverse effect on the Company.  However, the ultimate outcome of this matter cannot be determined at this time.

In December 2009, plaintiffs Robert Adams, Joseph Billitteri, Karen L. Bopp, IRA, Bussell Living Trust DTD 12/05/96, John Gilgallon, Scott Jessen, Sharon Kreindel Revocable Trust DTD 02/09/2005, Mary Merline, James Merrill, Don Ribacchi and Lewis Wilson, each on his, her or its own behalf and on behalf of all similarly situated investors, filed a Consolidated Amended Class Action Complaint in the United States District Court, Northern District of Texas, Dallas Division, against a number of broker-dealers, including NSC, and against a number such broker-dealers’ parent companies, including NHC, in connection with a series of offerings for oil and gas investments.  Each member of the class asserts claims against NSC for breach of fiduciary duty and for violations of § 33(A)(2) of the Texas Securities Act.  Each member seeks to hold NHC liable for NSC’s conduct as a control person under § 33(F)(1) of the Texas Securities Act.  The class members seek compensatory damages, rescission or a recessionary measure of damages, pre-judgment interest, costs and expenses, including attorneys’ fees, all in undisclosed amounts.

In December 2009, claimants Lorna Chen, Terry Darden, John Davis, Barbara Farace, David Kravetz, Janice Miyashiro and Vip Miyashiro commenced an arbitration against NSC before FINRA Dispute Resolution.  Claimants assert claims against NSC for negligence, negligent misrepresentation and omission, breach of fiduciary duty, breach of contract, violation of New Jersey’s Uniform Securities Law, violation of the Texas Securities Act, violation of California Corporate Securities Laws, violation of the Securities Act of Washington

In total, Claimants seeks compensatory damages of $525,000 from NSC in connection with the Provident Royalties investments, and Mr. Davis seeks compensatory damages of $207,000 from NSC in connection with his Medical Capital investments.  Claimants further seek rescission, prejudgment interest, punitive damages, costs pursuant to New Jersey’s Uniform Securities Law, and costs and attorneys’ fees pursuant to the Texas Securities Act and the Securities Act of Washington, all in undisclosed amounts.

The Company has not yet conducted discovery into the allegations or potential defenses related to the Provident claims and it appears that each of the claimants in the FINRA Dispute Resolution may be a contemplated member of the above-discussed class action involving Provident Royalties, and that Mr. Davis may also be a contemplated member of the above-discussed class action with respect to his investments in Medical Capital IV, Medical Capital V and Medical Capital VI.  The Company intends to defend itself vigorously in this action and believes that the eventual outcome of this matter will not have a materially adverse effect on the Company.  However, the ultimate outcome of this matter cannot be determined at this time.

In early 2009, Vincent Falco commenced a FINRA arbitration against National Securities and two of its employees.   Claimant alleges that National Securities and the registered representatives purchased unsuitable securities, failed to follow instructions regarding the use of margin, made misrepresentations of material fact and/or omitted material facts in connection with the purchase of securities, managed the account negligently, breached their contract with Mr. Falco, breached fiduciaries duties owed to him, and violated FINRA Conduct Rules.  Claimant further alleges that National Securities negligently supervised Mr. Alves and is vicariously liable for his conduct in tort, under a theory of respondeat superior.  Finally, Claimant alleges violations of unidentified laws of the State of Florida.  Claimant seeks compensatory damages from all respondents in the amount of $3,000,000, punitive damages of $9,000,000, plus disgorgement of fees, attorneys’ fees, forum fees, costs and interest, all in undisclosed amounts.

National Securities timely filed a response to this claim and has begun but not yet completed discovery into the allegations and potential defenses.  The Company intends to defend itself vigorously in this action, which is set for hearing in Florida on February 15-19, 2010.  The Company believes that the eventual outcome of this matter will not have a materially adverse effect on the Company.  However, the ultimate outcome of this matter cannot be determined at this time.

The Company’s subsidiaries are defendants in various arbitrations and administrative proceedings, lawsuits and claims together alleging damages in excess of $12,091,000.   The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may be less than $602,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2009 and 2008, is $203,000 and $587,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $829,000 and $1,820,000 for the fiscal year 2009 and 2008, respectively.

NOTE 19. STOCKHOLDERS’ EQUITY

Shares Authorized

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

During the fiscal year ended September 30, 2007, the Company granted 50,000 shares of restricted stock with a fair value of $111,000.  The fair value of the grant will be charged to the statement of operations over the four-year vesting period. During the fiscal years ended September 30, 2009 and 2008 the Company recognized a charge of $28,000, for each year respectively, for the amortization of this grant.

Series A Convertible Preferred Stock

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

During the fiscal years ended September 30, 2009, 2007, 2006 and 2005, the Company’s Board of Directors declared in-kind dividends in the aggregate of 5,407, 2,537, 1,996 and 2,143 shares of Series A preferred stock, in payment of approximately $676,000, $317,000, $300,000 and $322,000, respectively, for dividends accumulated through March 31 of each year.  In March 2006, the Company’s shareholders approved an amendment to decrease the conversion price of the Series A preferred stock to $1.25 per share from $1.50 per share.  As of September 30, 2009 and 2008, the amount of accumulated dividends for the Company’s 42,957 and 37,550 issued and outstanding shares of Series A preferred stock was approximately $194,000 and $506,000, respectively.

Stock Options

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

In the fiscal year ended September 30, 2009, the Company issued options to purchase 90,000 shares of common stock with a fair value of $56,000 and exercise prices ranging from $0.64 to $0.70 cents per share.

A summary of the status of the Company’s stock options outstanding at September 30, 2009 is in the tables presented below.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$0.64-$1.15	668,100	1.82	$1.05	533,575	$1.08
$1.214-$1.50	2,090,940	1.51	$1.39	1,681,020	$1.37
$1.55-$2.57	3,153,125	4.63	$1.76	1,780,829	$1.77
	5,912,165			3,995,424

		Weighted	Aggregate
		Average Price	Intrinsic
	Outstanding	Per Share	Value
Balance, September 30, 2007	2,007,000	$1.62	$2,359,000
Granted	2,255,000	$1.67
Issued in Merger	2,880,640	$1.46
Exercised	(30,000)	$0.57
Forfeitures	(225,000)	$1.53
Balance, September 30, 2008	6,887,640	$1.58	$-
Granted	90,000	$0.67
Exercised	-	$-
Forfeitures	(1,065,475)	$1.67
Balance, September 30, 2009	5,912,165	$1.55	$2,500

As of September 30, 2009, the aggregate intrinsic value of the Company’s outstanding and exercisable options was $2,500.

Warrants

In February 2007, as further discussed in Note 14, the Company completed a financing transaction that included five-year warrants to purchase 250,000 shares of the Company’s common stock at $1.40 per share. In September 2009, in exchange for forbearance of the amounts due under the terms of this note, 187,500 of these warrants were re-priced to an exercise price of $0.75.  The total incremental cost associated with the re-pricing of these warrants was approximately $46,000.

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

During the year ended September 30, 2007 the warrant holders exercised 976,674 of their warrants and provided cash proceeds to the Company of $1,310,000.  No warrants were exercised during the years ended September 30, 2008 and 2009.

The following tables summarize information about warrants outstanding at September 30, 2009.

	Shares	Weighted Average Exercise Price	Exercisable
Outstanding at September 30, 2007	750,000	$1.20	750,000
Granted	843,750	$2.22
Issued in Merger	435,624	$1.35
Expired	(50,000)	$1.25
Outstanding at September 30, 2008	1,979,374	$1.67	1,979,374
Granted	112,500	$0.75
Exercised	0	$0
Expired	(1,400)	$16.071
Outstanding at September 30, 2009	2,090,474	$1.27	2,090,474

Warrants Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
$0.75	362,500	3.19	$0.75
$0.79	364,224	.0.09	$0.79
$1.00	300,000	1.28	$1.00
$1.25	618,750	3.04	$1.25
$2.00	375,000	3.50	$2.00
$2.14	14,000	0.39	$2.14
$4.46	56,000	1.88	$4.46
	2,090,474

As of September 30, 2009, the aggregate intrinsic value of the Company’s outstanding and exercisable warrants was $0.

NOTE 20. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At September 30, 2009, the Company had net capital of approximately $489,000 which exceeded its requirement by approximately $239,000

In addition to the net capital requirements, each of vFinance Investments, Inc. and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2009, vFinance Investments had net capital of approximately $1,295,000 which was approximately $295,000 in excess of its required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 614%.  At September 30, 2009, EquityStation had net capital of approximately $186,000 which was approximately $86,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 297%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 21. EMPLOYEE BENEFITS

National Securities has a defined 401(k) profit sharing plan (the “Plan”) that covers substantially all of its employees.  Under the terms of the Plan, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan.  The Company’s annual contributions are made at the discretion of the Board of Directors.  During the fiscal years ended September 30, 2009 and 2008, the Company made no contributions to the Plan.

vFinance Inc. participates in a defined contribution savings plan maintained by an affiliate, vFinance Holdings, Inc., in which substantially all employees are eligible to participate. The plan allows for matching of up to 25% of an employee’s annual contribution however, there were no Company matches for the last three years.

NOTE 22. UNAUDITED QUARTERLY DATA

Selected Quarterly Financial Data (Dollars in thousands, except per share data)

	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008

Revenues	$20,365	$16,284	$18,679	$26,815

Net loss	$(1,167)	$(1,364)	$(909)	$(17,577)
Preferred stock dividends	(85)	(83)	(84)	(86)

Net loss attributable to common stockholders	$(1,252)	$(1,447)	$(993)	$(17,663)

Loss per common share - Basic	$(0.15)	$(0.17)	$(0.12)	$(1.08)

Loss per common share - Diluted	$(0.15)	$(0.17)	$(0.12)	$(1.08)

	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009

Revenues	$27,852	$24,586	$33,530	$30,622

Net loss	$(1,142)	$(1,927)	$(868)	$(2,495)
Preferred stock dividends	(85)	(83)	(96)	(98)

Net loss attributable to common stockholders	$(1,227)	$(2,010)	$(964)	$(2,593)

Loss per common share - Basic	$(0.07)	$(0.12)	$(0.06)	$(0.16)

Loss per common share - Diluted	$(0.07)	$(0.12)	$(0.06)	$(0.16)

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