Form 10-Q
period 2009-12-31
NATIONAL HOLDINGS CORP
filed 2010-02-16
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2009                                                                                                                                       Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Broadway, 27th  Floor, New York, NY 10271
(Address including zip code of principal executive offices)
Registrant’s telephone number, including area code: (212) 417-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐                                                   Accelerated Filer ☐

Non-Accelerated Filer ☐                                                     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of February 12, 2010 there were 17,151,704 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

PART I.                      FINANCIAL INFORMATION
ITEM I.                      FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
ASSETS	2009	2009
Current Assets	(unaudited)	(see note below)
Cash	$5,071,000	$6,493,000
Deposit with clearing organizations	1,211,000	1,212,000
Receivables from broker dealers and clearing organizations	2,667,000	4,910,000
Other receivables, net of allowance for uncollectible accounts of
$402,000 and $630,000 at September 30, 2009 and 2008, respectively	427,000	332,000
Advances to registered representatives - Current portion	1,683,000	1,784,000
Securities owned: marketable – at market value	373,000	631,000
Securities owned:nonmarketable – at fair value	78,000	60,000
Total Current Assets	11,510,000	15,422,000

Advances to registered representatives - Long term portion	883,000	1,096,000
Fixed assets, net	1,123,000	1,163,000
Secured demand note	500,000	500,000
Intangible assets, net	2,174,000	2,329,000
Other assets	1,260,000	1,132,000
Total Assets	$17,450,000	$21,642,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Laibilities
Payable to broker dealers and clearing organizations	$241,000	$299,000
Securities sold, but not yet purchased, at market	77,000	4,000
Accounts payable, accrued expenses and other liabilities - Current portion	10,414,000	14,162,000
Notes payable, net of debt discounts of $0 at December 31, 2009 and September 30, 2009 repectively	500,000	500,000
Total Current Liabilities	11,232,000	14,965,000

Accrued expenses and other liabilities - Long term portion	467,000	719,000
Convertible notes payable, net of debt discount of $938,000 and $1,036,000
December 31, 2009 and September 30, 2009 repectively	5,062,000	4,964,000
Total Liabilities	16,761,000	20,648,000

Subordinated borrowings	850,000	850,000

Stockholders' Equity
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
designated as Series A and 20,000 shares designated as Series B	-	-
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 42,957 shares issued and outstanding (liquidation preference:
$4,295,700) at December 31, 2009 and 37,550 shares issued and outstanding
(liquidation preference: $3,755,000) at September 30, 2009	-	-
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation preference: $0
at December 31, 2009 and September 30, 2009, respectively	-	-
Common stock, $.02 par value, 50,000,000 shares authorized;
17,151,704 and 16,422,538 shares issued and outstanding,
at December 31, 2009 and September 30, 2009, respectively	343,000	343,000
Additional paid-in capital	41,377,000	41,195,000
Accumulated deficit	(41,881,000)	(41,394,000)
Total Stockholders' Equity	(161,000)	144,000
Total Liabilities and Stockholders' Equity	$17,450,000	$21,642,000

Note: The balance sheet at September 30, 2009 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	December 31,
	2009	2008
Revenues:
Commissions	$17,987,000	$15,410,000
Net dealer inventory gains	3,954,000	7,092,000
Investment banking	1,653,000	667,000

Total commission and fee revenues	23,594,000	23,169,000

Interest and dividends	500,000	697,000
Transfer fees and clearing services	2,906,000	2,750,000
Other	1,388,000	1,236,000

Total Revenues	28,388,000	27,852,000

Expenses:
Commissions and fees	21,387,000	21,067,000
Employee compensation and related expenses	3,084,000	3,074,000
Clearing fees	449,000	1,193,000
Communications	1,020,000	862,000
Occupancy and equipment costs	1,296,000	1,381,000
Professional fees	505,000	763,000
Interest	294,000	325,000
Taxes, licenses, registration	350,000	259,000
Other administrative expenses	491,000	70,000

Total Expenses	28,876,000	28,994,000

Net loss	(488,000)	(1,142,000)
Preferred stock dividends	(97,000)	(85,000)

Net loss attributable to common stockholders	$(585,000)	$(1,227,000)

Net loss per common share
Basic:
Net loss attributable to common stockholders	$(0.03)	$(0.07)
Diluted:
Net loss attributable to common stockholders	$(0.03)	$(0.07)
Weighted average number of shares outstanding
Basic	17,151,704	16,421,538
Diluted	17,151,704	16,421,538

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(488,000)	$(1,142,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	329,000	324,000
Amortization of deferred financing costs	11,000	14,000
Amortization of note discount	87,000	123,000
Amortization of foregivable notes to brokers	286,000	402,000
Compensatory element of common stock options issuance	182,000	237,000
Changes in assets and liabilities
Deposits with clearing organizations	1,000	(51,000)
Receivables from broker-dealers, clearing organizations and others	2,243,000	585,000
Other receivables	(95,000)	-
Advances to registered representatives	28,000	-
Securities owned: marketable, at market value	258,000	(1,075,000)
Securities owned: non-marketable, at fair value	(18,000)	7,000
Other assets	(127,000)	(15,000)
Payables	(4,000,000)	723,000
Payables to broker dealers and clearing organizations	(58,000)	-
Securities sold, but not yet purchased, at market	73,000	-
Net cash provided by (used in) operating activities	(1,288,000)	132,000

Cash flows from investing activities
Purchase of fixed assets	(134,000)	(167,000)
Net cash (used in) investing activities	(134,000)	(167,000)

Net decrease in cash	(1,422,000)	(35,000)

Cash balance
Beginning of the period	6,493,000	7,387,000

End of the period	$5,071,000	$7,352,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$199,000	$188,000
Income taxes	$42,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements as of December 31, 2009 and for the periods ended December 31, 2009 and December 31, 2008 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Through its Broker Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 45,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 4,000 small and micro cap listed stocks and provides liquidity in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority, Inc. ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  vFinance Investments is also a member of the National Futures Association ("NFA").

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

Clearing and other brokerage income are fees charged to the broker on customer’s security transactions and are recognized as of the trade date.

Other revenue consists primarily of investment advisory fees which are account management fees for high net worth clients.  These fees are determined based on a percentage of the customers assets under management, are billed quarterly and recognized when collected.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.

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

The Company assessed the classification of its derivative financial instruments as of December 31, 2009, which consist of common stock purchase warrants, and determined that such derivatives are accounted for in accordance with professional standards.

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

	Three Months Ended
	December 31,	December 31,
	2009	2008
Numerator:
Net loss	$(488,000)	$(1,142,000)
Preferred stock dividends	(97,000)	-85,000
Numerator for basic earnings per share-net income (loss)
attributable to common stockholders - as reported	(585,000)	(1,227,000)
Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$(585,000)	$(1,227,000)

Denominator:
Denominator for basic earnings per share--weighted
average shares	17,151,705	16,421,538
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	17,151,705	16,421,538

Net loss available to common stockholders
Basic and diluted	$(0.03)	$(0.07)

For the three-month period ended December 31, 2009, 11,913,894 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.  For the three-month period ended December 31, 2008, 11,624,428 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the common share equivalents that were excluded from the calculation:

	Three Months Ended
	December 31, 2009	December 31, 2008

Stock options	3,376,084	3,266,054
Warrants	1,726,250	1,979,374
Assumed conversion of:
Series A Preferred Stock	3,436,560	3,004,000
Notes	3,375,000	3,375,000
Dilutive potential common shares	11,913,894	11,624,428

Stock-Based Compensation

Effective October 1, 2005, the Company adopted ASC Topic 718  accounting for “Share Based Payment.”  This topic addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under Topic 718, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.   During the three months ended December 31, 2009 , the Company granted 300,000 stock options that vest over periods from two to four years, have a 5-year life and are exercisable at $0.69 per share.  A charge of approximately $107,000 and $237,000 was recorded in the three months ended December 31, 2009 and 2008, respectively, relating to the amortization of the fair value associated with all remaining stock option grants and restricted stock grants.

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

A summary of the stock option activity as of December 31, 2009, and changes during the three month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2009	5,912,165	$1.55	3.21	$2,500

Granted	300,000	0.69	4.75	-

Expired	156,775	0.62	2.05	-

Outstanding at December 31, 2009	6,055,390	$1.51	3.10	$-

Exerciseable at December 31, 2009	4,103,084	$2.23	4.58	$2,000

As of December 31, 2009, there was approximately $738,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements.  The Company has experienced a historic forfeiture rate of approximately 38% on previously granted stock options and expects that future forfeitures will be consistent with this experience.

A summary of the status of the Company’s nonvested shares as of December 31, 2009, and changes during the three month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2009	1,916,741	$0.61

Granted	300,000	$0.47

Vested	238,385	$0.90

Expired	26,050	$0.59

Nonvested at December 31, 2009	1,952,306	$1.53

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

Other Assets

Other assets consist primarily of prepaid expenses and lease deposits.

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

NOTE 4. CLEARING AGREEMENTS

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

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At December 31, 2009 and September 30, 2009, the receivables of $2,667,000 and $4,910,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At December 31, 2009 and September 30, 2009, the amounts payable to broker-dealers and clearing organizations of $241,000 and $299,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 6. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of December 31, 2009:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$117,000	$77,000
Corporate bonds	8,000	--
Government obligations	248,000	--
Non-marketable securities	78,000	--
	$451,000	$77,000

Fair Value Measurements

Securities owned at Fair Value as of December 31, 2009

Securities owned at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$117,000	$-	$-	$117,000
Corporate bonds	8,000	-	-	8,000
Government obligations	248,000	-	-	248,000
Non-marketable securities	-	78,000	-	78,000
	$373,000	$78,000	$-	$451,000

Securities sold, but not yet purchased at Fair Value as of December 31, 2009

Securities sold, but
not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$77,000	$-	$-	$77,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
	$77,000	$-	$-	$77,000

NOTE 7. INTANGIBLE ASSETS

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

Based on this method, the Company determined that the adjusted carrying basis of its intangible assets resulting from its merger with vFinance amounts to $2,950,000 at September 30, 2008.  The difference between the adjusted carrying basis and its unamortized carrying basis amounts to $12,999,000 and has been recorded as an operating expense of the Company in the accompanying financial statements.  The remaining intangible asset will be amortized over the balance of the assets original life for 4.75 years.  Amortization of the Company’s intangible asset for the first quarter ending December 31, 2009 and 2008 was $155,000 and $155,000, respectively.

NOTE 8. OTHER ASSETS

Other assets as of December 31, 2009 and September 30, 2009, respectively, consist of the following:

	December 31,	September 30,
	2009	2009
Pre-paid expenses	$802,000	$659,000
Deposits	179,000	184,000
Investments in unaffiliated entity	162,000	162,000
Deferred financing costs	104,000	114,000
Other	13,000	13,000
Total	$1,260,000	$1,132,000

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The short term portion of accounts payable, accrued expenses and other liabilities as of December 31, 2009 and September 30, 2009, respectively, consist of the following:

	December 31, 2009	September 30, 2009

Commissions payable	$4,973,000	$7,745,000
Deferred clearing fee credits	94,000	94,000
Telecommunications vendors payable	80,000	82,000
Legal payable	543,000	663,000
Deferred rent payable	33,000	33,000
Accrued compensation	819,000	757,000
Capital lease liability	603,000	703,000
Other vendors	3,269,000	4,085,000
Total	$10,414,000	$14,162,000

NOTE 10. CONVERTIBLE NOTES PAYABLE

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

The following table summarizes convertible notes payable at December 31, 2009 and September 30, 2009:

	December 31,	September 30,
	2009	2009
10% convertible notes payable	$6,000,000	$6,000,000
Less: Debt discount	(938,000)	(1,036,000)
	$5,062,000	$4,964,000

The Company incurred interest expense related to its convertible notes of approximately $152,000 and $164,000 for the three months ended December 31, 2009 and 2008, respectively.

NOTE 11. NOTES PAYABLE – RELATED PARTY

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

During 2009 the Company repaid $500,000 of the notes payable and the other $500,000 has been extended to a new maturity of May 2010 at a reduced interest rate of 7%.  The Company has fully amortized the debt discount associated with these notes and an expense of $41,000 was charged to interest expense in 2009.  Such amortization had been included in “Interest” in previous years, in the accompanying consolidated financial statements.

The following table summarizes notes payable at December 31, 2009 and September 30, 2009:

	December 31,	September 30,
	2009	2009
7% promissory notes payable	$500,000	$500,000
Less: Debt discount	-	-
	$500,000	$500,000

The note outstanding on September 30, 2009 matures in fiscal year 2010.  This indebtedness is owned by Christopher Dewey, who serves as a member of our Board of Directors.  The Company incurred interest expense related to its note of approximately $9,000 and $13,000 for the three months ended December 31, 2009 and 2008, respectively.

NOTE 12. SECURED DEMAND NOTE / SUBORDINATED BORROWINGS

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

National Securities entered into a secured demand note collateral agreement with an employee of National Securities and a former Director of the Company, to borrow securities that can be used by the Company for collateral agreements.  These securities have been pledged through an unrelated broker-dealer, and have a borrowing value totaling $500,000.  This note bears interest at 5% per annum with interest paid monthly. In fiscal year 2009, upon the maturity of the aforementioned note, the lender opted to not renew the note and as such, the note is presently in “Suspended Repayment” status, as defined in the original note.    Certain of the securities, totaling $168,000, have been pledged as collateral for security deposits for office leases under two letters of credit.  No amounts have been drawn on either of these letters of credit.  The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share.  This warrant expired on July 31, 2009.

In June 2009, National Securities was approved by the FINRA to receive a Subordinated loan from Legent for $100,000.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent, to clear a portion of the business.  This loan is forgivable after one year and National Securities bringing over a certain number of assets to the Legent clearing platform.

In July 2009, National Securities was approved by the FINRA to receive an additional Subordinated loan from Legent for $250,000, also bearing interest at the rate of 4.5% payable monthly.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent to clear a portion of the business.  This loan is scheduled to begin principal repayment at a minimum of $10,000 per month or $10 per transaction, whichever is greater, starting July 31, 2010.  Some or all of this repayment may be funded by transactional credits depending on the amount of business conducted through Legent on a monthly basis.

NOTE 13. COMMITMENTS AND CONTINGENCIES

During the quarter ended December 31, 2009, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The Company’s subsidiaries are defendants in various arbitrations and administrative proceedings, lawsuits and claims together alleging damages of approximately $12,531,000.  The Company believes most of such claims are substantially without merit and estimates, to the extent that it can, that its aggregate liability from these pending actions is less than $750,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business.  The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at December 31, 2009 and 2008, is $265,000 and $228,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.  The Company has included in “Professional fees” litigation and FINRA related expenses of $187,000 and $41,000 for the first quarter of fiscal year 2010 and 2009, respectively.

NOTE 14. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.  In the quarter ended December 31, 2009, the Company recognizes approximately $97,000 of dividends on its Series A preferred stock, and at December 31, 2009, the total amount of accumulated dividends on the Company’s 42,957 issued and outstanding shares of Series A preferred stock was approximately $291,000.

NOTE 15. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At December 31, 2009, National Securities had net capital of approximately $343,000 which exceeded its requirement by approximately $93,000

In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2009, vFinance Investments had net capital of approximately $1,233,000 which was approximately $233,000 in excess of its required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 393%.  At December 31, 2009, EquityStation had net capital of approximately $190,000 which was approximately $90,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 276%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 16: SUBSEQUENT EVENTS

On February 1, 2010, National Securities Corporation and vFinance Investments, Inc. entered into separate but coterminous clearing agreements with National Financial Services, LLC.  NFS remains our primary clearing firm, and as a result of these agreements, National Securities Corporation’s existing agreement, which was not due to expire until April 2013, has been terminated and is replaced by this new agreement with a termination date of February 1, 2015.  vFinance Investments, Inc. clearing agreement ended on March 14, 2009, but the Company has been operating under that agreement while negotiating this new agreement.  The Company expects these new agreements to have a favorable effect on its clearing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance.  Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information.  These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 2009.  Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report.  The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

The Company’s first quarter of fiscal year 2010 resulted in an increase in revenues, with a lower increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $488,000 compared with a net loss of $1,142,000 for the first quarters of fiscal years 2010 and 2009, respectively.

	Three Months Ended
	December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$17,987,000	$12,273,000	$5,714,000	47%
Net dealer inventory gains	3,954,000	10,229,000	(6,275,000)	-61%
Investment banking	1,653,000	667,000	986,000	148%
Interest and dividends	500,000	697,000	(197,000)	-28%
Transfer fees and clearance services	2,906,000	2,750,000	156,000	6%
Other	1,388,000	1,236,000	152,000	12%
	$28,388,000	$27,852,000	$536,000	2%

Total revenues increased $536,000, or 2%, in the first quarter of fiscal year 2010 to $28,388,000 from $27,852,000 in the first quarter of fiscal year 2010.  The increase in revenues is primarily due to slightly more favorable market conditions.  Commission revenue increased $2,577,000, or 17%, to $17,987,000 from $15,410,000 during the first quarter of fiscal year 2010 compared with the same period in fiscal year 2009, which is attributable to generally more favorable market conditions.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $3,138,000, or 44%, to $3,954,000 from $7,092,000 during the first quarter of fiscal year 2010 compared with the same period in fiscal year 2009.  The decrease is primarily due to less favorable trading conditions affecting our foreign trading activities in the quarter ended December 31, 2009 as compared to the same quarter in 2008.

Investment banking revenue increased $986,000, or 148% to $ 1,653,000 from $667,000 during the first quarter of 2010 compared to the same period in fiscal year 2009.  This increase was attributable to greater success, advisory and consulting services provided during the quarter.  The Company did not complete any investment banking transactions in the first quarter of fiscal year 2009.  Interest and dividend income decreased by $197,000 or 28%, to $ 500,000 from $697,000 in the first quarter of fiscal year 2010 compared with the same period in fiscal year 2009.  The decrease in interest income is attributable to generally lower customer margin account balances, lower customer free cash balances and lower prevailing interest rates during the quarter.  Transfer fees increased $156,000 or 6%, to $2,906,000 in the first quarter of fiscal year 2010 from $2,750,000 in the first quarter of fiscal year 2009.  The increase is due primarily to slightly more favorable business conditions.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $152,000, or 12%, to $1,388,000 from $1,236,000 during the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.  The increase is due primarily to slightly more favorable business conditions.

In comparison with the 2% increase in total revenues, total expenses remained virtually unchanged, down by $118,000 to $28,876,000 for the first quarter of fiscal year 2010 compared to $28,994,000 in the first quarter of fiscal year 2009.  This decrease in total expenses is primarily a result of the management's focus on cost cutting.

	Three Months Ended
	December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$21,387,000	$21,067,000	$320,000	2%
Employee compensation	3,084,000	3,074,000	10,000	0%
Clearing fees	449,000	1,193,000	(744,000)	-62%
Communications	1,020,000	862,000	158,000	18%
Occupancy and equipment costs	1,296,000	1,381,000	(85,000)	-6%
Professional fees	505,000	763,000	(258,000)	-34%
Interest	294,000	325,000	(31,000)	-10%
Taxes, licenses and registration	350,000	259,000	91,000	35%
Other administrative expenses	491,000	70,000	421,000	601%
	$28,876,000	$28,994,000	$(118,000)	0%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $320,000, or 2%, to $ 21,387,000 in the first quarter of fiscal year 2010 from $21,067,000 in the first quarter of fiscal year 2009.  The increase is primarily attributable to an increase in the related commission revenues.  Commission expense also includes the amortization of advances to registered representatives of $286,000 and $402,000 for the first quarter of fiscal years 2010 and 2009, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $10,000, or 0%, to $3,084,000 in the first quarter of fiscal year 2010 from $3,074,000 in the first quarter of fiscal year 2009.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $182,000 and $237,000 in first quarter of fiscal years 2010 and 2009, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 86% from 87% in the first quarter of fiscal year 2010 and 2009, respectively.

Clearing fees decreased $744,000 or 62%, to $449,000 in the first quarter of fiscal year 2010 from $1,193,000 in the first quarter of fiscal year 2009.  The decrease in clearing fees is due to a change in the Company’s methodology of applying fees charged to brokers for their transactions as a reduction of its own costs in the quarter ended December 31, 2009 as compared with recording these fees as income in the quarter ended December 31, 2008.

Communication expenses increased $158,000 or 18%, to $1,020,000 from $862,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.  The increase is due to the Company applying much of its IT infrastructure design across all of its locations due to the merger.  Occupancy costs decreased $85,000, or 6%, to $1,296,000 from $1,381,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.  The decrease in occupancy expense is due to the Company reducing its square footage rented as well as negotiating slightly better rental agreements since the merger.

Professional fees decreased $258,000, or 34%, to $505,000 from $763,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.  The decrease in professional fees is primarily a result of the filing of a registration statement and generally higher legal costs associated with the merger with vFinance in fiscal year 2009, that were not incurred in the first quarter of fiscal year 2010.

Interest expense decreased $31,000, or 10%, to $294,000 from $325,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.  The decrease in interest expense is attributable to the Company having paid down $500,000 of its notes and renegotiating lower interest on its note with Christopher Dewey from an interest rate of 10% to 7%.   Included in interest expense is the amortization of deferred financing costs of $11,000 and $14,000 the first quarter of fiscal years 2010 and 2009, respectively.  Taxes, licenses and registration increased $91,000, or 35%, to $350,000 from $259,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.  The increase in taxes, licenses and registration is due to a general increase in fees paid to regulators and other governmental agencies.  Other administrative expenses increased $421,000 or 601% to $491,000 from $70,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. The increase is due to a finders fee paid in connection with an investment banking deal in the quarter ended December 31, 2009.  No such fee was paid in the quarter ended December 31, 2008.

The Company reported a net loss of $488,000 in the first quarter of fiscal year 2010 compared to a net loss of $1,142,000 in the first quarter of fiscal year 2009.  The net loss attributable to common stockholders in the first quarter of fiscal year 2010 was $585,000, or $.03 per common share, as compared to a net loss attributable to common stockholders in the first quarter of fiscal year 2009 of $1,227,000, or $.07 per common share.  The net loss attributable to common stockholders for the first quarter of fiscal year 2010 and 2009 reflects $97,000 and $85,000, respectively of cumulative preferred stock dividends on the Company’s preferred stock.

NON-G.A.A.P. INFORMATION

Management considers EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three months ended December 31, 2009 and December 31, 2008, EBITDA, as adjusted, was $659,000 and $190,000 respectively.  This improvement of $469,000 in the three months ended December 31, 2009 over 2008 resulted from a general decrease in operating costs focused on a decrease in occupancy costs and professional fees

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported.

	Three Months Ended
	December 31,
	2009	2008

Net income (loss), as reported	$(488,000)	$(1,142,000)
Interest expense	294,000	325,000
Taxes	48,000	44,000
Depreciation	174,000	162,000
Amortization	155,000	162,000
EBITDA	183,000	(449,000)
Non-cash compensation expense	182,000	237,000
Forgivable loan write down	286,000	402,000
EBITDA, as adjusted	$651,000	$190,000

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric the Company uses in evaluating its business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended.

Liquidity and Capital Resources

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At December 31, 2009, National Securities’ net capital exceeded the requirement by $93,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000, and at December 31, 2009 the firms had excess net capital of $233,000 and $90,000 respectively.

Advances, dividend payments and other equity withdrawals from the Company’s subsidiary are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.  During the quarter ended December 31, 2009 the Company did not have any equity withdrawals.

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

Our primary sources of liquidity include our cash flow from operations, the sale of our securities and other financing activities. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least fiscal year 2010.  If market conditions should weaken, the Company would need to consider curtailing certain of its business activities, reducing its fixed overhead costs and/or seek additional sources of financing.

Cash used in operating activities for the first quarter of fiscal year 2010 amounted to $1,288,000, which was primarily due to our net loss of $488,000, reduced by non cash adjustments of $329,000 in depreciation and amortization, $286,000 in amortization of forgivable loans to brokers, $182,000 in stock compensation expense and $87,000 in amortization of note discount.  A decrease in receivables from our clearing firms of $2,243,000, a decrease in securities owned at market value of $258,000, offset by a decrease in accounts payable and accrued expenses of $4,000,000 and an increase in other assets of $128,000 further contributed to the reduction in cash used in operations.

Cash used in investing activities for the first quarter of fiscal year 2010 amounted to $134,000, which was due to the need to purchase fixed assets under mostly capital leases due to the move of our vFinance Boca Raton data center into a co-location facility in Miami, Florida, the move of our Boca Raton office to a new location and the ongoing upgrade of technology in our Downtown Manhattan office.

Cash provided by operating activities for the first quarter of fiscal year 2009 amounted to $132,000, which was primarily due to our net loss of $1,142,000, reduced by non cash adjustments of $324,000 in depreciation and amortization, $237,000 in stock compensation expense and $123,000 in amortization of note discount.  A decrease in receivables from our clearing firms of $987,000 and an increase in accounts payable and accrued expenses of $723,000, offset by an increase in securities owned at market value of $1,075,000 further contributed to the increase in cash provided by operations.

Cash provided by investing activities for the first quarter of fiscal year 2009 amounted to $167,000, which was due to the purchase of fixed assets.

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

The following table shows the quoted market values of marketable securities owned ("long") by the Company, securities sold but not yet purchased ("short") the Company, and net positions as of December 31, 2009:

	Long	Short	Net
Corporate stocks	$117,000	$77,000	$40,000
Corporate bonds	8,000	-	8,000
Government obligations	248,000	-	248,000
	$373,000	$77,000	$296,000

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 2009, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to Note 6 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2009.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 16, 2009	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer

February 16, 2009	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer