Form 10-Q
period 2010-03-31
NATIONAL HOLDINGS CORP
filed 2010-05-17
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 14, 2010 there were 17,276,704 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2010

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

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
ASSETS	2010	2009
Current Assets	(unaudited)	(see note below)
Cash	$4,863,000	$6,493,000
Deposit with clearing organizations	1,186,000	1,212,000
Receivables from broker dealers and clearing organizations	4,348,000	4,910,000
Other receivables, net of allowance for uncollectible accounts of
$372,000 and $402,000 at March 31, 2010 and September 30, 2009 respectively	567,000	332,000
Advances to registered representatives - Current portion	1,244,000	1,784,000
Securities owned: marketable – at market value	531,000	631,000
Securities owned:nonmarketable – at fair value	99,000	60,000
Total Current Assets	12,838,000	15,422,000

Advances to registered representatives - Long term portion	594,000	1,096,000
Fixed assets, net	1,127,000	1,163,000
Secured demand note	500,000	500,000
Intangible assets, net	2,018,000	2,329,000
Other assets	1,306,000	1,132,000
Total Assets	$18,383,000	$21,642,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Laibilities
Payable to broker dealers and clearing organizations	$265,000	$299,000
Securities sold, but not yet purchased, at market	181,000	4,000
Accounts payable, accrued expenses and other liabilities - Current portion	11,602,000	14,162,000
Notes payable	500,000	500,000
Total Current Liabilities	12,548,000	14,965,000

Accrued expenses and other liabilities - Long term portion	708,000	719,000
Convertible notes payable, net of debt discount of $839,000 and $1,036,000
March 31, 2009 and September 30, 2009 repectively	5,161,000	4,964,000
Total Liabilities	18,417,000	20,648,000

Subordinated borrowings	850,000	850,000

Stockholders' Equity
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
designated as Series A and 20,000 shares designated as Series B	-	-
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 46,050 shares issued and outstanding (liquidation preference:
$4,605,000) at March 31, 2010 and 37,550 shares issued and outstanding
(liquidation preference: $3,755,000) at September 30, 2009	-	-
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation preference: $0
at March 31, 2010 and September 30, 2009, respectively	-	-
Common stock, $.02 par value, 50,000,000 shares authorized;
17,276,704 and 16,422,538 shares issued and outstanding,
at March 31, 2010 and September 30, 2009, respectively	346,000	343,000
Additional paid-in capital	41,939,000	41,195,000
Accumulated deficit	(43,169,000)	(41,394,000)
Total Stockholders' Equity (Deficit)	(884,000)	144,000
Total Liabilities and Stockholders' Equity (Deficit)	$18,383,000	$21,642,000

Note: The balance sheet at September 30, 2009 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	-------- Three Months Ended ---------		-------- Six Months Ended ---------
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Revenues:
Commissions	$20,018,000	$15,422,000	$37,740,000	$30,831,000
Net dealer inventory gains	3,727,000	4,069,000	7,928,000	11,079,000
Investment banking	1,386,000	482,000	3,039,000	1,149,000

Total commission and fee revenues	25,131,000	19,973,000	48,707,000	43,059,000

Interest and dividends	609,000	336,000	1,109,000	1,033,000
Transfer fees and clearing services	1,854,000	2,108,000	4,760,000	4,271,000
Other	1,457,000	1,344,000	2,863,000	2,663,000

Total Revenues	29,051,000	23,761,000	57,439,000	51,026,000

Expenses:
Commissions	22,199,000	18,007,000	43,587,000	38,463,000
Employee compensation and related expenses	3,139,000	3,037,000	6,223,000	6,044,000
Clearing fees	(42,000)	363,000	407,000	969,000
Communications	981,000	1,031,000	2,001,000	1,893,000
Occupancy and equipment costs	1,372,000	1,426,000	2,668,000	2,832,000
Professional fees	862,000	607,000	1,367,000	1,370,000
Interest	302,000	309,000	596,000	634,000
Taxes, licenses, registration	404,000	342,000	753,000	602,000
Other administrative expenses	736,000	566,000	1,226,000	1,289,000

Total Expenses	29,953,000	25,688,000	58,828,000	54,096,000

Net loss	(902,000)	(1,927,000)	(1,389,000)	(3,070,000)
Preferred stock dividends	(95,000)	(83,000)	(193,000)	(169,000)

Net loss attributable to common stockholders	$(997,000)	$(2,010,000)	$(1,582,000)	$(3,239,000)

Net loss per common share
Basic:
Net loss attributable to common stockholders	$(0.06)	$(0.12)	$(0.09)	$(0.20)
Diluted:
Net loss attributable to common stockholders	$(0.06)	$(0.12)	$(0.09)	$(0.20)
Weighted average number of shares outstanding
Basic	17,200,315	16,421,538	17,175,742	16,421,538
Diluted	17,200,315	16,421,538	17,175,742	16,421,538

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(1,389,000)	$(3,070,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	668,000	672,000
Amortization of deferred financing costs	22,000	28,000
Amortization of note discount	697,000	238,000
Compensatory element of common stock options issuance	296,000	441,000
Issuance of restricted stock	65,000	-
Unrealized gain on securities owned	(150,000)	-
Changes in assets and liabilities
Deposits with clearing organizations	25,000	(51,000)
Receivables from broker-dealers, clearing organizations and others	562,000	(60,000)
Other receivables	(235,000)	(385,000)
Advances to registered representatives	1,042,000	610,000
Securities owned: marketable, at market value	251,000	(1,152,000)
Securities owned: non-marketable, at fair value	(40,000)	22,000
Other assets	(196,000)	(37,000)
Accounts payable and accrued expenses	(2,571,000)	735,000
Payable to broker dealers and clearing organizations	(34,000)	(419,000)
Securities sold, but not yet purchased, at market	178,000	(52,000)
Net cash used in operating activities	(809,000)	(2,480,000)

Cash flows from investing activities
Purchase of fixed assets	(321,000)	(343,000)
Net cash used in investing activities	(321,000)	(343,000)

Cash flows from financing activities
Repayment of notes payable	(500,000)	(150,000)
Net cash used in provided by financing activities	(500,000)	(150,000)

Net decrease in cash	(1,630,000)	(2,973,000)

Cash balance
Beginning of the period	6,493,000	7,387,000
End of the period	$4,863,000	$4,141,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$195,000	$394,000
Income taxes	$-	$56,000

Supplemental disclosures of noncash financing activities
Preferred stock dividends	$387,000	$676,000

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements as of March 31, 2010 and for the periods ended March 31, 2010 and March 31, 2009 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Through its Broker Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 45,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 4,000 micro-cap, small-cap, NASDAQ and listed stocks and provides liquidity in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority, Inc. ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  vFinance Investments is also a member of the National Futures Association ("NFA").

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

Reclassifications

Certain items in the 2009 financial statements have been reclassified to conform to the presentation in the 2010 financial statements.  Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

	Three Months Ended
	March 31,	March 31,
	2010	2009
Numerator:
Net loss	$(902,000)	$(1,927,000)
Preferred stock dividends	(95,000)	(83,000)
Numerator for basic earnings per share-net income (loss)
attributable to common stockholders - as reported	(997,000)	(2,010,000)
Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$(997,000)	$(2,010,000)

Denominator:
Denominator for basic earnings per share--weighted
average shares	17,200,315	16,421,538
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	17,200,315	16,421,538

Net loss available to common stockholders
Basic and diluted	$(0.06)	$(0.12)

	Six Months Ended
	March 31,	March 31,
	2010	2009
Numerator:
Net loss	$(902,000)	$(3,070,000)
Preferred stock dividends	(95,000)	(169,000)
Numerator for basic earnings per share-net income (loss)
attributable to common stockholders - as reported	(997,000)	(3,239,000)
Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$(997,000)	$(3,239,000)

Denominator:
Denominator for basic earnings per share--weighted
average shares	17,175,742	16,421,538
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	17,175,742	16,421,538

Net loss available to common stockholders
Basic and diluted	$(0.06)	$(0.20)

For the three and six month periods ended March 31, 2010, 13,157,057 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.  For the three and six month periods ended March 31, 2009, 15,289,999 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the common share equivalents that were excluded from the calculation for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009

Stock options	3,464,807	6,500,465
Warrants	1,712,250	1,977,974
Assumed conversion of:
Series A Preferred Stock	4,605,000	3,436,560
Notes	3,375,000	3,375,000
Dilutive potential common shares	13,157,057	15,289,999

Stock-Based Compensation

Effective October 1, 2005, the Company adopted ASC Topic 718 accounting for “Share Based Payment.”  This topic addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under Topic 718, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.   During the three months ended March 31, 2010, the Company did not grant any stock options.  Options granted by the Company, with to outside directors’ vest after six months. Most other options granted typically vest over four years and have a 5-year life and are exercisable at the closing share price on the date of grant.  A charge of approximately $113,000 and $237,000 was recorded for the three months ended March 31, 2010 and 2009, respectively, and a charge of approximately $296,000 and $441,000 was recorded in the six months ended March 31, 2010 and 2009, respectively, relating to the amortization of the fair value associated with all remaining stock option grants and restricted stock grants.

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

A summary of the stock option activity as of March 31, 2010, and changes during the three month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2009	5,912,165	$1.55	3.21	$2,500

Granted	300,000	0.69	4.51	-

Terminated and Expired	957,275	1.32	1.43	-

Outstanding at March 31, 2010	5,254,890	$1.54	3.29	$-

Exerciseable at March 31, 2010	3,464,807	$1.55	2.75	$-

As of March 31, 2010, there was approximately $620,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements.  The Company has experienced a historic forfeiture rate of approximately 26% on previously granted stock options and expects that future forfeitures will be consistent with this experience.

A summary of the status of the Company’s nonvested shares as of March 31, 2010, and changes during the six month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2009	1,916,741	$0.61

Granted	300,000	$0.47

Vested	373,308	$0.85

Expired	53,350	$0.33

Nonvested at March 31, 2010	1,790,083	$0.79

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

The Company maintains cash with major financial institutions.   All interest bearing accounts are insured up to $250,000.  On October 14, 2008 the FDIC announced its temporary Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program. The transaction account guarantee applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until June 30, 2010.  As a result of this coverage the Company believes it is not presently exposed to any significant credit risks for cash.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At March 31, 2010 and September 30, 2009, the receivables of $4,348,000 and $4,910,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At March 31, 2010 and September 30, 2009, the amounts payable to broker-dealers and clearing organizations of $265,000 and $299,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 6. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of March 31, 2010:

	Securities	Securities sold, but
	owned	not yet purchased
Corporate stocks	$112,000	$15,000
Corporate bonds	12,000	-
Government obligations	407,000	166,000
Non-marketable securities	99,000	-
	$630,000	$181,000

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of September 30, 2009:

	Securities	Securities sold, but
	owned	not yet purchased
Corporate stocks	$86,000	$4,000
Corporate bonds	3,000	-
Government obligations	542,000	-
Non-marketable securities	60,000	-
	$691,000	$4,000

Fair Value Measurements

Securities owned at Fair Value as of March 31, 2010

Securities owned at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$112,000	$-	$-	$112,000
Corporate bonds	12,000	-	-	12,000
Government obligations	407,000	-	-	407,000
Non-marketable securities	-	99,000	-	99,000
	$531,000	$99,000	$-	$630,000

Securities owned at Fair Value as of September 30, 2009

Securities owned at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$86,000	$-	$-	$86,000
Corporate bonds	3,000	-	-	3,000
Government obligations	542,000	-	-	542,000
Non-marketable securities	-	60,000	-	60,000
	$631,000	$60,000	$-	$691,000

Securities sold, but not yet purchased at Fair Value as of March 31, 2010

Securities sold, but
not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$15,000	$-	$-	$15,000
Corporate bonds	-	-	-	-
Government obligations	166,000	-	-	166,000
	$181,000	$-	$-	$181,000

Securities sold, but not yet purchased at Fair Value as of September 30, 2009

Securities sold, but
not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$4,000	$-	$-	$4,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
	$4,000	$-	$-	$4,000

NOTE 7. INTANGIBLE ASSETS

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

Amortization of the Company’s intangible asset for the three months and six months ended March 31, 2010 was $155,000 and $311,000, respectively, and amortization of the Company’s intangible asset for the three months and six months ended March 31, 2009 was $155,000 and $311,000, respectively.

NOTE 8. OTHER ASSETS

Other assets as of March 31, 2010 and September 30, 2009, respectively, consist of the following:

	March 31, 2010	September 30, 2009
Pre-paid expenses	$853,000	$659,000
Deposits	190,000	184,000
Investments in unaffiliated entity	162,000	162,000
Deferred financing costs	93,000	114,000
Other	8,000	13,000
Total	$1,306,000	$1,132,000

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of March 31, 2010 and September 30, 2009, respectively, consist of the following:

	March 31, 2010	September 30, 2009
Commissions payable	$6,717,000	$7,745,000
Deferred clearing fee credits	161,000	484,000
Telecommunications vendors payable	70,000	82,000
Legal payable	465,000	663,000
Deferred rent payable	376,000	140,000
Accrued compensation	781,000	757,000
Capital lease liability	598,000	703,000
Other vendors	3,142,000	4,307,000
Total	$12,310,000	$14,881,000

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

The following table summarizes convertible notes payable at March 31, 2010 and September 30, 2009:

	March 31,	September 30,
	2010	2009
10% convertible notes payable	$6,000,000	$6,000,000
Less: Debt discount	(839,000)	(1,036,000)
	$5,161,000	$4,964,000

The Company incurred interest expense related to its convertible notes of approximately $148,000 and $299,000 for the three and six months ended March 31, 2010 and March 31, 2009, respectively.

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

During 2009 the Company repaid $500,000 of the notes payable and the other $500,000 has been extended to a new maturity of June 2010 at a reduced interest rate of 7%.  The Company has fully amortized the debt discount associated with these notes and an expense of $41,000 was charged to interest expense in 2009.  Such amortization had been included in “Interest” in previous years, in the accompanying consolidated financial statements.

The following table summarizes notes payable at March 31, 2010 and September 30, 2009:

	March 31,	September 30,
	2010	2009
7% promissory notes payable	$500,000	$500,000
	$500,000	$500,000

This note outstanding on March 31, 2010 matures in June 2010.  This indebtedness is owned by Christopher Dewey, who serves as a member of our Board of Directors.  The Company incurred interest expense related to its note of approximately $9,000 and $17,000 for the three and six months ended March 31, 2010, respectively, and approximately $12,000 and $24,000 for the three and six months ended March 31, 2009, respectively.

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

National Securities entered into a secured demand note collateral agreement with an employee of National Securities and a former Director of the Company, to borrow securities that can be used by the Company for collateral agreements.  These securities have been pledged through an unrelated broker-dealer, and have a borrowing value totaling $500,000.  This note bears interest at 5% per annum with interest paid monthly. In fiscal year 2009, upon the maturity of the aforementioned note, the lender opted to not renew the note and as such, the note is presently in “Suspended Repayment” status, as defined in the original note.    Certain of the
securities, totaling $168,000, have been pledged as collateral for security deposits for office leases under two letters of credit.  No amounts have been drawn on either of these letters of credit.  The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share.  This warrant expires on July 31, 2010.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

During the quarter ended March 31, 2010, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The Company’s subsidiaries are defendants in various arbitrations and administrative proceedings, lawsuits and claims together alleging damages of approximately $9,500,000.  Additionally, the Company has been named in two class actions lawsuits which have no specific damages alleged, and the Company is in the process of determining its exposure in these matters.  The Company believes all such claims are substantially without merit and estimates, to the extent that it can, that its aggregate liability from these pending actions is less than $900,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2010 and 2009, is $225,000 and $135,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.  The Company has included in "Professional fees" litigation and FINRA related expenses of $157,000 and $164,000 for the second quarter of fiscal year 2010 and 2009, respectively, and $344,000 and $347,000 for the first six months of fiscal year 2010 and 2009, respectively.

NOTE 14. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.  In the quarter and six months ended March 31, 2010, the Company accumulated $95,000 and $193,000, respectively, of dividends on its Series A preferred stock.  In March 2010, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 3,093 shares of Series A preferred stock, in payment of approximately $387,000 of dividends accrued through March 31, 2010.  At March 31, 2010, the accumulated dividend on the Company’s 46,050 issued and outstanding shares of Series A preferred stock was $0.

NOTE 15. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At March 31, 2010, National Securities had net capital of approximately $437,000 which exceeded its requirement by approximately $187,000.

In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At March 31, 2010, vFinance Investments had net capital of approximately $1,265,000 which was approximately $265,000 in excess of its required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 439%.  At March 31, 2010, EquityStation had net capital of approximately $243,000 which was approximately $143,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 115%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2010, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

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

As of March 31, 2010, we had approximately 919 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 107 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 70% - 90%.

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

Business Environment in the Second Fiscal Quarter of 2010

The financial markets remained volatile during the second quarter of our fiscal year, as international markets took their first steps in unwinding fiscal stimulus programs, coupled with uncertainties related to the European markets stemming from the Greek debt crisis. However, continued improvement in the U.S. economy and stronger than expected corporate earnings ultimately led to improvements in the stock markets with the Dow Jones and S&P rising approximately 4%-5% in the quarter. In addition, M&A markets have begun to rebound, although the extent and timing of a significant rise in transactions is uncertain.

While the financial markets remained strong during this quarter, instability in the financial markets remain due to uncertainties related to bank regulation, the Federal Reserve’s plans to end its various economic stimulus programs and risks of inflation which may lead to higher interest rates. The potential tightening of credit and proposed reforms to regulation of banks and other financial institutions will have an unknown impact on the markets.

The results of our operations during the second quarter of 2010 have benefitted as a result of the continued rally in the financial markets. As these results are highly dependent on the environment in which our businesses operate, our quarterly results may not necessarily be indicative of what may be recognized in the future.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The Company’s second quarter of fiscal year 2010 resulted in an increase in revenues, with a lower increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $902,000 compared with a net loss of $1,927,000 for the second quarters of fiscal years 2010 and 2009, respectively.

	Three Months Ended
	March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$20,018,000	$15,422,000	$4,596,000	30%
Net dealer inventory gains	3,727,000	4,069,000	(342,000)	-8%
Investment banking	1,386,000	482,000	904,000	188%
Interest and dividends	609,000	336,000	273,000	81%
Transfer fees and clearance services	1,854,000	2,108,000	(254,000)	-12%
Other	1,457,000	1,344,000	113,000	8%
	$29,051,000	$23,761,000	$5,290,000	22%

Total revenues increased $5,290,000, or 22%, in the second quarter of fiscal year 2010 to $29,051,000 from $23,761,000 in the second quarter of fiscal year 2010.  The increase in revenues is primarily due to slightly more favorable market conditions in retail brokerage and investment banking.  Commission revenue increased $4,596,000, or 30%, to $20,018,000 from $15,422,000 during the second quarter of fiscal year 2010 compared with the same period in fiscal year 2009, which is attributable to generally more favorable market conditions.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $343,000, or 8%, to $3,727,000 from $4,069,000 during the second quarter of fiscal year 2010 compared with the same period in fiscal year 2009.  The decrease is primarily due to less favorable trading conditions affecting our foreign trading activities in the quarter ended March 31, 2010 as compared to the same quarter in 2009.

Investment banking revenue increased $904,000, or 188% to $1,386,000 from $482,000 during the second quarter of 2010 compared to the same period in fiscal year 2009.  This increase was attributable to substantially better market conditions for investment banking activity resulting in greater success, advisory and consulting fees  for services provided during the quarter.  Interest and dividend income increased by $273,000 or 81%, to $609,000 from $336,000 in the second quarter of fiscal year 2010 compared with the same period in fiscal year 2009.  The increase in interest income is attributable to somewhat higher customer margin account balances and higher customer free cash balances during the quarter.  Transfer fees decreased $254,000 or 12%, to $1,854,000 in the second quarter of fiscal year 2010 from $2,108,000 in the second quarter of fiscal year 2009.  The decrease is due primarily to slightly lower total transactional volume quarter over quarter.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $114,000, or 8%, to $1,458,000 from $1,344,000 during the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009.  The increase is due primarily to slightly more favorable business conditions.

In comparison with the 22% increase in total revenues, total expenses increased only 17%, up by $4,264,000,000 to $29,953,000 for the second quarter of fiscal year 2010 compared to $25,689,000 in the second quarter of fiscal year 2009.  This increase was primarily driven by the increase in revenues causing a corresponding increase in commissions.

	Three Months Ended
	March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$22,199,000	$18,007,000	$4,192,000	23%
Employee compensation	3,139,000	3,037,000	102,000	3%
Clearing fees	(42,000)	363,000	(405,000)	-112%
Communications	981,000	1,031,000	(50,000)	-5%
Occupancy and equipment costs	1,372,000	1,426,000	(54,000)	-4%
Professional fees	862,000	607,000	255,000	42%
Interest	302,000	309,000	(7,000)	-2%
Taxes, licenses and registration	404,000	342,000	62,000	18%
Other administrative expenses	736,000	567,000	169,000	30%
	$29,953,000	$25,689,000	$4,264,000	17%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $4,192,000, or 23%, to $22,199,000 in the second quarter of fiscal year 2010 from $18,007,000 in the second quarter of fiscal year 2009.  The increase is primarily attributable to an increase in the related commission revenues.  Commission expense also includes the amortization of advances to registered representatives of $631,000 and $364,000 for the second quarter of fiscal years 2010 and 2009, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $102,000, or 3%, to $3,139,000 in the second quarter of fiscal year 2010 from $3,037,000 in the second quarter of fiscal year 2009.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $113,000 and $237,000 in the second quarter of fiscal years 2010 and 2009, respectively.  Combined commission and employee compensation expense, as a percentage of revenue, decrease to 87% from 89% in the second quarter of fiscal year 2010 and 2009, respectively.

Clearing fees decreased $405,000 or 112%, to $(42,000) in the second quarter of fiscal year 2010 from $363,000 in the second quarter of fiscal year 2009.  The decrease in clearing fees is due to the write off of a deferred revenue item caused by the termination of National’s clearing agreement with NFS resulting in a reduction of clearing costs of $456,000.

Communication expenses decreased $50,000 or 5%, to $981,000 from $1,031,000 in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009.  The decrease is due to the Company beginning to reduce some of its older communications services now that newer, faster and more stable services have been implemented as a result of the merger.  Occupancy costs decreased $54,000, or 4%, to $1,372,000 from $1,426,000 in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009.

Professional fees increased $255,000, or 42%, to $862,000 from $607,000 in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009.  The increase in professional fees is primarily a result of higher legal costs associated with the defense of arbitrations in fiscal year 2010 that were not incurred in the second quarter of fiscal year 2009.

Interest expense decreased $7,000, or 2%, to $302,000 from $309,000 in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009.  The decrease in interest expense is attributable to the Company having renegotiated a lower interest on its note with Christopher Dewey from an interest rate of 10% to 7%.   Included in interest expense is the amortization of deferred financing costs of $12,000 and $13,000 the second quarter of fiscal years 2010 and 2009, respectively.  Taxes, licenses and registration increased $62,000, or 18%, to $404,000 from $342,000 in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009.  The increase in taxes, licenses and registration is due to a general increase in fees paid to regulators and other governmental agencies.  Other administrative expenses increased $169,000 or 30% to $736,000 from $567,000 in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009. The increase is due to primarily to the addition of new email, email compliance, and continuing education programs to ensure the Company remains in compliance with rules and regulations.

The Company reported a net loss of $902,000 in the second quarter of fiscal year 2010 compared to a net loss of $1,928,000 in the second quarter of fiscal year 2009.  The net loss attributable to common stockholders in the second quarter of fiscal year 2010 was $997,000, or $0.06per common share, as compared to a net loss attributable to common stockholders in the second quarter of fiscal year 2009 of $2,011,000, or $.12 per common share.  The net loss attributable to common stockholders for the second quarter of fiscal year 2010 and 2009 reflects $95,000 and $83,000, respectively of cumulative preferred stock dividends on the Company’s preferred stock.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

The Company’s first six months of fiscal year 2010 resulted in an increase in revenues, with a lower increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $1,389,000 compared with a net loss of $3,070,000 for the first six months of fiscal years 2010 and 2009, respectively.

	Six Months Ended
	March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$37,740,000	$30,831,000	$6,909,000	22%
Net dealer inventory gains	7,928,000	11,079,000	(3,151,000)	-28%
Investment banking	3,039,000	1,149,000	1,890,000	164%
Interest and dividends	1,109,000	1,033,000	76,000	7%
Transfer fees and clearance services	4,760,000	4,271,000	489,000	11%
Other	2,863,000	2,663,000	200,000	8%
	$57,439,000	$51,026,000	$6,413,000	13%

Total revenues increased $6,413,000, or 13%, in the first six months of fiscal year 2010 to $57,439,000 from $51,026,000 in the first six months of fiscal year 2010.  The increase in revenues is primarily due to slightly more favorable market conditions with an emphasis on retail brokerage and investment banking.  Commission revenue increased $6,909,000, or 22%, to $37,740,000 from $30,831,000 during the first six months of fiscal year 2010 compared with the same period in fiscal year 2009, which is attributable to generally more favorable market conditions.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $3,151,000,000, or 28%, to $11,079,000 from $11,079,000 during the first six months of fiscal year 2010 compared with the same period in fiscal year 2009.  The decrease is primarily due to less favorable trading conditions affecting our treasury and foreign trading activities in the quarter ended March 31, 2010 as compared to the same quarter in 2009.

Investment banking revenue increased $1,890,000, or 164% to $3,039,000 from $1,149,000 during the first six months of 2010 compared to the same period in fiscal year 2009.  This increase was attributable to substantially better market conditions for investment banking activity resulting in greater success, advisory and consulting fees  for services provided during the six month period.  Interest and dividend income increased by $76,000 or 7%, to $ 1,109,000 from $1,033,000 in the first six months of fiscal year 2010 compared with the same period in fiscal year 2009.  The increase in interest income is attributable to somewhat higher customer margin account balances and higher customer free cash balances during the six month period.  Transfer fees increased $489,000 or 11%, to $4,760,000 in the first six months of fiscal year 2010 from $4,271,000 in the first six months of fiscal year 2009.  The increase is due primarily to slightly more favorable business conditions and slightly higher transaction volume for the six month period.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $201,000, or 8%, to $2,863,000 from $2,663,000 during the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.  The increase is due primarily to slightly more favorable business conditions.

In comparison with the 13% increase in total revenues, total expenses only increased only by $4,732,000 or 9% to $58,828,000 for the first six months of fiscal year 2010 compared to $54,096,000 in the first six months of fiscal year 2009.  This increase was primarily driven by the increase in revenues causing a corresponding increase in commissions offset by a reduction in clearing fees and occupancy costs. This increase in total expenses is primarily a result of the management's focus on cost cutting.

	Six Months Ended
	March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$43,587,000	$38,463,000	$5,124,000	13%
Employee compensation	6,223,000	6,044,000	179,000	3%
Clearing fees	407,000	969,000	(562,000)	-58%
Communications	2,001,000	1,893,000	108,000	6%
Occupancy and equipment costs	2,668,000	2,832,000	(164,000)	-6%
Professional fees	1,367,000	1,370,000	(3,000)	0%
Interest	596,000	634,000	(38,000)	-6%
Taxes, licenses and registration	753,000	602,000	151,000	25%
Other administrative expenses	1,226,000	1,289,000	(63,000)	-5%
	$58,828,000	$54,096,000	$4,732,000	9%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $5,124,000, or 13%, to $43,587,000 in the first six months of fiscal year 2010 from $38,463,000 in the first six months of fiscal year 2009.  The increase is primarily attributable to an increase in the related commission revenues.  Commission expense also includes the amortization of advances to registered representatives of $918,000 and $759,000 for the first six months of fiscal years 2010 and 2009, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $179,000, or 3%, to $6,223,000 in the first six months of fiscal year 2010 from $6,044,000 in the first six months of fiscal year 2009.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $296,000 and $473,000 in the first six months of fiscal years 2010 and 2009, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue was unchanged at 87% in the first six months of fiscal year 2010 and 2009, respectively.

Clearing fees decreased $562,000 or 58%, to $407,000 in the first six months of fiscal year 2010 from $969,000 in the first six months of fiscal year 2009.  The decrease in clearing fees is due to the write off of a deferred revenue item caused by the termination of National’s clearing agreement with NFS resulting in a reduction of clearing costs of $456,000.

Communication expenses increased $108,000 or 6%, to $2,001,000 from $1,893,000 in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.  The increase is due to the Company applying much of its IT infrastructure design across all of its locations due to the merger.  Occupancy costs decreased $164,000, or 6%, to $2,668,000 from $2,832,000 in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.  The decrease in occupancy expense is due to the Company reducing its square footage rented as well as negotiating slightly better rental agreements since the merger.

Professional fees decreased $3,000, or 0%, to $1,367,000 from $1,370,000 in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.

Interest expense decreased $37,000, or 6%, to $596,000 from $634,000 in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.  The decrease in interest expense is attributable to the Company renegotiating a lower interest on its note with Christopher Dewey from an interest rate of 10% to 7%. Included in interest expense is the amortization of deferred financing costs of $22,000 and $28,000 for the first six months of fiscal years 2010 and 2009, respectively.  Taxes, licenses and registration increased $151,000, or 25%, to $753,000 from $602,000 in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.  The increase in taxes, licenses and registration is due to a general increase in fees paid to regulators and other governmental agencies.  Other administrative expenses decreased $63,000 or 5% to $1,226,000 from $1,289,000 in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.

The Company reported a net loss of $1,389,000 in the first six months of fiscal year 2010 compared to a net loss of $3,070,000 in the first six months of fiscal year 2009.  The net loss attributable to common stockholders in the first six months of fiscal year 2010 was $1,582,000, or $0.09 per common share, as compared to a net loss attributable to common stockholders in the first six months of fiscal year 2009 of $3,239,000, or $.20 per common share.  The net loss attributable to common stockholders for the first six months of fiscal year 2010 and 2009 reflects $193,000 and $169,000, respectively of cumulative preferred stock dividends on the Company’s preferred stock.

NON-G.A.A.P. INFORMATION

Management considers EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods.  Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis.  We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions.  We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three and six months ended March 31, 2010, EBITDA, as adjusted, was $593,000 and $1,253,000, respectively.  For the three and six months ended March 31, 2009, EBITDA, as adjusted, was ($621,000) and ($431,000), respectively.  This improvement of $1,214,000 and $1,684,000 in both the three and six months ended March 31, 2010 over 2009 resulted from higher revenues and decrease in operating costs focused on a decrease in employee compensation, occupancy costs and communications costs.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income (loss), as reported	$(902,000)	$(1,927,000)	$(1,389,000)	$(3,070,000)
Interest expense	302,000	309,000	596,000	634,000
Taxes	37,000	32,000	86,000	77,000
Depreciation	184,000	200,000	357,000	362,000
Amortization	162,000	162,000	324,000	324,000
EBITDA	(217,000)	(1,224,000)	(26,000)	(1,673,000)
Non-cash compensation expense	178,000	237,000	361,000	473,000
Amortization of forgivable loans	632,000	366,000	918,000	769,000
EBITDA, as adjusted	$593,000	$(621,000)	$1,253,000	$(431,000)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric the Company uses in evaluating its business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended.

Liquidity and Capital Resources

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At March 31, 2010, National Securities’ net capital exceeded the requirement by $187,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000, and at March 31, 2010 the firms had excess net capital of $265,000 and $143,000 respectively.

Advances, dividend payments and other equity withdrawals from the Company’s subsidiaries are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.  During the quarter and six months ended March 31, 2010 the Company did not have any equity withdrawals.

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

Cash used in operating activities for the first six months of fiscal year 2010 amounted to $809,000, which was primarily due to our net loss of $1,389,000, reduced by non cash adjustments of $668,000 in depreciation and amortization, $1,042,000 in advances to registered representatives amortization of forgivable loans, $296,000 in stock compensation expense, $697,000 in amortization of note discount, an increase in receivables from our clearing firms of $562,000 and an increase in our securities owned; marketable at fair value of $251,000, offset by a decrease in accounts payable and accrued expenses of $2,571,000, a decrease in other receivables of $235,000 and a decrease in other assets of $196,000 further contributed to the reduction in cash used in operations.

Cash used in investing activities for the first six months of fiscal year 2010 amounted to $321,000, which was due to the need to purchase fixed assets under mostly capital leases.  The majority of these capital purchases were for the ongoing upgrade of technology in our Downtown Manhattan office.

Cash used in financing activities for the first six months of fiscal year 2010 amounted to $500,000, which was as result of a repayment of an outstanding note payable.

Cash used by operating activities for the first six months of fiscal year 2009 amounted to $2,480,000, which was primarily due to our net loss of $3,070,000, reduced by non cash adjustments of $672,000 in depreciation and amortization, $441,000 in stock compensation expense and $238,000 in amortization of note discount. A decrease of $610,000 in advances to registered representatives through amortization of forgivable loans and $735,000 in accounts payable and accrued expenses was offset by an increase in other receivables of $385,000, $1,152,000 in securities owned, marketable at fair value and a reduction of payables to other broker dealers all contributed to the decrease in cash used by operations.

Cash used in investing activities for the first six months of fiscal year 2009 amounted to $343,000, which was due to the purchase of fixed assets.

Cash used in financing activities for the first six months of fiscal year 2009 amounted to $150,000, which was as result of a repayment of an outstanding note payable.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3 of Notes to Consolidated Financial Statements.

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

The following table shows the quoted market values of marketable securities owned ("long") by the Company, securities sold but not yet purchased ("short") the Company, and net positions as of March 31, 2010:

	Long	Short	Net
Corporate stocks	$112,000	$15,000	$97,000
Corporate bonds	12,000	-	12,000
Government obligations	407,000	166,000	241,000
	$531,000	$181,000	$350,000

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In early 2009, Vincent Falco commenced a FINRA arbitration against National Securities and two of its representatives.  Claimant alleged that National Securities and the registered representatives purchased unsuitable securities, failed to follow instructions regarding the use of margin, made misrepresentations of material fact and/or omitted material facts in connection with the purchase of securities, managed the account negligently, breached their contract with Mr. Falco, breached fiduciaries duties owed to him, and violated FINRA Conduct Rules.  Claimant further alleged that National Securities negligently supervised the account  Claimant sought compensatory damages from all respondents in the amount of $3,000,000, punitive damages of $9,000,000, plus disgorgement of fees, attorneys’ fees, forum fees, costs and interest, all in undisclosed amounts.  The Company and Mr. Falco entered into a settlement agreement in February 2010 whereby the Company agreed to pay Mr. Falco $900,000 plus the issuance of 125,000 shares of the Company’s restricted common stock.  The Company’s insurer paid the $900,000 to Mr. Falco, the Company issued the shares, and the case was dismissed with predjudice.

In April 2010, Triage Partners, LLC, (“Triage”) a stockholder of the company and an affiliate of Steven B. Sands and Martin S. Sands, former Co-Chairmen of the Board and directors of the Company, filed an action in the Supreme Court of the New York, New York County, Index # 601114/10, for a declaratory judgment.  Triage alleges that the Company’s 2008 acquisition of vFinance, Inc. by way of a reverse merger  constitutes a “Liquidity Event” under the terms of the Company’s Certificate of Designations, Rights and Preferences of it Series A Preferred Stock (the “Certificate of Designations”), entitling Triage to the payment of  a liquidation preference on its shares of Series A Preferred Stock..  Triage seeks a declaration that the acquisition with vFinance, Inc. was a Liquidity Event as defined in the Certificate of Designations, and the payment of damages in the amount of $1,070,700, plus accumulated dividends as of July 1, 2008, plus interest, allowable costs and other damages. The Company has until June 11, 2010 to respond to this claim.  The Company intends to defend itself vigorously in this action and believes that the eventual outcome of this matter will not have a materially adverse effect on the Company.  However, the ultimate outcome of this matter cannot be determined at this time.

Other than those events described above, during the quarter ended March 31, 2010, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to Note 13 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2010 the Company issued 125,000 shares of the Company’s restricted common stock in connection with the settlement of certain claims.  See “Item 1. Legal Proceedings” above.

The issuance and sale of the securities in the settlement is exempt from registration under the Securities Act of 1933 pursuant to Regulation D and Rule 506 promulgated thereunder. Claimant provided certain representations to us acknowledging that he had had the opportunity to ask questions and receive answers from the Company regarding the securities and the business of the Company, that he had access to the Company’s periodic reports as filed with the SEC and that he was an “accredited investor” as defined in Regulation D. We did not engage in general solicitation or advertising with regard to the issuance of these securities and did not offer securities to the public.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

May 17, 2010	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer

May 17, 2010	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer