Form 10-Q/A
period 2009-12-31
NATIONAL HOLDINGS CORP
filed 2010-08-06
CIK 1023844

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

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended December 31, 2009 (the “Original Filing”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three months ended December 31, 2009, as discussed in Note 3 to the accompanying restated unaudited condensed consolidated financial statements.
The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on February 16, 2010

Background of the Restatement

On June 10, 2010, the Company announced that an accounting review by its management and Audit Committee, with the assistance of its independent auditors, had revealed that certain revenues were overstated and certain operating expenses were understated in the fiscal quarter ended December 31, 2009. Revenues were overstated by approximately $61,000 or 0.22%.  Operating expenses were understated by approximately $113,000 or 0.39%.  These errors related principally to over accruals of revenues, and under accruals of payables partly due to duplicative entries to accrue month end commission revenues on a trade date basis and a net understatement of general accrued expenses including compensation expense, taxes, licenses and registration and other administrative expenses of one of our broker dealer subsidiaries.  As a result of these errors, the Company announced that the previously issued unaudited condensed consolidated financial statements for the fiscal quarter ended December 31, 2009 and March 31, 2010 in the Company’s Forms 10-Q for those periods should no longer be relied upon (collectively, the “Affected Periods”).   This restatement reflects the appropriate portion of the correction in the first quarter of 2010, rather than in the third quarter.

The following items of this amended quarterly report on Form 10Q/A for the period ended December 31, 2009 are amended and restated herein:

Part 1	Financial Information

Item 1 Financial Statements- Unaudited Condensed Consolidated Statements of Financial Conditionas of December 31, 2009, Unaudited Condensed Consolidated Statements of Operations for theThree months Ended December 31, 2009, Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2009, Notes to Unaudited Condensed Consolidated Financial Statements;

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 4 – Controls and Procedures.

Part II	Other Information:

Item 6. Exhibits-  Exhibits 31.1, 31.2, 32.1 and 32.2-  currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

The remaining Items are unaffected by the correction in errors, have not been updated from the disclosure originally contained in our Original Filing. Except as necessary to reflect the effects of the restatement described above, this amended quarterly report on Form 10-Q/A for the three-month period ended December 31, 2009 does not modify or update the disclosures contained in the Original Filing nor does it cover reflect events occurring after February 16, 2010, other than as described above and to correct typographical errors contained therein.

Restatement of Other Financial Statements

This amendment to our Quarterly Report on Form 10-Q is being filed to restate our unaudited condensed consolidated financial statements and related financial information for the quarterly period ended December 31, 2009.  With the filing of this Form 10-Q/A, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.  The consolidated financial statements and related financial information contained in any of the Company’s filings with the SEC during the Affected Periods should no longer be relied upon.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2009
INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition
as of December 31, 2009 and September 30, 2009	6

Unaudited Condensed Consolidated Statements of Operations for the
Three months Ended December 31, 2009 and 2008	7

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 2009 and 2008	8

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	25

Item 3 – Quantitative & Qualitative Disclosures About Market Risk	30

Item 4 – Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	31

Item 1a – Risk Factors	31

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 - Defaults Upon Senior Securities	31

Item 4 - Submissions of Matter to a Vote of Security Holders	31

Item 5 - Other Information	31

Item 6 – Exhibits	32

Signatures	33

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

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	(Restated)
	December 31,	September 30,
ASSETS	2009	2009
Current Assets	(unaudited)	(see note below)
Cash	$5,071,000	$6,493,000
Deposit with clearing organizations	1,211,000	1,212,000
Receivables from broker dealers and clearing organizations	2,605,000	4,910,000
Other receivables, net of allowance for uncollectible accounts of
$402,000 and $630,000 at September 30, 2009 and 2008, respectively	427,000	332,000
Advances to registered representatives - Current portion	1,683,000	1,784,000
Securities owned: marketable – at market value	373,000	631,000
Securities owned:nonmarketable – at fair value	78,000	60,000
Total Current Assets	11,448,000	15,422,000

Advances to registered representatives - Long term portion	883,000	1,096,000
Fixed assets, net	1,123,000	1,163,000
Secured demand note	500,000	500,000
Intangible assets, net	2,174,000	2,329,000
Other assets	1,260,000	1,132,000
Total Assets	$17,388,000	$21,642,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Laibilities
Payable to broker dealers and clearing organizations	$241,000	$299,000
Securities sold, but not yet purchased, at market	77,000	4,000
Accounts payable, accrued expenses and other liabilities - Current portion	10,527,000	14,162,000
Notes payable, net of debt discounts of $0 at December 31, 2009 and September 30, 2009 repectively	500,000	500,000
Total Current Liabilities	11,345,000	14,965,000

Accrued expenses and other liabilities - Long term portion	467,000	719,000
Convertible notes payable, net of debt discount of $938,000 and $1,036,000
December 31, 2009 and September 30, 2009 repectively	5,062,000	4,964,000
Total Liabilities	16,874,000	20,648,000

Subordinated borrowings	850,000	850,000

Stockholders' Equity
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
designated as Series A and 20,000 shares designated as Series B	-	-
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 42,957 shares issued and outstanding (liquidation preference:
$4,295,700) at December 31, 2009 and 37,550 shares issued and outstanding
(liquidation preference: $3,755,000) at September 30, 2009	-	-
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation preference: $0
at December 31, 2009 and September 30, 2009, respectively	-	-
Common stock, $.02 par value, 50,000,000 shares authorized;
17,151,704 and 16,422,538 shares issued and outstanding,
at December 31, 2009 and September 30, 2009, respectively	343,000	343,000
Additional paid-in capital	41,377,000	41,195,000
Accumulated deficit	(42,056,000)	(41,394,000)
Total Stockholders' Equity / (Deficit)	(336,000)	144,000
Total Liabilities and Stockholders' Equity	$17,388,000	$21,642,000

Note: The balance sheet at September 30, 2009 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(Restated)
	Three Months Ended
	December 31,
	2009	2008
Revenues:
Commissions	$17,693,000	$15,410,000
Net dealer inventory gains	4,169,000	7,092,000
Investment banking	1,653,000	667,000

Total commission and fee revenues	23,515,000	23,169,000

Interest and dividends	500,000	697,000
Transfer fees and clearing services	2,906,000	2,750,000
Other	1,405,000	1,236,000

Total Revenues	28,326,000	27,852,000

Expenses:
Commissions and fees	21,380,000	21,067,000
Employee compensation and related expenses	3,053,000	3,074,000
Clearing fees	449,000	1,193,000
Communications	1,020,000	862,000
Occupancy and equipment costs	1,296,000	1,381,000
Professional fees	505,000	763,000
Interest	294,000	325,000
Taxes, licenses, registration	459,000	259,000
Other administrative expenses	532,000	70,000

Total Expenses	28,988,000	28,994,000

Net loss	(662,000)	(1,142,000)
Preferred stock dividends	(97,000)	(85,000)

Net loss attributable to common stockholders	$(759,000)	$(1,227,000)

Net loss per common share
Basic:
Net loss attributable to common stockholders	$(0.04)	$(0.07)
Diluted:
Net loss attributable to common stockholders	$(0.04)	$(0.07)
Weighted average number of shares outstanding
Basic	17,151,704	16,421,538
Diluted	17,151,704	16,421,538

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(Restated)
	Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(662,000)	$(1,142,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	329,000	324,000
Amortization of deferred financing costs	11,000	14,000
Amortization of note discount	87,000	123,000
Amortization of foregivable notes to brokers	286,000	402,000
Compensatory element of common stock options issuance	182,000	237,000
Changes in assets and liabilities
Deposits with clearing organizations	1,000	(51,000)
Receivables from broker-dealers, clearing organizations and others	2,304,000	585,000
Other receivables	(95,000)	-
Advances to registered representatives	28,000	-
Securities owned: marketable, at market value	258,000	(1,075,000)
Securities owned: non-marketable, at fair value	(18,000)	7,000
Other assets	(127,000)	(15,000)
Payables	(3,887,000)	723,000
Payables to broker dealers and clearing organizations	(58,000)	-
Securities sold, but not yet purchased, at market	73,000	-
Net cash provided by (used in) operating activities	(1,288,000)	132,000

Cash flows from investing activities
Purchase of fixed assets	(134,000)	(167,000)
Net cash (used in) investing activities	(134,000)	(167,000)

Net decrease in cash	(1,422,000)	(35,000)

Cash balance
Beginning of the period	6,493,000	7,387,000

End of the period	$5,071,000	$7,352,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$199,000	$188,000
Income taxes	$42,000	$-

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

NOTE 3.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On June 10, 2010, the Company’s management and the Audit Committee completed an internal accounting review and determined that the Company’s consolidated quarterly financial statements as of and for the three months ended December 31, 2009 would be restated.

The accounting review revealed that certain revenues were overstated and certain operating expenses were understated in the fiscal quarter ended December 31, 2009.  Revenues and receivables from brokers and clearing organizations were overstated by approximately $61,000.  Operating expenses and accounts payable, accrued expenses and other liabilities were understated by approximately $113,000 and the accompanying unaudited condensed consolidated financial statements were amended  to correct certain errors related principally to over accruals of revenues, and under accruals of payables partly due to duplicative entries to accrue month end commission revenues on a trade date basis and a net understatement of general accrued expenses including compensation expense, taxes, licenses and registration and other administrative expenses of one of our broker dealer subsidiaries.  Included in the accompanying statement of operations are some reclassifications of revenues that have no impact on the financial performance of the Company.

As a result, for the quarterly financial statements as of December 31, 2009 the gross revenues decreased from $28,388,000 to $28,326,000, operating expenses increased from $28,876,000 to $28,988,000, net loss increased from $488,000 to $662,000 and net loss per common share increased from $0.03 to $0.04 per share, and EBITDA, adjusted to exclude non-cash compensation expense and write down of forgivable loans, decreased from $651,000 to $477,000.  The restatement has no effect on the cash flows from operating, investing, or financing activities for the three-month period ended December 31, 2009

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	Three Months Ended
	December 31,	December 31,
	2009	2008
Numerator:
Net loss	$(662,000)	$(1,142,000)
Preferred stock dividends	(97,000)	(85,000)
Numerator for basic earnings per share-net income (loss)
attributable to common stockholders - as reported	(759,000)	(1,227,000)
Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$(759,000)	$(1,227,000)

Denominator:
Denominator for basic earnings per share--weighted
average shares	17,151,704	16,421,538
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	17,151,704	16,421,538

Net loss available to common stockholders
Basic and diluted	$(0.04)	$(0.07)

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

Stock-Based Compensation

Effective October 1, 2005, the Company adopted ASC Topic 718 accounting for “Share Based Payment.”  This topic addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under Topic 718, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.   During the three months ended December 31, 2009, the Company granted 300,000 stock options that vest over periods from two to four years, have a 5-year life and are exercisable at $0.69 per share.  A charge of approximately $107,000 and $237,000 was recorded in the three months ended December 31, 2009 and 2008, respectively, relating to the amortization of the fair value associated with all remaining stock option grants and restricted stock grants.

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

NOTE 5. CLEARING AGREEMENTS

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

NOTE 6. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At December 31, 2009 and September 30, 2009, the receivables of $2,605,000 and $4,910,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At December 31, 2009 and September 30, 2009, the amounts payable to broker-dealers and clearing organizations of $241,000 and $299,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 7. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of December 31, 2009:

	Securities	Securities sold, but
	owned	not yet purchased

Corporate stocks	$117,000	$77,000
Corporate bonds	8,000	-
Government obligations	248,000	-
Non-marketable securities	780,003	-
	$1,153,003	$77,000

Fair Value Measurements

Securities owned at Fair Value as of December 31, 2009

Securities owned at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$117,000	$-	$-	$117,000
Corporate bonds	8,000	-	-	8,000
Government obligations	248,000	-	-	248,000
Non-marketable securities	-	78,000	-	78,000
	$373,000	$78,000	$-	$451,000

Securities sold, but not yet purchased at Fair Value as of December 31, 2009

Securities sold, but
not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$77,000	$-	$-	$77,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
	$77,000	$-	$-	$77,000

NOTE 8. INTANGIBLE ASSETS

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

NOTE 9. OTHER ASSETS

Other assets as of December 31, 2009 and September 30, 2009, respectively, consist of the following:

	December 31,	September 30,
	2009	2009
Pre-paid expenses	$802,000	$659,000
Deposits	179,000	184,000
Investments in unaffiliated entity	162,000	162,000
Deferred financing costs	104,000	114,000
Other	13,000	13,000
Total	$1,260,000	$1,132,000

NOTE 10. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The short term portion of accounts payable, accrued expenses and other liabilities as of December 31, 2009 and September 30, 2009, respectively, consist of the following:

	December 31, 2009	September 30, 2009

Commissions payable	$5,087,000	$7,745,000
Deferred clearing fee credits	461,000	484,000
Telecommunications vendors payable	80,000	82,000
Legal payable	543,000	663,000
Deferred rent payable	132,000	140,000
Accrued compensation	819,000	757,000
Capital lease liability	603,000	703,000
Other vendors	3,269,000	4,307,000
Total	$10,994,000	$14,881,000

NOTE 11. CONVERTIBLE NOTES PAYABLE

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

NOTE 13. SECURED DEMAND NOTE / SUBORDINATED BORROWINGS

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

NOTE 15. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

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

NOTE 16. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At December 31, 2009, National Securities had net capital of approximately $343,000 which exceeded its requirement by approximately $93,000.

In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2009, vFinance Investments had net capital of approximately $1,028,000 which was approximately $28,000 in excess of its required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 485%.  At December 31, 2009, EquityStation had net capital of approximately $190,000 which was approximately $90,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 276%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 17: SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

The Company’s first quarter of fiscal year 2010 resulted in an increase in revenues, with a lower increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $662,000 compared with a net loss of $1,142,000 for the first quarters of fiscal years 2010 and 2009, respectively.

	Three Months Ended
	December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$17,693,000	$15,410,000	$2,283,000	15%
Net dealer inventory gains	4,169,000	7,092,000	(2,923,000)	-41%
Investment banking	1,653,000	667,000	986,000	148%
Interest and dividends	500,000	697,000	(197,000)	-28%
Transfer fees and clearance services	2,906,000	2,750,000	(156,000)	6%
Other	1,405,000	1,236,000	169,000	14%
	$28,326,000	$27,852,000	$474,000	2%

Total revenues increased $474,000, or 2%, in the first quarter of fiscal year 2010 to $28,326,000 from $27,852,000 in the first quarter of fiscal year 2009.  The increase in revenues is primarily due to slightly more favorable market conditions.  Commission revenue increased $2,283,000, or 15%, to $17,693,000 from $15,410,000 during the first quarter of fiscal year 2010 compared with the same period in fiscal year 2009, which is attributable to generally more favorable market conditions.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $2,923,000, or 41%, to $4,169,000 from $7,092,000 during the first quarter of fiscal year 2010 compared with the same period in fiscal year 2009.  The decrease is primarily due to less favorable trading conditions affecting our foreign trading activities in the quarter ended December 31, 2009 as compared to the same quarter in 2008.

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

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $169,000, or 14%, to $1,405,000 from $1,236,000 during the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.  The increase is due primarily to slightly more favorable business conditions.

In comparison with the 2% increase in total revenues, total expenses remained virtually unchanged, down by $6,000 to $28,988,000 for the first quarter of fiscal year 2010 compared to $28,994,000 in the first quarter of fiscal year 2009.  This decrease in total expenses is primarily a result of the management's focus on non-variable cost cutting.

	Three Months Ended
	December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Commissions	$21,380,000	$21,067,000	$313,000	1%
Employee compensation	3,053,000	3,074,000	(21,000)	-1%
Clearing fees	449,000	1,193,000	(744,000)	-62%
Communications	1,020,000	862,000	158,000	18%
Occupancy and equipment costs	1,296,000	1,381,000	(85,000)	-6%
Professional fees	505,000	763,000	(258,000)	-34%
Interest	294,000	325,000	(31,000)	-10%
Taxes, licenses and registration	459,000	259,000	200,000	77%
Other administrative expenses	532,000	70,000	462,000	660%
	$28,988,000	$28,994,000	$(6,000)	0%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $313,000, or 1%, to $ 21,380,000 in the first quarter of fiscal year 2010 from $21,067,000 in the first quarter of fiscal year 2009.  The increase is primarily attributable to an increase in the related commission revenues.  Commission expense also includes the amortization of advances to registered representatives of $286,000 and $402,000 for the first quarter of fiscal years 2010 and 2009, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense decreased $21,000, or 1%, to $3,053,000 in the first quarter of fiscal year 2010 from $3,074,000 in the first quarter of fiscal year 2009.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $182,000 and $237,000 in first quarter of fiscal years 2010 and 2009, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue decreased to 86% from 87% in the first quarter of fiscal year 2010 and 2009, respectively.

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

Interest expense decreased $31,000, or 10%, to $294,000 from $325,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.  The decrease in interest expense is attributable to the Company having paid down $500,000 of its notes and renegotiating lower interest on its note with Christopher Dewey from an interest rate of 10% to 7%.   Included in interest expense is the amortization of deferred financing costs of $11,000 and $14,000 the first quarter of fiscal years 2010 and 2009, respectively.  Taxes, licenses and registration increased $200,000, or 77%, to $459,000 from $259,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.  The increase in taxes, licenses and registration is due to a general increase in fees paid to regulators and other governmental agencies.  Other administrative expenses increased $462,000 or 660% to $532,000 from $70,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. The increase is due to a finders fee paid in connection with an investment banking deal in the quarter ended December 31, 2009.  No such fee was paid in the quarter ended December 31, 2008.

The Company reported a net loss of $662,000 in the first quarter of fiscal year 2010 compared to a net loss of $1,142,000 in the first quarter of fiscal year 2009.  The net loss attributable to common stockholders in the first quarter of fiscal year 2010 was $759,000, or $.04 per common share, as compared to a net loss attributable to common stockholders in the first quarter of fiscal year 2009 of $1,227,000, or $.07 per common share.  The net loss attributable to common stockholders for the first quarter of fiscal year 2010 and 2009 reflects $97,000 and $85,000, respectively of cumulative preferred stock dividends on the Company’s preferred stock.

NON-G.A.A.P. INFORMATION

Management considers EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three months ended December 31, 2009 and December 31, 2008, EBITDA, as adjusted, was $477,000 and $190,000 respectively.  This improvement of $287,000 in the three months ended December 31, 2009 over 2008 resulted from a general decrease in operating costs focused on a decrease in occupancy costs and professional fees.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported.

	Three Months Ended
	December 31,
	2009	2008

Net income (loss), as reported	$(662,000)	$(1,142,000)
Interest expense	294,000	325,000
Taxes	48,000	44,000
Depreciation	174,000	162,000
Amortization	155,000	162,000
EBITDA	9,000	(449,000)
Non-cash compensation expense	182,000	237,000
Forgivable loan write down	286,000	402,000
EBITDA, as adjusted	$477,000	$190,000

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric the Company uses in evaluating its business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended.

Liquidity and Capital Resources

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At December 31, 2009, National Securities’ net capital exceeded the requirement by $93,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000, and at December 31, 2009 the firms had excess net capital of $28,000 and $90,000 respectively.

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

Cash used in operating activities for the first quarter of fiscal year 2010 amounted to $1,288,000, which was primarily due to our net loss of $662,000, reduced by non cash adjustments of $329,000 in depreciation and amortization, $286,000 in amortization of forgivable loans to brokers, $182,000 in stock compensation expense and $87,000 in amortization of note discount.  A decrease in receivables from our clearing firms of $2,304,000, a decrease in securities owned at market value of $258,000, offset by a decrease in accounts payable and accrued expenses of $3,887,000 and an increase in other assets of $127,000 further contributed to the reduction in cash used in operations.

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

We have taken steps to remediate the weaknesses in our internal control discovered as a result of our accounting review which lead to the correction of certain errors and believe that such weaknesses in internal control for the quarterly periods as of December 31, 2009 have been fully remediated. We are in the process of hiring a third-party consultant who specializes in compliance with SOX and FINRA Net Capital requirements to ensure that controls and procedures are in place.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

August 6, 2010	By:	/s/ Mark Goldwasser
Mark Goldwasser Chief Executive Officer

August 6, 2010	By:	/s/ Alan B. Levin
Alan B. Levin Chief Financial Officer