Form 10-Q/A
period 2010-03-31
NATIONAL HOLDINGS CORP
filed 2010-08-06
CIK 1023844

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
I
ndicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

As of May 14, 2010 there were 17,276,704 shares of the registrant's common stock outstanding.

Explanatory Note

We are filing this Amended Quarterly report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and six months ended March 31, 2010 (the “Original Filing”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three and six months ended March 31, 2010, as discussed in Note 3 to the accompanying restated unaudited condensed consolidated financial statements.  The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on May 17, 2010

Background of the Restatement

On June 10, 2010, the Company announced that an accounting review by its management and Audit Committee, with the assistance of its independent auditors, had revealed that certain revenues were overstated and certain operating expenses were understated in the fiscal quarter ended March 31, 2010. Revenues were overstated by approximately 157,000 or 0.01%.  Operating expenses were overstated by approximately $15,000 or 0.0005%.  These errors related principally to over accruals of revenues, and over accruals of payables partly due to duplicative entries to accrue month end commission revenues on a trade date basis and a net overstatement of general accrued expenses including compensation expense, taxes, licenses and registration and other administrative expenses of one of our broker-dealer subsidiaries.  As a result of these errors, the Company announced that the previously issued unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2009 and March 31, 2010 in the Company’s Forms 10-Q for those periods should no longer be relied upon (collectively, the “Affected Periods”).   This restatement reflects the appropriate portion of the correction in the first quarter of 2010, rather than in the second quarter.

The following items of this amended quarterly report on Form 10Q/A for the period ended March 31, 2010 are amended and restated herein:

Part 1 Financial Information

Item 1 Financial Statements- Unaudited Condensed Consolidated Statements of Financial Conditionas of March 31, 2010 ,  Unaudited Condensed Consolidated Statements of Operations for theThree and Six Months Ended March 31, 2010 , Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2010 , Notes to Unaudited Condensed Consolidated Financial Statements ;

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 – Controls and Procedures.

Part II Other Information:

Item 6. Exhibits-  Exhibit 31.1, 31.2, 32.1 and 32.2-  currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

The remaining Items are unaffected by the correction in errors, have not been update from the disclosure originally contained in our quarterly report on Form 10-Q for the three-month period ended March 31, 2010 filed with the Securities and Exchange Commission on May 17, 2010 [and are not reproduced in this Form 10-Q/A. This amended quarterly report on Form 10-Q/A for the three-month period ended March 31, 2010 does not modify or update the disclosures contained in the initial filing of the Form-Q for the same period nor does it cover reflect events occurring after May 17, 2010, other than as described above and to correct typographical errors contained therein.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2010

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition
as of March 31, 2010 and September 30, 2009	5

Unaudited Condensed Consolidated Statements of Operations for the
Three and six months ended March 31, 2010 and 2009	6

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three and six months ended March 31, 2010 and 2009	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	27

Item 3 – Quantitative & Qualitative Disclosures About Market Risk	36

Item 4T – Controls and Procedures	37

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	38

Item 1a– Risk Factors	38

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3 – Defaults Upon Senior Securities	39

Item 4 – Submission of Matters to a Vote of Security Holders	39

Item 5 – Other Information	39

Item 6 – Exhibits	39

Signatures	40

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

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	(Restated)
	March 31,	September 30,
ASSETS	2010	2009
Current Assets	(unaudited)	(see note below)
Cash	$4,863,000	$6,493,000
Deposit with clearing organizations	1,186,000	1,212,000
Receivables from broker dealers and clearing organizations	4,129,000	4,910,000
Other receivables, net of allowance for uncollectible accounts of
$372,000 and $402,000 at March 31, 2010 and September 30, 2009 respectively	567,000	332,000
Advances to registered representatives - Current portion	1,244,000	1,784,000
Securities owned: marketable – at market value	531,000	631,000
Securities owned:nonmarketable – at fair value	99,000	60,000
Total Current Assets	12,619,000	15,422,000

Advances to registered representatives - Long term portion	594,000	1,096,000
Fixed assets, net	1,127,000	1,163,000
Secured demand note	500,000	500,000
Intangible assets, net	2,018,000	2,329,000
Other assets	1,306,000	1,132,000
Total Assets	$18,164,000	$21,642,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Laibilities
Payable to broker dealers and clearing organizations	$265,000	$299,000
Securities sold, but not yet purchased, at market	181,000	4,000
Accounts payable, accrued expenses and other liabilities - Current portion	11,699,000	14,162,000
Notes payable	500,000	500,000
Total Current Liabilities	12,645,000	14,965,000

Accrued expenses and other liabilities - Long term portion	708,000	719,000
Convertible notes payable, net of debt discount of $839,000 and $1,036,000 at
March 31, 2010 and September 30, 2009 respectively	5,161,000	4,964,000
Total Liabilities	18,514,000	20,648,000

Subordinated borrowings	850,000	850,000

Stockholders' Equity
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares
designated as Series A and 20,000 shares designated as Series B	-	-
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 46,050 shares issued and outstanding (liquidation preference:
$4,605,000) at March 31, 2010 and 37,550 shares issued and outstanding
(liquidation preference: $3,755,000) at September 30, 2009	-	-
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation preference: $0
at March 31, 2010 and September 30, 2009, respectively	-	-
Common stock, $.02 par value, 50,000,000 shares authorized;
17,276,704 and 16,422,538 shares issued and outstanding,
at March 31, 2010 and September 30, 2009, respectively	346,000	343,000
Additional paid-in capital	41,939,000	41,195,000
Accumulated deficit	(43,485,000)	(41,394,000)
Total Stockholders' Equity (Deficit)	(1,200,000)	144,000
Total Liabilities and Stockholders' Equity (Deficit)	$18,164,000	$21,642,000

Note: The balance sheet at September 30, 2009 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	(Restated)		(Restated)
	-------- Three Months Ended ---------		-------- Six Months Ended ---------
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Revenues:
Commissions	$19,893,000	$15,422,000	$37,587,000	$30,831,000
Net dealer inventory gains	3,694,000	4,069,000	7,862,000	11,079,000
Investment banking	1,386,000	482,000	3,039,000	1,149,000

Total commission and fee revenues	24,973,000	19,973,000	48,488,000	43,059,000

Interest and dividends	609,000	336,000	1,109,000	1,033,000
Transfer fees and clearing services	1,854,000	2,108,000	4,760,000	4,271,000
Other	1,458,000	1,344,000	2,863,000	2,663,000

Total Revenues	28,894,000	23,761,000	57,220,000	51,026,000

Expenses:
Commissions	22,236,000	18,007,000	43,616,000	38,463,000
Employee compensation and related expenses	3,087,000	3,037,000	6,140,000	6,044,000
Clearing fees	(42,000)	363,000	407,000	969,000
Communications	981,000	1,031,000	2,001,000	1,893,000
Occupancy and equipment costs	1,372,000	1,426,000	2,668,000	2,832,000
Professional fees	862,000	607,000	1,367,000	1,370,000
Interest	302,000	309,000	596,000	634,000
Taxes, licenses, registration	404,000	342,000	863,000	602,000
Other administrative expenses	736,000	566,000	1,267,000	1,289,000

Total Expenses	29,938,000	25,688,000	58,925,000	54,096,000

Net loss	(1,044,000)	(1,927,000)	(1,705,000)	(3,070,000)
Preferred stock dividends	(95,000)	(83,000)	(193,000)	(169,000)

Net loss attributable to common stockholders	$(1,139,000)	$(2,010,000)	$(1,898,000)	$(3,239,000)

Net loss per common share
Basic:
Net loss attributable to common stockholders	$(0.07)	$(0.12)	$(0.11)	$(0.20)
Diluted:
Net loss attributable to common stockholders	$(0.07)	$(0.12)	$(0.11)	$(0.20)
Weighted average number of shares outstanding
Basic	17,200,315	16,421,538	17,175,742	16,421,538
Diluted	17,200,315	16,421,538	17,175,742	16,421,538

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities	(Restated)
Net loss	$(1,705,000)	$(3,070,000)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	668,000	672,000
Amortization of deferred financing costs	22,000	28,000
Amortization of note discount	697,000	238,000
Compensatory element of common stock options issuance	296,000	441,000
Issuance of restricted stock	65,000	-
Unrealized gain on securities owned	(150,000)	-
Changes in assets and liabilities
Deposits with clearing organizations	25,000	(51,000)
Receivables from broker-dealers, clearing organizations and others	781,000	(60,000)
Other receivables	(235,000)	(385,000)
Advances to registered representatives	1,042,000	610,000
Securities owned: marketable, at market value	251,000	(1,152,000)
Securities owned: non-marketable, at fair value	(40,000)	22,000
Other assets	(196,000)	(37,000)
Accounts payable and accrued expenses	(2,474,000)	735,000
Payable to broker dealers and clearing organizations	(34,000)	(419,000)
Securities sold, but not yet purchased, at market	178,000	(52,000)
Net cash used in operating activities	(809,000)	(2,480,000)

Cash flows from investing activities
Purchase of fixed assets	(321,000)	(343,000)
Net cash used in investing activities	(321,000)	(343,000)

Cash flows from financing activities
Repayment of notes payable	(500,000)	(150,000)
Net cash used in provided by financing activities	(500,000)	(150,000)

Net decrease in cash	(1,630,000)	(2,973,000)

Cash balance
Beginning of the period	6,493,000	7,387,000
End of the period	$4,863,000	$4,414,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$195,000	$394,000
Income taxes	$-	$56,000

Supplemental disclosures of noncash financing activities
Preferred stock dividends	$387,000	$676,000

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

NOTE 3.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On June 10, 2010, the Company’s management and the Audit Committee completed an internal accounting review and determined that the Company’s consolidated quarterly financial statements as of and for the three and six months ended March 31, 2010 previously filed by the Company with the Securities and Exchange Commission (the “Commission”) on its Quarterly Reports on Form 10-Q for such periods would be restated.

The accounting review revealed that certain revenues were overstated and certain operating expenses were understated in the fiscal quarter ended March 31, 2010.  Revenues were overstated by approximately $157,000 and $219,000 for the three and six month periods ended March 31, 2010.  Operating expenses were overstated by approximately $15,000 and understated by approximately $113,000  for the three and six month periods ended March 31, 2010 , respectively,   The accompanying unaudited condensed financial statements were restated to correct certain errors related principally to over accruals of revenues, and under accruals of payables partly due to duplicative entries to accrue month end commission revenues on a trade date basis and a net understatement of general accrued expenses including compensation expense, taxes, licenses and registration and other administrative expenses of one of our broker dealers.  Included in the accompanying statement of operations are some reclassifications of revenues that have no impact on the financial performance of the Company.

As a result, the quarterly financial statements are revised as follows:

As of March 31, 2010, respectively, receivables from broker dealers and clearing organizations decreased from $4,348,000 to $4,129,000 and accounts payable, accrued payable and other liabilities- short term portion increased from $11,602,000 to 11,699,000.  For the three month and six month period ended March 31, 2010, the gross revenues will be revised from $29,051,000 to $28,894,000 and from $57,439,000 to $57,220,000. For the three month and six month period ended March 31, 2010, operating expenses decreased from $29,953,000  to $29,938,000 and increased from $58,828,000 to 58,925,000 and net loss increased from $902,000 to $1,044,000 and from $1,389,000 to $1,705,000.  Net loss per common share for the same periods increased from $0.06 to $0.07 and from $0.09 to $0.11 per share on a basic and fully diluted basis for the three month and six month period ended March 31, 2010. EBITDA, adjusted to exclude non-cash compensation expense and write down of forgivable loans, decreased from $593,000 to $453,000 and from $1,253,000 to $938,000.  The restatement has no effect on the cash flows from operating, investing, or financing activities for the six-month period ended March 31, 2010.

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

	Three Months Ended
	March 31,	March 31,
	2010	2009
Numerator:
Net loss	$(1,044,000)	$(1,927,000)
Preferred stock dividends	(95,000)	(83,000)
Numerator for basic earnings per share-net income (loss)
attributable to common stockholders - as reported	(1,139,000)	(2,010,000	) )
Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$(1,139,000)	$(2,010,000	) )

Denominator:
Denominator for basic earnings per share--weighted
average shares	17,200,315	16,421,538
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	17,200,315	16,421,538

Net loss available to common stockholders
Basic and diluted	$(0.07)	$(0.12)

	Six Months Ended
	March 31,	March 31,
	2010	2009
Numerator:
Net loss	$(1,705,000)	$(3,070,000)
Preferred stock dividends	(193,000)	(169,000)
Numerator for basic earnings per share-net income (loss)
attributable to common stockholders - as reported	(1,898,000)	(3,239,000	) )
Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$(1,898,000)	$(3,239,000	) )

Denominator:
Denominator for basic earnings per share--weighted
average shares	17,175,742	16,421,538
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	17,175,742	16,421,538

Net loss available to common stockholders
Basic and diluted	$(0.11)	$(0.20)

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

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At March 31, 2010 and September 30, 2009, the receivables of $4,129,000 and $4,910,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At March 31, 2010 and September 30, 2009, the amounts payable to broker-dealers and clearing organizations of $265,000 and $299,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

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

NOTE 8. OTHER ASSETS

Other assets as of March 31, 2010 and September 30, 2009, respectively, consist of the following:

	March 31, 2010	September 30, 2009
Pre-paid expenses	$853,000	$659,000
Deposits	190,000	184,000
Investments in unaffiliated entity	162,000	162,000
Deferred financing costs	93,000	114,000
Other	8,000	13,000
Total	$1,306,000	$1,132,000

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of March 31, 2010 and September 30, 2009, respectively, consist of the following:

	March 31, 2010	September 30, 2009
Commissions payable	$6,814,000	$7,745,000
Deferred clearing fee credits	161,000	484,000
Telecommunications vendors payable	70,000	82,000
Legal payable	465,000	663,000
Deferred rent payable	376,000	140,000
Accrued compensation	781,000	757,000
Capital lease liability	598,000	703,000
Other vendors	3,142,000	4,307,000
Total	$12,407,000	$14,881,000

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

In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At March 31, 2010, vFinance Investments had net capital of approximately $900,000 which was approximately $100,000 under the minimum required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 633%.  At March 31, 2010, EquityStation had net capital of approximately $243,000 which was approximately $143,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 115%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2010 , which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The Company’s second quarter of fiscal year 2010 resulted in an increase in revenues, with a lower increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $1,044,000 compared with a net loss of $1,927,000 for the second quarters of fiscal years 2010 and 2009, respectively.

	Three Months Ended
	March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$19,893,000	$15,422,000	$4,471,000	29%
Net dealer inventory gains	3,694,000	4,069,000	(375,000)	-9%
Investment banking	1,386,000	482,000	904,000	188%
Interest and dividends	609,000	336,000	273,000	81%
Transfer fees and clearance services	1,854,000	2,108,000	(254,000)	-12%
Other	1,458,000	1,344,000	114,000	8%
	$28,894,000	$23,761,000	$5,133,000	22%

Total revenues increased $5,133,000, or 22%, in the second quarter of fiscal year 2010 to $28,494,000 from $23,761,000 in the second quarter of fiscal year 2010.  The increase in revenues is primarily due to slightly more favorable market conditions in retail brokerage and investment banking.  Commission revenue increased $4,471,000, or 29%, to $19,893,000 from $15,422,000 during the second quarter of fiscal year 2010 compared with the same period in fiscal year 2009, which is attributable to generally more favorable market conditions.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $375,000, or 9%, to $3,694,000 from $4,069,000 during the second quarter of fiscal year 2010 compared with the same period in fiscal year 2009.  The decrease is primarily due to less favorable trading conditions affecting our foreign trading activities in the quarter ended March 31, 2010 as compared to the same quarter in 2009.

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

In comparison with the 22% increase in total revenues, total expenses increased only 17%, up by $4,250,000,000 to $29,938,000 for the second quarter of fiscal year 2010 compared to $25,688,000 in the second quarter of fiscal year 2009.  This increase was primarily driven by the increase in revenues causing a corresponding increase in commissions.

	Three Months Ended
	March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$22,236,000	$18,007,000	$4,229,000	23%
Employee compensation	3,087,000	3,037,000	50,000	2%
Clearing fees	(42,000)	363,000	(405,000)	-112%
Communications	981,000	1,031,000	(50,000)	-5%
Occupancy and equipment costs	1,372,000	1,426,000	(54,000)	-4%
Professional fees	862,000	607,000	255,000	42%
Interest	302,000	309,000	(7,000)	-2%
Taxes, licenses and registration	404,000	342,000	62,000	18%
Other administrative expenses	736,000	567,000	169,000	30%
	$29,938,000	$25,689,000	$4,249,000	17%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $4,229,000, or 23%, to $22,236,000 in the second quarter of fiscal year 2010 from $18,007,000 in the second quarter of fiscal year 2009.  The increase is primarily attributable to an increase in the related commission revenues.  Commission expense also includes the amortization of advances to registered representatives of $631,000 and $364,000 for the second quarter of fiscal years 2010 and 2009, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $50,000, or 2%, to $3,087,000 in the second quarter of fiscal year 2010 from $3,037,000 in the second quarter of fiscal year 2009.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $113,000 and $237,000 in the second quarter of fiscal years 2010 and 2009, respectively.  Combined commission and employee compensation expense, as a percentage of revenue, decrease to 88% from 89% in the second quarter of fiscal year 2010 and 2009, respectively.

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

Interest expense decreased $7,000, or 2%, to $302,000 from $309,000 in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009.  The decrease in interest expense is attributable to the Company having renegotiated a lower interest on its note with Christopher Dewey from an interest rate of 10% to 7%.   Included in interest expense is the amortization of deferred financing costs of $12,000 and $13,000 the second quarter of fiscal years 2010 and 2009, respectively.  Taxes, licenses and registration increased $62,000, or 18%, to $404,000 from $342,000 in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009.  The increase in taxes, licenses and registration is due to a general increase in fees paid to regulators and other governmental agencies.  Other administrative expenses increased $170,000 or 30% to $736,000 from $566,000 in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009. The increase is due to primarily to the addition of new email, email compliance, and continuing education programs to ensure the Company remains in compliance with rules and regulations.

The Company reported a net loss of $1,044,000 in the second quarter of fiscal year 2010 compared to a net loss of $1,927,000 in the second quarter of fiscal year 2009.  The net loss attributable to common stockholders in the second quarter of fiscal year 2010 was $1,139,000, or $0.07 per common share, as compared to a net loss attributable to common stockholders in the second quarter of fiscal year 2009 of $2,011,000, or $.12 per common share.  The net loss attributable to common stockholders for the second quarter of fiscal year 2010 and 2009 reflects $95,000 and $83,000, respectively of cumulative preferred stock dividends on the Company’s preferred stock.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

The Company’s first six months of fiscal year 2010 resulted in an increase in revenues, with a lower increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $1,705,000 compared with a net loss of $3,070,000 for the first six months of fiscal years 2010 and 2009, respectively.

	Six Months Ended
	March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$37,587,000	$30,831,000	$6,756,000	22%
Net dealer inventory gains	7,862,000	11,079,000	(3,217,000)	-29%
Investment banking	3,039,000	1,149,000	1,890,000	164%
Interest and dividends	1,109,000	1,033,000	76,000	7%
Transfer fees and clearance services	4,760,000	4,271,000	489,000	11%
Other	2,863,000	2,663,000	200,000	8%
	$57,220,000	$51,026,000	$6,194,000	12%

Total revenues increased $6,194,000, or 12%, in the first six months of fiscal year 2010 to $57,220,000 from $51,026,000 in the first six months of fiscal year 2010.  The increase in revenues is primarily due to slightly more favorable market conditions with an emphasis on retail brokerage and investment banking.  Commission revenue increased $6,756,000, or 22%, to $37,587,000 from $30,831,000 during the first six months of fiscal year 2010 compared with the same period in fiscal year 2009, which is attributable to generally more favorable market conditions.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $3,217,000,, or 29%, to $7,862,000 from $11,079,000 during the first six months of fiscal year 2010 compared with the same period in fiscal year 2009.  The decrease is primarily due to less favorable trading conditions affecting our treasury and foreign trading activities in the quarter ended March 31, 2010 as compared to the same quarter in 2009.

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

In comparison with the 12% increase in total revenues, total expenses only increased by $4,829,000 or 9% to $58,925,000 for the first six months of fiscal year 2010 compared to $54,096,000 in the first six months of fiscal year 2009.  This increase was primarily driven by the increase in revenues causing a corresponding increase in commissions offset by a reduction in clearing fees and occupancy costs. This increase in total expenses is primarily a result of the management's focus on cost cutting.

	Six Months Ended
	March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$43,616,000	$38,463,000	$5,153,000	13%
Employee compensation	6,140,000	6,044,000	96,000	2%
Clearing fees	407,000	969,000	(562,000)	-58%
Communications	2,001,000	1,893,000	108,000	6%
Occupancy and equipment costs	2,668,000	2,832,000	(164,000)	-6%
Professional fees	1,367,000	1,370,000	(3,000)	0%
Interest	596,000	634,000	(38,000)	-6%
Taxes, licenses and registration	863,000	602,000	261,000	43%
Other administrative expenses	1,267,000	1,289,000	(22,000)	-2%
	$58,925,000	$54,096,000	$4,829,000	9%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $5,153,000, or 13%, to $43,616,000 in the first six months of fiscal year 2010 from $38,463,000 in the first six months of fiscal year 2009.  The increase is primarily attributable to an increase in the related commission revenues.  Commission expense also includes the amortization of advances to registered representatives of $918,000 and $759,000 for the first six months of fiscal years 2010 and 2009, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $96,000, or 2%, to $6,140,000 in the first six months of fiscal year 2010 from $6,044,000 in the first six months of fiscal year 2009.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $296,000 and $473,000 in the first six months of fiscal years 2010 and 2009, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue was unchanged at 87% in the first six months of fiscal year 2010 and 2009, respectively.

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

Interest expense decreased $38,000, or 6%, to $596,000 from $634,000 in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.  The decrease in interest expense is attributable to the Company renegotiating a lower interest on its note with Christopher Dewey from an interest rate of 10% to 7%. Included in interest expense is the amortization of deferred financing costs of $22,000 and $27,000 for the first six months of fiscal years 2010 and 2009, respectively.  Taxes, licenses and registration increased $261,000, or 43%, to $863,000 from $602,000 in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.  The increase in taxes, licenses and registration is due to a general increase in fees paid to regulators and other governmental agencies.  Other administrative expenses decreased $22,000 or 2% to $1,267,000 from $1,289,000 in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.

The Company reported a net loss of $1,705,000 in the first six months of fiscal year 2010 compared to a net loss of $3,070,000 in the first six months of fiscal year 2009.  The net loss attributable to common stockholders in the first six months of fiscal year 2010 was $1,898,000, or $0.11 per common share, as compared to a net loss attributable to common stockholders in the first six months of fiscal year 2009 of $3,239,000, or $.20 per common share.  The net loss attributable to common stockholders for the first six months of fiscal year 2010 and 2009 reflects $193,000 and $169,000, respectively of cumulative preferred stock dividends on the Company’s preferred stock.

NON-G.A.A.P. INFORMATION

Management considers EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods.  Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis.  We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions.  We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three and six months ended March 31, 2010, EBITDA, as adjusted, was $451,000 and $928,000, respectively.  For the three and six months ended March 31, 2009, EBITDA, as adjusted, was ($621,000) and ($431,000), respectively.  This improvement of $1,072,000 and $1,359,000 in both the three and six months ended March 31, 2010 over 2009 resulted from higher revenues and decrease in operating costs focused on a decrease in employee compensation, occupancy costs and communications costs.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income (loss), as reported	$(1,044,000)	$(1,928,000)	$(1,706,000)	$(3,070,000)
Interest expense	302,000	309,000	596,000	634,000
Taxes	37,000	33,000	85,000	77,000
Depreciation	184,000	200,000	358,000	362,000
Amortization	162,000	162,000	317,000	324,000
EBITDA	(359,000)	(1,224,000)	(350,000)	(1,673,000)
Non-cash compensation expense	178,000	237,000	360,000	473,000
Amortization of forgivable loans	632,000	366,000	918,000	769,000
EBITDA, as adjusted	$451,000	$(621,000)	$928,000	$(431,000)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric the Company uses in evaluating its business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended.

Liquidity and Capital Resources

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At March 31, 2010, National Securities’ net capital exceeded the requirement by $187,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and at March 31, 2010, vFinance was under the minimum required net capital to operate by approximately $100,000.  and EquityStation is required to maintain $100,000.  Equity Station had excess net capital of $143,000.

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

Cash used in operating activities for the first six months of fiscal year 2010 amounted to $809,000, which was primarily due to our net loss of $1,705,000, reduced by non cash adjustments of $668,000 in depreciation and amortization, $1,042,000 in advances to registered representatives amortization of forgivable loans, $296,000 in stock compensation expense, $697,000 in amortization of note discount, a decrease in receivables from our clearing firms of $781,000 and an increase in our securities owned; marketable at fair value of $251,000, offset by a decrease in accounts payable and accrued expenses of $2,474,000, a decrease in other receivables of $235,000 and a decrease in other assets of $196,000 further contributed to the reduction in cash used in operations.

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

We have taken steps to remediate the weaknesses in our internal control discovered as a result of our accounting review which led to the correction of certain errors and believe that such weaknesses in internal control for the quarterly periods as of March 31, 2009 have been fully remediated.  We are in the process of hiring a third-party consultant who specializes in compliance with SOX and FINRA Net Capital requirements to ensure that controls and procedures are in place.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In early 2009, Vincent Falco commenced a FINRA arbitration against National Securities and two of its representatives.  Claimant alleged that National Securities and the registered representatives purchased unsuitable securities, failed to follow instructions regarding the use of margin, made misrepresentations of material fact and/or omitted material facts in connection with the purchase of securities, managed the account negligently, breached their contract with Mr. Falco, breached fiduciaries duties owed to him, and violated FINRA Conduct Rules.  Claimant further alleged that National Securities negligently supervised the account  Claimant sought compensatory damages from all respondents in the amount of $3,000,000, punitive damages of $9,000,000, plus disgorgement of fees, attorneys’ fees, forum fees, costs and interest, all in undisclosed amounts.  The Company and Mr. Falco entered into a settlement agreement in February 2010 whereby the Company agreed to pay Mr. Falco $900,000 plus the issuance of 125,000 shares of the Company’s restricted common stock.  The Company’s insurer paid the $900,000 to Mr. Falco, the Company issued the shares, and the case was dismissed with prejudice .

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