Form 10-Q
period 2010-06-30
NATIONAL HOLDINGS CORP
filed 2010-08-16
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 13, 2010 there were 17,289,204 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition
as of June 30, 2010 and September 30, 2009	4

Unaudited Condensed Consolidated Statements of Operations for the
Three and Nine months ended June 30, 2010 and 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows for the
Nine months ended June 30, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3 – Quantitative & Qualitative Disclosures About Market Risk	34

Item 4 – Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	36

Item 1a– Risk Factors	36

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3 – Defaults Upon Senior Securities	37

Item 4 – Submission of Matters to a Vote of Security Holders	37

Item 5 – Other Information	37

Item 6 – Exhibits	37

Signatures	38

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

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
ASSETS	2010	2009
Current Assets	(unaudited)	(see note below)
Cash	$4,398,000	$6,493,000
Deposit with clearing organizations	1,159,000	1,212,000
Receivables from broker dealers and clearing organizations	3,126,000	4,910,000
Other receivables, net of allowance for uncollectible accounts of $372,000 and $402,000 at June 30, 2010 and September 30, 2009 respectively	519,000	332,000
Advances to registered representatives - Current portion	1,530,000	1,784,000
Securities owned: marketable – at market value	794,000	631,000
Securities owned:nonmarketable – at fair value	75,000	60,000
Total Current Assets	11,601,000	15,422,000

Advances to registered representatives - Long term portion	164,000	1,096,000
Fixed assets, net	966,000	1,163,000
Secured demand note	500,000	500,000
Intangible assets, net	1,863,000	2,329,000
Other assets	1,172,000	1,132,000
Total Assets	$16,266,000	$21,642,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Laibilities
Payable to broker dealers and clearing organizations	$373,000	$299,000
Securities sold, but not yet purchased, at market	163,000	4,000
Accounts payable, accrued expenses and other liabilities - Current portion	9,786,000	14,162,000
Notes payable	500,000	500,000
Total Current Liabilities	10,822,000	14,965,000

Accrued expenses and other liabilities - Long term portion	665,000	719,000
Convertible notes payable, net of debt discount of $740,000 and $1,036,000 at June 30, 2010 and September 30, 2009 respectively	5,260,000	4,964,000
Total Liabilities	16,747,000	20,648,000

Subordinated borrowings	2,550,000	850,000

Stockholders' Equity
Preferred stock, $.01 par value, 200,000 shares authorized; 50,000 shares designated as Series A and 20,000 shares designated as Series B	-	-
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 46,050 shares issued and outstanding (liquidation preference: $4,605,000) at June 30, 2010 and 37,550 shares issued and outstanding (liquidation preference: $3,755,000) at September 30, 2009	-	-
Series B 10% cumulative convertible preferred stock, $.01 par value, 20,000 shares authorized; 0 shares issued and outstanding (liquidation preference: $0 at June 30, 2010 and September 30, 2009, respectively	-	-
Common stock, $.02 par value, 50,000,000 shares authorized; 17,276,704 and 16,422,538 shares issued and outstanding, at June 30, 2010 and September 30, 2009, respectively	346,000	343,000
Additional paid-in capital	42,139,000	41,195,000
Accumulated deficit	(45,516,000)	(41,394,000)
Total Stockholders' Equity (Deficit)	(3,031,000)	144,000
Total Liabilities and Stockholders' Equity (Deficit)	$16,266,000	$21,642,000

Note: The balance sheet at September 30, 2009 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	-------- Three Months Ended ---------		-------- Nine Months Ended ---------
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
Commissions	$19,759,000	$22,337,000	$57,346,000	$53,168,000
Net dealer inventory gains	3,336,000	5,077,000	11,199,000	16,157,000
Investment banking	1,056,000	896,000	4,095,000	2,046,000

Total commission and fee revenues	24,151,000	28,310,000	72,640,000	71,371,000

Interest and dividends	746,000	252,000	1,856,000	1,285,000
Transfer fees and clearing services	1,912,000	2,726,000	6,672,000	6,997,000
Other	1,673,000	1,121,000	4,534,000	3,783,000
Total Revenues	28,482,000	32,409,000	85,702,000	83,436,000

Expenses:
Commissions	22,451,000	26,061,000	66,067,000	64,526,000
Employee compensation and related expenses	2,923,000	2,985,000	9,063,000	9,029,000
Clearing fees	576,000	402,000	982,000	1,371,000
Communications	1,023,000	1,245,000	3,025,000	3,137,000
Occupancy and equipment costs	1,191,000	954,000	3,859,000	3,786,000
Professional fees	763,000	548,000	2,129,000	1,917,000
Interest	459,000	291,000	1,056,000	925,000
Taxes, licenses, registration	443,000	414,000	1,306,000	1,016,000
Other administrative expenses	684,000	377,000	1,951,000	1,667,000
Total Expenses	30,513,000	33,277,000	89,438,000	87,374,000

Net loss	(2,031,000)	(868,000)	(3,736,000)	(3,938,000)
Preferred stock dividends	(103,000)	(96,000)	(391,000)	(265,000)
Net loss attributable to common stockholders	$(2,134,000)	$(964,000)	$(4,127,000)	$(4,203,000)

Net loss per common share
Basic:
Net loss attributable to common stockholders	$(0.12)	$(0.06)	$(0.24)	$(0.25)
Diluted:
Net loss attributable to common stockholders	$(0.12)	$(0.06)	$(0.24)	$(0.25)
Weighted average number of shares outstanding
Basic	17,276,704	16,930,924	17,209,396	16,635,442
Diluted	17,276,704	16,930,924	17,209,396	16,635,442

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(3,736,000)	$(3,938,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,005,000	1,017,000
Amortization of deferred financing costs	22,000	41,000
Amortization of note discount	796,000	296,000
Compensatory element of common stock options issuance	409,000	678,000
Compensatory element of warrant issuance	152,000	-
Provision for bad debt	(30,000)	-
Unrealized gain on securities owned	44,000	(142,000)
Changes in assets and liabilities
Deposits with clearing organizations	52,000	(51,000)
Receivables from broker-dealers, clearing organizations and others	1,784,000	(651,000)
Other receivables	(156,000)	(333,000)
Advances to registered representatives	1,186,000	934,000
Securities owned: marketable, at market value	(207,000)	541,000
Securities owned: non-marketable, at fair value	(16,000)	(7,000)
Other assets	(63,000)	295,000
Accounts payable and accrued expenses	(4,429,000)	1,022,000
Payable to broker dealers and clearing organizations	74,000	(451,000)
Securities sold, but not yet purchased, at market	159,000	13,000
Net cash used in operating activities	(2,954,000)	(736,000)

Cash flows from investing activities
Purchase of fixed assets	(341,000)	(598,000)
Net cash used in investing activities	(341,000)	(598,000)

Cash flows from financing activities
Repayment of notes payable	(500,000)	(500,000)
Net proceeds from subordinated borrowings	1,700,000	100,000
Proceeds from issuance of common stock	-	502,000
Fees associated with issuance of common stock	-	(234,000)
Net cash used in provided by financing activities	1,200,000	(132,000)

Net decrease in cash	(2,095,000)	(1,466,000)

Cash balance
Beginning of the period	6,493,000	7,387,000
End of the period	$4,398,000	$5,921,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$578,000	$574,000
Income taxes	$-	$80,000

Supplemental disclosures of noncash financing activities
Preferred stock dividends	$391,000	$265,000

See accompanying notes to unaudited condensed consolidated financial statements

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements as of June 30, 2010 and for the periods ended June 30, 2010 and June 30, 2009 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

The Company assessed the classification of its derivative financial instruments as of June 30, 2010, which consist of common stock purchase warrants, and determined that such derivatives are accounted for in accordance with accounting standards.

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

	Three Months Ended
	June 30,	June 30,
	2010	2009
Numerator:
Net loss	$(2,031,000)	$(868,000)
Preferred stock dividends	(103,000)	(96,000)
Numerator for basic earnings per share-net income (loss) attributable to common stockholders - as reported	(2,134,000)	(964,000)
Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share-net income (loss) attributable to common stockholders - as adjusted	$(2,134,000)	$(964,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	17,276,704	16,930,924
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	17,276,704	16,930,924

Net loss available to common stockholders
Basic and diluted	$(0.12)	$(0.06)

	Nine Months Ended
	June 30,	June 30,
	2010	2009
Numerator:
Net loss	$(3,736,000)	$(3,938,000)
Preferred stock dividends	(391,000)	(265,000)
Numerator for basic earnings per share-net income (loss) attributable to common stockholders - as reported	(4,127,000)	(4,203,000)
Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share-net income (loss) attributable to common stockholders - as adjusted	$(4,127,000)	$(4,203,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	17,209,396	16,635,442
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	17,209,396	16,635,442

Net loss available to common stockholders
Basic and diluted	$(0.24)	$(0.25)

For the three and nine month periods ended June 30, 2010, 12,941,757 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.  For the three and nine month periods ended June 30, 2009, 12,163,057 common share equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the common share equivalents that were excluded from the calculation as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Stock options	3,445,507	3,373,524
Warrants	2,437,250	1,977,973
Assumed conversion of:
Series A Preferred Stock	3,684,000	3,436,560
Notes	3,375,000	3,375,000
Dilutive potential common shares	12,941,757	12,163,057

Stock-Based Compensation

Effective October 1, 2005, the Company adopted ASC Topic 718 accounting for “Share Based Payment.”  This topic addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under Topic 718, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.   During the three months ended June 30, 2010, the Company did not grant any stock options.  During the nine months ended June 20, 2010, the Company granted 340,000 options including 40,000 to outside directors. Options granted by the Company to outside directors vest in full after six months from issuance.  Other options granted to employees typically vest over four years and have a 5-year life and are exercisable at the closing share price on the date of grant.  A charge of approximately $113,000 and $237,000 was recorded for the three months ended June 30, 2010 and 2009, respectively, and a charge of approximately $409,000 and $678,000 was recorded in the nine months ended June 30, 2010 and 2009, respectively, relating to the amortization of the fair value associated with all remaining stock option grants and restricted stock grants.

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

A summary of the stock option activity as of June 30, 2010, and changes during the nine month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2009	5,912,165	$1.55	3.21	$2,500

Granted	340,000	0.70	4.19	-

Terminated and Expired	992,572	1.33	0.18	-

Outstanding at June 30, 2010	5,259,593	$1.54	3.06	$-

Exerciseable at June 30, 2010	3,485,507	$1.54	2.54	$-

As of June 30, 2010, there was approximately $508,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements.  The Company has experienced a historic forfeiture rate of approximately 26% on previously granted stock options and expects that future forfeitures will be consistent with this experience.

A summary of the status of the Company’s nonvested shares as of June 30, 2010, and changes during the nine month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2009	1,916,741	$0.61

Granted	340,000	$0.50

Vested	383,933	$1.94

Expired	58,775	$1.08

Nonvested at June 30, 2010	1,814,033	$0.77

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

The Company maintains cash with major financial institutions.   All interest bearing accounts are insured up to $250,000.  On October 14, 2008 the FDIC announced its temporary Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program. The transaction account guarantee applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. As of July 2010 this unlimited insurance coverage was made permanent.  As a result of this coverage the Company believes it is not presently exposed to any significant credit risks for cash.

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

NOTE 4. CLEARING AGREEMENTS

On February 1, 2010, National Securities Corporation and vFinance Investments, Inc. entered into separate but coterminous clearing agreements with National Financial Services, LLC.  NFS remains our primary clearing firm, and as a result of these agreements, National Securities Corporation’s existing agreement, which was not due to expire until April 2013, has been terminated and is replaced by this new agreement with a termination date of February 1, 2015.  vFinance Investments, Inc. clearing agreement ended on March 14, 2009, but the Company had been operating under that agreement while negotiating this new agreement.  The Company expects these new agreements to have a favorable effect on its clearing costs.  The clearing agreement includes a termination fee if either broker dealer terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Penson, Legent, Fortis and Rosenthal.

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At June 30, 2010 and September 30, 2009, the receivables of $3,126,000 and $4,910,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At June 30, 2010 and September 30, 2009, the amounts payable to broker-dealers and clearing organizations of $373,000 and $299,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 6. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of June 30, 2010:

	Securities	Securities sold, but
	owned	not yet purchased
Corporate stocks	$109,000	$162,000
Corporate bonds	5,000	-
Government obligations	680,000	-
Non-marketable securities	75,000	1,000
	$869,000	$163,000

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of September 30, 2009:

	Securities	Securities sold, but
	owned	not yet purchased
Corporate stocks	$86,000	$4,000
Corporate bonds	3,000	-
Government obligations	542,000	-
Non-marketable securities	60,000	-
	$691,000	$4,000

Fair Value Measurements

Securities owned at Fair Value as of June 30, 2010

Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$109,000	$-	$-	$109,000
Corporate bonds	5,000	-	-	5,000
Government obligations	680,000	-	-	680,000
Non-marketable securities	-	75,000	-	75,000
	$794,000	$75,000	$-	$869,000

Securities owned at Fair Value as of September 30, 2009

Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$86,000	$-	$-	$86,000
Corporate bonds	3,000	-	-	3,000
Government obligations	542,000	-	-	542,000
Non-marketable securities	-	60,000	-	60,000
	$631,000	$60,000	$-	$691,000

Securities sold, but not yet purchased at Fair Value as of June 30, 2010

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$162,000	$-	$-	$162,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Non-marketable securities	-	1,000	-	1,000
	$162,000	$1,000	$-	$163,000

Securities sold, but not yet purchased at Fair Value as of September 30, 2009

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$4,000	$-	$-	$4,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Non-marketable securities	-	-	-	-
	$4,000	$-	$-	$4,000

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

Amortization of the Company’s intangible asset for the three months and nine months ended June 30, 2010 was $155,000 and $465,000, respectively, and amortization of the Company’s intangible asset for the three months and nine months ended June 30, 2009 was $155,000 and $465,000, respectively.

NOTE 8. OTHER ASSETS

Other assets as of June 30, 2010 and September 30, 2009, respectively, consist of the following:

	30-Jun-10	September 30, 2009
Pre-paid expenses	$744,000	$659,000
Deposits	183,000	184,000
Investments in unaffiliated entity	162,000	162,000
Deferred financing costs	82,000	114,000
Other	1,000	13,000
Total	$1,172,000	$1,132,000

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities as of June 30, 2010 and September 30, 2009, respectively, consist of the following:

	June 30, 2010	September 30, 2009
Commissions payable	$4,856,000	$7,745,000
Deferred clearing fee credits	223,000	484,000
Telecommunications vendors payable	97,000	82,000
Legal payable	595,000	663,000
Deferred rent payable	372,000	140,000
Accrued compensation	695,000	757,000
Capital lease liability	491,000	703,000
Other vendors	3,122,000	4,307,000
Total	$10,451,000	$14,881,000

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

During June 2010, the lender agreed to waive certain covenants associated with its prior financings in consideration of the issuance of warrants to purchase an aggregate 500,000 shares of common stock at an exercise price of $0.50 per share.  The warrants expire in June 2015.  In the event the Company does not prepay the notes, the lender is only entitled to exercise 250,000 warrants.

The following table summarizes convertible notes payable at June 30, 2010 and September 30, 2009:

	June 30,	September 30,
	2010	2009
10% convertible notes payable	$6,000,000	$6,000,000
Less: Debt discount	(740,000)	(1,036,000)
	$5,260,000	$4,964,000

The Company incurred interest expense related to its convertible notes of approximately $148,000 and $299,000 for the three and nine months ended June 30, 2010 and June 30, 2009, respectively.

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
During 2009 the Company repaid $500,000 of the notes payable and the other $500,000 was extended to a maturity of June 2010 at a reduced interest rate of 7%.   During June 2010, the lender extended the maturity of the note to March 2011 in consideration of a warrant to purchase 225,000 shares of common stock at an exercise price of $0.50 per share.  The warrant expires in June 2015.

The Company has fully amortized the debt discount associated with these notes and an expense of $41,000 was charged to interest expense in 2009.  Such amortization had been included in “Interest” in previous years, in the accompanying consolidated financial statements.

The following table summarizes notes payable at June 30, 2010 and September 30, 2009:

	June 30,	September 30,
	2010	2009
7% promissory notes payable	$500,000	$500,000
	$500,000	$500,000

This note outstanding on June 30, 2010 matures on March 31, 2011.  This indebtedness is owned by Christopher Dewey, who serves as a member of our Board of Directors.  The Company incurred interest expense related to its note of approximately $9,000 and $17,000 for the three and nine months ended June 30, 2010, respectively, and approximately $12,000 and $24,000 for the three and nine months ended June 30, 2009, respectively.

During June 2010, the lender extended the maturity of the note to March 2011 in consideration of the issuance of a warrant to purchase 225,000 shares of common stock at an exercise price of $0.50 per share.  The warrant expires in June 2015.

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

In June 2009, National Securities was approved by the FINRA to receive a Subordinated loan from Legent for $100,000.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent to clear a portion of the business.  This loan is forgivable after one year and National Securities bringing over a certain number of assets to the Legent clearing platform.  In August 2010, National Securities received formal notification of the forgiveness of this debt.

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

NOTE 13. SUBORDINATED BORROWINGS-Related Parties

In June 2010, the Company generated proceeds of $1.7 million in consideration from issuing notes payable bearing interest at an annual rate of 5%.  The notes mature in July 2010 are unsecured and subordinated to exiting senior indebtedness of the Company.  The Notes were convertible into units of the Company (the “Units”) consisting of (a) a new class of Preferred Stock of the Company convertible into shares of our common stock, $0.02 par value per share (the “Common Stock”) at $0.50 per share and (b) a warrant exercisable at $0.50 for shares of Common Stock equal to 100% of the shares of Common Stock underlying the Preferred Stock issued in a subsequent financing of the Company.

In July 2010, the Company issued a total of 34,617 shares of Series C preferred stock in consideration of the conversion of the principal and accrued interest underlying such subordinated borrowing.  The Series C preferred stock is convertible into 3,416,691 shares of the Company’s common stock.  The Series C preferred stock bears a liquidation preference of approximately $1,731,000 upon liquidation or sale.   In connection with the issuance of the Series C preferred stock, the Company issued warrants to purchase 3,416,692 shares of common stock, with an exercise price of $0.50 per share.  The warrants vested 33 1/3% on the date of grant and continue to vest at a rate of a 33 1/3% per year on the first and second anniversary thereafter.  The warrants expire five years from the date of exercisability.

NOTE 13. COMMITMENTS AND CONTINGENCIES

During the quarter ended June 30, 2010, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The Company’s subsidiaries are defendants in various arbitrations and administrative proceedings, lawsuits and claims together alleging damages of approximately $10,157,000.  Additionally, the Company has been named in four class actions lawsuits which have no specific damages alleged, and the Company is in the process of determining its exposure in these matters.  The Company believes all such claims are substantially without merit and estimates, to the extent that it can, that its aggregate liability from these pending actions is less than $900,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  The Company intends to vigorously defend itself in these actions and arbitrations, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2010 and 2009, is $319,000 and $290,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.  The Company has included in "Professional fees" litigation and FINRA related expenses of $311,000 and $176,000 for the third quarter of fiscal year 2010 and 2009, respectively, and $655,000 and $460,000 for the first nine months of fiscal year 2010 and 2009, respectively.

NOTE 14. DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.  In March 2010, the Company’s Board of Directors declared an in-kind dividend in the aggregate of 3,093 shares of Series A preferred stock, in payment of approximately $387,000 of dividends accrued through March 31, 2010.  At June 30, 2010, the accumulated dividend on the Company’s 46,050 issued and outstanding shares of Series A preferred stock was $103,000.

NOTE 15. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At June 30, 2010, National Securities had net capital of approximately $570,000 which exceeded its requirement by approximately $320,000.

In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At June 30, 2010, vFinance Investments had net capital of approximately $1,332,000 which was approximately $332,000 over the minimum required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 360%.  At June 30, 2010, EquityStation had net capital of approximately $281,000 which was approximately $181,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 207%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 16. SUBSEQUENT EVENTS

In June 2010, the Company received gross proceeds of $1.7 million in consideration from issuing notes payable bearing interest at an annual rate of 5% to eight accredited investors.  The notes mature in July 2010 are unsecured and subordinated to exiting senior indebtedness of the Company.  The Notes were convertible into units of the Company (the “Units”) consisting of (a) a newly created class of Series C preferred stock of the Company convertible into shares of our common stock, $0.02 par value per share at $0.50 per share and (b) a warrant exercisable at $0.50 for shares of common stock equal to 100% of the shares of Common Stock underlying the Preferred Stock issued in a subsequent financing of the Company

In July 2010, the Company issued a total of 34,617 shares of Series C preferred stock in consideration of the conversion of the principal and accrued interest of such subordinated borrowing.  The Series C preferred stock is convertible into 3,416,691 shares of the Company’s common stock.  The Preferred C stock bears a liquidation preference of approximately $1,731,000 upon liquidation or sale.   In connection with the issuance of the Series C preferred stock, the company issued warrants to purchase 3,416,692 shares of common stock, with an exercise price of $0.50 per share.  The warrants vested 33 1/3% on the date of grant and continue to vest at a rate of a 33 1/3 % per year on the first and second anniversary thereafter.  The warrants expire five years from the date of exercisability.

On June 21, 2010, vFinance Investments Holdings, Inc., a subsidiary of the Company, completed a sale of a minority equity interest in EquityStation, pursuant to the terms of a Share Purchase Agreement, dated July 21, 2010, by and among vFinance Investments Holdings, Inc, Equity Station, Inc and Osage, LLC, an Osage Nation limited liability company (“Osage”).  Pursuant to the Purchase Agreement, vFinance Investments Holdings, Inc. sold 249 shares of its EquityStation common stock to Osage, equal to 24.9% of the issued and outstanding Common Stock of EquityStation, at an aggregate purchase price of $800,000.  A 12-month option was also granted to Osage to purchase an additional 301 shares of EquityStation Common Stock for the lesser of (i) $1,700,000 or (ii) such other amount as may be agreed to between the parties, subject to certain adjustments.  In the event that the Option is exercised, Osage would own 55% of EquityStation.

Pursuant to the terms of the Purchase Agreement, each of EquityStation, vFinance Investments Holdings, Inc. and Osage have a right of first refusal in the event either vFinance Investments Holdings, Inc. or Osage seek to transfer their shares of EquityStation Common Stock.  In addition, vFinance Investments Holdings and Osage have co-sale rights in the event that all of the Offered Shares are not purchased by EquityStation or the non-transferring holder and have been granted piggy-back registration rights in the event EquityStation Common Stock becomes registered under the Securities Act of 1933, as amended.  EquityStation has agreed to elect one designee of Osage to its Board of Directors

The Series C Preferred Shares and the warrants issued in connection with the financing consummated in July 2010 contain certain price protection anti-dilution provisions in the event the Company issues shares at an effective price per share lower than $0.50.   Such provisions expire on March 31,2011 and exempts transactions in which the Company issues share pursuant to, among other things, a merger, equity based compensation to employees and contractors, conversion or exercise of existing convertible securities, and equipment financing with financial institutions.

The Company may recognize a derivative liability in its future financial statements triggered by the anti-dilution price protection provisions in its future quarterly reports, until such obligation is satisfied.

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

As of June 30, 2010, we had approximately 922 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 116 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 70% - 90%.

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

Business Environment in the Third Fiscal Quarter of 2010

The financial markets remained volatile during the third quarter of our fiscal year, as US economic critical data indicated a less than robust economic recovery, together with uncertainties with certain European sovereign debt, such as Greece, Spain and Portugal.   While merger and acquisitions markets have begun to rebound, the extent and timing of a significant rise in transactions is uncertain.

Instability in the financial markets remain due to uncertainties related to bank regulation, the Federal Reserve’s plans to end its various economic stimulus programs and risks of inflation which may lead to higher interest rates. The potential tightening of credit and proposed reforms to regulation of banks and other financial institutions will have an unknown impact on the markets.

The results of our operations during the third quarter of 2010 were impacted from the uncertainties in the financial markets. As these results are highly dependent on the environment in which our businesses operate, our quarterly results may not necessarily be indicative of what may be recognized in the future.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The Company’s third quarter of fiscal year 2010 resulted in a decrease in revenues, with a slightly lesser decrease in expenses compared to the same period last year.  As a result, the Company reported a net loss of $2,031,000 compared with a net loss of $3,736,000 for the third quarters of fiscal years 2010 and 2009, respectively.

	Three Months Ended
	June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$19,759,000	$22,337,000	$(2,578,000)	-12%
Net dealer inventory gains	3,336,000	5,077,000	(1,741,000)	-34%
Investment banking	1,056,000	896,000	160,000	18%
Interest and dividends	746,000	252,000	494,000	196%
Transfer fees and clearance services	1,912,000	2,726,000	(814,000)	-30%
Other	1,673,000	1,121,000	552,000	49%
	$28,482,000	$32,409,000	$(3,927,000)	-12%

Total revenues decreased $3,927,000, or 12%, in the third quarter of fiscal year 2010 to $28,482,000 from $32,409,000 in the third quarter of fiscal year 2009.  The decrease in revenues is primarily due to less favorable market conditions in retail brokerage and trading activity.  Commission revenue decreased $2,578,000, or 12%, to $19,759,000 from $22,337,000 during the third quarter of fiscal year 2010 compared with the same period in fiscal year 2009, which is attributable to generally less favorable market conditions.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $1,741,000, or 34%, to $3,336,000 from $5,077,000 during the third quarter of fiscal year 2010 compared with the same period in fiscal year 2009.  The decrease is primarily due to less favorable trading conditions affecting nearly all trading activities in the quarter ended June 30, 2010 as compared to the same quarter in 2009.

Investment banking revenue increased $160,000, or 18% to $1,056,000 from $896,000 during the third quarter of 2010 compared to the same period in fiscal year 2009.  This increase was attributable to generally better market conditions for investment banking activity resulting in greater success, advisory and consulting fees for services provided during the quarter.  Interest and dividend income increased by $494,000 or 196%, to $746,000 from $252,000 in the third quarter of fiscal year 2010 compared with the same period in fiscal year 2009.  The increase in interest income is attributable to somewhat higher customer margin account balances and higher customer free cash balances during the quarter as well as more favorable credit terms from our primary clearing firm.  Transfer fees decreased $814,000 or 30%, to $1,912,000 in the third quarter of fiscal year 2010 from $2,726,000 in the third quarter of fiscal year 2009.  The decrease is due primarily to lower total transactional volume quarter over quarter related to retail brokerage revenue.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $552,000, or 49%, to $1,673,000 from $1,121,000 during the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009.  The increase is due primarily to slightly higher assets under management.

In comparison with the 12% decrease in total revenues, total expenses decreased 8%, or $2,764,000 to $30,513,000 for the third quarter of fiscal year 2010 compared to $33,277,000 in the third quarter of fiscal year 2009.  This decrease was primarily driven by the decrease in revenues causing a corresponding decrease in commissions.

	Three Months Ended
	June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$22,451,000	$26,061,000	$(3,610,000)	-14%
Employee compensation	2,923,000	2,985,000	(62,000)	-2%
Clearing fees	576,000	402,000	174,000	43%
Communications	1,023,000	1,244,000	(221,000)	-18%
Occupancy and equipment costs	1,191,000	954,000	237,000	25%
Professional fees	763,000	548,000	215,000	39%
Interest	459,000	292,000	167,000	57%
Taxes, licenses and registration	443,000	414,000	29,000	7%
Other administrative expenses	684,000	377,000	307,000	81%
	$30,513,000	$33,277,000	$(2,764,000)	-8%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $3,610,000, or 14%, to $22,451,000 in the third quarter of fiscal year 2010 from $26,061,000 in the third quarter of fiscal year 2009.  The decrease is primarily attributable to a decrease in the related commission revenues.  Commission expense also includes the amortization of advances to registered representatives of $187,000 and $391,000 for the third quarter of fiscal years 2010 and 2009, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense decreased $62,000, or 2%, to $2,923,000 in the third quarter of fiscal year 2010 from $2,985,000 in the third quarter of fiscal year 2009.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $113,000 and $237,000 in the third quarter of fiscal years 2010 and 2009, respectively.  Combined commission and employee compensation expense, as a percentage of revenue, increased to 89% from 87% in the third quarter of fiscal year 2010 and 2009, respectively.

Clearing fees increased $174,000 or 43%, to $576,000 in the third quarter of fiscal year 2010 from $402,000 in the third quarter of fiscal year 2009.  The increase in clearing fees is due to a slightly higher average cost per transaction due to product mix, and the decrease in total transactional revenue.

Communication expenses decreased $221,000 or 18%, to $1,023,000 from $1,244,000 in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009.  The decrease is due to the Company beginning to reduce some of its older communications services now that newer, faster and more stable services have been implemented as a result of the merger.  Occupancy costs increased $237,000, or 25%, to $1,191,000 from $954,000 in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 due to the write off of a deferred rental expense as a result of the cancellation of an office lease in 2009 by the Company.

Professional fees increased $215,000, or 39%, to $763,000 from $548,000 in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009.  The increase in professional fees is primarily a result of higher legal costs associated with the defense of arbitrations in fiscal year 2010 that were not incurred in the third quarter of fiscal year 2009.

Interest expense increased $167,000, or 7%, to $459,000 from $292,000 in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009.  The increase in interest expense is attributable to the fair value of warrants issued in June 2010 to two lenders in consideration of waiving certain covenants and extending the terms of a note.   Included in interest expense is the amortization of deferred financing costs of $11,000 and $13,000 the third quarter of fiscal years 2010 and 2009, respectively.  Taxes, licenses and registration increased $29,000, or 7%, to $443,000 from $414,000 in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009.  The increase in taxes, licenses and registration is due to a general increase in fees paid to regulators and other governmental agencies.  Other administrative expenses increased $307,000 or 81% to $684,000 from $377,000 in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009. The increase is due to primarily to the addition of new email, email compliance, and continuing education programs to ensure the Company remains in compliance with rules and regulations.

The Company reported a net loss of $2,031,000 in the third quarter of fiscal year 2010 compared to a net loss of $868,000 in the third quarter of fiscal year 2009.  The net loss attributable to common stockholders in the third quarter of fiscal year 2010 was $2,134,000, or $0.12 per common share, as compared to a net loss attributable to common stockholders in the third quarter of fiscal year 2009 of $964,000, or $.06 per common share.  The net loss attributable to common stockholders for the third quarter of fiscal year 2010 and 2009 reflects $103,000 and $96,000, respectively of cumulative preferred stock dividends on the Company’s preferred stock.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

The Company’s first nine months of fiscal year 2010 resulted in an increase in revenues, with a lower increase in expenses compared to the same period last year.  As a result, the Company reported a net loss of $3,736,000 compared with a net loss of $3,938,000 for the first nine months of fiscal years 2010 and 2009, respectively.

	Nine Months Ended
	June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$57,346,000	$53,168,000	$4,178,000	8%
Net dealer inventory gains	11,199,000	16,157,000	(4,958,000)	-31%
Investment banking	4,095,000	2,046,000	2,049,000	100%
Interest and dividends	1,856,000	1,285,000	571,000	44%
Transfer fees and clearance services	6,672,000	6,997,000	(325,000)	-5%
Other	4,534,000	3,783,000	751,000	20%
	$85,702,000	$83,436,000	$2,266,000	3%

Total revenues increased $2,266,000, or 3%, in the first nine months of fiscal year 2010 to $85,702,000 from $83,436,000 in the first nine months of fiscal year 2010.  The increase in revenues is primarily due to slightly more favorable market conditions in the first nine months of the year over all with an emphasis on retail brokerage and investment banking offset by a decrease in trading revenue.  Commission revenue increased $4,178,000, or 8%, to $57,346,000 from $53,168,000 during the first nine months of fiscal year 2010 compared with the same period in fiscal year 2009, which is attributable to generally more favorable market conditions for the nine months ended.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $4,958,000, or 31%, to $11,199,000 from $16,157,000 during the first nine months of fiscal year 2010 compared with the same period in fiscal year 2009.  The decrease is primarily due to less favorable trading conditions affecting nearly all products within our trading activities in the third quarter of fiscal year 2010 as compared to the same quarters in 2009.

Investment banking revenue increased $2,049,000, or 100% to $4,095,000 from $2,046,000 during the first nine months of 2010 compared to the same period in fiscal year 2009.  This increase was attributable to substantially better market conditions for investment banking activity resulting in greater success, advisory and consulting fees for services provided during the nine month period.  Interest and dividend income increased by $571,000 or 44%, to $ 1,856,000 from $1,285,000 in the first nine months of fiscal year 2010 compared with the same period in fiscal year 2009.  The increase in interest income is attributable to somewhat higher customer margin account balances and higher customer free cash balances as well as more favorable credit terms from our primary clearing firm.  Transfer fees decreased $325,000 or 5%, to $6,672,000 in the first nine months of fiscal year 2010 from $9,997,000 in the first nine months of fiscal year 2009.  The increase is due primarily to slightly lower transaction volume for the nine month period.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $751,000, or 20%, to $4,534,000 from $3,783,000 during the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009.  The increase is due primarily to slightly higher assets under management.

In comparison with the 3% increase in total revenues, total expenses only increased by $2,064,000 or 2% to $89,438,000 for the first nine months of fiscal year 2010 compared to $87,374,000 in the first nine months of fiscal year 2009.  This increase was primarily driven by the increase in revenues causing a corresponding increase in commissions, along with higher taxes, license and registration fees and other administrative expenses, offset by a reduction in clearing fees.

	Nine Months Ended
	June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$66,067,000	$64,526,000	$1,541,000	2%
Employee compensation	9,063,000	9,029,000	34,000	0%
Clearing fees	982,000	1,371,000	(389,000)	-28%
Communications	3,025,000	3,137,000	(112,000)	-4%
Occupancy and equipment costs	3,859,000	3,786,000	73,000	2%
Professional fees	2,129,000	1,917,000	212,000	11%
Interest	1,056,000	925,000	131,000	14%
Taxes, licenses and registration	1,306,000	1,016,000	290,000	29%
Other administrative expenses	1,951,000	1,667,000	284,000	17%
	$89,438,000	$87,374,000	$2,064,000	2%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $1,541,000, or 2%, to $66,067,000 in the first nine months of fiscal year 2010 from $64,526,000 in the first nine months of fiscal year 2009.  The increase is primarily attributable to an increase in the related commission revenues and a slightly higher average payout percentage due to product mix.  Commission expense also includes the amortization of advances to registered representatives of $1,106,000 and $1,158,000 for the first nine months of fiscal years 2010 and 2009, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense increased $34,000, or less than 1%, to $9,063,000 in the first nine months of fiscal year 2010 from $9,029,000 in the first nine months of fiscal year 2009.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $409,000 and $678,000 in the first nine months of fiscal years 2010 and 2009, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue amounted to 88% and 87% in the first nine months of fiscal year 2010 and 2009, respectively.

Clearing fees decreased $389,000 or 28%, to $982,000 in the first nine months of fiscal year 2010 from $1,371,000 in the first nine months of fiscal year 2009.  The decrease in clearing fees is primarily due to the write off of a deferred revenue item caused by the termination of National’s clearing agreement with NFS resulting in a reduction of clearing costs of $456,000.

Communication expenses decreased $112,000 or 4%, to $3,025,000 from $3,137,000 in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009.  The increase is due to the Company applying much of its IT infrastructure design across all of its locations due to the merger.  Occupancy costs increased $73,000, or 2%, to $3,859,000 from $3,786,000 in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009.

Professional fees increased $212,000 or 11%, to $2,129,000 from $1,917,000 in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009.  The increase in professional fees is primarily a result of higher legal costs associated with the defense of arbitrations in fiscal year 2010 that were not incurred in the nine months ended June 2009.

Interest expense increased $131,000, or14%, to $1,056,000 from $925,000 in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009.  The increase in interest expense is attributable to the fair value of warrants issued in June 2010 to two lenders in consideration of waiving certain covenants and extending the term of a note offset by the Company renegotiating a lower interest on its note with Christopher Dewey from an interest rate of 10% to 7%.   Included in interest expense is the amortization of deferred financing costs of $22,000 and $41,000 for the first nine months of fiscal years 2010 and 2009, respectively.  Taxes, licenses and registration increased $290,000, or 29%, to $1,306,000 from $1,016,000 in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009.  The increase in taxes, licenses and registration is due to a general increase in fees paid to regulators and other governmental agencies.  Other administrative expenses increased $284,000 or 17% to $1,951,000 from $1,667,000 in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 partly due to the Company paying a $100,000 judgment for a 2004 Securities and Exchange Commission matter that was closed in June 2010

The Company reported a net loss of $3,736,000 in the first nine months of fiscal year 2010 compared to a net loss of $3,938,000 in the first nine months of fiscal year 2009.  The net loss attributable to common stockholders in the first nine months of fiscal year 2010 was $4,127,000, or $0.24 per common share, as compared to a net loss attributable to common stockholders in the first nine months of fiscal year 2009 of $4,203,000, or $.25 per common share.  The net loss attributable to common stockholders for the first nine months of fiscal year 2010 and 2009 reflects $391,000 and $265,000, respectively of cumulative preferred stock dividends on the Company’s preferred stock.

NON-G.A.A.P. INFORMATION

Management considers EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods.  Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis.  We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions.  We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three and nine months ended June 30, 2010, EBITDA, as adjusted, was $(881,000) and $(8,000), respectively.  For the three and nine months ended June 30, 2009, EBITDA, as adjusted, was $431,000 and ($21,000), respectively.This decline in EBITDA, as adjusted of $1,312,000 in the three months ended June 30, 2010 over the three months ended June 30, 2009 resulted from a slightly higher average cost of commission expense paid out to brokers due to product mix as well as higher occupancy costs, professional fees, taxes, license and registration fees and other administrative expenses.   EBITDA, as adjusted for the nine months ended June 30, 2010 over the nine months ended June 30 2009 improved by $13,000.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss), as reported	$(2,031,000)	$(868,000)	$(3,736,000)	$(3,938,000)
Interest expense	459,000	291,000	1,056,000	926,000
Taxes	47,000	29,000	132,000	106,000
Depreciation	182,000	189,000	539,000	551,000
Amortization	162,000	162,000	487,000	466,000
EBITDA	(1,181,000)	(197,000)	(1,522,000)	(1,889,000)
Non-cash compensation expense	113,000	237,000	409,000	710,000
Amortization of forgivable loans	187,000	391,000	1,105,000	1,158,000
EBITDA, as adjusted	$(881,000)	$431,000	$(8,000)	$(21,000)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric the Company uses in evaluating its business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended.

Liquidity and Capital Resources

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At June 30, 2010, National Securities’ net capital exceeded the requirement by $320,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and at June 30, 2010, vFinance Investments’ net capital exceeded the requirement by $332,000.  EquityStation is required to maintain $100,000 and at June 30, 2010, EquityStations’ net capital exceeded the requirement by $181,000.

Advances, dividend payments and other equity withdrawals from the Company’s subsidiaries are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.  During the quarter and nine months ended June 30, 2010 the Company did not have any equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers.  The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.  The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet its commitments.

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

Cash used in operating activities for the first nine months of fiscal year 2010 amounted to $2,954,000, which was primarily due to our net loss of $3,736,000, reduced by non cash adjustments of $1,005,000 in depreciation and amortization, $1,186,000 reduction of loans to registered representatives, $409,000 in stock compensation expense, $796,000 in amortization of note discount, a decrease in receivables from our clearing firms of $1,784,000 offset by an increase in our securities owned; marketable at fair value of $207,000,  a decrease in accounts payable and accrued expenses of $4,429,000and an increase in other receivables of $156,000 further contributed to the reduction in cash used in operations.

Cash used in investing activities for the first nine months of fiscal year 2010 amounted to $341,000, which was due to the need to purchase fixed assets under mostly capital leases.  The majority of these capital purchases were for the ongoing upgrade of technology in our Downtown Manhattan office.

Cash provided by financing activities for the first nine months of fiscal year 2010 amounted to $1,200,000 resulting from the issuance of subordinated borrowings to certain investors and existing board members offset by a repayment of note payable of $500,000.

Cash used in operations for the nine months ended June 30, 2009 was $736,000 which was primarily due to our net loss of $3,938,000, reduced by non cash adjustments of $1,017,000 in depreciation and amortization and $678,000 in stock compensation expense.  An increase in receivables from our clearing firms of $651,000, an increase in other receivables of $333,000, and a decrease of the payable to broker dealers and clearing organizations of $451,000 further decreased cash but was offset by an increase in accounts payable and accrued expenses of $1,022,000, a decrease in advances to brokers of $934,000 and a decrease in long securities owned at market value of $541,000.

Cash used in investing activities  for the first nine months of 2009 amounted to $598,000, which was primarily due to the need to purchase fixed assets under mostly capital leases due to the move of our vFinance Boca Raton data center into a co-location in Miami, Florida and the move of our Boca Raton office to a new location.

Cash used in financing activities amounted to $132,000 due in part to the repayment of indebtedness to certain principal stockholders of $500,000 but was partially offset by a private placement of our securities (net of costs) and securing a subordinated loan which brought in about $368,000

OFF-BALANCE SHEET ARRANGEMENTS

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

The following table shows the quoted market values of marketable securities owned ("long") by the Company, securities sold but not yet purchased ("short") the Company, and net positions as of June 30, 2010:
	Long	Short	Net
Corporate stocks	$109,000	$162,000	$(53,000)
Corporate bonds	5,000	-	5,000
Government obligations	680,000	-	680,000
Non-marketable securities	75,000	1,000	74,000
	$869,000	$163,000	$706,000

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

Based on the evaluation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective in light of the identification of a material weakness in the Company’s internal controls over financial reporting as discussed and reported in the Company’s Form 8-K filed June 10, 2010

Changes in internal controls.

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

We have taken steps to remediate the weaknesses in our internal control discovered as a result of our accounting review which led to the correction of certain errors and believe that such weaknesses in internal control for the quarterly periods as of June 30, 2009 have been fully remediated.  We are in the process of hiring a third-party consultant who specializes in compliance with SOX and FINRA Net Capital requirements to ensure that controls and procedures are in place.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In early 2009, Vincent Falco commenced a FINRA arbitration against National Securities and two of its representatives.  Claimant alleged that National Securities and the registered representatives purchased unsuitable securities, failed to follow instructions regarding the use of margin, made misrepresentations of material fact and/or omitted material facts in connection with the purchase of securities, managed the account negligently, breached their contract with Mr. Falco, breached fiduciaries duties owed to him, and violated FINRA Conduct Rules.  Claimant further alleged that National Securities negligently supervised the account.  Claimant sought compensatory damages from all respondents in the amount of $3,000,000, punitive damages of $9,000,000, plus disgorgement of fees, attorneys’ fees, forum fees, costs and interest, all in undisclosed amounts.  The Company and Mr. Falco entered into a settlement agreement in February 2010 under which Mr. Falco was to receive $900,000 plus the issuance of 125,000 shares of the Company’s restricted common stock.  The Company’s insurer paid the $900,000 to Mr. Falco, the Company issued the shares, and the case was dismissed with prejudice.

In April 2010, Triage Partners, LLC, (“Triage”) a preferred stockholder of the Company and an affiliate of Steven B. Sands and Martin S. Sands, former Co-Chairmen and directors of the Company, filed an action in the Supreme Court of the New York, New York County, Index # 601114/10, for a declaratory judgment.  Triage seeks a declaration that the Company’s 2008 merger with vFinance, Inc. was a Liquidity Event as defined in the Company’s Certificate of Designations, Rights and Preferences of its Series A Preferred Stock, and payment in the amount of $1,070,700, plus accumulated dividends as of July 1, 2008, plus interest, allowable costs and other damages. The Company moved to dismiss this claim, and briefing on this motion continues.  The Company intends to defend itself vigorously in this action and believes that the eventual outcome of this matter will not have a materially adverse effect on the Company.  However, the ultimate outcome of this matter cannot be determined at this time.

Other than those events described above, during the quarter ended June 30, 2010, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to Note 13 herein, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ITEM 1A.  RISK FACTORS

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) into law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action.  While the full effects of the Dodd-Frank Act on the Company cannot yet be determined, this legislation is generally perceived as negatively impacting the financial services industry. The Dodd-Frank Act may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect the business of the Company, perhaps materially.

Other than stated above, there are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITYSECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.9	Form of Convertible Note.
10.38	Note Purchase Agreement, dated as of June 4, 2010, by and among the Company and the Investors signatory thereto.
10.39	Right of First Refusal Agreement, dated as of June 7, 2010, by and between the Company and Frank Plimpton.
10.40	Amendment No. 4 to Forbearance and Warrant Modification Agreement, dated as of June 4, 2010, by and between the Company and Christopher C. Dewey.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

August 16, 2010	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer

August 16, 2010	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer