Form 10-K
period 2010-09-30
NATIONAL HOLDINGS CORP
filed 2010-12-29
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2010
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

As of March 31, 2010, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $0.55 per share for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $5,951,865 (calculated by excluding shares owned beneficially by directors, officers and 10% shareholders). As of December 23, 2010 there were 19,359,204 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the Company’s Annual Meeting of Shareholders to be held on or about March 17, 2011 (the “Company’s 2011 Proxy Statement”) are incorporated by reference into Part III hereof.

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

Item 1. BUSINESS

General

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, is a financial services organization, operating primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities” or “NSC”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”) (collectively, the “Broker Dealer Subsidiaries”). The Broker Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.

Through its Broker Dealer Subsidiaries, the Company (1) offers full service retail brokerage to approximately 46,000 retail, high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 4,100 micro and small cap stocks and provides liquidity in the United States Treasury marketplace. The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

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

On June 21, 2010, vFinance Investments Holdings, Inc., a subsidiary of the Company, completed a sale of a minority equity interest in EquityStation, pursuant to the terms of a Share Purchase Agreement, dated July 21, 2010, by and among vFinance Investments Holdings, Inc., Equity Station, Inc. and Osage, LLC, an Osage Nation limited liability company (“Osage”). Pursuant to the Purchase Agreement, vFinance Investments Holdings, Inc. sold 249 shares of its EquityStation common stock to Osage, equal to 24.9% of the issued and outstanding Common Stock of EquityStation, at an aggregate purchase price of $800,000. A 12-month option was also granted to Osage to purchase an additional 301 shares of EquityStation Common Stock for the lesser of (i) $1,700,000 or (ii) such other amount as may be agreed to between the parties, subject to certain adjustments. In the event that the option is exercised, Osage would own 55% of EquityStation.

Pursuant to the terms of the Purchase Agreement, each of EquityStation, vFinance Investments Holdings, Inc. and Osage have a right of first refusal in the event either vFinance Investments Holdings, Inc. or Osage seek to transfer their shares of EquityStation Common Stock. In addition, vFinance Investments Holdings and Osage have co-sale rights in the event that all of the offered shares are not purchased by EquityStation or the non-transferring holder and have been granted piggy-back registration rights in the event EquityStation Common Stock becomes registered under the Securities Act of 1933, as amended. EquityStation has agreed to elect one designee of Osage to its Board of Directors.

Clearing Relationships

The Broker Dealer Subsidiaries have clearing arrangements with National Financial Services LLC (“NFS”), Penson Financial Services, Inc. (“Penson”), Legent Clearing LLC (“Legent”), ICBC (Formerly known as Fortis Securities, LLC (“ICBC”) and Rosenthal Collins Group, LLC. (“Rosenthal”). We believe that the overall effect of our clearing relationships has been beneficial to our cost structure, liquidity and capital resources.

Financial Information about Industry Segments

The Company realized approximately 85% of its total revenues in fiscal year 2010 from brokerage services, principal and agency transactions, and investment banking. During fiscal year 2010, brokerage services that consist of retail brokerage commissions represent 62% of total revenues, principal and agency transactions that consist of net dealer inventory gains represent 21% of total revenues, and investment banking, that consist of corporate finance commissions and fees, represent 2% of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our goal is to meet the needs of our investment executives and their clients. To foster individual service, flexibility and efficiency and to reduce fixed costs, our investment executives primarily act as independent contractors responsible for providing their own office facilities, sales assistants, telephone and quote service, supplies and other items of overhead. Investment executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to supervisory procedures. In addition, investment executives have direct access to research materials, management, traders, and all levels of support personnel.

The brokerage services provided by our investment executives include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2010, stocks and options represented approximately 69% of our business, bonds represented approximately 12% of our business, and mutual funds and annuities and insurance made up approximately 19% of our business. The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

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

We generally act as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which we do not make a market, and charge commissions based on the services we provide to our customers. In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. We may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. We believe our mark-ups, mark-downs and commissions are competitive based on the services we provide to our customers. In each instance the commission charges, mark-ups or mark-downs, are to be in compliance with guidelines established by FINRA. In order to increase revenues generated from these activities, we continuously seek to hire additional registered representatives and work with our current registered representatives to increase their productivity.

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

As of September 30, 2010, we had a total of 917 associates of which 170 were employees and 747 were independent contractors. Of these approximately 690 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining our obligations for federal and state withholding, unemployment and social security taxes. Our independent contractor arrangements conform to accepted industry practice, and therefore, we do not believe there is a material risk of an adverse determination from the tax authorities that would have a significant effect on our ability to recruit and retain investment executives or on our current operations and financial results of operations. No employees are covered by collective bargaining agreements and we believe our relations are good with both our employees and independent contractors.

Our business plan includes the growth of our retail and institutional brokerage business, while recognizing the volatility of the financial markets. In response to historical market fluctuations, we have periodically adjusted certain business activities, including proprietary trading and market-making trading. We believe that consolidation within the industry is inevitable. Concerns attributable to the volatile market and increased competition are resulting in a number of acquisition opportunities being introduced to us. We are focused on maximizing the profitability of our existing operations while we continue to seek selective strategic acquisitions.

Periodic reviews of controls are conducted and administrative and operations personnel meet frequently with management to review operating conditions. Compliance and operations personnel monitor compliance with applicable laws, rules and regulations.

Principal and Agency Transactions

We buy and maintain inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to our customers. We may also maintain inventories in corporate, government and municipal debt securities for sale to customers. The level of our market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets. As of September 30, 2010, we made markets in over 4,100 micro and small-cap stocks. We anticipate that we will continue market-making trading activity in the future, which may include companies for which we managed or co-managed a public offering.

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

Institutional Services

A critical element of our business strategy is to identify institutional quality investments that offer above market returns. We support that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance. Hedge funds represent the fastest growing segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. We offer fund managers access to advanced direct market access trading platforms, investment opportunities and independent research products. Additionally, we offer fund managers the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions. We have a mutually beneficial relationship with our Investment Banking Division ("IBD") as fund managers looking for investment opportunities fund IBD's corporate clients and having relationships with fund managers creates opportunities to increase the number and quality of IBD clients.

As of September 30, 2010, we employed or had contractual relationships with approximately 10 individuals providing institutional services, approximately 6 of whom provide hedge fund related services. We service approximately 200 institutional customers, of which approximately 85 are hedge funds. For the fiscal year ended September 30, 2010, hedge fund related services accounted for approximately $5 million in revenue.

Internet Strategy

Our www.vfinance.com website is available to an audience of entrepreneurs, corporate executives and private and institutional investors in approximately 100 countries. The website provides sales leads to our brokerage and institutional services divisions, giving visitors convenient access to a variety of financial services, proprietary business development tools, searchable databases and daily news. The website features our database of venture capital firms and angel investors accessible with vSearch, a proprietary web-based data mining tool that allows entrepreneurs to search potential funding sources by different criteria, including geography, amount of funds required, industry, stage of corporate development or keyword. Much of the information on the website is provided free of charge, however, we charge nominal fees for the use of proprietary search engines and premium services such as our business planning services.

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our Broker Dealer Subsidiaries do not hold any funds or securities for customers. Instead, they use the services of clearing agents on a fully-disclosed basis. These clearing agents process all securities transactions and maintain customer accounts. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $250,000. In addition to SIPC protection, National Financial Services LLC provides brokerage accounts additional “excess of SIPC” coverage from Lloyd’s of London, together with other insurers. The “excess of SIPC” coverage would only be used when SIPC coverage is exhausted. Like SIPC protection, “excess of SIPC” protection does not cover investment losses in customer accounts due to market fluctuation. It also does not cover other claims for losses incurred while broker-dealers remain in business. Total aggregate “excess of SIPC” coverage available through National Financial Services LLC’s “excess of SIPC” policy is $1 billion. Within National Financial Services LLC’s “excess of SIPC” coverage, there is no per account dollar limit on coverage of securities, but there is a per account limit of $1.9 million on coverage of cash. This is the maximum “excess of SIPC” protection currently available in the brokerage industry.

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

Government Regulation and Supervision

The securities industry and our investment advisor and Broker Dealer Subsidiaries businesses are subject to extensive regulation by the SEC, FINRA, NFA and state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. All of our Broker Dealer Subsidiaries are registered broker-dealers with the SEC and members of FINRA. They are licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

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

National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital. At September 30, 2010, National Securities had net capital of approximately $617,000 which was approximately $367,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000. In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2010, vFinance Investments had net capital of approximately $1,515,000, which was approximately $515,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 333.9%. At September 30, 2010, EquityStation had net capital of approximately $272,000, which was approximately $172,000 in excess of its required net capital of $100,000, and its percentage of aggregate indebtedness to net capital was 185.5%. Each of the Broker Dealer Subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the FINRA Conduct Rules require our Broker Dealer subsidiaries to supervise the activities of their investment executives. As part of providing such supervision, our broker dealers subsidiaries maintain Written Supervisory Procedures. Compliance personnel and outside auditors conduct inspections of branch offices periodically to review compliance with the Company's procedures. A registered principal provides onsite supervision at each of the Broker Dealer subsidiaries' larger offices. The other offices (averaging two investment executives per office) are not required by FINRA rules to have a registered principal on site and are therefore supervised by registered principals off site. Designated principals review customer trades to ensure compliance with FINRA Conduct Rules including mark-up guidelines.

The Frank-Dodd Act of 2010 establishes new and enhanced compensation and corporate governance oversight for the financial services industry, provides a specific framework for payment, clearing and settlement regulation, and empowers the S.E.C. to adopt regulations requiring new fiduciary duties and other more stringent regulation of broker dealers, investment companies and investment advisors. Our existing policies and procedures already provided for much of the Frank-Dodd Act new requirements.

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

Employees

As of September 30, 2010, we employed the following personnel:

	Salaried	Independent
Position	Employees	Contractors	Total
Officers	13	0	13
Administration	83	159	242
Brokers	41	585	626
Traders	24	2	26
Investment Bankers	9	1	10
Totals	170	747	917

None of our personnel are covered by a collective bargaining agreement.  We consider our relationships with our employees to be good. Any future increase in the number of employees will depend upon the growth of our business.  Our registered representatives are required to take examinations administered by FINRA and state authorities in order to qualify to transact business and are required to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations, our Subsidiaries' supervisory procedures and not to solicit other employees or brokers in the event of termination.

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

We reported losses of approximately $6.6 million and $6.4 million in fiscal years 2010 and 2009, respectively. Our losses were primarily attributable to the volatile market conditions in fiscal year 2010 and the generally slow recovery in customer activity volume due to significant investor losses in 2009. The market slowdowns and reduced trading activity and volatility, contributed as well. There is no assurance that we will be profitable in the future. If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations.

We may require additional financing.

In order for us to have the opportunity for future success and profitability, we periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.). We have actively pursued a variety of funding sources, and have consummated certain transactions in order to address our Subsidiaries' capital requirements. We may need to seek to raise additional capital through other available sources, including borrowing additional funds from third parties and there can be no assurance that we will be successful in such pursuits. Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders. Accordingly, if we are unable to generate adequate cash from its operations, and if we are unable to find sources of funding, such an event would have an adverse impact on our liquidity and operations.

If we are unable to pay our outstanding debt obligations when due, our operations may be materially adversely affected.

At September 30, 2010, we had total indebtedness of $6,645,000, of which $750,000 is subordinated debt and $500,000 is a nonconvertible note maturing in May 2011. We cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse effect on our operations.

We are exposed to risks due to investment banking activities.

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

We depend on the continued services of our management team, particularly Mr. Goldwasser, our Chairman and Chief Executive Officer and Mr. Sokolow, our Vice Chairman and President, as well as our ability to hire additional members of management, and to retain and motivate other officers and key employees. We may not be able to find an appropriate replacement for Messrs. Goldwasser or Sokolow or any other executive officer if the need should arise. We are currently required to maintain a $6,000,000 life insurance policy on Mr. Goldwasser pursuant to the 2008 financings transactions with St. Cloud Capital Partners II, L.P. (“St. Cloud”) which occurred prior to the acquisition of vFinance. Due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel could become subject to suspensions or other limitations on the scope of their services to the Company from time to time. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products.

Our Broker Dealer Subsidiaries are subject to various risks associated with the securities industry.

As securities broker-dealers, our Broker Dealer Subsidiaries are subject to uncertainties that are common in the securities industry. These uncertainties include:

	the volatility of domestic and international financial, bond and stock markets;
	extensive governmental regulation;
	litigation;
	intense competition;
	substantial fluctuations in the volume and price level of securities; and
	dependence on the solvency of various third parties.

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

Our Broker Dealer Subsidiaries are subject to the SEC's net capital rule which requires the maintenance of minimum net capital. National Securities, vFinance Investments, and EquityStation are each required to maintain $250,000, $250,000 and $100,000 in minimum net capital, respectively. Due to its market maker status, vFinance Investments is required to maintain a specified amount of capital for each security that it makes a market in, based on the bid price of each stock. This required amount can exceed the minimum net capital requirement, and in the case of vFinance Investments, the minimum Net Capital Requirement has been $1,000,000 (the limit) in recent years. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer. Our Broker Dealer Subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain present levels of business, which could have a material adverse effect on our business. In addition, our Broker Dealer Subsidiaries may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing.

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

Unfavorable financial or economic conditions may reduce the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting and other services. Our investment banking revenues, in the form of financial advisory, placement agent and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Additionally, a downturn in market conditions could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. We must review customer relationships for impairment whenever events or circumstances indicate that impairment may be present, which may result in a material, non-cash write down of customer relationships. A significant decrease in revenues or cash flows derived from acquired customer relationships could result in a material, non-cash write-down of customer relationships. Such impairment would have a material adverse impact on our results of operations and stockholders' equity.

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

We generally maintain trading and investment positions in the equity markets. To the extent that we own assets, i.e., have long positions, a downturn in those markets could result in losses from a decline in the value of such long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions in any of those markets, an upturn could expose it to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

We may, from time to time, have a trading strategy consisting of holding a long position in one asset and a short position in another from which we expect to earn revenues based on changes in the relative value of the two assets. If, however, the relative value of the two assets changes in a direction or manner that we did not anticipate or against which we have not hedged, we might realize a loss in those paired positions. In addition, we maintain trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

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

Our future success will depend on our ability to develop and enhance our services and add new services.  We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant risks in the development of new or enhanced services, including the risks that we will be unable to:

	effectively use new technologies;
	adapt our services to emerging industry or regulatory standards; or
	market new or enhanced services.

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

Compliance with many of the regulations applicable to the Company's Subsidiaries involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us that may result in a censure, fine, civil penalties, issuance of cease-and-desist orders, the deregistration or suspension of our regulated activities, the suspension or disqualification of our officers or employees, or other adverse consequences. The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition.

We rely on clearing brokers and unilateral termination of the agreements with these clearing brokers could disrupt our business.

Our Broker Dealer Subsidiaries are introducing brokerage firms, using third party clearing brokers to process our securities transactions and maintain customer accounts. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. We depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, we are exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are unilaterally terminated for any reason, we would be forced to find alternative clearing firms, perhaps without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change. There perhaps can be no assurance that if there were a unilateral termination of a clearing agreement that we would be able to find an alternative clearing firm on acceptable terms to it or at all.

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

Adverse results of current litigation and potential securities law liability would result in financial losses and divert management's attention from our business.

Many aspects of our business involve substantial risks of liability. There is a risk of litigation and arbitration within the securities industry, including class action suits seeking substantial damages. We are subject to actual and potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. We may be liable for the unauthorized acts of our retail brokers if we fail to adequately supervise their conduct. As an underwriter, we may be subject to substantial potential liability under federal and state law and court decisions, including liability for material misstatements and omissions in securities offerings. We may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future. We carry "Errors and Omissions" insurance to protect against arbitrations; however, the policy is limited in items and amounts covered and there can be no assurance that it will cover a particular complaint. The adverse resolution of any legal proceeding involving us and/or our subsidiaries could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We face significant competition for registered representatives.

We are dependent upon the independent contractor model for our retail brokerage business. A significant percentage of our retail registered representatives are independent contractors. We are exposed to the risk that a large group of independent contractors could leave the firm or decide to affiliate with another firm and that we will be unable to recruit suitable replacements. A loss of a large group of our independent contractors could have a material adverse impact on our ability to generate revenue in the retail brokerage business.

The precautions we take to prevent and detect employee misconduct may not be effective, and we could be exposed to unknown and unmanaged risks or losses.

We run the risk that employee misconduct could occur. Misconduct by employees could include:

	employees binding us to transactions that exceed authorized limits or present unacceptable risks to us;
	employees hiding unauthorized or unsuccessful activities from us; or
	the improper use of confidential information.

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

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. We could experience system failures and degradations in the future. We cannot assure you that we will be able to prevent an extended and/or material system failure if any of the following events occur:

	human error;
	subsystem, component, or software failure;
	a power or telecommunications failure;
	an earthquake, fire, or other natural disaster or act of God;
	hacker attacks or other intentional acts of vandalism; or
	terrorist acts or war.

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

Our common stock is quoted on the OTC Bulletin Board. Traditionally, the trading volume of the common stock has been limited. For example, for the 30 trading days ending on September 30, 2010, the average daily trading volume was approximately 2,053 shares per day and on certain days there was no trading activity. During such 30-day period the closing price of the National common stock ranged from a high of $0.55 to a low of $0.22. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the per share price is subject to volatility and may continue to be subject to rapid price swings in the future.

The conversion or exercise of our outstanding convertible securities stock may result in dilution to our common stockholders.

Dilution of the per share value of our common shares could result from the conversion of most or all of the currently outstanding shares of our preferred stock and from the exercise of the currently outstanding convertible securities.

Preferred Stock - We currently have shares of Series A, C and D preferred stock outstanding, which are convertible, in total, into 13,100,692 shares of common stock.

Warrants and Options - We currently have outstanding warrants to purchase 12,103,942 shares of common stock at exercise prices ranging from $0.28 to $2.14 per share and options to purchase 5,184,687 shares of common stock at exercise prices ranging from $0.64 to $2.50 per share.

Convertible Notes - We currently have outstanding $6,000,000 principal amount of convertible promissory notes which are convertible into an aggregate of 3,375,000 shares of common stock at conversion prices of $1.60 or $2.00 per share.

The exercise of these warrants and options, and conversion of the Series A, C and D preferred shares and convertible notes, and the sale of the underlying common stock, or even the potential of such conversion or exercise and sale, may have a depressive effect on the market price of our securities and the exercise or conversion of such securities will cause dilution to our stockholders. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding convertible securities can be expected to convert or exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants. Dilution could create significant downward pressure on the trading price of our common stock if the conversion or exercise of these securities encouraged short sales. Even the mere perception of eventual sales of common shares issued on the conversion of these securities could lead to a decline in the trading price of our common stock.

We need to increase our number of authorized shares at our next annual meeting to satisfy our obligations under vested and non-vested convertible securities outstanding. If we are unable to increase the number of authorized shares, we may have to use our existing cash and cash equivalents to satisfy certain obligations under such convertible securities.

Some of our outstanding convertible securities contain a subsequent financing reset provision, which provides that if we raise money below the effective price of $0.50 before March or July 2011, depending on the securities, we need to reduce the exercise price of such securities.

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

As of September 30, 2010, of the 17,276,704 outstanding shares of our common stock, approximately 2,900,000 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the Securities Act. Rule 144, as amended, provides that a person who is not affiliated with the Company holding restricted securities for six months may sell such shares without restriction. A person who is affiliated with us and who has held restricted securities for six months may sell such shares in brokerage transactions, subject to limitations based on the number of shares outstanding and trading volume. Such sales may have a depressive effect on the price of our common stock in the open market.

Our principal stockholders including our directors and officers control a large percentage of shares of our common stock and can significantly influence our corporate actions.

As of September 30, 2010, our executive officers, directors and/or entities that these individuals are affiliated with, owned approximately 37% of our outstanding common stock, including shares of common stock issuable upon conversion of our Series A, C and D preferred stock, and excluding stock options, warrants and convertible notes, or approximately 57% on a fully-diluted basis. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions

Because our common stock may be subject to "penny stock" rules, the market for our common stock may be limited.

If our common stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. If at any time the common stock has a market price per share of less than $5.00, and we do not have net tangible assets of at least $2,000,000 or average revenue of at least $6,000,000 for the preceding three years, transactions in the common stock may be subject to the "penny stock" rules promulgated under the Exchange Act. Under these rules, broker-dealers that recommend such securities to persons other than institutional accredited investors:

	must make a special written suitability determination for the purchaser;
	receive the purchaser's written agreement to a transaction prior to sale;

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and


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

There may be significant consequences associated with our common stock trading on the OTC Bulletin Board rather than a national exchange.  The effects of not being able to list our common stock securities on a national exchange include:

	limited release of the market price of our securities;
	limited news coverage;
	limited interest by investors in our securities;
	volatility of our common stock price due to low trading volume;
	increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
	limited ability to issue additional securities or to secure additional financing.

Our board of directors can issue shares of "blank check" preferred stock without further action by our stockholders.

Our board of directors has the authority, without further action by our stockholders, to issue up to 200,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

	dividend rights;
	conversion rights;
	voting rights, which may be greater or lesser than the voting rights of our common stock;
	rights and terms of redemption;
	liquidation preferences; and
	sinking fund terms.

There are currently 50,000, 34,500 and 100,000 shares of Series A, C and D preferred stock authorized respectively, with 46,050, 34,167 and 60,000 of each such shares issued and outstanding respectively. The issuance of additional shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company. Other than the issuance of additional shares of our Series A preferred stock as in-kind dividends, we have no current plans to issue any additional preferred stock in the next twelve months, although the issuance of preferred stock may be necessary in order to raise additional capital.

We do not expect to pay any dividends on our common stock in the foreseeable future.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Other than dividends paid on our Series A preferred stock, we expect to retain all future earnings, if any, for investment in our business. In addition, our Certificates of Designation setting forth the relative rights and preferences of our Series A,C and D preferred stock, as well as our outstanding convertible notes, may limit our ability to pay dividends to the holders of our common stock.

Item 2. PROPERTIES

The Company owns no real property. Its corporate headquarters are in space leased by National Securities in New York, New York. The Company leases office space in Boca Raton, Florida, and through its subsidiaries, the Company leases office space in Chicago, Illinois, New York, New York, Seattle, Washington and Tinton Falls, New Jersey. Independent contractors individually lease the branch offices that are operated by those independent contractors.

Leases expire at various times through June 2017. The Company believes the rent at each of its locations is reasonable based on current market rates and conditions. We consider the facilities of our company and those of our subsidiaries to be reasonably insured and adequate for the foreseeable needs of our company and its subsidiaries.

The Company leases office space in the following locations. The following chart provides information related to these lease obligations:

Address		Approximate Square Footage	Approximate Annual Lease Rental	Lease Termination Date

120 Broadway, New York, NY		30,699	$1,326,197	August 31, 2013

875 N. Michigan Ave., Chicago, IL		1,868	$63,512	December 31, 2011

1001 Fourth Ave, Seattle, WA 37th Floor	(1)	9,739	$338,436	June 30, 2017

2424 N. Federal Highway, Boca Raton, FL		10,177	$173,004	December 31, 2013

4000 Rt. 66, Tinton Falls, NJ		3,798	$96,852	September 30, 2012

131 Gaither Drive, Mount Laurel, NJ		1,400	$19,600	Month to Month

1200 N. Federal Highway, Boca Raton FL		17,089	$542,100	August 21, 2014

330 Madison Ave New York City, NY		6,484	$310,050	April 29, 2011

3010 North Military Trail Boca Raton, FL		2,634	$79,128	February 28, 2011

2170 W. St. Rd. 434, Ste 376 Longwood, FL 32779		940	$13,632	September 30, 2011

(1) The Company Signed a new lease effective December 1, 2010. At the present time, the Company still occupies the original 22nd floor suite, but is receiving the financial benefit of the new lease.

Item 3. LEGAL PROCEEDINGS

On January 3, 2008, the SEC issued and Order Instituting Administrative Proceedings against vFinance Investments, Inc., Richard Campanella and a former registered representative, alleging that vFinance violated the federal securities laws by failing to preserve and produce customer correspondence of one of its registered representative, and that the registered representative repeatedly failed to produce records and deliberately deleted data from his hard drive relating to a matter under investigation by the SEC. The alleged violations were isolated occurrences related to this registered representative and were limited to the Flemington, New Jersey branch office. The registered representative terminated his employment with vFinance on August 4, 2006, and has not been associated with vFinance since that date. On November 7, 2008, the Administrative Law Judge ruled that vFinance willfully violated Section 17(a) of the Exchange Act and Rules 17a-4(b)(4) and 17a-4(j) thereunder. As a consequence, a Cease and Desist Order was issued against vFinance with a civil monetary penalty against vFinance in the amount of $100,000.00. vFinance's appeals of the ruling were not successful. vFinance paid the civil monetary fine in full in July 2010.

In November 2009, James and Cheryl Merrill, on behalf of themselves and on behalf of all other similarly situated investors, filed a class action in the Unites States District Court, Central District of California, Southern Division, against the Company and National Securities in connection with the purchase and sale of promissory notes issued on or after September 18, 2006 by one or more of Medical Capital Holdings, Inc.’s special purpose corporations, including Medical Provider Financial Corporation III, Medical Provider Financial Corporation IV (“Medical Capital IV”), Medical Provider Funding Corporation V (“Medical Capital V”) and Medical Provider Funding Corporation VI V (“Medical Capital VI”). The class action has not yet been certified or decertified. The class members assert claims against National Securities for violations of Section 12(a)(1) of the Securities Act of 1933 (the “Securities Act”), 15 U.S.C. § 77l, and for violations of 12(a)(2) of the Securities Act, 15 U.S.C. § 77l. The class members further assert claims against the Company under Section 15 of the Securities Act, 15 U.S.C. § 770. The class members seek compensatory damages, rescission or a recessionary measure of damages, pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, all in undisclosed amounts.

In December 2009, Amos Norman (“Norman”), individually and as trustee of a trust, commenced an arbitration against National Securities and Brian Folland, a securities broker registered with NSC, before FINRA Dispute Resolution in connection with investments totaling $630,000 from National Securities ($530,000 for the Medical Capital investments and $100,000 for a Provident Royalties investment. This case was settled and our Errors and Omissions insurance made our exposure immaterial, and National made its payment in full in September 2010.

In early 2009, Vincent Falco commenced a FINRA arbitration against National Securities and two of its employees, alleging that National Securities and the registered representatives purchased unsuitable securities, failed to follow instructions regarding the use of margin, made misrepresentations of material fact and/or omitted material facts in connection with the purchase of securities, managed the account negligently, breached their contract with Mr. Falco, breached fiduciary duties owed to him, and violated FINRA Conduct Rules. Claimant further alleged that National Securities negligently supervised Mr. Alves and is vicariously liable for his conduct in tort, under a theory of respondeat superior. Finally, Claimant alleged violations of unidentified laws of the State of Florida. He sought compensatory damages from all respondents in the amount of $3,000,000, punitive damages of $9,000,000, plus disgorgement of fees, attorneys’ fees, forum fees, costs and interest, all in undisclosed amounts. This case was settled and our Errors and Omissions insurance made our exposure immaterial, and National Securities made its payment in full in March 2010.

In April 2010, claimant Brian Cali commenced a FINRA arbitration against NSC in connection with the purchase of $350,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $350,000 in compensatory damages, Claimant seeks treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on January 30 - February 3, 2012 in Pennsylvania.

In December 2009, plaintiffs Robert Adams, Joseph Billitteri, Karen L. Bopp, IRA, Bussell Living Trust DTD 12/05/96, John Gilgallon, Scott Jessen, Sharon Kreindel Revocable Trust DTD 02/09/2005, Mary Merline, James Merrill, Don Ribacchi and Lewis Wilson, each on his, her or its own behalf and on behalf of all similarly situated investors, filed a Consolidated Amended Class Action Complaint in the United States District Court, Northern District of Texas, Dallas Division, against a number of broker-dealers, including National Securities, and against a number such broker-dealers’ parent companies, including the Company, in connection with a series of offerings by Provident Royalties entities. Members of the class asserts claims against National Securities for breach of fiduciary duty and for violations of § 33(A)(2) of the Texas Securities Act, and seek to hold the Company liable for National Securities’ conduct as a control person under § 33(F)(1) of the Texas Securities Act. The class members seek compensatory damages, rescission or a recessionary measure of damages, pre-judgment interest, costs and expenses, including attorneys’ fees, all in undisclosed amounts. The Company has not yet conducted discovery into the allegations or potential defenses related to the Provident. The Company intends to defend itself vigorously in this action and believes that the eventual outcome of this matter will not have a materially adverse effect on the Company. However, the ultimate outcome of this matter cannot be determined at this time.

In December 2009, claimants Lorna Chen, Terry Darden, John Davis, Barbara Farace, David Kravetz, Janice Miyashiro and Vip Miyashiro commenced a FINRA arbitration against NSC in connection with their Provident and Medical Capital investments. The Statement of Claim essentially alleges that NSC failed to conduct adequate due diligence on these products prior to selling them to Claimants, that the products were unsuitable, and that NSC is liable for all losses in connection therewith. Ms. Chen allegedly invested $175,000 in Provident offerings, Mr. Darden allegedly invested $50,000 in Provident offerings, Mr. Davis allegedly invested $50,000 in Provident offerings and $207,000 in Medical Capital offerings, Ms. Farace allegedly invested $125,000 in Provident offerings, Mr. Kravetz allegedly invested $100,000 in Provident offerings, and Mrs. and Mrs. Miyashiro allegedly invested $25,000 in Provident offerings. All of the Claimants assert claims for negligence, breach of contract, breach of fiduciary duty and violations of Washington’s securities act. Ms. Chen, Ms. Farace and Mr. Kravetz assert an additional claim for violations of the New Jersey securities act, Mr. Darden asserts an additional claim for violations of the Texas securities act, and Mr. Agarwal asserts an additional claim for violations of the Nebraska securities act. The operative Statement of Claim seeks $737,000 in compensatory damages, plus punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on February 14 - 25, 2011 in Florida. Subsequent to this filing, the Miyashiros dismissed their claims and a new Claimant, Mr. Agarwal (who allegedly invested $30,000 in Provident offerings) was added as a Claimant.

In January 2010, claimant Alvin Coppersmith commenced a FINRA arbitration against NSC and one of its registered representatives, Brian Folland, in connection his purchases of Medical Capital at both NSC and at First Montauk, a brokerage firm with which Mr. Folland was registered prior to his registration at NSC. Specifically, Mr. Coppersmith invested $130,000 at NSC, $50,000 at First Montauk, and the Statement of Claim seeks to hold NSC jointly and severally liable with Mr. Folland for the $130,000 purchase at NSC and to hold Mr. Folland individually liable for the $50,000 purchase at First Montauk. The Statement of Claim essentially alleges that NSC and Mr. Folland failed to conduct adequate due diligence on these products prior to selling them to Claimant, that the products were unsuitable, and that NSC and Mr. Folland are liable for the losses in connection therewith. The Statement of Claim asserts claims for violations of California’s securities act, violations of the California Consumer Legal Remedies Act, common law fraud and misrepresentation, violations of various FINRA Conduct Rules, breach of fiduciary duty, negligence, negligent supervision and respondeat superior. In addition to the compensatory damages claims addressed above, Claimant seeks punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. Mr. Folland is representing himself in this matter. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on April 19 - 21, 2011 in California.

In June 2010, claimant Harold Davis commenced a FINRA arbitration against NSC in connection with the purchase of $522,400 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $522,400 in compensatory damages, Claimant seeks treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on February 27 - March 2, 2012 in Pennsylvania.

In April 2010, claimant David Dickstein commenced a FINRA arbitration against NSC in connection with the purchase of $100,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $100,000 in compensatory damages, Claimant seeks treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing in this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on December 6 - 9, 2011 in Pennsylvania.

In September 2010, claimant Anna Harguindeguy, trustee of the Pierre and Anna Harguindeguy Trust dated 12/14/87 commenced a FINRA arbitration against NSC in connection with the purchase of $100,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC failed to conduct adequate due diligence on this product prior to selling them to Claimant, that the products were unsuitable, and that NSC is liable for the losses in connection therewith. The Statement of Claim asserts claims for violations of California’s securities act, common law fraud, breach of fiduciary duty and negligent hiring and supervision. In addition to $100,000 of compensatory damages, Claimant seek punitive damages, interest, costs and fees, all in undisclosed amounts. NSC intends to timely file a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur in California on a date which has not yet been scheduled.

In April 2010, claimant Reed Kirkland commenced a FINRA arbitration against NSC in connection with the purchase of $159,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of California’s securities act, violations of California’s business and professions code and breach of fiduciary duty. In addition to the $159,000 in compensatory damages, Claimant seeks punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on May 23 - 25, 2011 in California.

In August 2010, claimant Margarita Bueno, a resident of Colombia, commenced a FINRA arbitration against vFinance, two other securities firms and four brokers (two of whom have never been registered at vFinance). The Statement of Claim, filed by Ms. Bueno pro se alleges that each of the firms and each of the brokers are liable to her, in different amounts, and for different reasons, although she fails to allege any particular causes of action. Ms. Bueno maintained an account at vFinance for a few months and it may have declined in value by a few thousand dollars during that time period. Ms. Bueno alleges that vFinance is liable for the conduct of another firm, under what appears to be a corporate successor theory. Although vFinance is not a successor in interest to that firm, it did agree to purchase assets from that firm, and such firm agreed to indemnify vFinance for future litigation arising out of such asset purchase, presumably including this claim. Ms. Bueno seeks damages of $435,972 from all respondents but does not specify the exact amount sought from vFinance. vFinance timely filed a response to this claim. vFinance has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, vFinance believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, vFinance will defend the matter vigorously at the evidentiary hearing, which will occur in Florida on a date not yet determined.

On March 2010, claimants Carl Chadband and Marie Chadband, residents of Delaware, commenced a FINRA arbitration against vFinance. The Statement of Claim alleges that vFinance and Dan Gambino, a securities broker formerly registered with vFinance, purchased unsuitable securities, breached fiduciary duties, violated Delaware's securities act, committed common law fraud, breached a contract with them, acted negligently, made negligent misrepresentations of material fact and/or omitted material facts in connection with the purchase of securities and churned their accounts. Claimants further alleges that vFinance negligently supervised and Mr. Gambino and is vicariously liable for his conduct in tort, under a theory of respondeat superior, and as a control person under the state securities act claim pled. Claimants seeks compensatory damages from vFinance in the amount of $180,000, and interest, punitive damages, attorney’s fees and costs, all in undisclosed amounts. vFinance timely filed a response to this claim. vFinance has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. vFinance believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, vFinance will defend the matter vigorously at the evidentiary hearing, which will occur May 17 -May 20, 2011 in Delaware.

In August 2009, plaintiffs Michael Sollazzo, Susana Sollazzo, Paul Sollazzo, Gail Sollazzo and two related Sollazzo family trusts filed a civil action in Santa Clara Superior Court of California against Steve Cinelli (a former vFinance registered representative), Prestwick Partners, LLC (Mr. Cinelli's business entity), vFinance and others arising out of the purchase of certain Class B convertible preferred shares of stock in a company known as Fresh N' Healthy, Inc. Plaintiffs allege that Mr. Cinelli, individually and as agent of Prestwick Partners, LLC and vFinance solicited their investments in Fresh N' Healthy and allege claims against vFinance and others based on negligence, negligent misrepresentation, intentional misrepresentation and violations of state securities laws. Plaintiffs' out of pocket investment, as alleged in the complaint, was $285,000, although plaintiffs request damages of at least $427,500. vFinance has filed an answer denying the material allegations and raising the appropriate affirmative defenses. We have learned that no private placement for Fresh N' Healthy was ever made through the firm and that the plaintiffs were never vFinance customers. Fresh N Healthy, with Cinelli acting as chairman and founder, sold shares directly to the plaintiffs and others, although no investors other than the plaintiffs have filed suit. The plaintiffs were in fact completely unaware that vFinance even existed other than a reference to it in a couple of emails from Cinelli's outside email address where he inserted the vFinance name on his signature line. Plaintiffs certainly were not reasonably relying on any representations by, or even the reputation of, vFinance in deciding to make the investments at issue. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to trial on this matter. vFinance believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, vFinance will defend the matter vigorously at trial. A further Case Management Conference is set for January 11, 2011, at which time a trial date should be set.

In July 2010, Ms. Buchanan. a Florida resident. and three other former customers of vFinance filed a pre-litigation complaint with vFinance, alleging that vFinance was liable to each of them for losses in their accounts, all of which were handled by Mark Kaufman, a broker formerly registered with vFinance. All of the customers essentially complain about the suitability of the securities purchased in their accounts, and three of them assert additional demands for rescission of all transactions that occurred during a two month period in which the broker was operating from an unregistered branch. Three of these four customers eventually mediated with vFinance and resolved their issues with it, but Ms. Buchanan declined to participate in such mediation and terminated the services of her counsel. In November 2010, Ms. Buchanan again complained to vFinance about the losses in her accounts, this time through the assistance of what appears to be an "Investor Advocacy Clinic" operating out of a Florida college. The complaint was delivered in the form of a demand letter and draft Statement of Claim. This claim alleges losses of roughly $75,000 and causes of action against vFinance for negligence, violation of Florida's securities act, violations of FINRA conduct rules, breach of fiduciary duty, unauthorized trading, churning, operating from an "illegal" branch office, failure to supervise Mr. Kaufman, and respondeat superior. This claim seeks $125,000 (calculated as the return of compensatory losses and commissions), $500,000 in punitive damages, and interest, costs, expert witness fees and reasonable attorney’s fees, all in undisclosed amounts. vFinance intends to speak with Ms. Buchanan's representatives, and may ultimately choose to enter into settlement discussions. If Ms. Buchanan files an arbitration, vFinance intends to timely file a response and conduct meaningful discovery. Based on the facts presently known to vFinance, vFinance believes it has meritorious defenses to the anticipated claims, and should settlement discussions eventually prove fruitless, vFinance will defend this matter vigorously at the evidentiary hearing.

In August 2010, counsel for the estate of Ruth Leigh, a former customer of vFinance, sent a demand letter to vFinance challenging the suitability of transactions in the decedent's accounts. That letter demanded $920,000 in compensatory damages, plus punitive damages. Our own investigation of the matter reveals losses of roughly $82,000 in Ms. Leigh's accounts. We provided such information to the estate's counsel and we are awaiting a response. If the estate files an arbitration, vFinance intends to timely file a response and conduct meaningful discovery. Based on the facts presently known to vFinance, vFinance believes it has meritorious defenses to the anticipated claims, and should settlement discussions eventually prove fruitless, vFinance will defend the matter vigorously at the evidentiary hearing.

In February 2010, claimants William Lee and Hong Hou Lee Revocable Trust commenced a FINRA arbitration against NSC and Mr. Folland in connection with the purchase of $150,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC and Mr. Folland failed to conduct adequate due diligence on this product prior to selling it to Claimants, that the products were unsuitable, and that NSC and Mr. Folland are liable for the losses in connection therewith. The Statement of Claim asserts claims for breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation, failure to supervise and respondeat superior, financial abuse of an elder, violations of federal securities acts, violations of California’s securities act, and violations of FINRA Conduct Rules and NYSE rules. In addition to the $150,000 in compensatory damages, Claimants seek punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. Mr. Folland is representing himself in this matter. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on January 4 - 7, 2011 in California.

In September 2010, claimants Gary Murphy and Lori Jo Murphy commenced a FINRA arbitration against NSC and Brian Folland in connection their purchases of Medical Capital at both NSC and at First Montauk. Specifically, Claimants invested $150,000 at NSC, $90,000 at First Montauk, and the Statement of Claim seeks to hold NSC jointly and severally liable with Mr. Folland for the $150,000 purchased at NSC and to hold Mr. Folland individually liable for the $90,000 purchased at First Montauk. The Statement of Claim essentially alleges that NSC and Mr. Folland failed to conduct adequate due diligence on these products prior to selling them to Claimants, that the products were unsuitable, and that NSC and Mr. Folland are liable for the losses in connection therewith. The Statement of Claim asserts claims for violations of California’s securities act, common law fraud, breach of fiduciary duty and negligent hiring and supervision. In addition to the compensatory damages claims addressed above, Claimants seek punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. Mr. Folland is representing himself in this matter. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur in California on a date which has not yet been scheduled.

In April 2010, claimant Robert Pettinato commenced a FINRA arbitration against NSC in connection with the purchase of $125,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warning, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $125,000 in compensatory damages, Claimant seeks treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on November 14 - 18, 2011 in Pennsylvania.

In May 2010, claimant Charles Rogalla commenced a FINRA arbitration against NSC in connection with the purchase of $500,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $500,000 in compensatory damages, Claimant seeks treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on February 13 - 17, 2012 in Pennsylvania.

In May 2010, claimants Brian Walsh and Rosemary Walsh commenced a FINRA arbitration against NSC in connection with the purchase of $50,010 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $50,010 in compensatory damages, Claimants seek treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on January 16 - 20, 2012 in Pennsylvania.

In March 2010, claimants Gordon White, individually and as joint owner of the Gordon D. White and Chris Tina White account; Chris Tina White, individually and as joint owner of the Gordon D. White and Chris Tina White account; and Charles McGee, individually and as trustee for the Trent McGee Trust U/A 4/15/05, commenced a FINRA arbitration against NSC in connection with their purchases a Medical Capital offering. The Whites allegedly purchased $200,000, Mr. McGee allegedly purchased $50,000, and all Claimants essentially allege that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable and NSC is liable for all losses. The Statement of Claim asserts claims for breach of fiduciary duty, breach of written contract, breach of oral contract, negligence, failure to supervise, violations of federal securities acts, violations of California’ securities act and violations of Washington’s securities act. Claimants seek $250,000 in compensatory damages, plus punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on November 8 - 11, 2011 in California.

In January 2010, claimant Jacqueline Chibbaro commenced a FINRA arbitration against NSC and Philip Quigley, a broker formerly registered with NSC. The Statement of Claim alleges that Mr. Quigley purchased unsuitable securities and an unsuitable equity indexed annuity for Ms. Chibbaro. The Statement of Claim asserts causes of action for unsuitability, breach of fiduciary duty, fraud and misrepresentation, violations of self-regulatory organization rules, violations of state and federal securities laws, negligence, breach of contract, respondeat superior, control person liability, aiding and abetting and failure to supervise. The Statement of Claim seeks $70,000 in compensatory damages, plus market adjusted damages, punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. Mr. Quigley is represented by other counsel. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on February 1 - 3, 2011 in New Jersey.

In September 2010, claimant Victoria Hofmann, individually and as trustee of the Victoria Hofmann Family Trust, commenced a FINRA arbitration against NSC alleging that NSC and one of its former registered representatives, Derek Lopez (who is also Ms. Hofmann’s cousin), purchased unsuitable securities into her account at NSC. The Statement of Claim asserts causes of action for breach of fiduciary duty, violation of California’s securities act, negligence/negligent misrepresentation, common law fraud, breach of contract and negligent supervision. The Statement of Claim seeks compensatory damages, punitive damages, interest, costs and fees, all in undisclosed amounts. NSC intends to timely respond to the Claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing which will likely occur in California on a date which has not yet been scheduled.

In March 2010, claimants James Kane and Agnes Kane commenced a FINRA arbitration against NSC and others, including David Tanner and Matthew King, two brokers currently registered with NSC. The Statement of Claim alleges that these brokers were involved in selling unsuitable securities or equity indexed annuities to Claimants while the brokers were registered with Gunn Allen, and seems to suggest that NSC and the brokers are liable for losses, even though Claimants previously settled their dispute with Gunn Allen and arguably released the brokers for the losses they now assert. The Statement of Claim does not assert any causes of action or many of the relevant facts from which causes of action could be inferred, nor does the pleading specify any of the damages sought. Our office timely filed a response to the claim on behalf of NSC and Messrs. King and Tanner, along with a motion asking that Claimants be instructed to file a Statement of Claim that specifies the relevant facts and remedies sought. FINRA has not acted on that motion to date. Respondents have begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. Respondents believe they have meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, Respondents will defend the matter vigorously at the evidentiary hearing, which will occur on July 12 - 15, 2011 at a location to be determined.

In November 2009, claimant Jerry Penney commenced a FINRA arbitration against NSC, Joseph Stevens and Kevin Springstead, a broker formerly registered with each of these firms. The Statement of Claim alleges that Mr. Springstead purchased unsuitable securities at two accounts at Joseph Stevens and then in two accounts at NSC when Mr. Springstead transferred to NSC and brought the accounts with him. The Statement of Claim asserts causes of action for breach of fiduciary duty, unsuitability, failure to diversify/recommend risk management strategies, negligence, negligent supervision, breach of contract and fraud. The Statement of Claim seeks damages, interest, costs and fees all in undisclosed amounts. Our internal analysis of the account reveals losses of roughly $174,000 in the two accounts at NSC. NSC timely filed a response to the claim. Mr. Springstead is represented by other counsel. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on March 22 - 24, 2011 at a location to be determined.

In June 2010, claimant Brent Richtsmeier commenced a FINRA arbitration against NSC, Joseph Stevens and Jack Kalisz, a broker formerly registered with Joseph Stevens and currently registered with NSC. The Statement of Claim alleges that Mr. Kalisz purchased unsuitable securities in accounts at Joseph Stevens and then in accounts at NSC when Mr. Kalisz transferred to NSC and brought the accounts with him. The Statement of Claim asserts causes of action for breach of contract, violation of security exchange and industry rules, breach of fiduciary duty, fraud, negligence and negligent supervision. The Statement of Claim seeks $313,000 in compensatory damages, plus punitive damages, interest, costs and fees, all in undisclosed amounts. We have not yet determined the amount of losses in the accounts at NSC. Respondents, through other counsel, timely filed a response to the claim. Subsequently, our office appeared in the matter and other counsel withdrew. Respondents have begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. Respondents believe they have meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, Respondents will defend the matter vigorously at the evidentiary hearing, which will occur on May 31 - June 3, 2011 at a location to be determined.

In April 2010, claimant Richard Sayatovich commenced a FINRA arbitration against NSC and Philip Rodriguez, a broker registered with NSC. The Statement of Claim alleges that Mr. Rodriguez purchased unsuitable securities and churned Mr. Sayatovich’s account. The Statement of Claim asserts causes of action for breach of fiduciary duty and constructive fraud, violations of state and federal securities laws, common law fraud, unfair sales practices, negligence/gross negligence/negligent misrepresentations and for breach of contract and covenant of good faith and fair dealing. The Statement of Claim seeks $250,000 in compensatory damages, plus disgorgement of commissions, market adjusted damages, punitive damages, interest, costs and fees, all in undisclosed amounts. Our office timely filed a response to the claim on behalf of all respondents. We have begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. Respondents believe they have meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, Respondents will defend the matter vigorously at the evidentiary hearing, which will occur on March 29 - April 1, 2011 at a location to be determined.

In July 2010, claimants Robin Shaug and Paulette Knight, as trustee of the Paulette Knight Living Trust, commenced a FINRA arbitration against NSC and Michael Fangman, one of NSC’s registered representatives. The Statement of Claim alleges that NSC and Mr. Fangman purchased unsuitable unit trust investments and two unsuitable equity indexed annuities. The Statement of Claim asserts causes of action for breach of fiduciary duty, breach of duty of care and professional malpractice, fraudulent misrepresentation, violation of FINRA Conduct Rules and violation of Senior Citizen Financial Abuse Prevention statutes. The Claim seeks $100,000 in compensatory damages, and punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. Mr. Fangman is represented by other counsel. NSC has begun discovery into the allegations and potential defenses and has learned that the equity indexed annuities were not purchased through it (but were sold through Mr. Fangman’s wife), and that the losses on such products appear to be roughly $35,000 in surrender charges. We have also learned that Ms. Fangman intends to tender this claim to her own insurance carrier, but we have not yet confirmed that a demand has been made against her or that she has so tendered it. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which has not yet been scheduled.

In August 2010, claimants Rae Stonbely and Joseph Stonbely II commenced a FINRA arbitration against NSC alleging that NSC and one of its registered representatives, Devon Sands, purchased unsuitable securities into their accounts. The Statement of Claim asserts causes of action for fraud, negligent misrepresentation, breach of fiduciary duty and the covenant of good faith and fair dealing, negligent supervision, violation of FINRA Conduct Rules, violations of a federal securities act, and respondeat superior. The Statement of Claim seeks $150,000 in compensatory damages, and interest, costs and FINRA fees, all in undisclosed amounts. NSC timely filed a response to the claim, at which time Claimants indicated they would be seeking leave to file an Amended Statement of Claim asserting the same facts and causes of action against Mr. Sands. We believe that if this occurs, Mr. Sands will be represented by other counsel. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which has not yet been scheduled.

In June 2010, Elliott Tuckel commenced a FINRA arbitration against NSC alleging that NSC and one of its registered representatives, Carlo Dominic, purchased unsuitable securities into Mr. Tuckel’s account. The Statement of Claim asserts causes of action for fraud, negligent misrepresentation, breach of fiduciary duty and the covenant of good faith and fair dealing, negligent supervision, violation of FINRA Conduct Rules, violations of a federal securities act, and respondeat superior. This claim seeks $35,000 in compensatory damages, and interest, costs and FINRA fees, all in undisclosed amounts. Mr. Carlo agreed to settle this Claim on NSC’s behalf, and the parties negotiated a settlement for $9,999. Settlement documents are out for signature. NSC believes it has meritorious defenses to this claim, and should the settlement not materialize, NSC will defend the matter vigorously at the evidentiary hearing, which has not yet been scheduled.

In July 2010, the Department of Enforcement for FINRA, District 3 in Seattle, Washington, commenced a disciplinary proceeding against NSC for allegedly failing to timely make Rule 3070 disclosures and filings. Although NSC believes it has meritorious defenses to the allegations, NSC has concluded that settlement of the matter will be more prudent than proceeding to hearing. Should settlement negotiations prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which has been set for March 2011.

In August 2010, Chubb & Son, Inc. commenced civil ligation against NSC in King County District Court, alleging that NSC was liable to it for payment in connection with an audit that Chubb performed or was scheduled to perform. The Complaint seeks roughly $12,000. Although NSC believes it has meritorious defenses to the allegations, NSC has concluded that settlement of the matter will be more prudent than proceeding to trial. Should settlement negotiations prove fruitless, NSC will defend the matter vigorously at the trial, on a date which has not yet been set.

In June 2010, our office received a demand letter from counsel for Mr. Decker who allegedly invested $417,000 in Medical Capital. We did not respond to that demand in writing, although our office has discussed this demand with Mr. Decker’s counsel (the same attorney representing a majority of the Claimants in pending Medical Capital arbitrations discussed above). Mr. Decker essentially alleges that the investments were unsuitable for him, that NSC conducted inadequate due diligence on such products, failed to properly supervise or train its brokers in connection with the offer or sale of such products, and that NSC’s officers, directors and control persons were negligent as well. To date, Mr. Decker has not commenced litigation against NSC. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be filed. NSC believes it has meritorious defenses to the anticipated claims (as it understands them), and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In June 2010, our office received a demand letter from counsel for Mr. and Mrs. Leopold who allegedly invested $150,000 in Medical Capital. We did not respond to that demand in writing, although our office has discussed this demand with the Leopolds’ counsel (the same attorney representing Mr. Decker and a majority of the Claimants in pending Medical Capital arbitrations discussed above). The Leopold’s essentially raise the same complaints and issues as those raised by Mr. Decker. To date, the Leopold’s have not commenced litigation against NSC. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be filed. NSC believes it has meritorious defenses to the anticipated claims (as it understands them), and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In June 2010, our office received a demand letter from counsel for Mr. Shaver (the same counsel for Mr. Decker and the Leopolds). Mr. Shaver allegedly invested $407,000 in Medical Capital and $200,000 in Provident. Mr. Shaver raises the same complaints and issues as those raised by Mr. Decker and the Leopold. To date, Mr. Shaver has not commenced litigation against NSC. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be filed. NSC believes it has meritorious defenses to the anticipated claims (as it understands them), and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In September 2009, Mr. Stirling, through counsel, threatened to commence litigation against NSC and Mr. Folland in connection with a $100,000 investment in Medical Capital. Mr. Stirling asserts that NSC omitted to inform him of material facts in connection with this investment, which is now worthless. In 2009, NSC requested additional time to respond to the attorney’s demand letter, but has not yet responded. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be commenced. NSC believes it has meritorious defenses to the claims asserted (as it understands them), and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In September 2008, Citigroup Global Markets Inc. (“Citigroup”) notified NSC of potential litigation to be filed against NSC in the coming months, presumably before FINRA Dispute Resolution. Citigroup alleged that NSC executed trades with Citigroup over the TradeWeb electronic trading platform between June 2007 and December 2007, which trades remained in fail status as of September 2008. Citigroup demanded that NSC settle these trades, apparently seeking specific performance. In 2008, NSC calculated the cost of covering these transactions at less than $200,000, although the amount varied daily. Citigroup alleged that it would cancel the trades at issue and seek damages and attorneys’ fees, among other things, if NSC did not deliver the securities at issue by October 31, 2008. No such litigation was ever filed. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be commenced. NSC believes it has meritorious defenses to the claims asserted (as it understands them), including failure to mitigate, laches, expectations of the parties, contract ambiguity, the parties’ prior course of dealings, and industry standards, among other things. Should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In September 2010, counsel for Ms. Lambeth, a Florida resident, sent our firm (using an old firm name), a letter alleging that Ms. Lambeth’s accounts at NSC had experienced significant declines based on unsuitable, high risk investments recommended by Eric Elliott, a broker formerly registered with NSC. Notably, this letter omits that she was married to Mr. Elliott’s uncle at all relevant times, and remains so married (but has recently served him with divorce papers). In sum, Ms. Lambeth alleges damages of roughly $3,400,000 in one account and $250,000 in a trust account, based on these allegedly unsuitable and risky investments, and she alleges that Mr. Elliott is liable for them and NSC is vicariously liable for Mr. Elliott’s conduct. According to our internal calculations, Ms. Lambeth’s accounts had realized and unrealized losses of roughly $2,100,000 at NSC. NSC has agreed to mediate Ms. Lambeth’s claims on November 14, 2010 in Florida, in an attempt to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the anticipated claims (as it understands them), and should settlement discussions prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In July 2009, David Tennant complained of losses in his account at NSC and threatened to commence litigation against NSC and the securities broker handling the account (Hamza Shaikh) in connection with such losses. Mr. Tennant asserts that one of the securities purchased in his account was unsuitable for him, and that he has incurred over $400,000 of losses stemming from this single stock. In October 2009, Mr. Shaikh’s registration with NSC was suspended, pending final termination, which occurred later. Prior to such suspension, Mr. Shaikh and the branch manager together offered to pay Mr. Tennant $56,000 to resolve this matter. The offer was renewed in 2010 by the branch manager following Mr. Shaikh’s termination, but Mr. Tennant has not formally responded to it. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be commenced. NSC believes it has meritorious defenses to the claims asserted (as it understands them), and should the settlement not materialize, NSC will defend the matter vigorously at any evidentiary hearing.

The Company’s subsidiaries are defendants in the aforementioned and other arbitrations and administrative proceedings, lawsuits and claims together alleging specified damages of approximately of $12,700,000. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $600,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2010 and 2009, is $642,000 and $203,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $1,039,000 and $829,000 for the fiscal year 2010 and 2009, respectively.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades under the symbol “NHLD” on the OTCBB.  Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices for the common stock as reported on the OTCBB for the period from October 1, 2008 to September 30, 2010.

Period	High	Low

October 1, 2008/December 31, 2009	$0.90	$0.30
January 1, 2009/March 31, 2009	$0.84	$0.43
April 1, 2009/June 30, 2009	$0.70	$0.41
July 1, 2009/September 30, 2009	$0.75	$0.40

Period	High	Low

October 1, 2009/December 31, 2009	$0.75	$0.37
January 1, 2010/March 31, 2010	$0.76	$0.40
April 1, 2010/June 30, 2010	$0.55	$0.31
July 1, 2010/September 30, 2010	$0.50	$0.22

The closing price of the common stock on December 28, 2010, as quoted on the OTCBB, was $0.35 per share.

Shareholders

As of September 30, 2010, the Company had approximately 145 shareholders of record and estimates its total number of beneficial shareholders at approximately 1,000.

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

The holders of the Series A Convertible preferred stock are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors. During the fiscal years ended September 30, 2010 and 2009, the Company’s Board of Directors declared in-kind dividends in the aggregate of 3,093 and 5,407 shares of Series A preferred stock, in payment of approximately $386,000 and $676,000, respectively, for dividends accumulated through March 31 of each year. In March 2006, the Company’s shareholders approved an amendment to decrease the conversion price of the Series A preferred stock to $1.25 per share from $1.50 per share. As of September 30, 2010 and 2009, the amount of accumulated dividends for the Company’s 46,050 and 42,957 issued and outstanding shares of Series A preferred stock was approximately $208,000 and $194,000, respectively.

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

OVERVIEW

We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, National Securities Corporation (“National Securities or “NSC”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”, and collectively with National Securities and vFinance Investments, the “Broker Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients.

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

As of September 30, 2010, we had approximately 917 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 80 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 70% - 90%.

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

The Company’s critical accounting policies are as follows:

Revenue Recognition - Customer security transactions and the related commission income and expense are recorded as of the trade date. Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, NFS, Penson, Legent, ICBC and Rosenthal. The interest is billed on the customer’s average daily balance of the margin account.

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

The Company assessed the classification of its derivative financial instruments as of September 30, 2010, which consist of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under ASC 815.

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

The Company evaluated the conversion option embedded in the convertible preferred stock-Series A and determined, in accordance with the provisions of these statements, that such conversion option does not meet the criteria requiring bifurcation of these instruments. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option embedded in the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the preferred shares (as that term is defined under ASC 815). Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed under ASC 815.

However, the Company believes the certain conversion features embedded in its Preferred Stock -Series C and Series D and the related warrants issued in connection with such instruments are not clearly and closely related to the economic characteristics of the Company’s stock price. Accordingly, the Company has recognized derivative liabilities in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet date thereafter. The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2010 and 2009. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Fiscal Year 2010 Compared with Fiscal Year 2009

The Company’s fiscal year 2010 resulted in a decrease in revenues, and a comparable decrease in expenses, compared with fiscal year 2009. As a result, the Company reported a net loss of $6,635,000 compared with a net loss of $6,432,000 for the fiscal years 2010 and 2009, respectively.

	Fiscal Year		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$73,306,000	$74,809,000	$(1,503,000)	-2%
Net dealer inventory gains	14,130,000	21,343,000	(7,213,000)	-34%
Investment banking	6,530,000	3,316,000	3,214,000	97%
Interest and dividends	2,644,000	1,586,000	1,058,000	67%
Transfer fees and clearing services	8,177,000	9,377,000	(1,200,000)	-13%
Other	6,165,000	4,739,000	1,426,000	30%
	$110,952,000	$115,170,000	$(4,218,000)	-4%

Total revenues decreased $4,218,000, or 4%, in fiscal year 2010 to $110,952,000 from $115,170,000 in fiscal year 2009.  The decrease in revenues is due to less commissions earned and lower net dealer inventory gains resulting from lower margins on mark-ups due to less favorable market conditions and less favorable trading conditions;

These decreases are offset by an increase in investment banking fees resulting from a higher volume of closed transactions, an increase in interest and dividends revenues due to higher customer margin account balances and customer free cash credit balances. Transfer fees and clearing services revenues increased due to new and increased fees and other fees increased due to an increase in asset based management fees charged on a larger base of assets than in 2009.

	Fiscal Year		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$89,130,000	$92,266,000	$(3,136,000)	-3%
Employee compensation	11,749,000	12,085,000	(336,000)	-3%
Clearing fees	1,477,000	1,759,000	(282,000)	-16%
Communications	4,461,000	4,707,000	(246,000)	-5%
Occupancy and equipment costs	4,337,000	5,617,000	(1,280,000)	-23%
Professional fees	2,886,000	2,555,000	331,000	13%
Interest	1,364,000	1,242,000	122,000	10%
Taxes, licenses and registration	1,760,000	1,371,000	389,000	28%
	$117,164,000	$121,602,000	$(4,438,000)	-4%
NM: Not meaningful

In comparison with the 4% decrease in total revenues, total expenses decreased 4%, or $4,438,000, to $117,164,000 for fiscal year 2010 compared to $121,602,000 in fiscal year 2009.  The decrease in total expenses is primarily the result of  lower commission expense commensurate with a decrease  in commission revenues and net dealer inventory gains, and a decrease in occupancy and equipment costs, employee compensation, clearing fees and communication costs and partially offset by an increase in professional fees, interest, and taxes, license and registration fees expenses.

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $3,136,000, or 3%, to $89,130,000 in fiscal year 2010 from $92,266,000 in fiscal year 2009. The decrease is primarily related to a decrease in related commission revenues. Commission expense includes the amortization of advances to registered representatives of $1,289,000 and $1,443,000 for fiscal years 2010 and 2009, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with our Broker Dealer Subsidiaries.

Employee compensation expense decreased $336,000, or 3%, to $11,749,000 in fiscal year 2010 from $12,085,000 in fiscal year 2009. The decrease is primarily attributable to a lower amortization of the stock-based compensation fair value. The amortization of stock based compensation was $532,000 and $878,000 for fiscal years 2010 and 2009, respectively. Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 92% from 91% in fiscal years 2010 and 2009, respectively, as a result of slightly higher average payout costs on commission revenue.

Clearing fees decreased $282,000, or 16%, to $1,477,000 in fiscal year 2010 from $1,759,000 in fiscal year 2009 primarily due to a recovery of deferred clearing costs in 2010 associated with the signing of new clearing agreements.

Communication expenses decreased $246,000, or 5%, to $4,461,000 from $4,707,000 in fiscal year 2010 compared to fiscal year 2009. The decrease is primarily attributable to obtaining better bulk communications rates within our IT infrastructure. Occupancy and equipment costs decreased $1,280,000, or 23%, to $4,337,000 from $5,617,000 in fiscal year 2010 compared to fiscal year 2009. The decrease is primarily due to our consolidation of certain office space and renegotiating leases. Professional fees increased $331,000, or 13%, to $2,886,000 from $2,555,000 in fiscal year 2010 compared to fiscal year 2009. The increase in professional fees is primarily a result of costs incurred to defend and settle certain arbitrations and civil actions.

Interest expense increased $122,000, or 10%, to $1,364,000 from $1,242,000 in fiscal year 2010 compared to fiscal year 2009. The increase in interest expense is primarily attributable to the recognition of fair value of warrants issued in connection with extending the terms of certain notes payable which initially matured in fiscal 2010, offset by securing a lower interest rate on our note payable to Christopher Dewey, one of our directors. Included in interest expense is the amortization of deferred financing costs of $44,000 and $44,000 for fiscal years 2010 and 2009, respectively. Taxes, licenses and registration increased $389,000, or 28%, to $1,760,000 from $1,371,000 in fiscal year 2010 compared fiscal year 2009. The increase in taxes, licenses and registration is primarily due to a general increase in fees paid to regulators and governmental agencies.

The Company reported a net loss of $6,635,000 in fiscal year 2010 compared to a net loss of $6,432,000 in fiscal year 2009. The net loss attributable to common stockholders in fiscal year 2010 was $7,021,000, or $0.41 per common share, as compared to a net loss attributable to common of $6,794,000, or $0.41 per common share in fiscal year 2009. The net loss attributable to common stockholders for fiscal years 2010 and 2009 reflects $386,000 and $362,000, respectively, of cumulative Preferred Stock dividends on the Company’s Preferred Stock.

Liquidity and Capital Resources

At September 30, 2010 and 2009, 62% and 61% of our total assets consisted of cash and cash equivalents, marketable securities owned and receivables from clearing brokers and other broker dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace. Allocation of cash into marketable securities classes are dependent upon overall market activity, but the majority of our securities owned are in municipal securities and common stock.

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At September 30, 2010, National Securities’ net capital exceeded the requirement by $367,000. Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000, and at September 30, 2010 the firms had excess net capital of $515,000 and $172,000 respectively.

Advances, dividend payments and other equity withdrawals from the Company’s Broker Dealer subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During 20010 and 2009, the broker dealer subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

Our primary sources of liquidity include our cash flow from operations, the sale of our securities and other financing activities. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least 2010. However, we may need to raise funds to enhance our working capital and use them for strategic purposes.

Cash used in operating activities for the fiscal year 2010 amounted to $4.3 million, which was primarily due to our net loss of $6,635,000, adjusted for the following non-cash expenses:

•	Depreciation and amortization of $1,348,000;
•	Amortization of note discount of $394,000;
•	Fair value of options of $532,000;
•	Fair value of warrants issued in connection with financing matters of $209,000;
•	Net realized and unrealized gain on securities of $178,000;and
•	Increase in fair value of derivative liabilities of $376,000.

Additionally our cash used in operating activities was further adjusted by the following changes to our operating assets and liabilities:

•
Decrease in receivables and accounts payable of $2,359,000 and $3,068,000 respectively. The decrease in receivables is primarily due to a decrease in receivables from clearing firms resulting from lower revenues during the month of September year over year, and the decrease in payables is primarily due our ability to pay our accounts payable in a shorter period of time.

Cash used in investing activities during fiscal year 2010 consisted of recurring purchases of office equipment usually through the use of capital leases in the amount of $691,000.

Cash provided by financing activities of $3,850,000 during fiscal 2010 consists of the following:

•	We generated proceeds of $1,666,000 and $1,700,000 from the issuance of subordinated offerings and issuance of preferred stock in June 2010 and September 2010, respectively; and
•	We generated proceeds from the sale of a 24.9% interest in EquityStation of $800,000.

These cash inflows were offset by the repayment of notes payable of $100,000 and payment of financing costs of $216,000.

Cash used in operating activities for the fiscal year 2009 amounted to $377,000, which was primarily due to our net loss of $6,432,000, reduced by non-cash adjustments of $1,336,000 in depreciation and amortization, $878,000 in stock compensation expense and $435,000 in amortization of note discount. A decrease in receivables from our clearing firms of $612,000, a decrease in securities owned at market value of $494,000, a decrease in other assets of $250,000, and an increase in accounts payable and accrued expenses of $2,143,000 further contributed to the reduction in cash used in operations.

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

On March 31, 2008, the Company completed a financing transaction under which St. Cloud, an affiliated entity of Marshall S. Geller, a director of the Company, made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share. The promissory note matures in March 2012, is convertible into common stock at a price of $2.00 per share and has a stated interest rate of 10% per annum. In accordance with professional standards the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument. These amounts, totaling approximately $791,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

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

In February 2010, National Securities and vFinance Investments entered into separate but coterminous clearing agreements with NFS that became effective in January 2010. NFS agreed to waive monthly clearance and execution fees in 2010for vFinance Investments as a result of the new clearing agreement in an amount not to exceed $250,000. This credit was issued in full by March 31, 2010 and is being amortized over the term of the clearing agreement, and as of September 20, 2010 the balance of the unamortized deferred credit was approximately $210,000. Additionally, NFS agrees to waive the monthly clearance and execution fees for vFinance Investments beginning in January 2011 in an amount not to exceed an additional $250,000. The clearing agreements also include a termination fee if either Broker Dealer terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Penson, Legent, ICBC and Rosenthal. The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

In April 2009, the Company completed a financing transaction with an unaffiliated third party under which the investor purchased a promissory note in the principal amount of $500,000, which was subsequently converted into 666,666 shares of the Company’s common stock.

In June 2009, National Securities was approved by FINRA to receive a Subordinated loan from Legent for $100,000. This loan was granted subsequent to National Securities signing a clearing agreement with Legent, to clear a portion of the business. This loan accrues interest at the rate of 4.5% but both interest and principal are forgivable after one year as long as National Securities remains in good standing with Legent. In July 2010, National Securities recorded the income associated with the forgiveness of this subordinated debt.

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

As of September 30, 2010, advances to registered representatives decreased $1,439,000 to $1,441,000 from $2,880,000. This decrease is attributable to the amortization of advances in fiscal year 2010 for loans made during 2010 and prior years offset by new advances made to registered representatives who became affiliated with National Securities during fiscal year 2010.

The Company has historically satisfied its capital needs with cash generated from operations or from financing activities. The Company believes that it will have sufficient funds to maintain its current level of business activities during fiscal year 2011. If market conditions should weaken, the Company would need to consider curtailing certain of its business activities, reducing its fixed overhead costs and/or seek additional sources of financing.

The following table shows the contractual obligations of the Company as of September 30, 2010:

Fiscal Year Ending	Notes Payable	Secured Demand & Subordinated Notes	Capital and Operating Leases	Total
2011	$500,000	$750,000	$3,454,000	$4,704,000
2012	6,000,000	-	3,012,000	9,012,000
2013	-	-	2,717,000	2,717,000
2014	-	-	1,165,000	1,165,000
Thereafter	-	-	1,713,000	1,713,000
Less: Debt discount	(642,000)	-	-	(642,000)
	$5,858,000	$750,000	$12,061,000	$18,669,000

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

Recently Issued Accounting Standards

Accounting for Decreases in Ownership of a Subsidiary:

The FASB issued Accounting Standards Update (“ASU”) No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables. This guidance is effective for interim and annual periods ending on or after December 15, 2010. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for decreases in ownership of a subsidiary - In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2010. We have adopted this guidance and it did not have an effect on the accompanying consolidated financial statements.

Improving Disclosures about Fair Value Measurements:

The FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820-10) – Improving Disclosures about Fair Value Measurements.”

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that requires new disclosures as follows:

1.
Transfers in and out of Level 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number.)

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that clarifies existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

We adopted the requirements of ASU No. 2010-06 in this 10-K.

Accounting For Distributions to Shareholders:

In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance was effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

Earnings per Share:

In September 2009, the FASB issued the ASU No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to ASC Topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurement and Disclosures:

In September 2009, the FASB issued ASU No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to ASC section 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in ASC section 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to ASC section 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.	A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets.

2.
Another valuation technique that is consistent with the principles of ASC topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

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

The following table shows the market values of the Company's marketable and non-marketable securities owned and securities sold, but not yet purchased as of September 30, 2010:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks –marketable	$72,000	$21,000
Municipal bonds - marketable	608,000	0
Restricted stock and warrants – non-marketable	57,000	-
Total	$737,000	$21,000

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended September 30, 2010.

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

The Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of September 30, 2010, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2010.

Management believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in internal controls: We have continually had in place systems relating to internal controls over financial reporting. There were no significant changes in the Company’s internal controls over financial reporting identified with the evaluation thereof during the quarter ended September 30, 2010 or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such controls and procedures requiring corrective actions with the exception of the following:

On August 6, 2010, we filed amendments to our quarterly reports for the periods ended December 31, 2009 and March 31, 2010. We restated our financial statements for such periods. The restatements were due to certain material weaknesses in our internal control over financial reporting. We have taken steps to remediate the weaknesses in our internal controls discovered as a result of our accounting review which led to the correction of certain errors and believe that such weaknesses in internal control for the quarterly periods as of March 31, 2010 have been fully remediated.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2010 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The other information required by this Item will be included in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following financial statements are included in Part II, Item 8:

1.        Financial Statements
Independent Auditors' Reports
Consolidated Financial Statements
Statements of Financial Condition, September 30, 2010 and September 30, 2009
Statements of Operations for the Years ended September 30, 2010 and September 30, 2009
Statement of Changes in Stockholders' Equity for the Years ended September 30, 2010 and September 30, 2009
Statements of Cash Flows for the Years ended September 30, 2010 and September 30, 2009
Notes to Consolidated Financial Statements

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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 29, 2010	By:	/s/Mark Goldwasser
Mark Goldwasser
Chairman and Chief Executive Officer

Date: December 29, 2010	By:	/s/Alan B. Levin
Alan B. Levin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2010	By:	/s/Mark Goldwasser
Mark Goldwasser,
Chairman, Chief Executive Officer and Director

Date: December 29, 2010	By:	/s/Leonard J. Sokolow
Leonard J. Sokolow
Vice Chairman, President and Director

Date: December 29, 2010	By:	/s/ Christopher C. Dewey
Christopher C. Dewey
Vice Chairman and Director

Date: December 29, 2010	By:	/s/Marshall S. Geller
Marshall S. Geller, Director

Date: December 29, 2010	By:	/s/Robert W. Lautz, Jr.
Robert W. Lautz, Jr., Director

Date: December 29, 2010	By:	/s/ Jorge A. Ortega, Director
Jorge A. Ortega, Director

Date: December 29, 2010	By:	/s/ Paul J. Coviello, Director
Paul J. Coviello, Director

Date: December 29, 2010	By:	/s/ Frank S. Plimpton, Director
Frank S. Plimpton, Director

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

3.8
Certificate of Designation of Series C Preferred Stock, filed with the Secretary of State of the State of Delaware on July 12, 2010, previously filed as Exhibit 3.8 to Form 8-K in July 2010 and hereby incorporated by reference.

3.9
Certificate of Correction to the Certificate of Designation of Series C Preferred Stock, filed with the Secretary of State of the State of Delaware on July 13, 2010, previously filed as Exhibit 3.8 to Form 8-K in July 2010 and hereby incorporated by reference.

3.10
Certificate of Designation of Series D Preferred Stock, filed with the Secretary of State of the State of Delaware on September 29, 2010, previously filed as Exhibit 3.8 to Form 8-K in July 2010 and hereby incorporated by reference.

3.11	Certificate of Elimination of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 23, 2010.

4.1	Form of Warrant, previously filed as Exhibit 4.4 to Form 8-K in February 2007 and hereby incorporated by reference.

4.2	Form of 10% Promissory Note, previously filed as Exhibit 4.5 to Form 8-K in February 2007 and hereby incorporated by reference.

4.3	Form of Warrant, previously filed as Exhibit 4.6 to Form 8-K in April 2008 and hereby incorporated by reference.

4.4	Form of 10% Senior Subordinated Convertible Promissory Note, previously filed as Exhibit 4.7 to Form 8-K in April 2008 and hereby incorporated by reference.

4.5	Warrant, dated as of June 30, 2008, previously filed as Exhibit 4.8 to Form 8-K in July 2008 and hereby incorporated by reference.

4.6	10% Senior Subordinated Convertible Promissory Note dated June 30, 2008, previously filed as Exhibit 4.9 to Form 8-K in July 2008 and hereby incorporated by reference.

4.7	Warrant, dated as of September 9, 2009.

4.8	Warrant, dated as of September 9, 2009 to Christopher C. Dewey.

4.9	Form of Warrant, dated July 12, 2010, previously filed as Exhibit 3.8 to Form 8-K in July 2010 and hereby incorporated by reference.

4.10	Form of Warrant, dated September 29, 2010, previously filed as Exhibit 3.8 to Form 8-K in October 2010 and hereby incorporated by reference.

4.11	Form of Series C Warrant, dated September 29, 2010, previously filed as Exhibit 3.8 to Form 8-K in October 2010 and hereby incorporated by reference.

10.1	Office lease, Chicago, Illinois, previously filed as Exhibit 10.27 to Form 10-K in December 1996 and hereby incorporated by reference.

10.2	Amended office lease, Chicago, Illinois, previously filed as Exhibit 10.29 to Form 10-K in December 1996 and hereby incorporated by reference.

10.3	Office lease, Seattle, Washington previously filed as Exhibit 10.20 to Form 10-K in December 1999 and hereby incorporated by reference.

10.4*	2001 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2001 and hereby incorporated by reference.

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

10.35
Securities Purchase Agreement, dated as of July 12, 2010 by and between National Holdings Corporation and the investors signatory thereto, previously filed as Exhibit 10.35 to Form 8-K in July 2010 and hereby incorporated by reference.

10.36
Registration Rights Agreement, dated as of July 12, 2010 by and between National Holdings Corporation and the investors signatory thereto, previously filed as Exhibit 10.35 to Form 8-K in July 2010 and hereby incorporated by reference.

10.37
Share Purchase Agreement, dated as of July 21, 2010 by and between EquityStation, Inc., vFinance Investments Holdings, Inc. and Osage, LLC, previously filed as Exhibit 10.37 to Form 8-K on July 21, 2010 and hereby incorporated by reference.

10.38
Note Purchase Agreement, dated as of June 4, 2010 by and between National Holdings Corporation and the investors signatory thereto, previously filed as Exhibit 10.38 to Form 10-Q in August 2010 and hereby incorporated by reference.

10.39
Right of First Refusal Agreement, dated Jun3 4, 2010, by and between National Holdings Corporation and Frank Plimpton, previously filed as Exhibit 10.39 to Form 10-Q in August 2010 and hereby incorporated by reference.

10.40
Amendment No.4 to Forbearance Agreement, dated as of June 4, 2010, by and between National Holdings Corporation and Christopher C. Dewey previously filed as Exhibit 10.40 to Form 10-Q in August 2010 and hereby incorporated by reference.

10.41
Securities Purchase Agreement, dated as of September 29, 2010 by and between National Holdings Corporation and the investors signatory thereto, previously filed as Exhibit 10.37 to Form 8-K in October 2010 and hereby incorporated by reference.

10.36
Registration Rights Agreement, dated as of September 29, 2010 by and between National Holdings Corporation and the investors signatory thereto, previously filed as Exhibit 10.38 to Form 8-K in October 2010 and hereby incorporated by reference.

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

We have audited the accompanying consolidated statements of financial condition of National Holdings Corporation and Subsidiaries (the "Company") as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years ended September 30, 2010 and 2009, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and Subsidiaries as of September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the two years ended September 30, 2010 and 2009, respectively, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP Certified Public Accountants

Boca Raton, Florida
December 13, 2010

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS
	September 30,
Current Assets	2010	2009
Cash	$5,390,000	$6,493,000
Deposit with clearing organizations	1,159,000	1,212,000
Receivables from broker dealers and clearing organizations	3,518,000	4,910,000
Other receivables, net of allowance for uncollectible accounts of
$402,000 and $630,000 at September 30, 2010 and 2009, respectively	804,000	332,000
Advances to registered representatives - Current portion	1,026,000	1,784,000
Securities owned: marketable – at market value	680,000	631,000
Securities owned: nonmarketable – at fair value	57,000	60,000
Total Current Assets	12,634,000	15,422,000

Advances to registered representatives - Long term portion	415,000	1,096,000
Fixed assets, net	1,127,000	1,163,000
Secured demand note	500,000	500,000
Intangible assets, net	1,708,000	2,329,000
Other assets	996,000	1,132,000
Total Assets	$17,380,000	$21,642,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$11,079,000	$14,162,000
Derivative liabilities	4,331,000	-
Payable to broker dealers and clearing organizations	169,000	299,000
Securities sold, but not yet purchased, at market	21,000	4,000
Notes payable	500,000	500,000
Total Current Liabilities	16,100,000	14,965,000

Accrued expenses and other liabilities - Long term portion	864,000	719,000
Convertible notes payable, net of debt discount of $642,000 and $1,036,000
at September 30, 2010 and 2009, respectively	5,358,000	4,964,000
Total Liabilities, before subordinated borrowings and other liabilities	22,322,000	20,648,000

Subordinated borrowings	750,000	850,000

Preferred Stock, $0.01 par value, 134,500 shares authorized; 94,167 shares designated as Series C and D issued and outstanding	537,000	-

Total Liabilities	23,609,000	21,498,000

National Hodldings Corporation Stockholders' Equity
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 46,050 shares issued and outstanding (liquidation preference:
$4,605,000) at September 30, 2010 and 42,957 shares issued and outstanding
(liquidation preference: $4,295,700) at September 30, 2009	-	-
Common stock, $.02 par value, 50,000,000 shares authorized;
17,276,704 shares issued and outstanding,at September 30, 2010 and
17,151,704 issued and outstanding at September 30, 2009	346,000	343,000
Additional paid-in capital	43,132,000	41,195,000
Subscription receivable	(1,334,000)	-
Accumulated deficit	(48,415,000)	(41,394,000)
Total National Holdings Corporation Stockholders' Equity	(6,271,000)	144,000

Non Controlling Interest	42,000	-

Total Liabilities and Stockholders' Equity	$17,380,000	$21,642,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2010	2009
Revenues
Commissions	$73,306,000	$74,809,000
Net dealer inventory gains	14,130,000	21,343,000
Investment banking	6,530,000	3,316,000
Total commission and fee revenues	93,966,000	99,468,000

Interest and dividends	2,644,000	1,586,000
Transfer fees and clearing services	8,177,000	9,377,000
Other	6,165,000	4,739,000
Total Revenues	110,952,000	115,170,000

Operating Expenses
Commissions and fees	89,130,000	92,266,000
Employee compensation and related expenses	11,749,000	12,085,000
Clearing fees	1,477,000	1,759,000
Communications	4,461,000	4,707,000
Occupancy, equipment and other administrative costs	4,337,000	5,617,000
Professional fees	2,886,000	2,555,000
Interest	1,364,000	1,242,000
Taxes, licenses, registration	1,760,000	1,371,000
Total Operating Expenses	117,164,000	121,602,000

Net Loss from Operations	(6,212,000)	(6,432,000)

Other Income (Expense)
Other Expense	(57,000)	-
Change in fair value of derivative	(376,000)	-
Total Other Income (Expense)	(433,000)	-

Net loss before non-controlling interest	(6,645,000)	(6,432,000)
Non-controlling interest	(10,000)	-
Net loss	(6,635,000)	(6,432,000)

Preferred stock dividends	(386,000)	(362,000)

Net loss attributable to common stockholders	$(7,021,000)	$(6,794,000)

LOSS PER COMMON SHARE
Net income (loss) attributable to common stockholders: Basic and diluted	$(0.41)	$(0.41)

Weighted average number of shares outstanding: Basic and diluted	17,214,204	16,760,243

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2010 and SEPTEMBER 30, 2009

								Total
	Preferred Stock		Common Stock		Additional	Subscription	Accumulated	Stockholders'
	Shares	$	Shares	$	Paid-in Capital	Receivable	Deficit	Equity (Deficit)
BALANCE, September 30, 2008	37,550	$-	16,422,538	$328,000	$39,279,000	$-	$(34,286,000)	5,321,000

Common stock issued in private placement	-	-	666,666	14,000	254,000	-	-	268,000

Fair value of stock options	-	-	-	-	878,000	-	-	878,000

Common stock issued in exchange for services	-	-	62,500	1,000	62,000	-	-	63,000

Issuance of Series A preferred stock dividend	5,407				676,000	-	(676,000)

Forbearance agreement warrant repricing	-	-	-	-	46,000	-	-	46,000

Net loss	-	-	-	-	-	-	(6,432,000)	(6,432,000)
BALANCE, September 30, 2009	42,957	-	17,151,704	343,000	41,195,000	-	(41,394,000)	144,000

Subscription receivable from Series D preferred stock	-	-	-	-	-	(1,334,000)	-	(1,334,000)

Fair value of stock options	-	-	-	-	532,000	-	-	532,000

Contribution from non-controlling interest	-	-	-	-	748,000	-	-	748,000

Fair value of shares issued pursuant to settlement	-	-	125,000	3,000	62,000	-	-	65,000

Issuance of Series A preferred stock dividend	3,093	-	-	-	386,000	-	(386,000)	-

Fair value of warrants issued in connection with financing	-	-	-	-	209,000	-	-	209,000

Net loss	-	-	-	-	-	-	(6,635,000)	(6,635,000)
BALANCE, September 30, 2010	46,050	$-	17,276,704	$346,000	$43,132,000	$(1,334,000)	$(48,415,000)	$(6,271,000)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,635,000)	$(6,432,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,348,000	1,335,000
Amortization of deferred financing costs	28,000	49,000
Amortization of note discount	394,000	435,000
Fair value of options	532,000	878,000
Warrant issuance and repricing for forbearance of notes payable	209,000	46,000
Fair value of shares issued in exchange for services	-	63,000
Net realized and unrealized gain on securities	(178,000)	(150,000)
Non-contolling interest	(10,000)	-
Increase in fair value of derivative liabilities	376,000	-
Fair value of shares issued pursuant to settlement	65,000	-
Changes in assets and liabilities
Deposits with clearing organizations	53,000	(2,000)
Receivables from broker-dealers, clearing organizations and others	2,359,000	612,000
Securities owned: marketable, at market value	129,000	494,000
Securities owned: non-marketable, at fair value	3,000	(11,000)
Other assets	108,000	250,000
Accounts payable, accrued expenses and other liabilities	(3,068,000)	2,116,000
Accrued interest payable	8,000	-
Securities sold, but not yet purchased, at market	17,000	(60,000)
Net cash used in operating activities	(4,262,000)	(377,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(691,000)	(635,000)
Net cash (used in) investing activities	(691,000)	(635,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(100,000)	(500,000)
Net proceeds from issuance of preferred stock	1,666,000	-
Net proceeds from subordinated borrowings	1,700,000	350,000
Net proceeds from private placement	-	268,000
Payment of financing costs	(216,000)	-
Proceeds from the sale of interest in subsidiary	800,000	-
Net cash provided by financing activities	3,850,000	118,000

NET INCREASE (DECREASE) IN CASH	(1,103,000)	(894,000)

CASH BALANCE
Beginning of the year	6,493,000	7,387,000
End of the year	$5,390,000	$6,493,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$775,547	$574,000
Income taxes	$-	$80,000
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Warrants issued in connection with debt	$-	$112,500
Conversion of subordinated debt in shares of preferred stock	$1,708,000	$-
Embedded conversion features	$3,955,000	$-
Series A preferred stock dividends	$386,000	$362,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and SEPTEMBER 30, 2009

NOTE 1. ORGANIZATION

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, is a financial services organization, operating primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities” or “NSC”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”) (collectively, the “Broker Dealer Subsidiaries”). The Broker Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.

Through its Broker Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 46,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 4,100 micro and small cap stocks and provides liquidity in the United States Treasury marketplace. The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

In July 1994, National Securities formed a wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"). NAM is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

In 2006, National formed a wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”). National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities. National Insurance finalized certain requisite state registrations during the second quarter of fiscal year 2007 and commenced business operations that to date have been de minimus.

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

Customer security transactions and the related commission income and expense are recorded on a trade date basis. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC (“NFS”), Penson Financial Services, Inc. (“Penson”), Legent Clearing LLC (“Legent”), ICBC, formerly known as Fortis Securities, LLC (“ICBC”) and Rosenthal Collins Group, LLC. (“Rosenthal”). The interest is billed on the average daily balance of the margin account.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2010 and September 30, 2009, with the exception of its subordinated borrowings and securities owned- nonmarketable. The carrying amounts of the convertible promissory notes at September 30, 2010 and 2009 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents may include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2010 and September 30, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The fair value of the derivative liabilities is based on the quoted market prices of the Company’s stock.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

The Company assessed the classification of its derivative financial instruments as of September 30, 2010, which consist of common stock purchase warrants, and determined that such derivatives are accounted for in accordance with professional standards.

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

	Years Ended
	September 30,	September 30,
	2010	2009
Numerator:
Net loss	$(6,635,000)	$(6,432,000)
Preferred stock dividends	(386,000)	(362,000)
Numerator for basic earnings per share--net income (loss)
attributable to common stockholders - as reported	(7,021,000)	(6,794,000)

Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share--net income (loss)
attributable to common stockholders - as adjusted	$(7,021,000)	$(6,794,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	17,214,204	16,760,243
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	17,214,204	16,760,243

Net loss available to common stockholders
Basic and diluted	$(0.41)	$(0.41)

The weighted-average anti-dilutive common share equivalents are as follows:

	Years Ended
	September 30,
	2010	2009

Series A Preferred Stock	3,684,000	3,684,000
Series C Preferred Stock	854,173	-
Series D Preferred Stock	16,438	-
Convertible notes payable	3,375,000	3,375,000
Options	5,259,593	6,399,903
Warrants	5,016,207	2,034,924
	18,205,411	15,493,827

The anti-dilutive common shares outstanding at September 30, are as follows:

	Years Ended
	September 30,
	2010	2009

Series A Preferred Stock	3,684,000	3,684,000
Series C Preferred Stock	3,416,691	-
Series D Preferred Stock	6,000,000	-
Convertible notes payable	3,375,000	3,375,000
Options	5,259,953	5,912,165
Warrants	12,103,942	2,090,474
	33,839,586	15,061,639

Stock-Based Compensation

During fiscal years 2010 and 2009, the Company granted 340,000 and 90,000 stock options, respectively, with a fair value of approximately $160,000 and $56,000, respectively. A charge of $532,000 and $878,000 was recorded in fiscal years 2010 and 2009, respectively, relating to the amortization of the fair value associated with all option grants.

In fiscal year 2007, the Company granted 50,000 shares of restricted stock with a fair value of $111,000. The fair value of the grant will be charged to the statement of operations over the four-year vesting period. During the fiscal years ended September 30, 2010 and 2009 the Company recognized a charge of $28,000, for both years respectively, for the amortization of this grant.

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2010 and 2009. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

The principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended
	September 30,	September 30,
	2010	2009
Assumptions:
Risk-free interest rate	2.06% - 2.38%	1.47% - 2.19%
Expected life, in years	5	5
Expected volatility	30% - 87%	78% - 82%

As of September 30, 2010, there was $400,000 of total unrecognized deferred compensation costs related to share-based compensation arrangements.  The Company has experienced a historic forfeiture rate of approximately 38% on previously granted stock options and expects that future forfeitures will be consistent with this experience.

A summary of the status of the Company’s non-vested shares as of September 30, 2010, and changes during the fiscal year then ended is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2009	1,916,741	$1.61
Granted	300,000	0.69
Vested	(521,248)	1.66
Expired	(538,828)	1.51
Nonvested at September 30, 2010	1,156,665	$1.40

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

The Company maintains cash with major financial institutions. All interest bearing accounts are insured up to $250,000. On October 14, 2008 the FDIC announced its temporary Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program. The transaction account guarantee applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2012. As a result of this coverage the Company believes it is not exposed to any significant credit risks for cash.

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

Securities Owned

Marketable securities which consist of publicly traded unrestricted common stock and bonds are valued at the closing price on the valuation date. Non-marketable securities which consist partly of restricted common stock and of non-tradable warrants exercisable into freely trading common stock of public companies are carried at market value or as required, at fair value as determined in good faith by management.

Other Assets

Other assets consist primarily of prepaid expenses and lease deposits.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. ASC 450-10, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our results of operations, financial position, or our cash flows.

Recently Issued Accounting Standards

Accounting for Decreases in Ownership of a Subsidiary:

The FASB issued Accounting Standards Update (“ASU”) No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables. This guidance is effective for interim and annual periods ending on or after December 15, 2010. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for decreases in ownership of a subsidiary - In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2010. We have adopted this guidance and it did not have an effect on the accompanying consolidated financial statements.

Improving Disclosures about Fair Value Measurements:

The FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820-10) – Improving Disclosures about Fair Value Measurements.”

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that requires new disclosures as follows:

1. Transfers in and out of Level 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number.)

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that clarifies existing disclosures as follows:

1. Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2. Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

We adopted the requirements of ASU No. 2010-06 in this Form 10-K.

Accounting For Distributions to Shareholders:

In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance was effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

Earnings per Share:

In September 2009, the FASB issued the ASU No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to ASC Topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurement and Disclosures:

In September 2009, the FASB issued ASU No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to ASC section 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in ASC section 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to ASC section 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.	A valuation technique that uses: (a)the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets.

2.
Another valuation technique that is consistent with the principles of ASC topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3. CLEARING AGREEMENTS

In February 2010, National Securities and vFinance Investments entered into separate but coterminous clearing agreements with NFS that became effective in January 2010. NFS agreed to waive monthly clearance and execution fees in 2010for vFinance Investments as a result of the new clearing agreement in an amount not to exceed $250,000. This clearing credit is being amortized over the term of the clearing agreement, and as of September 20, 2010 the balance of the unamortized deferred credit was approximately $210,000. Additionally, NFS agrees to waive the monthly clearance and execution fees for vFinance Investments beginning in January 2011 in an amount not to exceed an additional $250,000. The clearing agreements also include a termination fee if either Broker Dealer terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Penson, Legent, ICBC and Rosenthal. The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

NOTE 4. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At September 30, 2010 and 2009, the receivables of $3,518,000 and $4,910,000 respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions. At September 30, 2010 and 2009, the amounts payable to broker-dealers and clearing organizations of $169,000 and $299,000 respectively, represent amounts owed to clearing firms for fees on unsettled transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 5. OTHER RECEIVABLES

An analysis of other receivables and the allowance for uncollectible accounts on such receivables, for the fiscal years ended September 30, 2010 and 2009 is as follows:

Other
Receivables
Balance, September 30, 2008	$580,000
Additions	3,378,000
Collections	(3,854,000)
Change in allowance for uncollectable	228,000
Balance, September 30, 2009	332,000
Additions	8,996,000
Collections	(8,603,000)
Change in allowance for uncollectable	79,000
Balance, September 30, 2010	$804,000

NOTE 6. ADVANCES TO REGISTERED REPRESNTATIVES

An analysis of advances to registered representatives for the fiscal years ended September 30, 2009 and 2010 is as follows:

Balance, September 30, 2008	$4,463,000
Advances	853,000
Amortization or repayment of advances	(2,436,000)
Balance, September 30, 2009	2,880,000
Advances	300,000
Amortization or repayment of advances	(1,739,000)
Balance, September 30, 2010	$1,441,000

The unamortized advances outstanding at September 30, 2010 and 2009 attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation were $0 and $0 respectively.

NOTE 7. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET – MARKETABLE

Fair Value Measurements

As of September 30, 2010
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$72,000	-	-	$72,000
Corporate bonds	-	-	-	-
Government obligations	608,000	-	-	608,000
Restricted stock	-	57,000	-	57,000
	$680,000	$57,000	$-	$737,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$21,000	-	-	$21,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$21,000	$-	$-	$21,000

As of September 30, 2009
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$86,000	-	-	$86,000
Corporate bonds	3,000	-	-	3,000
Government obligations	542,000	-	-	542,000
Restricted stock	-	60,000	-	60,000
	$631,000	$60,000	$-	$691,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$4,000	-	-	$4,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$4,000	$-	$-	$4,000

Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected in the consolidated statements of financial condition.

Securities owned, non-marketable, which consist of restricted common stock that is not readily traded and warrants to purchase common stock.

NOTE 8. FIXED ASSETS

Fixed assets as of September 30, 2010 and 2009, respectively, consist of the following:

	September 30,
	2010	2009	Estimated Useful Lives
Equipment	$2,420,000	$2,294,000	5 years
Furniture and fixtures	462,000	341,000	5 years
Leasehold improvements	774,000	576,000	Lesser of useful life or term of lease
Capital Leases (Primarily composed of Computer Equipment)	2,186,000	1,940,000	5 years
	5,842,000	5,151,000
Less accumulated depreciation	(4,715,000)	(3,988,000)
Fixed assets - net	$1,127,000	$1,163,000

Depreciation expense for the years ended September 30, 2010 and 2009 was $727,000 and $714,000 respectively.

NOTE 9. INTANGIBLE ASSETS

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

Based on this method, the Company determined that the adjusted carrying basis of its intangible assets resulting from its merger with vFinance amounts to $1,708,000 at September 30, 2010. The remaining intangible asset will be amortized over the balance of the assets original life for 2.75 years. Amortization of the Company’s intangible asset for the fiscal years ending September 30, 2010 and 2009 was $621,000 and $621,000, respectively.

The following table demonstrates the amortization management expects to be taken in future years:

Fiscal Year Ending
2011	$621,000
2012	621,000
2013	466,000

$1,708,000

NOTE 10. OTHER ASSETS

Other assets as of September 30, 2010 and 2009 respectively, consist of the following:

	September 30,
	2010	2009
Prepaid expenses	$579,000	$659,000
Deposits	184,000	184,000
Investments in unaffiliated entity	162,000	162,000
Deferred financing costs	71,000	114,000
Other	-	13,000
Total	$996,000	$1,132,000

NOTE 11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities, as a part of current liabilities, as of September 30, 2010 and 2009 respectively, consist of the following:

	September 30,
	2010	2009
Commissions payable	$6,037,000	$7,745,000
Deferred clearing fee credits	210,000	94,000
Telecommunications vendors payable	80,000	82,000
Legal payable	575,000	663,000
Deferred rent payable	373,000	33,000
Accrued compensation	702,000	757,000
Capital lease liability	540,000	703,000
Other vendors	3,426,000	4,085,000
Total	$11,943,000	$14,162,000

NOTE 12. CONVERTIBLE NOTES PAYABLE

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

The following table summarizes convertible notes payable at September 30, 2010.

	September 30,
	2010	2009
10% convertible notes payable	$6,000,000	$6,000,000
Less: Debt discount	(642,000)	(1,036,000)
	$5,358,000	$4,964,000

The Company incurred interest expense related to its convertible notes of $600,000 and $391,000 for the fiscal years ended September 30, 2010 and 2009, respectively.

NOTE 13. NOTES PAYABLE – RELATED PARTY

In February 2007, the Company completed a financing transaction under which certain investors purchased 10% promissory notes in the principal amount of $1.0 million, with warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.40 per share. The promissory notes initially matured in February 2009, and had a stated interest rate of 10% per annum. The Company obtained forbearance agreements from the lenders and as a result, re-priced some of the warrants down to an exercise price of $0.75 per share. The Company recalculated the fair value of the warrants and took an incremental charge of approximately $46,000 recorded as interest expense, in accordance with professional standards. During 2009 the Company repaid $500,000 of the notes payable and the other $500,000 had been extended to a new maturity of May 2010. In June 2010, the remaining lender agreed to extend the maturity date to March 31, 2011, in consideration of a warrants grant to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.50.

This note is made by Christopher Dewey, one of the Company’s directors. The Company incurred interest expense related to this note of $35,000 and $50,000 for the fiscal years ended September 30, 2010 and 2009, respectively.

NOTE 14. SECURED DEMAND NOTE / SUBORDINATED BORROWINGS

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

In June 2009, National Securities was approved by the FINRA to receive a Subordinated loan from Legent for $100,000. This loan was granted subsequent to National Securities signing a clearing agreement with Legent, to clear a portion of its business. This loan is forgivable after one year and National Securities bringing over a certain number of assets to the Legent clearing platform.

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

In July 2010, The Company generated proceeds of approximately $1.7 million from subordinated borrowings. The subordinated borrowings bore interest at 8%, matured in July 2010 and were unsecured. Such subordinated Borrowings were converted in Series C preferred Shares during July 2010.

NOTE 15. DERIVATIVE LIABILITIES

During fiscal 2010, the Company issued shares of Series C and Series D Preferred Stock and associated warrants. The terms of the Series C and Series D Preferred stock and associated warrants include a subsequent financing reset provision all of which lapse in March 2011. Additionally, holders of the warrants issuant pursuant to Series D have a right to net settle their warrants in cash if there aren’t enough shares of common stock authorized to cover the issuance of shares pursuant to the exercise of such warrants. The net settlement effective price per warrant is the difference between the fair value as defined and the effective exercise price. Furthermore, the maximum number of shares required to be delivered during the period under which the warrants issued pursuant to the Series D transaction, together with all outstanding convertible debt, stock options, warrants, and Series A, C and D Preferred shares, exceeds the amount of authorized shares at September 29, 2010, their date of issuance.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could require net cash settlement, then the contract shall be classified as an asset or a liability.

Pursuant to 815-40-25-22, if the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including outstanding convertible debt or instruments, outstanding stock options and warrants, exceeds the maximum number of shares that could be required to be delivered under share settlement of the contract. The warrants issued pursuant to the Series D transactions, even if not all vested, trigger this excess. Accordingly, the share settlement of the exercise of such warrants is not within the control of the Company and should be classified as a liability.

Additionally, the Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock. While the transactions do not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they do provide for variability involving future equity offerings and issuance of equity-linked financial instruments. While the instruments do not contain an exercise contingency, other than the passage of time for the warrants, the settlement of the warrants or the Series C and D Shares would not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed stock price. Accordingly, they are not indexed to the Company’s stock price.

The Company accounts for the embedded conversion features included in its Series C and Series D preferred Stock as well as the related warrants as derivative liabilities. The aggregate fair value of derivative liabilities as of June 30, 2010 and September 30, 2010 amounted to$3,955,000 and $4,331,000, respectively. The increase of $376,000 in the fair value of the derivative liability between their respective date of issuance and September 30, 2010 is included in other expenses.

NOTE 16. INCOME TAXES

The primary difference between income tax expense at the federal statutory rate and actual tax expense is due to the utilization of net operating loss carryovers. The Company did not record a provision for income taxes due to the utilization of net operating losses.

Years Ended
September 30,
	2010	2009
Federal income tax provision (benfit)	$-	$-
State income tax provision (benfit)	-	-
	$-	$-

The income tax provision (benefit) related to income (loss) from continuing operations before income taxes and extraordinary items vary from the federal statutory rate as follows:

	Years Ended
	September 30,
	2010	2009
Statutory federal rate	-35.0%	-35.0%
State income taxes net of federal income tax benefit	-5.2%	-5.2%
Permanent differences for tax purposes	-9.3%	10.4%
Change in valuation allowance	49.5%	29.8%
	0.0%	0.0%

Significant components of the Company’s deferred tax assets that are included in other assets in the accompanying financial statements are as follows:

	September 30,
	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$13,739,000	$12,585,000
Reserves for uncollectible receivables	130,000	162,000
Accrued but unpaid bonuses	283,000	190,000
Derivative liabilities	1,741,000	-
Other temporary differences	135,000	88,000
Total deferred tax assets	16,028,000	13,025,000
Valuation allowance	(16,028,000)	(13,025,000)
Net deferred tax asset	$-	$-

At September 30, 2010, the Company had available net operating loss carryovers of approximately $34.2 million that may be applied against future taxable income and expires at various dates through 2030, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.  The valuation allowance for the deferred tax asset increased by $3.0 million and decreased by $412,000 during the fiscal years ended September 30, 2010 and 2009 respectively.  The net change in the valuation allowance is due principally to the net operating loss carryovers, derivative liabilities (in 2010), reserve for uncollectible accounts and other temporary differences.

The Company acquired vFinance, Inc. and subsidiaries during fiscal year 2008 and increased its consolidated tax net operating loss carry-forwards by approximately $12 million from vFinance pre-acquisition net operating losses. However, pursuant to IRC Section 382, the amount of taxable income that can be offset by these pre-acquisition net operating losses of both the Company and vFinance, Inc. is limited due to the ownership change that occurred during the year. The deferred tax asset derived from these tax loss carry-forwards have been included in consolidated deferred tax assets- net operating loss carry-forwards, and a full valuation allowance has been established since it is not more likely than not that such benefits will be recovered.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2010, the Company leases office space and equipment in various states expiring at various dates through August 2015, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2011	$3,076,000	$201,000	$2,875,000
2012	2,828,000	108,000	2,720,000
2013	2,647,000	108,000	2,539,000
2014	1,165,000	108,000	1,057,000
Thereafter	1,713,000	108,000	1,605,000
	$11,429,000	$633,000	$10,796,000

The totals amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of September 30, 2010 and September 30, 2009, the Company has recognized deferred rent payable of $221,000 and $313,000, respectively (See Note 12). Rental expense under all operating leases for the years ended September 30, 2010 and September 30, 2009 was $3,330,000 and $3,266,000 respectively. Sublease income under all operating subleases for the years ended September 30, 2010 and 2009 was approximately $335,000 and $383,000, respectively.

Litigation and Regulatory Matters

On January 3, 2008, the SEC issued and Order Instituting Administrative Proceedings against vFinance Investments, Inc., Richard Campanella and a former registered representative, alleging that vFinance violated the federal securities laws by failing to preserve and produce customer correspondence of one of its registered representative, and that the registered representative repeatedly failed to produce records and deliberately deleted data from his hard drive relating to a matter under investigation by the SEC. The alleged violations were isolated occurrences related to this registered representative and were limited to the Flemington, New Jersey branch office. The registered representative terminated his employment with vFinance on August 4, 2006, and has not been associated with vFinance since that date. On November 7, 2008, the Administrative Law Judge ruled that vFinance willfully violated Section 17(a) of the Exchange Act and Rules 17a-4(b)(4) and 17a-4(j) thereunder. As a consequence, a Cease and Desist Order was issued against vFinance with a civil monetary penalty against vFinance in the amount of $100,000.00. vFinance's appeals of the ruling were not successful. vFinance paid the civil monetary fine in full in July 2010.

In November 2009, James and Cheryl Merrill, on behalf of themselves and on behalf of all other similarly situated investors, filed a class action in the Unites States District Court, Central District of California, Southern Division, against the Company and National Securities in connection with the purchase and sale of promissory notes issued on or after September 18, 2006 by one or more of Medical Capital Holdings, Inc.’s special purpose corporations, including Medical Provider Financial Corporation III, Medical Provider Financial Corporation IV (“Medical Capital IV”), Medical Provider Funding Corporation V (“Medical Capital V”) and Medical Provider Funding Corporation VI V (“Medical Capital VI”). The class action has not yet been certified or decertified. The class members assert claims against National Securities for violations of Section 12(a)(1) of the Securities Act of 1933 (the “Securities Act”), 15 U.S.C. § 77l, and for violations of 12(a)(2) of the Securities Act, 15 U.S.C. § 77l. The class members further assert claims against the Company under Section 15 of the Securities Act, 15 U.S.C. § 770. The class members seek compensatory damages, rescission or a recessionary measure of damages, pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, all in undisclosed amounts.

In December 2009, Amos Norman (“Norman”), individually and as trustee of a trust, commenced an arbitration against National Securities and Brian Folland, a securities broker registered with NSC, before FINRA Dispute Resolution in connection with investments totaling $630,000 from National Securities ($530,000 for the Medical Capital investments and $100,000 for a Provident Royalties investment. This case was settled and our Errors and Omissions insurance made our exposure immaterial, and National made its payment in full in September 2010.

In early 2009, Vincent Falco commenced a FINRA arbitration against National Securities and two of its employees, alleging that National Securities and the registered representatives purchased unsuitable securities, failed to follow instructions regarding the use of margin, made misrepresentations of material fact and/or omitted material facts in connection with the purchase of securities, managed the account negligently, breached their contract with Mr. Falco, breached fiduciary duties owed to him, and violated FINRA Conduct Rules. Claimant further alleged that National Securities negligently supervised Mr. Alves and is vicariously liable for his conduct in tort, under a theory of respondeat superior. Finally, Claimant alleged violations of unidentified laws of the State of Florida. He sought compensatory damages from all respondents in the amount of $3,000,000, punitive damages of $9,000,000, plus disgorgement of fees, attorneys’ fees, forum fees, costs and interest, all in undisclosed amounts. This case was settled and our Errors and Omissions insurance made our exposure immaterial, and National Securities made its payment in full in March 2010.

In April 2010, claimant Brian Cali commenced a FINRA arbitration against NSC in connection with the purchase of $350,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $350,000 in compensatory damages, Claimant seeks treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on January 30 - February 3, 2012 in Pennsylvania.

In December 2009, plaintiffs Robert Adams, Joseph Billitteri, Karen L. Bopp, IRA, Bussell Living Trust DTD 12/05/96, John Gilgallon, Scott Jessen, Sharon Kreindel Revocable Trust DTD 02/09/2005, Mary Merline, James Merrill, Don Ribacchi and Lewis Wilson, each on his, her or its own behalf and on behalf of all similarly situated investors, filed a Consolidated Amended Class Action Complaint in the United States District Court, Northern District of Texas, Dallas Division, against a number of broker-dealers, including National Securities, and against a number such broker-dealers’ parent companies, including the Company, in connection with a series of offerings by Provident Royalties entities. Members of the class asserts claims against National Securities for breach of fiduciary duty and for violations of § 33(A)(2) of the Texas Securities Act, and seek to hold the Company liable for National Securities’ conduct as a control person under § 33(F)(1) of the Texas Securities Act. The class members seek compensatory damages, rescission or a recessionary measure of damages, pre-judgment interest, costs and expenses, including attorneys’ fees, all in undisclosed amounts. The Company has not yet conducted discovery into the allegations or potential defenses related to the Provident. The Company intends to defend itself vigorously in this action and believes that the eventual outcome of this matter will not have a materially adverse effect on the Company. However, the ultimate outcome of this matter cannot be determined at this time.

In December 2009, claimants Lorna Chen, Terry Darden, John Davis, Barbara Farace, David Kravetz, Janice Miyashiro and Vip Miyashiro commenced a FINRA arbitration against NSC in connection with their Provident and Medical Capital investments. The Statement of Claim essentially alleges that NSC failed to conduct adequate due diligence on these products prior to selling them to Claimants, that the products were unsuitable, and that NSC is liable for all losses in connection therewith. Ms. Chen allegedly invested $175,000 in Provident offerings, Mr. Darden allegedly invested $50,000 in Provident offerings, Mr. Davis allegedly invested $50,000 in Provident offerings and $207,000 in Medical Capital offerings, Ms. Farace allegedly invested $125,000 in Provident offerings, Mr. Kravetz allegedly invested $100,000 in Provident offerings, and Mrs. and Mrs. Miyashiro allegedly invested $25,000 in Provident offerings. All of the Claimants assert claims for negligence, breach of contract, breach of fiduciary duty and violations of Washington’s securities act. Ms. Chen, Ms. Farace and Mr. Kravetz assert an additional claim for violations of the New Jersey securities act, Mr. Darden asserts an additional claim for violations of the Texas securities act, and Mr. Agarwal asserts an additional claim for violations of the Nebraska securities act. The operative Statement of Claim seeks $737,000 in compensatory damages, plus punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on February 14 - 25, 2011 in Florida. Subsequent to this filing, the Miyashiros dismissed their claims and a new Claimant, Mr. Agarwal (who allegedly invested $30,000 in Provident offerings) was added as a Claimant.

In January 2010, claimant Alvin Coppersmith commenced a FINRA arbitration against NSC and one of its registered representatives, Brian Folland, in connection his purchases of Medical Capital at both NSC and at First Montauk, a brokerage firm with which Mr. Folland was registered prior to his registration at NSC. Specifically, Mr. Coppersmith invested $130,000 at NSC, $50,000 at First Montauk, and the Statement of Claim seeks to hold NSC jointly and severally liable with Mr. Folland for the $130,000 purchase at NSC and to hold Mr. Folland individually liable for the $50,000 purchase at First Montauk. The Statement of Claim essentially alleges that NSC and Mr. Folland failed to conduct adequate due diligence on these products prior to selling them to Claimant, that the products were unsuitable, and that NSC and Mr. Folland are liable for the losses in connection therewith. The Statement of Claim asserts claims for violations of California’s securities act, violations of the California Consumer Legal Remedies Act, common law fraud and misrepresentation, violations of various FINRA Conduct Rules, breach of fiduciary duty, negligence, negligent supervision and respondeat superior. In addition to the compensatory damages claims addressed above, Claimant seeks punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. Mr. Folland is representing himself in this matter. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on April 19 - 21, 2011 in California.

In June 2010, claimant Harold Davis commenced a FINRA arbitration against NSC in connection with the purchase of $522,400 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $522,400 in compensatory damages, Claimant seeks treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on February 27 - March 2, 2012 in Pennsylvania.

In April 2010, claimant David Dickstein commenced a FINRA arbitration against NSC in connection with the purchase of $100,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $100,000 in compensatory damages, Claimant seeks treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing in this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on December 6 - 9, 2011 in Pennsylvania.

In September 2010, claimant Anna Harguindeguy, trustee of the Pierre and Anna Harguindeguy Trust dated 12/14/87 commenced a FINRA arbitration against NSC in connection with the purchase of $100,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC failed to conduct adequate due diligence on this product prior to selling them to Claimant, that the products were unsuitable, and that NSC is liable for the losses in connection therewith. The Statement of Claim asserts claims for violations of California’s securities act, common law fraud, breach of fiduciary duty and negligent hiring and supervision. In addition to $100,000 of compensatory damages, Claimant seek punitive damages, interest, costs and fees, all in undisclosed amounts. NSC intends to timely file a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur in California on a date which has not yet been scheduled.

In April 2010, claimant Reed Kirkland commenced a FINRA arbitration against NSC in connection with the purchase of $159,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of California’s securities act, violations of California’s business and professions code and breach of fiduciary duty. In addition to the $159,000 in compensatory damages, Claimant seeks punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on May 23 - 25, 2011 in California.

In August 2010, claimant Margarita Bueno, a resident of Colombia, commenced a FINRA arbitration against vFinance, two other securities firms and four brokers (two of whom have never been registered at vFinance). The Statement of Claim, filed by Ms. Bueno pro se alleges that each of the firms and each of the brokers are liable to her, in different amounts, and for different reasons, although she fails to allege any particular causes of action. Ms. Bueno maintained an account at vFinance for a few months and it may have declined in value by a few thousand dollars during that time period. Ms. Bueno alleges that vFinance is liable for the conduct of another firm, under what appears to be a corporate successor theory. Although vFinance is not a successor in interest to that firm, it did agree to purchase assets from that firm, and such firm agreed to indemnify vFinance for future litigation arising out of such asset purchase, presumably including this claim. Ms. Bueno seeks damages of $435,972 from all respondents but does not specify the exact amount sought from vFinance. vFinance timely filed a response to this claim. vFinance has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, vFinance believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, vFinance will defend the matter vigorously at the evidentiary hearing, which will occur in Florida on a date not yet determined.

On March 2010, claimants Carl Chadband and Marie Chadband, residents of Delaware, commenced a FINRA arbitration against vFinance. The Statement of Claim alleges that vFinance and Dan Gambino, a securities broker formerly registered with vFinance, purchased unsuitable securities, breached fiduciary duties, violated Delaware's securities act, committed common law fraud, breached a contract with them, acted negligently, made negligent misrepresentations of material fact and/or omitted material facts in connection with the purchase of securities and churned their accounts. Claimants further alleges that vFinance negligently supervised and Mr. Gambino and is vicariously liable for his conduct in tort, under a theory of respondeat superior, and as a control person under the state securities act claim pled. Claimants seeks compensatory damages from vFinance in the amount of $180,000, and interest, punitive damages, attorney’s fees and costs, all in undisclosed amounts. vFinance timely filed a response to this claim. vFinance has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. vFinance believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, vFinance will defend the matter vigorously at the evidentiary hearing, which will occur May 17 -May 20, 2011 in Delaware.

In August 2009, plaintiffs Michael Sollazzo, Susana Sollazzo, Paul Sollazzo, Gail Sollazzo and two related Sollazzo family trusts filed a civil action in Santa Clara Superior Court of California against Steve Cinelli (a former vFinance registered representative), Prestwick Partners, LLC (Mr. Cinelli's business entity), vFinance and others arising out of the purchase of certain Class B convertible preferred shares of stock in a company known as Fresh N' Healthy, Inc. Plaintiffs allege that Mr. Cinelli, individually and as agent of Prestwick Partners, LLC and vFinance solicited their investments in Fresh N' Healthy and allege claims against vFinance and others based on negligence, negligent misrepresentation, intentional misrepresentation and violations of state securities laws. Plaintiffs' out of pocket investment, as alleged in the complaint, was $285,000, although plaintiffs request damages of at least $427,500. vFinance has filed an answer denying the material allegations and raising the appropriate affirmative defenses. We have learned that no private placement for Fresh N' Healthy was ever made through the firm and that the plaintiffs were never vFinance customers. Fresh N Healthy, with Cinelli acting as tile chairman and founder, sold shares directly to the plaintiffs and others, although no investors other than the plaintiffs have filed suit. The plaintiffs were in fact completely unaware that vFinance even existed other than a reference to it in a couple of emails from Cinelli's outside email address where he inserted the vFinance name on his signature line. Plaintiffs certainly were not reasonably relying on any representations by, or even the reputation of, vFinance in deciding to make the investments at issue. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to trial on this matter. vFinance believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, vFinance will defend the matter vigorously at trial. A further Case Management Conference is set for January 11, 2011, at which time a trial date should be set.

In July 2010, Ms. Buchanan, a Florida resident, and three other former customers of vFinance filed a pre-litigation complaint with vFinance, alleging that vFinance was liable to each of them for losses in their accounts, all of which were handled by Mark Kaufman, a broker formerly registered with vFinance. All of the customers essentially complain about the suitability of the securities purchased in their accounts, and three of them assert additional demands for rescission of all transactions that occurred during a two month period in which the broker was operating from an unregistered branch. Three of these four customers eventually mediated with vFinance and resolved their issues with it, but Ms. Buchanan declined to participate in such mediation and terminated the services of her counsel. In November 2010, Ms. Buchanan again complained to vFinance about the losses in her accounts, this time through the assistance of what appears to be an "Investor Advocacy Clinic" operating out of a Florida college. The complaint was delivered in the form of a demand letter and draft Statement of Claim. This claim alleges losses of roughly $75,000 and causes of action against vFinance for negligence, violation of Florida's securities act, violations of FINRA conduct rules, breach of fiduciary duty, unauthorized trading, churning, operating from an "illegal" branch office, failure to supervise Mr. Kaufman, and respondeat superior. This claim seeks $125,000 (calculated as the return of compensatory losses and commissions), $500,000 in punitive damages, and interest, costs, expert witness fees and reasonable attorney’s fees, all in undisclosed amounts. vFinance intends to speak with Ms. Buchanan's representatives, and may ultimately choose to enter into settlement discussions. If Ms. Buchanan files an arbitration, vFinance intends to timely file a response and conduct meaningful discovery. Based on the facts presently known to vFinance, vFinance believes it has meritorious defenses to the anticipated claims, and should settlement discussions eventually prove fruitless, vFinance will defend this matter vigorously at the evidentiary hearing.

In August 2010, counsel for the estate of Ruth Leigh, a former customer of vFinance, sent a demand letter to vFinance challenging the suitability of transactions in the decedent's accounts. That letter demanded $920,000 in compensatory damages, plus punitive damages. Our own investigation of the matter reveals losses of roughly $82,000 in Ms. Leigh's accounts. We provided such information to the estate's counsel and we are awaiting a response. If the estate files an arbitration, vFinance intends to timely file a response and conduct meaningful discovery. Based on the facts presently known to vFinance, vFinance believes it has meritorious defenses to the anticipated claims, and should settlement discussions eventually prove hitless, vFinance will defend the matter vigorously at the evidentiary hearing.

In February 2010, claimants William Lee and Hong Hou Lee Revocable Trust commenced a FINRA arbitration against NSC and Mr. Folland in connection with the purchase of $150,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC and Mr. Folland failed to conduct adequate due diligence on this product prior to selling it to Claimants, that the products were unsuitable, and that NSC and Mr. Folland are liable for the losses in connection therewith. The Statement of Claim asserts claims for breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation, failure to supervise and respondeat superior, financial abuse of an elder, violations of federal securities acts, violations of California’s securities act, and violations of FINRA Conduct Rules and NYSE rules. In addition to the $150,000 in compensatory damages, Claimants seek punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. Mr. Folland is representing himself in this matter. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on January 4 - 7, 2011 in California.

In September 2010, claimants Gary Murphy and Lori Jo Murphy commenced a FINRA arbitration against NSC and Brian Folland in connection their purchases of Medical Capital at both NSC and at First Montauk. Specifically, Claimants invested $150,000 at NSC, $90,000 at First Montauk, and the Statement of Claim seeks to hold NSC jointly and severally liable with Mr. Folland for the $150,000 purchased at NSC and to hold Mr. Folland individually liable for the $90,000 purchased at First Montauk. The Statement of Claim essentially alleges that NSC and Mr. Folland failed to conduct adequate due diligence on these products prior to selling them to Claimants, that the products were unsuitable, and that NSC and Mr. Folland are liable for the losses in connection therewith. The Statement of Claim asserts claims for violations of California’s securities act, common law fraud, breach of fiduciary duty and negligent hiring and supervision. In addition to the compensatory damages claims addressed above, Claimants seek punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. Mr. Folland is representing himself in this matter. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur in California on a date which has not yet been scheduled.

In April 2010, claimant Robert Pettinato commenced a FINRA arbitration against NSC in connection with the purchase of $125,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warning, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $125,000 in compensatory damages, Claimant seeks treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on November 14 - 18, 2011 in Pennsylvania.

In May 2010, claimant Charles Rogalla commenced a FINRA arbitration against NSC in connection with the purchase of $500,000 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $500,000 in compensatory damages, Claimant seeks treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on February 13 - 17, 2012 in Pennsylvania.

In May 2010, claimants Brian Walsh and Rosemary Walsh commenced a FINRA arbitration against NSC in connection with the purchase of $50,010 of a Medical Capital offering. The Statement of Claim essentially alleges that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable, is now worthless and NSC is liable for all losses. The Statement of Claim asserts claims for negligence, breach of contract, failure to supervise, violations of Pennsylvania’s securities act, violations of Pennsylvania’s unfair trade and consumer protection law and breach of fiduciary duty. In addition to the $50,010 in compensatory damages, Claimants seek treble damages under the unfair trade and consumer protection law, plus interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on January 16 - 20, 2012 in Pennsylvania.

In March 2010, claimants Gordon White, individually and as joint owner of the Gordon D. White and Chris Tina White account; Chris Tina White, individually and as joint owner of the Gordon D. White and Chris Tina White account; and Charles McGee, individually and as trustee for the Trent McGee Trust U/A 4/15/05, commenced a FINRA arbitration against NSC in connection with their purchases a Medical Capital offering. The Whites allegedly purchased $200,000, Mr. McGee allegedly purchased $50,000, and all Claimants essentially allege that NSC conducted improper due diligence on Medical Capital, ignored due diligence warnings, that the product was unsuitable and NSC is liable for all losses. The Statement of Claim asserts claims for breach of fiduciary duty, breach of written contract, breach of oral contract, negligence, failure to supervise, violations of federal securities acts, violations of California’ securities act and violations of Washington’s securities act. Claimants seek $250,000 in compensatory damages, plus punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on November 8 - 11, 2011 in California.

In January 2010, claimant Jacqueline Chibbaro commenced a FINRA arbitration against NSC and Philip Quigley, a broker formerly registered with NSC. The Statement of Claim alleges that Mr. Quigley purchased unsuitable securities and an unsuitable equity indexed annuity for Ms. Chibbaro. The Statement of Claim asserts causes of action for unsuitability, breach of fiduciary duty, fraud and misrepresentation, violations of self-regulatory organization rules, violations of state and federal securities laws, negligence, breach of contract, respondeat superior, control person liability, aiding and abetting and failure to supervise. The Statement of Claim seeks $70,000 in compensatory damages, plus market adjusted damages, punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. Mr. Quigley is represented by other counsel. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on February 1 - 3, 2011 in New Jersey.

In September 2010, claimant Victoria Hofmann, individually and as trustee of the Victoria Hofmann Family Trust, commenced a FINRA arbitration against NSC alleging that NSC and one of its former registered representatives, Derek Lopez (who is also Ms. Hofmann’s cousin), purchased unsuitable securities into her account at NSC. The Statement of Claim asserts causes of action for breach of fiduciary duty, violation of California’s securities act, negligence/negligent misrepresentation, common law fraud, breach of contract and negligent supervision. The Statement of Claim seeks compensatory damages, punitive damages, interest, costs and fees, all in undisclosed amounts. NSC intends to timely respond to the Claim. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing which will likely occur in California on a date which has not yet been scheduled.

In March 2010, claimants James Kane and Agnes Kane commenced a FINRA arbitration against NSC and others, including David Tanner and Matthew King, two brokers currently registered with NSC. The Statement of Claim alleges that these brokers were involved in selling unsuitable securities or equity indexed annuities to Claimants while the brokers were registered with Gunn Allen, and seems to suggest that NSC and the brokers are liable for losses, even though Claimants previously settled their dispute with Gunn Allen and arguably released the brokers for the losses they now assert. The Statement of Claim does not assert any causes of action or many of the relevant facts from which causes of action could be inferred, nor does the pleading specify any of the damages sought. Our office timely filed a response to the claim on behalf of NSC and Messrs. King and Tanner, along with a motion asking that Claimants be instructed to file a Statement of Claim that specifies the relevant facts and remedies sought. FINRA has not acted on that motion to date. Respondents have begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. Respondents believe they have meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, Respondents will defend the matter vigorously at the evidentiary hearing, which will occur on July 12 - 15, 2011 at a location to be determined.

In November 2009, claimant Jerry Penney commenced a FINRA arbitration against NSC, Joseph Stevens and Kevin Springstead, a broker formerly registered with each of these firms. The Statement of Claim alleges that Mr. Springstead purchased unsuitable securities at two accounts at Joseph Stevens and then in two accounts at NSC when Mr. Springstead transferred to NSC and brought the accounts with him. The Statement of Claim asserts causes of action for breach of fiduciary duty, unsuitability, failure to diversify/recommend risk management strategies, negligence, negligent supervision, breach of contract and fraud. The Statement of Claim seeks damages, interest, costs and fees all in undisclosed amounts. Our internal analysis of the account reveals losses of roughly $174,000 in the two accounts at NSC. NSC timely filed a response to the claim. Mr. Springstead is represented by other counsel. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which will occur on March 22 - 24, 2011 at a location to be determined.

In June 2010, claimant Brent Richtsmeier commenced a FINRA arbitration against NSC, Joseph Stevens and Jack Kalisz, a broker formerly registered with Joseph Stevens and currently registered with NSC. The Statement of Claim alleges that Mr. Kalisz purchased unsuitable securities in accounts at Joseph Stevens and then in accounts at NSC when Mr. Kalisz transferred to NSC and brought the accounts with him. The Statement of Claim asserts causes of action for breach of contract, violation of security exchange and industry rules, breach of fiduciary duty, fraud, negligence and negligent supervision. The Statement of Claim seeks $313,000 in compensatory damages, plus punitive damages, interest, costs and fees, all in undisclosed amounts. We have not yet determined the amount of losses in the accounts at NSC. Respondents, through other counsel, timely filed a response to the claim. Subsequently, our office appeared in the matter and other counsel withdrew. Respondents have begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. Respondents believe they have meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, Respondents will defend the matter vigorously at the evidentiary hearing, which will occur on May 31 - June 3, 2011 at a location to be determined.

In April 2010, claimant Richard Sayatovich commenced a FINRA arbitration against NSC and Philip Rodriguez, a broker registered with NSC. The Statement of Claim alleges that Mr. Rodriguez purchased unsuitable securities and churned Mr. Sayatovich’s account. The Statement of Claim asserts causes of action for breach of fiduciary duty and constructive fraud, violations of state and federal securities laws, common law fraud, unfair sales practices, negligence/gross negligence/negligent misrepresentations and for breach of contract and covenant of good faith and fair dealing. The Statement of Claim seeks $250,000 in compensatory damages, plus disgorgement of commissions, market adjusted damages, punitive damages, interest, costs and fees, all in undisclosed amounts. Our office timely filed a response to the claim on behalf of all respondents. We have begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. Respondents believe they have meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, Respondents will defend the matter vigorously at the evidentiary hearing, which will occur on March 29 - April 1, 2011 at a location to be determined.

In July 2010, claimants Robin Shaug and Paulette Knight, as trustee of the Paulette Knight Living Trust, commenced a FINRA arbitration against NSC and Michael Fangman, one of NSC’s registered representatives. The Statement of Claim alleges that NSC and Mr. Fangman purchased unsuitable unit trust investments and two unsuitable equity indexed annuities. The Statement of Claim asserts causes of action for breach of fiduciary duty, breach of duty of care and professional malpractice, fraudulent misrepresentation, violation of FINRA Conduct Rules and violation of Senior Citizen Financial Abuse Prevention statutes. The Claim seeks $100,000 in compensatory damages, and punitive damages, interest, costs and fees, all in undisclosed amounts. NSC timely filed a response to the claim. Mr. Fangman is represented by other counsel. NSC has begun discovery into the allegations and potential defenses and has learned that the equity indexed annuities were not purchased through it (but were sold through Mr. Fangman’s wife), and that the losses on such products appear to be roughly $35,000 in surrender charges. We have also learned that Ms. Fangman intends to tender this claim to her own insurance carrier, but we have not yet confirmed that a demand has been made against her or that she has so tendered it. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which has not yet been scheduled.

In August 2010, claimants Rae Stonbely and Joseph Stonbely II commenced a FINRA arbitration against NSC alleging that NSC and one of its registered representatives, Devon Sands, purchased unsuitable securities into their accounts. The Statement of Claim asserts causes of action for fraud, negligent misrepresentation, breach of fiduciary duty and the covenant of good faith and fair dealing, negligent supervision, violation of FINRA Conduct Rules, violations of a federal securities act, and respondeat superior. The Statement of Claim seeks $150,000 in compensatory damages, and interest, costs and FINRA fees, all in undisclosed amounts. NSC timely filed a response to the claim, at which time Claimants indicated they would be seeking leave to file an Amended Statement of Claim asserting the same facts and causes of action against Mr. Sands. We believe that if this occurs, Mr. Sands will be represented by other counsel. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the claims raised, and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which has not yet been scheduled.

In June 2010, Elliott Tuckel commenced a FINRA arbitration against NSC alleging that NSC and one of its registered representatives, Carlo Dominic, purchased unsuitable securities into Mr. Tuckel’s account. The Statement of Claim asserts causes of action for fraud, negligent misrepresentation, breach of fiduciary duty and the covenant of good faith and fair dealing, negligent supervision, violation of FINRA Conduct Rules, violations of a federal securities act, and respondeat superior. This claim seeks $35,000 in compensatory damages, and interest, costs and FINRA fees, all in undisclosed amounts. Mr. Carlo agreed to settle this Claim on NSC’s behalf, and the parties negotiated a settlement for $9,999. Settlement documents are out for signature. NSC believes it has meritorious defenses to this claim, and should the settlement not materialize, NSC will defend the matter vigorously at the evidentiary hearing, which has not yet been scheduled.

In July 2010, the Department of Enforcement for FINRA, District 3 in Seattle, Washington, commenced a disciplinary proceeding against NSC for allegedly failing to timely make Rule 3070 disclosures and filings. Although NSC believes it has meritorious defenses to the allegations, NSC has concluded that settlement of the matter will be more prudent than proceeding to hearing. Should settlement negotiations prove fruitless, NSC will defend the matter vigorously at the evidentiary hearing, which has been set for March 2011.

In August 2010, Chubb & Son, Inc. commenced civil ligation against NSC in King County District Court, alleging that NSC was liable to it for payment in connection with an audit that Chubb performed or was scheduled to perform. The Complaint seeks roughly $12,000. Although NSC believes it has meritorious defenses to the allegations, NSC has concluded that settlement of the matter will be more prudent than proceeding to trial. Should settlement negotiations prove fruitless, NSC will defend the matter vigorously at the trial, on a date which has not yet been set.

In June 2010, our office received a demand letter from counsel for Mr. Decker who allegedly invested $417,000 in Medical Capital. We did not respond to that demand in writing, although our office has discussed this demand with Mr. Decker’s counsel (the same attorney representing a majority of the Claimants in pending Medical Capital arbitrations discussed above). Mr. Decker essentially alleges that the investments were unsuitable for him, that NSC conducted inadequate due diligence on such products, failed to properly supervise or train its brokers in connection with the offer or sale of such products, and that NSC’s officers, directors and control persons were negligent as well. To date, Mr. Decker has not commenced litigation against NSC. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be filed. NSC believes it has meritorious defenses to the anticipated claims (as it understands them), and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In June 2010, our office received a demand letter from counsel for Mr. and Mrs. Leopold who allegedly invested $150,000 in Medical Capital. We did not respond to that demand in writing, although our office has discussed this demand with the Leopolds’ counsel (the same attorney representing Mr. Decker and a majority of the Claimants in pending Medical Capital arbitrations discussed above). The Leopold’s essentially raise the same complaints and issues as those raised by Mr. Decker. To date, the Leopold’s have not commenced litigation against NSC. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be filed. NSC believes it has meritorious defenses to the anticipated claims (as it understands them), and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In June 2010, our office received a demand letter from counsel for Mr. Shaver (the same counsel for Mr. Decker and the Leopolds). Mr. Shaver allegedly invested $407,000 in Medical Capital and $200,000 in Provident. Mr. Shaver raises the same complaints and issues as those raised by Mr. Decker and the Leopolds. To date, Mr. Shaver has not commenced litigation against NSC. NSC has begun but not yet completed discovery into the allegations and potential defenses. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be filed. NSC believes it has meritorious defenses to the anticipated claims (as it understands them), and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In September 2009, Mr. Stirling, through counsel, threatened to commence litigation against NSC and Mr. Folland in connection with a $100,000 investment in Medical Capital. Mr. Stirling asserts that NSC omitted to inform him of material facts in connection with this investment, which is now worthless. In 2009, NSC requested additional time to respond to the attorney’s demand letter, but has not yet responded. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be commenced. NSC believes it has meritorious defenses to the claims asserted (as it understands them), and should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In September 2008, Citigroup Global Markets Inc. (“Citigroup”) notified NSC of potential litigation to be filed against NSC in the coming months, presumably before FINRA Dispute Resolution. Citigroup alleged that NSC executed trades with Citigroup over the TradeWeb electronic trading platform between June 2007 and December 2007, which trades remained in fail status as of September 2008. Citigroup demanded that NSC settle these trades, apparently seeking specific performance. In 2008, NSC calculated the cost of covering these transactions at less than $200,000, although the amount varied daily. Citigroup alleged that it would cancel the trades at issue and seek damages and attorneys’ fees, among other things, if NSC did not deliver the securities at issue by October 31, 2008. No such litigation was ever filed. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be commenced. NSC believes it has meritorious defenses to the claims asserted (as it understands them), including failure to mitigate, laches, expectations of the parties, contract ambiguity, the parties’ prior course of dealings, and industry standards, among other things. Should settlement discussions eventually occur and prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In September 2010, counsel for Ms. Lambeth, a Florida resident, sent our firm (using an old firm name), a letter alleging that Ms. Lambeth’s accounts at NSC had experienced significant declines based on unsuitable, high risk investments recommended by Eric Elliott, a broker formerly registered with NSC. Notably, this letter omits that she was married to Mr. Elliott’s uncle at all relevant times, and remains so married (but has recently served him with divorce papers). In sum, Ms. Lambeth alleges damages of roughly $3,400,000 in one account and $250,000 in a trust account, based on these allegedly unsuitable and risky investments, and she alleges that Mr. Elliott is liable for them and NSC is vicariously liable for Mr. Elliott’s conduct. According to our internal calculations, Ms. Lambeth’s accounts had realized and unrealized losses of roughly $2,100,000 at NSC. NSC has agreed to mediate Ms. Lambeth’s claims on November 14, 2010 in Florida, in an attempt to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter. NSC believes it has meritorious defenses to the anticipated claims (as it understands them), and should settlement discussions prove fruitless, NSC will defend the matter vigorously at any evidentiary hearing.

In July 2009, David Tennant complained of losses in his account at NSC and threatened to commence litigation against NSC and the securities broker handling the account (Hamza Shaikh) in connection with such losses. Mr. Tennant asserts that one of the securities purchased in his account was unsuitable for him, and that he has incurred over $400,000 of losses flowing from this single stock. In October 2009, Mr. Shaikh’s registration with NSC was suspended, pending final termination, which occurred later. Prior to such suspension, Mr. Shaikh and the branch manager together offered to pay Mr. Tennant $56,000 to resolve this matter. The offer was renewed in 2010 by the branch manager following Mr. Shaikh’s termination, but Mr. Tennant has not formally responded to it. Because the investigation of this matter is continuing, it is too early to conclude whether settlement of the case will be more prudent than proceeding to hearing on this matter, should litigation ever be commenced. NSC believes it has meritorious defenses to the claims asserted (as it understands them), and should the settlement not materialize, NSC will defend the matter vigorously at any evidentiary hearing.

The Company’s subsidiaries are defendants in the aforementioned and other arbitrations and administrative proceedings, lawsuits and claims together alleging specified damages of approximately of $12,700,000. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $600,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2010 and 2009, is $642,000 and $203,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $1,039,000 and $829,000 for the fiscal year 2010 and 2009, respectively.

NOTE 18. STOCKHOLDERS’ EQUITY

Shares Authorized

The Company’s authorized number of shares of common stock is 50,000,000, and its authorized number of shares of preferred stock is 200,000. Additionally, the Company has authorized 50,000 shares of Series A preferred stock, 34,500 shares of Series C preferred stock and 100,000 shares of Series D preferred stock.

During the fiscal year ended September 30, 2007, the Company granted 50,000 shares of restricted stock with a fair value of $111,000. The fair value of the grant will be charged to the statement of operations over the four-year vesting period. During the fiscal years ended September 30, 2010 and 2008 the Company recognized a charge of $28,000, for each year respectively, for the amortization of this grant.

During fiscal year 2010, the Company issued 125,000 shares of its common stock to one individual pursuant to a settlement. The fair value of the shares amounted to $65,000, based on the Company’s quoted trading price.

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

During the fiscal years ended September 30, 2010 and 2009, the Company’s Board of Directors declared in-kind dividends in the aggregate of 3,093 and 5,407 shares of Series A preferred stock, in payment of approximately $386,000 and $676,000, respectively, for dividends accumulated through March 31 of each year. In March 2006, the Company’s shareholders approved an amendment to decrease the conversion price of the Series A preferred stock to $1.25 per share from $1.50 per share. As of September 30, 2010 and 2009, the amount of accumulated dividends for the Company’s 46,050 and 42,957 issued and outstanding shares of Series A preferred stock was approximately $208,000 and $194,000 , respectively.

Series C Convertible Preferred Stock

On July 12, 2010, the Company issued 34,167 shares of Series C preferred stock to certain investors in consideration of the conversion of $1.7 million in subordinated financing. The Series C shares issued pursuant to this transaction are convertible into 3,416,691 shares of the Company’s common stock.

The Series C shares are convertible at the holder’s option at a rate of $0.50 per share. The conversion rate may be reduced to the lower effective rate of any securities, with certain exceptions, issued by the Company prior to March 31, 2011. Such exceptions include issuance of shares or share equivalent pursuant to stock options, acquisitions, certain financing with a financial institution, payment in kind to vendors and payment in kind of dividends of the Series A preferred Shares.

The Series C have a liquidation preference to the holders of common stock in the event of liquidation or dissolution of the Company. The Series C has voting rights on an as converted basis. Holders of Series C shares have certain registration rights.

Series D Convertible Preferred Stock

On September 29, 2010, the Company issued 60,000 shares of Series D shares to certain investors in consideration of $3,000,000, of which $1,334,000 is a receivable at September 30, 2010. The Series D shares issued pursuant to this transaction are convertible into 6,000,000 shares of the Company’s common stock.

The Series D shares are convertible at the holder’s option at a rate of $0.50 per share. The conversion rate may be reduced to the lower effective rate of any securities, with certain exceptions, issued by the Company prior to March 31, 2011. The Series D have a liquidation preference to the holders of common stock in the event of liquidation or dissolution of the Company. The Series D has voting rights on an as converted basis. Holders of Series D shares have certain registration rights. The value of the derivative liabilities associated with embedded conversion features included in the Series C and Series D amounted to $3,425,000 and $3,767,000 at their respective date of issuance and at September 30, 2010.

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

In the fiscal year ended September 30, 2010, the Company issued options to purchase 340,000 shares of common stock with a fair value of approximately $162,000 and exercise prices ranging from $0.69 to $0.75 cents per share.

A summary of the status of the Company’s stock options outstanding at September 30, 2010 is in the tables presented below.

		Weighted	Weighted
		Average Price	Average Contractual
	Options	Per Share	Term (Yrs)
Balance, September 30, 2008	6,887,640	$1.58
Granted	90,000	0.67
Exercised	-	-
Expired or terminated	(1,065,475)	1.67
Balance, September 30, 2009	5,912,165	$1.55	3.20
Granted	340,000	$0.70
Exercised	-	-
Expired or terminated	(1,067,478)	$1.36
Balance, September 30, 2010	5,184,687	$1.53	3.10
Exercisable at September 30, 2010	3,376,084	$1.54	2.98

As of September 30, 2010, the weighted average fair value of the Company’s outstanding and exercisable options was $0.47

Warrants

In February 2007, as further discussed in Note 14, the Company completed a financing transaction that included five-year warrants to purchase 250,000 shares of the Company’s common stock at $1.40 per share. In February 2009, in exchange for forbearance of the amounts due under the terms of notes issued in this financing, 62,500 of these warrants were re-priced to an exercise price of $0.75 and 125,000 of these warrants held by Chris Dewey, as officer of the Company, were re-priced to an exercise price of $1.00. In May 2009, in consideration of an additional forbearance of the amounts due under his note and a reduction in the interest rate of such note, Mr. Dewey’s warrants were re-priced to an exercise price of $0.75. In September 2009, in consideration for prior forbearances, Mr. Dewey and another investor on the February 2007 financing were issued 100,000 and 12,500 warrants, respectively, with an exercise price of $0.75. In June 2010, in consideration for an additional forbearance of the amounts due under his note, Mr. Dewey was issued 225,000 warrants with an exercise price of $0.75.

During June 2010, St. Cloud agreed to waive certain covenants associated with its prior financings in consideration of the issuance of warrants to purchase an aggregate 500,000 shares of common stock at an exercise price of $0.50 per share. The warrants expire in June 2015. In the event the Company does not prepay the notes, the lender is only entitled to exercise 250,000 warrants.

In connection with the issuance of the Series C Shares, the Company also issued warrants to purchase 3,416,692 shares of common stock at an exercise price of $0.50 per share. The exercise price may be reduced to the lower effective price per share of any securities, with certain exceptions, issued by the Company prior to March 31, 2011. Such exceptions include issuance of shares or share equivalent pursuant to stock options, acquisitions, certain financing with a financial institution, payment in kind to vendors and payment in kind of dividends of the Series A preferred Shares. The warrants vest at a rate of 33 1/3% on July 12, 2010 and 33 1/3% annually thereafter. The warrants expire 5 years from the date of vesting.

In connection with the issuance of the Series D Shares, the Company also issued warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.50 per share. The exercise price may be reduced to the lower effective price per share of any securities, with certain exceptions, issued by the Company prior to July 2011. Such exceptions include issuance of shares or share equivalent pursuant to stock options, acquisitions, certain financing with a financial institution, payment in kind to vendors and payment in kind of dividends of the Series A preferred Shares. The warrants vest at a rate of 33 1/3% in September 2010 and 33 1/3% annually thereafter. The warrants expire 5 years from the date of vesting.

Holders of the warrants issuant pursuant to Series D have a right to net settle their warrants in cash if there aren’t enough shares of common stock authorized to cover the issuance of shares pursuant to the exercise of such warrants. The net settlement effective price per warrant is the difference between the fair value as defined and the effective exercise price

During September 2010, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.50. The warrants vest at a rate of 33 1/3% in September 2010 and 33 1/3% annually thereafter. The warrants expire 5 years from the date of vesting. The Company issued the warrants to the holders of Series C shares in consideration of their approval to the Series D transaction.

The Company valued the warrants issued during fiscal 2010 and 2009, based on the BlackScholes valuation model using the following assumptions:

	Years Ended
	September 30,
	2010	2009
Assumptions:
Risk-free interest rate	1.27% - 2.20%	2.06% - 2.38%
Expected life, in years	5.0	5.0
Expected volatility	75-76%	75-76%
Market value	$0.30-$0.40	$0.30-$0.40
Exercise price	$0.50	$0.50
Expected dividend rate	0%	0%

The Company valued the warrants accounted as liability contracts (Series C and D warrants) as of September 30, 2010, based on the Black Scholes model using the following assumptions:

Years Ended
September 30, 2010

Assumptions:
Risk-free interest rate	1.27%
Expected life, in years	5.0
Expected volatility	75%
Market value	$0.34
Exercise price	$0.50
Expected dividend rate	0%

The fair value of warrants on the date of issuance was allocated as follows:

	Years Ended
	September 30,
	2010	2009
Derivative liabilities	$530,000	$-
Other expenses	57,000	-
Interest	121,000	46,000
	$708,000	$46,000

The fair value of the warrants accounted for as liability contracts amounted to $564,000 at September 30, 2010.

The following tables summarize information about warrants outstanding at September 30, 2010.

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs)
Outstanding at September 30, 2008	1,979,374	$1.67
Granted	112,500	0.75
Exercised	-	-
Expired	(1,400)	16.07
Outstanding at September 30, 2009	2,090,474	$1.27	2.09
Granted	10,391,692	$0.50
Exercised	-	-
Expired	(378,224)	0.92
Outstanding at September 30, 2010	12,103,942	$0.59	4.47
Exercisable at September 30, 2010	5,026,148	$0.74	4.15

As of September 30, 2010, the aggregate intrinsic value of the Company’s outstanding and exercisable warrants was $0.

Minority Interest

In July 2010, the Company sold a 24.9% interest in one of its subsidiary, EquityStation, Inc. The company generated $800,000 from such sale.

NOTE 19. NET CAPITAL REQUIREMENTS

National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital. At September 30, 2010, National Securities had net capital of approximately $617,000 which was approximately $367,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000. In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2010, vFinance Investments had net capital of approximately $1,515,000, which was approximately $515,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 333.9%. At September 30, 2010, EquityStation had net capital of approximately $272,000, which was approximately $172,000 in excess of its required net capital of $100,000, and its percentage of aggregate indebtedness to net capital was 185.5%. Each of the Broker Dealer Subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 20. EMPLOYEE BENEFITS

National Securities has a defined 401(k) profit sharing plan (the “Plan”) that covers substantially all of its employees. Under the terms of the Plan, employees can elect to defer up to 25% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company’s annual contributions are made at the discretion of the Board of Directors. During the fiscal years ended September 30, 2010 and 2009, the Company made no contributions to the Plan.

vFinance Inc. participates in a defined contribution savings plan maintained by an affiliate, vFinance Holdings, Inc., in which substantially all employees are eligible to participate. The plan allows for matching of up to 25% of an employee’s annual contribution however, there were no Company matches for the last three years.

NOTE 21. UNAUDITED QUARTERLY DATA

Selected Quarterly Financial Data (Dollars in thousands, except per share data)

	December 31,	March 31,	June 30,	September 30,
	2009	2010	2010	2010

Revenues	28,326	28,894	28,482	25,250

Net loss	(662)	(1,044)	(2,031)	(2,898)
Preferred stock dividends	(97)	(95)	(103)	(91)

Net loss attributable to common stockholders	(759)	(1,139)	(2,134)	(2,989)

Loss per common share - Basic & Diluted	(0.04)	(0.06)	(0.12)	(0.15)

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

NOTE 22. SUBSEQUENT EVENTS

On December 13, 2010, we raised aggregate gross proceeds of $1,035,000 pursuant to a private placement of our securities. We entered into a subscription agreements with thirteen accredited investors, pursuant to which the Company sold and issued to the Investors an aggregate of 2,070,000 units at a purchase price of $0.50 per Unit. Each Unit is comprised of (i) one share of our common stock, par value $0.0001 per share, and (ii) a five-year warrant to purchase one share of our Common Stock at a per share exercise price of $0.50 per share.

A total of 2,070,000 shares of Common Stock were issued in the Private Placement. In addition, Investor Warrants to purchase a total of 2,070,000 of Common Stock at the exercise price of $0.50 per share were issued pursuant to such closing. Investors were granted certain piggyback registration rights with respect to the shares of Common Stock purchased by them, including those underlying the Investor Warrants.

The Company received net proceeds of approximately $948,000 after payment of $62,100 of cash commissions to the placement agent of the Private Placement and other offering expenses and related costs in connection with the Private Placement. In addition, we issued to the Placement Agent five-year warrants to purchase an aggregate of 200,000 shares of our Common Stock, at an exercise price of $0.50 per share.

The Investor Warrants and Agent Warrants may be exercised in cash. The exercise price of the Investor Warrants and the Agent Warrants is subject to adjustment for stock splits, stock dividends, recapitalizations and the like.

None of the Units, Investor Warrants or Agent Warrants, or the Common Stock issuable upon conversion or exercise thereof, has been registered under the Securities Act of 1933 and none may be offered or sold absent registration or an applicable exemption from registration.

The sale and issuance of the Units, Investor Warrants and Agent Warrants (and the issuance of shares of Common Stock upon exercise or conversion thereof) have been determined to be exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering, in which the investors are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

We have evaluated subsequent events through December 29, 2010, which is the date the financial statements were issued, and has concluded that no additional such events or transactions took place which would require additional disclosure herein.