Form 10-K/A
period 2010-09-30
NATIONAL HOLDINGS CORP
filed 2011-01-28
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

National Holdings Corporation is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for the purpose of (1) amending Item 10 of Part III to remove an incorporation by reference to its 2011 Proxy Statement and include the information provided therein, (2) amending Item 11 of Part III to remove an incorporation by reference to its 2011 Proxy Statement and include the information provided therein, (3) amending Item 12 of Part III to remove an incorporation by reference to its 2011 Proxy Statement and include the information provided therein, (4) amending Item 13 of Part III to remove an incorporation by reference to its 2011 Proxy Statement and include the information provided therein, and (5) amending Item 10 of Part III to remove an incorporation by reference to its 2011 Proxy Statement and include the information provided therein.  No other changes are being made to the original Form 10-K filing other than updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers in accordance with Rule 13a-14(a).

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors currently consists of nine (9) members and is divided into three (3) classes, one class of which is elected at each Annual Meeting of Stockholders to hold office for a three-year term and until successors of such class have been elected and qualified.

			Class and Year
		Director	In Which Term
Name	Age	Since	Will Expire
Marshall S. Geller (1)(3)	71	2006	Class I, 2011
Christopher C. Dewey (3)	66	2006	Class I, 2011
Paul J. Coviello	57	2010	Class I, 2011
Jorge A. Ortega (1)	47	2008	Class II, 2012
Frank S. Plimpton	56	2010	Class II, 2012
Mark Goldwasser (1)	52	2001	Class III, 2013
Leonard J. Sokolow (2)	54	2008	Class III, 2013
Robert W. Lautz, Jr. (2)	62	2008	Class III, 2013
Michael S. Weiss	44	2011	Class III, 2013
____________________

(1)	Member of Governance Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee

Set forth below is the principal occupations of each Director during the past five (5) years.

Mark Goldwasser has served as a Director of National since December 28, 2001.  Mr. Goldwasser joined National in June 2000.  Mr. Goldwasser was named President in August 2000, Chief Executive Officer in December 2001 and Chairman in April 2005.  Prior to joining National, Mr. Goldwasser was the Global High Yield Sales Manager at ING Barings from 1997 to 2000.  From 1995 to 1997, Mr. Goldwasser was the Managing Director of High Yield Sales at Schroders & Co., and from 1991 to 1995, the Vice President of Institutional High Yield Sales at Lazard Freres & Co.  From 1984 to 1991, Mr. Goldwasser served as the Associate Director of Institutional Convertible Sales and Institutional High Yield Sales at Bear Stearns & Co., Inc.  From 1982 to 1984, Mr. Goldwasser was a Floor member of the New York Mercantile Exchange (NYMEX) and the Commodity Center (COMEX).  Mr. Goldwasser received his B.A. with Honors from the University of Capetown in 1979.

Leonard J. Sokolow served as the Chairman of the Board of Directors of vFinance since January 1, 2007, one of its Directors since November 8, 1997 and its Chief Executive Officer since November 8, 1999.  Following the merger, Mr. Sokolow joined National as its Vice Chairman and President and become a member of the Board of Directors as the nominee of vFinance.  From January 5, 2001 through December 31, 2006, Mr. Sokolow was President of vFinance.  From November 8, 1999 through January 4, 2001, Mr. Sokolow was Vice Chairman of vFinance's Board of Directors.  Since September 1996, Mr. Sokolow has been President of Union Atlantic LC, a merchant banking and strategic consulting firm specializing domestically and internationally in technology industries that is a wholly owned subsidiary of vFinance.  Union Atlantic LC has been inactive since September 16, 2005.  Since August 1993, Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business-consulting firm. Genesis Partners, Inc. has been inactive since December 31, 2002.  From August 1994 through December 1998, Mr. Sokolow was the Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a public closed-end management investment company.  Mr. Sokolow received his B.A. degree in Economics from the University of Florida in 1977, a J.D. degree from the University of Florida Levin College of Law in 1980 and an LL.M. degree in Taxation from the New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.  He is also a Director of Consolidated Water Co. Ltd. (Nasdaq: CWCO) and Chairman of its audit and nominations committees, positions he has held since May 2006 and October 2009 respectively, and Director of Alberta Oil Sands, Inc. (TSXV:AOS) and Chairman of its Audit Committee and a member of the Compensation Committee, positions he has held since April 2010.

Marshall S. Geller has served as a Director of National since January 11, 2006.  Mr. Geller is Founder and Senior Managing Director of St. Cloud Capital, a Los Angeles based private equity fund formed in December 2001.  Mr. Geller has spent more than 40 years in corporate finance and investment banking, including 21 years as Senior Managing Director for Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East.  Currently he serves as a Director on the boards of, California Pizza Kitchen (NASDAQ:CPKI), GP Strategies Corporation (NYSE:GPX), Guidance Software, Inc. (Nasdaq:GUID) and Johnson Products Company, Inc.  Mr. Geller is also on the Board of Governors of Cedars Sinai Medical Center, Los Angeles, and serves on the Dean’s Advisory Council for the College of Business & Economics at California State University, Los Angeles, and has been appointed as a Commissioner to the Little Hoover Commission, an independent California state oversight agency.  Mr. Geller graduated from California State University, Los Angeles, with a BS in Business Administration.

Christopher C. Dewey has served as Vice Chairman since July 1, 2008 and as a Director of National since December 27, 2006.  From 1993 to prior to joining National, Mr. Dewey served as Executive Vice President of Jefferies & Company, Inc.  Prior to joining Jefferies & Company, Inc., Mr. Dewey was a partner of Merrion Group (1990-1993) and Bear Stearns (1979-1990).  Mr. Dewey currently serves as a Director of Mako Surgical Corp. (Nasdaq:MAKO).  Mr. Dewey earned an M.B.A. from the Wharton School in 1987.

Robert W. Lautz, Jr. has served as a Director of National since July 1, 2008.  Mr. Lautz has served as a Managing Director of St. Cloud Capital, a Los Angeles based private equity fund formed, since December 2001.   Mr. Lautz was formerly the Chairman of REO.com, the nations leading Internet-based sales mechanism for bank foreclosed properties. Prior to that he served as the CEO of ListingLink, the original Internet-based residential property multiple listing service. Mr. Lautz formed and was Chairman and CEO of Indenet, Inc., a Nasdaq listed private satellite-based network that delivered digital advertisements and programming to the 3000+ national broadcast and cable television networks. From 1994 to 1997, he built Indenet from a public shell with $4 million in cash to a company with over $50 million in revenue, $120 million in market value and 650 employees in 19 facilities around the world. Mr. Lautz also owned and operated Peerless Capital, a venture capital business which invested in various management led leveraged buyouts and private equity transactions. Mr. Lautz began his career within Citibank's Operating Group where he rose to become the Senior Financial Officer, responsible for all financial functions and strategic planning for his division. He currently serves on the Board of Directors of Mertz Manufacturing, LLC, Compact Power Equipment Center, LLC, Security Contractor Services, Inc., TMS, Inc., and SecureOne Data Solutions, LLC. Mr. Lautz earned a Master's degree from the American Graduate School of International Management (Thunderbird), and a BS in Business Administration from Miami University in Oxford, Ohio.

Jorge A. Ortega has served as a Director of National since July 1, 2008.  He had been a Director of vFinance since June 6, 2007.  Mr. Ortega has served as President of The Jeffrey Group, Inc., a marketing, communications and public relations consulting firm since February 2005.  From October 1991 to January 2005, Mr. Ortega was Managing Director of Burson-Marsteller, LLC, a global public relations and public affairs firm. Mr. Ortega received his B.A. degree in Business Administration from The American University in 1985.

Frank S. Plimpton, joined the National Board in June 2010 and has over 29 years of experience in reorganizations, investment banking and private equity investing. Mr. Plimpton served as a partner of Matlin Patterson Global Advisors LLC from its inception in July 2002 through 2008, and was a member of its predecessor, the Distressed Securities Group at Credit Suisse First Boston from 1998-2002.  Mr. Plimpton worked as a distressed investor with Smith  Management Company (1991-1995), Pegasus Financial (1995-1996) and Wexford Capital Advisors (1996-1998); as an M&A/restructuring investment banker with PaineWebber Incorporated (now part of UBS, 1984-1989) and Solomon Brothers, Inc. (now part of Citicorp, 1989-1991); and as a Chapter 11 bankruptcy lawyer with Milbank, Tweed, Hadley & McCloy (1981-1984). Mr. Plimpton is a former Director of Broadpoint Gleacher Securities, Inc. (now Gleacher & Co.), XLHealth Corporation,  Renewable BioFuels, LLC, and NorthernStar Natural Gas, LLC.  Mr. Plimpton holds a BA in Applied Mathematics and Economics from Harvard College (cum laude, 1976). Mr. Plimpton received a law degree from the University of Chicago Law School (1981), and an MBA (1980) from the University of Chicago Booth School of Business.

Paul J. Coviello, joined the National Board in September 2010 and is the founder and CEO of Linden Asset Management, Inc. and has been in the investment advisory business for over 29 years. During this time, Mr. Coviello organized Linden Growth Partners LP, Linden Global Partners Ltd and Linden Community Bancshares, LP. In 2001, he participated in the organization of the newly created Landmark Bank where he currently serves on the Board of Directors. Mr. Coviello had the honor of speaking on the alternative energy panel at the Hedge Funds World Middle East 2007 Conference. Mr. Coviello is a graduate of Wilkes University with a Bachelor’s degree in economics. He attended the graduate economics program at the State University of New York and completed the Harvard Business School's private equity and venture capital program.

Michael S. Weiss, joined the National Board in January 2011 and is currently the Managing Member of Opus Point Partners. He began his professional career as a lawyer at Cravath, Swaine & Moore.  From 1993 through 1999, he co-managed the Aries Funds.  In 1999, Mr. Weiss founded Access Oncology which was later acquired by Keryx Biopharmaceuticals (NASDAQ: KERX) in 2004.  Following the merger, Mr. Weiss remained as CEO of Keryx until April 2009.  Mr. Weiss earned his B.S. in Finance from The University at Albany and his J.D. from Columbia Law School.

Executive Officers

The following sets forth information as to persons who serve as our executive officers as of December 31, 2009:

Mark Goldwasser, 52 years old.  Chief Executive Officer and Chairman of the Board.  For information regarding Mr. Goldwasser, see “Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

Leonard J. Sokolow, 54 years old.  President and Vice Chairman of the Board.  For information regarding Mr. Sokolow see “Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

Christopher C. Dewey, 66 years old.  Vice Chairman of the Board.  For information regarding Mr. Dewey, see “Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

Alan B. Levin, 47 years old, has been the Chief Financial Officer since the merger with vFinance, Inc. on July 1, 2008.  Prior to that he served as Chief Financial Officer of vFinance since January 2007.  Prior to that date, he served as its Interim Chief Financial Officer since July 2006 and its Controller since June 2005. Prior to joining vFinance, Mr. Levin served as Chief Financial Officer for United Capital Markets, Inc. from September 2000 to January 2005.  Mr. Levin has over 13 years experience in the brokerage industry serving as a Financial and Operations Principal and 23 years experience serving in accounting management roles in various industries.  He received a B.S. degree in Economics with a concentration in Accounting from Southern Connecticut State University in New Haven, Connecticut in 1986.

Mark Roth, 49 years old, has been the General Counsel of National Securities Corporation since 2007, and Chief Operating Officer and General Counsel to the Company since 2009.  He previously served as General Counsel to the Company from 1995 to 1998.  From 1998 to 2007, Mr. Roth was managing member of Golbeck Roth, PLLC, a law firm specializing in transactions, regulation, compliance and litigation among securities brokers, dealers, investment advisers, issuers and their officers, directors, shareholders, customers and regulators.  Mr. Roth earned his J.D. at Pepperdine University School of Law in 1989 and his BS in Biological Science from University of California, Irvine, in 1984.

Audit Committee

Audit Committee

The Audit Committee currently consists of Leonard J. Sokolow and Robert W. Lautz, Jr. Mr. Lautz is independent as defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On January 22, 2003, the Board adopted a charter for the Audit Committee, as amended and restated on January 12, 2004 and January 27, 2009, a copy of which is available on our website, www.nationalsecurities.com.  The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. Management is responsible for the Company's internal controls, financial reporting process and compliance with laws and regulations and ethical business standards. The independent public accountants are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee has the power and authority to engage the independent public accountants, reviews the preparations for and the scope of the audit of the Company’s annual financial statements, reviews drafts of the statements and monitors the functioning of the Company’s accounting and internal control systems through discussions with representatives of management and the independent public accountants.

Under SEC rules, companies are required to disclose whether their audit committees have an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K under the Exchange Act.  The Board of Directors has determined that Mr. Sokolow is a financial expert.  The Audit Committee meets quarterly and on an on-needed basis.  The Committee met four times during the year ended September 30, 2010.  Mr. Sokolow has been the Chairman of the Audit Committee since July 1, 2008.

The Audit Committee has submitted the following report:

On December 20, 2010, the Audit Committee met to review the results of the fiscal year 2010 audit.  The Audit Committee reviewed the Company's audited financial statements as of and for the fiscal year ended September 30, 2010, with management and the Company's independent public accountants, Sherb & Co., LLP.  This review included the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as issued and amended by the Auditing Standards Board of the American Institute of Certified Public Accountants.  The Audit Committee discussed with Sherb & Co., LLP their independence from management and from the Company, and has received the written disclosures and the letter required by Independent Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T from Sherb & Co., LLP confirming their independence.

Based on the above review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements as of and for the fiscal year ended September 30, 2010, be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Audit Committee:
Leonard J. Sokolow
Robert W. Lautz, Jr.

Item 11. EXECUTIVE COMPENSATION.

The Compensation Committee of our Board of Directors has the responsibility of developing and overseeing a comprehensive compensation philosophy, with strategies and principles that have the support of the Board of Directors and management, and that ensure the fair and consistent administration of our compensation program.  The Compensation Committee makes recommendations to the full Board for approval relating to the total compensation to be paid to the Named Executive Officers, including salary, performance bonus, equity awards, long-term awards, benefits and perquisites.

Philosophy and Objectives of Our Compensation Program

The primary objectives of the Compensation Committee are to ensure that our executive compensation and benefits programs are structured to: attract and retain executive talent by offering compensation that is competitive with pay at other companies of a similar size in the same or similar industries; safeguard our interests and the interests of our stockholders; and cost-efficient and fair to our employees, management and stockholders.

Our Compensation Committee believes that an effective compensation program is one that provides certain incentives, while also providing a reasonable level of security to the Named Executive Officers through competitive base salaries and bonus opportunities.  To this end, our executive compensation reflects a balance of cash and non-cash compensation.  The Compensation Committee does not set a rigid target for these mixes, and the mix will necessarily vary from year to year based upon our underlying financial performance. Our incentive plans reward performance with time-based vesting in order to assist in employee retention.

Compensation Committee Purposes and Responsibilities

The Compensation Committee carries out the duties and responsibilities set forth below.  These functions serve as a guide with the understanding that the committee may determine to carry out additional functions and adopt additional policies and procedures as may be appropriate in light of changing business, legislative, regulatory, legal, or other conditions.  The Compensation Committee also carries out any other responsibilities and duties delegated to it by the Board of Directors, from time to time, related to the purposes of the Compensation Committee.

In discharging its oversight role, the Compensation Committee is empowered to study or investigate any matter of interest or concern that the committee deems appropriate and shall have the sole authority to retain, without seeking Board approval, outside counsel or other experts for this purpose, including the authority to approve the fees payable to such counsel or experts and any other terms of retention.

Setting Compensation for Executive Officers and Directors

•	Establish and review the overall compensation philosophy of the Company.

•
Review and approve the Company's corporate goals and objectives relevant to the Chief Executive Officer and President and other executive officers' compensation, including annual performance objectives.

•
Evaluate the performance of the Chief Executive Officer and President and other executive officers in light of those goals and objectives and, based on such evaluation, review and approve the annual salary, bonus, stock options, and other benefits, direct and indirect, of such officers.

•
In determining the long-term incentive component of compensation for the Chief Executive Officer and President and other executive officers, the Committee considers (a) the Company's performance and relative stockholder return, (b) the value of similar incentive awards to the Chief Executive Officer and President and other executive officers at comparable companies, and (c) the awards given to the Company's Chief Executive Officer and President and other executive officers in past years. The Committee is not precluded from approving awards (with the ratification of the Board of Directors) as may be required to comply with applicable tax laws, such as Rule 162(m) of the Internal Revenue Code.

•
In connection with executive compensation programs the Committee may: (a) review and recommend to the full Board of Directors, or approve, new executive compensation programs; (b) review on a periodic basis the operations of the Company's executive compensation programs to determine whether they are properly coordinated and achieving their intended purposes; (c) establish and periodically review policies for the administration of executive compensation programs; and (d) take steps to modify any executive compensation program that yields payments and benefits that are not reasonably related to executive and corporate performance.

•	Establish and periodically review policies in the area of senior management perquisites.

•	Consider policies and procedures pertaining to expense accounts of senior executives.

•	Review and recommend to the full Board of Directors compensation of directors as well as directors and officers indemnification and insurance matters.

•
Review and make recommendations to the full Board of Directors, or approve, any contracts or other transactions with current or former executive officers of the Company, including consulting arrangements, employment contracts, change-in-control, severance, or termination arrangements, and loans to employees made or guaranteed by the Company.

Monitoring Incentive and Equity-Based Compensation Plans

•
Review and make recommendations to the Board of Directors with respect to the Company's incentive-compensation plans and equity-based plans, and review the activities of the individuals responsible for administering those plans.

•	Review and approve all equity compensation plans of the Company that are not otherwise subject to the approval of the Company's stockholders.

•	Review and make recommendations to the full Board of Directors, or approve all awards of shares or share options pursuant to the Company's equity-based plans.

•	Monitor compliance by executives with the rules and guidelines of the Company's equity-based plans.

•
Select, retain, and/or replace, as needed, compensation and benefits consultants and other outside consultants to provide independent advice to the Committee. In that connection, in the event the Committee retains a compensation consultant, the Committee shall have the sole authority to approve such consultant's fees and other retention terms.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all determinations affecting the compensation for our Named Executive Officers, including our Chief Executive Officer and President, and recommends those determinations to the full Board of Directors for approval.  Our Chief Executive Officer and President may attend meetings of the Compensation Committee as a non-voting advisory member, except that they are not present for any discussion of their own compensation.  The Compensation Committee receives and carefully considers our Chief Executive Officer's and President’s evaluations of all Named Executive Officers other than themselves, as well as their recommendations with respect to all components of compensation of the other Named Executive Officers.  The Compensation Committee expressly reserves the right to exercise its discretion in modifying any adjustments or awards recommended by our Chief Executive Officer and President, although historically the committee has given significant weight to the recommendations of our Chief Executive Officer and President with respect to the other Named Executive Officers.

Principal Elements of our 2010 Compensation Program

The principal elements of compensation for our Named Executive Officers during fiscal year 2010 were as follows:

•	base salary;
•	brokerage commissions;
•	incentive bonus;
•	equity awards;
•	corporate finance cash and non cash compensation; and
•	other compensation or perquisites

Base Salary.   Generally, we set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies.  We seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals.  Base salaries are generally reviewed annually, subject to terms of employment agreements, and our Compensation Committee will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Brokerage Commissions.   If the executive is a registered representative, part of the executive’s total compensation is a percentage of the brokerage commissions with respect to customer accounts for which such individuals were the designated account representatives. We believe this form of additional compensation creates incentives for our executives.

Annual Cash Bonus.   The Company previously adopted on an annual basis an incentive bonus plan that must be approved annually by the Compensation Committee that rewards senior management for their performance in building revenues and stockholder value of the Company and acts as an incentive to continue to improve performance.  The most recent plan adopted by the Compensation Committee was for fiscal year 2007.  No incentive bonus plan was approved for fiscal years 2008 or 2009.  For fiscal years 2008 and 2009, the Company accrued bonuses for Messrs. Goldwasser and Sokolow as set forth in their respective employment agreements.

Equity Awards.   We also use stock options and other stock-based awards to reward long-term performance.  We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our stockholders and with our long-term success.  The Compensation Committee develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives.

Equity awards were granted through the 2006 Stock Option Plan, which was adopted by our stockholders in March 2006.  The 2006 Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that options may not be granted after December 31, 2015.  The 2008 Stock Option Plan was adopted by our stockholders in March 2008.  The 2008 Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that options may not be granted after March 31, 2018.  The plan is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code of 1986, as amended, and is administered by our Compensation Committee.  To the extent permitted under the provisions of the plan, the Compensation Committee has authority to determine the selection of participants, allotment of shares, price, vesting period and other conditions of awards.

Corporate Finance Compensation.   In addition to cash compensation paid, as part of our corporate finance compensation, the Company generally receives underwriter or placement agent warrants exercisable to purchase securities similar to those sold to the public by the companies whose offerings we underwrite or privately place.  The warrants generally have a five-year expiration date, are subject to a restriction period and the exercise price is typically 100 percent to 120 percent of the price at which the securities are initially sold to the public.  For the fiscal year ended September 30, 2010, some of the Company’s senior officers and members of its corporate finance department were entitled to a portion of the underwriter or placement agent warrants received in the course of the Company’s corporate finance activities.  For the 2010 fiscal year, only members of our corporate finance department are entitled to such warrants.  Such warrants are allocated in part based upon the individual’s contribution to both the Company’s overall business activities and the particular corporate finance transaction in which they are issued.

Other Compensation.   We have established and maintain various employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all salaried employees and do not discriminate in favor of executive officers.  Additionally, certain senior level management may have negotiated addition perquisites such as automobile allowances or club memberships.

Compensation Committee Report

This report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating the 10-K/A by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (the “Acts”), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Acts.

The Compensation Committee is responsible for reviewing and approving the compensation of the Company's Chief Executive Officer and recommending to the Board of Directors the compensation of the Company's other officers, consistent with employment contracts, where appropriate. The Committee believes the compensation paid to the Company’s Executive Officers is competitive with companies within its industry that are comparable in size and by companies outside the industry with which the Company competes for executive talent.

The overall executive compensation philosophy is based upon the premise that compensation should be aligned with and support the Company's business strategy and long-term goals.  The Company believes it is essential to maintain an executive compensation program that provides overall compensation competitive with that paid executives with comparable qualifications and experience.  This is critical to attract and retain competent executives.

Annual cash bonuses are determined by the Compensation Committee.  Stock options may be granted to key employees of the Company pursuant to the Company's stock option plan that provides additional incentive to maximize stockholder value.  The plans may also utilize vesting periods to encourage option recipients to continue in the employ of the Company.  The Company grants stock options to its officers, directors, employees, investment executives and consultants.

The Compensation Committee regularly evaluates its policies with respect to executive compensation.  The Compensation Committee believes that a combination of salary, commissions, as applicable, bonus, and stock options provides a mix of short and long-term rewards necessary to attract motivate and retain an excellent management team.

The Company believes it has complied with the requirements of Section 162 (m) of the Internal Revenue Code of 1986, as amended, during fiscal 2010 and for the foreseeable future.

Based on the above review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis as of and for the fiscal year ended September 30, 2010 be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Compensation of the Chief Executive Officer and President.  On July 1, 2008, concurrent with the closing of the merger of the Company and vFinance, Inc., Messrs. Goldwasser and Sokolow (the “Executives”)  each entered into substantially identical five-year employment agreements with us, pursuant to which Mr. Goldwasser is employed by us as Chairman and Chief Executive Officer and Mr. Sokolow is employed by us as Vice Chairman and President. Under the terms of the employment agreements, the Executives were entitled to each receive an annual base salary of $450,000, which will increase 5% per year, and a non-accountable automobile expense allowance of $1,000 per month. In addition, each of them was entitled to receive on a fiscal year basis a cash bonus determined in the discretion of our Compensation Committee of not less than: (i) $225,000, (ii) 5% of our fiscal year consolidated net income in excess of $4.5 million, up to 100% of the difference between their then current base salaries and $225,000 and (iii) such additional bonuses as the Board of Directors may determine based upon the Board's assessment of their performance in the following areas: revenue growth, new business development, investor relations, communications with the Board of Directors, and special projects as assigned by the Board of Directors.  As of September 30, 2009, each of the Executives had accrued a bonus of $206,250, which amounts remain unpaid as of the date hereof.

On November 23, 2009, each of Messrs. Goldwasser’s and Sokolow’s employment agreements were amended to revise the bonus payable under such agreements.  As revised, for the fiscal year beginning October 1, 2009, the bonus will be payable quarterly in an amount equal to seven and one-half (7.5%) percent of the Company’s annual Adjusted EBITDA (as defined below) in excess of $1,500,000 (of which 50% will be paid as soon as practicable in cash after the end of each fiscal quarter (“Paid Portion”), and 50% will accrue until the conclusion of the fiscal year (“Accrued Portion”)). To the extent that the Adjusted EBITDA for any fiscal year is between $1,500,000 and $4,500,000, up to 100% of the Accrued Portion may, at the Board’s discretion, be satisfied by the issuance of the Company’s restricted Common Stock, at its then fair market value.  To the extent that the Adjusted EBITDA for such fiscal year exceeds $4,500,000, the Accrued Portion shall be paid in cash.

For the purpose of the bonuses, “Adjusted EBITDA” means the net income of the Company for a particular fiscal quarter before interest, taxes, depreciation and amortization, adjusted to exclude non-cash compensation expense (including the amortization of costs associated with the issuance of stock options) and write down of forgivable loans.  At the conclusion of the fiscal year, the Company and the Executives shall ‘true up’ the Annualized Bonus, as defined in their respective employment agreements, the Paid Portion and the Accrued Portion, with payment (if any) to be made as soon as practicable following the determination of such ‘true up’ amount. To the extent that the ‘true up’ calculation results in a negative amount (i.e., the Paid Portion exceeds the Annualized Bonus) then (i) the Company will have no right to clawback such amount from the Executive but (ii) such amount will first be deducted from the Annualized Bonus (if any) to be paid for future periods.  All bonuses will be subject to applicable withholding taxes which will be paid by the Company and other similar deductions and any payment of Accrued Bonus payable in Company Common Stock shall accordingly be calculated net of such withholding on the aggregate bonus amount paid.

The Board of Directors of the Company will determine whether the Executives will continue to be eligible for such additional bonuses based upon the Board’s assessment of their performance in the various areas, which bonuses may be paid in cash and/or Company Common Stock at the Board’s discretion.

Each employment agreement terminates upon the earliest to occur of: (i) the death of the employee; (ii) a termination by the Company by reason of the disability of the employee; (iii) a termination by the Company with or without cause; (iv) a termination by the employee with or without good reason; (v) upon a "Change in Control" (as defined in the employment agreements); or (vi) the non-renewal of the agreement. Upon termination due to the death or disability of the employee, by the Company without cause, by the employee with good reason, (upon a "Change of Control") or upon the expiration of the employment agreement if the Company or the employee refuses to extend the term of the employment agreement, the employee will be entitled to: (i) any accrued but unpaid salary or bonus or unreimbursed expenses; (ii) any bonus payable for the portion of the fiscal year during which the termination occurs; (iii) 100% of the employee's base salary (150% in the event of termination by the Company without cause or by the employee with good reason); (iv) the continuation of health benefits until the earlier of (a) 18 months after termination and (b) the date the employee accepts other employment; and (v) all unvested options granted pursuant to the employment agreements will become immediately vested and be exercisable for a period of nine months.

Pursuant to each employment agreement, each of Messrs. Goldwasser and Sokolow were granted non-qualified stock options to purchase 1,000,000 shares of National's Common Stock at an exercise price of $1.64 per share, which was equal to the average of the 10-day closing market price of the Company’s Common Stock prior to the Effective Date.  As of September 30, 2010, 750,000 shares of each of the Messrs. Goldwasser’s and Sokolow’s options have vested, with the remaining 25% shares underlying the options vesting on the fourth anniversary of the date of grant. The options expire June 30, 2015.

Compensation Committee:
Marshall S. Geller
Christopher C. Dewey

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to each of its Named Executive Officers during the fiscal years ended September 30, 2010 and 2009:

Name and Capacity	Year	Salary (1)	Bonus		Options Awards (2)	Other Compensation (3)	Total Compensation

Mark Goldwasser	2010	441,693	49,624	(4)	-	30,492	521,805
Chairman and Chief Executive Officer	2009	438,825	75,000	(4)	-	30,600	544,421

Leonard J. Sokolow	2010	441,693	49,596	(4)	-	31,292	522,577
President and Vice Chairman	2009	438,825	75,000	(4)	-	30,600	544,421

Alan B. Levin	2010	170,521	8,400	(4)	-	17,492	196,409
CFO & Secretary	2009	180,000	25,200	(4)	-	16,800	221,996

Johathan C. Rich	2010	286,908	22,000		-	16,271	325,179
Executive VP	2009	223,122	-		-	16,800	239,922

William L. Groeneveld	2010	336,552	-		-	-	336,552
President-(vFinance	2009	262,527	-		-	-	262,527
Investments, Inc. and EquityStation, Inc.)

(1)
Amounts include, if any, commissions earned in the normal course of business, fees received for corporate finance services and profit from the sale during the year of the Company’s Common Stock obtained through the exercise of options.

(2)	Represents compensation cost of option awards as described in Accounting Standard Codification 718 (“ASC 718”).

(3)	Represents perquisite payments for auto allowance and club memberships and certain insurance premiums.

(4)	Represents bonuses due and payable from prior to October 1, 2009.

Grants of Plan-Based Awards

The Company did not grant any stock options or non-equity incentive compensation in the fiscal year ended September 30, 2010 to the Named Executive Officers.

No options were exercised by the Named Executive Officers in the fiscal year ended September 30, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of September 30, 2009 for each Named Executive Officer.

	Number of Securities
	Underlying Unexercised			Option	Option	Option
	Options at Fiscal Year End			Exercise	Grant	Expiration
Name	Exercisable	Unexercisable		Price	Date	Date

Mark Goldwasser	50,000	-		$1.705	03/14/07	03/14/12
	57,500	-		$2.44	08/01/07	08/01/12
	750,000	250,000	(1)	$1.64	07/01/08	06/30/15

Leonard J. Sokolow	750,000	250,000	(1)	$1.64	07/01/08	06/30/15
	210,000	-	(2)	$1.11	07/01/08	12/29/10
	210,000	70,000	(2)	$1.50	07/01/08	12/28/11

Christopher C. Dewey	150,000	-		$1.30	12/27/06	12/27/11
	30,000	7,500		$1.55	03/14/07	03/14/12
	40,000	20,000		$2.22	08/01/07	08/01/12

Alan B. Levin	70,000	-	(2)	$1.43	07/01/08	07/23/11
	70,000	-	(2)	$1.50	07/01/08	12/28/11
	7,000	-	(2)	$1.11	07/01/08	12/29/10

Jonathan C. Rich	56,000	-	(2)	$1.11	07/01/08	12/29/10
	54,600	36,400	(2)	$1.50	07/01/08	10/30/12

William L. Groeneveld	56,000	-	(2)	$1.11	07/01/08	12/29/10
	2,625	875	(2)	$1.50	07/01/08	12/28/11
	54,600	36,400	(2)	$1.50	07/01/08	10/30/12

(1)	These shares vest on July 1, 2011.

(2)	These options were issued in connection with the merger with vFinance, Inc. in exchange for outstanding vFinance options held by such individuals.

Directors Compensation

Each outside director is paid a directors fee of $15,000 per annum, payable quarterly.  Outside directors are also granted options to purchase 10,000 shares of the Company’s Common Stock each year of their tenure on the day after the date of the Company’s Annual Meeting of Stockholders, which fully vest six (6) months after the date of issuance.  Outside directors may also be granted options to purchase shares of the Company’s Common Stock based on their service to the Company, which fully vest six (6) months after the date of issuance. The exercise price of such options equal or exceed fair market value of the Common Stock on the date of grant.  The Company reimburses all directors for expenses incurred traveling to and from Board meetings.  The Company does not pay inside directors any compensation as a director.  The compensation for directors was approved by the disinterested members of the Board of Directors.  The following table summarizes the compensation of our outside directors for fiscal year 2010.

		Fees	Option Awards		Total
Name	Year	Paid	Number	Value (1)	Compensation
Marshall S. Geller	2010	$ 15,000	10,000	$ 2,700	$ 17,700

Robert W. Lautz, Jr.	2010	$ 15,000	10,000	$ 2,700	$ 17,700

Charles R. Modica	2010	$ 15,000	10,000	$ 2,700	$ 17,700

Jorge A. Ortega	2010	$ 15,000	10,000	$ 2,700	$ 17,700

(1)	Represents aggregate grant date fair value as described in ASC 718.

Employment Agreements

Messrs. Goldwasser and Sokolow entered into Employment Agreements with the Company dated July 1, 2008, as amended on November 23, 2009.  See “Compensation of the Chief Executive Officer and President” on page 8.

Mr. Dewey entered into a Compensation Agreement with the Company dated December 27, 2006.  Mr. Dewey’s employment under the agreement is at will.  In accordance with the agreement, his initial base salary is $120,000 per year, subject to annual increases, and Mr. Dewey was granted an option to purchase 150,000 shares of Common Stock at $1.30 per share, all of which are currently exercisable.  Mr. Dewey is also entitled to receive commissions and fees in accordance with programs established at the Company, including, without limitation, warrants received by us in connection with corporate financing activities.   Mr. Dewey also participates in any senior management bonus pools, and receives normal employee benefits.

Mr. Levin entered into an automatically renewing one-year employment agreement on July 1, 2008 pursuant to which he is employed as the Chief Financial Officer of the Company. Under the terms of the agreement, Mr. Levin receives an annual base salary of $180,000.  This agreement renewed on July 1, 2009. In addition to his base salary, he is entitled to receive an annual cash bonus determined in the discretion of the Compensation Committee of the Board of Directors based upon its assessment by the President of the Company of Mr. Levin's performance in the following areas: revenue, net income and revenue growth, new business development, investor relations, communications with the Board of Directors, and other factors including, without limitation, special projects as assigned by the Chief Executive Officer or the Board of Directors.

Pension Benefits

Other than our 401(k) plan, we do not maintain any other plan that provides for payments or other benefits at, following, or in connection with retirement.

Non-Qualified Deferred Compensation

We do not maintain any deferred compensation plans.

Potential Termination and Change in Control Payments

Mark Goldwasser, Leonard Sokolow and Alan Levin are the only Named Executive Officers who have an employment agreement with us that provides for potential payments in the event of his termination.

Pursuant to the employment agreements of the aforementioned with us, they would be entitled to compensation upon termination of their agreement by us without Cause by the individuals for Good Reason, or as a result of non-renewal of the agreement by either party, or as a result of his disability or his death, or upon a change of control.  According to the employment agreements:

•
“Good Reason” means: (i) the assignment to the Executive of any duties inconsistent in any material respect with the Executive’s position; (ii) the Company's material failure or refusal to perform any of the compensation obligations required to be performed in accordance with this Agreement after a reasonable notice and an opportunity to cure same; (iii) a material diminution in Mr. Goldwasser’s title, duties, responsibilities, reporting relationship or positions; (iv) the relocation of Mr. Goldwasser’s principal office location more than fifty (50) miles from its current location; (v) any decrease in salary or bonuses payable pursuant to the terms of this Agreement without the Executive’s written consent;  and (v) in the case of Mr. Levin, the cessation of his position for any reason without his written consent. Notwithstanding the occurrence of any such event or circumstance above, such occurrence shall not be deemed to constitute Good Reason hereunder if, within a thirty-day notice period, the event or circumstance giving rise to Good Reason has been fully corrected by the Company.

•
“Cause” shall mean (i) the Executive’s commission of a felony or other crime involving moral turpitude, or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries or affiliates; (ii) the alcoholism or drug addiction of Mr. Goldwasser; (iii) the substantial and repeated failure to perform duties as reasonably directed by the Board (or in the case of Mr. Levin, the President), after reasonable notice and an opportunity to cure same; (iv) any material breach or violation of Executive's fiduciary duty owed to the Company or any of its subsidiaries or affiliates; (v) acts of willful misconduct or gross negligence with respect to the Company or any of its subsidiaries or affiliates, (vi) any material breach of this Agreement which are not cured by Mr. Goldwasser after reasonable notice is provided; or (vii) action taken by a regulatory body or self regulatory organization that substantially impairs Mr. Goldwasser performing his duties pursuant to the agreement.

•
“Change in Control” means (i) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets or stock of the Company (a "Business Combination"), in each case, unless, following such Business Combination, all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the voting securities of the Company entitled to vote generally in the election of directors immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries); or (ii) (ii) approval by the Company's stockholders of a complete dissolution or liquidation of the Company or (iii) any “person” (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934 (the “Exchange Act”) and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), is or becomes, after the Commencement Date, a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 35% or more of the combined voting power of the Company’s then outstanding securities eligible to vote for the election of the Board of Directors of the Company.

•
"Accrued Obligations" shall mean (i) all accrued but unpaid salary, compensation or other benefits through the date of termination of Mr. Goldwasser’s employment, (ii) any unpaid or unreimbursed expenses incurred in accordance with the agreement, (iii) all benefits due to Mr. Goldwasser under the terms and rules of any Company or National Securities compensation or benefit plan in which Mr. Goldwasser participates, including without limitation, any Company option plans, or otherwise required by applicable law, (iv) any unpaid bonus in respect to any completed fiscal year that has ended on or prior to the end of the term of employment, and (v) rights to indemnification by virtue of the Executive’s position as an officer or director of the Company or its subsidiaries and the benefits under any directors’ and officers’ liability insurance policy maintained by the Company, in accordance with its terms thereof.

Mark Goldwasser, Chief Executive Officer

Assuming Mr. Goldwasser had been terminated on September 30, 2010, he would have been entitled to receive approximately $952,550 as a result of termination by us without cause or by Mr. Goldwasser for good reason, , representing (i) a severance payment equal to 150% of Mr. Goldwasser’s prior year’s salary; (ii) all accrued bonuses, (iii) all Accrued Obligations and (iv) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Goldwasser, his spouse and dependents were participating immediately prior thereto.  The severance payment attributable to salary, of approximately $718,000, and the severance payment attributable to benefits, of approximately $28,000, is payable over an 18 month period.   The severance payment attributable to the payment of accrued bonus, of approximately $206,250, is payable within four months of termination

Assuming Mr. Goldwasser had been terminated on September 30, 2010 as a result of a Change in Control, the Company not renewing the agreement upon its expiration either without cause or the Executive not renewing the agreement due to good reason or upon Mr. Goldwasser’s death or disability, he would have been entitled to receive approximately $712,750 representing (i) a severance payment equal to 100% of Mr. Goldwasser’s prior year’s salary; (ii) all accrued bonuses, (iii) all Accrued Obligations and (iv) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Goldwasser, his spouse and dependents were participating immediately prior thereto.  The severance payment attributable to salary, of approximately $478,500 and the severance payment attributable to benefits, of approximately $28,000, is payable over an 18 month period.   The severance payment attributable to the payment of accrued bonus, of approximately $206,250, is payable within four months of termination (two and one-half months in the case of non-renewal of his employment agreement).  In the event of Mr. Goldwasser’s termination due to cause or without good reason, Mr. Goldwasser would have been entitled only to all Accrued Obligations.

Mr. Goldwasser’s option agreements contain clauses that provide that in the event of a change in control of our company, the non-renewal of the employment agreement as set forth above, the termination of employment for Good Reason or without Cause or upon the death or disability of Mr. Goldwasser, all outstanding stock options become fully vested in the holder. The unrealized value of in-the-money unvested stock options subject to accelerated vesting was approximately $0 as of September 30, 2010.

Leonard Sokolow, President

Assuming Mr. Sokolow had been terminated on September 30, 2010, he would have been entitled to receive approximately $952,550 as a result of termination by us without Cause or by Mr. Sokolow for Good Reason, representing (i) a severance payment equal to 150% of Mr. Sokolow’s prior year’s salary; (ii) all accrued bonuses, (iii) all Accrued Obligations and (iv) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Sokolow, his spouse and dependents were participating immediately prior thereto.  The severance payment attributable to salary, of approximately $718,000 and the severance payment attributable to benefits, of approximately $28,000, is payable over an 18 month period.   The severance payment attributable to the payment of accrued bonus, of approximately $206,250, is payable within four months of termination.

Assuming Mr. Sokolow had been terminated on September 30, 2010 as a result of a Change in Control, the Company not renewing the agreement upon its expiration either without Cause or the Executive not renewing the agreement due to Good Reason or upon Mr. Sokolow’s death or disability, he would have been entitled to receive approximately $712,750 representing (i) a severance payment equal to 100% of Mr. Sokolow’s prior year’s salary; (ii) all accrued bonuses, (iii) all Accrued Obligations and (iv) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Sokolow, his spouse and dependents were participating immediately prior thereto.  The severance payment attributable to salary, of approximately $478,500, and the severance payment attributable to benefits, of approximately $28,000, is payable over an 18 month period.   The severance payment attributable to the payment of accrued bonus, of approximately $206,250, is payable within four months of termination (two and one-half months in the case of non-renewal of his employment agreement).  In the event of Mr. Sokolow’s termination due to Cause or without Good Reason, Mr. Sokolow would have been entitled only to all Accrued Obligations.

Mr. Sokolow’s option agreements contain clauses that provide that in the event of a change in control of our company, the non-renewal of the employment agreement as set forth above, the termination of employment for Good Reason or without Cause or upon the death or disability of Mr. Sokolow, all outstanding stock options become fully vested in the holder. The unrealized value of in-the-money unvested stock options subject to accelerated vesting was approximately $0 as of September 30, 2010.

Alan Levin, Chief Financial Officer

Assuming Mr. Levin had been terminated on September 30, 2010, he would have been entitled to receive approximately $118,000 as a result of termination by us without Cause, in the event of a change in control, by Mr. Levin for good reason or upon Mr. Levin’s death or disability, representing (i) a severance payment equal to 50% of Mr. Levin’s prior year’s salary; (ii) all Accrued Obligations and (iii) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Levin, his spouse and dependents were participating immediately prior thereto.  The severance payment attributable to salary, of approximately $90,000 is payable over a 6 month period.  The severance payment attributable to benefits, of approximately $28,000 is payable over an 18 month period.

In the event of Mr. Levin’s termination due to Cause, without Good Reason or the non-renewal of Mr. Levin’s employment agreement, Mr. Levin would have been entitled only to all Accrued Obligations.

Mr. Levin’s option agreements contain clauses that provide that in the event of a change in control of our company, the termination of employment for Good Reason or without Cause or upon the death or disability of Mr. Levin, all outstanding stock options become fully vested in the holder. The unrealized value of in-the-money unvested stock options subject to accelerated vesting was approximately $0 as of September 30, 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,673,919 (1)	$0.83	4,065,360(2)

(1) Includes options issued and outstanding under the 2001 and 2006 Stock Option Plans.

(2) Includes options available for issuance under the 2006 and 2008 Stock Option Plans.

Certain Beneficial Owners

The following table sets forth certain information with respect to persons known by the management of the Company to own beneficially more than five percent (5%) of the voting securities of the Company as of January 28, 2011:

	Amount and Nature
Name and Address of	of Beneficial		Percentage of
Beneficial Owner	Ownership (1)	Note	Class
Marshall S. Geller	7,474,598	(2)	29.52%
c/o St. Cloud Capital Partners, L.P.
10866 Wilshire Boulevard, Suite 1450
Los Angeles, CA 90024
Mark Goldwasser	1,979,793		9.07%
120 Broadway, 27th Floor		(3)
New York, NY 10271
Leonard J. Sokolow	2,134,578		10.06%
1200 North Federal Highway, Suite 400		(4)
Boca Raton, FL 33432
Triage Partners LLC	1,249,454		5.96%
90 Park Avenue, 39th Floor		(5)
New York, NY 10016
Michael Weiss, Opus Point Partners, LLC	5,333,333		21.13%
787 Seventh Avenue, 48th Floor,		(6)
New York, NY 10019
Bedford Oak Advisors, LLC	3,421,010		17.12%
100 South Bedford Road		(7)
Mt. Kisco, NY 10549
Paul Coviello, Linden Asset Management	3,416,798		14.65%
200 Abington Executive Park		(8)
Suite 205, Clark Summit, PA 18411
Frank Plimpton
450 Lake Avenue	1,364,781	(9)	6.42%
Greenwich Ct 06830
Christopher Dewey
120 Broadway, 27th Floor	1,725,569	(10)	8.12%
New York, NY 10271

(1)	All securities are beneficially owned directly by the persons listed on the table (except as otherwise indicated).

(2)
Includes (i) 2,004,083 shares of Common Stock and 602,630 shares issuable upon exercise of vested warrants and 602,630 shares issuable upon conversion of 6,026 shares of Series C Preferred Stock owned indirectly through St. Cloud Capital Partners, L.P., (ii) 1,093,750 shares issuable upon exercise of vested warrants and 3,375,000 shares issuable upon conversion of notes owned indirectly through St. Cloud Capital Partners II, L.P. and (ii) 60,000 shares issuable upon exercise of vested stock options.  Does not include (i) 431,170 shares issuable upon exercise of unvested warrants owned indirectly through St. Cloud Capital Partners, L.P. or (ii) 250,000 shares issuable upon exercise of unvested warrants owned indirectly through St. Cloud Capital Partners II, L.P.  Mr. Geller disclaims beneficial ownership of the securities owned by St. Cloud Capital Partners, L.P. and St. Cloud Capital Partners II, L.P.

(3)
Includes 1,050,400 shares issuable upon conversion of 13,130 shares of Series A Preferred Stock owned indirectly through One Clark LLC, 20,425 shares owned by direct family members and 857,500 shares issuable upon exercise of vested stock options.  Does not include 250,000 shares issuable upon exercise of unvested stock options.

(4)
Includes (i) 31,110 shares held by or on behalf of Mr. Sokolow’s sons, (ii) 800,513 shares held by Mr. Sokolow and his wife as joint tenants (iii) 201,041 shares issuable upon conversion of 2,010 shares of Series C Preferred Stock, (iv) 71,914 shares issuable upon exercise of warrants, and  (v) 1,030,000 shares issuable upon exercise of vested stock options.  Does not include 143,827 shares issuable upon exercise of unvested warrants or 320,000 shares issuable upon exercise of unvested stock options.  Mr. Sokolow disclaims beneficial ownership of the shares held by his sons.

(5)	Includes 1,050,480 shares issuable upon conversion of 13,131 shares of Series A Preferred Stock.

(6)
Michael S. Weiss accepted his nomination to the Board of Directors and to serve as Chairman of the Board.  Includes (i) 1,333,333 shares issuable upon exercise of vested warrants and (ii) 4,000,000 shares issuable upon conversion of 40,000 shares of Series D Preferred Stock owned indirectly through Opus Point Partners, LLC and related private investment funds controlled by it.  Mr. Weiss is the managing member of Opus Point Partners.  Does not include 2,666,667 shares issuable upon exercise of unvested warrants held by Opus Point Partners and its affiliated funds.  Michael S. Weiss has investment and voting control of the securities held by the Opus Point entities.  Mr. Weiss disclaims beneficial ownership of the securities owned by Opus Point Partners and its affiliated funds.

(7)
Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13G filed February 2, 2010 and a Form 4 filed January 10, 2011 and includes 75,000 shares issuable upon exercise of warrants.  Harvey Eisen holds voting and investment power over these securities.

(8)
Includes (i) 864,312 shares issuable upon exercise of vested warrants, (ii) 552,486 shares issuable upon conversion of 5,525 shares of Series C Preferred Stock and (iii) 2,000,000 shares issuable upon conversion of 20,000 shares of Series D Preferred Stock owned indirectly through Linden Growth Partners Master Fund, L.P., of which Mr. Coviello serves as manager.  Does not include 1,728,624 shares issuable upon exercise of unvested warrants held by Linden Growth Partners Master Fund, L.P.  Mr. Coviello disclaims beneficial ownership of the securities owned by Linden Growth Partners Master Fund, L.P.

(9)
Includes 1,005,206 shares issuable upon conversion of 10,052 shares of Series D Preferred Stock and 359,576 shares issuable upon exercise of vested warrants.  Does not include 719,154 shares issuable upon exercise of unvested warrants.

(10)
Includes (i) 25,000 shares owned by Mr. Dewey's daughters, (ii) 629,792 shares issuable upon exercise of vested warrants, (iii) 502,603 shares issuable upon conversion of 5,026 shares of Series C Preferred Stock and (iv) 220,000 shares issuable upon exercise of vested stock options. Does not include 359,586 shares issuable upon exercise of unvested warrants.   Mr. Dewey disclaims beneficial ownership of the securities owned by his daughters.

Security Ownership of Management

The following information is furnished as of January 28, 2010, as to each class of equity securities of the Company beneficially owned by all directors and named executive officers of the Company:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Note	Percent of Class
Michael Weiss - Non Executive Chairman of the Board and Director	5,333,333	(1)	21.13%
Mark Goldwasser – Chief Executive Officer and Director	1,979,793	(2)	9.07%
Leonard J. Sokolow – Vice Chairman, President and Director	2,134,578	(3)	10.06%
Christopher C. Dewey – Vice Chairman and Director	1,725,569	(4)	8.12%
Marshall S. Geller – Director	7,474,598	(5)	29.52%
Robert W. Lautz, Jr. – Director	30,000	(6)	0.15%
Frank Plimpton - Director	1,364,781	(7)	6.42%
Paul S. Coviello - Director	3,416,798	(8)	14.65%
Jorge A. Ortega – Director	58,000	(9)	0.29%
Alan B. Levin – Chief Financial Officer and Secretary	155,500	(10)	0.78%
Mark Roth - Chief Operating Officer and General Counsel	-		0.00%
All executive officers and directors of the Company as a group (eleven persons)	23,672,950		52.45%

(1)
Michael S. Weiss accepted his nomination to the Board of Directors and to serve as Chairman of the Board.  Includes (i) 1,333,333 shares issuable upon exercise of vested warrants and (ii) 4,000,000 shares issuable upon conversion of 40,000 shares of Series D Preferred Stock owned indirectly through Opus Point Partners, LLC and related private investment funds controlled by it.  Mr. Weiss is the managing member of Opus Point Partners.  Does not include 2,666,667 shares issuable upon exercise of unvested warrants held by Opus Point Partners and its affiliated funds.  Michael S. Weiss has investment and voting control of the securities held by the Opus Point entities.  Mr. Weiss disclaims beneficial ownership of the securities owned by Opus Point Partners and its affiliated funds.

(2)
Includes 1,050,400 shares issuable upon conversion of 13,130 shares of Series A Preferred Stock owned indirectly through One Clark LLC, 20,425 shares owned by direct family members and 857,500 shares issuable upon exercise of vested stock options.

(3)
Includes (i) 31,110 shares held by or on behalf of Mr. Sokolow’s sons, (ii) 800,513 shares held by Mr. Sokolow and his wife as joint tenants, (iii) 1,030,000 shares issuable upon exercise of vested stock options, (iv) 201,041 shares issuable upon conversion of 2,010 shares of Series C Preferred Stock and (v) 71,914 shares issuable upon exercise of vested warrants.  Does not include 143,827 shares issuable upon exercise of unvested warrants or 320,000 shares issuable upon exercise of unvested stock options. Mr. Sokolow disclaims beneficial ownership of the shares held by his sons.

(4)
Includes (i) 25,000 shares owned by Mr. Dewey’s daughters, (ii) 629,792 shares issuable upon exercise of vested warrants, (iii) 502,603 shares issuable upon conversion of 5,026 shares of Series C Preferred Stock and (iv) 220,000 shares issuable upon exercise of vested stock options.  Does not include 359,586 shares issuable upon exercise of unvested warrants.  Mr. Dewey disclaims beneficial ownership of the securities owned by his daughters.

(5)
Includes (i) 2,004,083 shares of Common Stock, 278,085 shares issuable upon exercise of vested warrants and 602,630 shares issuable upon conversion of 6,026 shares of Series C Preferred Stock owned indirectly through St. Cloud Capital Partners, L.P., (ii) 1,093,750 shares issuable upon exercise of vested warrants and 3,375,000 shares issuable upon conversion of notes owned indirectly through St. Cloud Capital Partners II, L.P. and (iii) 60,000 shares issuable upon exercise of vested stock options.  Does not include (i) 431,170 shares issuable upon exercise of unvested warrants owned indirectly through St. Cloud Capital Partners, L.P. or (ii) 250,000 shares issuable upon exercise of unvested warrants owned indirectly through St. Cloud Capital Partners II, L.P.  Mr. Geller disclaims beneficial ownership of the securities owned by St. Cloud Capital Partners, L.P. and St. Cloud Capital Partners II, L.P.

(6)	Includes 30,000 shares issuable upon exercise of vested stock options.

(7)
Includes 979,840 shares issuable upon conversion of 12,248 shares of Series A Preferred Stock, 2,823,100 shares issuable upon exercise of vested stock options, 3,375,000 shares issuable upon conversion of convertible notes and 1,386,250 shares issuable upon exercise of warrants.

(8)	Includes 140,000 shares issuable upon exercise of vested stock options.

(9)	Includes 58,000 shares issuable upon exercise of vested stock options.

(10)	Includes 140,000 shares issuable upon exercise of vested stock options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Messrs. Dewey, Sokolow and Levin have brokerage accounts and margin agreements with National Securities or vFinance Investments.  The transactions, borrowings and interest charges in these accounts are handled in the ordinary course of business and are consistent with similar third party customer accounts.

During June 2010, we issued notes payable aggregating $650,000 to Christopher Dewey, Leonard Sokolow, both directors and executive officers, and to St. Cloud Partners L.P., an affiliate of one our directors, Marshal Geller. We satisfied our obligations under the notes payable by issuing 13,062 shares of Series C Preferred Stock and 1,401,874 Warrants during July 2010.

During September 2010, we issued 6,000,000 shares of Series D Preferred Stock and 6,000,000 Warrants  to Opus Point Partners and Linden Growth Partners Master Fund. Our directors Michael S. Weiss and Paul J. Coviello are affiliated with Opus and Linden, respectively.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. Fees for services performed by Sherb & Co. during fiscal year 2010 relating to the audit of our consolidated annual financial statements, and the review of our consolidated quarterly financial statements included in our Forms 10-Q were approximately$145,000.  Fees for services performed by Sherb & Co during fiscal year 2009 relating to the audit of our consolidated annual financial statements and the review of our consolidated quarterly financial statements included in our Forms 10-Q were approximately $150,000.

Audit-Related Fees. “Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. There were no such fees paid in fiscal years 2010 or 2009.

Tax Fees. The fees billed in fiscal years 2010 and 2009 for tax compliance, tax advice or tax planning amounted to $50,000 and $27,500, respectively.

All Other Fees. There were no other fees paid

Pre-Approval Policies

Pursuant to the rules and regulations of the SEC, before the Company’s independent public accountant is engaged to render audit or non-audit services, the engagement must be approved by the Company’s audit committee or entered into pursuant to the committee’s pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: January 28, 2011	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer

Date: January 28, 2011	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 28, 2011	By:	/s/ Michael S. Weiss
Michael S. Weiss, Chairman

Date: January 28, 2011	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer and Director

Date: January 28, 2011	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow
Vice Chairman, President and Director

Date: January 28, 2011	By:	/s/ Christopher C. Dewey
Christopher C. Dewey
Vice Chairman and Director

Date: January 28, 2011	By:	/s/ Marshall S. Geller
Marshall S. Geller, Director

Date: January 28, 2011	By:	/s/ Robert W. Lautz, Jr.
Robert W. Lautz, Jr., Director

Date: January 28, 2011	By:	/s/ Jorge A. Ortega
Jorge A. Ortega, Director

Date: January 28, 2011	By:	/s/ Paul J. Coviello
Paul J. Coviello, Director

Date: January 28, 2011	By:	/s/ Frank S. Plimpton
Frank S. Plimpton, Director

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.