Form 10-Q
period 2010-12-31
NATIONAL HOLDINGS CORP
filed 2011-02-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2010	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of February 11, 2011 there were 19,896,704 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2010
INDEX

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition
as of December 31, 2010 and September 30, 2010	4

Unaudited Condensed Consolidated Statements of Operations for the
Three months Ended December 31, 2010 and 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	23

Item 3 - Quantitative & Qualitative Disclosures About Market Risk	29

Item 4 - Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	30

Item 1A - Risk Factors	30

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3 - Defaults Upon Senior Securities	30

Item 4 - Submissions of Matter to a Vote of Security Holders	30

Item 5 - Other Information	30

Item 6 - Exhibits	31

Signatures	31

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

PART I.                      FINANCIAL INFORMATION

ITEM I.                       FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS
	December 31,	September 30,
	2010	2010
Current Assets	(Unaudited)
Cash	$8,473,000	$5,390,000
Deposit with clearing organizations	1,159,000	1,159,000
Receivables from broker dealers and clearing organizations	4,208,000	3,518,000
Other receivables, net of allowance for uncollectible accounts of
$315,000 and $324,000 at December 31 and September 30, 2010	1,018,000	804,000
Advances to registered representatives - Current portion	931,000	1,026,000
Securities owned: marketable – at market value	2,304,000	680,000
Securities owned: nonmarketable – at fair value	83,000	57,000
Total Current Assets	18,176,000	12,634,000

Advances to registered representatives - Long term portion	359,000	415,000
Fixed assets, net	980,000	1,127,000
Secured demand note	-	500,000
Intangible assets, net	1,553,000	1,708,000
Other assets	1,101,000	996,000
Total Assets	$22,169,000	$17,380,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$14,160,000	$11,079,000
Derivative liabilities	4,243,000	4,331,000
Payable to broker dealers and clearing organizations	143,000	169,000
Securities sold, but not yet purchased, at market	-	21,000
Notes payable	500,000	500,000
Total Current Liabilities	19,046,000	16,100,000

Accrued expenses and other liabilities - Long term portion	148,000	864,000
Convertible notes payable, net of debt discount of $543,000 and $642,000
at December 31 and September 30, 2010 respectively	5,457,000	5,358,000
Total Liabilities, before subordinated borrowings and other liabilities	24,651,000	22,322,000

Subordinated borrowings	250,000	750,000

Preferred Stock, $0.01 par value, 134,500 shares authorized; 94,167 shares designated as Series C and D issued and outstanding	537,000	537,000

Total Liabilities	25,438,000	23,609,000

National Hodldings Corporation Stockholders' Equity
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 46,050 shares issued and outstanding (liquidation preference:
$4,605,000) at December 31 and September 30, 2010	-	-
Common stock, $.02 par value, 50,000,000 shares authorized;
19,896,704 and 17,276,704 shares issued and outstanding at December 31 and
September 30, 2010, respectively	398,000	346,000
Additional paid-in capital	43,808,000	43,132,000
Subscription receivable	-	(1,334,000)
Accumulated deficit	(47,529,000)	(48,415,000)
Total National Holdings Corporation Stockholders' Equity	(3,323,000)	(6,271,000)

Non Controlling Interest	54,000	42,000

Total Liabilities and Stockholders' Equity	$22,169,000	$17,380,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three-month Period Ended
	December 31,
	2010	2009
Revenues
Commissions	$23,248,000	$17,504,000
Net dealer inventory gains	3,531,000	4,169,000
Investment banking	2,776,000	1,914,000
Total commission and fee revenues	29,555,000	23,587,000

Interest and dividends	909,000	500,000
Transfer fees and clearing services	2,736,000	2,906,000
Other	1,774,000	1,333,000
Total Revenues	34,974,000	28,326,000

Operating Expenses
Commissions and fees	28,344,000	22,200,000
Employee compensation and related expenses	2,820,000	3,053,000
Clearing fees	718,000	449,000
Communications	1,085,000	1,102,000
Occupancy, equipment and other administrative costs	786,000	1,038,000
Professional fees	310,000	393,000
Interest	295,000	294,000
Taxes, licenses, registration	336,000	459,000
Total Operating Expenses	34,694,000	28,988,000

Net Income (Loss) from Operations	280,000	(662,000)

Other Income
Decrease in fair value of derivative liabilities	618,000	-
Total Other Income	618,000	-

Net income (loss) before non-controlling interest	898,000	(662,000)
Non-controlling interest	12,000	-
Net income (loss)	886,000	(662,000)

Preferred stock dividends	(104,000)	(97,000)

Net income (loss) attributable to common stockholders	$782,000	$(759,000)

INCOME (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders: Basic	$0.04	$(0.04)
Net income (loss) attributable to common stockholders: Diluted	$0.01	$(0.04)

Weighted average number of shares outstanding: Basic	17,687,682	17,151,704
Weighted average number of shares outstanding: Diluted	27,100,374	17,151,704

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$886,000	$(662,000)
Adjustments to reconcile net income (loss) to net
cash used in operating activities
Depreciation and amortization	329,000	329,000
Amortization of forgivable notes to brokers	114,000	286,000
Amortization of deferred financing costs	-	11,000
Amortization of note discount	99,000	87,000
Fair value of options	100,000	182,000
Provision bad debt	(9,000)	-
Net realized and unrealized gain on securities	(66,000)	-
Non-controlling interest	12,000	-
Decrease in fair value of derivative liabilities	(618,000)	-
Changes in assets and liabilities
Deposits with clearing organizations	-	1,000
Receivables from broker-dealers, clearing organizations and others	(858,000)	2,237,000
Securities owned: marketable, at market value	(1,558,000)	258,000
Securities owned: non-marketable, at fair value	(26,000)	(18,000)
Other assets	(105,000)	(127,000)
Accounts payable, accrued expenses and other liabilities	2,339,000	(3,945,000)
Securities sold, but not yet purchased, at market	(21,000)	73,000
Net cash provided by (used in) operating activities	618,000	(1,288,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of note receivable	500,000	-
Purchase of fixed assets	(27,000)	(134,000)
Net cash provided by (used in) investing activities	473,000	(134,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of subordinated borrowings	(500,000)	-
Proceeds from issuance of common stock	1,310,000	-
Proceeds from issuance of preferred stock	1,334,000	-
Payment of financing costs	(152,000)	-
Net cash provided by financing activities	1,992,000	-

NET INCREASE (DECREASE) IN CASH	3,083,000	(1,422,000)

CASH BALANCE
Beginning of the fiscal year	5,390,000	6,493,000
End of the period	$8,473,000	$5,071,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$186,000	$199,000
Income taxes	$-	$42,000
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Embedded conversion features upon issuance	$530,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements as of December 31, 2010 and for the periods ended December 31, 2010 and December 31, 2009 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Through its Broker Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 45,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 4,000 small and micro-cap listed stocks and provides liquidity in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority, Inc. ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  vFinance Investments is also a member of the National Futures Association ("NFA").

In July 1994, National Securities formed a wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM").  NAM is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.  In March 2009, all of the issued and outstanding stock of NAM was transferred from National Securities to National.  National formed a new wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”) in the third quarter of fiscal year 2006.  National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.  National Insurance finalized certain requisite state registrations during the second quarter of fiscal year 2007 and commenced business operations that to date have been de minimus.  vFinance Lending Services, Inc. (“vFinance Lending”), originally formed as a wholly owned subsidiary of vFinance, Inc. was established in May 2002.  It is a mortgage lender focused primarily on the commercial sector, providing bridge loans and commercial mortgages through its nationwide network of lenders. Its operations to date have been de minimus.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Customer security transactions and the related commission income and expense are recorded on a trade date basis.  Customers who are financing their transaction on margin are charged interest.  The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC (“NFS”), Penson Financial Services, Inc. (“Penson”), Legent Clearing LLC (“Legent”), ICBC (formerly known as Fortis Securities, LLC (“ICBC”)) and Rosenthal Collins Group, LLC. (“Rosenthal”).  The interest is billed on the average daily balance of the margin account.

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

Other revenue consists primarily of investment advisory fees which are account management fees for high net worth clients.  These fees are determined based on a percentage of the customers assets under management, are billed monthly in arrears, quarterly in arrears and are recognized when collected.  Some fees are collected quarterly in advance, and those are accounted for as deferred revenue until earned.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31 and September 30, 2010, with the exception of its subordinated borrowings and securities owned- nonmarketable.  The carrying amounts of the convertible promissory notes at December 31 and September 30, 2010 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31 2010 and September 30, 2010, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.  The fair value of the derivative liabilities is based on the quoted market prices of the Company’s stock.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.  The fair value of the derivative liabilities are classified as Level 2 within our fair value hierarchy.

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

The Company assessed the classification of its derivative financial instruments as of December 31, 2010, which consist of common stock purchase warrants, and determined that such derivatives are accounted for in accordance with professional standards.

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

The Company evaluated the conversion option embedded in the series A Preferred Stock and determined, in accordance with the provisions of these statements, that such conversion option does not meet the criteria requiring bifurcation of these instruments. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option embedded in the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the preferred shares.  Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed in accordance with professional standards.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could require net cash settlement, then the contract shall be classified as an asset or a liability.

Pursuant to 815-40-25-22, if the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including outstanding convertible debt or instruments, outstanding stock options and warrants, exceeds the maximum number of shares that could be required to be delivered under share settlement of the contract.  The warrants issued pursuant to the Series D transactions, even if not all vested, trigger this excess.  Accordingly, the share settlement of the exercise of such warrants is not within the control of the Company and should be classified as liability.

Additionally, the Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While the Series C and Series D preferred Stock transactions do not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they do provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments do not contain an exercise contingency, other than the passage of time for the warrants, the settlement of the warrants associated with Series C and D and the Series C and D Preferred Stock would not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed stock price.  Accordingly, they are not indexed to the Company’s stock price.

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

	Three Months Ended
	December 31,	December 31,
	2010	2009
Numerator:
Net income (loss) attributable to common stockholders	$886,000	$(662,000)
Preferred stock dividends	(104,000)	(97,000)
Decrease in fair value of derivative liabilities	(618,000)	-
Numerator for basic earnings per share-net income (loss)
attributable to common stockholders - as reported	164,000	(759,000)
Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$164,000	$(759,000)

Denominator:
Denominator for basic earnings per share--weighted
average shares	17,687,682	17,151,704
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Assumed conversion of Series C and D preferred stock	9,412,692	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	27,100,374	17,151,704

Net Profit (loss) available to common stockholders
Diluted	$0.01	$(0.04)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month period ended
	December 31,
	2010	2009

Series A Preferred Stock	3,684,000	3,436,560
Convertible notes payable	3,375,000	3,375,000
Options	4,764,837	4,644,125
Warrants	12,554,051	1,908,362
	24,377,888	13,364,047

The anti-dilutive common shares outstanding at December 31, 2010 and 2009 are as follows:

	2010	2009

Series A Preferred Stock	3,684,000	3,436,560
Convertible notes payable	3,375,000	3,375,000
Options	4,344,987	3,376,084
Warrants	14,923,942	1,726,250
	26,327,929	11,913,894

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

The Company granted 300,000 options during the three-month period ended December 31, 2009.

The fair value of such options is based on the Black Scholes Model using the following assumptions:

Exercise price :	$0.69
Market price at date of grant :	$0.69
Volatility :	86.3%
Expected dividend rate:	0%
Expected terms:	5 years
Risk-free interest rate:	2.20%

The Company did not grant any options during the three-month period ended December 31, 2010.

The following activity occurred under our plan:

	Three-month period ended
	December 31,
	2010	2009

Weighted-average grant-date fair value of options granted	N/A	$0.47
Fair value of options recognized as expense:	$100,000	$182,000

The total compensation cost related to non-vested options not yet recognized amounted to approximately $229,000 at December 31, 2010 and the Company expects that it will be recognized over the following weighted-average period of 34 months.

A summary of the status of the Company’s non-vested shares as of December 31, 2010, and changes during the three month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2010	1,156,665	$0.74

Granted	-	$-

Vested	(191,435)	$0.79

Expired	(205,957)	$0.90

Nonvested at December 31, 2010	759,273	$0.51

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

Securities Owned

Marketable securities which consist of publicly traded unrestricted common stock and bonds are valued at the closing price on the valuation date.  Non-marketable securities which consist partly of restricted common stock and of non-tradable warrants exercisable into freely trading common stock of public companies are carried at fair value as determined in good faith by management, but based on upon the presence of an actual value in the open market.

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

Recent Accounting Pronouncements

Recent accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

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

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At December 31, 2010 and September 30, 2010, the receivables of $4,208,000 and $3,518,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At December 31, 2010 and September 30, 2010, the amounts payable to broker-dealers and clearing organizations of $143,000 and $169,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 6. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of December 31, 2010:

	Securities	Securities sold, but
	owned	not yet purchased

Corporate stocks	$140,000	$-
Corporate bonds	-	-
Governement obligations	2,164,000	-
Non-marketable securities	83,000	-
	$2,387,000	$-

The following table shows the quoted market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of September 30, 2010:

	Securities	Securities sold, but
	owned	not yet purchased

Corporate stocks	$72,000	$21,000
Corporate bonds	-	-
Government obligations	608,000	-
Non-marketable securities	57,000	-
	$737,000	$21,000

Fair Value Measurements

As of December 31, 2010
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$140,000	-	-	$140,000
Corporate bonds	-	-	-	-
Government obligations	2,164,000	-	-	2,164,000
Restricted stock	-	83,000	-	83,000
	$2,304,000	$83,000	$-	$2,387,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$-	-	-	$-
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$-	$-	$-	$-

As of September 30, 2010
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$72,000	-	-	$72,000
Corporate bonds	-	-	-	-
Government obligations	608,000	-	-	608,000
Restricted stock	-	57,000	-	57,000
	$680,000	$57,000	$-	$737,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$21,000	-	-	$21,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$21,000	$-	$-	$21,000

NOTE 7. OTHER ASSETS

Other assets as of December 31, 2010 and September 30, 2010, respectively, consist of the following:

	December 31,	September 30,
	2010	2010
Prepaid expenses	$683,000	$579,000
Deposits	196,000	184,000
Investments in unaffiliated entity	162,000	162,000
Deferred financing costs	60,000	71,000
Total	$1,101,000	$996,000

NOTE 8. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The short term portion of accounts payable, accrued expenses and other liabilities as of December 31, 2010 and September 30, 2010, respectively, consist of the following:

	December 31, 2010	September 30, 2010

Commissions payable	$9,334,000	$6,037,000
Deferred clearing fee credits	198,000	210,000
Telecommunications vendors payable	64,000	80,000
Legal payable	273,000	575,000
Deferred rent payable	270,000	373,000
Accrued compensation	839,000	702,000
Capital lease liability	453,000	540,000
Other vendors	2,877,000	3,426,000
Total	$14,308,000	$11,943,000

NOTE 9. DERIVATIVE LIABILITIES

During fiscal 2010, the Company issued shares of Preferred Stock Series C and D and associated warrants.  The terms of the Preferred Stock C and D and associated warrants include a subsequent financing reset provision which lapses in July 2011 and March 2011, respectively.  Additionally, holders of the warrants issued pursuant to Series D have a right to net settle their warrants in cash if there aren’t enough shares of common stock authorized to cover the issuance of shares pursuant to the exercise of such warrants.  The net settlement effective price per warrant is the difference between the fair value as defined and the effective exercise price.  Furthermore, the maximum number of shares required to be delivered during the period under which the warrants issued pursuant to the Series D transaction, together with all outstanding convertible debt, stock options, warrants, and series A, C and D Preferred shares, exceeds the amount of authorized shares at September 29, 2010, their date of issuance.  Furthermore, the warrants issued in connection with the sale of the Company’s common stock in December 2010 also exceed the amount of authorized shares at the date of issuance.

The Company accounts for the embedded conversion features included in its Series C and Series D preferred Stock as well as the related warrants and the warrants issued in connection with the issuance of the Company’s shares of Common stock during 2010 as derivative liabilities.

The aggregate fair value of derivative liabilities at December 31 and September 30, 2010 amounted to $4,243,000 and $4,331,000, respectively.

During the three-month period ended December 31, 2010, the Company issued 2,820,000 warrants which were accounted for as liability contracts.  The fair value of the warrants at their date of issuance amounted to $530,000 and was offset against the proceeds of the issuance of the Company’s common stock.

The fair value of the embedded conversion features and warrants were based on the Company’s quoted traded price and the Black Scholes method, respectively, at each measurement date.

The fair value of the derivative instruments were based on the following assumptions:

	December 31,	Issuance during	September 30,
	2010	the three-month	2010
		period ended
		December 31, 2010
Embedded Conversion Features:
Exercise price	$0.34	N/A	$0.40
market value	$0.34	N/A	$0.40

Warrants:
Effective Exercise price	$0.50	$0.50	$0.50
Effective Market price	$0.33-$0.34	$0.34-$0.35	$0.34-$0.40
Volatility	75%	75%	76%
Risk-free interest	2.06%	2.06%	1.27%
Terms	4.5-5 years	5 years	5 years
Expected dividend rate	0%	0%	0%

The fair value of derivative liabilities decreased by $618,000 between measurement dates during the three-month period ended December 31, 2010.  Such decrease is recorded as other income in the accompanying statement of operations.

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

The following table summarizes convertible notes payable at December 31, 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
10% convertible notes payable	$6,000,000	$6,000,000
Less: Debt discount	(543,000)	(642,000)
	$5,457,000	$5,358,000

The Company incurred interest expense related to its convertible notes of approximately $150,000 and $152,000 for the three months ended December 31, 2010 and 2009, respectively.

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
During 2009 the Company repaid $500,000 of the notes payable and the other $500,000 has been extended to a new maturity of May 2010.  In June 2010, the remaining lender agreed to extend the maturity date to March 31, 2011, in consideration of a warrant grant to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.50.

This note is made by Christopher Dewey, one of the Company’s directors. The Company incurred interest expense related to this note of $8,750 and $9,000 for the three months ended December 31, 2010 and 2009, respectively.

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

National Securities entered into a secured demand note collateral agreement with an employee of National Securities and a former Director of the Company, to borrow securities that can be used by the Company for collateral agreements.  These securities have been pledged through an unrelated broker-dealer, and have a borrowing value totaling $500,000.  This note bears interest at 5% per annum with interest paid monthly. In fiscal year 2009, upon the maturity of the aforementioned note, the lender opted to not renew the note and as such, the note is presently in “Suspended Repayment” status, as defined in the original note.    Certain of the securities, totaling $168,000, have been pledged as collateral for security deposits for office leases under two letters of credit.  No amounts have been drawn on either of these letters of credit.  The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share.  This warrant expired on July 31, 2009. In December 2010, this Secured demand note was repaid with all accrued interest due through the repayment.

In June 2009, National Securities was approved by the FINRA to receive a Subordinated loan from Legent for $100,000.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent to clear a portion of the business.  This loan was forgiven in June 2010 after National Securities completed the contractual obligations required by the contract..

In July 2009, National Securities was approved by the FINRA to receive an additional Subordinated loan from Legent for $250,000, also bearing interest at the rate of 4.5% payable monthly.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent to clear a portion of the business.  This loan began principal repayment at a minimum of $10,000 per month or $10 per transaction, whichever is greater, starting July 31, 2010. Some or all of this repayment may be funded by transactional credits depending on the amount of business conducted through Legent on a monthly basis.

NOTE 13. COMMITMENTS AND CONTINGENCIES

During the quarter ended December 31, 2010, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The Company’s subsidiaries are defendants in various arbitrations and administrative proceedings, lawsuits and claims together alleging damages of approximately $14,223,000.  The Company believes most of such claims are substantially without merit and estimates, to the extent that it can, that its aggregate liability from these pending actions is less than $1,000,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business.  The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at December 31, 2010 and 2009, is $499,000 and $265,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.  The Company has included in “Professional fees” litigation and FINRA related expenses of $373,000 and $187,000 for the first quarter of fiscal year 2010 and 2009, respectively.

NOTE 14.  STOCKHOLDERS’ EQUITY

Issuance of shares of common stock and warrants pursuant to a private placement

During the three-month period ended December 31, 2010, the Company generated gross proceeds of $1,310,000 by issuing 2,620,000 shares of its common stock.  The Company paid $152,000 in financing costs in connection with the issuance of shares.  Additionally, the Company recognized derivative liabilities of $530,000 in connection with this transaction, which was offset against the proceeds.  Furthermore, the Company issued 2,620,000 warrants to the investors participating in this private placement and 200,000 warrants to brokers.  The warrants have an exercise price of $0.50 per share.  The warrants expire in December 2016.

Receipt of subscription receivable

During the three-month period ended December 31, 2010, the Company received the remaining proceeds of its Series D preferred Stock offering which amounted to $1,334,000.

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.  In the quarter ended December 31, 2010, the Company recognized approximately $104,000 of dividends on its Series A preferred stock, and at December 31, 2010, the total amount of accumulated dividends on the Company’s 46,050 issued and outstanding shares of Series A preferred stock was approximately $312,000.

NOTE 15. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At December 31, 2010, National Securities had net excess capital of approximately $1,816,000 which exceeded its requirement by approximately $1,566,000.

In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2010, vFinance Investments had net capital of approximately $1,386,000 which was approximately $386,000 in excess of its required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 492%.  At December 31, 2010, EquityStation had net capital of approximately $352,000 which was approximately $252,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 141%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 16: SUBSEQUENT EVENTS

During January 2011, the Company finalized its joint venture with Opus Point Partners, LLC, one of the Company’s significant stockholders.  The Company received a 50% interest in the joint venture in consideration of an initial capital contribution of $1 million.  The joint venture will initially provide investment banking services focused on the global life science sector.  The joint venture may be terminated at will by both parties.

During February 2011, the Company generated gross proceeds of $275,000 by issuing 550,000 shares of its common stock.  Additionally, the Company issued 550,000 warrants to the investors participating in this private placement.  The warrants have an exercise price of $0.50 per share.  The warrants expire in December 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance.  Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information.  These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 2010.  Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report.  The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) EquityStation, Inc. (“EquityStation”) and National Asset Management Inc. (EquityStation, collectively with National Securities and vFinance Investments, are the “Broker Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients.

Each of the Broker Dealer Subsidiaries is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”) and each is a member of the Securities Investor Protection Corporation (“SIPC”).  vFinance Investments and National Securities are also subject to regulation by the National Futures Association (“NFA”). In addition, each of the Broker Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico, with vFinance Investments also being licensed in the U.S. Virgin Islands.

As of December 31, 2010, we had approximately 920 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 80 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. These independent operators, many of whom are financial planners, are required to pay their own expenses. This independent contractor model calls for a much higher payout percentage, (typically in the 70-90% range) than the traditional employee model of brokerage which typically only pays between 25-50% of production.

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

Business Environment in the First Fiscal Quarter of 2011

The financial markets seemed to strengthen during the first quarter of our fiscal year, as U.S. economic critical data showed some very early indications of economic recovery.  Merger and acquisitions markets continue to show signs of rebound; however the extent and timing of a significant rise in transactions is uncertain.

Volatility in the financial markets remains due to uncertainties related to bank regulation, the Federal Reserve’s plans to maintain quantitative easing programs resulting in risks of inflation which may lead to higher interest rates. The potential tightening of credit and proposed regulations of banks and other financial institutions may have a detrimental impact on the markets.

The results of our operations during the first quarter of 2011 were impacted by the volatility in the financial markets yet clearly show signs of improvement over our recently recorded results. As these results are highly dependent on the environment in which our businesses operate, our quarterly results may not necessarily be indicative of future performance.

Growth Strategy

We continue to evaluate opportunities to grow our businesses, including potential acquisitions or mergers with other securities, investment banking and investment advisory firms, and by adding to our base of independent representatives organically. These acquisitions may involve payments of material amounts of cash, the incurrence of a significant amount of debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing stockholders and/or may increase our leverage. For example, we finalized our agreement on a joint venture with Opus Point Partners LLC in which our initial investment is $1.0 million for a 50% interest in an investment banking operations focusing on the global life science industry.  We cannot assure you that we will be able to consummate any such potential acquisitions at all or on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Our first quarter of fiscal year 2011 resulted in an increase in revenues, with a lower increase in expenses compared to the same period last year.  As a result, we reported a net profit of $886,000 compared with a net loss of $662,000 for the first quarters of fiscal years 2011 and 2010, respectively.

	Three Months Ended
	December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$23,248,000	$17,504,000	$5,744,000	33%
Net dealer inventory gains	3,531,000	4,169,000	(638,000)	-15%
Investment banking	2,776,000	1,914,000	862,000	45%
Interest and dividends	909,000	500,000	409,000	82%
Transfer fees and clearance services	2,736,000	2,906,000	(170,000)	-6%
Other	1,774,000	1,333,000	441,000	33%
	$34,974,000	$28,326,000	$6,648,000	23%

Total revenues increased $6,648,000, or 23%, in the first quarter of fiscal year 2010 to $34,974,000 from $28,326,000 in the first quarter of fiscal year 2010.  The increase in revenues is primarily due to more favorable market conditions.  Commission revenue increased $5,744,000, or 33%, to $23,248,000 from $17,504,000 during the first quarter of fiscal year 2011 compared with the same period in fiscal year 2010, which is attributable to generally more favorable market conditions.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $638,000, or 15%, to $3,531,000 from $4,169,000 during the first quarter of fiscal year 2011 compared with the same period in fiscal year 2010.  The decrease is primarily due to less favorable trading conditions affecting our municipal bond trading, market making and other fixed income trading activities in the quarter ended December 31, 2010 as compared to the same quarter in 2009.

Investment banking revenue increased $862,000, or 45% to $2,776,000 from $1,914,000 during the first quarter of 2011 compared to the same period in fiscal year 2010.  This increase was attributable to greater revenues from successful completion of capital raising for clients, advisory and consulting services provided during the quarter.  Interest and dividend income increased by $409,000 or 82%, to $909,000 from $500,000 in the first quarter of fiscal year 2011 compared with the same period in fiscal year 2010.  The increase is primarily attributable to generally higher customer margin account balances, higher customer free cash balances and slightly higher prevailing interest rates during the quarter.  Transfer fees decreased $170,000 or 6%, to $2,736,000 in the first quarter of fiscal year 2011 from $2,906,000 in the first quarter of fiscal year 2010.  The decrease is due primarily to lower year end fees charged in 2010 than in 2009.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $441,000, or 33%, to $1,774,000 from $1,333,000 during the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.  The increase is due primarily to slightly more favorable business conditions and generally higher assets under management in our Registered Investment Advisory firm, National Asset Management.

In comparison with the 23% increase in total revenues, total expenses increased but not proportionately with revenues, up by $5,706,000, or 20%, to $34,694,000 for the first quarter of fiscal year 2011 compared to $28,988,000 in the first quarter of fiscal year 2010.  This increase in total expenses is primarily a result of an increase in commission expense, consistent with the increase in commission revenues, offset by reductions in most other expense categories, as a result of management's focus on cost cutting.

	Three Months Ended
	December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Commissions	$28,344,000	$22,200,000	$6,144,000	28%
Employee compensation and related expenses	2,820,000	3,053,000	(233,000)	-8%
Clearing fees	718,000	449,000	269,000	60%
Communications	1,085,000	1,102,000	(17,000)	-2%
Occupancy, equipment and other administrative expenses	786,000	1,038,000	(252,000)	-24%
Professional fees	310,000	393,000	(83,000)	-21%
Interest	295,000	294,000	1,000	0%
Taxes, licenses and registration	336,000	459,000	(123,000)	-27%
	$34,694,000	$28,988,000	$5,706,000	20%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $6,144,000, or 28%, to $28,344,000 in the first quarter of fiscal year 2011 from $22,200,000 in the first quarter of fiscal year 2010.  The increase is primarily attributable to an increase in the related commission revenues.  Commission expense also includes the amortization of advances to registered representatives of $114,000 and $286,000 for the first quarter of fiscal years 2011 and 2010, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense decrease $233,000, or 8%, to $2,820,000 in the first quarter of fiscal year 2010 from $3,053,000 in the first quarter of fiscal year 2010.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $100,000 and $182,000 in first quarter of fiscal years 2011 and 2010, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue remained unchanged at 89% in the first quarter of fiscal year 2011 and 2010, respectively.

Clearing fees increased $269,000 or 60%, to $718,000 in the first quarter of fiscal year 2011 from $449,000 in the first quarter of fiscal year 2010.  The increase in clearing fees is partially due to the repayment of the subordinated note to Legent, as well as a slightly lower percentage of our clearing costs being charged back to the brokers in 2010 than in 2009.

Communication expenses decreased $17,000 or 2%, to $1,085,000 from $1,102,000 in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.  The decrease is due to our focus on reducing excess capacity in high speed data lines and standard communication lines now that we have a fully integrated communications infrastructure throughout its locations. Occupancy, equipment and other administrative expenses decreased $252,000, or 24%, to $786,000 from $1,038,000 in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.  The decrease in these expenses is due primarily to our focus on reducing the cost of operations, including square footage rented as well as negotiating slightly better rental agreements.

Professional fees decreased $83,000, or 21% to $310,000 from $393,000 in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.  The decrease in professional fees is primarily a result of slightly lower costs to defend arbitrations and civil actions.

Interest expense remained virtually unchanged, showing an increase of $1,000, or less than 1%, to $295,000 from $294,000 in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.  The second fiscal quarter marks the start of a further reduction in borrowing costs as we paid down $500,000 of our Secured Demand Note with Peter Rettman in December 2010.   Included in interest expense is the amortization of deferred financing costs of $11,000 during the first quarter of fiscal years 2011 and 2010.  Taxes, licenses and registration decreased $123,000, or 27%, to $336,000 from $459,000 in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.  This decrease in taxes, licenses and registration is due to a general decrease in fees paid to regulators and other governmental agencies.

The fair value of derivative liabilities, as computed between measurement dates, amounted to $618,000 during the three-month period ended December 31, 2010.  We did not have any derivative liabilities outstanding during the three-month period ended December 31, 2009.  The decrease in fair value of derivative liabilities is primarily due a decrease in our quoted price per share between measurement dates, which is one of the main assumptions in our computation of derivative liabilities.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three months ended December 31, 2010 and December 31, 2009, EBITDA, as adjusted, was $1,125,000 and $477,000 respectively.  This improvement of $648,000 in the three months ended December 31, 2010 over 2009 resulted from a general decrease in operating costs primarily resulting from a decrease in employee compensation and other administrative costs, occupancy costs and professional fees.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP.

	Three Months Ended
	December 31,
	2010	2009

Net income (loss), as reported	$886,000	$(662,000)
Interest expense	295,000	294,000
Taxes	19,000	48,000
Depreciation	174,000	174,000
Amortization	155,000	155,000
EBITDA	1,529,000	9,000
Non-cash compensation expense	100,000	182,000
Forgivable loan write down	114,000	286,000
Change in fair value of derivative	(618,000)	-
EBITDA, as adjusted	$1,125,000	$477,000

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At December 31, 2010, National Securities’ net capital exceeded the requirement by $1,566,000.  Due to its market maker status, vFinance Investments is required to maintain minimum net capital of $1,000,000, and at December 31, 2010 vFinance Investments’ net capital exceeded the requirement by $386,000.  EquityStation is required to maintain minimum net capital of $100,000, and at December 31, 2010 EquityStation’s net capital exceeded the requirement by $252,000.

Advances, dividend payments and other equity withdrawals from our subsidiaries are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to us.  During the quarter ended December 31, 2010 we did not have any equity withdrawals.

We extend unsecured credit in the normal course of business to its brokers.  The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.  The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

Our primary sources of liquidity include our cash flow from operations, the sale of our securities and other financing activities. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least fiscal year 2011.  If market conditions should weaken, we would need to consider curtailing certain of our business activities, reducing fixed overhead costs and/or seek additional sources of financing.

Cash provided by our operating activities for the first quarter of fiscal year 2011 amounted to $618,000, which was primarily due to our net income of $886,000, adjusted by non-cash adjustments of $329,000 in depreciation and amortization, $114,000 in amortization of forgivable loans to brokers, $100,000 in stock compensation expense, $99,000 in amortization of note discount and a decrease in fair value of derivative liabilities of $618,000. An increase in receivables from our brokers/dealers and clearing firms of $858,000, which is commensurate with our increase in revenues, an increase in securities owned at market value of $1,558,000, which is primarily due to the timing of securities purchased for inventory, offset by a decrease in accounts payable and accrued expenses of $2,339,000, which is primarily due an increase in accrued compensation commensurate with our increased revenues, further contributed to the reduction in cash provided by operations.

Cash provided by investing activities for the first quarter of fiscal year 2011 amounted to $473,000, which was primarily due to the redemption of a note receivable of $500,000.

Cash provided by financing activities for the first quarter of fiscal 2011 amounted to $1,992,000 and was primarily due to net proceeds from the issuance of Series D Preferred Stock and our shares of common stock aggregating $2,492,000, offset by a principal repayment of $500,000 of subordinated borrowings.

Cash used in operating activities for the first quarter of fiscal year 2010 amounted to $1,288,000, which was primarily due to our net loss of $662,000, reduced by non-cash adjustments of $329,000 in depreciation and amortization, $286,000 in amortization of forgivable loans to brokers, $182,000 in stock compensation expense and $87,000 in amortization of note discount.  A decrease in receivables from our clearing firms of $2,237,000, a decrease in securities owned at market value of $258,000, offset by a decrease in accounts payable and accrued expenses of $3,945,000 and an increase in other assets of $127,000 further contributed to the reduction in cash used in operations.

Cash used in investing activities for the first quarter of fiscal year 2010 amounted to $134,000, which was due to the need to purchase fixed assets under mostly capital leases due to the move of our vFinance Boca Raton, Florida data center into a co-location facility in Miami, Florida, the move of our Boca Raton office to a new location and the ongoing upgrade of technology in our office in New York, New York.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk arises from the fact that we engage in proprietary trading and historically have made dealer markets in equity securities.  Accordingly, we may be required to maintain certain amounts of inventories in order to facilitate customer order flow.  We may incur losses as a result of price movements in these inventories due to changes in interest rates, foreign exchange rates, equity prices and other political factors.  We are not subject to direct market risk due to changes in foreign exchange rates. However, we are subject to market risk as a result of changes in interest rates and equity prices, which are affected by global economic conditions.  We manage our exposure to market risk by limiting its net long or short positions.  Trading and inventory accounts are monitored daily by management and we have instituted position limits.

Credit risk represents the amount of accounting loss we could incur if counterparties to our proprietary transactions fail to perform and the value of any collateral proves inadequate.  Although credit risk relating to various financing activities is reduced by the industry practice of obtaining and maintaining collateral, we maintain more stringent requirements to further reduce our exposure.  We monitor our exposure to counterparty risk on a daily basis by using credit exposure information and monitoring collateral values.  We maintain a credit committee, which reviews margin requirements for large or concentrated accounts and sets higher requirements or requires a reduction of either the level of margin debt or investment in high-risk securities or, in some cases, requires the transfer of the account to another broker-dealer.

We monitor our market and credit risks daily through internal control procedures designed to identify and evaluate the various risks to which we are exposed.  There can be no assurance, however, that our risk management procedures and internal controls will prevent losses from occurring as a result of such risks.

The following table shows the quoted market values of marketable securities we owned ("long") , securities we sold but have not yet purchased ("short") , and net positions as of December 31, 2010:

	Long	Short	Net
Corporate stocks	$140,000	$-	$140,000
Government obligations	2,164,000	-	2,164,000
	$2,304,000	$-	$2,304,000

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

Based on our evaluation of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls.

We have continually had in place systems relating to internal control over financial reporting.  There were no significant changes in our internal controls over financial reporting or in other factors during the last fiscal quarter to which this Quarterly Report on Form 10-Q relates that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 2010, there were no significant developments in our legal proceedings.  For a detailed discussion of our legal proceedings, please refer to Note 13 to the unaudited condensed consolidated financial statements included in this report, and to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	The Company’s Certificate of Incorporation, as amended, previously filed as Exhibit 3.5 to Form 10-Q on May 17, 2004 and hereby incorporated by reference.
3.2	The Company’s Bylaws, as amended, previously filed as Exhibit 3.3 to Form 10-Q on February 13, 2002, and hereby incorporated by reference.
10.1
Registration Rights Agreement, dated as of December 13, 2010 by and between National Holdings Corporation and the investors signatory thereto, previously filed as Exhibit 10.37 to Form 8-K on January 5, 2011, and hereby incorporated by reference.

10.2
OPN Joint Venture Limited Liability Company Operating Agreement, by and between National Holdings Corporation and Opus Point Partners, LLC, effective as of January 14, 2011, previously filed as Exhibit 10.1 to Form 8-K on January 24, 2011, and hereby incorporated by reference.

10.3
Interim Funding and Services Agreement, by and among National Securities Corporation, National Holdings Corporation and OPN Holdings, LLC, effective January 14, 2011, previously filed as Exhibit 10.2 to Form 8-K on January 24, 2011, and hereby incorporated by reference.

10.4
Registration Rights Agreement, dated as of February 4, 2011 by and between National Holdings Corporation and the investors signatory thereto, previously filed as Exhibit 10.38 to Form 8-K on February 14, 2011, and hereby incorporated by reference.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 14, 2011	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer

February 14, 2011	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer