Form 10-Q
period 2011-03-31
NATIONAL HOLDINGS CORP
filed 2011-05-16
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Broadway, 27th  Floor, New York, NY 10271
(Address including zip code of principal executive offices)
Registrant’s telephone number, including area code: (212) 417-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  ☐                                                     Accelerated Filer  ☐

Non-Accelerated Filer  ☐                                                       Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐ NO  ☒

As of May 11, 2011 there were 19,896,704 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2011

INDEX

PART I – FINANCIAL INFORMATION

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS
	March 31,	September 30,
	2011	2010
Current Assets	(Unaudited)
Cash	$9,170,000	$5,390,000
Deposit with clearing organizations	1,159,000	1,159,000
Receivables from broker dealers and clearing organizations	2,959,000	3,518,000
Other receivables, net of allowance for uncollectible accounts of
$310,000 and $324,000, respectively	863,000	804,000
Advances to registered representatives - Current portion	641,000	1,026,000
Securities owned: marketable – at market value	1,535,000	680,000
Securities owned: nonmarketable – at fair value	21,000	57,000
Total Current Assets	16,348,000	12,634,000

Advances to registered representatives - Long term portion	610,000	415,000
Fixed assets, net	830,000	1,127,000
Secured demand note	-	500,000
Intangible assets, net	1,397,000	1,708,000
Other assets	1,108,000	996,000
Total Assets	$20,293,000	$17,380,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$12,645,000	$11,079,000
Derivative liabilities	-	4,331,000
Payable to broker dealers and clearing organizations	168,000	169,000
Securities sold, but not yet purchased, at market	20,000	21,000
Notes payable	-	500,000
Total Current Liabilities	12,833,000	16,100,000

Accrued expenses and other liabilities - Long term portion	610,000	864,000
Convertible notes payable, net of debt discount of $444,000 and $642,000
	5,556,000	5,358,000
Total Liabilities, before subordinated borrowings and other liabilities	18,999,000	22,322,000

Subordinated borrowings	160,000	750,000

Preferred Stock, $0.01 par value, 134,500 shares authorized; 94,167 shares designated as Series C and D issued and outstanding	-	537,000

Total Liabilities	19,159,000	23,609,000

National Hodldings Corporation Stockholders' Equity (Defecit)
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 46,050 shares issued and outstanding (liquidation preference:
$4,605,000) at March 31, 2011 and September 30, 2010	-	-
Series C and D, convertible preferred stock, $0.01 par value,
134,500 shares authorized, 94,167 issued and outstanding	6,156,000	-

Common stock, $.02 par value, 50,000,000 shares authorized;
19,896,704 and 17,276,704 shares issued and outstanding at March 31 and
September 30, 2010, respectively	409,000	346,000
Additional paid-in capital	45,001,000	43,132,000
Subscription receivable	-	(1,334,000)
Accumulated deficit	(50,471,000)	(48,415,000)
Total National Holdings Corporation Stockholders' Equity (Deficit)	1,095,000	(6,271,000)

Non Controlling Interest	39,000	42,000

Total Liabilities and Stockholders' Equity (Deficit)	$20,293,000	$17,380,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-month Period Ended		Six-month Period Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues
Commissions	$24,057,000	$19,713,000	$47,305,000	$37,218,000
Net dealer inventory gains	3,972,000	3,693,000	7,503,000	7,862,000
Investment banking	495,000	1,599,000	3,271,000	3,512,000
Total commission and fee revenues	28,524,000	25,005,000	58,079,000	48,592,000

Interest and dividends	939,000	609,000	1,848,000	1,109,000
Transfer fees and clearing services	2,252,000	1,854,000	4,988,000	4,760,000
Other	1,938,000	1,426,000	3,712,000	2,759,000
Total Revenues	33,653,000	28,894,000	68,627,000	57,220,000

Operating Expenses
Commissions and fees	27,168,000	23,143,000	55,512,000	45,341,000
Employee compensation and related expenses	2,850,000	3,086,000	5,670,000	6,140,000
Clearing fees	541,000	(42,000)	1,261,000	407,000
Communications	1,080,000	1,080,000	2,165,000	2,183,000
Occupancy, equipment and other administrative costs	1,314,000	1,260,000	2,096,000	2,297,000
Professional fees	680,000	705,000	989,000	1,098,000
Interest	289,000	302,000	585,000	596,000
Taxes, licenses, registration	467,000	404,000	804,000	863,000
Total Operating Expenses	34,389,000	29,938,000	69,082,000	58,925,000

Net Income (Loss) from Operations	(736,000)	(1,044,000)	(455,000)	(1,705,000)

Other Expense
Increase in fair value of derivative liabilities	(2,221,000)	-	(1,603,000)	-
Total Other Expense	(2,221,000)	-	(1,603,000)	-

Net income (loss) before non-controlling interest	(2,957,000)	(1,044,000)	(2,058,000)	(1,705,000)
Non-controlling interest	(15,000)	-	(4,000)	-
Net income (loss)	(2,942,000)	(1,044,000)	(2,054,000)	(1,705,000)

Preferred stock dividends	(103,000)	(95,000)	(207,000)	(193,000)

Net income (loss) attributable to common stockholders	$(3,045,000)	$(1,139,000)	$(2,261,000)	$(1,898,000)

INCOME (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders: Basic	$(0.04)	$(0.07)	$(0.03)	$(0.11)
Net income (loss) attributable to common stockholders: Diluted	$(0.04)	$(0.07)	$(0.03)	$(0.11)

Weighted average number of shares outstanding: Basic	20,232,815	17,200,315	18,943,242	17,175,742
Weighted average number of shares outstanding: Diluted	20,232,815	17,200,315	18,943,242	17,175,742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-month period ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,058,000)	$(1,705,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	639,000	668,000
Amortization of forgivable notes to brokers	228,000	918,000
Amortization of deferred financing costs	-	22,000
Amortization of note discount	198,000	697,000
Fair value of options	200,000	296,000
Fair value of restricted stock	-	65,000
Provision bad debt	(14,000)	-
Net realized and unrealized gain on securities	(71,000)	(150,000)
Non-controlling interest	(4,000)	-
Increase in fair value of derivative liabilities	1,603,000	-
Changes in assets and liabilities
Deposits with clearing organizations	-	25,000
Receivables from broker-dealers, clearing organizations and others	476,000	670,000
Securities owned: marketable, at market value	(784,000)	251,000
Securities owned: non-marketable, at fair value	36,000	(40,000)
Other assets	(112,000)	(196,000)
Accounts payable, accrued expenses and other liabilities	1,275,000	(2,508,000)
Securities sold, but not yet purchased, at market	(1,000)	178,000
Net cash provided by (used in) operating activities	1,611,000	(809,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of note receivable	500,000	-
Purchase of fixed assets	(31,000)	(321,000)
Net cash provided by (used in) investing activities	469,000	(321,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of subordinated borrowings	(550,000)	-
Repayment of notes payable	(500,000)	(500,000)
Proceeds from issuance of common stock	1,585,000	-
Proceeds from issuance of preferred stock	1,334,000	-
Payment of financing costs	(169,000)	-
Net cash provided by (used in) financing activities	1,700,000	(500,000)

NET INCREASE (DECREASE) IN CASH	3,780,000	(1,630,000)

CASH BALANCE
Beginning of the fiscal year	5,390,000	6,493,000
End of the period	$9,170,000	$4,863,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$192,000	$195,000
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Preferred stock dividends	$-	$387,000
Reclassification of liability contracts to equity	$6,464,000	$-
Embedded conversion features upon issuance	$530,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated financial statements as of March 31, 2011 and for the periods ended March 31, 2011 and December 31, 2010 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Through its Broker Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 45,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 5,000 small and micro-cap listed stocks and provides liquidity in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority, Inc. ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  vFinance Investments is also a member of the National Futures Association ("NFA").

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

Reclassifications

Certain items in the 2010 financial statements have been reclassified to conform to the presentation in the 2011 financial statements.  Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

The Company did not have any Level 3 assets or liabilities as of March 31, 2011 and September 30, 2010, with the exception of its securities owned- nonmarketable.  The carrying amounts of the convertible promissory notes at March 31, 2011 and September 30, 2010 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2011 and September 30, 2010, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.  The fair value of the derivative liabilities is based on the quoted market prices of the Company’s stock.

In addition, ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.  The fair value of the derivative liabilities are classified as Level 2 within our fair value hierarchy.

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

The Company assessed the classification of its derivative financial instruments as of March 31, 2011, which consist of common stock purchase warrants, and determined that such derivatives are accounted for in accordance with professional standards.

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

Pursuant to 815-40-25-22, if the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including outstanding convertible debt or instruments, outstanding stock options and warrants, exceeds the maximum number of shares that could be required to be delivered under share settlement of the contract.  The warrants issued pursuant to the Series D transactions, even if not all vested, triggered this excess, at the date of issuance.  Accordingly, the share settlement of the exercise of such warrants was not within the control of the Company and was classified as liability.

Additionally, the Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While the Series C and Series D preferred Stock transactions do not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they do provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments do not contain an exercise contingency, other than the passage of time for the warrants, the settlement of the warrants associated with Series C and D and the Series C and D Preferred Stock would not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed stock price.  Accordingly, they were not indexed to the Company’s stock price.

Net Loss per Common Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted.

	Three months ended			Six months ended
	March 31,	March 31,		March 31,	March 31,
	2011	2010		2011	2010
Numerator:
Net loss	$(2,942,000)	$(1,044,000)		$(2,054,000)	$(1,705,000)
Preferred stock dividends	(103,000)	(95,000)		(207,000)	(193,000)
Increase in fair value of derivative liabilities	2,221,000	-		1,603,000	-
Numerator for basic earnings per share- loss
attributable to common stockholders - as adjusted	(824,000)	(1,139,000	) )	(658,000)	(1,898,000)
Numerator for diluted earnings per share-net income (loss)
attributable to common stockholders - as adjusted	$(824,000)	$(1,139,000	) )	$(658,000)	$(1,898,000)

Denominator:
Denominator for basic earnings per share--weighted
average shares	20,232,815	17,200,315		18,943,242	17,175,742
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-		-	-
Assumed conversion of Series C and D preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrants	-	-		-	-
Dilutive potential common shares	-	-		-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	20,232,815	17,200,315		18,943,242	17,175,742

Loss per share:
Net loss available to common stockholders
Basic and diluted	$(0.04)	$(0.07)		$(0.03)	$(0.11)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month period ended		Six-month period ended
	March 31,		March 31,
	2011	2010	2011	2010

Series A Preferred Stock	3,684,000	3,560,280	3,684,000	3,519,040
Series C and D Preferred Stock	9,416,692	-	9,416,692	-
Convertible notes payable	3,375,000	3,375,000	3,375,000	3,375,000
Options	4,764,837	3,420,446	4,601,317	4,251,019
Warrants	15,048,942	1,719,250	14,067,275	1,842,991
	36,289,471	12,074,976	35,144,284	12,988,050

The anti-dilutive common shares outstanding at March 31, 2011 and 2010 are as follows:

	2011	2010

Series A Preferred Stock	3,684,000	3,684,000
Series C and D Preferred Stock	9,416,692
Convertible notes payable	3,375,000	3,375,000
Options	4,274,277	3,464,807
Warrants	15,173,941	1,712,250
	35,923,910	12,236,057

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

The Company granted 340,000 options during the six-month period ended March 31, 2010.

The fair value of such options is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.69-0.75
Market price at date of grant:	$0.69-0.75
Volatility :	71.3%
Expected dividend rate:	0%
Expected terms:	5 years
Risk-free interest rate:	2.55%

The Company did not grant any options during the six-month period ended March 31, 2011.

The following activity occurred under our plan:

Three-month period ended March 31,
	2011	2010

Weighted-average grant-date fair value of options granted	N/A	$0.75
Fair value of options recognized as expense:	$100,000	$113,000

Six-month period ended March 31,
	2011	2010

Weighted-average grant-date fair value of options granted	N/A	$0.50
Fair value of options recognized as expense:	$200,000	$296,000

The total compensation cost related to non-vested options not yet recognized amounted to approximately $129,000 at March 31, 2011 and the Company expects that it will be recognized over the following weighted-average period of 26 months.

A summary of the status of the Company’s non-vested shares as of March 31, 2011, and changes during the three month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2010	1,156,665	$0.74

Granted	-	$-

Vested	(254,283)	$0.78

Expired	(205,957)	$0.47

Nonvested at March 31, 2011	696,425	$0.80

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

Other Receivables

The Company extends unsecured credit in the normal course of business to its registered representatives. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual registered representative.  The allowance for doubtful accounts reflects the amount of loss that can be reasonably estimated by management is included in operating expenses in the accompanying consolidated statements of operations.

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

Securities Owned

Marketable securities which consist of publicly traded unrestricted common stock and bonds are valued at the closing price on the valuation date.  Non-marketable securities which consist partly of restricted common stock and of non-tradable warrants exercisable into freely trading common stock of public companies are carried at fair value as determined in good faith by management, is partly based on the underlying security  upon the presence of an actual value in the open market.

Other Assets

Other assets consist primarily of reimbursable prepaid expenses and lease deposits.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. ASC 450-20, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our results of operations, financial position, or our cash flows.

Recent Accounting Pronouncements

Recent accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

NOTE 4. CLEARING AGREEMENTS

On February 1, 2010, National Securities Corporation and vFinance Investments, Inc. entered into separate but coterminous clearing agreements with National Financial Services, LLC. with a termination date of February 1, 2015.    The clearing agreement includes a termination fee if either broker dealer terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Penson, Legent, ICBC and Rosenthal.

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At March 31, 2011 and September 30, 2010, the receivables of $2,959,000 and $4,129,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At March 31, 2011 and September 30, 2010, the amounts payable to broker-dealers and clearing organizations of $168,000 and $265,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 6. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

The following tables show the fair market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of March 31, 2011 and September 30, 2010:

Fair Value Measurements

As of March 31, 2011
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$181,000	-	-	$181,000
Corporate bonds	-	-	-	-
Government obligations	1,354,000	-	-	1,354,000
Restricted stock	-	21,000	-	21,000
	$1,535,000	$21,000	$-	$1,556,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$20,000	-	-	$20,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$20,000	$-	$-	$20,000

As of September 30, 2010
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$72,000	-	-	$72,000
Corporate bonds	-	-	-	-
Government obligations	608,000	-	-	608,000
Restricted stock	-	57,000	-	57,000
	$680,000	$57,000	$-	$737,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$21,000	-	-	$21,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$21,000	$-	$-	$21,000

NOTE 7. OTHER ASSETS

Other assets consist of the following:

	March 31,	September 30,
	2011	2010
Prepaid expenses	$704,000	$579,000
Deposits	193,000	184,000
Investments in unaffiliated entity	162,000	162,000
Deferred financing costs	49,000	71,000
Total	$1,108,000	$996,000

NOTE 8. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following:

	March 31, 2011	September 30, 2010

Commissions payable	$8,341,000	$6,037,000
Deferred clearing fee credits	423,000	210,000
Telecommunications vendors payable	108,000	80,000
Legal payable	275,000	575,000
Deferred rent payable	275,000	373,000
Accrued compensation	670,000	702,000
Capital lease liability	371,000	540,000
Other vendors	2,792,000	3,426,000
Total	$13,255,000	$11,943,000

NOTE 9. DERIVATIVE LIABILITIES

During fiscal 2010, the Company issued shares of Preferred Stock Series C and D and associated warrants.  The terms of the Preferred Stock C and D and associated warrants include a subsequent financing reset provision which lapses in July 2011 and March 2011, respectively.  Additionally, holders of the warrants issued pursuant to Series D have a right to net settle their warrants in cash if there aren’t enough shares of common stock authorized to cover the issuance of shares pursuant to the exercise of such warrants.  The net settlement effective price per warrant is the difference between the fair value as defined and the effective exercise price.  Furthermore, the maximum number of shares required to be delivered during the period under which the warrants issued pursuant to the Series D transaction, together with all outstanding convertible debt, stock options, warrants, and series A, C and D Preferred shares, exceeded the amount of authorized shares at September 29, 2010, their date of issuance.  Furthermore, the warrants issued in connection with the sale of the Company’s common stock in December 2010 also exceeded the amount of authorized shares at the date of issuance.

During April 2011, the Company’s shareholders approved an increase of its authorized shares of common stock from 50,000,000 to 150,000,000 and its authorized shares of preferred stock from 200,000 to 10,000,000. Additionally, the subsequent financing reset provision of Preferred Stock D and related warrants lapsed in March 2011.  Furthermore, the Company believes that, as of March 31, 2011, the likelihood that it will enter into any financing terms which would trigger resets of the conversion price of the Preferred Stock Series C and of the exercise price of the related warrants prior to July 2011 is remote.

The Company accounted for the embedded conversion features included in its Series C and Series D preferred Stock as well as the related warrants and the warrants issued in connection with the issuance of the Company’s shares of Common stock during 2010 as derivative liabilities through March 31, 2011. At March 31, 2011, all such financial instruments were reclassified as equity contracts.

The aggregate fair value of derivative liabilities at March 31, 2011, prior to the reclassification as equity contracts, and September 30, 2010 amounted to $6,465,000 and $4,331,000, respectively.

During the six-month period ended March 31, 2011, the Company issued 2,820,000 warrants which were accounted for as liability contracts.  The fair value of the warrants at their date of issuance amounted to $530,000 and was offset against the proceeds of the issuance of the Company’s common stock.

The fair value of the embedded conversion features and warrants were based on the Company’s quoted traded price and the Black Scholes method, respectively, at each measurement date.

The fair value of the derivative instruments were based on the following assumptions:

	March 31,	Issuance during	September 30,
	2011	the six-month	2010
	(prior to	period ended
	reclassification)	March 31, 2011
Embedded Conversion Features:
Exercise price	$0.50	N/A	$0.40
market value	$0.50	N/A	$0.40

Warrants:
Effective Exercise price	$0.50	$0.50	$0.50
Effective Market price	$0.48-$0.50	$0.34-$0.35	$0.34-$0.40
Volatility	75%	75%	76%
Risk-free interest	2.24%	2.06%	1.27%
Terms	4.25-4.75 years	5 years	5 years
Expected dividend rate	0%	0%	0%

The fair value of derivative liabilities increase by $1.6 million between measurement dates during the six-month period ended March 31, 2011.  Such increase is recorded as other expense in the accompanying statement of operations.

The reclassification of the Preferred Stock C and D and aforementioned warrants, previously accounted for as liability, to equity contracts, including the fair value of derivative liabilities of $6,465,000 and the carrying value of the Preferred Stock C and D of $513,000 resulted in the following increases at March 31, 2011:

Preferred Stock C and D	$6,156,000
Additional paid-in capital	846,000

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

The following table summarizes convertible notes payable at March 31, 2011 and September 30, 2010:

	March 31,	September 30,
	2011	2010
10% convertible notes payable	$6,000,000	$6,000,000
Less: Debt discount	(444,000)	(642,000)
	$5,556,000	$5,358,000

The Company incurred interest expense related to its convertible notes of approximately $148,000 and $148,000 for the three-month period ended March 31, 2011 and 2010, respectively, and $299,000 and $299,000 for the six- month period ended March 31, 2011 and 2010, respectively.

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

This note is made by Christopher Dewey, one of the Company’s directors. The Company paid the balance owed on this note in March 2011. Interest expense of $5,658 and $17,000 was recorded related to this note for the six month period ended March 31, 2011 and 2010, respectively.

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

In June 2009, National Securities was approved by the FINRA to receive a Subordinated loan from Legent for $100,000.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent to clear a portion of the business.  This loan was forgiven in June 2010 after National Securities completed the contractual obligations required by the contract.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

During the quarter ended March 31, 2011, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The Company’s subsidiaries are defendants in various arbitrations and administrative proceedings, lawsuits.  Damages alleged in these matters, to the extent they can be quantified, exceeded $19,254,953 as of March 31, 2011.  These matters arise in the normal course of business.  The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2011 and September 31, 2010, is $620,000 and $265,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.  The Company has included in “Professional fees” litigation and FINRA related expenses of approximately $388,000 and $157,000 for the three-month period ended March 31, 2011 and 2010, respectively and $762,000 and $344,000 during the six month period ended March 31, 2011 and 2010, respectively.

NOTE 14. STOCKHOLDERS’ EQUITY

Issuance of shares of common stock and warrants pursuant to a private placement

During the six-month period ended March 31, 2011, the Company generated gross proceeds of $1,585,000 by issuing 3,170,000 shares of its common stock.  The Company paid $169,000 in financing costs in connection with the issuance of shares.  Additionally, the Company recognized derivative liabilities of $530,000 in connection with this transaction, which was offset against the proceeds.  Furthermore, the Company issued 3,170,000 warrants to the investors participating in this private placement and 200,000 warrants to brokers.  The warrants have an exercise price of $0.50 per share.  The warrants expire in December 2016.

Receipt of subscription receivable

During the six-month period ended March 31, 2011, the Company received the remaining proceeds of its Series D preferred Stock offering which amounted to $1,334,000.

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.  During the three-month period ended March 31, 2011 and 2010, the Company recognized approximately $103,000 and $95,000 of dividends on its Series A preferred stock, and at March 31, 2011, the total amount of accumulated dividends on the Company’s 46,050 issued and outstanding shares of Series A preferred stock was approximately $414,000.

Reclassification of liability contracts to equity contracts

At March 31, 2011, we reclassified certain the Preferred Stock C and D and related warrants and certain warrants issued in connection with a private placement from liability contracts to equity contracts.

The reclassification of the Preferred Stock C and D and aforementioned warrants, previously accounted for as a liability, to equity contracts resulted in the following increases at March 31, 2011:

Preferred Stock C and D	$6,156,000
Additional paid-in capital	846,000

NOTE 15. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At March 31, 2011, National Securities had net capital of approximately $1,553,000 which exceeded its requirement by approximately $1,303,000.

In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At March 31, 2011, vFinance Investments had net capital of approximately $1,424,000 which was approximately $424,000 in excess of its required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 457%.  At March 31, 2011, EquityStation had net capital of approximately $289,000 which was approximately $189,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 190%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 16. OTHER EVENTS

During January 2011, the Company finalized its joint venture with Opus Point Partners, LLC, one of the Company’s significant stockholders.  The Company received a 50% interest in the joint venture in consideration of an initial capital contribution of $1 million.  The Company is in its early stage of implementing the joint venture agreement and expects that it will formalize its structure and operations within the next few months.  The joint venture will initially provide investment banking services focused on the global life science sector.  The joint venture may be terminated at will by both parties.

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

As of March 31, 2011, we had approximately 963 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 91 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. These independent operators, many of whom are financial planners, are required to pay their own expenses. This independent contractor model calls for a much higher payout percentage, (typically in the 70-90% range) than the traditional employee model of brokerage which typically only pays between 25-50% of production.

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

Business Environment in the First Half of Fiscal 2011

The financial markets seemed to strengthen during the first half of our fiscal year, as U.S. economic critical data showed some very early indications of economic recovery.  Merger and acquisitions markets continue to show signs of rebound; however the extent and timing of a significant rise in transactions is uncertain.

Volatility in the financial markets remains due to uncertainties related to bank regulation, the effect of the Federal Reserve quantitative easing programs resulting in risks of inflation which may lead to higher interest rates and impacts the valuation of corporate stocks and bonds and government obligations as asset classes. The potential tightening of credit and regulation of banks and other financial institutions stemming from the Dodd-Frank Bill may have a detrimental impact on the markets.

The results of our operations during the first half of 2011 were impacted by the volatility in the financial markets yet clearly show signs of improvement over our recently recorded results. As these results are highly dependent on the environment in which our businesses operate, our quarterly results may not necessarily be indicative of future performance.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Our second quarter of fiscal year 2011 resulted in an increase in revenues, with a higher increase in expenses compared to the same period last year.  As a result, we reported a net operating loss of $736,000 compared with a net operating loss of $1,044,000 for the first quarters of fiscal years 2011 and 2010, respectively.

	Three Months Ended
	March 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions	$24,057,000	$19,713,000	$4,344,000	22%
Net dealer inventory gains	3,972,000	3,693,000	279,000	8%
Investment banking	495,000	1,599,000	(1,104,000)	-69%
Interest and dividends	939,000	609,000	330,000	54%
Transfer fees and clearance services	2,252,000	1,854,000	398,000	21%
Other	1,938,000	1,426,000	512,000	36%
	$33,653,000	$28,894,000	$4,759,000	16%

Total revenues increased $4,759,000, or 16%, in the second quarter of fiscal year 2011 to $33,653,000 from $28,894,000 in the second quarter of fiscal year 2010.  The increase in revenues is primarily due to more favorable market conditions.  Commission revenue increased $4,344,000, or 22%, to $24,057,000 from $19,713,000 during the second quarter of fiscal year 2011 compared with the same period in fiscal year 2010, which is attributable to generally more favorable market conditions for corporate securities.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $279,000, or 8%, to $3,972,000 from $3,693,000 during the second quarter of fiscal year 2011 compared with the same period in fiscal year 2010.  The increase is primarily due to more favorable trading conditions affecting our market making and fixed income trading activities in the quarter ended March 31, 2011 as compared to the same quarter in 2010.

Investment banking revenue decreased $1,104,000, or 69% to $495,000 from $1,599,000 during the second quarter of 2011 compared to the same period in fiscal year 2010.  This decrease was attributable to less revenue from successful completion of capital raising for clients, advisory and consulting services provided during the quarter.  Interest and dividend income increased by $330,000 or 54%, to $939,000 from $609,000 in the second quarter of fiscal year 2011 compared with the same period in fiscal year 2010.  The increase is primarily attributable to generally higher customer margin account balances, higher customer free cash balances and slightly higher prevailing interest rates during the quarter.  Transfer fees and clearance services increased $398,000 or 21%, to $2,252,000 in the second quarter of fiscal year 2011 from $1,854,000 in the second quarter of fiscal year 2010.  The increase is due primarily to a commensurate increase in the number of transactions we brokered on behalf of our customers during the second quarter of fiscal year 2011.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $512,000, or 36%, to $1,938,000 from $1,426,000 during the second quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.  The increase is due primarily to slightly more favorable business conditions and generally higher assets under management in our Registered Investment Advisory firm, National Asset Management.

In comparison with the 16% increase in total revenues, total expenses increased by $4,451,000, or 15%, to $34,389,000 for the second quarter of fiscal year 2011 compared to $29,938,000 in the second quarter of fiscal year 2010.  This increase in total expenses is primarily a result of an increase in commission expense which is consistent with the increase in commission revenues.

	Three Months Ended
	March 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions	$27,168,000	$23,143,000	$4,025,000	17%
Employee compensation and related expenses	2,850,000	3,086,000	(236,000)	-8%
Clearing fees	541,000	(42,000)	583,000	NM
Communications	1,080,000	1,080,000	-	0%
Occupancy, equipment and other administrative expenses	1,314,000	1,260,000	54,000	4%
Professional fees	680,000	705,000	(25,000)	-4%
Interest	289,000	302,000	(13,000)	-4%
Taxes, licenses and registration	467,000	404,000	63,000	16%
	$34,389,000	$29,938,000	$4,451,000	15%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $4,025,000, or 17%, to $27,168,000 in the second quarter of fiscal year 2011 from $23,143,000 in the second quarter of fiscal year 2010.  The increase is primarily attributable to an increase in the related commission revenues.  Commission expense also includes the amortization of advances to registered representatives of $114,000 and $632,000 for the second quarter of fiscal year 2011 and 2010, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense decreased $236,000, or 8%, to $2,850,000 in the second quarter of fiscal year 2011 from $3,086,000 in the second quarter of fiscal year 2010.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $100,000 and $113,000 in second quarter of fiscal years 2011 and 2010, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue decreased by 2% to 89% in the second quarter of fiscal year 2011 from the comparable prior year period, primarily from the higher amount of amortization of advances to registered representatives recognized during the second quarter of fiscal 2010.

Clearing fees increased $583,000 to $541,000 in the second quarter of fiscal year 2011 from ($42,000) in the second quarter of fiscal year 2010. The increase in clearing fees is primarily due to a write-off of deferred revenues of $456,000 during the second quarter of fiscal 2010.  The write-off was attributable to the termination of our clearing agreement with NFS.

Communication expenses remained at $1,080,000 for both second quarter of fiscal year March 2011 and 2010. Occupancy, equipment and other administrative expenses increased $54,000, or 4%, to $1,314,000 from $1,260,000 in the second quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.  These expenses are at comparable levels during both second quarter of fiscal year 2011 and 2010.

Professional fees decreased $25,000, or 4% to $680,000 from $705,000 in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010.  The decrease in professional fees is primarily a result of slightly lower costs to defend arbitrations and civil actions as well as general corporate legal services.

Interest expense decreased by $13,000, or 4%, to $289,000 from $302,000 in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010.  The decrease is primarily due to lower weighted-average principal of interest-bearing debt resulting from a repayment of notes payable of $500,000 during the second quarter of fiscal year 2011.  Included in interest expense is the amortization of deferred financing costs of $11,000 during the second quarter of fiscal years 2011 and 2010.  Taxes, licenses and registration increased $63,000, or 16%, to $467,000 from $404,000 in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010.  This increase in taxes, licenses and registration is due to a general increase in fees paid to regulators and other governmental agencies.

The fair value of derivative liabilities, as computed between measurement dates, increased by $2,221,000   during the three-month period ended March 31, 2011.  We did not have any derivative liabilities outstanding during the three-month period ended March 31, 2010.  The increase in fair value of derivative liabilities is primarily due an increase in our quoted price per share between measurement dates, which is one of the main assumptions in our computation of derivative liabilities.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Our first half of fiscal year 2011 resulted in an increase in revenues, with a lower increase in operating expenses compared to the same period last year.  As a result, we reported a net operating loss of $455,000 compared with a net loss of $1,705,000 for the first half of fiscal years 2011 and 2010, respectively.

	Six Month Ended
	March 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions	$47,305,000	$37,218,000	$10,087,000	27%
Net dealer inventory gains	7,503,000	7,862,000	(359,000)	-5%
Investment banking	3,271,000	3,512,000	(241,000)	-7%
Interest and dividends	1,848,000	1,109,000	739,000	67%
Transfer fees and clearance services	4,988,000	4,760,000	228,000	5%
Other	3,712,000	2,759,000	953,000	35%
	$68,627,000	$57,220,000	$11,407,000	20%

Total revenues increased $11,407,000 or 20%, in the six-month period ended March 31, 2011 to $68,627,000 from $57,220,000 in the six-month period ended March 31, 2010.  The increase in revenues is primarily due to more favorable market conditions.  Commission revenue increased $10,087,000 or 27%, to $47,305,000 from $37,218,000 during the six-month period ended March 31, 2011 compared with the same prior year period, which is attributable to generally more favorable market conditions.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $359,000, or 5%, to $7,503,000 from $7,862,000 during the six month period ended March 31, 2011 compared with the same prior year period.  The decrease is primarily due to less favorable trading conditions affecting our municipal bond trading in the first half of fiscal year 2011.

Investment banking revenue decreased $241,000, or 7% in the six-month period ended March 31, 2011 to $3,271,000 from $3,512,000 compared to the same period in fiscal year 2010.  This decrease was attributable to slightly less revenue generated from successful completion of capital raising for clients provided during the second quarter of 2011.  Interest and dividend income increased by $739,000 or 67%, to $1,848,000 from $1,109,000 in the six-month period ended March 31, 2011 compared with the same prior year period.  The increase is primarily attributable to generally higher customer margin account balances, higher customer free cash balances and slightly higher prevailing interest rates during the quarter.  Transfer fees and clearance services increased $228,000 or 5%, to $4,988,000 in the six-month period ended March 31, 2011 from $4,760,000 in the same prior year period. The increase is due higher transactional volume as well as slightly higher year-end fees charged in 2011 than in 2010.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $953,000, or 35%, to $3,712,000 from $2,759,000 during the six-month period ended March 31, 2011 compared to the same prior year period.  The increase is due primarily to slightly more favorable business conditions and generally higher assets under management in our registered investment advisory firm, National Asset Management.

In comparison with the 20% increase in total revenues, total expenses increased but not proportionately with revenues, up by $10,157,000, or 17%, to $69,082,000 for the six-month period ended March 31, 2011 compared to $58,925,000 for the same period the prior year.  This increase in total expenses is primarily a result of an increase in commission expense, consistent with the increase in commission revenues, offset by reductions in most other expense categories, as a result of management's focus on cost cutting.

	Six Months Ended
	March 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions	$55,512,000	$45,341,000	$10,171,000	22%
Employee compensation and related expenses	5,670,000	6,140,000	(470,000)	-8%
Clearing fees	1,261,000	407,000	854,000	210%
Communications	2,165,000	2,183,000	(18,000)	-1%
Occupancy, equipment and other administrative expenses	2,096,000	2,297,000	(201,000)	-9%
Professional fees	989,000	1,098,000	(109,000)	-10%
Interest	585,000	596,000	(11,000)	-2%
Taxes, licenses and registration	804,000	863,000	(59,000)	-7%
	$69,082,000	$58,925,000	$10,157,000	17%

Commission expense, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $10,171,000, or 22%, to $55,512,000 in the six-month period ended March 31, 2011 from $45,341,000 in the six-month period ended March 31, 2010.  The increase is primarily attributable to an increase in the related commission revenues.  Commission expense also includes the amortization of advances to registered representatives of $228,000 and $918,000 for the six-month period ended March 31, 2011 and 2010, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation expense decreased $470,000, or 8%, to $5,670,000 in the six-month period ended March 31, 2011 from $6,140,000 in the six-month period ended March 31, 2010.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $200,000 and $296,000 in the six-month period ended March 31, 2011 and 2010, respectively.  Overall, combined commission and employee compensation expense, as a percentage of revenue decreased by 1%, to 89% during the six-month period ended March 31, 2011 from 90% during the six-month ended March 31, 2010.

Clearing fees increased $854,000 or 210%, to $1,261,000 in the six-month period ended March 31, 2011 from $407,000 in the first quarter of fiscal year 2010.  The increase in clearing fees is primarily due to a write-off of deferred revenues of $456,000 during the second quarter of fiscal 2010 as well as a general increase in transactional costs due to the increase in commission revenue.  The write-off was attributable to the termination of our clearing agreement with NFS.

Communication expenses decreased $18,000 or 1%, to $2,165,000 from $2,183,000 in the six-month period ended March 31, 2011 when compared to the prior year period.  The decrease was not significant. Occupancy, equipment and other administrative expenses decreased $201,000, or 9%, to $2,096,000 from $2,297,000 in the six-month period ended March 31, 2011 when compared to the prior year period.  The decrease in these expenses is due primarily to our focus on reducing the cost of operations, including square footage rented as well as negotiating slightly better rental agreements.

Professional fees decreased $109,000, or 10% to $989,000 from $1,098,000 in the six-month period ended March 31, 2011 when compared to the prior year period.  The decrease in professional fees is primarily a result of slightly lower costs to defend arbitrations and civil actions.

Interest expense decreased by $11,000, or 2%, to $585,000 from $596,000 in in the six-month period ended March 31, 2011 when compared to the prior year period.  The decrease is primarily due to lower weighted-average principal of interest-bearing debt resulting from a repayment of notes payable of $500,000 during the second quarter of fiscal year 2011.    Included in interest expense is the amortization of deferred financing costs of $11,000 during the six-month period ended March 31, 2011 and 2010.  Taxes, licenses and registration decreased $59,000, or 7%, to $804,000 from $863,000 in in the six-month period ended March 31, 2011 when compared to the prior year period..  This decrease in taxes, licenses and registration is due to a general decrease in fees paid to regulators and other governmental agencies.

The fair value of derivative liabilities, as computed between measurement dates, increased by $1,603,000   during the six-month period ended March 31, 2011.  We did not have any derivative liabilities outstanding during the six-month period ended March 31, 2010.  The increase in fair value of derivative liabilities is primarily due an increase in our quoted price per share between measurement dates, which is one of the main assumptions in our computation of derivative liabilities

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three months ended March 31, 2011 and 2010, 2009, EBITDA, as adjusted, was $137,000 and $386,000 respectively. This decline of $249,000 in the three months ended March 31, 2011 over 2010 resulted from an increase in operating costs primarily in arbitration settlements and the legal costs associated with these cases. Most other general operating expenses decreased as a result of cost cutting efforts on the part of management.  For the six months ended March 31, 2011 and 2010, BITDA, as adjusted, was $1,288,000 and $874,000 respectively.  This improvement of $441,000 in the six months ended March 31, 2011 over 2010 resulted from an increase in sales offset by a corresponding increase in commissions and clearing costs and a decrease in general operating expenses as a result of cost cutting efforts on the part of management.

The following table presents a reconciliation of EBITDA, as adjusted, to net loss as reported in accordance with generally accepted accounting principles, or GAAP.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net loss, as reported	$(2,942,000)	$(1,044,000)	$(2,054,000)	$(1,705,000)
Interest expense	289,000	302,000	585,000	597,000
Taxes	46,000	37,000	65,000	86,000
Depreciation	154,000	184,000	327,000	358,000
Amortization	155,000	162,000	334,000	324,000
EBITDA	(2,298,000)	(359,000)	(743,000)	(340,000)
Non-cash compensation expense	100,000	113,000	200,000	296,000
Forgivable loan write down	114,000	632,000	228,000	918,000
Change in fair value of derivative	2,221,000	-	1,603,000	-
EBITDA, as adjusted	$137,000	$386,000	$1,288,000	$874,000

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At March 31, 2011, National Securities’ net capital exceeded the requirement by $1,303,000.  Due to its market maker status, vFinance Investments is required to maintain minimum net capital of $1,000,000, and at March 31, 2011 vFinance Investments’ net capital exceeded the requirement by $424,000.  EquityStation is required to maintain minimum net capital of $100,000, and at March 31, 2011 EquityStation’s net capital exceeded the requirement by $189,000.

Advances, dividend payments and other equity withdrawals from our subsidiaries are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may pay as dividend or advance to us.  During the six-month ended March 31, 2011 we did not have any equity withdrawals.

We extend unsecured credit in the normal course of business to our brokers.  The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.  The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers.

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

Our cash and working capital at March 31, 2011 amounts to $9,170,000 and 3,515,000, respectively.

Cash provided by our operating activities for the six-month period ended March 31, 2011 amounted to $1,611,000, which was primarily due to our net loss of $2,058,000, adjusted by non-cash adjustments of $639,000 in depreciation and amortization, $228,000 in amortization of forgivable loans to brokers, $200,000 in stock compensation expense, $198,000 in amortization of note discount and an increase in fair value of derivative liabilities of $1,603,000.

Additionally, our operating assets and liabilities varied as follows:

•	a decrease in receivables from our brokers/dealers and clearing firms of $476,000, which is commensurate with our increase in revenues;
•	an increase in securities owned at market value of $784,000, which is primarily due to the timing of securities purchased for inventory;
•	an increase in accounts payable and accrued expenses of $1,274,000, which is primarily due an increase in accrued compensation commensurate with our increased revenues.

Cash provided by investing activities for the six-month period ended March 31, 2011 amounted to $469,000, which was primarily due to the redemption of a note receivable of $500,000.

Cash provided by financing activities for the six-month period ended March 31, 2011 amounted to $1,700,000 and was primarily due to net proceeds from the issuance of Series D Preferred Stock and our shares of common stock aggregating $2,885,000, offset by principal repayments aggregating $1,050,000 of subordinated borrowings and notes payable.

Cash used in operating activities for the six-month period ended March 31, 2010 amounted to $809,000, which was primarily due to our net loss of $1,705,000, reduced by non-cash adjustments of $668,000 in depreciation and amortization, $1,042,000 in amortization of forgivable loans to brokers, $296,000 in stock compensation expense and $697,000 in amortization of note discount.

Additionally, our operating assets and liabilities varied as follows:

•	a decrease in receivables from our brokers/dealers and clearing firms of $670,000, which is commensurate with the decrease in revenues;
•	a decrease in securities owned at market value of $251,000, which is primarily due to the timing of securities purchased for inventory;
•	a decrease in accounts payable and accrued expenses of $2,508,000, which is primarily due to a decrease in accrued compensation commensurate with our decrease revenues.

Cash used in investing activities for the six-month period ended March 31, 2010 amounted to $321,000, which was due to the need to purchase fixed assets due to the move of our vFinance Boca Raton, Florida data center into a co-location facility in Miami, Florida, the move of our Boca Raton office to a new location and the ongoing upgrade of technology in our office in New York, New York.

Cash used in financing activities for the six-month period ended March 31, 2010 amounted to $500,000 and is attributable to the repayment of subordinated borrowings.

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

The following table shows the quoted market values of marketable securities we owned ("long") , securities we sold but have not yet purchased ("short") , and net positions as of March 31, 2011:

	Long	Short	Net
Corporate stocks	$181,000	$-	$181,000
Government obligations	1,354,000	-	1,354,000
	$1,535,000	$-	$1,535,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2011, there were no significant developments in our legal proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	The Company’s Certificate of Incorporation, as amended, previously filed as Exhibit 3.5 to Form 10-Q in May 2004 and hereby incorporated by reference.
3.2	The Company’s Bylaws, as amended, previously filed as Exhibit 3.3 to Form 10-Q in February 2002, and hereby incorporated by reference.
10.1
Registration Rights Agreement, dated as of December 13, 2010 by and between National Holdings Corporation and the investors signatory thereto, previously filed as Exhibit 10.37 to Form 8-K in January 2011, and hereby incorporated by reference.

10.2
OPN Joint Venture Limited Liability Company Operating Agreement, by and between National Holdings Corporation and Opus Point Partners, LLC, effective as of January 14, 2011, previously filed as Exhibit 10.1 to Form 8-K in January 2011, and hereby incorporated by reference.

10.3
Interim Funding and Services Agreement, by and among National Securities Corporation, National Holdings Corporation and OPN Holdings, LLC, effective January 14, 2011, previously filed as Exhibit 10.2 to Form 8-K in January 2011, and hereby incorporated by reference.

10.4
Registration Rights Agreement, dated as of February 4, 2011 by and between National Holdings Corporation and the investors signatory thereto, previously filed as Exhibit 10.38 to Form 8-K in February 2011, and hereby incorporated by reference.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

May 16, 2011	By:	/s/ Mark Goldwasser
Mark Goldwasser
Mark Goldwasser Chief Executive Officer

May 16, 2011	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer