Form 10-Q
period 2011-06-30
NATIONAL HOLDINGS CORP
filed 2011-08-15
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011                                                                                          Commission File Number 001-12629

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

As of August 11, 2011 there were 20,446,704 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2011

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

PART I.                      FINANCIAL INFORMATION
ITEM I.                      FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS
	June 30,	September 30,
	2011	2010
Current Assets	(Unaudited)
Cash	$7,163,000	$5,390,000
Deposit with clearing organizations	1,157,000	1,159,000
Receivables from broker dealers and clearing organizations	3,536,000	3,518,000
Other receivables, net of allowance for uncollectible accounts of $310,000 and $324,000, respectively	991,000	804,000
Advances to registered representatives - Current portion	649,000	1,026,000
Securities owned: marketable – at market value	1,728,000	680,000
Securities owned: nonmarketable – at fair value	53,000	57,000
Total Current Assets	15,277,000	12,634,000

Advances to registered representatives - Long term portion	472,000	415,000
Fixed assets, net	911,000	1,127,000
Secured demand note	-	500,000
Intangible assets, net	1,242,000	1,708,000
Investment in unconsolidated joint venture	501,000	-
Other assets	876,000	996,000
Total Assets	$19,279,000	$17,380,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$11,931,000	$11,079,000
Derivative liabilities	-	4,331,000
Payable to broker dealers and clearing organizations	157,000	169,000
Securities sold, but not yet purchased, at market	21,000	21,000
Convertible notes payable, net of debt discount of $345,000	5,655,000	-
Notes payable	-	500,000
Total Current Liabilities	17,764,000	16,100,000

Accrued expenses and other liabilities - Long term portion	541,000	864,000
Convertible notes payable, net of debt discount of $642,000	-	5,358,000
Total Liabilities, before subordinated borrowings and other liabilities	18,305,000	22,322,000

Subordinated borrowings	130,000	750,000

Preferred Stock, $0.01 par value, 134,500 shares authorized; 94,167 shares designated as Series C and D issued and outstanding	-	537,000

Total Liabilities	18,435,000	23,609,000

National Hodldings Corporation Stockholders' Equity (Deficit)
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 46,050 shares issued and outstanding (liquidation preference: $4,605,000) at June 30, 2011 and September 30, 2010	-	-
Series C and D, convertible preferred stock, $0.01 par value,10,000,000 shares authorized, 94,167 issued and outstanding	6,156,000	-

Common stock, $.02 par value, 150,000,000 shares authorized; 20,446,704 and 17,276,704 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	409,000	346,000
Additional paid-in capital	45,058,000	43,132,000
Subscription receivable	-	(1,334,000)
Accumulated deficit	(50,797,000)	(48,415,000)
Total National Holdings Corporation Stockholders' Equity (Deficit)	826,000	(6,271,000)

Non Controlling Interest	18,000	42,000

Total Liabilities and Stockholders' Equity (Deficit)	$19,279,000	$17,380,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three-month Period Ended		Nine-month Period Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Commissions	$20,392,000	$19,416,000	$67,608,000	$56,634,000
Net dealer inventory gains	3,650,000	3,336,000	11,241,000	11,199,000
Investment banking	3,124,000	1,427,000	6,395,000	4,940,000
Total commission and fee revenues	27,166,000	24,179,000	85,244,000	72,773,000

Interest and dividends	870,000	746,000	2,718,000	1,856,000
Transfer fees and clearing services	1,834,000	1,912,000	6,823,000	6,672,000
Other	2,170,000	1,643,000	5,882,000	4,401,000
Total Revenues	32,040,000	28,480,000	100,667,000	85,702,000

Operating Expenses
Commissions, compensation, and fees	28,708,000	26,375,000	89,890,000	77,856,000
Clearing fees	483,000	576,000	1,641,000	982,000
Communications	1,132,000	1,124,000	3,401,000	3,307,000
Occupancy, equipment and other administrative costs	976,000	848,000	3,072,000	3,146,000
Professional fees	410,000	687,000	1,399,000	1,785,000
Interest	280,000	459,000	864,000	1,056,000
Taxes, licenses, registration	399,000	442,000	1,202,000	1,306,000
Total Operating Expenses	32,388,000	30,511,000	101,469,000	89,438,000

Net Income (Loss) from Operations	(348,000)	(2,031,000)	(802,000)	(3,736,000)

Other Expense
Increase in fair value of derivative liabilities	-	-	(1,603,000)	-
Total Other Expense	-	-	(1,603,000)	-

Net income (loss) before non-controlling interest	(348,000)	(2,031,000)	(2,405,000)	(3,736,000)
Non-controlling interest	(21,000)	-	(24,000)	-
Net income (loss)	(327,000)	(2,031,000)	(2,381,000)	(3,736,000)

Preferred stock dividends	(103,000)	(103,000)	(310,000)	(391,000)

Net income (loss) attributable to common stockholders	$(430,000)	$(2,134,000)	$(2,691,000)	$(4,127,000)

INCOME (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders: Basic	$(0.02)	$(0.12)	$(0.06)	$(0.24)

Diluted:
Net income (loss) attributable to common stockholders: Diluted	$(0.02)	$(0.12)	$(0.06)	$(0.24)

Weighted average number of shares outstanding: Basic	20,446,704	17,276,704	19,444,396	17,209,396
Weighted average number of shares outstanding: Diluted	20,446,704	17,276,704	19,444,396	17,209,396

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine-month period ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,381,000)	$(3,736,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	944,000	1,005,000
Amortization of forgivable loans to brokers	316,000	1,105,000
Amortization of deferred financing costs	-	22,000
Amortization of note discount	297,000	796,000
Fair value of options	257,000	409,000
Fair value of warrant issuance	-	152,000
Provision bad debt	(14,000)	(30,000)
Net realized and unrealized gain on securities	(71,000)	44,000
Non-controlling interest	(24,000)	-
Increase in fair value of derivative liabilities	1,603,000	-
Changes in assets and liabilities
Deposits with clearing organizations	2,000	52,000
Receivables from broker-dealers, clearing organizations and others	(18,000)	1,784,000
Other receivables	(173,000)	(156,000)
Advances to registered representatives	4,000	81,000
Securities owned: marketable, at market value	(977,000)	(207,000)
Securities owned: non-marketable, at fair value	4,000	(16,000)
Other assets	120,000	(63,000)
Accounts payable, accrued expenses and other liabilities	529,000	(4,429,000)
Payable to broker dealers and clearing organizations	(12,000)	74,000
Securities sold, but not yet purchased, at market	-	159,000
Net cash provided by (used in) operating activities	406,000	(2,954,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of note receivable	500,000	-
Investment in unconsolidated joint venture	(501,000)	-
Purchase of fixed assets	(262,000)	(341,000)
Net cash used in investing activities	(263,000)	(341,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from subordinated borrowings	(620,000)	1,700,000
Principal repayment of notes payable	(500,000)	(500,000)
Proceeds from issuance of common stock	1,585,000	-
Proceeds from issuance of preferred stock	1,334,000	-
Payment of financing costs	(169,000)	-
Net cash provided by financing activities	1,630,000	1,200,000

NET INCREASE (DECREASE) IN CASH	1,773,000	(2,095,000)

CASH BALANCE
Beginning of the fiscal year	5,390,000	6,493,000
End of the period	$7,163,000	$4,398,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$170,000	$578,000
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends	$310,000	$391,000
Reclassification of liability contracts to equity	$6,464,000	$-
Embedded conversion features upon issuance	$530,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated financial statements as of June 30, 2011 and for the periods ended June 30, 2011 and December 31, 2010 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Through its Broker Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 45,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 5,000 small and micro-cap listed stocks and provides liquidity in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority, Inc. ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  National Securities and vFinance Investments are also members of the National Futures Association ("NFA").

In July 1994, National Securities formed a wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM").  NAM is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.  In March 2009, all of the issued and outstanding stock of NAM was transferred from National Securities to National.  National formed a new wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”) in the third quarter of fiscal year 2006.  National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.  National Insurance finalized certain requisite state registrations during the third quarter of fiscal year 2007 and commenced business operations that to date have been de minimus.  vFinance Lending Services, Inc. (“vFinance Lending”), originally formed as a wholly owned subsidiary of vFinance, Inc. was established in May 2002.  It is a mortgage lender focused primarily on the commercial sector, providing bridge loans and commercial mortgages through its nationwide network of lenders. Its operations to date have been de minimus.  All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of National and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.   We account for our investment in a joint venture using the equity method.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2011 and September 30, 2010, with the exception of its subordinated borrowings and securities owned- nonmarketable.  The carrying amounts of the convertible promissory notes at June 30, 2011 and September 30, 2010 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2011 and September 30, 2010, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.  The fair value of the derivative liabilities is based on the quoted market prices of the Company’s stock.

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

The Company assessed the classification of its derivative financial instruments as of June 30, 2011, which consist of common stock purchase warrants, and determined that such warrants are equity contracts.

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

	Three months ended			Nine months ended
	June 30,	June 30,		June 30,	June 30,
	2011	2010		2011	2010
Numerator:
Net loss	$(327,000)	$(2,031,000)		$(2,381,000)	$(3,736,000)
Preferred stock dividends	(103,000)	(103,000)		(310,000)	(391,000)
Increase in fair value of derivative liabilities	-	-		1,603,000	-
Numerator for basic earnings per share- loss attributable to common stockholders - as adjusted	(430,000)	(2,134,000	) )	(1,088,000)	(4,127,000)

Numerator for diluted earnings per share-net income (loss) attributable to common stockholders - as adjusted	$(430,000)	$(2,134,000	) )	$(1,088,000)	$(4,127,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	20,446,704	17,276,704		19,444,396	17,209,396
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-		-	-
Assumed conversion of Series C and D preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrants	-	-		-	-
Dilutive potential common shares	-	-		-	-

Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	20,446,704	17,276,704		19,444,396	17,209,396

Loss per share:
Net loss available to common stockholders Basic and diluted	$(0.02)	$(0.12)		$(0.06)	$(0.24)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month period ended		Nine-month period ended
	June 30,		June 30,
	2011	2010	2011	2010

Series A Preferred Stock	3,684,000	3,560,280	3,684,000	3,519,040
Series C and D Preferred Stock	9,416,692	-	9,416,692	-
Convertible notes payable	3,375,000	3,375,000	3,375,000	3,375,000
Options	4,077,625	3,420,446	4,421,231	5,585,879
Warrants	15,773,941	1,719,250	14,067,275	1,842,991
	36,327,258	12,074,976	34,964,198	14,322,910

 The anti-dilutive common shares outstanding at June 30, 2011 and 2010 are as follows:

	2011	2010

Series A Preferred Stock	3,684,000	3,684,000
Series C and D Preferred Stock	9,416,692	-
Convertible notes payable	3,375,000	3,375,000
Options	3,880,973	5,259,593
Warrants	15,173,941	2,437,250
	35,530,606	14,755,843

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

The Company granted 340,000 options during the nine-month period ended June 30, 2010.

The fair value of such options is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.69-0.75
Market price at date of grant:	$0.69-0.75
Volatility :	71.3%
Expected dividend rate:	0%
Expected terms:	5 years
Risk-free interest rate:	2.55%

The Company did not grant any options during the nine-month period ended June 30, 2011.

The following activity occurred under our plan:

	Three-month period ended June 30,
	2011	2010

Weighted-average grant-date fair value of options granted	N/A	N/A
Fair value of options recognized as expense:	$57,000	$113,000

	Nine-month period ended June 30,
	2011	2010

Weighted-average grant-date fair value of options granted	N/A	$0.50
Fair value of options recognized as expense:	$257,000	$409,000

The total compensation cost related to non-vested options not yet recognized amounted to approximately $24,000 at June 30, 2011 and the Company expects that it will be recognized over the following weighted-average period of 11 months.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for interim and fiscal periods beginning after December 15, 2011. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our consolidated financial statements.

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

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At June 30, 2011 and September 30, 2010, the receivables of $3,536,000 and $3,518,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At June 30, 2011 and September 30, 2010, the amounts payable to broker-dealers and clearing organizations of $157,000 and $169,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 6. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

The following tables show the fair market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of June 30, 2011 and September 30, 2010:

Fair Value Measurements

As of June 30, 2011
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$170,000	-	-	$170,000
Corporate bonds	-	-	-	-
Government obligations	1,558,000	-	-	1,558,000
Restricted stock	-	53,000	-	53,000
	$1,728,000	$53,000	$-	$1,781,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$21,000	-	-	$21,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$21,000	$-	$-	$21,000

As of September 30, 2010
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$72,000	-	-	$72,000
Corporate bonds	-	-	-	-
Government obligations	608,000	-	-	608,000
Restricted stock	-	57,000	-	57,000
	$680,000	$57,000	$-	$737,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$21,000	-	-	$21,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$21,000	$-	$-	$21,000

NOTE 7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

During January 2011, the Company finalized its joint venture with Opus Point Partners, LLC (“Opus”), one of the Company’s significant stockholders.  The Company received a 50% interest in the joint venture in consideration of an initial capital contribution of $1 million.  The Company is in its early stage of implementing the joint venture agreement and expects that it will formalize its structure and operations within the next few months.  The joint venture will initially provide investment banking services focused on the global life science sector.  The joint venture may be terminated at will by both parties.

During June 2011, the Company made a cash contribution of $501,000 in the joint venture.  Opus has not earned revenues or incurred expenses since inception.

Summarized information from the balance sheet and statement of operations for Opus as of June 30, 2011and from of the date of inception (January 2011) through June 30, 2011 were as follows:

2011
Balance sheet
Current Assets	$501,000
Non-current assets	-
Current liabilities	-
Non-current liabilities	-

Statement of Operations
Revenues	-
Income (loss) from operations	-
Net income (loss)	-

NOTE 8. OTHER ASSETS

Other assets consist of the following:

	June 30,	September 30,
	2011	2010
Pre-paid expenses	$586,000	$579,000
Deposits	90,000	184,000
Investments in unaffiliated entity	162,000	162,000
Deferred financing costs	38,000	71,000
Total	$876,000	$996,000

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following:

	June 30, 2011	September 30, 2010
Commissions payable	7,675,000	$6,037,000
Deferred clearing fee credits	392,000	210,000
Telecommunications vendors payable	63,000	80,000
Legal payable	540,000	575,000
Deferred rent payable	272,000	373,000
Accrued compensation	670,000	702,000
Capital lease liability	457,000	540,000
Other vendors	2,403,000	3,426,000
Total	$12,472,000	$11,943,000

NOTE 10. DERIVATIVE LIABILITIES

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

The aggregate fair value of derivative liabilities at June 30, 2011, and September 30, 2010 amounted to $0 and $4,331,000, respectively.

The reclassification of the Series C and D Preferred Stock and aforementioned warrants, previously accounted for as liability, to equity contracts, including the fair value of derivative liabilities of $6,465,000 and the carrying value of the Preferred Stock C and D of $513,000 resulted in the following increases at June 30, 2011:

Preferred Stock C and D                                                                   $6,156,000
Additional paid-in capital                                                                     846,000

During the nine-month period ended June 30, 2011, the Company issued 2,820,000 warrants which were accounted for as liability contracts.  The fair value of the warrants at their date of issuance amounted to $530,000 and was offset against the proceeds of the issuance of the Company’s common stock.

The fair value of the embedded conversion features and warrants were based on the Company’s quoted traded price and the Black Scholes method, respectively, at each measurement date.

The fair value of the derivative instruments were based on the following assumptions:

	March 31,	Issuance during	September 30,
	2011	the nine-month	2010
	(prior to	period ended
	reclassification)	June 30, 2011
Embedded Conversion Features:
Exercise price	$0.50	N/A	$0.40
market value	$0.50	N/A	$0.40

Warrants:
Effective Exercise price	$0.50	$0.50	$0.50
Effective Market price	$0.48-$0.50	$0.34-$0.35	$0.34-$0.40
Volatility	75%	75%	76%
Risk-free interest	2.24%	2.06%	1.27%
Terms	4.25-4.75 years	5 years	5 years
Expected dividend rate	0%	0%	0%

The fair value of derivative liabilities increased by $1.6 million between measurement dates during the nine-month period ended June 30, 2011.  Such increase is recorded as other expense in the accompanying statement of operations.

NOTE 11. CONVERTIBLE NOTES PAYABLE

On June 30, 2008, the Company completed a financing transaction under which an investor made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share.  The promissory note matures in March 2012, is convertible into common stock at a price of $2.00 per share and has a stated interest rate of 10% per annum.  Using professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument.  These amounts, totaling approximately $791,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

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

The following table summarizes convertible notes payable at June 30, 2011 and September 30, 2010:

	June 30,	September 30,
	2011	2010
10% convertible notes payable	$6,000,000	$6,000,000
Less: Debt discount	(345,000)	(642,000)
	$5,655,000	$5,358,000

The Company incurred interest expense related to its convertible notes of approximately $148,000 and $148,000 for the three-month period ended June 30, 2011 and 2010, respectively, and $448,000 and $448,000 for the nine- month period ended June 30, 2011 and 2010, respectively.

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

During 2009 the Company repaid $500,000 of the notes payable and the other $500,000 has been extended to a new maturity of May 2010.  In June 2010, the remaining lender agreed to extend the maturity date to June 30, 2011, in consideration of a warrant grant to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.50.

This note is made by Christopher Dewey, one of the Company’s former directors. The Company paid the balance owed on this note in March 2011. Interest expense of $6,000 and $17,000 was recorded related to this note for the nine month period ended June 30, 2011 and 2010, respectively.

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

During the quarter ended June 30, 2011, there were no significant developments in the Company’s legal proceedings.  For a detailed discussion of the Company’s legal proceedings, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

In September 2010, Ms. Lambeth, a Florida resident, sent a letter alleging that her accounts at NSC had experienced significant declines based on unsuitable, high risk investments recommended by Eric Elliott, a broker formerly registered with NSC.  Ms. Lambeth sought damages of approximately $3,400,000 in one account and $250,000 in a trust account, on theory that Mr. Elliott was liable for them and that NSC is vicariously liable for Mr. Elliott’s conduct.  NSC denied all claims, and the parties reached a settlement for $1,150,000 on August 10, 2011, of which the Company’s Errors and Omissions policy will contribute $1,000,000 (the policy per event limit) to the settlement.  The Company has accounted for its contribution to this settlement ($150,000) as of June 30, 2011.

The Company’s subsidiaries are defendants in various arbitrations and administrative proceedings and lawsuits. Damages alleged in these matters, to the extent they can be quantified, were approximately  $12,225,000 as of June 30, 2011.  These matters arise in the normal course of business.  The Company intends to vigorously defend itself in these actions, and believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2011 and September 31, 2010, is $370,000 and $265,000 (primarily legal fees), respectively, and have been included in “Accounts Payable, Accrued Expenses and Other Liabilities” in the accompanying consolidated statements of financial condition.  The Company has included in “Professional fees” litigation and FINRA related expenses of approximately $388,000 and $311,000 for the three-month period ended June 30, 2011 and 2010, respectively and $762,000 and $655,000 during the nine month period ended June 30, 2011 and 2010, respectively.

NOTE 15.  STOCKHOLDERS’ EQUITY

Issuance of shares of common stock and warrants pursuant to a private placement

During the nine-month period ended June 30, 2011, the Company generated gross proceeds of $1,585,000 by issuing 3,170,000 shares of its common stock.  The Company paid $169,000 in costs in connection with the issuance of shares.  Additionally, the Company recognized derivative liabilities of $530,000 in connection with this transaction, which was offset against the proceeds.  Furthermore, the Company issued 3,170,000 warrants to the investors participating in this private placement and 200,000 warrants to brokers.  The warrants have an exercise price of $0.50 per share.  The warrants expire in December 2016.

Receipt of subscription receivable

During the nine-month period ended June 30, 2011, the Company received the remaining proceeds of its Series D preferred Stock offering which amounted to $1,334,000.

Dividends on Series A Preferred Stock

The holders of the Company’s Series A convertible preferred stock, that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.  During the three-month period ended June 30, 2011 and 2010, the Company recognized approximately $103,000 and $103,000 of dividends on its Series A preferred stock, and at June 30, 2011, the total amount of accumulated dividends on the Company’s 46,050 issued and outstanding shares of Series A preferred stock was approximately $414,000.

Reclassification of liability contracts to equity contracts

At June 30, 2011, we reclassified certain Series C and D Preferred Stock and related warrants and certain warrants issued in connection with a private placement from liability contracts to equity contracts.

The reclassification of the Series C and D Preferred Stock and aforementioned warrants, previously accounted for as a liability to equity contracts, resulted in the following increases at June 30, 2011:

Preferred Stock C and D                                                                $6,156,000
Additional paid-in capital                                                             $    846,000

NOTE 16. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At June 30, 2011, National Securities had net capital of approximately $1,545,000 which exceeded its requirement by approximately $1,295,000.

In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At June 30, 2011, vFinance Investments had net capital of approximately $1,486,000 which was approximately $486,000 in excess of its required net capital of $1,000,000 and its percentage of aggregate indebtedness to net capital was 296%.  At June 30, 2011, EquityStation had net capital of approximately $209,000 which was approximately $109,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 107%.  Each of the Broker Dealer subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its broker dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 17. SUBSEQUENT EVENTS

In September 2010, Ms. Lambeth, a Florida resident, sent a letter alleging that her accounts at NSC had experienced significant declines based on unsuitable, high risk investments recommended by Eric Elliott, a broker formerly registered with NSC. Ms. Lambeth sought damages of approximately $3,400,000 in one account and $250,000 in a trust account, on theory that Mr. Elliott was liable for them and that NSC is vicariously liable for Mr. Elliott’s conduct. NSC denied all claims, and the parties reached a settlement for $1,150,000 on August 10, 2011, of which the Company’s Errors and Omissions policy will contribute $1,000,000 (the policy per event limit) to the settlement.  The Company has accounted for its contribution to this settlement ($150,000) as of June 30, 2011.

Other than disclosed above, the Company has evaluated subsequent events through August 15, 2011, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

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

As of June 30, 2011, we had approximately 963 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 91 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. These independent operators, many of whom are financial planners, are required to pay their own expenses. This independent contractor model calls for a much higher payout percentage, (typically in the 70-90% range) than the traditional employee model of brokerage which typically only pays between 25-50% of production.

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

Business Environment in the Nine Months of Fiscal 2011

The financial markets seemed to strengthen during the first nine months of our fiscal year, as U.S. economic critical data showed some very early indications of economic recovery.  Merger and acquisitions markets continue to show signs of rebound; however the extent and timing of a significant rise in transactions is uncertain.

Volatility in the financial markets remains due to uncertainties related to bank regulation, the effect of the Federal Reserve quantitative easing programs resulting in risk of inflation which may lead to higher interest rates and impact the valuation of corporate stocks and bonds and government obligations as asset classes. The potential tightening of credit and regulation of banks and other financial institutions stemming from the Dodd-Frank Act may have a detrimental impact on the markets.

The results of our operations during the first nine months of 2011 were impacted by the volatility in the financial markets yet clearly show signs of improvement over our recently recorded results. As these results are highly dependent on the environment in which our businesses operate, our quarterly results may not necessarily be indicative of future performance.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Our third quarter of fiscal year 2011 resulted in an increase in revenues, with a lower increase in expenses compared to the same period last year.  As a result, we reported a net operating loss of $348,000 compared with a net operating loss of $2,031,000 for the third quarters of fiscal years 2011 and 2010, respectively.

	Three Months Ended
	June 30,		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions	$20,392,000	$19,416,000	$976,000	5%
Net dealer inventory gains	3,650,000	3,336,000	314,000	9%
Investment banking	3,124,000	1,427,000	1,697,000	119%
Interest and dividends	870,000	746,000	124,000	17%
Transfer fees and clearance services	1,834,000	1,912,000	(78,000)	-4%
Other	2,170,000	1,643,000	527,000	32%
	$32,040,000	$28,480,000	$3,560,000	13%

Total revenues increased $3,560,000, or 13%, in the third quarter of fiscal year 2011 to $32,040,000 from $28,480,000 in the third quarter of fiscal year 2010.  The increase in revenues is primarily due to more favorable market conditions.  Commission revenue increased $976,000, or 5%, to $20,392,000 from $19,416,000 during the third quarter of fiscal year 2011 compared with the same period in fiscal year 2010, which is attributable to generally more favorable market conditions for corporate securities.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $314,000, or 9%, to $3,650,000 from $3,336,000 during the third quarter of fiscal year 2011 compared with the same period in fiscal year 2010.  The increase is primarily due to more favorable trading conditions affecting our market making and fixed income trading activities in the quarter ended June 30, 2011 as compared to the same quarter in 2010.

Investment banking revenue increased $1,697,000, or 119% to $3,124,000 from $1,427,000 during the third quarter of 2011 compared to the same period in fiscal year 2010.  This increase was attributable to a larger number of successful completion of capital raising for clients, advisory and consulting services provided during the quarter.  Interest and dividend income increased by $124,000 or 17%, to $870,000 from $746,000 in the third quarter of fiscal year 2011 compared with the same period in fiscal year 2010.  The increase is primarily attributable to generally higher customer margin account balances, higher customer free cash balances and slightly higher prevailing interest rates during the quarter.  Transfer fees and clearance services decreased $78,000 or 4%, to $1,834,000 in the third quarter of fiscal year 2011 from $1,912,000 in the third quarter of fiscal year 2010.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $527,000, or 32%, to $2,170,000 from $1,643,000 during the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.  The increase is due primarily to slightly more favorable market conditions resulting in generally higher assets under management in our Registered Investment Advisory firm, National Asset Management.

In comparison with the 13% increase in total revenues, total expenses increased by $1,877,000, or 6%, to $32,388,000 for the third quarter of fiscal year 2011 compared to $30,511,000 in the third quarter of fiscal year 2010.  This increase in total expenses is primarily a result of an increase in commission expense which is consistent with the increase in commission and investment banking revenues.

	Three Months Ended
	June 30,		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions, compensation, and fees	$28,708,000	$26,375,000	$2,333,000	9%
Clearing fees	483,000	576,000	(93,000)	-16%
Communications	1,132,000	1,124,000	8,000	1%
Occupancy, equipment and other administrative expenses	976,000	848,000	128,000	15%
Professional fees	410,000	687,000	(277,000)	-40%
Interest	280,000	459,000	(179,000)	-39%
Taxes, licenses and registration	399,000	442,000	(43,000)	-10%
	$32,388,000	$30,511,000	$1,877,000	6%

Commissions, compensation, and fees, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $2,333,000, or 9%, to $28,708,000 in the third quarter of fiscal year 2011 from $26,375,000 in the third quarter of fiscal year 2010.  The increase is primarily attributable to an increase in the related commission and investment banking revenues.  Commission expense also includes the amortization of advances to registered representatives and the fair value of stock-based compensation aggregating of $88,000 and $187,000 for the third quarter of fiscal year 2011 and 2010, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $58,000 and $113,000 in third quarter of fiscal years 2011 and 2010, respectively.

Commission, compensation, and fees, as a percentage of revenue decreased by 3% to 90% in the third quarter of fiscal year 2011 from the comparable prior year period, primarily from an increase in investment banking and other revenues, which have higher margins and, to a lesser extent, the higher amount of amortization of advances to registered representatives recognized during the third quarter of fiscal 2010.

Clearing fees decreased $93,000, or 16%, to $483,000 in the third quarter of fiscal year 2011 from $576,000 in the third quarter of fiscal year 2010. The decrease in clearing fees is commensurate with a decrease in clearance services revenues in the third quarter of fiscal year 2011.

Communications expenses increased by $8,000, or 1% to $1,132,000 in the third quarter of fiscal year 2011 from $1,124,000 in the third quarter of fiscal year 2010.  These expenses are at comparable levels during both third quarter of fiscal year 2011 and 2010. Occupancy, equipment and other administrative expenses increased $128,000, or 15%, to $976,000 from $848,000 in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.  This increase in such expenses is primarily attributable to settlements of two claims offset by a decrease in occupancy costs due primarily to our focus on reducing the cost of operations, including square footage rented as well as negotiating slightly better rental agreements during the third quarter of 2011 when compared to the prior year period.

Professional fees decreased $277,000, or 40% to $410,000 from $687,000 in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.  The decrease in professional fees is primarily a result of a refund from errors and omission insurance company offset by slightly higher costs to defend arbitrations and civil actions as well as general corporate legal services.

Interest expense decreased by $179,000, or 39%, to $280,000 from $459,000 in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.  The decrease is primarily due to the fair value of warrants issued in June 2010 to extend the maturity of our note payable and lower weighted-average principal of interest-bearing debt resulting from a repayment of notes payable of $500,000 during the second quarter of fiscal year 2011. Taxes, licenses and registration decreased $43,000, or 10%, to $399,000 from $442,000 in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.  This decrease in taxes, licenses and registration is due to a general decrease in fees paid to regulators and other governmental agencies during this quarter.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

Our first half of fiscal year 2011 resulted in an increase in revenues, with a lower increase in operating expenses compared to the same period last year.  As a result, we reported a net operating loss of $802,000 compared with a net operating loss of $3,736,000 for the nine-month period ended June 30, 2011 and 2010, respectively.

	Nine Month Ended
	June 30,		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions	$67,608,000	$56,634,000	$10,974,000	19%
Net dealer inventory gains	11,241,000	11,199,000	42,000	0%
Investment banking	6,395,000	4,940,000	1,455,000	29%
Interest and dividends	2,718,000	1,856,000	862,000	46%
Transfer fees and clearance services	6,823,000	6,672,000	151,000	2%
Other	5,882,000	4,401,000	1,481,000	34%
	$100,667,000	$85,702,000	$14,965,000	17%

Total revenues increased $14,965,000 or 17%, in the nine-month period ended June 30, 2011 to $100,667,000 from $85,702,000 in the nine-month period ended June 30, 2010.  The increase in revenues is primarily due to more favorable market conditions.  Commission revenue increased $10,974,000 or 19%, to $67,608,000 from $56,634,000 during the nine-month period ended June 30, 2011 compared with the same prior year period, which is attributable to generally more favorable market conditions.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $42,000, or less than 1%, to $11,241,000 from $11,199,000 during the nine month period ended June 30, 2011 compared with the same prior year period.  The increase is primarily due the addition of market making in foreign ADR’s on our market making desk as well as more favorable trading conditions affecting our municipal bond trading in the first half of fiscal year 2011.

Investment banking revenue increased $1,455,000, or 29% in the nine-month period ended June 30, 2011 to $6,395,000 from $4,940,000 compared to the same period in fiscal year 2010.  This increase was attributable to a larger number of successful completion of capital raising for clients, advisory and consulting services provided during the nine-month period ended June 30, 2011. Interest and dividend income increased by $862,000 or 46%, to $2,718,000 from $1,856,000 in the nine-month period ended June 30, 2011 compared with the same prior year period.  The increase is primarily attributable to generally higher customer margin account balances, higher customer free cash balances and slightly higher prevailing interest rates during the nine-month period ended June 30, 2011.  Transfer fees and clearance services increased $151,000 or 2%, to $6,823,000 in the nine-month period ended June 30, 2011 from $6,672,000 in the same prior year period. The increase is due to higher transactional volume as well as slightly higher year-end fees charged in 2011 than in 2010.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $1,481,000, or 34%, to $5,882,000 from $4,401,000 during the nine-month  period ended June 30, 2011 compared to the same prior year period.  The increase is due primarily to slightly more favorable business conditions and generally higher assets under management in our registered investment advisory firm, National Asset Management.

In comparison with the 17% increase in total revenues, total expenses increased but to a lesser extent  proportionately with revenues, up by $12,013,000, or 13%, to $101,469,000 for the nine-month  period ended June 30, 2011 compared to $89,438,000 for the same period the prior year.  This increase in total expenses is primarily a result of an increase in commission expense, consistent with the increase in commission revenues, offset by reductions in most other expense categories, as a result of management's focus on cost cutting.

	Nine Months Ended
	June 30,		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions, compensation, and fees	$89,890,000	$77,856,000	$12,034,000	15%
Clearing fees	1,641,000	982,000	659,000	67%
Communications	3,401,000	3,307,000	94,000	3%
Occupancy, equipment and other administrative expenses	3,072,000	3,146,000	(74,000)	-2%
Professional fees	1,399,000	1,785,000	(386,000)	-22%
Interest	864,000	1,056,000	(192,000)	-18%
Taxes, licenses and registration	1,202,000	1,306,000	(104,000)	-8%
	$101,469,000	$89,438,000	$12,031,000	13%

Commission, compensation, and fees, which includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $12,034,000, or 15%, to $89,890,000 in the nine-month period ended June 30, 2011 from $77,856,000 in the nine-month period ended June 30, 2010.  The increase is primarily attributable to an increase in the related commission revenues.  Commission expense also includes the amortization of advances to registered representatives of $316,000 and $1,106,000 for the nine-month period ended June 30, 2011 and 2010, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $257,000 and $409,000 in the nine-month period ended June 30, 2011 and 2010, respectively.

Commissions, compensation and fees, as a percentage of revenue decreased by 2%, to 89% during the nine-month  period ended June 30, 2011 from 91% during the nine-month  ended June 30, 2010.    The decrease of commissions, compensation, and fees, as a percentage of revenues, is primarily attributable to the higher amount of amortization of advances to registered representatives recognized during the nine-month period ended June 30, 2010.

Clearing fees increased $659,000 or 67%, to $1,641,000 in the nine-month  period ended June 30, 2011 from $982,000 in the comparable prior year period.  The increase in clearing fees is primarily due to a write-off of deferred revenues of $456,000 during the third quarter of fiscal 2010 as well as a general increase in transactional costs due to the increase in transactions commensurate with the increase in revenues.  The write off of deferred revenue was attributable to the termination of our clearing agreement with NFS.

Communication expenses increased $94,000 or 3%, to $3,401,000 from $3,307,000 in the nine-month period ended June 30, 2011 when compared to the prior year period.  The increase was not significant. Occupancy, equipment and other administrative expenses decreased $74,000, or 2%, to $3,072,000 from $3,146,000 in the nine-month period ended June 30, 2011 when compared to the prior year period.  The decrease in these expenses is due primarily to our focus on reducing the cost of operations, including square footage rented as well as negotiating slightly better rental agreements, offset by the settlement of two claims which occurred during the third quarter of 2011.

Professional fees decreased $386,000, or 22% to $1,399,000 from $1,785,000 in the nine-month period ended June 30, 2011 when compared to the prior year period.  The decrease in professional fees is primarily a result of slightly lower costs to defend arbitrations and civil actions.

Interest expense decreased by $192,000, or 18%, to $864,000 from $1,056,000 in the nine-month period ended June 30, 2011 when compared to the prior year period.  The decrease is primarily due to the fair value of warrants issued in June 2010 to extend the maturity of our note payable and lower weighted-average principal of interest-bearing debt resulting from a repayment of notes payable of $500,000 during the second quarter of fiscal year 2011.  Taxes, licenses and registration decreased $104,000, or 8%, to $1,202,000 from $1,306,000 in in the nine-month  period ended June 30, 2011 when compared to the prior year period..  This decrease in taxes, licenses and registration is due to a general decrease in fees paid to regulators and other governmental agencies.

The fair value of derivative liabilities, as computed between measurement dates, increased by $1,603,000   during the nine-month period ended June 30, 2011.  We did not have any derivative liabilities outstanding during the nine-month period ended June 30, 2010.  The increase in fair value of derivative liabilities is primarily due an increase in our quoted price per share between measurement dates, which is one of the main assumptions in our computation of derivative liabilities.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three months ended June 30, 2011 and 2010, EBITDA, as adjusted, was $451,000 and $(930,000), respectively. This improvement of $1,381,000 in the three months ended June 30, 2011 over 2010 resulted from an increase in revenues and a lower increase in expenses. Most other general operating expenses decreased as a result of cost cutting efforts on the part of management.  For the nine-month period ended June 30, 2011 and 2010, EBITDA, as adjusted, was $1,737,000 and ($63,000) respectively.  This improvement of $1,743,000 in the nine months ended June 30, 2011 over 2010 resulted from an increase in sales offset by a corresponding increase in commissions and clearing costs and a decrease in general operating expenses as a result of cost cutting efforts on the part of management.

The following table presents a reconciliation of EBITDA, as adjusted, to net loss as reported in accordance with generally accepted accounting principles, or GAAP.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss, as reported	$(327,000)	$(2,031,000)	$(2,381,000)	$(3,736,000)
Interest expense	280,000	409,000	864,000	1,056,000
Taxes	46,000	47,000	110,000	132,000
Depreciation	151,000	182,000	478,000	540,000
Amortization	155,000	162,000	489,000	487,000
EBITDA	305,000	(1,231,000)	(440,000)	(1,521,000)
Non-cash compensation expense	58,000	113,000	258,000	409,000
Forgivable loan write down	88,000	188,000	316,000	1,106,000
Change in fair value of derivative	-	-	1,603,000	-
EBITDA, as adjusted	$451,000	$(930,000)	$1,737,000	$(6,000)

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At June 30, 2011, National Securities’ net capital exceeded the requirement by $1,295,000.  Due to its market maker status, vFinance Investments is required to maintain minimum net capital of $1,000,000, and at June 30, 2011 vFinance Investments’ net capital exceeded the requirement by $486,000.  EquityStation is required to maintain minimum net capital of $100,000, and at June 30, 2011 EquityStation’s net capital exceeded the requirement by $109,000.

Advances, dividend payments and other equity withdrawals from our subsidiaries are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may pay as dividend or advance to us.  During the nine-month period ended June 30, 2011 we did not have any equity withdrawals.

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

Our cash and working capital at June 30, 2011 amount to $7,163,000 and ($2,556,000), respectively.

Cash provided by our operating activities for the nine-month period ended June 30, 2011 amounted to $406,000, which was primarily due to our net loss of $2,381,000, adjusted by non-cash adjustments of $944,000 in depreciation and amortization, $316,000 in amortization of forgivable loans to brokers, $257,000 in stock compensation expense, $297,000 in amortization of note discount and an increase in fair value of derivative liabilities of $1,603,000.

Additionally, our operating assets and liabilities varied as follows:

•	a decrease in other receivables of $173,000, which is primarily attributable to the return of a security deposit on our space at 880 3rd Ave in New York;
•	an increase in securities owned at market value of $977,000, which is primarily due to the timing of securities purchased for inventory;
•	an increase in accounts payable and accrued expenses of $529,000, which is primarily due to an increase in accrued compensation commensurate with our increased revenues.

Cash used in investing activities for the nine-month period ended June 30, 2011 amounted to $263,000, which was primarily due to the redemption of a note receivable of $500,000, offset by recurring purchases of computer equipment of $262,000 and an investment in an unconsolidated joint venture of $501,000.

Cash provided by financing activities for the nine-month  period ended June 30, 2011 amounted to $1,630,000 and was primarily due to net proceeds from the issuance of Series D Preferred Stock and our shares of common stock aggregating $2,750,000, offset by principal repayments aggregating $1,120,000 of subordinated borrowings and notes payable.

Cash used in operating activities for the nine-month period ended June 30, 2010 amounted to $3,454,000, which was primarily due to our net loss of $3,736,000, reduced by non-cash adjustments of $1,005,000 in depreciation and amortization, $1,105,000 reduction of loans to registered representatives, $409,000 in stock compensation expense, $296,000 in amortization of note discount,

Additionally, our operating assets and liabilities varied as follows:
•	a decrease in receivables from our clearing firms of $1,784,000 resulted from a corresponding decrease in revenues; and,
•	an increase in our securities owned; marketable at fair value of $207,000, which is primarily due to the timing of securities purchased for inventory; and,
•	a decrease in accounts payable and accrued expenses of $4,429,000 due to lower commissions and general accounts payable consistent with lower revenues.

Cash used in investing activities for the nine-month period ended June 30, 2010 amounted to $341,000, which was due to recurring purchases of Computer and office equipment.

Cash provided by financing activities for the nine-month period ended June 30, 2010 amounted to $1,200,000 resulting from the issuance of subordinated borrowings to certain investors and existing board members of $1,700,000 offset by a repayment of notes payable for $500,000.

Two of our convertible notes, aggregating $6,000,000, mature during the third quarter of fiscal 2012.  Such notes are convertible at a weighted average rate of $1.78 per share, at the option of the holders.  Our plan is to satisfy our obligations under such convertible notes by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes in our shares of Common Stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options. While the Company is confident that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all.

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

The following table shows the quoted market values of marketable securities we owned ("long") , securities we sold but have not yet purchased ("short") , and net positions as of June 30, 2011:

	Long	Short	Net
Corporate stocks	$170,000	$21,000	$149,000
Government obligations	1,558,000	-	1,558,000
	$1,728,000	$21,000	$1,707,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2010, Ms. Lambeth, a Florida resident, sent a letter alleging that her accounts at NSC had experienced significant declines based on unsuitable, high risk investments recommended by Eric Elliott, a broker formerly registered with NSC. Ms. Lambeth sought damages of approximately $3,400,000 in one account and $250,000 in a trust account, on theory that Mr. Elliott was liable for them and that NSC is vicariously liable for Mr. Elliott’s conduct. NSC denied all claims, and the parties reached a settlement for $1,150,000 on August 10, 2011, of which the Company’s Errors and Omissions policy will contribute $1,000,000 (the policy per event limit) to the settlement.  The Company has accounted for its contribution to this settlement ($150,000) as of June 30, 2011.

Other than described above, there were no significant developments in our legal proceedings during the quarter ended June 30, 2011.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	The Company’s Certificate of Incorporation, as amended, previously filed as Exhibit 3.5 to Form 10-Q in May 2004, and hereby incorporated by reference.
3.2	The Company’s Bylaws, as amended, previously filed as Exhibit 3.3 to Form 10-Q in February 2002, and hereby incorporated by reference.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

August 15, 2011	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer

August 15, 2011	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer