Form 10-K
period 2011-09-30
NATIONAL HOLDINGS CORP
filed 2012-01-13
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES☐    NO☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES☐    NO☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES☐    NO☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☐    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
☐Large Accelerated Filer  ☐Accelerated Filer   ☐Non-Accelerated Filer  ☒Smaller Reporting Company

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. YES☒    NO☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES☐   NO☒

As of March 31, 2011, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $0.28 per share for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $4,866,555 (calculated by excluding shares owned beneficially by directors, officers and 10% stockholders).  As of January 11, 2012 there were 21,946,704 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the Company’s Annual Meeting of Stockholders to be held on or about March 16, 2012 (the “Company’s 2011 Proxy Statement”) are incorporated by reference into Part III hereof.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	general economic conditions;
●	our ability to obtain future financing or funds when needed;
●	Our ability to maintain sufficient regulatory net capital;
●	the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full-service and discount brokers;
●	a general decrease in financing and merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed;
●	increased competition from on line and business development portals;
●	technological changes;
●	our potential inability to implement our growth strategy through recruiting, acquisitions or joint ventures;
●	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
●	our ability to maintain and execute a successful business strategy.

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

Item 1. BUSINESS

General

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, is a financial services organization, operating primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities” or “NSC”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”) (collectively, the “Broker-Dealer Subsidiaries”).  The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.

Through its Broker-Dealer Subsidiaries, the Company (1) offers full service retail brokerage to approximately 39,000 retail, high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 5,000 micro and small cap stocks and providing liquidity in the United States Treasury marketplace.  The Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  National Securities and vFinance Investments are also members of the National Futures Association ("NFA").

Our brokers operate primarily as independent contractors.  An independent contractor registered representative who becomes an affiliate of a Broker-Dealer Subsidiary typically establishes his own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, computer and other equipment, stock quotation machines, software and general office supplies.  The independent contractor registered representative is entitled to retain a higher percentage of the commissions generated by his sales than an employee registered representative at a traditional employee-based brokerage firm.  This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for lower or non-production.

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

In the third quarter of fiscal year 2006, we formed a wholly owned subsidiary, National Insurance Corporation, a Washington corporation ("National Insurance").  National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.  National Insurance finalized certain requisite state registrations during the second quarter of fiscal year 2007 and commenced business operations.

On June 21, 2010, vFinance Investments Holdings, Inc., a subsidiary of the Company, completed a sale of a minority equity interest in EquityStation, pursuant to the terms of a Share Purchase Agreement (the “Share Purchase Agreement”), dated July 21, 2010, by and among vFinance Investments Holdings, Inc., Equity Station, Inc. and Osage, LLC, an Osage Nation limited liability company (“Osage”).  Pursuant to the Share Purchase Agreement, vFinance Investments Holdings, Inc. sold 249 shares of its EquityStation common stock to Osage, equal to 24.9% of the issued and outstanding common stock of EquityStation, at an aggregate purchase price of $800,000.  A 12-month option was also granted to Osage to purchase an additional 301 shares of EquityStation common stock for the lesser of (i) $1,700,000 or (ii) such other amount as may be agreed to between the parties, subject to certain adjustments.  The option to purchase additional share expired unexecuted in July 2011.

Pursuant to the terms of the Share Purchase Agreement, each of EquityStation, vFinance Investments Holdings, Inc. and Osage have a right of first refusal in the event either vFinance Investments Holdings, Inc. or Osage seek to transfer their shares of EquityStation Common Stock.  In addition, vFinance Investments Holdings and Osage have co-sale rights in the event that all of the offered shares are not purchased by EquityStation or the non-transferring holder and have been granted piggy-back registration rights in the event EquityStation Common Stock becomes registered under the Securities Act of 1933 (the “Securities Act”), as amended.  EquityStation has agreed to elect one designee of Osage to its Board of Directors.

Clearing Relationships

The Broker-Dealer Subsidiaries have clearing arrangements with National Financial Services LLC (“NFS”), Legent Clearing LLC (“Legent”), ICBC (Formerly known as Fortis Securities, LLC (“ICBC”) Rosenthal Collins Group, LLC. (“Rosenthal”) and R.J. O’Brien and Penson Financial Services, Inc. (“Penson”), In November 2011, a letter terminating the clearing agreement between EquityStation and Penson was sent by EquityStation. This agreement and relationship is expected to end shortly after December 31, 2011. We believe that the overall effect of our clearing relationships has been beneficial to our cost structure, liquidity and capital resources.

Financial Information about Industry Segments

The Company realized approximately 83% of its total revenues in fiscal year 2011 from brokerage services, principal and agency transactions, and investment banking.  During fiscal year 2011, brokerage services consisting of retail brokerage commissions represented 67% of total revenues, principal and agency transactions consisting of net dealer inventory gains represented 11% of total revenues, and investment banking, consisting of corporate finance commissions and fees, represented 5% of total revenues.  For a more detailed analysis of our results by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Brokerage Services

Our Broker-Dealer Subsidiaries are each registered as a broker-dealer with the SEC and are licensed in all 50 states, the District of Columbia and Puerto Rico.  The Broker-Dealer Subsidiaries are also members of the FINRA, the Municipal Securities Rulemaking Board ("MSRB") and the SIPC, and National Securities and vFinance Investments are also members of the NFA.  Brokerage services to retail clients are provided through our sales force of investment executives at the Broker-Dealer Subsidiaries.

Our goal is to meet the needs of our investment executives and their clients.  To foster individual service, flexibility and efficiency and to reduce fixed costs, our investment executives primarily act as independent contractors responsible for providing their own office facilities, sales assistants, telephone, internet, computer and other equipment, software, quote service, supplies and other items of overhead.  Investment executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to supervisory procedures and applicable rules and regulations.  In addition, investment executives have direct access to research materials, management, traders, and all levels of support personnel.

The brokerage services provided by our investment executives include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers.  In fiscal year 2011, stocks and options represented approximately 69% of our business, bonds represented approximately 12% of our business, and mutual funds and annuities and insurance made up approximately 19% of our business.  The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

Typically, our Broker-Dealer Subsidiaries do not recommend particular securities to customers.  Rather, recommendations to customers are determined by individual investment executives based upon their own research and analysis, subject to applicable FINRA customer suitability standards. Most investment executives perform fundamental (as opposed to technical) analysis.  Solicitations may be by telephone, email, seminars or newsletters.

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

Investment executives in the brokerage industry are traditionally compensated on the basis of set percentages of total commissions and mark-ups generated.  Most brokerage firms bear substantially all of the costs of maintaining their sales forces, including providing office space, sales assistants, telephone and internet service, computers and other equipment and supplies.  The average commission paid to investment executives in the brokerage industry generally ranges from 30% to 50% of total commissions generated.

Since we require most of our investment executives to absorb their own overhead and expenses, we pay a higher percentage of the net commissions and mark-ups generated by our investment executives, as compared to traditional investment executives in the brokerage industry.  This arrangement also reduces fixed costs and lowers the risk of operational losses for lower or non-production.  Our operations include execution of orders, processing of transactions, internal financial controls, supervision and compliance with regulatory and legal requirements.

As of September 30, 2011, we had a total of 1011 associates of which 168 were employees and 843 were independent contractors.  Of these approximately 690 were registered representatives.  Persons who have entered into independent contractor agreements are not considered employees for purposes of determining our obligations for federal and state withholding, unemployment and social security taxes.  Our independent contractor arrangements conform to accepted industry practice, and therefore, we do not believe there is a material risk of an adverse determination from the tax authorities that would have a significant effect on our ability to recruit and retain investment executives or on our current operations and financial results of operations.  There is no assurance that the tax status of our independent contractors will not change as a result of regulatory or legislative actions. No employees are covered by collective bargaining agreements and we believe our relations are good with both our employees and independent contractors.

Our business plan includes the growth of our retail and institutional brokerage business, while recognizing the volatility of the financial markets.  In response to historical market fluctuations, we have periodically adjusted certain business activities, including proprietary trading and market-making trading. We believe that consolidation within the industry may occur and we may consider strategic acquisitions in the future, but we are focused on generating positive cash flow and achieving profitability of our existing operations.

Periodic reviews of controls are conducted and supervision, administrative and operations personnel meet frequently with management to review operating conditions.  Compliance, supervision and operations personnel monitor compliance with applicable laws, rules and regulations.

Principal and Agency Transactions

We buy and maintain inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to our customers.  We may also maintain inventories in corporate, government and municipal debt securities for sale to customers.  The level of our market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets.  As of September 30, 2011, we made markets in over 5,000 micro and small-cap stocks.  We anticipate that we will continue market-making trading activity in the future, which may include companies for which we managed or co-managed a public offering.

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

In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down.  We may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission.  We believe our mark-ups, mark-downs and commissions are competitive based on various factors including the services we provide to our customers.

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

Institutional Services

A critical element of our business strategy is to identify institutional quality investments that offer above market returns.  We support that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance.  Hedge funds represent the fastest growing segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. We offer fund managers access to advanced direct market access trading platforms, investment opportunities and independent research products.  Additionally, we offer fund managers the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions as well as special execution services using volume weighted averages and average pricing for micro and small-cap stocks.  We believe we have a mutually beneficial relationship with our Investment Banking Division ("IBD") as fund managers looking for investment opportunities fund IBD's corporate clients and our relationships with fund managers may create opportunities to increase the number and quality of IBD clients.

As of September 30, 2011, we employed or had contractual relationships with approximately 10 individuals providing institutional services, approximately six of whom provide hedge fund related services.  We service approximately 200 institutional customers, of which approximately 85 are hedge funds.  For the fiscal year ended September 30, 2011, hedge fund related services accounted for approximately $5 million in revenue.

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

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our Broker-Dealer Subsidiaries do not hold any funds or securities for customers.  Instead, they use the services of clearing agents on a fully-disclosed basis.  These clearing agents process all securities transactions and maintain customer accounts. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $250,000.  In addition to SIPC protection, National Financial Services LLC provides brokerage accounts additional “excess of SIPC” coverage from Lloyd’s of London, together with other insurers. The “excess of SIPC” coverage would only be used when SIPC coverage is exhausted. Like SIPC protection, “excess of SIPC” protection does not cover investment losses in customer accounts due to market fluctuation. It also does not cover other claims for losses incurred while broker-dealers remain in business. Total aggregate “excess of SIPC” coverage available through National Financial Services LLC’s “excess of SIPC” policy is $1 billion. Within National Financial Services LLC’s “excess of SIPC” coverage, there is no per account dollar limit on coverage of securities, but there is a per account limit of $1.9 million on coverage of cash. This is the maximum “excess of SIPC” protection currently available in the brokerage industry.

Competition

The Company is engaged in a highly competitive business.  With respect to one or more aspects of our business, our competitors include member organizations of the New York Stock Exchange and other registered securities exchanges in the United States and Canada, the U.K., Europe and members of FINRA.  Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition, as well as companies that provide electronic on-line trading. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries.

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

Government Regulation and Supervision

The securities industry, our Broker-Dealer Subsidiaries and   investment adviser businesses are subject to extensive regulation by the SEC, FINRA, NFA and state securities regulators and other governmental regulatory authorities.  The principal purpose of these regulations is the protection of customers and the securities markets.  The SEC is the federal agency charged with the administration of the federal securities laws.  Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.  All of our Broker-Dealer Subsidiaries are registered broker-dealers with the SEC and members of FINRA.  They are licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

In addition, as registered broker-dealers and members of FINRA, our Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.

National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital.  At September 30, 2011, National Securities had net capital of approximately $729,000 which was approximately $479,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000. In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2011, vFinance Investments had net capital of approximately $1,350,000, which was approximately $350,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 245.4%.  At September 30, 2011, EquityStation had net capital of approximately $203,000, which was approximately $103,000 in excess of its required net capital of $100,000, and its percentage of aggregate indebtedness to net capital was 83.3%.  Each of the Broker-Dealer Subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the FINRA Conduct Rules require our Broker-Dealer Subsidiaries to supervise the activities of its investment executives.  As part of providing such supervision, these subsidiaries maintain written supervisory procedures.  Compliance personnel and outside auditors conduct inspections of branch offices periodically to review compliance with the Company's procedures.  A registered principal provides onsite supervision at each of the Broker-Dealer Subsidiaries’ larger offices.  The other offices (averaging two investment executives per office) are not required by FINRA rules to have a registered principal on site and are therefore supervised by registered principals off site.  Designated principals review customer trades to ensure compliance with FINRA Conduct Rules including mark-up guidelines.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) establishes new and enhanced compensation and corporate governance oversight for the financial services industry, provides a specific framework for payment, clearing and settlement regulation, and empowers the S.E.C. to adopt regulations requiring new fiduciary duties and other more stringent regulation of Broker-Dealers, investment companies and investment advisers.  Our existing policies and procedures already provided for much of the Dodd-Frank Act new requirements.

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

As our services, through our subsidiaries, are available over the Internet in multiple jurisdictions, and as we, through our subsidiaries, have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While our Broker-Dealer Subsidiaries are currently registered as broker-dealers in the jurisdictions described in this Annual Report on Form 10-K, all of our subsidiaries are qualified to do business as corporations in only a few jurisdictions.  Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

Intellectual Property

We own the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R), Direct2Desk(R) and Hedge Fund Accelerator(R).

Employees

As of September 30, 2011, we employed the following personnel:

	Salaried	Independent
Position	Employees	Contractors	Total
Officers	11	0	11
Administration	91	215	306
Brokers	20	621	641
Traders	37	0	37
Investment Bankers	9	1	10
Advisors	0	6	6
Totals	168	843	1011

None of our personnel are covered by a collective bargaining agreement.  We consider our relationships with our employees to be good. Any future increase in the number of employees will depend upon the growth of our business.  Our registered representatives are required to take examinations administered by FINRA and state authorities in order to qualify to transact business and are required to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations, our subsidiaries’ supervisory procedures and not to solicit other employees or brokers in the event of termination.

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

Reports to Security Holders

We maintain a website with the address www.nhldcorp.com.  We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.  We are not including the information on our website as a part of, nor incorporating it by reference into, this report.  You may read and copy any materials we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m.  Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.  Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC.  The SEC’s website address is http://www.sec.gov.

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

We reported losses of approximately $4.7 million and $6.6 million in fiscal years 2011 and 2010, respectively. There is no assurance that we will be profitable in the future.  If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations.

We may require additional financing.

In order for us to have the opportunity for future success and profitability, we periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.).  We have actively pursued a variety of funding sources, and have consummated certain transactions in order to address our subsidiaries’ capital requirements. We may need to seek to raise additional capital through other available sources, including borrowing additional funds from third parties and there can be no assurance that we will be successful in such pursuits.  Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders. Accordingly, if we are unable to generate adequate cash from its operations, and if we are unable to find sources of funding, such an event would have an adverse impact on our liquidity and operations.

If we are unable to pay our outstanding debt obligations when due, our parent company’s operations may be materially adversely affected.

At September 30, 2011, our parent company had total indebtedness of $6,000,000.  We cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due.  Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse effect on our operations. Two of our convertible notes, aggregating $6,000,000, mature during the second and third quarters of fiscal 2012.  Such notes are convertible at weighted average rate of $1.78 per share, at the option of the holders.  Our plan is to satisfy our obligations under such convertible notes by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes in our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options.  While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all.

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

Our Broker-Dealer Subsidiaries are subject to various risks associated with the securities industry.

As securities broker-dealers, our Broker-Dealer Subsidiaries are subject to uncertainties that are common in the securities industry. These uncertainties include:

	the volatility of domestic and international financial, bond and stock markets;
	extensive governmental regulation;
	litigation;
	intense competition;
	substantial fluctuations in the volume and price level of securities; and
	dependence on the solvency of various third parties.

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year.  In periods of low volume, profitability is impaired because certain expenses remain relatively fixed.  In the event of a market downturn, our business could be adversely affected in many ways.  Our revenues are likely to decline in such circumstances and, if it were unable to reduce expenses at the same pace, our profit margins would erode.

Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.

Our Broker-Dealer Subsidiaries are subject to the SEC's net capital rule which requires the maintenance of minimum net capital.  National Securities, vFinance Investments, and EquityStation are each required to maintain $250,000, $250,000 and $100,000 in minimum net capital, respectively.  Due to its market maker status, vFinance Investments is required to maintain a specified amount of capital for each security that it makes a market in, based on the bid price of each stock.  This required amount can exceed the minimum net capital requirement, and in the case of vFinance Investments, the minimum net capital requirement has been $1,000,000 (the limit) in recent years.  The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer.  Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities.  The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures.  FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital.  If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer.  Our Broker-Dealer Subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.  In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited.  A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain present levels of business, which could have a material adverse effect on our business.  In addition, our Broker-Dealer Subsidiaries may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing.

Our business could be adversely affected by a breakdown in the financial markets.

As a securities broker-dealer, the business of each of our Broker-Dealer Subsidiaries is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world.  Many factors or events could lead to a breakdown in the financial markets including war, terrorism, natural catastrophes and other types of disasters.  These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively.  If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues are likely to decline and our operations are likely to be adversely affected.

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

The securities industry and our business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities.  We are also regulated by industry self-regulatory organizations, including FINRA, the MSRB and the NFA.  Our Broker-Dealer Subsidiaries are registered broker-dealers with the SEC and member firms of FINRA.  Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees.  Changes in laws or regulations or in governmental policies could cause use to change the way we conducts our business, which could adversely affect the Company.

Compliance with many of the regulations applicable to the Company’s subsidiaries involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation.  These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.  If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us that may result in a censure, fine, civil penalties, issuance of cease-and-desist orders, the deregistration or suspension of our regulated activities, the suspension or disqualification of our officers or employees, or other adverse consequences.  The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition.

We rely on clearing brokers and unilateral termination of the agreements with these clearing brokers could disrupt our business.

Our Broker-Dealer Subsidiaries are introducing brokerage firms, using third party clearing brokers to process our securities transactions and maintain customer accounts.  The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. We depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions.  In addition, by engaging the processing services of a clearing firm, we are exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws.  If the clearing agreements are unilaterally terminated for any reason, we would be forced to find alternative clearing firms without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change.  There can be no assurance that if there were a unilateral termination of a clearing agreement that we would be able to find an alternative clearing firm on acceptable terms to it or at all.

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

We cannot assure you that we will be able to prevent an extended and / or material system failure if any of the following events occur:

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

The secure transmission of confidential information over public networks is a critical element of our operations.  We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet.  We do not believe that we have experienced any security breaches in the transmission of confidential information.  We cannot assure you that advancements in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology or other algorithms used by our vendors and us to protect client transaction and other data.  Any compromise of our systems or security could harm our business.

Risks Related to our Common Stock

Our common stock has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Our common stock is quoted on the OTC Bulletin Board.  Traditionally, the trading volume of the common stock has been limited. For example, for the 30 trading days ending on September 30, 2011, the average daily trading volume was approximately 7,367 shares per day and on certain days there was no trading activity.   During such 30-day period the closing price of the National common stock ranged from a high of $0.35 to a low of $0.20. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

The conversion or exercise of our outstanding convertible securities stock may result in dilution to our common stockholders.

Dilution of the value per share of our common shares could result from the conversion of most or all of the currently outstanding shares of our preferred stock and from the exercise of the currently outstanding convertible securities.

Preferred Stock – As of the time of this Form 10K filing, we currently have shares of Series A, C and D preferred stock outstanding, which are convertible, in total, into 13,100,692 shares of common stock.

Warrants and Options - We currently have outstanding warrants to purchase 14,967,941 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share and options to purchase 3,804,640 shares of common stock at exercise prices ranging from $0.64 to $2.50 per share.

Convertible Notes - We currently have outstanding $6,000,000 principal amount of convertible promissory notes which are convertible into an aggregate of 3,375,000 shares of common stock at conversion prices ranging from $1.60 to $2.00 per share.

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

As of September 30, 2011, of the 21,946,704 outstanding shares of our common stock, approximately 2,900,000 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the Securities Act.  Rule 144, as amended, provides that a person who is not affiliated with the Company holding restricted securities for six months may sell such shares without restriction.  A person who is affiliated with us and who has held restricted securities for six months may sell such shares in brokerage transactions, subject to limitations based on the number of shares outstanding and trading volume.  Such sales may have a depressive effect on the price of our common stock in the open market.

Our principal stockholders including our directors and officers control a large percentage of shares of our common stock and can significantly influence our corporate actions.

As of September 30, 2011, our executive officers, directors and/or entities that these individuals are affiliated with, owned approximately 39% of our outstanding common stock, including shares of common stock issuable upon conversion of our Series A, C and D preferred stock, and excluding stock options, warrants and convertible notes, or approximately 50% on a fully-diluted basis.  Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions

Because our common stock may be subject to "penny stock" rules, the market for our common stock may be limited.

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

Our board of directors has the authority, without further action by our stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

	dividend rights;
	conversion rights;
	voting rights, which may be greater or lesser than the voting rights of our common stock;
	rights and terms of redemption;
	liquidation preferences; and
	sinking fund terms.

As of the issuance of this Form 10K, there are currently 50,000, 34,500 and 100,000 shares of Series A, C and D preferred stock authorized respectively, with 46,050, 34,167 and 60,000 of each such shares issued and outstanding respectively.  The issuance of additional shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company. Other than the issuance of additional shares of our Series A preferred stock as in-kind dividends, we have no current plans to issue any additional preferred stock in the next twelve months, although the issuance of preferred stock may be necessary in order to raise additional capital.

We do not expect to pay any dividends on our common stock in the foreseeable future.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Other than dividends paid on our Series A preferred stock, we expect to retain all future earnings, if any, for investment in our business.  In addition, our Certificates of Designation setting forth the relative rights and preferences of its Series A,C and D preferred stock, as well as our outstanding convertible notes, may limit our ability to pay dividends to the holders of our common stock.

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

The Company leases office space in the following locations.  The following chart provides information related to these lease obligations:

Address		Approximate Square Footage	Approximate Annual Lease Rental	Lease Termination Date

120 Broadway, New York, NY	(1)	30,699	$1,326,197	August 31, 2013
875 N. Michigan Ave., Chicago, IL		1,868	$63,512	December 31, 2011
1001 Fourth Ave, Seattle, WA 37th Floor		9,739	$338,436	June 30, 2017
2424 N. Federal Highway, Boca Raton, FL		10,177	$173,004	December 31, 2013
4000 Rt. 66, Tinton Falls, NJ		6,721	$171,707	September 30, 2012
131 Gaither Drive, Mount Laurel, NJ		1,400	$19,600	Month to Month
1200 N. Federal Highway, Boca Raton FL		17,089	$542,100	August 21, 2014
3010 North Military Trail Boca Raton, FL		2,634	$64,460	February 28, 2014
2170 W. St. Rd. 434, Ste 376 Longwood, FL 32779		940	$13,632	September 30, 2012

Item 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $6,800,000.   The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $300,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2011 and 2010, are $310,000 and $642,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $1,169,000 and $1,039,000 for the fiscal year 2011 and 2010, respectively.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades under the symbol “NHLD” on the OTCBB.  Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices for the common stock as reported on the OTCBB for the period from October 1, 2008 to September 30, 2011.

Period	High	Low

October 1, 2009/December 31, 2009	$0.75	$0.37
January 1, 2010/March 31, 2010	$0.76	$0.40
April 1, 2010/June 30, 2010	$0.55	$0.31
July 1, 2010/September 30, 2010	$0.50	$0.22

Period	High	Low

October 1, 2010/December 31, 2010	$0.40	$0.18
January 1, 2011/March 31, 2011	$0.50	$0.34
April 1, 2011/June 30, 2011	$0.50	$0.28
July 1, 2011/September 30, 2011	$0.44	$0.21

The closing price of the common stock on December 28, 2011, as quoted on the OTCBB, was $0.18 per share.

Stockholders

As of September 30, 2011, the Company had approximately 157 Stockholders of record and estimates its total number of beneficial Stockholders at approximately 1,010.

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

The holders of the Series A Convertible preferred stock are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors. During the fiscal years ended September 30, 2011 the Company’s Board of Directors did not declare a dividend and in 2010, the Company’s Board of Directors declared in-kind dividends in the aggregate of 3,093 shares of Series A preferred stock, in payment of approximately $676,000 , for dividends accumulated through March 31, 2010.  In March 2006, the Company’s Stockholders approved an amendment to decrease the conversion price of the Series A preferred stock to $1.25 per share from $1.50 per share.  As of September 30, 2011 and 2010, the amount of accumulated dividends for the Company’s 46,050 and 42,957 issued and outstanding shares of Series A preferred stock was approximately $622,000 and $208,000, respectively.

The holders of the Company’s Series A convertible preferred stock have voting rights equal to the number of shares of common stock into which such shares of preferred stock could be converted at a particular record date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,259,953 (1)	$1.55	3,344,835 (2)

(1) Includes options issued and outstanding under the 2001 and 2006 Stock Option Plans.

(2) Includes options available for issuance under the 2006 and 2008 Stock Option Plans

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

OVERVIEW

We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, National Securities Corporation (“National Securities or “NSC”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”, and collectively with National Securities and vFinance Investments, the “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients.

Each of National Securities, vFinance Investments and EquityStation is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”) and are members of the Securities Investor Protection Corporation (“SIPC”). National Securities and vFinance Investments are also subject to regulation by the National Futures Association (“NFA”).  In addition, each of the Broker-Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico, with National Securities and vFinance Investments also being licensed in the U.S. Virgin Islands.

As of September 30, 2011, we had approximately 1011 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 80 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 70% - 90%.

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

The Company assessed the classification of its derivative financial instruments as of September 30, 2011, which consist of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under ASC 815.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of Accounting Standard Codification 470 20 Debt with Conversion Options Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

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

However, the Company believes that certain conversion features embedded in its Series C and Series D preferred stock and the related warrants issued in connection with such instruments were not clearly and closely related to the economic characteristics of the Company’s stock price prior to March 31, 2011.  Accordingly, the Company recognized derivative liabilities in connection with such instruments.  The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter.  The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.  As of March 31, 2011, the Series C and Series D preferred stock and the warrants associated with such Preferred Stock are accounted for as equity contracts.

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

Effective October 1, 2005, the Company adopted Accounting Standard Codification 718- Compensation-Stock Compensation(“ASC 718”).  ASC 718 addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under ASC 718, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the fiscal years ended September 30, 2011 and 2010.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.  Options issued under the Company's option plans have characteristics that differ from traded options.  In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Fiscal Year 2011 Compared with Fiscal Year 2010

The Company’s fiscal year 2011 resulted in an increase in revenues, and a correlated increase in expenses, compared with fiscal year 2010.  As a result, the Company reported a net loss of $4,710,000 compared with a net loss of $6,635,000 for the fiscal years 2011 and 2010, respectively.

	Fiscal Year		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions	$85,296,000	$73,306,000	$11,990,000	16%
Net dealer inventory gains	14,261,000	14,130,000	131,000	1%
Investment banking	6,930,000	6,530,000	400,000	6%
Interest and dividends	3,586,000	2,644,000	942,000	36%
Transfer fees and clearing services	8,528,000	8,177,000	351,000	4%
Other	7,920,000	6,165,000	1,755,000	28%
	$126,521,000	$110,952,000	$15,569,000	14%

Total revenues increased $15,569,000, or 14%, in fiscal year 2011 to $126,521,000 from $110,952,000 in fiscal year 2010.  The increase in revenues is primarily due to more favorable market conditions in the securities in which our clients trade.

●
Commissions revenues increased $11,990,000 to $85,296,000 from $73,306,000 during fiscal 2011 when compared to the prior year, primarily from an increase in the number of transactions we executed on behalf of our clients during fiscal 2011;

●
Net dealer inventory gains, which includes profits on proprietary trading, market making activities, and customer mark-ups and mark-downs increased by $131,000 to $14,261,000 from $14,130,000 during fiscal 2011 when compared to fiscal 2010, primarily from the addition of market making in foreign ADR’s on our market making desk as well more favorable trading conditions in our municipal bond trading in the first half of fiscal 2011;

●
Investment banking fees increased $400,000, or 6%, to $6,930,000 from $6,530,000,during fiscal 2011 when compared to the prior year, primarily from successful completion of capital raising for clients and , to a lesser extent, a greater volume of advisory and consulting services rendered by our investment banking division;

●
Interest and dividend revenue primarily consists of interest on customer margin account balances.  Interest and dividends increased by $942,000, or 36% to $3,586,000 from $2,644,000 during fiscal 2011 when compared to the prior year.  The increase is primarily due to higher customer margin balances and higher prevailing interest rates on margin accounts during fiscal 2011 when compared to fiscal 2010.

●
Transfer fees and clearing service revenue, which primarily consists of fees charged to our registered representatives to execute on their behalf, increased by $351,000, or 4%, to $8,528,000 from $8,177,000 during fiscal 2011 when compared to the prior year.  The increase is primarily due to higher transactional volume as well as higher year-end fees charged to our customers during fiscal 2011 when compared to fiscal 2010.

●
Other revenue which consists of asset management fees, transaction fees charged to our brokers and trading fees and other investment income increased by $1,755,000, or 28% during fiscal 2011 when compared to the prior year.  The increase is primarily due to higher fee-based assets under management by our registered advisory firm, National Asset Management during fiscal 2011 when compared to fiscal 2010.

	Fiscal Year		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions, compensation, and fees	$113,325,000	$100,879,000	$12,446,000	12%
Clearing fees	2,107,000	1,477,000	630,000	43%
Communications	4,571,000	4,461,000	110,000	2%
Occupancy and equipment costs	5,052,000	4,337,000	715,000	16%
Professional fees	1,831,000	2,886,000	(1,055,000)	-37%
Interest	1,147,000	1,364,000	(217,000)	-16%
Taxes, licenses and registration	1,639,000	1,760,000	(121,000)	-7%
	$129,672,000	$117,164,000	$12,508,000	11%

In comparison with the 14% increase in total revenues, total expenses increased 11%, or $12,508,000, to $129,672,000 for fiscal year 2011 compared to $117,164,000 in fiscal year 2010.  The increase in total expenses is primarily the result of increased commission expense commensurate with an increase in our revenues subject to commission incentives, offset by a decrease in professional fees.

Commission, compensation, and fees expenses, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as base compensation to our employees, brokers, and support staff, increased by $12,446,000, or 12%, to $113,325,000 from $100,879,000 during fiscal year 2011 when compared to the prior year..  The increase in commissions, compensation, and fees is primarily attributable to increased revenues, offset by a decrease in amortization of forgivable loans given to registered representatives and a lower amortization of stock-based compensation.  The amortization of advances to registered representatives amounted to $392,000 and $1,289,000for fiscal years 2011 and 2010, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with our Broker-Dealer Subsidiaries.  The amortization of stock-based compensation amounted to $265,000 and $532,000 during fiscal 2011 and 2010, respectively.  The decrease in the amortization of the stock-based compensation during fiscal 2011 when compared to the prior year is primarily due to a lower amount of vesting options during fiscal 2011 when compared to fiscal 2010.

Overall, combined commission and employee compensation expense, as a percentage of revenue increased to 90% from 91% in fiscal years 2011 and 2010, respectively, as a result of the decrease in amortization of advances to registered representatives and stock-based compensation during fiscal 2011 when compared to fiscal 2010.

Clearing fees increased $630,000 or 43% to $2,107,000 from $1,477,000 during fiscal 2011 when compared to the prior year.  The increase is primarily due to a write-off of deferred revenues of $456,000 during fiscal 2010, which did not occur during fiscal 2011, and a general increase in transactions cleared on behalf of our customers during fiscal 2011 when compared to fiscal 2010.  The write-off of deferred revenue was attributable to the termination of our clearing agreement with NFS.

Communication expenses increased $110,000 or 2%, to $4,571,000 from $4,461,000 during fiscal 2011 when compared to the prior year.  The increase was not significant. Occupancy, equipment and other administrative expenses increased $715,000, or 16%, to $5,052,000 from $4,337,000 during fiscal 2011 when compared to the prior year.  The increase in these expenses is due primarily to our focus on reducing the cost of operations, including square footage rented as well as negotiating slightly better rental agreements, which resulted in the write-off of deferred rent payable of $415,000 in fiscal 2010, offset by the settlement of two claims which occurred during the third quarter of 2011.

Professional fees decreased $1,055,000, or 37% to $1,831,000 from $2,886,000 during fiscal 2011 when compared to the prior year.  The decrease in professional fees is primarily a result of slightly lower costs to defend arbitrations and civil actions.

Interest expense decreased by $217,000, or 16%, to $1,147,000 from $1,364,000 during fiscal 2011 when compared to the prior year.  The decrease is primarily due to lower amortization of debt discount during fiscal 2011 when compared to fiscal 2010 primarily resulting from the recognition of the fair value of warrants issued in June 2010 to extend the maturity of our note payable and lower weighted-average principal of interest-bearing debt resulting from a repayment of notes payable of $500,000 during the second quarter of fiscal year 2011.  Taxes, licenses and registration decreased $121,000, or 7%, to $1,639,000 from $1,760,000 during fiscal 2011 when compared to the prior year.  This decrease in taxes, licenses and registration is due to a general decrease in fees paid to regulators and other governmental agencies.

The fair value of derivative liabilities, as computed between measurement dates, increased by $1,603,000   during fiscal 2011, compared to an increase in fair value of derivative liabilities between measurement dates, during fiscal 2010.  The increase in fair value of derivative liabilities during both fiscal years is primarily due an increase in our quoted price per share between measurement dates, which is one of the main assumptions in our computation of derivative liabilities.

The Company reported a net loss of $4,713,000 in fiscal year 2011 compared to a net loss of $6,645,000 in fiscal year 2010.  The net loss attributable to common stockholders in fiscal year 2011 was $5,127,000 or $0.18 per common share, as compared to a net loss attributable to common of $7,021,000, or $0.39 per common share in fiscal year 2010.  The net loss attributable to common stockholders for fiscal years 2011 and 2010 reflects $414,000 and $386,000, respectively, of cumulative preferred stock dividends on the Company’s preferred stock.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation and changes in fair value of derivative liabilities. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For fiscal year 2011 and 2010, EBITDA, as adjusted, was $119,000 and ($1,524,000), respectively. This improvement of $1,643,000 during fiscal 2011 when compared to 2011 resulted from an increase in revenues and a lower increase in expenses.

The following table presents a reconciliation of EBITDA, as adjusted, to net loss as reported in accordance with generally accepted accounting principles, or GAAP.

	Fiscal Year Ended
	2011	2010

Net loss, as reported	$(4,713,000)	$(6,635,000)
Interest expense	1,147,000	1,364,000
Taxes	148,000	174,000
Depreciation	633,000	727,000
Amortization	644,000	649,000
EBITDA	(2,141,000)	(3,721,000)
Non-cash compensation expense	265,000	532,000
Forgivable loan write down	392,000	1,289,000
Change in fair value of derivative liabilities	1,603,000	376,000
EBITDA, as adjusted	$119,000	$(1,524,000)

EBITDA, as adjusted for, non-cash compensation expense, forgivable loan write-down and changes in fair value of derivative liabilities, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

At September 30, 2011 and 2010, 60% and 62%, respectively, of our total assets consisted of cash and cash equivalents, marketable securities owned and receivables from clearing brokers and other Broker-Dealers.  The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.  Allocation of cash into marketable securities classes are dependent upon overall market activity, but the majority of our securities owned are in municipal securities and common stock.

Our Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At September 30, 2011, National Securities’ net capital exceeded the requirement by approximately $479,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000, and at September 30, 2011 the firms had excess net capital of approximately $350,000 and $103,000 respectively.

Advances, dividend payments and other equity withdrawals from the Company’s Broker-Dealer subsidiaries are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During 2011 and 2010, the Broker-Dealer subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

Our primary sources of liquidity include the sale of our securities and other financing activities and our cash flow from operations,. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least 2011.  However, we may need to raise funds to enhance our working capital and use them for strategic purposes.

Two of our convertible notes, aggregating $6,000,000, mature at dates ranging between March 31, 2012 and June 30, 2012.  Such notes are unsecured, are solely the obligation of our parent company and not any of its operating subsidiaries, including our broker-dealer subsidiaries.  Our parent company’s balance sheet comprises assets and liabilities, after consolidation eliminations, of $716,000 and $8,096,000, respectively, at September 30, 2011.  The notes are convertible at weighted average rate of $1.78 per share, at the option of the holders.  Our plan is to satisfy our obligations under such convertible notes by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes in our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options. While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all. Irrespective of the outcome of the satisfaction of our obligations, we believe that it will not impact our operating subsidiaries’ operations, which account for all of our consolidated revenues and 97% of our consolidated expenses.

Cash provided by our operating activities for the fiscal 2011 amounted to $158,000, which was primarily due to our net loss of $4,713,000, adjusted for the following non-cash expenses:

●	Depreciation and amortization of $1,254,000;
●	Amortization of note discount of $395,000;
●	Fair value of options of $265,000;
●	Increase in fair value of derivative liabilities of $1,603,000;
●	Fair value of shares of common stock to satisfy certain claims of $450,000.

Additionally our cash used in operating activities was further adjusted by the following changes to our operating assets and liabilities:

●
Decrease in receivables and accounts payable of $1,420,000 and $690,000 respectively.  The decrease in receivables is primarily due to a decrease in receivables from clearing firms resulting from lower revenues during the month of September year over year, and the decrease in payables is primarily due to a corresponding decrease in commissions payable.

Cash used in investing activities during fiscal 2011 amounted to $481,000 which was primarily due to the redemption of a note receivable of $500,000, offset by recurring purchases of computer equipment of $480,000 and an investment in an unconsolidated joint venture of $501,000.

Cash provided by financing activities of $1,631,000 during fiscal 2011 and was primarily due to net proceeds from the issuance of Series D Preferred Stock and our shares of common stock aggregating $2,750,000, offset by principal repayments aggregating $1,150,000 of subordinated borrowings and notes payable.

Cash used in operating activities for the fiscal 2010 amounted to $4.3 million, which was primarily due to our net loss of  $6,635,000, adjusted for the following non-cash expenses:

●	Depreciation and amortization of $1,348,000;
●	Amortization of note discount of $394,000;
●	Fair value of options of $532,000;
●	Fair value of warrants issued in connection with financing matters of $209,000;
●	Net realized and unrealized gain on securities of $178,000;and
●	Increase in fair value of derivative liabilities of $376,000.

Additionally our cash used in operating activities was further adjusted by the following changes to our operating assets and liabilities:

●
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

Cash provided by financing activities of $3,850,000 during fiscal 2010 consists of the following:

●	We generated proceeds of $1,666,000 and $1,700,000 from the issuance of subordinated offerings and issuance of preferred stock in June 2010 and September 2010, respectively; and
●	We generated proceeds from the sale of a 24.9% interest in EquityStation of $800,000.

These cash inflows were offset by the repayment of notes payable of $100,000 and payment of financing costs of $216,000.

 Our increase in cash flows from operating activities from a shortfall of $4,262,000 during fiscal 2010 to a net cash flow from operating activities of $232,000 during fiscal 2011 is primarily attributable to the following:

●	An increase in revenues offset by correlated commission and other compensation expenses amounting to $3,123,000;
●
A larger reduction of our accounts payable during fiscal 2010 when compared to fiscal 2011 due to larger cash flows from financing activities during fiscal 2010 of $2,219,000 when compared to fiscal 2010;

●	Offset by a decrease in of our receivables of $939,000 primarily attributable to timing of receipt of receivables from Broker-Dealers, which are generally due within 10 days.

Going Concern

Two of our convertible notes, aggregating $6,000,000, mature at dates ranging between March 31, 2012 and June 30, 2012.  Such notes are unsecured, are solely the obligation of our parent company and not any of its operating subsidiaries, including our broker-dealer subsidiaries.  Such notes are due to entities affiliated to two of the Company’s directors. Our parent company’s balance sheet comprises assets and liabilities, after consolidation eliminations, of $716,000 and $8,096,000, respectively, at September 30, 2011.  The notes are convertible at a weighted average rate of $1.78 per share, at the option of the holders.  Our plan is to satisfy our obligations under such convertible notes by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into shares of the Company’s common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options.  While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all.  Irrespective of the outcome of the satisfaction of our obligations, we believe that it will not impact our operating subsidiaries’ operations, which account for all of our consolidated revenues and 97% of our consolidated expenses.

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

Off-Balance Sheet Arrangements

The Company does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Guidance Not Yet Adopted

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning October 1, 2012.  Earlier adoption is permitted.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning January 1, 2012 and will impact the presentation of our financial statement only, if any.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The guidance amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that requires new disclosures as follows:

●
Transfers in and out of Level 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

●
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

●
Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

●
Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new guidance will be effective for us beginning October 1, 2011. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

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

The following table shows the market values of the Company's marketable and non-marketable securities owned and securities sold, but not yet purchased as of September 30, 2011:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks –marketable	$154,000	$2,000
Municipal bonds - marketable	300,000	0
Restricted stock and warrants – non-marketable	24,000	-
Total	$478,000	$2,000

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended September 30, 2011.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:  Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Based on the evaluation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) of the Securities Exchange Act of 1934.

The Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of September 30, 2011, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company's internal control over financial reporting was effective as of September 30, 2011.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this annual report.

Changes in internal controls: We have continually had in place systems relating to internal controls over financial reporting.  There were no significant changes in the Company’s internal controls over financial reporting identified with the evaluation thereof during the quarter ended September 30, 2011 or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such controls and procedures requiring corrective actions with the exception of the following:

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2011 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following financial statements are included in Part II, Item 8:

1.        Financial Statements
Report of Independent Registered Accounting firm
Consolidated Financial Statements
                                        Statements of Financial Condition, September 30, 2011 and September 30, 2010
                                        Statements of Operations for the Years ended September 30, 2011 and September 30, 2010
                                        Statement of Changes in Stockholders' Deficit for the Years ended September 30, 2011 and September 30, 2010
                                        Statements of Cash Flows for the Years ended September 30, 2011 and September 30, 2010
                                        Notes to Consolidated Financial Statements

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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: January 13, 2012	By:	/s/Mark Goldwasser
Mark Goldwasser
Chairman and Chief Executive Officer

Date: January 13, 2012	By:	/s/Alan B. Levin
Alan B. Levin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2012	By:	/s/Mark Goldwasser
Mark Goldwasser,
Chief Executive Officer and Director

Date: January 13, 2012	By:	/s/Leonard J. Sokolow
Leonard J. Sokolow
Vice Chairman, President and Director

Date: January 13, 2012	By:	/s/ Jorge A. Ortega, Director
Jorge A. Ortega, Director

Date: January 13, 2012	By:	/s/ Paul J. Coviello, Director
Paul J. Coviello, Director

Date: January 13, 2012	By:	/s/ Frank S. Plimpton, Director
Frank S. Plimpton, Director

EXHIBIT INDEX

3.1	The Company's Certificate of Incorporation, as amended, previously filed as Exhibit 3.5. to Form 10-Q in May 2004 and hereby incorporated by reference.

3.2	The Company's Bylaws, as amended, previously filed as Exhibit 3.3 to Form 10-Q in February 2002, and hereby incorporated by reference.

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

3.11	Certificate of Elimination of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 23, 2011.

4.1	Form of Warrant, previously filed as Exhibit 4.4 to Form 8-K in February 2007 and hereby incorporated by reference.

4.2	Form of 10% Promissory Note, previously filed as Exhibit 4.5 to Form 8-K in February 2007 and hereby incorporated by reference.

4.3	Form of Warrant, previously filed as Exhibit 4.6 to Form 8-K in April 2008 and hereby incorporated by reference.

4.4	Form of 10% Senior Subordinated Convertible Promissory Note, previously filed as Exhibit 4.7 to Form 8-K in April 2008 and hereby incorporated by reference.

4.5	Warrant, dated as of June 30, 2008, previously filed as Exhibit 4.8 to Form 8-K in July 2008 and hereby incorporated by reference.

4.6	10% Senior Subordinated Convertible Promissory Note dated June 30, 2008, previously filed as Exhibit 4.9 to Form 8-K in July 2008 and hereby incorporated by reference.

4.7	Form of Warrant, dated July 12, 2010, previously filed as Exhibit 3.8 to Form 8-K in July 2010 and hereby incorporated by reference.

4.8	Form of Warrant, dated September 29, 2010, previously filed as Exhibit 3.8 to Form 8-K in October 2010 and hereby incorporated by reference.

4.9	Form of Series C Warrant, dated September 29, 2010, previously filed as Exhibit 3.8 to Form 8-K in October 2010 and hereby incorporated by reference.

10.1	Office lease, Seattle, Washington previously filed as Exhibit 10.20 to Form 10-K in December 1999 and hereby incorporated by reference.

10.4*	2001 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2001 and hereby incorporated by reference.

10.7*	2006 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2006 and hereby incorporated by reference.

10.8*	2008 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2008 and hereby incorporated by reference.

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

10.38	Note Purchase Agreement, dated as of June 4, 2010 by and between National Holdings Corporation and the investors signatory thereto, previously filed as Exhibit 10.38 to Form 10-Q in August 2010 and hereby incorporated by reference.

10.39	Right of First Refusal Agreement, dated June 4, 2010, by and between National Holdings Corporation and Frank Plimpton, previously filed as Exhibit 10.39 to Form 10-Q in August 2010 and hereby incorporated by reference.

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

10.42
Registration Rights Agreement, dated as of September 29, 2010 by and between National Holdings Corporation and the investors signatory thereto, previously filed as Exhibit 10.38 to Form 8-K in October 2010 and hereby incorporated by reference.

10.43	Registration Rights Agreement, dated as of December 13, 2010 by and between National Holdings Corporation and the investors signatory thereto.

10.44
OPN Joint Venture Limited Liability Company Operating Agreement, by and between National Holdings Corporation and Opus Point Partners, LLC, effective as of January 14, 2011, previously filed as Exhibit 10.1 to Form 8-K on January 24, 2011, and hereby incorporated by reference.

10.45
Interim Funding and Services Agreement, by and among National Securities Corporation, National Holdings Corporation and OPN Holdings, LLC, effective January 14, 2011, previously filed as Exhibit 10.2 to Form 8-K on January 24, 2011, and hereby incorporated by reference.

10.46	Registration Rights Agreement, dated as of February 4, 2011 by and between National Holdings Corporation and the investors signatory thereto.

14.	The Code of Ethics filed as Exhibit 14 to Form 10-K in December 2003 and hereby incorporated by reference.

21.	Subsidiaries of Registrant previously filed as Exhibit 21 to Form 10-K in December 2008 and hereby incorporated by reference.

23.1	Consent of Sherb & Co., LLP.

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Compensatory agreements** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Holdings Corporation

We have audited the accompanying consolidated statements of financial condition of National Holdings Corporation and Subsidiaries (the "Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the two years ended September 30, 2011 and 2010, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and Subsidiaries as of September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the two years ended September 30, 2011 and 2010, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses and has a working capital deficit as of September 30, 2011, as more fully described in Note 1.  These issues raise substantial doubt about the Company's ability to continue as a going concern.  Management's  plans in  regard  to  these  matters  are  also  described  in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 28, 2011

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	September 30,
Current Assets	2011	2010
Cash	$6,698,000	$5,390,000
Deposit with clearing organizations	1,157,000	1,159,000
Receivables from broker dealers and clearing organizations	2,714,000	3,518,000
Other receivables, net of allowance for uncollectible accounts of $310,000 and $402,000, respectively	299,000	804,000
Advances to registered representatives - Current portion	719,000	1,026,000
Securities owned: marketable – at market value	454,000	680,000
Securities owned: nonmarketable – at fair value	24,000	57,000
Total Current Assets	12,065,000	12,634,000

Advances to registered representatives - Long term portion	233,000	415,000
Fixed assets, net	974,000	1,127,000
Secured demand note	0	500,000
Intangible assets, net	1,087,000	1,708,000
Investment in unconsolidated joint venture	1,051,000	-
Other assets	951,000	996,000
Total Assets	$16,361,000	$17,380,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$10,754,000	$11,079,000
Derivative liabilities	-	4,331,000
Payable to broker dealers and clearing organizations	139,000	169,000
Securities sold, but not yet purchased, at market	2,000	21,000
Convertible notes payable, net of debt discount of $247,000	5,753,000	-
Notes payable - related Party	-	500,000
Total Current Liabilities	16,648,000	16,100,000

Accrued expenses and other liabilities - Long term portion	1,078,000	864,000
Convertible notes payable, net of debt discount of $642,000	-	5,358,000
Total Liabilities, before subordinated borrowings and other liabilities	17,726,000	22,322,000

Subordinated borrowings	100,000	750,000

Preferred Stock, $0.01 par value, 134,500 shares authorized; 94,167 shares designated as Series C and D issued and outstanding	-	537,000

Total Liabilities	17,826,000	23,609,000

National Holdings Corporation Stockholders' Deficit
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 46,050 shares issued and outstanding (liquidation preference: $4,605,000) and 42,957 shares issued and outstanding(liquidation preference: $4,295,700) , respectively	-	-
Series C and D, convertible preferred stock, $0.01 par value, 10,000,000 shares authorized, 94,169 issued and outstanding	6,156,000	-
Common stock, $.02 par value, 150,000,000 shares authorized; 20,446,704 shares issued and outstanding, at September 30, 2011 and 17,276,704 issued and outstanding at September 30, 2010	409,000	346,000
Additional paid-in capital	45,066,000	43,132,000
Subscription receivable	-	(1,334,000)
Accumulated deficit	(53,128,000)	(48,415,000)
Total National Holdings Corporation Stockholders' Deficit	(1,497,000)	(6,271,000)

Non Controlling Interest	32,000	42,000

Total Liabilities and Stockholders' Deficit	$16,361,000	$17,380,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2011	2010
Revenues
Commissions	$85,296,000	$73,306,000
Net dealer inventory gains	14,261,000	14,130,000
Investment banking	6,930,000	6,530,000
Total commission and fee revenues	106,487,000	93,966,000

Interest and dividends	3,586,000	2,644,000
Transfer fees and clearing services	8,528,000	8,177,000
Other	7,920,000	6,165,000
Total Revenues	126,521,000	110,952,000

Operating Expenses
Commissions, compensation and fees	113,325,000	100,879,000
Clearing fees	2,107,000	1,477,000
Communications	4,571,000	4,461,000
Occupancy, equipment and other administrative costs	5,052,000	4,337,000
Professional fees	1,831,000	2,886,000
Interest	1,147,000	1,364,000
Taxes, licenses, registration	1,639,000	1,760,000
Total Operating Expenses	129,672,000	117,164,000

Net Loss from Operations	(3,151,000)	(6,212,000)

Other Expense
Other Expense	-	(57,000)
Change in fair value of derivative	(1,603,000)	(376,000)
Total Other Expense	(1,603,000)	(433,000)

Net loss before non-controlling interest	(4,754,000)	(6,645,000)
Non-controlling interest	(41,000)	(10,000)
Net loss	(4,713,000)	(6,635,000)

Preferred stock dividends	(414,000)	(386,000)

Net loss attributable to common stockholders	$(5,127,000)	$(7,021,000)

LOSS PER COMMON SHARE
Net loss attributable to common stockholders: Basic and diluted	$(0.18)	$(0.39)

Weighted average number of shares outstanding: Basic and diluted	19,697,033	17,214,204

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
YEARS ENDED SEPTEMBER 30, 2011 and SEPTEMBER 30, 2010

												Total
									Additional			Stockholders'
	Preferred Stock A		Preferred Stock C		Preferred Stock D		Common Stock		Paid-in	Subscription	Accumulated	Equity
	Shares	$	Shares	$	Shares	$	Shares	$	Capital	Receivable	Deficit	(Deficit)
BALANCE, September 30, 2009	42,957	$-	-	$-	-	$-	17,151,704	$343,000	$41,195,000	$-	$(41,394,000)	$144,000

Subscription receivable from Series D preferred stock	-	-	-	-	-	-	-	-	-	(1,334,000)	-	(1,334,000)

Fair value of stock options	-	-	-	-	-	-	-	-	532,000	-	-	532,000

Contribution from non-controlling interest	-	-	-	-	-	-	-	-	748,000	-	-	748,000

Fair value of shares issued pursuant to settlement	-	-	-	-	-	-	125,000	3,000	62,000	-	-	65,000

Issuance of Series A preferred stock dividend	3,093	-	-	-	-	-	-	-	386,000	-	(386,000)	-

Fair value of warrants issued in connection with financing	-	-	-	-	-	-	-	-	209,000	-	-	209,000

Net loss	-	-	-	-	-	-	-	-	-	-	(6,635,000)	(6,635,000)
BALANCE, September 30, 2010	46,050	-	-	-	-	-	17,276,704	346,000	43,132,000	(1,334,000)	(48,415,000)	(6,271,000)

Proceeds from subscription receivable	-	-	-	-	-	-	-	-	-	1,334,000	-	1,334,000

Fair value of stock options	-	-	-	-	-	-	-	-	265,000	-	-	265,000

Issuance of shares of common stock pursuant to private placement, net of financing costs	-	-	-	-	-	-	3,170,000	63,000	823,000	-	-	886,000

Reclassification of liability contracts to equity	-	-	34,169	2,551,000	60,000	3,605,000	-	-	846,000	-	-	7,002,000

Net loss	-	-	-	-	-	-	-	-	-	-	(4,713,000)	(4,713,000)
BALANCE, September 30, 2011	46,050	$-	34,169	$2,551,000	60,000	$3,605,000	20,446,704	$409,000	$45,066,000	$-	$(53,128,000)	$(1,497,000)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,713,000)	$(6,635,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,254,000	1,348,000
Amortization of advances to registered representatives	392,000	1,289,000
Amortization of deferred financing costs	-	28,000
Amortization of note discount	395,000	394,000
Fair value of options	265,000	532,000
Warrant issuance and repricing for forbearance of notes payable	-	209,000
Net realized and unrealized gain on securities	(84,000)	(178,000)
Non-controlling interest	(41,000)	(10,000)
Increase in fair value of derivative liabilities	1,603,000	376,000
Fair value of shares issued to satisfy claims	-	65,000
Changes in assets and liabilities
Deposits with clearing organizations	2,000	53,000
Provision for bad debt	(14,000)	-
Receivables from broker-dealers, clearing organizations and others	1,420,000	1,070,000
Securities owned: marketable, at market value	310,000	129,000
Securities owned: non-marketable, at fair value	33,000	3,000
Other assets	45,000	108,000
Accounts payable, accrued expenses and other liabilities	(690,000)	(3,068,000)
Accrued interest payable	-	8,000
Securities sold, but not yet purchased, at market	(19,000)	17,000
Net cash provided by (used in) operating activities	158,000	(4,262,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of note receivable	500,000	-
Investment in unconsolidated joint venture	(501,000)	-
Purchase of fixed assets	(480,000)	(691,000)
Net cash used in investing activities	(481,000)	(691,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(500,000)	(100,000)
Net proceeds from issuance of preferred stock	1,334,000	1,666,000
Net proceeds from subordinated borrowings	-	1,700,000
Repayment of subordinated borrowings	(650,000)	-
Net proceeds from issuance of common stock	1,585,000	-
Payment of financing costs	(169,000)	(216,000)
Capital contribution from noncontrolling interest	31,000	-
Proceeds from the sale of interest in subsidiary	-	800,000
Net cash provided by financing activities	1,631,000	3,850,000

NET INCREASE (DECREASE) IN CASH	1,308,000	(1,103,000)

CASH BALANCE
Beginning of the year	5,390,000	6,493,000
End of the year	$6,698,000	$5,390,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$721,000	$776,000
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of subordinated debt in shares of preferred stock	$-	$1,708,000
Capital contributions payable to joint venture	$550,000	$-
Reclassification of liability contracts to equity	$6,464,000	$-
Embedded conversion features	$530,000	$3,955,000
Series A preferred stock dividends	$415,000	$386,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and SEPTEMBER 30, 2010

NOTE 1. ORGANIZATION AND GOING CONCERN

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996,  is a financial services organization, operating primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities” or “NSC”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”) (collectively, the “Broker-Dealer Subsidiaries”).  The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.

Through its Broker-Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 39,000 high net worth individual and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 5,000 micro and small cap stocks and provides liquidity in the United States Treasury marketplace.  The Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC"). National Securities and vFinance Investments are also members of the National Futures Association ("NFA").

In July 1994, National formed a wholly or majority owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM").  NAM is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

In 2006, National formed a wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”).  National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.  National Insurance finalized certain requisite state registrations during the second quarter of fiscal year 2007 and commenced business operations that to date have been immaterial.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had a net loss of approximately $4,713,000 during the fiscal year ended September 30, 2011 and has a working capital deficit of approximately $4,583,000 as of September 30, 2011.

Two of our convertible notes, aggregating $6,000,000, mature at dates ranging between March 31, 2012 and June 30, 2012.  Such notes are unsecured, are solely the obligation of our parent company and not any of its operating subsidiaries, including our broker-dealer subsidiaries.  Such notes are due to entities affiliated to two of the Company’s directors. Our parent company’s balance sheet comprises assets and liabilities, after consolidation eliminations, of $716,000 and $8,096,000, respectively, at September 30, 2011.  The notes are convertible at a weighted average rate of $1.78 per share, at the option of the holders.  Our plan is to satisfy our obligations under such convertible notes by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options.  While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all.  Irrespective of the outcome of the satisfaction of our obligations, we believe that it will not impact our operating subsidiaries’ operations, which account for all of our consolidated revenues and 97% of our consolidated expenses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of National and its wholly owned and majority owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with the Company. We may have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings where necessary in accordance with GAAP. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of September 30, 2011, we accrued approximately $310,000 for these matters. These claims may be covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Customer security transactions and the related commission income and expense are recorded on a trade date basis.  Customers who are financing their transaction on margin are charged interest.  The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC (“NFS”), Penson Financial Services, Inc. (“Penson”), Legent Clearing LLC (“Legent”), ICBC, formerly known as Fortis Securities, LLC (“ICBC”), Rosenthal Collins Group, LLC. (“Rosenthal”) and R.J. Obrien.  The interest is billed on the average daily balance of the margin account.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Accounting Standards Codification 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2011 and September 30, 2010, with the exception of its subordinated borrowings and securities owned- nonmarketable.  The carrying amounts of the convertible promissory notes at September 30, 2011 and 2010 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents may include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2011 and September 30, 2010, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.  The fair value of the derivative liabilities is based on the quoted market prices of the Company’s stock.

In addition, FASB Accounting Standards Codification 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.
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

The Company assessed the classification of its derivative financial instruments as of September 30, 2011, which consist of common stock purchase warrants, and determined that such warrants are equity contracts.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

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

Pursuant to ASC 815-40-25-22, if the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including outstanding convertible debt or instruments, outstanding stock options and warrants, exceeds the maximum number of shares that could be required to be delivered under share settlement of the contract.  The warrants issued pursuant to the Series D transactions, even if not all vested, triggered this excess, at the date of issuance.  Accordingly, the share settlement of the exercise of such warrants was not within the control of the Company and was classified as liability.

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

Net Loss per Common Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted.

	Years Ended
	September 30,	September 30,
	2011	2010
Numerator:
Net loss	$(4,713,000)	$(6,635,000)
Preferred stock dividends	(414,000)	(386,000)
Increase in fair value of derivative liabilities	1,603,000	376,000
Numerator for basic earnings per share--net loss
attributable to common stockholders - as reported	(3,524,000)	(6,645,000)

Effect of dilutive securities:
Series A preferred stock	-	-
Numerator for diluted earnings per share--net loss
attributable to common stockholders - as adjusted	$(3,524,000)	$(6,645,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	19,697,033	17,214,204
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	19,697,033	17,214,204

Net loss available to common stockholders
Basic and diluted	$(0.18)	$(0.39)

The weighted-average anti-dilutive common share equivalents are as follows:

	September 30,
	2011	2010

Series A Preferred Stock	3,684,000	3,684,000
Series C Preferred Stock	3,416,692	854,173
Series D Preferred Stock	6,000,000	16,438
Convertible notes payable	3,375,000	3,375,000
Options	4,403,556	5,259,593
Warrants	14,329,942	5,016,207
	35,209,190	18,205,411

 The anti-dilutive common shares outstanding at September 30, 2011 are as follows:

	September 30,
	2011	2010

Series A Preferred Stock	3,684,000	3,684,000
Series C Preferred Stock	3,416,692	3,416,691
Series D Preferred Stock	6,000,000	6,000,000
Convertible notes payable	3,375,000	3,375,000
Options	3,810,271	5,259,953
Warrants	14,967,941	12,103,942
	35,253,904	33,839,586

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

Concentrations of Credit Risk

The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses.  Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions.  The Company primarily uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company.  The Company uses three clearing brokers for substantially all of its business.  The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account.  The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company.  The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients.  It is the Company’s policy to review, as necessary, the credit standing of its customers and counterparties.  Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable.  Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction and included in other receivables in the accompanying consolidated statements of financial condition, and/or (iii) charged as an expense in the accompanying consolidated statements of financial condition, based on the particular facts and circumstances.

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

Other Receivables

The Company extends unsecured credit in the normal course of business to its registered representatives. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual registered representative.  The allowance for doubtful accounts reflects the amount of loss that can be reasonably estimated by management, and if any, is included in Occupancy, equipment and other administrative costs in the accompanying consolidated statements of operations.

Advances to Registered Representatives

Advances are given to certain registered representatives as an incentive for their affiliation with the Broker-Dealer Subsidiaries.  The representative signs an independent contractor agreement with the Broker-Dealer Subsidiaries for a specified term, typically a three-year period.  The advance is then amortized on a straight-line basis or based on a percentage of production over the life of the broker’s agreement with the Broker-Dealer Subsidiaries, and is included in commission expense in the accompanying consolidated statements of operations.  In the event a representative’s affiliation terminates prior to the fulfillment of their contract, the representative is required to repay the unamortized balance.

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. ASC 450-10, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our results of operations, financial position, or our cash flows.

Recent Accounting Guidance Not Yet Adopted

In September 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for the Company beginning October 1, 2012.  Earlier adoption is permitted.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for the Company beginning January 1, 2012 and will have financial statement presentation changes only, if any.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The guidance amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, and management does not anticipate material impacts on our financial statements upon adoption.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that requires new disclosures as follows:

●	Transfers in and out of Level 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

●	Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number.)

ASU No. 2010-06 provides amendments to ASC Subtopic 820-10 that clarifies existing disclosures as follows:

●	Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

●	Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new guidance will be effective for the Company beginning October 1, 2011 and will have financial statement presentation changes only.
A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3. CLEARING AGREEMENTS

In February 2010, National Securities and vFinance Investments entered into separate but coterminous clearing agreements with NFS that became effective in January 2010.  NFS agreed to waive monthly clearance and execution fees for vFinance Investments as a result of the new clearing agreement in an amount not to exceed $500,000. This credit was granted in two parts in 2010 and 2011 and is being amortized over the remaining term of the clearing agreement. As of September 30, 2011 the balance of the unamortized deferred credit was approximately $363,000.  The clearing agreements also include a termination fee if either Broker-Dealer terminates the agreement without cause. The Broker-Dealer Subsidiaries currently have clearing agreements with NFS, Penson, Legent, ICBC, R.J. Obrien and Rosenthal. In November 2011, a letter terminating the clearing agreement between EquityStation and Penson was sent by EquityStation. This agreement and relationship is expected to end shortly after December 31, 2011. The Company believes that the overall effect of its clearing relationships has been beneficial to the Company’s cost structure, liquidity and capital resources.

NOTE 4. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At September 30, 2011 and 2010, the receivables of $2,714,000 and $3,518,000 respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At September 30, 2011 and 2010, the amounts payable to broker-dealers and clearing organizations of $139,000 and $169,000 respectively, represent amounts owed to clearing firms for fees on unsettled transactions and payables to other Broker-Dealers associated with tri-party clearing agreements.

NOTE 5. OTHER RECEIVABLES

An analysis of other receivables and the allowance for uncollectible accounts on such receivables, for the fiscal years ended September 30, 2011 and 2010 is as follows:

Other
Receivables
Balance, September 30, 2009	$332,000
Additions	8,996,000
Collections	(8,603,000)
Change in allowance for uncollectable	79,000
Balance, September 30, 2010	$804,000
Additions	10,630,000
Collections	(11,149,000)
Change in allowance for uncollectable	14,000
Balance, September 30, 2011	$299,000

NOTE 6. ADVANCES TO REGISTERED REPRESNTATIVES

An analysis of advances to registered representatives for the fiscal years ended September 30, 2011 and 2010 is as follows:

Advances to
Registered
Representative
Balance, September 30, 2009	$2,880,000
Advances	300,000
Amortization or repayment of advances	(1,739,000)
Balance, September 30, 2010	$1,441,000
Advances	78,000
Amortization or repayment of advances	(567,000)
Balance, September 30, 2011	$952,000

The unamortized advances outstanding at September 30, 2011 and 2010 attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation were $0 and $0 respectively.

NOTE 7. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET – MARKETABLE

Fair Value Measurements

As of September 30, 2011
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$154,000	-	-	$154,000
Government obligations	300,000	-	-	300,000
Restricted stock	-	24,000	-	24,000
	$454,000	$24,000	$-	$478,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$2,000	-	-	$2,000
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$2,000	$-	$-	$2,000

As of September 30, 2010
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$72,000	-	-	$72,000
Government obligations	608,000	-	-	608,000
Restricted stock	-	57,000	-	57,000
	$680,000	$57,000	$-	$737,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$21,000	-	-	$21,000
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$21,000	$-	$-	$21,000

Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices.  The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected in the consolidated statements of financial condition.

Securities owned, non-marketable, which consist of restricted common stock that is not readily traded and warrants to purchase common stock.

NOTE 8. FIXED ASSETS

Fixed assets as of September 30, 2011 and 2010, respectively, consist of the following:

	September 30,		Estimated
	2011	2010	Useful Lives
Equipment	$2,532,000	$2,420,000	5 years
Furniture and fixtures	491,000	462,000	5 years
Leasehold improvements	897,000	774,000	Lesser of useful life or term of lease
Capital Leases (Primarily composed of Computer Equipment)	2,402,000	2,186,000	5 years
	6,322,000	5,842,000
Less accumulated depreciation and amortization	(5,348,000)	(4,715,000)
Fixed assets - net	$974,000	$1,127,000

Depreciation and amortization expense for the years ended September 30, 2011 and 2010 was $633,000 and $727,000 respectively.

NOTE 9. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

During June 2011, the Company made a cash contribution of $501,000 in the joint venture.  The joint venture has not earned revenues or incurred expenses since inception.

Summarized information from the balance sheet and statement of operations for Opus as of September 30, 2011 and from of the date of inception (January 2011) through September 30, 2011 were as follows:

2011
Balance sheet
Current Assets	$1,051,000
Non-current assets	-
Current liabilities	-
Non-current liabilities	-

Statement of Operations
Revenues	-
Income (loss) from operations	-
Net income (loss)	-

The Company owes capital contributions of $550,000 to the joint venture at September 30, 2011.  Such capital contributions payable are recognized as additional investment in unconsolidated joint venture and accounts payable at September 30, 2011.

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

Based on this method, the Company determined that the adjusted carrying basis of its intangible assets resulting from its merger with vFinance amounts to $1,087,000 at September 30, 2011.  The remaining intangible asset will be amortized over the balance of the assets original life for 1.75 years.  Amortization of the Company’s intangible asset for the fiscal years ending September 30, 2011 and 2010 was $621,000 and $621,000, respectively.

The following table demonstrates the amortization management expects to be taken in future years:

Fiscal Year Ending
2012	621,000
2013	466,000
$1,087,000

NOTE 11. OTHER ASSETS

Other assets as of September 30, 2011 and 2010 respectively, consist of the following:

	September 30,
	2011	2010
Prepaid expenses	$680,000	$579,000
Deposits	88,000	184,000
Investments in unaffiliated entity	157,000	162,000
Deferred financing costs	26,000	71,000
Total	$951,000	$996,000

NOTE 12. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities, current liabilities and non-current, as of September 30, 2011 and 2010 respectively, consist of the following:

	September 30,
	2011	2010
Commissions payable	$5,363,000	$6,037,000
Deferred clearing fee credits	363,000	210,000
Telecommunications vendors payable	77,000	80,000
Legal payable	306,000	575,000
Deferred rent payable	268,000	373,000
Accrued compensation	581,000	702,000
Due to joint venture	550,000	0
Capital lease liability	415,000	540,000
Other vendors	3,909,000	3,426,000
Total	$11,832,000	$11,943,000

 NOTE 13. DERIVATIVE LIABILITIES

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

During April 2011, the Company’s Stockholders approved an increase of its authorized shares of common stock from 50,000,000 to 150,000,000 and our authorized shares of preferred stock from 200,000 to 10,000,000. Additionally, the subsequent financing reset provision of Preferred Stock D and related warrants lapsed in March 2011.  Furthermore, the Company believes that, as of March 31, 2011, the likelihood that it will enter into any financing terms which would trigger resets of the conversion price of the Preferred Stock Series C and of the exercise price of the related warrants prior to July 2011 is remote.

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

The Company issued 2,820,000 and 5,666,692 warrants which were accounted for as liability contracts during fiscal 2011 and 2010, respectively.  The fair value of the warrants at their date of issuance amounted to $530,000 and $963,000 during fiscal 2011 and 2010, respectively.  The fair value of the embedded conversion features amounted at the date of issuance amounted to $2,992,000 during fiscal 2010. The fair value of the warrants and embedded conversion features  was offset against the proceeds of the issuance of the Company’s Preferred Stock C and D and common stock.

The fair value of the embedded conversion features and warrants were based on the Company’s quoted traded price and the Black Scholes method, respectively, at each measurement date.

The fair value of the derivative instruments were based on the following assumptions:

	March 31,
	2011
	(prior to	Issuance during	September 30,	Issuance during
	reclassification)	fiscal 2011	2010	fiscal 2011
Embedded Conversion Features:
Exercise price	$0.50	N/A	$0.40	$0.30-$0.40
market value	$0.50	N/A	$0.40	$0.30-$0.40

Warrants:
Effective Exercise price	$0.50	$0.50	$0.50	$0.50
Effective Market price	$0.48-$0.50	$0.34-$0.35	$0.34-$0.40	$0.30-$0.40
Volatility	75%	75%	76%	76%
Risk-free interest	2.24%	2.06%	1.27%	1.27-1.85%
Terms	4.25-4.75 years	5 years	5 years	5 years
Expected dividend rate	0%	0%	0%	0%

The fair value of the derivative liability increased by $1.6 million and $376,000 between measurement dates during fiscal year 2011 and 2010, respectively.  Such increase is recorded as other expense in the accompanying statement of operations.

The reclassification of the Preferred Stock C and D and aforementioned warrants, previously accounted for as liability, to equity contracts, including the fair value of derivative liabilities of $6,465,000 and the carrying value of the Preferred Stock C and D of $513,000 resulted in the following increases at June 30, 2011:

Preferred Stock C and D	$6,156,000
Additional paid-in capital	$846,000

NOTE 14. CONVERTIBLE NOTES PAYABLE

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

The following table summarizes the convertible notes payable.

	September 30,
	2011	2010
10% convertible notes payable	$6,000,000	$6,000,000
Less: Debt discount	(247,000)	(642,000)
	$5,753,000	$5,358,000

The Company incurred interest expense related to its convertible notes of $600,000 and $600,000 for the fiscal years ended September 30, 2011 and 2010, respectively.  The convertible notes are owed to two entities affiliated with two of the Company’s directors.

NOTE 15. NOTES PAYABLE – RELATED PARTY

In February 2007, the Company completed a financing transaction under which certain investors purchased 10% promissory notes in the principal amount of $1.0 million, with warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.40 per share.  The promissory notes initially matured in February 2009, and had a stated interest rate of 10% per annum.  The Company obtained forbearance agreements from the lenders and as a result, re-priced some of the warrants down to an exercise price of $0.75 per share.  The Company recalculated the fair value of the warrants and took an incremental charge of approximately $46,000 recorded as interest expense, in accordance with professional standards.  During 2009 the Company repaid $500,000 of the notes payable and the other $500,000 had been extended to a new maturity of May 2010.  In June 2010, the remaining lender agreed to extend the maturity date to March 31, 2011, in consideration of a warrants grant to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.50. This note was paid off in March 2011 along with all accrued interest as of that date.

This note was made by Christopher Dewey, one of the Company’s former directors.  The Company incurred interest expense related to this note of approximately $5,700 and $35,000 for the fiscal years ended September 30, 2011 and 2010, respectively.

NOTE 16. SECURED DEMAND NOTE / SUBORDINATED BORROWINGS

Subordinated borrowings represent a secured demand note that was entered into by the Company’s wholly owned subsidiary, National Securities, a registered broker-dealer.  The secured demand note was entered into in accordance with the form prescribed by the FINRA, and it is accounted for in accordance with broker-dealer accounting SEC rule 15c3-1d.  Accordingly, our balance sheet includes both an asset (“Secured demand note”) and the corresponding liability (“Subordinated borrowings”) in an identical amount.  The secured demand note is available to compute net capital under SEC rule 15c3-1.  The borrowings are subordinated to the claims of present and future creditors of the Company and cannot be repaid where such repayment will cause the Company to fail to meet its minimum net capital requirements in accordance with SEC rule 15c3-1.

National Securities entered into a secured demand note collateral agreement with an employee of National Securities and a former Director of the Company, to borrow securities that can be used by the Company for collateral agreements.  These securities have been pledged through an unrelated broker-dealer, and have a borrowing value totaling $500,000.  This note bears interest at 5% per annum with interest paid monthly. In fiscal year 2009, upon the maturity of the aforementioned note, the lender opted to not renew the note and as such, the note is presently in “Suspended Repayment” status, as defined in the original note.    Certain of the securities, totaling $168,000, have been pledged as collateral for security deposits for office leases under two letters of credit.  No amounts have been drawn on either of these letters of credit.  The holder also entered into a warrant agreement to purchase 150,000 shares of common stock at a price of $1.25 per share, with an expiration date of July 31, 2010. In October 2010, this note was fully repaid along with all accrued interest due and payable.

In June 2009, National Securities was approved by the FINRA to receive a Subordinated loan from Legent for $100,000.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent, to clear a portion of its business.  Consistent with the terms of the loan, this loan was forgiven after one year as a result of National Securities bringing over a certain number of assets to the Legent clearing platform.

In July 2009, National Securities was approved by the FINRA to receive an additional Subordinated loan from Legent for $250,000, also bearing interest at the rate of 4.5% payable monthly.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent, to clear a portion of the business.  National Securities began to make principal repayment at a minimum of $10,000 per month or $10 per transaction whichever is greater, starting July 31, 2010.  Some or all of this repayment may be funded by transactional credits depending on the amount of business conducted through Legent on a monthly basis. As of September 30, 2011 and 2010, the balances owed to Legent Clearing were $100,000 and $250,000 respectively.

NOTE 17. INCOME TAXES

The primary difference between income tax expense at the federal statutory rate and actual tax expense is due to the utilization of net operating loss carryovers. The Company did not record a provision for income taxes due to the utilization of net operating losses.

Years Ended
September 30,
	2010	2010
Federal income tax provision (benfit)	$-	$-
State income tax provision (benfit)	-	-
	$-	$-

The income tax provision (benefit) related to income (loss) from continuing operations before income taxes and extraordinary items vary from the federal statutory rate as follows:

	Years Ended
	September 30,
	2011	2010
Statutory federal rate	-35.0%	-35.0%
State income taxes net of federal income tax benefit	-5.2%	-5.2%
Permanent differences for tax purposes	19.4%	-9.3%
Change in valuation allowance	20.8%	49.5%
	0.0%	0.0%

Significant components of the Company’s deferred tax assets that are included in other assets in the accompanying financial statements are as follows:

	September 30,
	2011	2010
Deferred tax assets:
Net operating loss carry-forwards	$13,671,000	$13,739,000
Reserves for uncollectible receivables	124,000	130,000
Accrued but unpaid bonuses	437,000	283,000
Derivative liabilities	-	1,741,000
Difference between book and tax amortization	158,000	135,000
Other temporary differences	283,000	-
Total deferred tax assets	14,673,000	16,028,000
Valuation allowance	(14,673,000)	(16,028,000)
Net deferred tax asset	$-	$-

At September 30, 2011, the Company had available net operating loss carryovers of approximately $34.4 million that may be applied against future taxable income and expires at various dates between 2014 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.  The valuation allowance for the deferred tax asset decreased by $1.6 million and increased by $3.0 million during the fiscal years ended September 30, 2011 and 2010 respectively.  The net change in the valuation allowance is due principally to derivative liabilities (in 2010).

The Company acquired vFinance, Inc. and subsidiaries during fiscal year 2008 and increased its consolidated tax net operating loss carry-forwards by approximately $12 million from vFinance pre-acquisition net operating losses.  However, pursuant to Internal Revenue Code Section 382, the amount of taxable income that can be offset by these pre-acquisition net operating losses of both the Company and vFinance, Inc. is limited due to the ownership change that occurred during the year.  The deferred tax asset derived from these tax loss carry-forwards have been included in consolidated deferred tax assets- net operating loss carry-forwards, and a full valuation allowance has been established since it is not more likely than not that such benefits will be recovered.

The group’s consolidated tax return for the tax year ended September 30, 2008 is currently under examination by the Internal Revenue Service.  The Company’s management does not believe that the consolidated tax return being examined contains any significant errors, omissions, material misstatements, or unsustainable tax positions that could subject it to an assessment of tax, penalties and interest.  Further, the Company’s management believes that there are sufficient net operating losses within the consolidated group to absorb any adjustments that might be proposed by the Internal Revenue Service.  Accordingly, the Company has not recorded any liability, including contingent liabilities, or adjusted its tax provision, including deferred tax assets and the valuation allowance to reflect the possibility of a proposed adjustment.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2011, the Company leases office space and equipment in various states expiring at various dates through August 2015, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2012	3,001,000	72,000	2,929,000
2013	2,712,000	72,000	2,640,000
2014	1,192,000	72,000	1,120,000
2015	1,053,000	66,000	987,000
Thereafter	660,000	-	660,000
	$8,618,000	$282,000	$8,336,000

The totals amount of rent payable under the leases is recognized on a straight line basis over the term of the leases.  As of September 30, 2011 and September 30, 2010, the Company has recognized deferred rent payable of $268,000 and $221,000, respectively (See Note 12).  Rental expense under all operating leases for the years ended September 30, 2011 and September 30, 2010 was $3,104,000 and $3,330,000 respectively. Sublease income under all operating subleases for the years ended September 30, 2011 and 2010 was approximately $207,000 and $335,000, respectively.

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $6,800,000.   The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $300,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2011 and 2010, are $310,000 and $642,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $1,169,000 and $1,039,000 for the fiscal year 2011 and 2010, respectively.

NOTE 19. STOCKHOLDERS’ EQUITY

Shares Authorized

The Company’s authorized number of shares of common stock is 150,000,000, and its authorized number of shares of preferred stock is 10,000,000.  Additionally, the Company has authorized 50,000 shares of Series A Preferred Stock, 34,500 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock.

Issuance of shares of common stock and warrants pursuant to a private placement

During fiscal 2011, the Company generated gross proceeds of $1,585,000 by issuing 3,170,000 shares of its common stock.  The Company paid $169,000 in financing costs in connection with the issuance of shares.  Additionally, the Company recognized derivative liabilities of $530,000 in connection with this transaction, which was offset against the proceeds.  Furthermore, the Company issued 3,170,000 warrants to the investors participating in this private placement and 200,000 warrants to brokers.  The warrants have an exercise price of $0.50 per share.  The warrants expire in December 2016.

Issuance of shares of common stock to satisfy certain claims

The Company issued 125,000 shares of its common stock to satisfy certain claims during fiscal 2010.  The shares were valued at $65,000 during fiscal 2010.  The fair value of the shares was based on the Company’s quoted trading price at the date of settlement.

Receipt of subscription receivable

During fiscal 2011, the Company received the remaining proceeds of its Series D preferred Stock offering which amounted to $1,334,000.

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

Preferred Stock C and D	$6,156,000
Additional paid-in capital	$846,000

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

During fiscal year 2010, the Company’s Board of Directors declared in-kind dividends in the aggregate of 3,093 shares of Series A preferred stock, in payment of approximately $386,000, for dividends accumulated through March 31 of each year.  In March 2006, the Company’s Stockholders approved an amendment to decrease the conversion price of the Series A preferred stock to $1.25 per share from $1.50 per share.  As of September 30, 2011 and 2010, the amount of accumulated dividends for the Company’s 46,050 and 42,957 issued and outstanding shares of Series A preferred stock was approximately $622,000 and $208,000, respectively.

December 2011, the Company was preparing to issue approximately 4,141,826 shares of its common stock pursuant to the conversion of 46,050 shares of its Series A Preferred Stock plus paid in kind dividend due on those shares as of the conversion date totaling approximately 5,723 shares.

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

Series D Convertible Preferred Stock

On September 29, 2010, the Company issued 60,000 shares of Series D shares to certain investors in consideration of $3,000,000, of which $1,334,000 was a receivable. This amount was collected in October 2010.  The Series D shares issued pursuant to this transaction are convertible into 6,000,000 shares of the Company’s common stock.

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

The Company granted 340,000 options during fiscal 2010.

The fair value of such options is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.69-0.75
Market price at date of grant:	$0.69-0.75
Volatility:	71.3%
Expected dividend rate:	0%
Expected terms:	5 years
Risk-free interest rate:	2.55%

The Company did not grant any options during fiscal 2011.

The following activity occurred under our plan:
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Price	Contractual	Intrinsic
	Options	Per Share	Term	Value
Balance, September 30, 2009	5,912,165	$1.55		-
Granted	340,000	0.70
Exercised	-	-
Forfeitures	(1,067,478)	1.36
Outstanding at September 30, 2010	5,184,687	$1.53	3.20	$2,500
Granted	-	-
Exercised	-	-
Forfeitures	(1,374,416)	-
Outstanding at September 30, 2011	3,810,271	$1.66	2.36	$-
Exercisable at September 30, 2011	3,745,746	1.66	2.37	$-

	2011	2010

Weighted-average grant-date fair value of options granted	N/A	$0.50
Fair value of options recognized as expense:	$266,000	$532,000

The total compensation cost related to non-vested options not yet recognized amounted to approximately $24,000 at September 30, 2011 and the Company expects that it will be recognized over the following weighted-average period of 15 months.

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

During fiscal 2011, the Company issued 3,170,000 warrants to the investors participating in this private placement and 200,000 warrants to brokers.  The warrants have an exercise price of $0.50 per share.  The warrants expire in December 2016.

The following tables summarize information about warrants outstanding at September 30, 2011.

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs)
Outstanding at October 1, 2009	2,090,474	$1.67
Granted	10,391,692	0.75
Exercised	-	-
Expired	(378,224)	16.07
Outstanding at September 30, 2010	12,103,942	$1.27	4.47
Granted	3,370,000	$0.50
Exercised	-	-
Expired	(506,001)	1.46
Outstanding at September 30, 2011	14,967,941	$1.00	3.78
Exercisable at September 30, 2011	11,495,711	$1.01	3.74

As of September 30, 2011, the aggregate intrinsic value of the Company’s outstanding and exercisable warrants was $0.

Non-controlling interest

In July 2010, the Company sold a 24.9% interest in one of its subsidiary, EquityStation, Inc.  The Company generated $800,000 from such sale. Such net proceeds of $748,000 have been recorded as a contribution to equity.

During fiscal 2011, the non-controlling stockholder contributed $31,000 to the capital of EquityStation, Inc.

NOTE 20. NET CAPITAL REQUIREMENTS

National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital.  At September 30, 2011, National Securities had net capital of approximately $729,000 which was approximately $479,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $100,000.  In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2011, vFinance Investments had net capital of approximately $1,350,000, which was approximately $350,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 245.49%.  At September 30, 2011, EquityStation had net capital of approximately $203,000, which was approximately $103,000 in excess of its required net capital of $100,000, and its percentage of aggregate indebtedness to net capital was 83.3%.  Each of the Broker-Dealer Subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 21. EMPLOYEE BENEFITS

In September 2011, the Company created a new defined contribution 401(k) plan (the “Plan”) merging the two plans originally formed prior to the merger of National and vFinance effective October 1, 2011, (the “Terminated Plans”). Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. As a result of the Plan’s larger size, the Company was able to eliminate all administrative costs to the Company, as well as offer participants a larger selection of investment choices. The Company’s contributions are made at the discretion of the Board of Directors.  As this new Plan was effective October 1, 2011, Company contribution data is not yet available. For the Terminated Plans, the Company made no contributions for the fiscal year ended September 30, 2011 and 2010.

NOTE 22. SUBSEQUENT EVENTS

December 2011, the Company was preparing to issue approximately 4,141,826 shares of its common stock pursuant to the conversion of 46,050 shares of its Series A Preferred Stock plus paid in kind dividend due on those shares as of the conversion date totaling approximately 5,723 shares.

In November 2011, the Company and its broker dealer subsidiary, National Securities, settled several arbitrations related to the Medical Capital and Provident Royalties matters. Amounts relative to this settlement have been accrued for as of September 30, 2011 and are reflected in accrued expenses. The claims made in these arbitrations exceeded $2,900,000 and the settlement was for $298,000 in cash, $100,000 in a note and approximately $450,000 worth of Company common stock. As of the date of this report, the common stock had not yet been issued.