Form 10-K/A
period 2011-09-30
NATIONAL HOLDINGS CORP
filed 2012-01-30
CIK 1023844

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
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

As of March 31, 2011, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $0.28 per share for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $4,866,555 (calculated by excluding shares owned beneficially by directors, officers and 10% shareholders). As of January 24, 2012 there were 21,946,704 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

National Holdings Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for the purpose of (1) amending Item 10 of Part III to remove an incorporation by reference to its 2012 Proxy Statement and include the information herein, (2) amending Item 11 of Part III to remove an incorporation by reference to its 2012 Proxy Statement and include the information herein, (3) amending Item 12 of Part III to remove an incorporation by reference to its 2012 Proxy Statement and include the information herein, (4) amending Item 13 of Part III to remove an incorporation by reference to its 2012 Proxy Statement and include the information herein, (5) amending Item 14 of Part III to remove an incorporation by reference to its 2012 Proxy Statement and include the information herein and (6) amending the cover page to account for a discrepancy in the number of issued and outstanding shares.  No other changes are being made to the original Form 10-K filing other than updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers in accordance with Rule 13a-14(a).

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors currently consists of seven (7) members and is divided into three (3) classes, one class of which is elected at each Annual Meeting of Stockholders to hold office for a three-year term and until successors of such class have been elected and qualified.  The nominees to serve as Class II Directors of the Board of Directors are set forth below and each has consented to being named in this proxy statement and has agreed to serve if elected.

Nominees for Director

We believe that the nominees give the Board an appropriate level and diversity of experience, education, independence and skills.

			Class and Year
		Director	In Which Term
Name	Age	Since	Will Expire
Jorge A. Ortega (1)(3)	48	2008	Class II, 2012
Frank S. Plimpton (1)(2)	57	2010	Class II, 2012

Directors Continuing in Office
			Class and Year
		Director	In Which Term
Name	Age	Since	Will Expire
Mark Goldwasser	53	2001	Class III, 2013
Leonard J. Sokolow (2)	55	2008	Class III, 2013
Robert W. Lautz, Jr. (2)	63	2008	Class III, 2013
Michael Weiss (3)	45	2011	Class III, 2013
Paul J. Coviello (1)	59	2010	Class I, 2014
____________________

(1)	Member of Nominating and Corporate Governance Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee

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

Leonard J. Sokolow served as the chairman of the board of directors of vFinance since January 1, 2007, one of its directors since November 8, 1997 and its Chief Executive Officer since November 8, 1999.  Following the merger, Mr. Sokolow joined National as its Vice Chairman and President and become a member of the Board of Directors as the nominee of vFinance.  From January 5, 2001 through December 31, 2006, Mr. Sokolow was President of vFinance.  From November 8, 1999 through January 4, 2001, Mr. Sokolow was Vice Chairman of vFinance’s board of directors.  Since September 1996, Mr. Sokolow has been President of Union Atlantic LC, a merchant banking and strategic consulting firm specializing domestically and internationally in technology industries that is a wholly owned subsidiary of vFinance.  Union Atlantic LC has been inactive since September 16, 2005.  Since August 1993, Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business-consulting firm. Genesis Partners, Inc. has been inactive since December 31, 2002.  From August 1994 through December 1998, Mr. Sokolow was the Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a public closed-end management investment company.  Mr. Sokolow received his B.A. degree in Economics from the University of Florida in 1977, a J.D. degree from the University of Florida Levin College of Law in 1980 and an LL.M. degree in Taxation from the New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.  He is also a director of Consolidated Water Co. Ltd. (Nasdaq: CWCO) and Chairman of its audit and nominations committees, positions he has held since May 2006 and October 2009, respectively, and a director of Alberta Oilsands Inc. (TSX-V:AOS) and Chairman of its audit committee, positions he has held since April 2010.

Robert W. Lautz, Jr. has served as a director of National since July 1, 2008.  Mr. Lautz has served as a Managing Director of St. Cloud Capital, a Los Angeles based private equity fund, since December 2001.   Mr. Lautz was formerly the Chairman of REO.com, the nation’s leading Internet-based sales mechanism for bank foreclosed properties. Prior to that he served as the CEO of ListingLink, the original Internet-based residential property multiple listing service. Mr. Lautz formed and was Chairman and CEO of Indenet, Inc., a Nasdaq-listed private satellite-based network that delivered digital advertisements and programming to the 3000+ national broadcast and cable television networks. From 1994 to 1997, he built Indenet from a public shell with $4 million in cash to a company with over $50 million in revenue, $120 million in market value and 650 employees in 19 facilities around the world. Mr. Lautz also owned and operated Peerless Capital, a venture capital business which invested in various management led leveraged buyouts and private equity transactions. Mr. Lautz began his career within Citibank’s Operating Group where he rose to become the Senior Financial Officer, responsible for all financial functions and strategic planning for his division. He currently serves on the board of directors of Mertz Manufacturing, LLC, Compact Power Equipment Center, LLC, Security Contractor Services, Inc., TMS, Inc., and SecureOne Data Solutions, LLC. Mr. Lautz earned a Master’s degree from the American Graduate School of International Management (Thunderbird), and a BS in Business Administration from Miami University in Oxford, Ohio.

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

Frank S. Plimpton, joined the National Board in June 2010 and has over 30 years of experience in reorganizations, investment banking and private equity investing. Mr. Plimpton served as a partner of Matlin Patterson Global Advisors LLC from its inception in July 2002 through 2008, and was a member of its predecessor, the Distressed Securities Group at Credit Suisse First Boston from 1998-2002.  Mr. Plimpton worked as a distressed investor with Smith Management Company (1991-1995), Pegasus Financial (1995-1996) and Wexford Capital Advisors (1996-1998); as an M&A/restructuring investment banker with PaineWebber Incorporated (now part of UBS, 1984-1989) and Solomon Brothers, Inc. (now part of Citicorp, 1989-1991); and as a Chapter 11 bankruptcy lawyer with Milbank, Tweed, Hadley & McCloy (1981-1984). Mr. Plimpton is a former director of Broadpoint Gleacher Securities, Inc. (now Gleacher & Co.), XLHealth Corporation,  Renewable BioFuels, LLC, and NorthernStar Natural Gas, LLC.  Mr. Plimpton holds a BA in Applied Mathematics and Economics from Harvard College (cum laude, 1976). Mr. Plimpton received a law degree from the University of Chicago Law School (1981), and an MBA (1980) from the University of Chicago Booth School of Business.

Paul J. Coviello, joined the National Board in September 2010 and is the founder and CEO of Linden Asset Management, Inc. and has been in the investment advisory business for over 30 years. During this time, Mr. Coviello organized Linden Growth Partners LP, Linden Global Partners Ltd and Linden Community Bancshares, LP. In 2001, he participated in the organization of the newly created Landmark Bank where he served on the Board of Directors for ten years. Mr. Coviello is a graduate of Wilkes University with a Bachelor’s degree in economics. He attended the graduate economics program at the State University of New York and completed the Harvard Business School’s private equity and venture capital program.

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

Code of Ethics and Business Conduct

We have adopted the National Holdings Corporation Code of Ethics and Business Conduct (the “Code of Conduct”), a code of conduct that applies to our directors, officers and employees.  The Code of Conduct was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and is publicly available on the SEC’s website at www.sec.gov.  If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver from a provision of the Code of Conduct to our directors or executive officers, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16 of the Exchange Act, the Company’s directors and executive officers and beneficial owners of more than 10% of the Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock. Based solely on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal year 2011 the Company’s insiders have complied with all Section 16(a) filing requirements applicable to them.

Executive Officers

The following sets forth information as to persons who served as our executive officers as of December 31, 2011:

Mark Goldwasser, 53 years old.  Chief Executive Officer and Chairman of the Board.  For information regarding Mr. Goldwasser, see the biography set forth above.

Leonard J. Sokolow, 55 years old.  President and Vice Chairman of the Board.  For information regarding Mr. Sokolow see the biography set forth above.

Alan B. Levin, 48 years old, has been the Chief Financial Officer since the merger with vFinance, Inc. on July 1, 2008.  Prior to that he served as Chief Financial Officer of vFinance since January 2007.  Prior to that date, he served as its Interim Chief Financial Officer since July 2006 and its Controller since June 2005. Prior to joining vFinance, Mr. Levin served as Chief Financial Officer for United Capital Markets, Inc. from September 2000 to January 2005.  Mr. Levin has over 14 years of experience in the brokerage industry serving as a Financial and Operations Principal and 24 years of experience serving in accounting management roles in various industries.  He received a B.S. degree in Economics with a concentration in Accounting from Southern Connecticut State University in New Haven, Connecticut in 1986.

Audit Committee

Audit Committee

The Audit Committee currently consists of Leonard J. Sokolow, Frank Plimpton and Robert W. Lautz, Jr.

On January 22, 2003, the Board adopted a charter for the Audit Committee, as amended and restated on January 12, 2004 and January 27, 2009, a copy of which is available on our website, www.nationalsecurities.com.  The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management is responsible for the Company’s internal controls, financial reporting process and compliance with laws and regulations and ethical business standards. The independent public accountants are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee has the power and authority to engage the independent public accountants, reviews the preparations for and the scope of the audit of the Company’s annual financial statements, reviews drafts of the statements and monitors the functioning of the Company’s accounting and internal control systems through discussions with representatives of management and the independent public accountants.

Under SEC rules, companies are required to disclose whether their audit committees have an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K under the Exchange Act.  The Board of Directors has determined that Mr. Sokolow is a financial expert.  The Audit Committee meets quarterly and on an on-needed basis.  The Committee met 4 times during the year ended September 30, 2011.  Mr. Sokolow has been the Chairman of the Audit Committee since July 1, 2008.

The Audit Committee has submitted the following report:

On December 28, 2011, the Audit Committee met to review the results of the fiscal year 2011 audit.  The Audit Committee reviewed the Company’s audited financial statements as of and for the fiscal year ended September 30, 2011, with management and the Company’s independent public accountants, Sherb & Co., LLP.  This review included the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as issued and amended by the Auditing Standards Board of the American Institute of Certified Public Accountants.  The Audit Committee discussed with Sherb & Co., LLP their independence from management and from the Company, and has received the written disclosures and the letter required by Independent Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T from Sherb & Co., LLP confirming their independence.

Based on the above review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements as of and for the fiscal year ended September 30, 2011, be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Audit Committee:
Leonard J. Sokolow
Robert W. Lautz, Jr.
Frank Plimpton

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to each of its Named Executive Officers during the fiscal years ended September 30, 2011 and 2010:

Name and Capacity	Year	Salary	Nonequity Incentive Plan Compensation	Options (1)	Other Compensation (2)	Total Compensation

Mark Goldwasser	2011	480,785	-	-	24,960	505,745
Chief Executive Officer	2010	441,693	-	-	27,160	468,853

Leonard J. Sokolow	2011	480,785	-	-	26,760	507,545
Vice Chairman and President	2010	441,693	-	-	27,960	469,653

Alan B. Levin	2011	175,123	20,000	-	12,420	207,543
CFO & Secretary	2010	170,521	-	-	14,160	184,681
________________________

(1)	No option grants were made in 2010 or 2011
(2)	Represents perquisite payments for auto allowance and club memberships and certain insurance premiums.

On July 1, 2008, concurrent with the closing of the merger of the Company and vFinance, Inc., Messrs. Goldwasser and Sokolow (the “Executives”) each entered into substantially identical five-year employment agreements with us, pursuant to which Mr. Goldwasser is employed by us as Chairman and Chief Executive Officer and Mr. Sokolow is employed by us as Vice Chairman and President. Under the terms of the employment agreements, the Executives were entitled to each receive an annual base salary of $450,000, which will increase 5% per year, and an automobile expense allowance of $1,000 per month.

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

For the purpose of the bonuses, “Adjusted EBITDA” means the net income of the Company for a particular fiscal quarter before interest, taxes, depreciation and amortization, adjusted to exclude non-cash compensation expense (including the amortization of costs associated with the issuance of stock options) and write down of forgivable loans.  At the conclusion of the fiscal year, the Company and the Executives ‘true up’ the annualized bonus, the Paid Portion and the Accrued Portion, with payment (if any) to be made as soon as practicable following the determination of such ‘true up’ amount. To the extent that the ‘true up’ calculation results in a negative amount (i.e., the Paid Portion exceeds the annualized bonus) then (i) the Company will have no right to clawback such amount from the Executive but (ii) such amount will first be deducted from the annualized bonus (if any) to be paid for future periods.  All bonuses will be subject to applicable withholding taxes which will be paid by the Company and other similar deductions and any payment of Accrued Portion payable in Common Stock shall accordingly be calculated net of such withholding on the aggregate bonus amount paid.

The Executives will continue to be eligible to such additional bonuses as the Board of Directors of the Company will determine based upon the Board’s assessment of their performance in the various areas, which bonuses may be paid in cash and/or Common Stock at the Board’s discretion.

Each employment agreement terminates upon the earliest to occur of: (i) the death of the employee; (ii) a termination by the Company by reason of the disability of the employee; (iii) a termination by the Company with or without Cause; (iv) a termination by the employee with or without Good Reason; (v) upon a Change in Control (as defined in the employment agreements); or (vi) the non-renewal of the agreement. Upon the termination due to the death or disability of the employee, by the Company without Cause, by the employee with Good Reason, upon a Change of Control, or upon the expiration of the employment agreement if the Company or the employee refuses to extend the term of the employment agreement, the employee will be entitled to: (i) any accrued but unpaid salary or bonus or unreimbursed expenses; (ii) any bonus payable for the portion of the fiscal year during which the termination occurs; (iii) 100% of the employee’s base salary (150% in the event of termination by the Company without Cause or by the employee with Good Reason); (iv) the continuation of health benefits until the earlier of (a) 18 months after termination and (b) the date the employee accepts other employment; and (v) all unvested options granted pursuant to the employment agreements will become immediately vested and be exercisable for a period of nine months.

Pursuant to each employment agreement, each of Messrs. Goldwasser and Sokolow were granted non-qualified stock options to purchase 1,000,000 shares of Company’s Common Stock at an exercise price of $1.64 per share, which was equal to the average of the 10-day closing market price of the Common Stock prior to the effective date of the employment agreements.  As of September 30, 2011, all 1,000,000 shares of each of the Messrs. Goldwasser’s and Sokolow’s options have vested. The options expire June 30, 2015.

Grants of Plan-Based Awards

The Company did not grant any stock options or other equity awards in the fiscal year ended September 30, 2011 to the Named Executive Officers.

No options were exercised by the Named Executive Officers in the fiscal year ended September 30, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of September 30, 2011 for each Named Executive Officer.

	Option Grant	Number of Securities Underlying Unexercised Options at Fiscal Year End			Option Exercise	Option Expiration
Name	Date (1)	Exercisable	Unexercisable		Price	Date

Mark Goldwasser	03/14/07	50,000	-		$1.705	03/14/12
	08/01/07	57,500	-		$2.44	08/01/12
	07/01/08	1,000,000	-		$1.64	06/30/15

Leonard J. Sokolow	07/01/08	1,000,000	-		$1.64	06/30/15
	07/01/08	280,000	-	(1)	$1.50	12/28/11

Alan B. Levin	07/01/08	70,000	-	(1)	$1.50	12/28/11
____________________

(1)	These options were issued in connection with the merger with vFinance, Inc. in exchange for outstanding vFinance options held by such individuals.

Directors Compensation

Each outside director is paid a directors fee of $15,000 per annum, payable quarterly.  Outside directors are also granted options to purchase 10,000 shares of Common Stock each year of their tenure on the day after the date of the Company’s Annual Meeting of Stockholders, which fully vest six (6) months after the date of issuance.  Outside directors may also be granted options to purchase shares of Common Stock based on their service to the Company, which fully vest six (6) months after the date of issuance. The exercise price of such options equal or exceed fair market value of the Common Stock on the date of grant.  The Company reimburses all directors for expenses incurred traveling to and from Board of Directors meetings.  The Company does not pay employee directors any compensation for their service as director.  The compensation for directors was approved by the disinterested members of the Board of Directors.  As of September 30, 2011, Michael Weiss had no options, Robert Lautz had 30,000 options, Marshall Geller had 50,000 options, Jorge Ortega had 58,000 options and Frank Plimpton had no options. The following table summarizes the compensation of our outside directors for fiscal year 2011.

	Fees	Option Awards	Total
Name	Paid	(3)	Compensation

Michael Weiss (1)	$6,784	$0	$6,784

Robert Lautz	$15,000	$0	$15,000

Marshall Geller (2)	$15,000	$0	$15,000

Jorge A. Ortega	$15,000	$0	$15,000

Frank Plimpton	$15,000	$0	$15,000

(1)	Represents payment for approximately 73 days in the second fiscal quarter of 2011 consistent with the date appointed to the Board of Directors.
(2)	Mr. Geller resigned from the Board of Directors on January 5, 2012.
(3)	No options were granted in 2011.

Potential Termination and Change in Control Payments

Mark Goldwasser, Leonard Sokolow and Alan Levin are the only Named Executive Officers who have an employment agreement with us that provides for potential payments in the event of termination.

Pursuant to the employment agreements governing the employment of the aforementioned with us, they would be entitled to compensation upon termination of their agreement by us without Cause by the individuals for “Good Reason,” or as a result of non-renewal of the agreement by either party, or as a result of his disability or his death, or upon a change of control.  According to the employment agreements:

•
“Good Reason” means: (i) the assignment to the executive of any duties inconsistent in any material respect with the executive’s position; (ii) the Company’s material failure or refusal to perform any of the compensation obligations required to be performed in accordance with the agreement after a reasonable notice and an opportunity to cure same; (iii) a material diminution in title, duties, responsibilities, reporting relationship or positions; (iv) the relocation of the executive’s principal office location; (v) any decrease in salary or bonuses payable pursuant to the terms of the agreement without the executive’s written consent; and (vi) in the case of Mr. Levin, the cessation of his position for any reason without his written consent. Any one of these events shall not be deemed to constitute Good Reason if, within a 30-day notice period, the event or circumstance giving rise to Good Reason has been fully corrected by the Company.  In September 2010, Messrs. Goldwasser and Sokolow agreed that should the Board of Directors deem it necessary to hire a new chief executive officer of the Company, neither such event nor the appointment of Michael Weiss as Chairman of the Board of Directors, would constitute Good Reason under their respective employments agreements.

•
“Cause” shall mean (i) the executive’s commission of a felony or other crime involving moral turpitude, or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries or affiliates; (ii) alcoholism or drug addiction that materially impairs the executive’s ability to perform his duties; (iii) the substantial and repeated failure to perform duties as reasonably directed by the Board (or in the case of Mr. Levin, as reasonably directed by the President), after reasonable notice and an opportunity to cure same; (iv) any material breach or violation of executive’s fiduciary duty owed to the Company or any of its subsidiaries or affiliates; (v) acts of willful misconduct or gross negligence with respect to the Company or any of its subsidiaries or affiliates; (vi) any material breach of the agreement which are not cured after reasonable notice is provided; or (vii) action taken by a regulatory body or self-regulatory organization that substantially impairs the executive’s ability to perform his duties pursuant to the agreement.

•
“Change in Control” means (i) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets or stock of the Company (a “Business Combination”), in each case, unless, following such Business Combination, all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the voting securities of the Company entitled to vote generally in the election of directors immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries); (ii) approval by the Company’s stockholders of a complete dissolution or liquidation of the Company; or (iii) any “person” (as such term is defined in Section 3(a)(9) of the Exchange Act and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), is or becomes a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 35% or more of the combined voting power of the Company’s then outstanding securities eligible to vote for the election of the Board of Directors of the Company.

•
“Accrued Obligations” shall mean (i) all accrued but unpaid salary, compensation or other benefits through the date of termination; (ii) any unpaid or unreimbursed expenses incurred in accordance with the agreement; (iii) all benefits due under the terms and rules of any Company compensation or benefit plan in which the executive participates, including without limitation, any Company option plans, or otherwise required by applicable law; (iv) any unpaid bonus in respect to any completed fiscal year that has ended on or prior to the end of the term of employment; and (v) rights to indemnification by virtue of the executive’s position as an officer or director of the Company or its subsidiaries and the benefits under any directors’ and officers’ liability insurance policy maintained by the Company, in accordance with its terms thereof.

Mark Goldwasser, Chief Executive Officer

If Mr. Goldwasser is terminated by us without Cause or by Mr. Goldwasser for Good Reason, he would be entitled to receive (i) a severance payment equal to 150% of Mr. Goldwasser’s prior year’s salary; (ii) all accrued bonuses; (iii) all Accrued Obligations; and (iv) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Goldwasser, his spouse and dependents were participating immediately prior thereto.

Assuming if Mr. Goldwasser is terminated as a result of a Change in Control, the Company not renewing the agreement upon its expiration either without Cause or Mr. Goldwasser not renewing the agreement due to Good Reason, or upon Mr. Goldwasser’s death or disability, he would be entitled to receive (i) a severance payment equal to 100% of Mr. Goldwasser’s prior year’s salary; (ii) all accrued bonuses; (iii) all Accrued Obligations; and (iv) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Goldwasser, his spouse and dependents were participating immediately prior thereto.   In the event of Mr. Goldwasser’s termination due to Cause or without Good Reason, Mr. Goldwasser would be entitled only to all Accrued Obligations.

Mr. Goldwasser’s option agreements contain clauses that provide that in the event of a Change in Control of the Company, the non-renewal of the employment agreement as set forth above, the termination of employment for Good Reason or without Cause or upon the death or disability of Mr. Goldwasser, all outstanding stock options become fully vested in the holder.

Leonard Sokolow, President

Assuming if Mr. Sokolow is terminated by us without Cause or by Mr. Sokolow for Good Reason, he would be entitled to receive (i) a severance payment equal to 150% of Mr. Sokolow’s prior year’s salary; (ii) all accrued bonuses; (iii) all Accrued Obligations; and (iv) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Sokolow, his spouse and dependents were participating immediately prior thereto.   Assuming if Mr. Sokolow is terminated as a result of a Change in Control, the Company not renewing the agreement upon its expiration either without Cause or the executive not renewing the agreement due to Good Reason or upon Mr. Sokolow’s death or disability, he would be entitled to receive (i) a severance payment equal to 100% of Mr. Sokolow’s prior year’s salary; (ii) all accrued bonuses; (iii) all Accrued Obligations; and (iv) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Sokolow, his spouse and dependents were participating immediately prior thereto.   In the event of Mr. Sokolow’s termination due to Cause or without Good Reason, Mr. Sokolow would be entitled only to all Accrued Obligations.

Mr. Sokolow’s option agreements contain clauses that provide that in the event of a Change in Control of the Company, the non-renewal of the employment agreement as set forth above, the termination of employment for Good Reason or without Cause or upon the death or disability of Mr. Sokolow, all outstanding stock options become fully vested in the holder.

Alan Levin, Chief Financial Officer

Assuming if Mr. Levin is terminated by us without Cause, in the event of a Change in Control, by Mr. Levin for Good Reason or upon Mr. Levin’s death or disability, he would be entitle to receive (i) a severance payment equal to 50% of Mr. Levin’s prior year’s salary; (ii) all Accrued Obligations, and (iii) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Levin, his spouse and dependents were participating immediately prior thereto.   In the event of Mr. Levin’s termination due to Cause, without Good Reason or the non-renewal of Mr. Levin’s employment agreement, Mr. Levin would have been entitled only to all Accrued Obligations.

Mr. Levin’s option agreements contain clauses that provide that in the event of a Change in Control of the Company, the termination of employment for Good Reason or without Cause or upon the death or disability of Mr. Levin, all outstanding stock options become fully vested in the holder.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,478,581 (1)	$0.82	2,695,330 (2)
__________________

(1) Includes options issued and outstanding under the 2001 and 2006 Stock Option Plans.

(2) Includes options available for issuance under the 2006 and 2008 Stock Option Plans.

Certain Beneficial Owners

The following table sets forth certain information, as of January 27, 2012, concerning the beneficial ownership of our common stock by:

•	each person we know to be the beneficial owner of more than 5% of our common stock;

•	each of our current directors;

•	each of our named executive officers;

•	all current directors and named executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Note	Percentage of Class

5% Stockholders
COR Capital LLC 233 Wilshire Boulevard, Suite 830 Santa Monica, California 90401	10,873,986	(2)	41.0%

St. Cloud Capital Partners II, L.P. 10866 Wilshire Boulevard, Suite 1450 Los Angeles, CA 90024	3,375,050	(3)	14.2%

Strategic Turnaround Equity Partners L.P. 720 Fifth Avenue, 10th Floor New York, New York 10019	1,248,691	(4)	5.7%

Triage Partners LLC 90 Park Avenue, 39th Floor New York, NY 10016	1,249,454	(5)	5.4%

Bedford Oak Advisors, LLC 100 South Bedford Road Mt. Kisco, NY 10549	1,865,660	(6)	8.5%

Current Directors and Named Executive Officers

Michael Weiss – Non Executive Chairman of the Board and Director	6,666,667	(7)	27.1%

Mark Goldwasser – Chief Executive Officer and Director	2,229,793	(8)	9.3%

Leonard J. Sokolow – Vice Chairman, President and Director	2,456,491	(9)	10.5%

Robert W. Lautz, Jr. – Director	30,000	(10)	0.1%

Frank Plimpton – Director	1,724,359	(11)	7.6%

Paul S. Coviello – Director	4,281,110	(12)	18.1%

Jorge A. Ortega – Director	58,000	(13)	0.2%

Alan B. Levin – Chief Financial Officer and Secretary	85,500	(14)	0.4%

All executive officers and directors of the Company as a group (nine persons)	15,531,920		73.3%

(1)	All securities are beneficially owned directly by the persons or entities listed on the table (except as otherwise indicated).
(2)	Based entirely on information contained in a Schedule 13D/A filed with the SEC on January 18, 2012.
(3)	Based entirely on information contained in a Schedule 13D/A filed with the SEC on January 18, 2012.
(4)	Based entirely on information contained in a Schedule 13D filed with the SEC on January 19, 2012.
(5)	Based entirely on information contained in a Schedule 13D/A filed with the SEC on April 10, 2006.
(6)	Based entirely on information contained in a Schedule 13D/A filed with the SEC on January 18, 2012.
(7)
Includes (i) 2,666,667 shares issuable upon exercise of vested warrants, and (ii) 4,000,000 shares issuable upon conversion of 40,000 shares of Series D Preferred Stock owned indirectly through Opus Point Partners, LLC and related private investment funds controlled by it.  Mr. Weiss is the managing member of Opus Point Partners.  Does not include 1,333,333 shares issuable upon exercise of unvested warrants held by Opus Point Partners and its affiliated funds.  Michael S. Weiss has investment and voting control of the securities held by the Opus Point entities.  Mr. Weiss disclaims beneficial ownership of the securities owned by Opus Point Partners and its affiliated funds.

(8)
Includes (i) 1,050,400 shares issuable upon conversion of 13,130 shares of Series A Preferred Stock owned indirectly through One Clark LLC, (ii) 20,425 shares owned by direct family members, and (iii) 1,107,500 shares issuable upon exercise of vested stock options.

(9)
Includes (i) 31,110 shares held by or on behalf of Mr. Sokolow’s sons, (ii) 800,513 shares held by Mr. Sokolow and his wife as joint tenants, (iii) 1,280,000 shares issuable upon exercise of vested stock options, (iv) 201,041 shares issuable upon conversion of 2,010 shares of Series C Preferred Stock, and (v) 143,827shares issuable upon exercise of vested warrants.  Does not include 71,914 shares issuable upon exercise of unvested warrants. Mr. Sokolow disclaims beneficial ownership of the shares held by his sons.

(10)	Includes 30,000 shares issuable upon exercise of vested stock options.
(11)	Includes 1,005,205 shares issuable upon conversion of 10,052 shares of Series C Preferred Stock, and 719,154 shares issuable upon exercise of warrants.
(12)
Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13D dated October 5, 2010, and includes 2,552,486 shares issuable upon conversion of 5,525 shares of Series C Preferred Stock and 20,000 shares of Series D preferred Stock as well as 1,728,624 shares issuable upon exercise of warrants.

(13)	Includes 58,000 shares issuable upon exercise of vested stock options.
(14)	Includes 70,000 shares issuable upon exercise of vested stock options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Messrs. Geller, Plimpton, Coviello, Goldwasser, Sokolow and Levin have brokerage accounts with either National Securities or vFinance Investments.  Mr, Levin has a margin agreement with vFinance Investments but has not maintained a margin balance.  The transactions, borrowings and interest charges in these accounts if any, are handled in the ordinary course of business and are consistent with similar third party customer accounts.

On January 18, 2011, the Company formed a joint venture called OPN Holdings, LLC (“OPN” or the “Joint Venture”) with OpusPoint Partners, LLC (“Opus”) by entering into (i) a joint venture limited liability company operating agreement (the “JV Agreement”), by and between the Company and Opus and (ii) an interim funding and services agreement by and between the Company, National Securities Corporation and OPN Holdings, LLC (the “Interim Funding Agreement,” and together with the JV Agreement, the “OPN JV Agreements”).  By their terms, the OPN JV Agreements were effective as of January 14, 2011.

The Joint Venture is the holding company for an investment banking business focused on global life sciences.  The Joint Venture, which includes corporate finance, advisory, capital markets and sales, will initially operate through a segregated business unit of the Company’s FINRA-registered wholly-owned subsidiary National Securities Corporation (“NSC”).  The Interim Funding Agreement covers this initial period and requires OPN to advance operating and payroll expenses to NSC, and will be effective until OPN has formed and registered its own broker-dealer pursuant to FINRA regulations.

Initial capital contributions to OPN included $1.0 million in cash.  Profits and losses of OPN are to be allocated among the Company and Opus in proportion to their percentage interests in the Joint Venture, which currently stand at fifty (50) percent each.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. Fees for services performed by Sherb & Co. during fiscal year 2011 relating to the audit of our consolidated annual financial statements, and the review of our consolidated quarterly financial statements included in our Forms 10-Q were approximately $147,000.  Fees for services performed by Sherb & Co during fiscal year 2010 relating to the audit of our consolidated annual financial statements and the review of our consolidated quarterly financial statements included in our Forms 10-Q were approximately $145,000.

Audit-Related Fees. “Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above.  There were no such fees paid in fiscal years 2011 or 2010.

Tax Fees. The fees billed in fiscal years 2011 and 2010 for tax compliance, tax advice or tax planning amounted to $56,000 and $50,000, respectively.

All Other Fees. There were no other fees paid.

Pre-Approval Policies

Pursuant to the rules and regulations of the SEC, before the Company’s independent public accountant is engaged to render audit or non-audit services, the engagement must be approved by the Company’s audit committee or entered into pursuant to the committee’s pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of the Audit Committee.  No representatives of Sherb & Co. are expected to attend the Annual Meeting, so stockholders will not have any opportunity to ask Sherb & Co. questions at the meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: January 30, 2012	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer

Date: January 30, 2012	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 30, 2012	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer and Director

Date: January 30, 2012	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow
Vice Chairman, President and Director

Date: January 30, 2012	By:	/s/ Paul J. Coviello
Paul J. Coviello, Director

Date: January 30, 2012	By:	/s/ Frank S. Plimpton
Frank S. Plimpton, Director

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.