Form 10-Q
period 2011-12-31
NATIONAL HOLDINGS CORP
filed 2012-02-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2011	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of February 13, 2012 there were 26,088,530 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

PART I.                      FINANCIAL INFORMATION
ITEM I.                      FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS
	December 31,	September 30,
	2011	2011
Current Assets	(Unaudited)
Cash	$6,143,000	$6,698,000
Deposit with clearing organizations	1,157,000	1,157,000
Receivables from broker dealers and clearing organizations	2,411,000	2,714,000
Other receivables, net of allowance for uncollectible accounts of $419,000 and $310,000, respectively	108,000	299,000
Advances to registered representatives - Current portion	531,000	719,000
Securities owned: marketable – at market value	936,000	454,000
Securities owned: nonmarketable – at fair value	40,000	24,000
Other assets	626,000	647,000
Total Current Assets	11,952,000	12,712,000

Advances to registered representatives - Long term portion	294,000	233,000
Fixed assets, net	902,000	974,000
Intangible assets, net	932,000	1,087,000
Investment in unconsolidated joint venture	1,051,000	1,051,000
Other assets	299,000	304,000
Total Assets	$15,430,000	$16,361,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$10,365,000	$10,754,000
Payable to broker dealers and clearing organizations	123,000	139,000
Securities sold, but not yet purchased, at market	4,000	2,000
Convertible notes payable, net of debt discount of $148,000 and $247,000, respectively	5,852,000	5,753,000
Total Current Liabilities	16,344,000	16,648,000

Accrued expenses and other liabilities - Long term portion	1,045,000	1,078,000
Total Liabilities, before subordinated borrowings and other liabilities	17,389,000	17,726,000

Subordinated borrowings	70,000	100,000

Total Liabilities	17,459,000	17,826,000

National Hodldings Corporation Stockholders' Deficit
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; -0- and 46,050 shares issued and outstanding (liquidation preference: $4,605,000) at December 31 and September 30, 2011, respectively	-	-
Series C and D, convertible preferred stock, $0.01 par value, 10,000,000 shares authorized, 94,167 issued and outstanding	6,156,000	6,156,000

Common stock, $.02 par value, 150,000,000 shares authorized; 26,088,530 and 17,276,704 shares issued and outstanding at December 31 and September 30, 2011, respectively	522,000	409,000
Additional paid-in capital	46,124,000	45,066,000
Accumulated deficit	(54,851,000)	(53,128,000)
Total National Holdings Corporation Stockholders' Deficit	(2,049,000)	(1,497,000)

Non Controlling Interest	20,000	32,000

Total Liabilities and Stockholders' Deficit	$15,430,000	$16,361,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-month Period Ended
	December 31,
	2011	2010
Revenues
Commissions	$13,203,000	$23,159,000
Net dealer inventory gains	3,076,000	3,620,000
Investment banking	4,756,000	2,776,000
Total commission and fee revenues	21,035,000	29,555,000

Interest and dividends	702,000	909,000
Transfer fees and clearing services	1,829,000	2,736,000
Other	1,832,000	1,774,000
Total Revenues	25,398,000	34,974,000

Operating Expenses
Commissions, compensation, and fees	22,730,000	31,164,000
Clearing fees	461,000	669,000
Communications	1,200,000	1,137,000
Occupancy, equipment and other administrative costs	861,000	783,000
Professional fees	531,000	310,000
Interest	276,000	295,000
Taxes, licenses, registration	360,000	336,000
Total Operating Expenses	26,419,000	34,694,000

Net Income (Loss) from Operations	(1,021,000)	280,000

Other Expense
Decrease in fair value of derivative liabilities	-	618,000
Total Other Expense	-	618,000

Net income (loss) before non-controlling interest	(1,021,000)	898,000
Non-controlling interest	(12,000)	12,000
Net income (loss)	(1,009,000)	886,000

Preferred stock dividends	(93,000)	(104,000)

Net income (loss) attributable to common stockholders	$(1,102,000)	$782,000

INCOME (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders: Basic	$(0.05)	$0.04
Net income (loss) attributable to common stockholders: Diluted	$(0.05)	$0.01

Weighted average number of shares outstanding: Basic	21,646,902	17,687,682
Weighted average number of shares outstanding: Diluted	21,646,902	27,100,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-month period ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,009,000)	$886,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	305,000	329,000
Amortization of forgivable loans to brokers	83,000	114,000
Amortization of deferred financing costs	-
Amortization of note discount	99,000	99,000
Fair value of options	6,000	100,000
Provision bad debt	109,000	(9,000)
Net realized and unrealized loss/gain on securities	23,000	(66,000)
Non-controlling interest	(12,000)	12,000
Decrease in fair value of derivative liabilities	-	(618,000)
Changes in assets and liabilities
Receivables from broker-dealers, clearing organizations and others	303,000	(858,000)
Other receivables	82,000	-
Advances to registered representatives	44,000	-
Securities owned: marketable, at market value	(505,000)	(1,558,000)
Securities owned: non-marketable, at fair value	(16,000)	(26,000)
Other assets	26,000	(105,000)
Accounts payable, accrued expenses and other liabilities	28,000	2,339,000
Payable to broker dealers and clearing organizations	(16,000)	-
Securities sold, but not yet purchased, at market	2,000	(21,000)
Net cash (used in) provided by operating activities	(448,000)	618,000

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of note receivable	-	500,000
Purchase of fixed assets	(77,000)	(27,000)
Net cash (used in) provided by investing activities	(77,000)	473,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of subordinated borrowings	(30,000)	(500,000)
Proceeds from issuance of common stock	-	1,310,000
Proceeds from issuance of preferred stock	-	1,334,000
Payment of financing costs	-	(152,000)
Net cash (used in) provided by financing activities	(30,000)	1,992,000

NET (DECREASE) INCREASE IN CASH	(555,000)	3,083,000

CASH BALANCE
Beginning of the fiscal year	6,698,000	5,390,000
End of the period	$6,143,000	$8,473,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$166,000	$186,000
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends	$715,000	$-
Fair value of shares of common stock to satisfy liabilities	$-	$-
Conversion of Series A Preferred Stock to shares of common stock	$83,000	$-
Embedded conversion features upon issuance	$-	$530,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated financial statements as of December 31, 2011 and for the three months ended December 31, 2011 and December 31, 2010 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the three months ended December 31, 2011 the Company has a net loss of approximately $1,009,000 and a working capital deficit of approximately $4,392,000 as of December 31, 2011. For the fiscal year ended September 30, 2011 the Company had a net loss of approximately $4,713,000 and had a working capital deficit of approximately $3,936,000 as of September 30, 2011.

Two of our convertible notes, aggregating $6,000,000, mature at dates ranging between March 31, 2012 and June 30, 2012.  Such notes are unsecured, are solely the obligation of our parent company and not any of its operating subsidiaries, including our broker-dealer subsidiaries.  Such notes are due to entities affiliated to one of the Company’s directors and one of the Companies former directors. Our parent company’s balance sheet comprises assets and liabilities, after consolidation eliminations, of $736,000 and $9,002,000, respectively, at December 31, 2011.  The notes are convertible at a weighted average rate of $1.78 per share, at the option of the holders.  Our plan is to satisfy our obligations under such convertible notes by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options.  While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all.  Irrespective of the outcome of the satisfaction of our obligations, we believe that it will not impact our operating subsidiaries’ operations, which account for all of our consolidated revenues and 97% of our consolidated expenses.

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

Through its Broker Dealer Subsidiaries, the Company (1) offers  full service retail brokerage to approximately 39,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 5,000 securities, providing liquidity in both foreign and domestic issues on a variety of exchanges  and also providing execution and technical analysis in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the SEC, are members of the Financial Industry Regulatory Authority, Inc. ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC").  National Securities and vFinance Investments are also members of the National Futures Association ("NFA").

In July 1994, National Securities formed a wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM").  NAM is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.  In March 2009, all of the issued and outstanding stock of NAM was transferred from National Securities to National.  National formed a new wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”) in the first quarter of fiscal year 2006.  National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long-term care insurance and fixed annuities.  National Insurance finalized certain requisite state registrations during the first quarter of fiscal year 2007 and commenced business operations that to date have been immaterial. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Customer security transactions and the related commission income and expense are recorded on a trade date basis.  Customers who are financing their transaction on margin are charged interest.  The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC (“NFS”), Legent Clearing LLC (“Legent”), ICBC (formerly known as Fortis Securities, LLC (“ICBC”) and Rosenthal Collins Group, LLC (“Rosenthal”).  The interest is billed on the average daily balance of the margin account.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Accounting Standards Codification (“ASC”)  820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company had securities owned- nonmarketable and subordinated borrowings as Level 2 assets and liabilities and did not have any Level 3 assets as of December 31, 2011 and September 30, 2011.  The carrying amounts of the convertible promissory notes at December 31, 2011 and September 30, 2011 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2011 and September 30, 2011, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.  The fair value of the derivative liabilities is based on the quoted market prices of the Company’s stock.

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

The Company assessed the classification of its derivative financial instruments as of December 31, 2011, which consist of common stock purchase warrants, and determined that such warrants are equity contracts.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

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

Pursuant to 815-40-25-22, if the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including outstanding convertible debt or instruments, outstanding stock options and warrants, exceeds the maximum number of shares that could be required to be delivered under share settlement of the contract, then the Company would be required to record a derivative liability.  Certain warrants issued in September 2010 in connection with the issuance of the Series D Preferred Stock, even if not all vested, combined with the number of outstanding shares and common share equivalents under existing commitments, exceeded the maximum number of authorized shares. Accordingly, the share settlement of the exercise of such warrants was not within the control of the Company and was classified as liability.

Additionally, the Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While the terms of the Series C Preferred Stock and Series D Preferred Stock transactions along with related warrants do not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they do provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments do not contain an exercise contingency, other than the passage of time for the warrants, the settlement of the warrants associated with the Series C Preferred Stock and the Series D Preferred Stock would not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed stock price.  Accordingly, they were not indexed to the Company’s stock price.

The Company accounted for the embedded conversion features included in its Series C Preferred Stock and the Series D Preferred Stock as well as the related warrants and the warrants issued in connection with the issuance of the Company’s shares of common stock during the three month period ended December 31, 2010 as derivative liabilities through March 31, 2011. At March 31, 2011, all such financial instruments were reclassified as equity contracts.

Net Loss per Common Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted.

	Three months ended
	December 31, 2011	December 31, 2010
Numerator:
Net loss	$(1,009,000)	$886,000
Preferred stock dividends	(93,000)	(104,000)
Decrease in fair value of derivative liabilities	-	(618,000)
Numerator for basic earnings per share- loss attributable to common stockholders - as adjusted	(1,102,000)	164,000

Numerator for diluted earnings per share-net income (loss) attributable to common stockholders - as adjusted	$(1,102,000)	$164,000

Denominator:
Denominator for basic earnings per share--weighted average shares	21,646,902	17,687,682
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-
Assumed conversion of Series C and D preferred stock	-	9,412,692
Stock options	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	21,646,902	27,100,374

Loss per share:
Net loss available to common stockholders
Basic	$(0.05)	$0.04
Diluted	$(0.05)	$0.01

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month period ended
	December 31,
	2011	2010

Series A Preferred Stock	3,283,565	3,684,000
Series C Preferred Stock	3,416,692	-
Series D Preferred Stock	6,000,000	-
Convertible notes payable	3,375,000	3,375,000
Options	3,442,291	4,764,837
Warrants	14,967,941	12,554,051
	34,485,489	24,377,888

 The anti-dilutive common shares outstanding at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010

Series A Preferred Stock	-	3,684,000
Series C Preferred Stock	3,416,692	-
Series D Preferred Stock	6,000,000	-
Convertible notes payable	3,375,000	3,375,000
Options	3,074,311	4,344,987
Warrants	14,967,941	14,923,942
	30,833,944	26,327,929

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

The Company did not grant options during the three-month period ended December 31, 2011 and 2010.

The following activity occurred under our plan:

	Three-month period ended December 31,
	2011	2010
Fair value of options recognized as expense:	$6,000	$100,000

The total compensation cost related to non-vested options not yet recognized amounted to approximately $9,000 at December 31, 2011 and the Company expects that it will be recognized over the following weighted-average period of 11 months.

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

The Company maintains cash with major financial institutions.   All interest bearing accounts are insured up to $250,000.  On October 14, 2008 the Federal Deposit Insurance Corporation (“FDIC”) announced its temporary Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program. The transaction account guarantee applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2012.  As a result of this coverage the Company believes it is not exposed to any significant credit risks for cash.

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

Securities Owned

Marketable securities which consist of publicly traded unrestricted common stock and bonds are valued at the closing price on the valuation date.  Non-marketable securities which consist partly of restricted common stock and of non-tradable warrants exercisable into freely trading common stock of public companies are carried at fair value as determined in good faith by management, are partly based on the underlying security upon the presence of an actual value in the open market.

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

Recent Accounting Guidance Adopted

Accounting Standard Update (“ASU”) No. 2010-06 provides amendments to ASC Subtopic 820-10 that requires new disclosures as follows:

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

•
Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

•
Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new guidance is effective for the Company beginning October 1, 2011 and has financial statement presentation changes only.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The guidance amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, management does not anticipate material impacts on the Company’s financial statements upon adoption.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 4. CLEARING AGREEMENTS

On February 1, 2010, National Securities Corporation and vFinance Investments, Inc. entered into separate but coterminous clearing agreements with National Financial Services, LLC with a termination date of February 1, 2015.    The clearing agreement includes a termination fee if either broker dealer terminates the agreement without cause. In November 2011, a letter terminating the clearing agreement between EquityStation and Penson Financial Services, Inc. (“Penson”), a former clearing firm of the Company was sent by EquityStation. This agreement and relationship ended shortly after December 31, 2011 and as of the date of this filing the clearing deposit held by Penson has been returned to EquityStation.The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Legent, ICBC and Rosenthal.

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At December 31, 2011 and September 30, 2011, the receivables of $2,411,000 and $2,714,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At December 31, 2011 and September 30, 2011, the amounts payable to broker-dealers and clearing organizations of $123,000 and $139,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 6. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

The following tables show the fair market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of December 31, 2011 and September 30, 2011:

Fair Value Measurements

As of December 31, 2011
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$121,000	-	-	$121,000
Corporate bonds	-	-	-	-
Government obligations	815,000	-	-	815,000
Restricted stock	-	40,000	-	40,000
	$936,000	$40,000	$-	$976,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$4,000	-	-	$4,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$4,000	$-	$-	$4,000

As of September 30, 2011
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$154,000	-	-	$154,000
Corporate bonds	-	-	-	-
Government obligations	300,000	-	-	300,000
Restricted stock	-	24,000	-	24,000
	$454,000	$24,000	$-	$478,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$2,000	-	-	$2,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$2,000	$-	$-	$2,000

NOTE 7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

During January 2011, the Company finalized its joint venture with Opus Point Partners, LLC (“Opus”), one of the Company’s significant stockholders.  The Company received a 50% interest in the joint venture in consideration of an initial capital contribution of approximately $1 million.  The Company is in its early stage of implementing the joint venture agreement and expects that it will formalize its structure and operations within the next few months.  The joint venture will initially provide investment banking services focused on the global life science sector.  The joint venture may be terminated by mutual agreement.

During June 2011, the Company made a cash contribution of $501,000 in the joint venture.  Opus has not earned revenues or incurred expenses since inception.

Summarized information from the balance sheet and statement of operations for Opus as of December 31, 2011and from of the date of inception (January 2011) through December 31, 2011 were as follows:

	December 31, 2011	September 30, 2011
Balance sheet
Current Assets	$1,051,000	$1,051,000
Non-current assets	-	-
Current liabilities	-	-
Non-current liabilities	-	-

Three-Month Period Ended
December 31,
	2011	2010
Statement of Operations
Revenues	-	N/A
Income (loss) from operations	-	N/A
Net income (loss)	-	N/A

The Company owes capital contributions of $550,000 to the joint venture at December 31 and September 30, 2011.  Such capital contributions payable are recognized as additional investment in unconsolidated joint venture and accounts payable at December 31 and September 30, 2011.

NOTE 8. OTHER ASSETS

Other assets consist of the following:

	December 31,	September 30,
	2011	2011
Pre-paid expenses	$659,000	$680,000
Deposits	88,000	88,000
Investments in unaffiliated entity	162,000	157,000
Deferred financing costs	16,000	26,000
Total	$925,000	$951,000

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following:

	December 31, 2011	September 30, 2011
Commissions payable	5,847,000	$5,363,000
Deferred clearing fee credits	335,000	363,000
Telecommunication vendors payable	70,000	77,000
Legal payable	260,000	306,000
Deferred rent payable	263,000	268,000
Accrued compensation	581,000	581,000
Due to joint venture	550,000	550,000
Capital lease liability	371,000	415,000
Other vendors	3,133,000	3,909,000
Total	$11,410,000	$11,832,000

NOTE 10. DERIVATIVE LIABILITIES

During fiscal 2010, the Company issued shares of Series C Preferred Stock and Series D Preferred Stock and associated warrants.  The terms of the Series C Preferred Stock and Series D Preferred Stock  and associated warrants include a subsequent financing reset provision which lapsed in July 2011 and March 2011, respectively.  Additionally, holders of the warrants issued pursuant to Series D have a right to net settle their warrants in cash if there are not enough shares of common stock authorized to cover the issuance of shares pursuant to the exercise of such warrants.  The net settlement effective price per warrant is the difference between the fair value as defined and the effective exercise price.  Furthermore, the maximum number of shares required to be delivered during the period under which the warrants issued pursuant to the Series D transaction, together with all outstanding convertible debt, stock options, warrants, and Series A, Series C and Series D Preferred shares, exceeded the amount of authorized shares at September 29, 2010, their date of issuance.  Furthermore, the warrants issued in connection with the sale of the Company’s common stock in December 2010 also exceeded the amount of authorized shares at the date of issuance.

During April 2011, the Company’s shareholders approved an increase of its authorized shares of common stock from 50,000,000 to 150,000,000 and its authorized shares of preferred stock from 200,000 to 10,000,000. Additionally, the subsequent financing reset provision of Series D Preferred Stock  and related warrants lapsed in March 2011.  Furthermore, the Company believes that, as of March 31, 2011, the likelihood that it will enter into any financing terms which would trigger resets of the conversion price of the Series C Preferred Stock and of the exercise price of the related warrants prior to July 2011 was remote.

The Company accounted for the embedded conversion features included in its Series C Preferred Stock and Series D Preferred Stock as well as the related warrants and the warrants issued in connection with the issuance of the Company’s shares of common stock during December 2010 as derivative liabilities through March 31, 2011. At March 31, 2011, all such financial instruments were reclassified as equity contracts.

There were no derivative liabilities at December 31, 2011, and September 30, 2011.

During the three-month period ended December 31, 2010, the Company issued 2,820,000 warrants which were accounted for as liability contracts.  The fair value of the warrants at their date of issuance amounted to $530,000 and was offset against the proceeds of the issuance of the Company’s common stock.

The fair value of the embedded conversion features and warrants outstanding and issued as of December 31, 2011 and at their date of issuance during the three-month period ended December 31, 2010 were based on the Company’s quoted traded price and the Black Scholes method, respectively, at each measurement date.

The fair value of the derivative instruments were based on the following assumptions:

	December 31,	Issuance during
	2010	the three-month
		period ended
		December 31, 2010
Embedded Conversion Features:
Exercise price	$0.34	N/A
market value	$0.34	N/A

Warrants:
Effective Exercise price	$0.50	$0.50
Effective Market price	$0.33-$0.34	$0.34-$0.35
Volatility	75%	75%
Risk-free interest	2.06%	2.06%
Terms	4.5-5 years	5 years
Expected dividend rate	0%	0%

The fair value of derivative liabilities decreased by $1.6 million between measurement dates during the three-month period ended December 31, 2011.  Such increase is recorded as other expense in the accompanying statement of operations.

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

The following table summarizes convertible notes payable at December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011
10% convertible notes payable	$6,000,000	$6,000,000
Less: Debt discount	(148,000)	(247,000)
	$5,852,000	$5,753,000

The Company incurred interest expense related to its convertible notes of approximately $150,000 for each of the three-month periods ended December 31, 2011 and 2010 respectively.

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

This note was made by Christopher Dewey, one of the Company’s former directors. The Company paid the balance owed on this note in March 2011. Interest expense of $9,000 was recorded related to this note for the three-month period ended December 31, 2010.

NOTE 13. SUBORDINATED BORROWINGS

Subordinated borrowings represent a note that was entered into by National Securities, a registered broker-dealer entered into in accordance with the form prescribed by the FINRA, and is accounted for in accordance with broker-dealer accounting SEC rule 15c3-1d.  The subordinated loan is available to compute net capital under SEC rule 15c3-1.  The borrowings are subordinated to the claims of present and future creditors of the Company and cannot be repaid where such repayment will cause the Company to fail to meet its minimum net capital requirements in accordance with SEC rule 15c3-1.

In July 2009, National Securities was approved by the FINRA to receive a subordinated loan from Legent for $250,000, bearing interest at the rate of 4.5% payable monthly.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent to clear a portion of the business.  This loan began principal repayment at a minimum of $10,000 per month or $10 per transaction, whichever is greater, starting July 31, 2010. Some or all of this repayment may be funded by transactional credits depending on the amount of business conducted through Legent on a monthly basis. The balance owed to Legent was $70,000 and $100,000 as of December 31, 2011 and September 30, 2011 respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $11,900,000.   The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $535,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at December 31 and September 30, 2011, are $250,000 and $310,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $238,000 and $273,000 for the three-month periods ended December 31, 2011 and 2010, respectively.

NOTE 15.  STOCKHOLDERS’ DEFICIT

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

Issuance of shares to satisfy certain liabilities

During the three-month period ended December 31, 2011, the Company issued 1,500,000 shares of its common stock to satisfy certain liabilities.  The aggregate fair value of the shares amounted to $450,000.

Conversion and dividends on Series A Preferred Stock

The holders of the Company’s Series A Preferred Stock that are convertible into the Company’s common stock at $1.25 per share, are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.

During the three-month period ended December 31, 2011 and 2010, the Company recognized $93,000 and $104,000 of dividends on its Series A Preferred Stock.  The accumulated dividends on the Company’s 46,050 issued and outstanding shares of Series A Preferred Stock was $715,000, at the automatic conversion date, December 21, 2011.  At such date, all accumulated dividends were to be paid, resulting in the issuance of 5,723 shares of Series A Preferred Stock. The Company is in the process of issuing 4,141,826 shares of its common stock to satisfy its obligations pursuant to the conversion of 51,773 shares of Series A Preferred Stock. The conversion of these shares has not yet been completed as of the date of this report.

NOTE 16. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At December 31, 2011, National Securities had net capital of approximately $708,000 which exceeded its requirement by approximately $458,000.

In addition to the net capital requirements, each of vFinance Investments and EquityStation is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2011, vFinance Investments had net capital of approximately $1,270,000, which was approximately $270,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 245%.  At December 31, 2011, EquityStation had net capital of approximately $137,000 which was approximately $37,000 in excess of its required net capital of $100,000, and its percentage of aggregate indebtedness to net capital was 91.9%. In February, at the request of EquityStation, FINRA approved a reduction in the minimum net capital EquityStation is required to maintain to $50,000. This change is effective February 2, 2012. Each of the Broker Dealer Subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from the Company’s Broker Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 17. SUBSEQUENT EVENTS

In February, at the request of EquityStation, FINRA approved a reduction in the minimum net capital that EquityStation is required to maintain to $50,000. This change is effective February 2, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance.  Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information.  These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 13, 2012.  Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report.  The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

National Holdings Corporation (“we,” “our,” or the “Company”) is engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) EquityStation, Inc. (“EquityStation”) and National Asset Management Inc. (EquityStation, collectively with National Securities and vFinance Investments, are the “Broker Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients.

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

As of December 31, 2011, we had approximately 959 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 80 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. These independent operators, many of whom are financial planners, are required to pay their own expenses. This independent contractor model calls for a much higher payout percentage, (typically in the 70-90% range) than the traditional employee model of brokerage which typically only pays between 25-50% of production.

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

Business Environment in the Three Months of Fiscal 2012

The financial markets rallied somewhat during the first three months of our fiscal year, as U.S. economic critical data showed some very early indications of economic recovery.  Merger and acquisitions markets continue to show signs of rebound; however the extent and timing of a significant rise in transactions is uncertain.

Volatility in the financial markets remains due to uncertainties related to housing, unemployment and European debt concerns which may lead to higher interest rates and impact the valuation of corporate stocks and bonds and government obligations as asset classes. The potential tightening of credit and regulation of banks and other financial institutions stemming from the Dodd-Frank Act may have a detrimental impact on the markets.

The results of our operations during the first three months of 2012 were impacted by the volatility and seasonality in the financial markets, which indicates that our revenues remain subject to significant fluctuation. As these results are highly dependent on the environment in which our businesses operate, our quarterly results may not necessarily be indicative of future performance.

Growth Strategy

We continue to evaluate opportunities to grow our businesses, including potential acquisitions or mergers with other securities, investment banking and investment advisory firms, and by adding to our base of independent representatives organically. Prospective acquisitions may involve payments of material amounts of cash, the incurrence of a significant amount of debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing stockholders and/or may increase our leverage. We cannot assure you that we will be able to consummate any such potential acquisitions at all or on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Our first quarter of fiscal year 2012 resulted in a decrease in revenues, with a commensurate decrease in variable expenses compared to the same period last year.  As a result, we reported a net operating loss of $1,021,000 compared with a net operating income of $280,000 for the first quarters of fiscal years 2012 and 2011, respectively.

	Three Months Ended
	December 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions	$13,203,000	$23,159,000	$(9,956,000)	-43%
Net dealer inventory gains	3,076,000	3,620,000	(544,000)	-15%
Investment banking	4,756,000	2,776,000	1,980,000	71%
Interest and dividends	702,000	909,000	(207,000)	-23%
Transfer fees and clearance services	1,829,000	2,736,000	(907,000)	-33%
Other	1,832,000	1,774,000	58,000	3%
	$25,398,000	$34,974,000	$(9,576,000)	-27%

Total revenues decreased $9,576,000, or 27%, in the first quarter of fiscal year 2012 to $25,398,000 from $34,974,000 in the first quarter of fiscal year 2011.  The decrease in revenues is primarily due to less favorable market conditions. Commission revenue decreased $9,956,000, or 43%, to $13,203,000 from $23,159,000 during the first quarter of fiscal year 2012 compared with the same period in fiscal year 2011, which is attributable to generally less favorable market conditions for corporate securities.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $544,000, or 15%, to $3,076,000 from $3,620,000 during the first quarter of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease is primarily due to less favorable trading conditions affecting our market making and fixed income trading activities in the quarter ended December 31, 2011 as compared to the same quarter in 2010.

Investment banking revenue increased $1,980,000, or 71% to $4,756,000 from $2,776,000 during the first quarter of 2012 compared to the same period in fiscal year 2011.  This increase was attributable to a larger number of successful capital raising events for clients, and advisory and consulting services provided during the quarter.  Interest and dividend income decreased by $207,000 or 23%, to $702,000 from $909,000 in the first quarter of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease is primarily attributable to somewhat lower customer margin account balances, lower customer free cash balances and slightly lower prevailing interest rates during the quarter.  Transfer fees and clearance services decreased $907,000 or 33%, to $1,829,000 in the first quarter of fiscal year 2012 from $2,736,000 in the first quarter of fiscal year 2011, resulting from a lower number of transactions made on behalf of our clients during the most recent quarter.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $58,000, or 3%, to $1,832,000 from $1,774,000 during the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  The increase is due primarily to an increase in assets under management in our registered investment advisory firm, National Asset Management.

In comparison with the 27% decrease in total revenues, total expenses decreased by $8,275,000, or 24%, to $26,419,000 for the first quarter of fiscal year 2012 compared to $34,694,000 in the first quarter of fiscal year 2011.  This decrease in total expenses is primarily a result of a decrease in commission expense which is consistent with the decrease in commission revenues offset by the increase in investment banking revenue.

	Three Months Ended
	December 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Commissions, compensation, and fees	$22,730,000	$31,164,000	$(8,434,000)	-27%
Clearing fees	461,000	669,000	(208,000)	-31%
Communications	1,200,000	1,137,000	63,000	6%
Occupancy, equipment and other administrative expenses	861,000	783,000	78,000	10%
Professional fees	531,000	310,000	221,000	71%
Interest	276,000	295,000	(19,000)	-6%
Taxes, licenses and registration	360,000	336,000	24,000	7%
	$26,419,000	$34,694,000	$(8,275,000)	-24%

Commissions, compensation, and fees, which primarily includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $8,434,000, or 27%, to $22,730,000 in the first quarter of fiscal year 2012 from $31,164,000 in the first quarter of fiscal year 2011.  The decrease is primarily attributable to a decrease in related retail commission revenues offset by an increase in investment banking revenue.  Commission expense also includes the amortization of advances to registered representatives aggregating $83,000 and $114,000 for the first quarter of fiscal year 2012 and 2011, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.
Employee compensation includes the amortization of the fair value associated with stock based compensation of $6,000 and $100,000 in first quarter of fiscal years 2012 and 2011, respectively.

Clearing fees decreased $208,000, or 31%, to $461,000 in the first quarter of fiscal year 2012 from $669,000 in the first quarter of fiscal year 2011. The decrease in clearing fees is commensurate with a decrease in clearance services revenues in the first quarter of fiscal year 2012.

Communications expenses increased by $63,000, or 6% to $1,200,000 in the first quarter of fiscal year 2012 from $1,137,000 in the first quarter of fiscal year 2011.  This increase is primarily due to a temporary duplication in costs necessitated by the replacement of our primary phone system in our headquarters in New York due to fire damage. Occupancy, equipment and other administrative expenses increased $78,000, or 10%, to $861,000 from $783,000 in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  This increase is primarily attributable to the hiring of a third party research firm to vet an investment banking deal, along with hiring recruiters to assist in growing retail revenues.

Professional fees increased $221,000, or 71% to $531,000 from $310,000 in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  The increase in professional fees is primarily a result of continued litigation costs associated primarily with the Medcap and Provident matters, which are discussed in greater detail in the Company’s Annual Report on Form 10-K.

Interest expense decreased by $19,000, or 6%, to $276,000 from $295,000 in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  The decrease is primarily due to lower weighted-average principal of interest-bearing debt resulting from a repayment of notes payable of $500,000 during the second quarter of fiscal year 2011. Taxes, licenses and registration increased $24,000, or 7%, to $360,000 from $336,000 in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  This increase in taxes, licenses and registration is due to a general increase in fees paid to regulators and other governmental agencies during this quarter.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three months ended December 31, 2011 and 2010, EBITDA, as adjusted, was a loss of $311,000 and a profit of $1,125,000, respectively. This decrease of $1,436,000 in the three months ended December 31, 2011 over 2010 resulted primarily from a decrease in revenues.

The following table presents a reconciliation of EBITDA, as adjusted, to net loss as reported in accordance with generally accepted accounting principles, or GAAP.

	Three Months Ended
	December 31,
	2011	2010

Net loss, as reported	$(1,009,000)	$886,000
Interest expense	276,000	295,000
Taxes	29,000	19,000
Depreciation	149,000	174,000
Amortization	155,000	155,000
EBITDA	(400,000)	1,529,000
Non-cash compensation expense	6,000	100,000
Forgivable loan write down	83,000	114,000
Change in fair value of derivative	-	(618,000)
EBITDA, as adjusted	$(311,000)	$1,125,000

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

Our Broker Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash.  Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At December 31, 2011, National Securities’ net capital exceeded the requirement by approximately $458,000.  Due to its market maker status, vFinance Investments is required to maintain minimum net capital of $1,000,000, and at December 31, 2011 vFinance Investments’ net capital exceeded the requirement by approximately $270,000.  EquityStation is required to maintain minimum net capital of $100,000, and at December 31, 2011 EquityStation’s net capital exceeded the requirement by $37,000. In February, at the request of EquityStation, FINRA approved a reduction in the minimum net capital that EquityStation is required to maintain to $50,000. This change is effective February 2, 2012.

Advances, dividend payments and other equity withdrawals from our subsidiaries are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may pay as dividend or advance to us.  During the three-month period ended December 31, 2011 we did not have any equity withdrawals.

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

Our cash and working capital deficit at December 31, 2011 amount to $6,143,000 and ($2,409,000), respectively.

Cash used in our operating activities for the three-month period ended December 31, 2011 amounted to $448,000, which was primarily due to our net loss of $1,009,000, adjusted by non-cash adjustments of $304,000 in depreciation and amortization, $83,000 in amortization of forgivable loans to brokers, $109,000 in provision for bad debt, and $99,000 in amortization of debt discount.

Additionally, our operating assets and liabilities varied as follows:

•
A decrease in receivable from broker-dealers, clearing organizations and others of $303,000, which is a function of the timing of collection and volume of transactions at each balance sheet date, and which is consistent with the decrease in our revenues during the first quarter of fiscal 2012;

•	an increase in securities owned at market value of $505,000, which is primarily due to the timing of securities purchased for inventory;

Cash used in investing activities for the three-month period ended December 31, 2011 amounted to $77,000, which consists of recurring purchases of computer equipment.

Cash used in financing activities for the three-month period ended December 31, 2011 amounted to $30,000 which consists of principal repayments on subordinated borrowings.

Cash provided by our operating activities for the three months ended December 31, 2010 amounted to $618,000, which was primarily due to our net income of $886,000, adjusted by non-cash adjustments of $329,000 in depreciation and amortization, $114,000 in amortization of forgivable loans to brokers, $100,000 in stock compensation expense, $99,000 in amortization of note discount and a decrease in fair value of derivative liabilities of $618,000.

Additionally, our operating assets and liabilities varied as follows:

•	An increase in receivables from our brokers/dealers and clearing firms of $858,000, which is commensurate with our increase in revenues;
•	an increase in securities owned at market value of $1,558,000, which is primarily due to the timing of securities purchased for inventory;
•	offset by a decrease in accounts payable and accrued expenses of $2,339,000, which is primarily due an increase in accrued compensation commensurate with our increased revenues.

Cash provided by investing activities for the three months ended December 31, 2010 amounted to $473,000, which was primarily due to the redemption of a note receivable of $500,000.

Cash provided by financing activities for the three months ended December 31, 2010 amounted to $1,992,000 and was primarily due to net proceeds from the issuance of Series D Preferred Stock and our shares of common stock aggregating $2,492,000, offset by a principal repayment of $500,000 of subordinated borrowings.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the three months ended December 31, 2011 the Company has a net loss of approximately $1,009,000 and a working capital deficit of approximately $4,392,000 as of December 31, 2011. For the fiscal year ended September 30, 2011 the Company had a net loss of approximately $4,713,000 and had a working capital deficit of approximately $3,936,000 as of September 30, 2011.

Two of our convertible notes, aggregating $6,000,000, mature at dates ranging between March 31, 2012 and June 30, 2012.  Such notes are unsecured, are solely the obligation of our parent company and not any of its operating subsidiaries, including our Broker Dealer Subsidiaries.  Such notes are due to entities affiliated to two of the Company’s directors. Our parent company’s balance sheet comprises assets and liabilities, after consolidation eliminations, of $736,000 and $9,002,000, respectively, at December 31, 2011.  The notes are convertible at a weighted average rate of $1.78 per share, at the option of the holders.  Our plan is to satisfy our obligations under such convertible notes by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into shares of the Company’s common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options.  While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all.  Irrespective of the outcome of the satisfaction of our obligations, we believe that it will not impact our operating subsidiaries’ operations, which account for all of our consolidated revenues and 97% of our consolidated expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Guidance Adopted

Accounting Standard Update (“ASU”) No. 2010-06 provides amendments to ASC Subtopic 820-10 that requires new disclosures as follows:

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

•
Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

•
Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new guidance is effective for the Company beginning October 1, 2011 and has financial statement presentation changes only.

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
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for the Company as of January 1, 2012 and will have financial statement presentation changes only, if any.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The guidance amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for the Company as of January 1, 2012. Other than requiring additional disclosures, and management does not anticipate material impacts on our financial statements upon adoption.

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

The following table shows the quoted market values of marketable securities we owned ("long") , securities we sold but have not yet purchased ("short") , and net positions as of December 31, 2011:

	Long	Short	Net
Corporate stocks	$121,000	$4,000	$117,000
Government obligations	815,000	-	815,000
	$936,000	$4,000	$932,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $11,900,000.   The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $535,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at December 31, 2011 are $250,000 (inclusive of legal fees and estimated claims) and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying unaudited consolidated statements of financial condition.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended December 31, 2011, we issued 1,500,000 shares of our common stock to 12 individual claimants and counsel in connection with the settlement of routine litigation.  The aggregate fair value of the shares amounted to $450,000, or $0.30 per share, based on our quoted price per share on the Over-the-Counter Bulletin Board. The Company realized no proceeds from the issuance.

These securities are exempt from registration based on the private offering exemption of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 14, 2012	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer

February 14, 2012	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer