Form 10-Q
period 2012-03-31
NATIONAL HOLDINGS CORP
filed 2012-05-15
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012                                   Commission File Number 001-12629

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

As of May 11, 2012 there were 26,488,530 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2012

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

PART I.                      FINANCIAL INFORMATION
ITEM I.                      FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS
	March 31,	September 30,
	2012	2011
Current Assets	(Unaudited)	(Audited)
Cash	$8,953,000	$6,698,000
Deposit with clearing organizations	1,107,000	1,157,000
Receivables from broker dealers and clearing organizations	3,521,000	2,714,000
Other receivables, net of allowance for uncollectible accounts of $419,000 and $310,000, respectively	289,000	299,000
Advances to registered representatives - Current portion	447,000	719,000
Securities owned: marketable – at market value	880,000	454,000
Securities owned: nonmarketable – at fair value	58,000	24,000
Other assets	775,000	647,000
Total Current Assets	16,030,000	12,712,000

Advances to registered representatives - Long term portion	312,000	233,000
Fixed assets, net	779,000	974,000
Intangible assets, net	776,000	1,087,000
Investment in unconsolidated joint venture	-	1,051,000
Other assets	315,000	304,000
Total Assets	$18,212,000	$16,361,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$14,594,000	$10,754,000
Payable to broker dealers and clearing organizations	157,000	139,000
Securities sold, but not yet purchased, at market	-	2,000
Convertible notes payable, net of debt discount of $49,000 and $247,000, respectively	6,051,000	5,753,000
Total Current Liabilities	20,802,000	16,648,000

Accrued expenses and other liabilities - Long term portion	1,161,000	1,078,000
Total Liabilities, before subordinated borrowings and other liabilities	21,963,000	17,726,000

Subordinated borrowings	40,000	100,000

Total Liabilities	22,003,000	17,826,000

National Holdings Corporation Stockholders' Deficit
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; -0- and 46,050 shares issued and outstanding (liquidation preference: $4,605,000) at March 31, 2012 and September 30, 2011, respectively	-	-
Series C and D, convertible preferred stock, $0.01 par value, 10,000,000 shares authorized, 94,167 issued and outstanding Series E, convertible preferred stock, $0.01 par value, 200,000 shares authorized, none issued and outstanding	6,156,000	6,156,000
Common stock, $.02 par value, 150,000,000 shares authorized; 26,088,530 and 17,276,704 shares issued and outstanding at March 31,2012 and September 30, 2011, respectively	522,000	409,000
Additional paid-in capital	46,128,000	45,066,000
Accumulated deficit	(56,612,000)	(53,128,000)
Total National Holdings Corporation Stockholders' Deficit	(3,806,000)	(1,497,000)

Non Controlling Interest	15,000	32,000

Total Liabilities and Stockholders' Deficit	$18,212,000	$16,361,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-month Period Ended		Six-month Period Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues
Commissions	$20,484,000	$24,058,000	$33,687,000	$47,216,000
Net dealer inventory gains	3,686,000	3,972,000	6,762,000	7,592,000
Investment banking	4,232,000	495,000	8,987,000	3,271,000
Total commission and fee revenues	28,402,000	28,525,000	49,436,000	58,079,000

Interest and dividends	663,000	939,000	1,366,000	1,848,000
Transfer fees and clearing services	2,141,000	2,252,000	3,971,000	4,988,000
Other	2,003,000	1,937,000	3,835,000	3,712,000
Total Revenues	33,209,000	33,653,000	58,608,000	68,627,000

Operating Expenses
Commissions, compensation and fees	29,682,000	30,018,000	52,412,000	61,182,000
Clearing fees	374,000	489,000	834,000	1,158,000
Communications	1,162,000	1,132,000	2,362,000	2,268,000
Occupancy, equipment and other administrative costs	1,345,000	1,314,000	2,206,000	2,096,000
Professional fees	643,000	680,000	1,174,000	989,000
Interest	276,000	289,000	552,000	585,000
Taxes, licenses, registration	440,000	467,000	803,000	804,000
Total Operating Expenses	33,922,000	34,389,000	60,343,000	69,082,000

Net Loss from Operations	(713,000)	(736,000)	(1,735,000)	(455,000)

Other Expense
Loss on disposition of unconsolidated joint venture	(1,051,000)	-	(1,051,000)	-
Increase in fair value of derivative liabilities	-	(2,221,000)	-	(1,603,000)
Total Other Expense	(1,051,000)	(2,221,000)	(1,051,000)	(1,603,000)

Net loss before non-controlling interest	(1,764,000)	(2,957,000)	(2,786,000)	(2,058,000)
Non-controlling interest	(4,000)	(15,000)	(17,000)	(4,000)
Net loss	(1,760,000)	(2,942,000)	(2,769,000)	(2,054,000)

Preferred stock dividends	-	(103,000)	(93,000)	(207,000)

Net loss attributable to common stockholders	$(1,760,000)	$(3,045,000)	$(2,862,000)	$(2,261,000)

LOSS PER COMMON SHARE
Net loss attributable to common stockholders: Basic	$(0.07)	$(0.04)	$(0.12)	$(0.03)
Net loss attributable to common stockholders: Diluted	$(0.07)	$(0.04)	$(0.12)	$(0.03)

Weighted average number of shares outstanding: Basic	26,088,530	20,232,815	23,855,581	18,943,242
Weighted average number of shares outstanding: Diluted	26,088,530	20,232,815	23,855,581	18,943,242

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-month period ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,769,000)	$(2,054,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	599,000	639,000
Amortization of forgivable loans to brokers	143,000	228,000
Loss on disposition of unconsolidated joint venture	1,051,000	-
Amortization of note discount	198,000	198,000
Fair value of options	10,000	200,000
Provision bad debt	109,000	(14,000)
Net realized and unrealized loss/gain on securities	53,000	(71,000)
Non-controlling interest	(17,000)	(4,000)
Increase in fair value of derivative liabilities	-	1,603,000
Changes in assets and liabilities
Deposits with clearing organizations	50,000	-
Receivables from broker-dealers, clearing organizations and others	(807,000)	331,000
Other receivables	(99,000)	(45,000)
Advances to registered representatives	50,000	190,000
Securities owned: marketable, at market value	(479,000)	(784,000)
Securities owned: non-marketable, at fair value	(34,000)	36,000
Other assets	(139,000)	(112,000)
Accounts payable, accrued expenses and other liabilities	4,923,000	1,272,000
Payable to broker dealers and clearing organizations	18,000	(1,000)
Securities sold, but not yet purchased, at market	(2,000)	(1,000)
Net cash provided by operating activities	2,858,000	1,611,000

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of note receivable	-	500,000
Capital contribution to unconsolidated joint venture	(550,000)	-
Purchase of fixed assets	(93,000)	(31,000)
Net cash (used in) provided by investing activities	(643,000)	469,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of subordinated borrowings	(60,000)	(550,000)
Repayment of notes payable	(3,000,000)	(500,000)
Proceeds from issuance of convertible note payable	3,100,000	-
Proceeds from issuance of common stock	-	1,585,000
Proceeds from issuance of preferred stock	-	1,334,000
Payment of financing costs	-	(169,000)
Net cash provided by financing activities	40,000	1,700,000

NET INCREASE IN CASH	2,255,000	3,780,000

CASH BALANCE
Beginning of the period	6,698,000	5,390,000
End of the period	$8,953,000	$9,170,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$240,000	$192,000
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends	$715,000	$-
Fair value of shares of common stock to satisfy liabilities	$450,000	$-
Conversion of Series A Preferred Stock to shares of common stock	$83,000	$-
Reclassification of liability contracts to equity		6,464,000
Embedded conversion features upon issuance	$-	$530,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated financial statements as of March 31, 2012 and for the six months ended March 31, 2012 and 2011 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year 2012.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six-months ended March 31, 2012, the Company has a net loss of $2,769,000 and a working capital deficit of approximately $4,772,000 as of March 31, 2012. For the fiscal year ended September 30, 2011 the Company had a net loss of $4,713,000 and had a working capital deficit of $3,936,000 as of September 30, 2011.

One of our convertible notes amounting to $3,000,000 matures on June 30, 2012.  The Company has also secured other convertible promissory notes aggregating $4,000,000 during March and April 2012, which may mature as early as January 2013, or, if certain conditions are met, in March 2015.  Such notes are unsecured, are solely the obligation of the parent company and not any of its operating subsidiaries, including our broker-dealer subsidiaries.  Such notes are due to entities affiliated to one of the Company’s directors and one of the Company’s former directors. Our plan is to satisfy our obligations under the $3,000,000 convertible note by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options.  Additionally, we intend to satisfy our obligations under the $4,000,000 convertible promissory note by either:  1) securing the acceptance of the holder of its capital restructuring, which would allow the Company to firmly extend the maturity of the note to March 2015, 2) encourage the holder to convert its note to the Company’s Series E Preferred Stock in due course.  While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all.  Should the Company default on the convertible notes and the lender forecloses on the debt, the operations of our subsidiaries will not be initially impacted.  Following a default, the lender could potentially take action which could adversely affect the operations of one of more of the operating subsidiaries.

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

Through its Broker Dealer Subsidiaries, the Company (1) offers  full service retail brokerage to approximately 39,000 high net worth and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 5,000 securities, providing liquidity in both foreign and domestic issues on a variety of exchanges  and also providing execution and technical analysis in the United States Treasury marketplace.  The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis.  They are registered with the SEC, are members of FINRA and Securities Investor Protection Corporation ("SIPC").  National Securities and vFinance Investments are also members of the National Futures Association ("NFA").

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with the Company. We may have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings where necessary in accordance with GAAP. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of March 31, 2012 and September 30, 2011, we accrued approximately $201,000 and $310,000 respectively for these matters. These claims may be covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

Reclassifications

Certain items in the 2011 financial statements have been reclassified to conform to the presentation in the 2012 financial statements.  Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

The Company had securities owned- nonmarketable and subordinated borrowings as Level 2 assets and liabilities and did not have any Level 3 assets as of March 31, 2012 and September 30, 2011. The carrying amounts of the convertible promissory notes at March 31, 2012 and September 30, 2011 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2012 and September 30, 2011, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.  The fair value of the derivative liabilities is based on the quoted market prices of the Company’s stock.

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

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument.”

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards for “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

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

The Company accounted for the embedded conversion features included in its Series C Preferred Stock and the Series D Preferred Stock as well as the related warrants and the warrants issued in connection with the issuance of the Company’s shares of common stock during the three month period ended March 31, 2011 as derivative liabilities through March 31, 2011. At March 31, 2011, all such financial instruments were reclassified as equity contracts.

Net Loss per Common Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted.

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Numerator:
Net loss	$(1,760,000)	$(2,942,000)	$(2,769,000)	$(2,054,000)
Preferred stock dividends	-	(103,000)	(93,000)	(207,000)
Increase in fair value of derivative liabilities	-	2,221,000	-	1,603,000
Numerator for basic earnings per share- loss attributable to common stockholders - as adjusted	(1,760,000)	(824,000)	(2,862,000)	(658,000)
Numerator for diluted earnings per share-net loss attributable to common stockholders - as adjusted	$(1,760,000)	$(824,000)	$(2,862,000)	$(658,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	26,088,530	20,232,815	23,855,581	18,943,242
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-	-	-
Assumed conversion of Series C and D preferred stock	-	-	-	-
Stock options	-	-	-	-
Warrants	-	-	-	-
Dilutive potential common shares	-	-	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	26,088,530	20,232,815	23,855,581	18,943,242

Loss per share:
Net loss available to common stockholders
Basic and diluted	$(0.07)	$(0.04)	$(0.12)	$(0.03)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month period ended		Six-month period ended
	March 31,		March 31,
	2012	2011	2012	2011
Series A Preferred Stock	-	3,684,000	1,842,000	3,684,000
Series C and D Preferred Stock	9,416,692	9,416,692	9,416,692	9,416,692
Convertible notes payable	3,443,889	3,375,000	3,409,065	3,375,000
Options	2,809,611	4,764,837	3,143,164	4,601,317
Warrants	14,842,941	15,048,942	14,884,607	14,067,275
	30,513,133	36,289,471	32,695,528	35,144,284

The anti-dilutive common shares outstanding at March 31, 2012 and 2011 are as follows:

	March 31,
	2012	2011

Series A Preferred Stock	-	3,684,000
Series C Preferred Stock	3,416,692	3,416,692
Series D Preferred Stock	6,000,000	6,000,000
Convertible notes payable	7,700,000	3,375,000
Options	2,544,910	4,274,277
Warrants	14,717,941	15,173,941
	34,379,543	35,923,910

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

The Company did not grant options during the three and six-month periods ended March 31, 2012 and 2011.

The following activity occurred under our plan:

	Three-month period ended March 31,
	2012	2011

Fair value of options recognized as expense:	$4,000	$100,000

	Six-month period ended March 31,
	2012	2011

Fair value of options recognized as expense:	$10,000	$200,000

The total compensation cost related to non-vested options not yet recognized amounted to approximately $4,745 at March 31, 2012 and the Company expects that it will be recognized over the following weighted-average period of 11 months.

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

Other Receivables

The Company extends unsecured credit in the normal course of business to its registered representatives. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual registered representative.  The allowance for doubtful accounts reflecting the amount of loss that can be reasonably estimated by management is included in operating expenses in the accompanying consolidated statements of operations.

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

Securities Owned

Marketable securities which consist of publicly traded unrestricted common stock and bonds are valued at the closing price on the valuation date.  Non-marketable securities consist partly of restricted common stock and of non-tradable warrants exercisable into freely tradable common stock of public companies. They are carried at fair value as determined based on the market price of the underlying security.

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

•
Transfers in and out of Level 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

•
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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance became effective for the Company beginning January 1, 2012 but is not expected to have a material impact on our Fair Value disclosures.

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

NOTE 4. CLEARING AGREEMENTS

On February 1, 2010, National Securities Corporation and vFinance Investments, Inc. entered into separate but coterminous clearing agreements with National Financial Services, LLC with a termination date of February 1, 2015. The clearing agreement includes a termination fee if either broker dealer terminates the agreement without cause. In November 2011, a letter terminating the clearing agreement between EquityStation and Penson Financial Services, Inc. (“Penson”), a former clearing firm of the Company was sent by EquityStation. This agreement and relationship ended shortly after December 31, 2011 and as of the date of this filing the clearing deposit held by Penson has been returned to EquityStation. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Legent, ICBC and Rosenthal.

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At March 31, 2012 and September 30, 2011, the receivables of $3,521,000 and $2,714,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At March 31, 2012 and September 30, 2011, the amounts payable to broker-dealers and clearing organizations of $157,000 and $139,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 6. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

The following tables show the fair market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of March 31, 2012 and September 30, 2011:

Fair Value Measurements

As of March 31, 2012
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$76,000	-	-	$76,000
Corporate bonds	7,000	-	-	7,000
Government obligations	797,000	-	-	797,000
Restricted stock	-	58,000	-	58,000
	$880,000	$58,000	$-	$938,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$-	-	-	$-
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$-	$-	$-	$-

As of September 30, 2011
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$154,000	-	-	$154,000
Corporate bonds	-	-	-	-
Government obligations	300,000	-	-	300,000
Restricted stock	-	24,000	-	24,000
	$454,000	$24,000	$-	$478,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$2,000	-	-	$2,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$2,000	$-	$-	$2,000

NOTE 7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

During January 2011, the Company finalized its joint venture with Opus Point Partners, LLC (“Opus”), one of the Company’s significant stockholders.  The Company received a 50% interest in the joint venture in consideration of an initial capital contribution of approximately $1 million.  The initial intent of the joint venture was to provide investment banking services focused on the global life science sector.  In April 2012, the Company relinquished its interest in the joint venture.

The Company made cash contribution of $ 501,000 and $550,000 in the joint venture in June 2011 and March 2012, respectively.  Opus did not earn revenues or incur expenses since inception through the time the Company relinquished its interest.

Summarized information from the balance sheet and statement of operations for Opus as of March 31, 2012 and from of the date of inception (January 2011) through March 31, 2012 were as follows:

Balance sheet	March 31, 2012	September 30, 2011
Current Assets	$1,051,000	$1,051,000
Non-current assets	-	-
Current liabilities	-	-
Non-current liabilities	-	-

	Six-month period Ended	From inception to
Statement of Operations	March 31, 2012	March 31, 2011
Revenues	-	-
Income (loss) from operations	-	-
Net income (loss)	-	-

All capital due to be contributed to the joint venture was paid to the joint venture as of March 31, 2012. The Company previously owed capital contributions of $550,000 to the joint venture at September 30, 2011.  Such capital contributions payable were recognized as additional investment in unconsolidated joint venture and accounts payable at September 30, 2011.

The Company recognized a loss on disposition of its unconsolidated joint venture of $1,051,000 during the six-month period ended March 31, 2012. (Please refer to Note 17)

NOTE 8. OTHER ASSETS

Net current and non-current other assets consist of the following:

	March 31, 2012	September 30, 2011
Pre-paid expenses	$753,000	$680,000
Deposits	170,000	88,000
Investments in unaffiliated entity	162,000	157,000
Deferred financing costs	5,000	26,000
Total	$1,090,000	$951,000

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Net current and non-current accounts payable, accrued expenses and other liabilities consist of the following:

	March 31, 2012	September 30, 2011
Commissions payable	$9,454,000	$5,363,000
Deferred clearing fee credits	307,000	363,000
Telecommunication vendors payable	51,000	77,000
Legal payable	361,000	306,000
Deferred rent payable	257,000	268,000
Accrued compensation	581,000	581,000
Due to joint venture	550,000	550,000
Capital lease liability	335,000	415,000
Other vendors	3,859,000	3,909,000
Total	$15,755,000	$11,832,000

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

There were no derivative liabilities at March 31, 2012, and September 30, 2011.

The fair value of the embedded conversion features and warrants outstanding and issued as of December 31, 2011 and at their date of issuance during the three-month period ended December 31, 2010 were based on the Company’s quoted traded price and the Black Scholes method, respectively, at each measurement date.

The fair value of the derivative instruments were based on the following assumptions:

	March 31, 2011 (prior to reclassification)	Issuance during the six-month period ended March 31, 2011	September 30, 2010
Embedded Conversion Features:
Exercise price	$0.50	N/A	$0.40
market value	$0.50	N/A	$0.40

Warrants:
Effective Exercise price	$0.50	$0.50	$0.50
Effective Market price	$0.48-$0.50	$0.34-$0.35	$0.34-$0.40
Volatility	75%	75%	76%
Risk-free interest	2.24%	2.06%	1.27%
Terms	4.25-4.75 years	5 years	5 years
Expected dividend rate	0%	0%	0%

The fair value of derivative liabilities increased by $1.6 million between measurement dates during the six-month period ended March 31, 2011.  Such increase is recorded as other expense in the accompanying statement of operations.

The reclassification of the Series C and Series D Preferred Stock and aforementioned warrants, previously accounted for as liability, to equity contracts, including the fair value of derivative liabilities of $6,465,000 and the carrying value of the Series C and Series D Preferred Stock of $513,000 resulted in the following increases at March 31, 2011:

Series C and Series D Preferred Stock	$6,156,000
Additional paid-in capital	846,000

NOTE 11. CONVERTIBLE NOTES PAYABLE

In March 2008, the Company completed a financing transaction under which an investor made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share.  The promissory note matured in March 2012, was convertible into common stock at a price of $2.00 per share and had a stated interest rate of 10% per annum.  Using professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument.  These amounts, totaling approximately $791,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.  The Company repaid this note in March 2012.

In June 2008, the Company completed a financing transaction under which the same investor made an additional investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 468,750 shares of common stock at an exercise price of $2.00 per share.  The promissory note matures in June 2012, is convertible into common stock at a price of $1.60 per share and has a stated interest rate of 10% per annum.  Under professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument.  These amounts, totaling approximately $789,000, have been recorded as a debt discount that will be charged to interest expense over the life of the promissory note.

In March 2012, the Company completed a transaction under which the Company issued a $3.3 million convertible promissory note, of which $3.1 million was received prior to March 31, 2012 and $200,000 in April 2012.  The note bears interest at 6% per annum.  The note matures on the earlier of 1) 10 business days after delivery by the holder of the note of a notice to maturity-which may not be issued prior to December 31, 2012, or 2) March 31, 2015, provided that the Company completes a restructuring of its capital in manner satisfactory to the holder.  This note is convertible into 66,000 shares of the Company’s Series E Preferred Stock.  Upon conversion, the holder will also receive 6,600,000 warrants, exercisable at $0.50 per share of the Company’s common stock. (See Note 15)

The following table summarizes convertible notes payable at March 31, 2012 and September 30, 2011:

	March 31,	September 30,
	2012	2011
10% convertible notes payable	$3,000,000	$6,000,000
6% convertible note payable	3,100,000	-
Less: Debt discount	(49,000)	(247,000)
	$6,051,000	$5,753,000

The Company incurred interest expense related to its convertible notes of approximately $150,000 for each of the six-month periods ended March 31, 2012 and 2011 respectively.

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

During 2009 the Company repaid $500,000 of the notes payable, and extended the other $500,000 to a maturity of May 2010.  In June 2010, the remaining lender agreed to extend the maturity date to June 30, 2011, in consideration of a warrant grant to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.50. This note was fully repaid in March 2011.

This note was made by Christopher Dewey, one of the Company’s former directors. The Company paid the balance owed on this note in March 2011. Interest expense of $6,000 was recorded related to this note for the six-month period ended March 31, 2011.

NOTE 13. SUBORDINATED BORROWINGS

Subordinated borrowings represent a note that was entered into by National Securities, a registered broker-dealer, in accordance with the form prescribed by the FINRA, and is accounted for in accordance with broker-dealer accounting SEC rule 15c3-1d.  The subordinated loan is available to compute net capital under SEC rule 15c3-1.  The borrowings are subordinated to the claims of present and future creditors of the Company and cannot be repaid where such repayment will cause the Company to fail to meet its minimum net capital requirements in accordance with SEC rule 15c3-1.

In July 2009, National Securities was approved by the FINRA to receive a subordinated loan from Legent for $250,000, bearing interest at the rate of 4.5% payable monthly.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent to clear a portion of the business.  This loan began principal repayment at a minimum of $10,000 per month or $10 per transaction, whichever is greater, starting July 31, 2010. Some or all of this repayment may be funded by transactional credits depending on the amount of business conducted through Legent on a monthly basis. The balance owed to Legent was $40,000 and $100,000 as of March 31, 2012 and September 30, 2011 respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $7,900,000.   The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $660,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2012 and September 30, 2011, are $201,000 and $310,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $495,000 and $762,000 for the six-month periods ended March 31, 2012 and 2011, respectively.

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

Issuance of shares to satisfy certain liabilities

During the six-month period ended March 31, 2012, the Company issued 1,500,000 shares of its common stock to satisfy certain liabilities.  The aggregate fair value of the shares amounted to $450,000.

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

During the six-month period ended March 31, 2012 and 2011, the Company recognized $93,000 and $207,000 of dividends on its Series A Preferred Stock.  The accumulated dividends on the Company’s 46,050 issued and outstanding shares of Series A Preferred Stock was $715,000, at the automatic conversion date, December 21, 2011.  At such date, all accumulated dividends were to be paid, resulting in the issuance of 5,723 shares of Series A Preferred Stock. The Company is in the process of issuing 4,141,826 shares of its common stock to satisfy its obligations pursuant to the conversion of 51,773 shares of Series A Preferred Stock. The conversion of these shares has not yet been completed as of the date of this report.

Reclassification of liability contracts to equity contracts

At March 31, 2011, we reclassified certain the Series C and Series D Preferred Stock and related warrants and certain warrants issued in connection with a private placement from liability contracts to equity contracts.

The reclassification of the Series C and Series D Preferred Stock and aforementioned warrants, previously accounted for as a liability, to equity contracts resulted in the following increases at March 31, 2011:

Series C and Series D Preferred Stock	$6,156,000
Additional paid-in capital	846,000

Series E Preferred Stock

In March 31, 2012, the Company designated its Series E Preferred Stock, par value $0.01 per share, at a price of $50 per share.  The authorized number of shares of Series E Preferred Stock is 200,000.  None were issued at March 31, 2012.

Each share of the Series E Preferred Stock is convertible in 100 shares of the Company’s common stock.  The conversion rate may be reduced to the lower effective rate of any securities, with certain exceptions, issued by the Company prior to December 30, 2012. Such exceptions include issuance of shares or share equivalent pursuant to stock options, acquisitions, certain financing with a financial institution, and payment in kind to vendors.

The Series E Preferred Stock has a liquidation preference to the holders of common stock in the event of liquidation or dissolution of the Company. The Series E Preferred Stock has voting rights on an as converted basis.  Holders of Series E preferred shares have certain registration rights.

NOTE 16. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At March 31, 2012, National Securities had net capital of approximately $756,000 which exceeded its requirement by approximately $506,000.

In addition to the net capital requirements, each of vFinance Investments and EquityStation is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At March 31, 2012, vFinance Investments had net capital of approximately $1,306,000, which was approximately $306,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 307%.  At March 31, 2012, EquityStation had net capital of approximately $115,000 which was approximately $65,000 in excess of its required net capital of $50,000, and its percentage of aggregate indebtedness to net capital was 136%. In February, at the request of EquityStation, FINRA approved a reduction in the minimum net capital EquityStation is required to maintain to $50,000. This change was effective February 2, 2012.  Each of the Broker Dealer Subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from the Company’s Broker Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 17. SUBSEQUENT EVENTS

In April 2012, the Company issued a $700,000 convertible note, unsecured, and bearing interest at 6%. The note matures on the earlier of: 1) 10 business days after delivery by the holder of the note of a notice to maturity-which may not be issued prior to December 31, 2012, or 2) March 31, 2015, provided that the Company completes a restructuring of its capital in manner satisfactory to the holder.  The note is convertible at any time prior to its maturity into “units” of the Company consisting of (a) shares of the Company’s Series E Preferred Stock, which is in turn convertible into shares of the Company’s Common Stock, and (b) a warrant exercisable at $0.50 for shares of the Company’s Common Stock.  Through these conversions, the note is convertible into approximately 2,800,000 shares of the Company’s Common Stock.

In April 2012, the Company paid $550,000 representing the balance of its capital contribution to the joint venture and subsequently relinquished its interest in Opus.  Consequently, the Company recognized a loss on disposition in its unconsolidated joint venture of $1,051,000 at March 31, 2012.

In May 2012, National Securities Corporation was approved by the FINRA to receive a Temporary Subordinated Loan for $1,500,000 from National Financial Services, its primary clearing firm. The loan is for a period of not more than 45 days in order to allow the operating subsidiary to participate in public underwritings.  This note is scheduled to be repaid during June 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance.  Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information.  These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and 10-K/A, filed with the Securities and Exchange Commission on January 13, 2012 and January 30, 2012, respectively.  Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report.  The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

National Holdings Corporation (“we,” “our,” or the “Company”) is engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”), EquityStation, Inc. (“EquityStation”), and National Asset Management Inc. (EquityStation, collectively with National Securities and vFinance Investments, are the “Broker Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients.

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

As of March 31, 2012, we had approximately 950 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 80 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. These independent operators, many of whom are financial planners, are required to pay their own expenses. This independent contractor model calls for a much higher payout percentage, (typically in the 70-90% range) than the traditional employee model of brokerage which typically only pays between 25-50% of production.

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

Business Environment in the First Six Months of Fiscal 2012

The market conditions which negatively impacted our retail activities as well as our peers during the first half of fiscal 2012 were as follows:

•	The market’s lack of confidence in the repayment of certain sovereign debts held by a number of financial institutions and other investors;

•	High US unemployment and economic uncertainties which impacted the operating results and financing opportunities for companies in the micro, small and midcap market in which we are active; and

•
Lack of predictability in the market recovery resulted in declining interest in various sectors in which our retail activities are focused, which translated into unusual volatility and lack of liquidity in the capital markets.  This caused a decline in brokerage activity, and accordingly, our revenues during the first quarter of our fiscal 2012.

It is not practical to determine to what extent such market conditions will continue, or whether they will improve or worsen.  It is also difficult to predict which future events will impact the market conditions in the future.  Accordingly, we are unable to determine any particular trend in our revenues.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Our second quarter of fiscal year 2012 resulted in a decrease in revenues, with a commensurate decrease in variable expenses compared to the same period last year.  As a result, we reported a net operating loss of $713,000 for the second quarter of fiscal year 2012 compared with a net operating loss of $736,000 for the second quarter of fiscal year 2011.

	Three Months Ended
	March 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions	$20,484,000	$24,058,000	$(3,574,000)	-15%
Net dealer inventory gains	3,686,000	3,972,000	(286,000)	-7%
Investment banking	4,232,000	495,000	3,737,000	755%
Interest and dividends	663,000	939,000	(276,000)	-29%
Transfer fees and clearance services	2,141,000	2,252,000	(111,000)	-5%
Other	2,003,000	1,937,000	66,000	3%
	$33,209,000	$33,653,000	$(444,000)	-1%

Total revenues decreased $444,000, or 1%, in the second quarter of fiscal year 2012 to $33,209,000 from $33,653,000 in the second quarter of fiscal year 2011.  The decrease in revenues is primarily due to less favorable market conditions as described in our overview of the business environment. Commission revenue decreased $3,574,000, or 15%, to $20,484,000 from $24,058,000 during the second quarter of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease in commissions was primarily due to lower revenues which were attributable to lower volume of transactions we made on behalf of our clients, which is attributable to generally less favorable market conditions for corporate securities.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $286,000, or 7%, to $3,686,000 from $3,972,000 during the second quarter of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease is primarily due to less favorable trading conditions affecting our market making and fixed income trading activities in the quarter ended March 31, 2012 as compared to the same quarter in 2011.

Investment banking revenue increased $3,737,000, or 755% to $4,232,000 from $495,000 during the second quarter of 2012 compared to the same period in fiscal year 2011.  This increase was attributable to a larger number of successful capital raising events for clients, and advisory and consulting services provided during the quarter.  Interest and dividend income decreased by $276,000 or 29%, to $663,000 from $939,000 in the second quarter of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease is primarily attributable to somewhat lower customer margin account balances, lower customer free cash balances and slightly lower prevailing interest rates during the quarter.  Transfer fees and clearance services decreased $111,000 or 5%, to $2,141,000 in the second quarter of fiscal year 2012 from $2,252,000 in the second quarter of fiscal year 2011, resulting from a lower number of transactions made on behalf of our clients during the most recent quarter.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $66,000, or 3%, to $2,003,000 from $1,937,000 during the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011.  The increase is due primarily to an increase in assets under management in our registered investment advisory firm, National Asset Management.

Operating expenses

In comparison with the 1% decrease in total revenues, total expenses decreased by $467,000, or 1%, to $33,922,000 for the second quarter of fiscal year 2012 compared to $34,389,000 in the second quarter of fiscal year 2011.  This decrease in total expenses is primarily a result of a decrease in commission expense which is consistent with the decrease in commission revenues offset by the increase in investment banking revenue.

	Three Months Ended
	March 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions, compensation, and fees	$29,682,000	$30,018,000	$(336,000)	-1%
Clearing fees	374,000	489,000	(115,000)	-24%
Communications	1,162,000	1,132,000	30,000	3%
Occupancy, equipment and other administrative expenses	1,345,000	1,314,000	31,000	2%
Professional fees	643,000	680,000	(37,000)	-5%
Interest	276,000	289,000	(13,000)	-4%
Taxes, licenses and registration	440,000	467,000	(27,000)	-6%
	$33,922,000	$34,389,000	$(467,000)	-1%

Commissions, compensation, and fees, which primarily includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $336,000, or 1%, to $29,682,000 in the second quarter of fiscal year 2012 from $30,018,000 in the second quarter of fiscal year 2011.  The decrease is primarily attributable to a decrease in related retail commission revenues offset by an increase in investment banking revenue.  Commission expense also includes the amortization of advances to registered representatives aggregating $60,000 and $143,000 for the second quarter of fiscal year 2012 and 2011, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation includes the amortization of the fair value associated with stock based compensation of $4,000 and $100,000 in second quarter of fiscal years 2012 and 2011, respectively.

Clearing fees decreased $115,000, or 24%, to $374,000 in the second quarter of fiscal year 2012 from $489,000 in the second quarter of fiscal year 2011. The decrease in clearing fees is commensurate with a decrease in clearance services revenues in the second quarter of fiscal year 2012.

Communications expenses increased by $30,000, or 3%, to $1,162,000 in the second quarter of fiscal year 2012 from $1,132,000 in the second quarter of fiscal year 2011.  This increase is primarily due to a temporary duplication in costs necessitated by the replacement of our primary phone system in our headquarters in New York due to fire damage. Occupancy, equipment and other administrative expenses increased $31,000, or 2%, to $1,345,000 from $1,314,000 in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011.  This increase is primarily due increased settlements with customer from claims offset by rental abatements for the damaged New York office granted pursuant to our lease.

Professional fees decreased $37,000, or 5%, to $643,000 from $680,000 in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011.  The decrease in professional fees is primarily a result of a decrease in litigation costs associated primarily with the Medcap and Provident matters which were a significant percentage of the total professional fees in prior periods, which are discussed in greater detail in the Company’s Annual Report on Form 10-K.

Interest expense decreased by $13,000, or 4%, to $276,000 from $289,000 in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011.  The decrease is primarily due to lower weighted-average principal of interest-bearing debt resulting from a repayment of notes payable of $500,000 during the second quarter of fiscal year 2011. Taxes, licenses and registration decreased $27,000, or 6%, to $440,000 from $467,000 in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011.  This decrease in taxes, licenses and registration is the timing of certain annual invoices that were billed in March 2011 and in April of 2012.

Loss on disposition of unconsolidated joint venture

In April 2012, we relinquished our interest in an unconsolidated joint venture, Opus, resulting in a loss of disposition of such investment of $1,051,000 which was recorded at March 31, 2012.  We did not incur such losses during the second quarter of fiscal year 2011.

Increase in fair value of derivative liabilities

The fair value of derivative liabilities, as computed between measurement dates, increased by $2,221,000   during the three-month period ended March 31, 2011.  We did not have any derivative liabilities outstanding during the three-month period ended March 31, 2012.  The increase in fair value of derivative liabilities is primarily due an increase in our quoted price per share between measurement dates, which is one of the main assumptions in our computation of derivative liabilities.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

Revenues

Our first half of fiscal year 2012 resulted in a decrease in revenues, with a commensurate decrease in variable expenses compared to the same period last year.  As a result, we reported a net operating loss of $1,735,000 compared with a net operating loss of $455,000 for the first half of fiscal years 2012 and 2011, respectively.

	Six Month Ended
	March 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions	$33,687,000	$47,216,000	$(13,529,000)	-29%
Net dealer inventory gains	6,762,000	7,592,000	(830,000)	-11%
Investment banking	8,987,000	3,271,000	5,716,000	175%
Interest and dividends	1,366,000	1,848,000	(482,000)	-26%
Transfer fees and clearance services	3,971,000	4,988,000	(1,017,000)	-20%
Other	3,835,000	3,712,000	123,000	3%
	$58,608,000	$68,627,000	$(10,019,000)	-15%

Total revenues decreased $10,019,000, or 15%, in the first half of fiscal year 2012 to $58,608,000 from $68,627,000 in the first half of fiscal year 2011.  The decrease in revenues is primarily due to less favorable market conditions as described in our overview of the business environment. Commission revenue decreased $13,529,000, or 29%, to $33,687,000 from $47,216,000 during the first half of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease in commissions was primarily due to lower revenues which were attributable to lower volume of transactions we made on behalf of our clients, which is attributable to generally less favorable market conditions for corporate securities.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $830,000, or 11%, to $6,762,000 from $7,592,000 during the first half of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease is primarily due to less favorable trading conditions affecting our market making and fixed income trading activities in the first half of fiscal year 2012 as compared to the same period in fiscal year 2011.

Investment banking revenue increased $5,716,000, or 175%, to $8,987,000 from $3,271,000 during the first half of 2012 compared to the same period in fiscal year 2011.  This increase was attributable to a larger number of successful capital raising events for clients, and advisory and consulting services provided during the quarter.  Interest and dividend income decreased by $482,000, or 26%, to $1,366,000 from $1,848,000 in the first half of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease is primarily attributable to somewhat lower customer margin account balances, lower customer free cash balances and slightly lower prevailing interest rates during the quarter.  Transfer fees and clearance services decreased $1,017,000, or 20%, to $3,971,000 in the first half of fiscal year 2012 from $4,988,000 in the first half of fiscal year 2011, resulting from a lower number of transactions made on behalf of our clients during the most recent quarter.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $123,000, or 3%, to $3,835,000 from $3,712,000 during the first half of fiscal year 2012 compared to the first half of fiscal year 2011.  The increase is due primarily to an increase in assets under management in our registered investment advisory firm, National Asset Management.

Operating expenses

In comparison with the 15% decrease in total revenues, total operating expenses decreased by $8,739,000, or 13%, to $60,343,000 for the first half of fiscal year 2012 compared to $69,082,000 in the first half of fiscal year 2011.  This decrease in total expenses is primarily a result of a decrease in commissions, compensation, and fees which is consistent with the decrease in commission revenues offset by the increase in investment banking revenue and the commissions thereon.

	Six Months Ended
	March 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions, compensation, and fees	$52,412,000	$61,182,000	$(8,770,000)	-14%
Clearing fees	834,000	1,158,000	(324,000)	-28%
Communications	2,362,000	2,268,000	94,000	4%
Occupancy, equipment and other administrative expenses	2,206,000	2,096,000	110,000	5%
Professional fees	1,174,000	989,000	185,000	19%
Interest	552,000	585,000	(33,000)	-6%
Taxes, licenses and registration	803,000	804,000	(1,000)	0%
	$60,343,000	$69,082,000	$(8,739,000)	-13%

Commissions, compensation, and fees, which primarily includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $8,770,000, or 14%, to $52,412,000 in the first half of fiscal year 2012 from $61,182,000 in the first half of fiscal year 2011.  The decrease is primarily attributable to a decrease in related retail commission revenues offset by an increase in investment banking revenue.  Commission expense also includes the amortization of advances to registered representatives aggregating $143,000 and $228,000 for the first half of fiscal year 2012 and 2011, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation includes the amortization of the fair value associated with stock based compensation of $10,000 and $200,000 in first half of fiscal years 2012 and 2011, respectively.

Clearing fees decreased $324,000, or 28%, to $834,000 in the first half of fiscal year 2012 from $1,158,000 in the first half of fiscal year 2011. The decrease in clearing fees is commensurate with a decrease in clearance services revenues in the first half of fiscal year 2012.

Communications expenses increased by $94,000, or 4%, to $2,362,000 in the first half of fiscal year 2012 from $2,268,000 in the first half of fiscal year 2011.  This increase is primarily due to a temporary duplication in costs necessitated by the replacement of our primary phone system in our headquarters in New York due to fire damage, which occurred during the first three months of fiscal 2012. Occupancy, equipment and other administrative expenses increased $110,000, or 5%, to $2,206,000 from $2,096,000 in the first half of fiscal year 2012 compared to the first half of fiscal year 2011.  This increase is primarily due increased settlements with customer from claims offset by rental abatements for the damaged New York office granted pursuant to our lease.

Professional fees increased $185,000, or 19%, to $1,174,000 from $989,000 in the first half of fiscal year 2012 compared to the first half of fiscal year 2011.  The increase in professional fees is primarily a result of continued litigation costs associated with the rental abatement issues which was resolved in April and other recent general corporate matters.

Interest expense decreased by $33,000, or 6%, to $552,000 from $585,000 in the first half of fiscal year 2012 compared to the first half of fiscal year 2011.  The decrease is primarily due to lower weighted-average principal of interest-bearing debt resulting from a repayment of notes payable of $500,000 during the first half of fiscal year 2011. Taxes, licenses and registration decreased $1,000, or 0%, to $803,000 from $804,000 in the first half of fiscal year 2012 compared to the first half of fiscal year 2011.  This decrease is not meaningful.

Loss on disposition of unconsolidated joint venture

In April 2012, we relinquished our interest in an unconsolidated joint venture, Opus, resulting in a loss of disposition of such investment of $1,051,000 which was recorded at March 31, 2012.  We did not incur such losses during the first half of fiscal year 2011.

Increase in fair value of derivative liabilities

The fair value of derivative liabilities, as computed between measurement dates, increased by $1,603,000   during the six-month period ended March 31, 2011.  We did not have any derivative liabilities outstanding during the six-month period ended March 31, 2012.  The increase in fair value of derivative liabilities is primarily due an increase in our quoted price per share between measurement dates, which is one of the main assumptions in our computation of derivative liabilities

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three months ended March 31, 2012 and 2011,  EBITDA, as adjusted, was $109,000 and $137,000 respectively. The decrease of $28,000 in the three months ended March 31, 2012 over 2011 is primarily due to increased settlements with customer from claims offset by rental abatements for the damaged New York office granted pursuant to our lease.

For the six months ended March 31, 2012 and 2011, EBITDA, as adjusted, was ($191,000) and $1,288,000 respectively.  This decrease of $1,479,000 in the six months ended March 31, 2012 over 2011 resulted from a decrease in sales offset by a corresponding decrease in commissions and clearing costs, which occurred primarily during the first quarter of fiscal 2012 and an increase in operating costs primarily in occupancy, equipment and other administrative costs due increased settlements with customer from claims offset by rental abatements for the damaged New York office granted pursuant to our lease.

The following table presents a reconciliation of EBITDA, as adjusted, to net loss as reported in accordance with generally accepted accounting principles, or GAAP.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net loss, as reported	$(1,760,000)	$(2,942,000)	$(2,769,000)	$(2,054,000)
Interest expense	276,000	289,000	552,000	585,000
Taxes	43,000	46,000	83,000	65,000
Depreciation	140,000	154,000	288,000	327,000
Amortization	155,000	155,000	311,000	334,000
EBITDA	(1,146,000)	(2,298,000)	(1,535,000)	(743,000)
Non-cash compensation expense	4,000	100,000	10,000	200,000
Non-cash other administrative expense	140,000	-	140,000	-
Forgivable loan write down	60,000	114,000	143,000	228,000
Loss on disposition of joint venture	1,051,000	-	1,051,000	-
Change in fair value of derivative	-	2,221,000	-	1,603,000
EBITDA, as adjusted	$109,000	$137,000	$(191,000)	$1,288,000

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

Sources of liquidity and capital resources

	Ending Balance at March 31,		Average Balance during first half of
	2012	2011	2012	2011
Cash	$8,953,000	$9,170,000	$7,826,000	$7,280,000
Receivables from broker-dealers and clearing organizations	3,521,000	2,959,000	3,118,000	3,239,000
Marketable securities	880,000	1,535,000	667,000	1,108,000

Accounts payable, accrued expenses and other liabilities	15,755,000	13,255,000	13,794,000	12,599,000
Convertible notes payable excluding debt discount	6,100,000	6,000,000	6,050,000	6,000,000
Notes payable	-	-	-	-
Subordinated borrowings	40,000	160,000	70,000	455,000

At March 31, 2012 and 2011, 73% and 60%, respectively, of our total assets consisted of cash and cash equivalents, marketable securities owned and receivables from clearing brokers and other broker-dealers.  The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.  Allocation of cash into marketable securities classes are dependent upon overall market activity, but the majority of our securities owned are in municipal securities and common stock.

Our broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At March 31, 2012, National Securities’ net capital exceeded the requirement by approximately $506,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $50,000, and at March 31, 2012 the firms had excess net capital of approximately $306,000 and $65,000, respectively.

Advances, dividend payments and other equity withdrawals from the Company’s broker-dealer subsidiaries are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During the six-month periods ended March 31, 2012 and 2011, the broker-dealer subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers.  The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals, and efficiently provide for the credit needs of customers.

Our primary sources of liquidity include the sale of our securities and other financing activities and our cash flow from operations. Excluding the impact of our notes, discussed below, we believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least 2012.  However, we may need to raise funds to enhance our working capital and use them for strategic purposes.  If such need arise, we intend to generate proceeds from either debt or equity financing.

One of our convertible notes amounting to $3,000,000 matures on June 30, 2012.  The Company has also secured other convertible promissory notes aggregating $4,000,000 during March and April 2012, which may mature as early as January 2013, or, if certain conditions are met, in March 2015.  Such notes are unsecured, are solely the obligation of our parent company and not any of its operating subsidiaries, including our broker-dealer subsidiaries.  Such notes are due to entities affiliated to one of the Company’s directors and one of the Company’s former directors. Our plan is to satisfy our obligations under the $3,000,000 convertible note by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options.  Additionally, we intend to satisfy our obligations under the $4,000,000 convertible promissory note by either:  1) securing the acceptance of the holder of its capital restructuring, which would allow the Company to firmly extend the maturity of the note to March 2015, or 2) encourage the holder to convert its note to the Company’s Series E Preferred Stock in due course.  While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all.  Should the Company default on the convertible notes and the lender forecloses on the debt, the operations of our subsidiaries will not be initially impacted.  Following a default, the lender could potentially take action which could adversely affect the operations of one of more of the operating subsidiaries.

We do not have any material commitments for capital expenditures.  We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $31,000 and $93,000 during the last first half of fiscal 2012 and 2011.

Six months ended March 31, 2012

The increase in receivables as of March 31, 2012 is primarily due to greater revenues earned in March 2012 than in September 2011. Receivables are usually paid to the Company within 10 days of the end of the preceding month.  The increase in accounts payables during the first half of fiscal 2012 is primarily due to a corresponding increase in commission payable, which is commensurate to our increase of commission revenues during the second quarter of fiscal 2012.  Changes in securities owned: marketable at market value are dependent upon overall market activity and opportunities.

Cash used in investing activities during the first half of fiscal 2012 amounted to $643,000 which was primarily due to an investment in an unconsolidated joint venture of $550,000, resulting from prior obligations and by recurring purchases of computer equipment of $93,000.

Cash provided by financing activities of $40,000 during the first half of fiscal 2012 amounted to $40,000 and resulted primarily from an issuance of convertible note payable of $3,100,000 which satisfied our obligations under an outstanding convertible note payable of $3,000,000.

Six months ended March 31, 2011

The decrease in receivables as of March 31, 2011 is primarily due to lower revenues in March 2011 as compared to September 2010.  Receivables are usually paid to the Company within 10 days of the end of the preceding month. The increase in accounts payables during the first half of fiscal 2012 is primarily due to a corresponding increase in commission payable, which is commensurate to our increase of commission revenues during the second quarter of fiscal 2011.  Changes in securities owned: marketable at market value are dependent upon overall market activity and opportunities.

Cash provided by investing activities during the first half fiscal 2011 amounted to $469,000 which was primarily due to the redemption of a note receivable of $500,000, offset by recurring purchases of computer equipment of $31,000.

Cash provided by financing activities of $1,700,000 during the first half of fiscal 2011 was primarily due to net proceeds from the issuance of Series D Preferred Stock and our shares of common stock aggregating $2,919,000, offset by principal repayments aggregating $1,050,000 of subordinated borrowings and notes payable.

Operating cash flows from period to period

Our cash flows from operating activities increased to $2,858,000 from $1,611,000 for the first half of fiscal year 2012 and 2011, respectively.   Such increase is primarily attributable to the following:

•	An increase in our accounts payable at March 31, 2012 due to increased commission payable earned during the quarter ended March 31, 2012, when compared to March 31, 2011 offset by;

•	A decrease in revenues during the first half of fiscal year 2012 offset by correlated commission and other compensation expenses.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six-months ended March 31, 2012, the Company has a net loss of $2,769,000 and a working capital deficit of approximately $4,772,000. For the fiscal year ended September 30, 2011 the Company had a net loss of $4,713,000 and had a working capital deficit of $3,936,000.

One of our convertible notes amounting to $3,000,000 matures on June 30, 2012.  The Company has also secured other convertible promissory notes aggregating $4,000,000 during March and April 2012, which may mature as early as January 2013, or, if certain conditions are met, in March 2015.  Such notes are unsecured, are solely the obligation of our parent company and not any of its operating subsidiaries, including our broker-dealer subsidiaries.  Such notes are due to entities affiliated to one of the Company’s directors and one of the Company’s former directors. Our plan is to satisfy our obligations under the $3,000,000 convertible note by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options.  Additionally, we intend to satisfy our obligations under the $4,000,000 convertible promissory note by either:  1) securing the acceptance of the holder of its capital restructuring, which would allow the Company to firmly extend the maturity of the note to March 2015, 2) encourage the holder to convert its note to the Company’s Series E Preferred Stock in due course.  While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all.  Should the Company default on the convertible notes and the lender forecloses on the debt, the operations of our subsidiaries will not be initially impacted. Should the Company default on the convertible notes and the lender forecloses on the debt, the operations of our subsidiaries will not be initially impacted. Following a default, the lender could potentially take action which could adversely affect the operations of one or more of the operating subsidiaries.

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

•
Transfers in and out of Level 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

•
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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The guidance amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for the Company beginning January 1, 2012. The new guidance became effective for the Company beginning January 1, 2012 but is not expected to have a material impact on our Fair Value disclosures.

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

The following table shows the quoted market values of marketable securities we owned ("long") , securities we sold but have not yet purchased ("short") , and net positions as of March 31, 2012:

	Long	Short	Net
Corporate stocks	$76,000	$-	$76,000
Corporate bonds	7,000	-	7,000
Government obligations	797,000	-	797,000
	$880,000	$-	$880,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $7,900,000.   The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $660,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2012 and September 30, 2011, are $201,000 and $310,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, except for the following:

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our future is dependent on our ability to sustain profitability and obtain additional financing. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

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
10.1
Securities Purchase Agreement by and between National Holdings Corporation and National Securities Growth Partners LLC, dated March 30, 2012, previously filed as Exhibit 10.1 to Form 8-K on April 4, 2012, and hereby incorporated by reference.

10.2
Registration Rights Agreement by and between National Holdings Corporation and National Securities Growth Partners LLC, dated March 30, 2012, previously filed as Exhibit 10.2 to Form 8-K on April 4, 2012, and hereby incorporated by reference.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

May 15, 2012	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer

May 15, 2012	By:	/s/ Alan B. Levin
Alan B. Levin Chief Financial Officer