Form 10-Q
period 2012-06-30
NATIONAL HOLDINGS CORP
filed 2012-08-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 10, 2012 there were 26,488,530 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2012

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

PART I.                      FINANCIAL INFORMATION
ITEM I.                      FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	June 30, 2012 (Unaudited)	September 30, 2011
Current Assets
Cash	$6,564,000	$6,698,000
Deposit with clearing organizations	1,107,000	1,157,000
Receivables from broker dealers and clearing organizations	2,910,000	2,714,000
Other receivables, net of allowance for uncollectible accounts of $419,000 and $310,000, respectively	969,000	299,000
Advances to registered representatives - Current portion	418,000	719,000
Securities owned: marketable – at market value	654,000	454,000
Securities owned: nonmarketable – at fair value	216,000	24,000
Other assets	581,000	647,000
Total Current Assets	13,419,000	12,712,000

Advances to registered representatives - Long term portion	446,000	233,000
Fixed assets, net	742,000	974,000
Intangible assets, net	621,000	1,087,000
Investment in unconsolidated joint venture	-	1,051,000
Other assets	283,000	304,000
Total Assets	$15,511,000	$16,361,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$10,279,000	$10,754,000
Payable to broker dealers and clearing organizations	148,000	139,000
Securities sold, but not yet purchased, at market	62,000	2,000
Convertible notes payable, net of debt discount of $- and $247,000, respectively	7,000,000	5,753,000
Total Current Liabilities	17,489,000	16,648,000

Accrued expenses and other liabilities - Long term portion	1,132,000	1,078,000
Total Liabilities, before subordinated borrowings and other liabilities	18,621,000	17,726,000

Subordinated borrowings	10,000	100,000

Total Liabilities	18,631,000	17,826,000

National Holdings Corporation Stockholders' Deficit
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; -0- and 46,050 shares issued and outstanding (liquidation preference: $4,605,000) at June 30, 2012 and September 30, 2011, respectively	-	-
Series C and D, convertible preferred stock, $0.01 par value, 10,000,000 shares authorized, 94,167 issued and outstanding	6,156,000	6,156,000
Series E, convertible preferred stock, $0.01 par value, 200,000 shares authorized, none issued and outstanding	-	-
Common stock, $.02 par value, 150,000,000 shares authorized; 26,088,530 and 17,276,704 shares issued and outstanding at June 30,2012 and September 30, 2011, respectively	522,000	409,000
Additional paid-in capital	46,128,000	45,066,000
Accumulated deficit	(55,952,000)	(53,128,000)
Total National Holdings Corporation Stockholders' Deficit	(3,146,000)	(1,497,000)

Non Controlling Interest	26,000	32,000

Total Liabilities and Stockholders' Deficit	$15,511,000	$16,361,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-month Period Ended June 30,		Nine-month Period Ended June 30,
	2012	2011	2012	2011
Revenues
Commissions	$18,328,000	$20,392,000	$51,927,000	$67,608,000
Net dealer inventory gains	4,280,000	3,650,000	11,129,000	11,241,000
Investment banking	3,897,000	3,124,000	12,884,000	6,395,000
Total commission and fee revenues	26,505,000	27,166,000	75,940,000	85,244,000

Interest and dividends	772,000	870,000	2,138,000	2,718,000
Transfer fees and clearing services	1,658,000	1,834,000	5,629,000	6,823,000
Other	2,155,000	2,170,000	5,990,000	5,882,000
Total Revenues	31,090,000	32,040,000	89,697,000	100,667,000

Operating Expenses
Commissions, compensation and fees	26,473,000	28,708,000	78,885,000	89,890,000
Clearing fees	421,000	483,000	1,256,000	1,641,000
Communications	1,157,000	1,132,000	3,519,000	3,401,000
Occupancy, equipment and other administrative costs	972,000	975,000	3,178,000	3,072,000
Professional fees	803,000	410,000	1,979,000	1,399,000
Interest	213,000	280,000	764,000	864,000
Taxes, licenses, registration	381,000	399,000	1,182,000	1,202,000
Total Operating Expenses	30,420,000	32,387,000	90,763,000	101,469,000

Net Income (Loss) from Operations	670,000	(347,000)	(1,066,000)	(802,000)

Other Expense
Loss on disposition of unconsolidated joint venture	-	-	(1,051,000)	-
Increase in fair value of derivative liabilities	-	-	-	(1,603,000)
Total Other Expense	-	-	(1,051,000)	(1,603,000)

Net Income (loss) before non-controlling interest	670,000	(347,000)	(2,117,000)	(2,405,000)
Non-controlling interest	9,000	(21,000)	(8,000)	(24,000)
Net income (loss)	661,000	(326,000)	(2,109,000)	(2,381,000)

Preferred stock dividends	-	(103,000)	(93,000)	(310,000)

Net income (loss) attributable to common stockholders	$661,000	$(429,000)	$(2,202,000)	$(2,691,000)

EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) attributable to common stockholders: Basic	$0.03	$(0.02)	$(0.09)	$(0.06)

Net income (loss) attributable to common stockholders: Diluted	$0.02	$(0.02)	$(0.09)	$(0.06)

Weighted average number of shares outstanding: Basic	26,088,530	20,446,704	24,597,181	19,444,396
Weighted average number of shares outstanding: Diluted	45,380,222	20,446,704	24,597,181	19,444,396

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine-month period ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,109,000)	$(2,381,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	804,000	944,000
Amortization of forgivable loans to brokers	204,000	316,000
Loss on disposition of unconsolidated joint venture	1,051,000	-
Amortization of note discount	247,000	297,000
Fair value of options	10,000	257,000
Provision bad debt	109,000	(14,000)
Net realized and unrealized loss/gain on securities	(129,000)	(71,000)
Non-controlling interest	(8,000)	(24,000)
Increase in fair value of derivative liabilities	-	1,603,000
Changes in assets and liabilities
Deposits with clearing organizations	50,000	2,000
Receivables from broker-dealers, clearing organizations and others	(196,000)	(18,000)
Other receivables	(779,000)	(173,000)
Advances to registered representatives	(116,000)	4,000
Securities owned: marketable, at market value	(263,000)	(977,000)
Securities owned: non-marketable, at fair value	-	4,000
Other assets	87,000	120,000
Accounts payable, accrued expenses and other liabilities	581,000	529,000
Payable to broker dealers and clearing organizations	9,000	(12,000)
Securities sold, but not yet purchased, at market	60,000	-
Net cash used in operating activities	(388,000)	406,000

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of note receivable	-	500,000
Capital contribution to unconsolidated joint venture	(550,000)	(501,000)
Purchase of fixed assets	(106,000)	(262,000)
Net cash used in investing activities	(656,000)	(263,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of subordinated borrowings	(90,000)	(620,000)
Repayment of notes payable	(3,000,000)	(500,000)
Proceeds from issuance of convertible note payable	4,000,000	-
Proceeds from issuance of common stock	-	1,585,000
Proceeds from issuance of preferred stock	-	1,334,000
Payment of financing costs	-	(169,000)
Net cash provided by financing activities	910,000	1,630,000

NET (DECREASE) INCREASE IN CASH	(134,000)	1,773,000

CASH BALANCE
Beginning of the period	6,698,000	5,390,000
End of the period	$6,564,000	$7,163,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$99,000	$170,000
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends	$715,000	$310,000
Fair value of shares of common stock to satisfy liabilities	$450,000	$-
Conversion of Series A Preferred Stock to shares of common stock	$83,000	$-
Reclassification of liability contracts to equity	$-	$6,464,000
Embedded conversion features upon issuance	$-	$530,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated financial statements as of June 30, 2012 and for the nine-months ended June 30, 2012 and 2011 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year 2012.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine-months ended June 30, 2012, the Company has a net loss of $2,109,000 and a working capital deficit of approximately $4,070,000 as of June 30, 2012. For the fiscal year ended September 30, 2011 the Company had a net loss of $4,713,000 and had a working capital deficit of $3,936,000 as of September 30, 2011.

The Company has secured convertible promissory notes aggregating $4,000,000 during March and April 2012, which may mature as early as January 2013, or, if certain conditions are met, in March 2015.  We used a portion of the proceeds from the convertible promissory notes to satisfy a $3,000,000 convertible promissory note which matured in March 2012. The Company also has a $3,000,000 convertible promissory note which initially matured in June 2012; the Company intends to extend the note to January 2013, under certain conditions.  Such notes are unsecured, are solely the obligation of our parent company and not any of its operating subsidiaries, including our broker-dealer subsidiaries.  Such notes are due to entities affiliated to one of the Company’s directors and one of the Company’s former directors. Our plan is to satisfy our remaining obligations under the $3,000,000 convertible note  by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options.  Additionally, we intend to satisfy our obligations under the $4,000,000 convertible promissory note by either:  1) securing the acceptance of the holder of its capital restructuring, which would allow the Company to firmly extend the maturity of the note to March 2015, or 2) encourage the holder to convert its note to the Company’s Series E Preferred Stock in due course.  While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all.  Should the Company default on the convertible notes and the lender forecloses on the debt, the operations of our subsidiaries will not be initially impacted.  However, following default, the lender could potentially liquidate the holdings of our operating subsidiaries sometime in the future in accordance with applicable SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) (formerly the National Association of Securities Dealers) rules and regulations.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with the Company. We have established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings where necessary in accordance with GAAP. In establishing these liabilities, our management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of June 30, 2012 and September 30, 2011, we accrued approximately $610,000 and $310,000 respectively for these matters. These claims may be covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

The Company also routinely uses estimates in, among other things, determining the period over which it depreciates its assets, the level of its uncollectible accounts receivables, and the realizable value of the of its nonmarketable securities. In the Company’s continuing process of obtaining additional information and revising estimates, it accounts for such changes in estimates either in the period of change if the change affects that period only, or the period of change and future periods if the change affects both.

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

Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent.  Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.  Investment banking revenues are recognized when the revenues are realizable.

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

The Company had securities owned- nonmarketable including warrants it received as partial compensation from clients for investment banking services and subordinated borrowings as Level 2 assets and liabilities as of June 30, 2012 and September 30, 2011. The carrying amounts of the convertible promissory notes at June 30, 2012 and September 30, 2011 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2012 and September 30, 2011, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.  The fair value of the derivative liabilities is based on the quoted market prices of the Company’s stock.

The warrants issued by the clients to the Company as partial compensation for banking services are not readily convertible to cash pursuant to ASC 605-10-20.  Accordingly, they are classified as non-marketable securities.  Once the securities underlying the warrants have quoted prices available in an active market that can rapidly absorb the quantity held by the Company without significantly affecting the price, the Company attributes a value to the warrants based on the respective price of the warrants and the quoted prices of the securities underlying the warrants.

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

The Company assessed the classification of its derivative financial instruments as of June 30, 2012, which consist of common stock purchase warrants, and determined that such warrants are equity contracts.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.”

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

The Company accounted for the embedded conversion features included in its Series C Preferred Stock and the Series D Preferred Stock as well as the related warrants and the warrants issued in connection with the issuance of the Company’s shares of common stock during the period between October 1, 2010 and March 31, 2011 as derivative liabilities . At March 31, 2011, all such financial instruments were reclassified as equity contracts.

Net Income (Loss) per Common Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted.

	Three months ended		Nine months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income (loss)	$661,000	$(326,000)	$(2,109,000)	$(2,380,000)
Preferred stock dividends	-	(103,000)	(93,000)	(310,000)
Interest on convertible notes payable	105,000	-	-	-
Increase in fair value of derivative liabilities	-	-	-	1,603,000
Numerator for basic earnings per share- income (loss) attributable to common stockholders - as adjusted	766,000	(429,000)	(2,202,000)	(1,087,000)

Numerator for diluted earnings per share-net loss attributable to common stockholders - as adjusted	$766,000	$(429,000)	$(2,202,000)	$(1,087,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	26,088,530	20,446,704	24,597,181	19,444,396
Effect of dilutive securities:
Assumed conversion of Series A preferred stock	-	-	-	-
Assumed conversion of Series C and D preferred stock	9,416,692	-	-	-
Stock options	-	-	-	-
Warrants	-	-	-	-
Assumed conversion of convertible notes payable	9,875,000	-	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	45,380,222	20,446,704	24,597,181	19,444,396

Loss per share:
Net income (loss) available to common stockholders
Basic	$0.03	$(0.02)	$(0.09)	$(0.06)

Diluted	$0.02	$(0.02)	$(0.09)	$(0.06)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month period ended June 30,		Nine-month period ended June 30,
	2012	2011	2012	2011
Series A Preferred Stock	-	3,684,000	1,228,000	3,684,000
Series C and D Preferred Stock	-	9,416,692	9,416,692	9,416,692
Convertible notes payable	-	3,375,000	5,541,667	3,375,000
Options	2,505,209	4,077,625	3,122,071	4,421,231
Warrants	14,717,941	15,773,941	14,683,441	14,067,275
	17,223,150	36,327,258	33,991,871	34,964,198

The anti-dilutive common shares outstanding at June 30, 2012 and 2011 are as follows:

	June 30,
	2012	2011
Series A Preferred Stock	-	3,684,000
Series C Preferred Stock	-	3,416,692
Series D Preferred Stock	-	6,000,000
Convertible notes payable	-	3,375,000
Options	2,465,507	3,880,973
Warrants	14,717,941	15,173,941
	17,183,448	35,530,606

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

The Company did not grant options during the three and nine-month periods ended June 30, 2012 and 2011.

The following activity occurred under our plan:

	Three-month period ended June 30 31,
	2012	2011

Fair value of options recognized as expense:	$1,000	$58,000

	Nine-month period ended June 30,
	2012	2011

Fair value of options recognized as expense:	$10,000	$257,000

The total compensation cost related to non-vested options not yet recognized amounted to approximately $4,000 at June 30, 2012 and the Company expects that it will be recognized over the following weighted-average period of 8 months.

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

Securities Owned

Marketable securities which consist of publicly traded unrestricted common stock and bonds are valued at the closing price on the valuation date.  Non-marketable securities consist partly of restricted common stock and of non-tradable warrants exercisable into either freely tradable or restricted common or preferred stock of public companies. They are carried at fair value as determined based on the market price of the underlying security.

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

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At June 30, 2012 and September 30, 2011, the receivables of $2,910,000 and $2,714,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions.  At June 30, 2012 and September 30, 2011, the amounts payable to broker-dealers and clearing organizations of $148,000 and $139,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 6. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

The following tables show the fair market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of June 30, 2012 and September 30, 2011:

Fair Value Measurements

As of June 30, 2012
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$52,000	-	-	$52,000
Corporate bonds	6,000	-	-	6,000
Government obligations	596,000	-	-	597,000
Restricted stock	-	20,000	-	19,000
Common and preferred stock warrants	-	196,000	-	196,000
	$654,000	$216,000	$-	$870,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$13,000	-	-	$13,000
Corporate bonds	-	-	-	-
Government obligations	49,000	-	-	49,000
Restricted stock	-	-	-	-
	$62,000	$-	$-	$62,000

As of September 30, 2011
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$154,000	-	-	$154,000
Corporate bonds	-	-	-	-
Government obligations	300,000	-	-	300,000
Restricted stock	-	24,000	-	24,000
Common and preferred stock warrants	-	-		-
	$454,000	$24,000	$-	$478,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$2,000	-	-	$2,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$2,000	$-	$-	$2,000

Transfers within the Fair Value Hierarchy

The Company assesses our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observation levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no transfers between our Level 1 and Level 2 classified instruments during the nine-month period ended June 30, 2012.

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

The Company made cash contributions of $ 501,000 and $550,000 in the joint venture in June 2011 and March 2012, respectively.  Opus did not earn revenues or incur expenses since inception through the time the Company relinquished its interest.

Summarized information from the balance sheet and statement of operations for Opus as of June 30, 2012 and from of the date of inception (January 2011) through June 30, 2012 were as follows:

Balance sheet	June 30, 2012	September 30, 2011
Current Assets	$-	$1,051,000
Non-current assets	-	-
Current liabilities	-	-
Non-current liabilities	-	-

Statement of Operations	Nine-month period Ended June 30, 2012	From inception to March 31, 2011
Revenues	-	-
Income (loss) from operations	-	-
Net income (loss)	-	-

All capital due to be contributed to the joint venture was paid to the joint venture as of June 30, 2012. The Company previously owed capital contributions of $550,000 to the joint venture at September 30, 2011.  Such capital contributions payable were recognized as additional investment in unconsolidated joint venture and accounts payable at September 30, 2011.

In April 2012, the Company paid $550,000 representing the balance of its capital contribution to the joint venture and subsequently relinquished its interest in Opus.  Consequently, the Company recognized a loss on disposition in its unconsolidated joint venture of $1,051,000 at June 30, 2012.

NOTE 8. OTHER ASSETS

Net current and non-current other assets consist of the following:

	June 30, 2012	September 30, 2011
Pre-paid expenses	$404,000	$680,000
Deposits	298,000	88,000
Investments in unaffiliated entity	162,000	157,000
Deferred financing costs	-	26,000
Total	$864,000	$951,000

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Net current and non-current accounts payable, accrued expenses and other liabilities consist of the following:

	June 30, 2012	September 30, 2011
Commissions payable	$5,970,000	$5,363,000
Deferred clearing fee credits	279,000	363,000
Telecommunication vendors payable	57,000	77,000
Legal payable	507,000	306,000
Deferred rent payable	252,000	268,000
Accrued compensation	581,000	581,000
Due to joint venture	-	550,000
Capital lease liability	303,000	415,000
Other vendors	3,462,000	3,909,000
Total	$11,411,000	$11,832,000

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

During April 2011, the Company’s shareholders approved an increase of its authorized shares of common stock from 50,000,000 to 150,000,000 and its authorized shares of preferred stock from 200,000 to 10,000,000. Additionally, the subsequent financing reset provision of Series D Preferred Stock  and related warrants lapsed in March 2011.  Furthermore, the Company believes that, as of June 30, 2011, the likelihood that it will enter into any financing terms which would trigger resets of the conversion price of the Series C Preferred Stock and of the exercise price of the related warrants prior to July 2011 was remote.

The Company accounted for the embedded conversion features included in its Series C Preferred Stock and Series D Preferred Stock as well as the related warrants and the warrants issued in connection with the issuance of the Company’s shares of common stock during December 2010 as derivative liabilities through June 30, 2011. At June 30, 2011, all such financial instruments were reclassified as equity contracts.

There were no derivative liabilities at June 30, 2012, and September 30, 2011.

The fair value of the embedded conversion features and warrants outstanding and issued as of December 31, 2011 and at their date of issuance during the three-month period ended December 31, 2010 were based on the Company’s quoted traded price and the Black Scholes method, respectively, at each measurement date.

The fair value of the derivative instruments were based on the following assumptions:

	March 31, 2011 (prior to reclassification)			Issuance during the six-month period ended March 31, 2011			September 30, 2010
Embedded Conversion Features:
Exercise price			$0.50		N/A				$0.40
market value			$0.50		N/A				$0.40

Warrants:
Effective Exercise price		$0.50			$0.50			$0.50
Effective Market price	$0.48	-	$0.50	$0.34	-	$0.35	$0.34	-	$0.40
Volatility		75%			75%			76%
Risk-free interest		2.24%			2.06%			1.27%
Terms (years)	4.25	-	4.75		5			5
Expected dividend rate		0%			0%			0%

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

NOTE 11. CONVERTIBLE NOTES PAYABLE

In March 2008, the Company completed a financing transaction under which an investor made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share.  The promissory note matured in March 2012, was convertible into common stock at a price of $2.00 per share and had a stated interest rate of 10% per annum. Using professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument.  These amounts, totaling approximately $791,000, were recorded as a debt discount and fully amortized as a charge to interest expense over the life of the promissory note. The Company repaid this note on March 30, 2012 with all accrued interest.

In June 2008, the Company completed a financing transaction under which the same investor made an additional investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 468,750 shares of common stock at an exercise price of $2.00 per share.  The promissory note matured in June 2012, is convertible into common stock at a price of $1.60 per share and has a stated interest rate of 10% per annum; the Company intends to extend the note to January 2013, under certain conditions. Under professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument.  These amounts, totaling approximately $789,000, have been recorded as a debt discount and were charged to interest expense over the life of the promissory note.

In March 2012 and April 2012, the Company completed a transaction under which the Company issued, in aggregate $4.0 million in convertible promissory notes.  The notes bear interest at 6% per annum.  The notes mature on the earlier of 1) 10 business days after delivery by the holder of the note of a notice to maturity-which may not be issued prior to December 31, 2012, or 2) March 31, 2015, provided that the Company completes a restructuring of its capital in manner satisfactory to the holder.  The notes are convertible into 80,000 shares of the Company’s Series E Preferred Stock.  Upon conversion, the holders will also receive 8,000,000 warrants, exercisable at $0.50 per share of the Company’s common stock.

The following table summarizes convertible notes payable at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
10% convertible notes payable	$3,000,000	$6,000,000
6% convertible note payable	4,000,000	-
Less: Debt discount	-	(247,000)
	$7,000,000	$5,753,000

The Company incurred interest expense related to its convertible notes of approximately $511,000 and $448,000 during the nine-month periods ended June 30, 2012 and 2011 respectively.

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

This note was made by one of the Company’s former directors. The Company paid the balance owed on this note in March 2011. Interest expense of $6,000 was recorded related to this note for the nine-month period ended June 30, 2011.

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

In July 2009, National Securities was approved by the FINRA to receive a subordinated loan from Legent for $250,000, bearing interest at the rate of 4.5% payable monthly.  This loan was granted subsequent to National Securities signing a clearing agreement with Legent to clear a portion of the business.  This loan began principal repayment at a minimum of $10,000 per month or $10 per transaction, whichever is greater, starting July 31, 2010. Some or all of this repayment may be funded by transactional credits depending on the amount of business conducted through Legent on a monthly basis. The balance owed to Legent was $10,000 and $100,000 as of June 30, 2012 and September 30, 2011 respectively. As of July 2012 the balance of the loan was fully repaid.

In May 2012, National Securities Corporation was approved by the FINRA to receive a 6% temporary subordinated loan for $1,500,000 from National Financial Services, its primary clearing firm. The loan is for a period of not more than 45 days in order to allow one of the Company’s operating subsidiaries to participate in public underwritings.  This note was repaid in June 2012.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $10,300,000. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $960,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2012 and September 30, 2011, are $610,000 and $310,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $495,000 and $762,000 for the nine-month periods ended June 30, 2012 and 2011, respectively.

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
Issuance of shares to satisfy certain liabilities

During the nine-month period ended June 30, 2012, the Company issued 1,500,000 shares of its common stock to satisfy certain liabilities.  The aggregate fair value of the shares amounted to $450,000.

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

During the nine-month period ended June 30, 2012 and 2011, the Company recognized $93,000 and $310,000 of dividends on its Series A Preferred Stock.  The accumulated dividends on the Company’s 46,050 issued and outstanding shares of Series A Preferred Stock was $715,000, at the automatic conversion date, December 21, 2011.  At such date, all accumulated dividends were to be paid, resulting in the issuance of 5,723 shares of Series A Preferred Stock. The Company is in the process of issuing 4,141,826 shares of its common stock to satisfy its obligations pursuant to the conversion of 51,773 shares of Series A Preferred Stock. The conversion of these shares has not yet been completed as of the date of this report.

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

Series E Preferred Stock

In June 30, 2012, the Company designated its Series E Preferred Stock, par value $0.01 per share, at a price of $50 per share.  The authorized number of shares of Series E Preferred Stock is 200,000.  None were issued at June 30, 2012.

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

NOTE 16. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital.  National Securities has elected to use the alternative standard method permitted by the rule.  This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At June 30, 2012, National Securities had net capital of approximately $728,000 which exceeded its requirement by approximately $478,000.

In addition to the net capital requirements, each of vFinance Investments and EquityStation is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At June 30, 2012, vFinance Investments had net capital of approximately $1,495,000, which was approximately $495,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 172%. At June 30, 2012, EquityStation had net capital of approximately $163,000 which was approximately $113,000 in excess of its required net capital of $50,000, and its percentage of aggregate indebtedness to net capital was 89%. In February, at the request of EquityStation, FINRA approved a reduction in the minimum net capital EquityStation is required to maintain to $50,000. This change was effective February 2, 2012.  Each of the Broker Dealer Subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as none of them carry the accounts of their customers on their books nor perform custodial functions related to customer securities.

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

As of June 30, 2012, we had approximately 1,004 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 80 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. These independent operators, many of whom are financial planners, are required to pay their own expenses. This independent contractor model calls for a much higher payout percentage, (typically in the 70-90% range) than the traditional employee model of brokerage which typically only pays between 25-50% of production.

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

Business Environment in the First Nine Months of Fiscal 2012

The market conditions which negatively impacted our retail activities as well as our peers during the first nine months of fiscal 2012 were as follows:

•	The market’s lack of confidence in the repayment of certain sovereign debts held by a number of financial institutions and other investors;
•
High US unemployment, tax, regulatory and economic uncertainties which impacted the operating results and financing opportunities for companies in the micro, small and midcap market in which we are active; and

•
Lack of predictability in the economic recovery resulted in declining interest in various sectors and the market as a whole in which our retail activities are focused. This translated into unusual volatility and lack of liquidity in the capital markets. This caused a decline in brokerage activity, and accordingly, our revenues during the first quarter of our fiscal 2012.

It is not practical to determine to what extent such market conditions will continue, or whether they will improve or worsen.  It is also difficult to predict which future events will impact the market conditions in the future.  Accordingly, we are unable to determine any particular trend in our revenues and certain expenses, such as commission expenses, to the extent that they are correlated to revenues.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Our third quarter of fiscal year 2012 resulted in a decrease in revenues, with a higher decrease in operating expenses compared to the same period last year.  As a result, we reported a net operating income of $670,000 for the third quarter of fiscal year 2012 compared with a net operating loss of $347,000 for the third quarter of fiscal years 2011.

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions	$18,328,000	$20,392,000	$(2,064,000)	-10%
Net dealer inventory gains	4,280,000	3,650,000	630,000	17%
Investment banking	3,897,000	3,124,000	773,000	25%
Interest and dividends	772,000	870,000	(98,000)	-11%
Transfer fees and clearance services	1,658,000	1,834,000	(176,000)	-10%
Other	2,155,000	2,170,000	(15,000)	-1%
	$31,090,000	$32,040,000	$(950,000)	-3%

Total revenues decreased $950,000, or 3%, in the third quarter of fiscal year 2012 to $31,090,000 from $32,040,000 in the third quarter of fiscal year 2011.  The decrease in revenues is primarily due to less favorable market conditions as described in our overview of the business environment. Commission revenue decreased $2,064,000, or 10%, to $18,328,000 from $20,392,000 during the third quarter of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease in commissions was primarily due to lower revenues which were attributable to a lower volume of transactions made on behalf of our clients, which is due to generally less favorable market conditions for corporate securities. Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $630,000, or 17%, to $4,280,000 from $3,650,000 during the third quarter of fiscal year 2012 compared with the same period in fiscal year 2011.  The increase is primarily due to more favorable trading conditions affecting our market making and fixed income trading activities in the quarter ended June 30, 2012 as compared to the same quarter in 2011.

Investment banking revenue increased $773,000, or 25% to $3,897,000 from $3,124,000 during the third quarter of 2012 compared to the same period in fiscal year 2011.  This increase was attributable to a larger number of successful capital raising events for clients, and advisory and consulting services provided during the quarter. Interest and dividend income decreased by $98,000 or 11%, to $772,000 from $870,000 in the third quarter of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease is primarily attributable to somewhat lower customer margin account balances, lower customer free cash balances and slightly lower prevailing interest rates during the quarter.  Transfer fees and clearance services decreased $176,000 or 10%, to $1,658,000 in the third quarter of fiscal year 2012 from $1,834,000 in the third quarter of fiscal year 2011, resulting from a lower number of transactions made on behalf of our clients during the most recent quarter.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, decreased $15,000, or 1%, to $2,155,000 from $2,170,000 during the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011.  The decrease is due primarily to a slightly lower total of assets under management due to the loss of a few independent investment advisors in our registered investment advisory firm, National Asset Management.

Operating expenses

In comparison with the 3% decrease in total revenues, total expenses decreased by $1,967,000, or 6%, to $30,420,000 for the third quarter of fiscal year 2012 compared to $32,387,000 in the third quarter of fiscal year 2011.  This decrease in total expenses is primarily a result of a decrease in commission expense which is consistent with the decrease in commission revenues offset by the increase in investment banking revenue.

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions, compensation, and fees	$26,473,000	$28,708,000	$(2,235,000)	-8%
Clearing fees	421,000	483,000	(62,000)	-13%
Communications	1,157,000	1,132,000	25,000	2%
Occupancy, equipment and other administrative expenses	972,000	975,000	(3,000)	0%
Professional fees	803,000	410,000	393,000	96%
Interest	213,000	280,000	(67,000)	-24%
Taxes, licenses and registration	381,000	399,000	(18,000)	-5%
	$30,420,000	$32,387,000	$(1,967,000)	-6%

Commissions, compensation, and fees, which primarily includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $2,235,000, or 8%, to $26,473,000 in the third quarter of fiscal year 2012 from $28,708,000 in the third quarter of fiscal year 2011.  The disproportionate decrease in commissions, compensation and fees is as a result of our mix of business. Commissions are paid out at varying percentages relative to income type. The increase in banking revenue and net dealer inventory gains which are paid out at a lower relative percentage offset by the decrease in commission revenue which is paid out at a higher expense caused this larger than normal decrease in these costs. Commission expense also includes the amortization of advances to registered representatives aggregating $61,000 and $88,000 for the third quarter of fiscal year 2012 and 2011, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $1,000 and $58,000 in third quarter of fiscal years 2012 and 2011, respectively.

Clearing fees decreased $62,000, or 13%, to $421,000 in the third quarter of fiscal year 2012 from $483,000 in the third quarter of fiscal year 2011. The decrease in clearing fees is commensurate with a decrease in transaction based commission revenue in the third quarter of fiscal year 2012.

Communications expenses increased by $25,000, or 2%, to $1,157,000 in the third quarter of fiscal year 2012 from $1,132,000 in the third quarter of fiscal year 2011.  This increase is primarily due to a temporary duplication in costs necessitated by the replacement of our primary phone system in our headquarters in New York due to fire damage. As of July 2012, the Company completed negotiations with its primary carrier and expects to see a savings of approximately $10,000 per month starting in August 2012. Occupancy, equipment and other administrative expenses decreased $3,000, or less than 1%, to $972,000 from $975,000 in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011. Occupancy, equipment and other administrative expenses are at substantially the same levels in the third quarter of 2012 compared to the prior year period.

Professional fees increased $393,000, or 96%, to $803,000 from $410,000 in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011.  The quarter over quarter increase in professional fees is due in part to the addition of $53,000 in services provided in conjunction with the startup of a new trading group, and the balance as a result of generally higher legal fees incurred in defense of arbitration and litigation because in the same quarter of 2011 the Company received reimbursements from its insurance company in conjunction with two settlements.

Interest expense decreased by $67,000, or 24%, to $213,000 from $280,000 in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011.  The decrease is primarily due to lower amortization of debt discount and lower rates on interest bearing debt.  There were no amortization of debt discount during the third quarter of 2012, as it had been fully recorded by the second quarter of 2012 and we satisfied a $3.0 million note bearing interest at 10% with a $4.0 million note bearing interest at 6% at the beginning of the third quarter of 2012. Taxes, licenses and registration decreased $18,000, or 6%, to $381,000 from $399,000 in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011.  This decrease in taxes, licenses and registration is the timing of certain annual invoices that were billed in March 2011 and in April of 2012.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Revenues

Our first nine-months of fiscal year 2012 resulted in a decrease in revenues, with a commensurate decrease in variable expenses compared to the same period last year.  As a result, we reported a net operating loss of $1,066,000 compared with a net operating loss of $802,000 for the first nine months of fiscal years 2012 and 2011, respectively.

	Nine Month Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions	$51,927,000	$67,608,000	$(15,681,000)	-23%
Net dealer inventory gains	11,129,000	11,241,000	(112,000)	-1%
Investment banking	12,884,000	6,395,000	6,489,000	101%
Interest and dividends	2,138,000	2,718,000	(580,000)	-21%
Transfer fees and clearance services	5,629,000	6,823,000	(1,194,000)	-17%
Other	5,990,000	5,882,000	108,000	2%
	$89,697,000	$100,667,000	$(10,970,000)	-11%

Total revenues decreased $10,970,000, or 11%, in the first nine months of fiscal year 2012 to $89,697,000 from $100,667,000 in the first nine months of fiscal year 2011.  The decrease in revenues is primarily due to less favorable market conditions in retail brokerage offset by an increase in investment banking as described in our overview of the business environment. Commission revenue decreased $15,681,000, or 23%, to $51,927,000 from $67,608,000 during the first nine months of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease in commissions was primarily due to lower revenues which were attributable to lower volume of transactions we made on behalf of our clients, which is attributable to generally less favorable market conditions for corporate securities.  Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $112,000, or 1%, to $11,129,000 from $11,241,000 during the first nine months of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease is primarily due to less favorable trading conditions affecting our market making and fixed income trading activities in the first six months of fiscal year 2012 with a fairly large increase in the third quarter as described in the discussion about the three month ended June 20, 2012, as compared to the same period in fiscal year 2011.

Investment banking revenue increased $6,489,000, or 101%, to $12,884,000 from $6,395,000 during the first nine months of 2012 compared to the same period in fiscal year 2011.  This increase was attributable to a larger number of successful capital raising events for clients, and advisory and consulting services provided during the quarter. Interest and dividend income decreased by $580,000, or 21%, to $2,138,000 from $2,718,000 in the first nine months of fiscal year 2012 compared with the same period in fiscal year 2011.  The decrease is primarily attributable to somewhat lower customer margin account balances, lower customer free cash balances and slightly lower prevailing interest rates during the first nine months of fiscal year 2012.  Transfer fees and clearance services decreased $1,194,000, or 17%, to $5,629,000 in the first nine months of fiscal year 2012 from $6,823,000 in the first nine months of fiscal year 2011, resulting from a lower number of transactions made on behalf of our clients during the most recent quarter.

Other revenue, consisting of asset management fees, miscellaneous transaction fees and trading fees and other investment income, increased $108,000, or 2%, to $5,990,000 from $5,882,000 during the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011.  The increase is due primarily to an increase in weighted-average assets under management in our registered investment advisory firm, National Asset Management during the first nine months of fiscal 2012 when compared to the same period in fiscal 2011.

Operating expenses

In comparison with the 11% decrease in total revenues, total operating expenses decreased by $10,706,000, or 11%, to $90,763,000 for the first nine months of fiscal year 2012 compared to $101,469,000 in the first nine months of fiscal year 2011. This decrease in total expenses is primarily a result of a decrease in commissions, compensation, and fees which is consistent with the decrease in commission revenues offset by the increase in investment banking revenue and the commissions thereon.

	Nine Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions, compensation, and fees	$78,885,000	$89,890,000	$(11,005,000)	-12%
Clearing fees	1,256,000	1,641,000	(385,000)	-23%
Communications	3,519,000	3,401,000	118,000	3%
Occupancy, equipment and other administrative expenses	3,178,000	3,072,000	106,000	3%
Professional fees	1,979,000	1,399,000	580,000	41%
Interest	764,000	864,000	(100,000)	-12%
Taxes, licenses and registration	1,182,000	1,202,000	(20,000)	-2%
	$90,763,000	$101,469,000	$(10,706,000)	-11%

Commissions, compensation, and fees, which primarily includes expenses related to commission revenue, net dealer inventory gains and investment banking, decreased $11,005,000, or 12%, to $78,885,000 in the first nine months of fiscal year 2012 from $89,890,000 in the first nine months of fiscal year 2011.  The decrease is primarily attributable to a decrease in commission expense related retail commission revenues offset by a smaller increase in commission expense related to investment banking revenue and net dealer inventory gains. Commission expense also includes the amortization of advances to registered representatives aggregating $204,000 and $316,000 for the first nine months of fiscal year 2012 and 2011, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.  Employee compensation includes the amortization of the fair value associated with stock based compensation of $10,000 and $258,000 in first nine months of fiscal years 2012 and 2011, respectively.

Clearing fees decreased $385,000, or 23%, to $1,256,000 in the first nine months of fiscal year 2012 from $1,641,000 in the first nine months of fiscal year 2011. The decrease in clearing fees is commensurate with a decrease in clearance services revenues in the first nine months of fiscal year 2012.

Communications expenses increased by $118,000, or 3%, to $3,519,000 in the first nine months of fiscal year 2012 from $3,401,000 in the first nine months of fiscal year 2011.  This increase is primarily due to a temporary duplication in costs necessitated by the replacement of our primary phone system in our headquarters in New York due to fire damage, which occurred during the first quarter of fiscal 2012. Occupancy, equipment and other administrative expenses increased $106,000, or 3%, to $3,178,000 from $3,072,000 in the first nine months of fiscal year 2012 compared to the same period in fiscal year 2011.  This increase is primarily due increased settlements with customer from claims , which occurred primarily in the first quarter of fiscal year 2012, offset by rental abatements for the damaged New York office granted pursuant to our lease.

Professional fees increased $580,000, or 41%, to $1,979,000 from $1,399,000 in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011.  The increase in professional fees is primarily a result of continued litigation costs associated with the New York City property rental abatement issue coupled with generally higher legal costs associated with arbitrations and civil matters and the consulting fees associated with the trading group brought on in April. The rental abatement issue was resolved in April 2012. Additionally, in the same quarter of 2011 the Company received reimbursements from its insurance company in conjunction with two settlements of approximately $350,000.

Interest expense decreased by $100,000, or 12%, to $764,000 from $864,000 in the nine months of fiscal year 2012 compared to the same period in fiscal year 2011.  The decrease is primarily due the payoff of $3,000,000 of debt in March, lower amortization of debt discount and lower rates on the remaining interest bearing debt. There was no amortization of debt discount during the third quarter of 2012, as it had been fully recorded by the second quarter of 2012 and we satisfied a $3.0 million note bearing interest at 10% with a $4.0 million note bearing interest at 6% at the beginning of the third quarter of 2012. Taxes, licenses and registration decreased $20,000, or 2%, to $1,182,000 from $1,202,000 in the first nine months of fiscal year 2012 compared to the same period in fiscal year 2011. This decrease is not meaningful.

Loss on disposition of unconsolidated joint venture

In April 2012, we relinquished our interest in an unconsolidated joint venture, Opus, resulting in a loss of disposition of such investment of $1,051,000 which was recorded at June 30, 2012.  We did not incur such losses during the first half of fiscal year 2011.

Increase in fair value of derivative liabilities

The fair value of derivative liabilities, as computed between measurement dates, increased by $1,603,000   during the nine-month period ended June 30, 2011.  We did not have any derivative liabilities outstanding during the nine-month period ended June 30, 2012.  The increase in fair value of derivative liabilities is primarily due an increase in our quoted price per share between measurement dates, which is one of the main assumptions in our computation of derivative liabilities

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.  For the three months ended June 30, 2012 and 2011, EBITDA, as adjusted, was $1,247,000 and $452,000 respectively. The increase of $795,000 in the three months ended June 30, 2012 over 2011 is primarily due to a decrease in revenues from our lower profit margin retail activity offset by an increase in our higher profit margin investment banking and trading activity.

For the nine months ended June 30, 2012 and 2011, EBITDA, as adjusted, was $1,052,000 and $1,738,000 respectively.  This decrease of $686,000 in the nine months ended June 30, 2012 over 2011 resulted from a decrease in sales offset by a corresponding decrease in commissions and clearing costs, which occurred primarily during the first quarter of fiscal 2012 and an increase in operating costs primarily in occupancy, equipment and other administrative costs due increased settlements with customers from claims offset by rental abatements for the fire damaged New York office granted pursuant to our lease.

The following table presents a reconciliation of EBITDA, as adjusted, to net loss as reported in accordance with generally accepted accounting principles, or GAAP.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net income (loss), as reported	$661,000	$(326,000)	$(2,109,000)	$(2,381,000)
Interest expense	213,000	280,000	764,000	864,000
Taxes	34,000	46,000	116,000	110,000
Depreciation	122,000	151,000	410,000	478,000
Amortization	155,000	155,000	466,000	489,000
EBITDA	1,185,000	306,000	(353,000)	(440,000)
Non-cash compensation expense	1,000	58,000	10,000	258,000
Non-cash other administrative expense	-	-	140,000	-
Forgivable loan write down	61,000	88,000	204,000	316,000
Loss on disposition of joint venture	-	-	1,051,000	-
Change in fair value of derivative	-	-	-	1,603,000
EBITDA, as adjusted	$1,247,000	$452,000	$1,052,000	$1,737,000

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

Sources of liquidity and capital resources
	Ending Balance at June 30,		Average Balance during first nine months of
	2012	2011	2012	2011
Cash	$6,564,000	$7,163,000	$6,631,000	$6,277,000
Receivables from broker-dealers and clearing organizations	2,910,000	3,536,000	2,812,000	3,527,000
Marketable securities	654,000	1,728,000	554,000	1,204,000

Accounts payable, accrued expenses, other liabilities and payable to broker dealers and clearing organizations	11,559,000	12,629,000	11,765,000	12,371,000
Convertible notes payable excluding debt discount	7,000,000	6,000,000	6,333,333	6,000,000
Notes payable	-	-	-	250,000
Subordinated borrowings	10,000	130,000	55,000	440,000

At June 30, 2012 and 2011, 65% and 64%, respectively, of our total assets consisted of cash and cash equivalents, marketable securities owned and receivables from clearing brokers and other broker-dealers.  The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.  Allocation of cash into marketable securities classes are dependent upon overall market activity, but the majority of our securities owned are in municipal securities and common stock.

Our broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.  Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At June 30, 2012, National Securities’ net capital exceeded the requirement by approximately $478,000.  Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $50,000, and at June 30, 2012 the firms had excess net capital of approximately $495,000 and $113,000, respectively.

Advances, dividend payments and other equity withdrawals from the Company’s broker-dealer subsidiaries are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During the nine-month periods ended June 30, 2012 and 2011, the broker-dealer subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

The Company has secured convertible promissory notes aggregating $4,000,000 during March and April 2012, which may mature as early as January 2013, or, if certain conditions are met, in March 2015.  We used a portion of the proceeds from the convertible promissory notes to satisfy a $3,000,000 convertible promissory note which matured in March 2012. The Company also has a $3,000,000 convertible promissory note which initially matured in June 2012; the Company intends to extend the note to January 2013, under certain conditions. Such notes are unsecured, are solely the obligation of our parent company and not any of its operating subsidiaries, including our broker-dealer subsidiaries.  Such notes are due to entities affiliated to one of the Company’s directors and one of the Company’s former directors. Our plan is to satisfy our remaining obligations under the $3,000,000 convertible note  by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options. Additionally, we intend to satisfy our obligations under the $4,000,000 convertible promissory note by either:  1) securing the acceptance of the holder of its capital restructuring, which would allow the Company to firmly extend the maturity of the note to March 2015, or 2) encourage the holder to convert its note to the Company’s Series E Preferred Stock in due course. While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all.    Should the Company default on the convertible notes and the lender forecloses on the debt, the operations of our subsidiaries will not be initially impacted.  Following a default, the lender could potentially take action which could adversely affect the operations of one of more of the operating subsidiaries.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $31,000 and $93,000 during the last first half of fiscal 2012 and 2011.

	Nine-Month Period Ended June 30,
	2012	2011
Cash flows from operating activities

Net Loss	$(2,109,000)	$(2,381,000)
Non-cash adjustments
Depreciation and amortization	1,255,000	1,557,000
Loss on disposition of unconsolidated joint venture	1,051,000	-
Increase in fair value of derivative liabilities	-	1,603,000
Fair value of options	10,000	257,000
Other	(28,000)	(109,000)

Changes in assets and liabilities
Other receivables	(779,000)	(173,000)
Marketable securities	(263,000)	(977,000)
Accounts payable and accrued expenses	581,000	529,000
Other	(106,000)	100,000
Net cash (used in) provided by operating activities	(388,000)	406,000

Cash flows used ininvesting activities
Redemption of note receivable	-	500,000
Capital contributions to unconsolidated joint venture	(550,000)	(501,000)
Purchase of fixed assets	(106,000)	(262,000)
	(656,000)	(263,000)

Cash flows from financing activities
Repayment of subordinated borrowings, net	(90,000)	(620,000)
Proceeds from convertible notes payable	4,000,000	-
Repayment of notes and convertible notes payable	(3,000,000)	(500,000)
Proceeds from issuance of common and preferred stock, net	-	2,750,000
	910,000	1,630,000

Net variation in cash	$(134,000)	$1,773,000

Nine months ended June 30, 2012

The increase in other receivables during the nine month period ended June 30, 2012 is primarily due to the increase in receivables associated with investment banking transactions. Changes in securities owned is primarily due to a general increase in securities held for trading as well as increase in the valuation of non-marketable warrants and securities held, which the Company received as compensation for investment banking deals. The decrease in accounts payables during the nine months period ended June 30, 2012 is primarily due to the overall decrease in revenues as compared to the same period in fiscal year 2011.

Cash used in investing activities during the first nine months of fiscal 2012 amounted to $656,000 which was primarily due to the need to complete the funding of an investment in an unconsolidated joint venture of $550,000, resulting from prior obligations and by recurring purchases of computer equipment of $106,000.

Cash provided by financing activities during the first nine months of fiscal 2012 amounted to $910,000 and resulted primarily from an issuance of convertible note payable of $4,000,000 which satisfied our obligations under an outstanding convertible note payable of $3,000,000.  Additionally, we made net repayments of $90,000 of our subordinated borrowings during the same period.

Nine months ended June 30, 2011

The increase in other receivables during the nine month period ended June 30, 2011 is primarily due to the increase in receivables associated with investment banking transactions.  Changes in securities owned: marketable at market value are dependent upon trading activity and overall perceived market opportunities in those securities. The increase in accounts payables during the first nine months of fiscal 2011 is primarily due to a corresponding increase in commission payable, which is commensurate to our increase of commission revenues during the third quarter of fiscal 2011.

Cash used in investing activities during the first nine months of fiscal 2011 amounted to $263,000 which was primarily due to the redemption of a note receivable of $500,000, offset by a capital contribution in our former unconsolidated joint venture of $501,000 and recurring purchases of computer equipment of $262,000.

Cash provided by financing activities of $1,630,000 during the first half of fiscal 2011 was primarily due to net proceeds from the issuance of Series D Preferred Stock and our shares of common stock aggregating $2,750,000, offset by principal repayments aggregating $1,120,000 of subordinated borrowings and notes payable.

Operating cash flows from period to period

Our cash flows from operating activities decreased to ($388,000) from $406,000 for the first half of fiscal year 2012 and 2011, respectively.   Such decrease is primarily attributable to the following:

•	Aforementioned changes in assets and liabilities during the respective periods, and;

•	A decrease in revenues during the first nine months of fiscal year 2012 offset by correlated commission and other compensation expenses.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine-months ended June 30, 2012, the Company has a net loss of $2,109,000 and a working capital deficit of approximately $4,070,000. For the fiscal year ended September 30, 2011 the Company had a net loss of $4,713,000 and had a working capital deficit of $3,936,000.

The Company has secured convertible promissory notes aggregating $4,000,000 during March and April 2012, which may mature as early as January 2013, or, if certain conditions are met, in March 2015.  We used a portion of the proceeds from the convertible promissory notes to satisfy a $3,000,000 convertible promissory note which matured in March 2012 The Company also has a $3,000,000 convertible promissory note which initially matured in June 2012; the Company intends to extend the note to January 2013, under certain conditions.  Such notes are unsecured, are solely the obligation of our parent company and not any of its operating subsidiaries, including our broker-dealer subsidiaries.  Such notes are due to entities affiliated to one of the Company’s directors and one of the Company’s former directors. Our plan is to satisfy our remaining obligations under the $3,000,000 convertible note by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repay the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options. Additionally, we intend to satisfy our obligations under the $4,000,000 convertible promissory note by either:  1) securing the acceptance of the holder of its capital restructuring, which would allow the Company to firmly extend the maturity of the note to March 2015, or 2) encourage the holder to convert its note to the Company’s Series E Preferred Stock in due course. While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all. Should the Company default on the convertible notes and the lender forecloses on the debt, the operations of our subsidiaries will not be initially impacted.  Following a default, the lender could potentially take action which could adversely affect the operations of one of more of the operating subsidiaries.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The guidance amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance became effective for the Company beginning January 1, 2012 and to date has not had a material impact on our Fair Value disclosures.

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

The following table shows the quoted market values of marketable securities we owned ("long") , securities we sold but have not yet purchased ("short") , and net positions as of June 30, 2012:

	Long	Short	Net
Corporate stocks	$52,000	$13,000	$39,000
Corporate bonds	6,000	-	6,000
Government obligations	596,000	49,000	548,000
	$654,000	$62,000	$593,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $10,300,000. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $960,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company.  However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2012 and September 30, 2011, are $610,000 and $310,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
3.1	The Company’s Certificate of Incorporation, as amended, previously filed as Exhibit 3.5 to Form 10-Q in May 2004, and hereby incorporated by reference.
3.2	The Company’s Bylaws, as amended, previously filed as Exhibit 3.3 to Form 10-Q in February 2002, and hereby incorporated by reference.
10.1	Letter Agreement, dated July 17, 2012, by and among National Securities Growth Partners, LLC, St. Cloud Capital Partners II, LP and the Company.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
**
XBRLinformation  is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

August 14, 2012	By:	/s/ Mark Goldwasser
Mark Goldwasser
Chief Executive Officer

August 14, 2012	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer