Form 10-K
period 2012-09-30
NATIONAL HOLDINGS CORP
filed 2012-12-27
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☐  NO☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer☐  Accelerated Filer☐  Non-Accelerated Filer☐ Smaller Reporting Company☒

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

As of December 20, 2012, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $0.13 per share for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $3,118,515 (calculated by excluding shares owned beneficially by directors, officers and 10% stockholders). As of December 20, 2012 there were 26,555,572 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the Company’s Annual Meeting of Stockholders to be held on or about March 16, 2013 (the “Company’s 2011 Proxy Statement”) are incorporated by reference into Part III hereof.

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

Through our Broker-Dealer Subsidiaries, we (1) offer full service retail brokerage to approximately 39,000 retail, high net worth and institutional clients, (2) provide investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engage in trading securities, including making markets in over 5,000 micro and small-cap, NASDAQ and other exchange listed stocks and (4) providing liquidity in the United States Treasury marketplace. Our Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC"). National Securities and vFinance Investments are also members of the National Futures Association ("NFA").

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

Ourwholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"), is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

Our wholly owned subsidiary, National Insurance Corporation, a Washington corporation ("National Insurance"), provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

In April 2012, we relinquished our interest in an unconsolidated joint venture, Opus, resulting in a loss of disposition of such investment of $1,051,000 which was recorded at June 30, 2012.

Recent Developments

In September 2012, EquityStation filed pursuant to NASD Rule 1017, a request to transfer its business assets, primarily its customer accounts and brokers, to its affiliate, vFinance Investments and to withdraw its membership from FINRA. On December 10, 2012, FINRA advised the Company that the request had been approved and the transfer of assets was made accordingly.

In September 2012, vFinance Investments filed pursuant to NASD Rule 1017, a request to transfer its retail business assets, primarily its customer accounts and brokers, to its affiliate, vFinance Investments. On December 13, 2012, FINRA advised the Company that the request had been approved and the transfer of assets was made accordingly on December 14, 2012.

The effect of these changes is not expected to have a material impact on the revenue or profitability of the Company in future reporting.

Clearing Relationships

Our Broker-Dealer Subsidiaries have clearing arrangements with National Financial Services LLC (“NFS”), Legent Clearing LLC (“Legent”), ICBC (formerly known as Fortis Securities, LLC (“ICBC”), Rosenthal Collins Group, LLC. (“Rosenthal”), and R.J. O’Brien (“RJO”).

Financial Information about Industry Segments

The Company realized approximately 83% of its total revenues in fiscal year 2012 from brokerage services, principal and agency transactions, and investment banking. During fiscal year 2012, brokerage services consisting of retail brokerage commissions represented 67% of total revenues, principal and agency transactions consisting of net dealer inventory gains represented 11% of total revenues, and investment banking, consisting of corporate finance commissions and fees, represented 5% of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The brokerage services provided by our investment executives include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2012, stocks and options represented approximately 69% of our business, bonds represented approximately 12% of our business, and mutual funds and annuities and insurance made up approximately 19% of our business. The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

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

As of September 30, 2012, we had a total of 948 associates of which 154 were employees and 794 were independent contractors. Of these approximately 635 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining our obligations for federal and state withholding, unemployment and social security taxes. Our independent contractor arrangements conform to accepted industry practice, and therefore, we do not believe there is a material risk of an adverse determination from the tax authorities that would have a significant effect on our ability to recruit and retain investment executives or on our current operations and financial results of operations. There is no assurance that the tax status of our independent contractors will not change as a result of regulatory or legislative actions. No employees are covered by collective bargaining agreements and we believe our relations are good with both our employees and independent contractors.

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

Principal and Agency Transactions

We buy and maintain inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to our customers. We may also maintain inventories in corporate, government and municipal debt securities for sale to customers. The level of our market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets. As of September 30, 2012, we made markets in over 5,000 micro and small-cap, NASDAQ and other exchange-listed stocks.
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

As of September 30, 2012, we employed or had contractual relationships with approximately 10 individuals providing institutional services, approximately six of whom provide hedge fund related services. We service approximately 200 institutional customers, of which approximately 85 are hedge funds. For the fiscal year ended September 30, 2012, hedge fund related services accounted for approximately $5 million in revenue.

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

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our Broker-Dealer Subsidiaries do not hold any funds or securities for customers. Instead, they use the services of clearing agents on a fully-disclosed basis. These clearing agents process all securities transactions and maintain customer accounts. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $250,000. In addition to SIPC protection, our clearing agent provides brokerage accounts additional “excess of SIPC” coverage from Lloyd’s of London, together with other insurers. The “excess of SIPC” coverage would only be used when SIPC coverage is exhausted. Like SIPC protection, “excess of SIPC” protection does not cover investment losses in customer accounts due to market fluctuation. It also does not cover other claims for losses incurred while broker-dealers remain in business. Total aggregate “excess of SIPC” coverage available through our clearing agent “excess of SIPC” policy is $1 billion. Within the “excess of SIPC” coverage, there is no per account dollar limit on coverage of securities, but there is a per account limit of $1.9 million on coverage of cash. This is the maximum “excess of SIPC” protection currently available in the brokerage industry.

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

We also compete with other securities firms for successful sales representatives, securities traders and investment bankers. Competition for qualified employees in the financial services industry is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. For a further discussion of risks facing the Company, please see “Risk Factors”.

Government Regulation and Supervision

The securities industry, our Broker-Dealer Subsidiaries, and our investment adviser businesses are subject to extensive regulation by the SEC, FINRA, NFA and state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. All of our Broker-Dealer Subsidiaries are registered broker-dealers with the SEC and members of FINRA. They are licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

In addition, as registered broker-dealers and members of FINRA, our Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid overstating of the broker-dealer's net capital.

National Securities has elected to use the alternative standard method permitted by the Rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital. At September 30, 2012, National Securities had net capital of approximately $1,394,000 which was approximately $1,144,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $50,000. In addition to the net capital requirements, each of vFinance Investments and EquityStation is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2012, vFinance Investments had net capital of approximately $1,639,000, which was approximately $639,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 132.2%. At September 30, 2012, EquityStation had net capital of approximately $145,000, which was approximately $95,000 in excess of its required net capital of $50,000, and its percentage of aggregate indebtedness to net capital was 87.5%. Each of the Broker-Dealer Subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) establishes new and enhanced compensation and corporate governance oversight for the financial services industry, provides a specific framework for payment, clearing and settlement regulation, and empowers the SEC to adopt regulations requiring new fiduciary duties and other more stringent regulation of broker-dealers, investment companies and investment advisers. Our existing policies and procedures already provided for much of the Dodd-Frank Act new requirements.

Application of Laws and Rules to Internet Business and Other Online Services

Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. When the Securities Act of 1933, as amended (the “Securities Act”) which governs the offer and sale of securities, and the Exchange Act, which governs, among other things, the operation of the securities markets and broker-dealers, were enacted, such Acts did not contemplate the conduct of a securities business through the Internet and other online services. The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, FINRA and other regulatory agencies.

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

Intellectual Property

We own the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R), Direct2Desk(R) and EquityStation  (R).

Employees

As of September 30, 2012, The Company employed the following personnel:

Position	Salaried Employees	Independent Contractors	Total
Officers	8	0	8
Administration	81	224	305
Brokers	25	562	587
Traders	34	1	35
Investment Bankers	6	1	7
Advisors	0	6	6
Totals	154	794	948

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

Research and Development and Environmental Matters

We did not incur any research and development expenses during the last two fiscal years. We do not incur any significant costs or experience any significant effects as a result of compliance with federal, state and local environmental laws.

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

We reported losses of approximately $1.9 million and $4.7 million in fiscal years 2012 and 2011, respectively. There is no assurance that we will be profitable in the future. If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations.

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

At September 30, 2012, National Holdings Corporation had total indebtedness of $7.8 million. We cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse effect on our operations. The Company has issued convertible promissory notes aggregating $5,000,000 during March, April and September 2012 and a subordinated note of $1.0 million during September 2012, which may mature as early as August 2013, or, if certain conditions are met, in March 2015. We used a portion of the proceeds from the convertible promissory notes and subordinated notes to satisfy the principal of $4.2 million convertible promissory notes which matured in March and June 2012. The Company also has a remaining obligation of $1.8 million convertible promissory note which now matures in January 2013. Such notes are unsecured, are solely the obligation of National Holdings Corporation and not any of our operating subsidiaries, including our Broker-Dealer Subsidiaries. Such notes are payable to entities affiliated to two of the Company’s directors. Our plan is to satisfy our remaining obligations under the $1.8 million convertible note and the $1.0 million subordinated note by: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repaying the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options. Additionally, we intend to satisfy our obligations under the $5,000,000 convertible promissory notes by either: 1) securing the acceptance of the holder of its capital restructuring, which would allow the Company to firmly extend the maturity of the note to March 2015, or 2) encouraging the holder to convert its note to the Company’s Series E Preferred Stock in due course. While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all. Should the Company default on the convertible notes and the lender forecloses on the debt, the operations of our subsidiaries will not be initially impacted. However, following default, the lender could potentially liquidate the holdings of our operating subsidiaries sometime in the future in accordance with applicable SEC and FINRA rules and regulations.

We are exposed to risks due to investment banking activities.

Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the Rule.

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

We depend on the continued services of our management team, particularly Mr. Goldwasser, Mr. Fagenson and Mr. Klein, as well as our ability to hire additional members of management, and to retain and motivate other officers and key employees. We may not be able to find an appropriate replacement for any or all of the aforementioned or any other executive officer if the need should arise. We are currently required to maintain a $6,000,000 life insurance policy on Mr. Goldwasser pursuant to the 2008 financings transactions with St. Cloud Capital Partners II, L.P. (“St. Cloud”). Due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel could become subject to suspensions or other limitations on the scope of their services to the Company from time to time. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products.

Our Broker-Dealer Subsidiaries are subject to various risks associated with the securities industry.

As securities broker-dealers, our Broker-Dealer Subsidiaries are subject to uncertainties that are common in the securities industry. These uncertainties include:

☐	the volatility of domestic and international financial, bond and stock markets;
☐	extensive governmental regulation;
☐	litigation;
☐	intense competition;
☐	substantial fluctuations in the volume and price level of securities; and
☐	dependence on the solvency of various third parties.

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. In the event of a market downturn, our business could be adversely affected in many ways. Our revenues are likely to decline in such circumstances and, if the Company is unable to reduce expenses at the same pace, our profit margins will erode.

Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.

Our Broker-Dealer Subsidiaries are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital. National Securities, vFinance Investments, and EquityStation are each required to maintain $250,000, $1,000,000 and $50,000 in minimum net capital, respectively. Due to its market maker status, vFinance Investments is required to maintain a specified amount of capital for each security that it makes a market in, based on the bid price of each stock. This required amount can exceed the minimum net capital requirement, and in the case of vFinance Investments, the minimum net capital requirement has been $1,000,000 (the limit) in recent years. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer. Our Broker-Dealer Subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain present levels of business, which could have a material adverse effect on our business. In addition, our Broker-Dealer Subsidiaries may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing.

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

Our future success will depend on our ability to develop and enhance our services and add new services. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant risks in the development of new or enhanced services, including the risks that we will be unable to:

☐	effectively use new technologies;
☐	adapt our services to emerging industry or regulatory standards; or
☐	market new or enhanced services.

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

The securities industry and our business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including FINRA, the MSRB and the NFA. Our Broker-Dealer Subsidiaries are registered broker-dealers with the SEC and member firms of FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. Changes in laws or regulations or in governmental policies could cause use to change the way we conduct our business, which could adversely affect the Company.

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

Many aspects of our business involve substantial risks of liability. There is a risk of litigation and arbitration within the securities industry, including class action suits seeking substantial damages. We are subject to actual and potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. We may be liable for the unauthorized acts of our retail brokers if we fail to adequately supervise their conduct. As an underwriter, we may be subject to substantial potential liability under federal and state law and court decisions, including liability for material misstatements and omissions in securities offerings. We may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future. We carry "Errors and Omissions" insurance to protect against such legal actions,  however, the policy is limited in items and amounts covered and there can be no assurance that it will cover a particular complaint. The adverse resolution of any legal proceeding involving us and/or our subsidiaries could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We run the risk that employee misconduct could occur. Misconduct by employees could include:

☐	employees binding us to transactions that exceed authorized limits or present unacceptable risks to us;
☐	employees hiding unauthorized or unsuccessful activities from us; or
☐	the improper use of confidential information.

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

We cannot assure you that we will be able to prevent an extended and/or material system failure if any of the following events occur:

☐	human error;
☐	subsystem, component, or software failure;
☐	a power or telecommunications failure;
☐	an earthquake, fire, or other natural disaster or act of God;
☐	hacker attacks or other intentional acts of vandalism; or
☐	terrorist acts or war.

Failure to adequately protect the integrity of our computer systems and safeguard the transmission of confidential information could harm our business.

The secure transmission of confidential information over public networks is a critical element of our operations. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet. We do not believe that we have experienced any security breaches in the transmission of confidential information, however we cannot assure you that advancements in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology or other algorithms used by our vendors and us to protect client transaction and other data. Any compromise of our systems or security could harm our business.

Risks Related to our Common Stock

Our common stock has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Our common stock is quoted on the OTC Bulletin Board. Traditionally, the trading volume of the common stock has been limited. For example, for the 30 trading days ending on September 30, 2012, the average daily trading volume was approximately 1,327 shares per day and on certain days there was no trading activity. During such 30-day period the closing price of the National common stock ranged from a high of $0.36 to a low of $0.22. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

The conversion or exercise of our outstanding convertible securities stock may result in dilution to our common stockholders.

Dilution of the value per share of our common shares could result from the conversion of most or all of the currently outstanding shares of our preferred stock and from the exercise of the currently outstanding convertible securities.

Preferred Stock – At September 30, 2012, we had shares of Series C and D Preferred Stock outstanding, which are convertible, in total, into 13,100,692 shares of common stock.

Warrants and Options - We currently have outstanding warrants to purchase 14,717,941 shares of common stock at exercise prices ranging from $0.50 to $2.50 per share and options to purchase 1,312,002 shares of common stock at exercise prices ranging from $0.70 to $2.10 per share.

Convertible Notes - We currently have outstanding $6,800,000 principal amount of convertible promissory notes which are convertible into an aggregate of 11,125,000 shares of common stock (after further conversion from shares of Series E) and 10,000,000 warrants at a conversion price of $0.50 per share.

The exercise of these warrants and options, and conversion of the Series C and D preferred shares and convertible notes, and the sale of the underlying common stock, or even the potential of such conversion or exercise and sale, may have a depressive effect on the market price of our securities and the exercise or conversion of such securities will cause dilution to our stockholders. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding convertible securities can be expected to convert or exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants. Dilution could create significant downward pressure on the trading price of our common stock if the conversion or exercise of these securities encouraged short sales. Even the mere perception of eventual sales of common shares issued on the conversion of these securities could lead to a decline in the trading price of our common stock.

The price of our common stock is volatile.

The price of our common stock has fluctuated substantially. The market price of our common stock may be highly volatile as a result of factors specific to us and the securities markets in general. Factors affecting volatility may include: variations in our annual or quarterly financial results or those of our competitors; economic conditions in general; and changes in applicable laws or regulations, or their judicial or administrative interpretations affecting us or our subsidiaries or the securities industry. In addition, volatility of the market price of our common stock is further affected by its thinly-traded nature.

We have restricted shares outstanding that may depress the price of our common stock.

As of September 30, 2012, of the 26,555,572 outstanding shares of our common stock, approximately 5,794,000 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the Securities Act. Rule 144, as amended, provides that a person who is not affiliated with the Company holding restricted securities for six months may sell such shares without restriction. A person who is affiliated with us and who has held restricted securities for six months may sell such shares in brokerage transactions, subject to limitations based on the number of shares outstanding and trading volume. Such sales may have a depressive effect on the price of our common stock in the open market.

Our principal stockholders, including our directors and officers, control a large percentage of shares of our common stock and can significantly influence our corporate actions.

As of September 30, 2012, our executive officers, directors and/or entities that these individuals are affiliated with, owned approximately 39% of our outstanding common stock, including shares of common stock issuable upon conversion of our Series C, D and E Preferred Stock, and excluding stock options, warrants, or approximately 50% on a fully-diluted basis. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions

Because our common stock may be subject to "penny stock" rules, the market for our common stock may be limited.

If our common stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. If at any time the common stock has a market price per share of less than $5.00, and we do not have net tangible assets of at least $2,000,000 or average revenue of at least $6,000,000 for the preceding three years, transactions in the common stock may be subject to the "penny stock" rules promulgated under the Exchange Act. Under these rules, broker-dealers that recommend such securities to persons other than institutional accredited investors:

☐	must make a special written suitability determination for the purchaser;
☐	receive the purchaser's written agreement to a transaction prior to sale;
☐
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

☐
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

There may be significant consequences associated with our common stock trading on the OTC Bulletin Board rather than a national exchange. The effects of not being able to list our common stock securities on a national exchange include:

☐	limited release of the market price of our securities;
☐	limited news coverage;
☐	limited interest by investors in our securities;
☐	volatility of our common stock price due to low trading volume;
☐	increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
☐	limited ability to issue additional securities or to secure additional financing.

Our board of directors can issue shares of "blank check" preferred stock without further action by our stockholders.

Our board of directors has the authority, without further action by our stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

☐	dividend rights;
☐	conversion rights;
☐	voting rights, which may be greater or lesser than the voting rights of our common stock;
☐	rights and terms of redemption;
☐	liquidation preferences; and
☐	sinking fund terms.

At September 30, 2012, there are currently 50,000, 34,500 and 100,000 shares of Series A, C and D Preferred Stock authorized respectively, with 0, 34,167 and 60,000 of each such shares issued and outstanding respectively. The issuance of additional shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company. We have no current plans to issue any additional preferred stock in the next 12 months, although the issuance of preferred stock may be necessary in order to raise additional capital.

We do not expect to pay any dividends on our common stock in the foreseeable future.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. We expect to retain all future earnings, if any, for investment in our business. In addition, the Certificates of Designations setting forth the relative rights and preferences of our Series A, C, D and E Preferred Stock, as well as our outstanding convertible notes, may limit our ability to pay dividends to the holders of our common stock.

Item 2. PROPERTIES

The Company owns no real property. Its corporate headquarters are in space leased by National Securities in New York, New York. The Company also leases office space through its subsidiaries in Boca Raton, Florida, New York, New York, Seattle,Washington and Tinton Falls, New Jersey. Independent contractors individually lease the Company’s branch offices that are operated by those independent contractors.

Leases expire at various times through June 2017. The Company believes the rent at each of its locations is reasonable based on current market rates and conditions. We consider the facilities of our company and those of our subsidiaries to be reasonably insured and adequate for the foreseeable needs of the Company and its subsidiaries.

The Company leases office space in the following locations. The following chart provides information related to these lease obligations:

Address	Approximate Square Footage	Approximate Annual Lease Rental	Lease Termination Date

120 Broadway New York, NY	19,872	$813,268	August 31, 2013
1001 Fourth Ave Seattle, WA	9,739	$338,436	June 30, 2017
4000 Rt. 66 Tinton Falls, NJ	4,258	$104,321	November 30, 2015
131 Gaither Drive Mount Laurel, NJ	1,400	$19,600	Month to Month
1200 N. Federal Highway Boca Raton, FL	17,089	$542,100	August 21, 2015
3010 North Military Trail Boca Raton, FL	2,634	$64,460	February 28, 2014
2170 W. St. Rd. 434 Longwood, FL	940	$13,632	September 30, 2013

Item 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $16,800,000. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $300,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2012 and 2011, are $338,000 and $310,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $1,158,000 and $1,169,000 for fiscal years 2012 and 2011, respectively.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades under the symbol “NHLD” on the OTCBB. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices for the common stock as reported on the OTCBB for the period from October 1, 2010 to September 30, 2012.

Period	High	Low

October 1, 2010/December 31, 2010	$0.40	$0.18
January 1, 2011/March 31, 2011	$0.50	$0.34
April 1, 2011/June 30, 2011	$0.50	$0.28
July 1, 2011/September 30, 2011	$0.44	$0.21

Period	High	Low

October 1, 2011/December 31, 2011	$0.40	$0.17
January 1, 2012/March 31, 2012	$0.39	$0.15
April 1, 2012/June 30, 2012	$0.42	$0.18
July 1, 2012/September 30, 2012	$0.37	$0.12

The closing price of the common stock on December 20, 2012, as quoted on the OTCBB, was $0.13 per share.

Stockholders

As of September 30, 2012, the Company had approximately 167 stockholders of record and estimates its total number of beneficial stockholders at approximately 1,010.

Dividends

Delaware law authorizes the Company’s Board of Directors to declare and pay dividends with respect to the common stock either out of its surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless the Company’s capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. The Company’s ability to pay dividends in the future also may be restricted by its operating subsidiaries’ obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and FINRA. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. No cash dividends have been declared or paid by the Company with respect to its common stock during the past two fiscal years.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,312,002 (1)	$1.64	3,344,835 (2)
Equity compensation plans not approved by security holders	0		0
Total	1,312,002	$1.64	3,344,835

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in Item 1 above. Any forward-looking statements contained in or incorporated into this Annual Report on Form 10-Kspeak only as of the date of this Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

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

National formed a wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"). NAM is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

As of September 30, 2012, we had approximately 948 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, Washington and Illinois branches, our approximately 80 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 70% - 90%.

Our registered representatives offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing clients’ accounts). The investment products and services offered include but are not limited to stocks, bonds, mutual funds, annuities, insurance, and managed money accounts.

Business Environment in Fiscal 2012

The market conditions which negatively impacted our retail activities during fiscal 2012 were as follows:

•	The market’s lack of confidence in the repayment of certain sovereign debts held by a number of financial institutions and other investors;

•
High US unemployment, tax, regulatory and economic uncertainties which impacted the operating results and financing opportunities for companies in the micro, small and midcap market in which we are active; and

•
Lack of predictability in the global economic recovery resulted in declining interest in various sectors and the market as a whole in which our retail activities are focused. This translated into unusual volatility and lack of liquidity in the capital markets. This caused a decline in brokerage activity, and accordingly, our revenues during fiscal 2012.

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

The Company’s critical accounting policies are as follows:

Revenue Recognition - Customer security transactions and the related commission income and expense are recorded as of the trade date. Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees and sales concessions are recorded on the offering date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, NFS, Legent, ICBC Rosenthal and RJO. The interest is billed based on the customer’s average daily balance of the margin account.

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

The Company assessed the classification of its derivative financial instruments as of September 30, 2012, which consist of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under ASC 815.

Convertible Instruments - The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with Emerging Issues Task Force (“EITF”) 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional (as that term is described).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of Accounting Standard Codification 470 20 Debt with Conversion Options. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company evaluated the conversion option embedded in the -Series A Preferred Stock and determined, in accordance with the provisions of these statements, that such conversion option does not meet the criteria requiring bifurcation of these instruments. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option embedded in the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the preferred shares (as that term is defined under ASC 815). Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed under ASC 815.

However, the Company believes that certain conversion features embedded in its Series C and Series D Preferred Stock and the related warrants issued in connection with such instruments were not clearly and closely related to the economic characteristics of the Company’s stock price prior to March 31, 2011. Accordingly, the Company recognized derivative liabilities in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every Statement of Financial Condition thereafter. The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate. As of March 31, 2011, the Series C and Series D Preferred Stock and the warrants associated with such Preferred Stock are accounted for as equity contracts.

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

The Company has historically used the Black-Scholes option valuation model to estimate the fair value of any options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Fiscal Year 2012 Compared with Fiscal Year 2011

The Company’s fiscal year 2012 resulted in a decrease in revenues, and a correlated decrease in variable expenses as well as cost savings in compensation and other fixed costs as implemented by management, compared with fiscal year 2011. As a result, the Company reported a net loss of $1,937,000 compared with a net loss of $4,713,000 for the fiscal years 2012 and 2011, respectively.

Revenues

	Fiscal Year		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions	$70,301,000	$85,296,000	$(14,995,000)	-18%
Net dealer inventory gains	14,427,000	14,261,000	166,000	1%
Investment banking	15,390,000	6,930,000	8,460,000	122%
Interest and dividends	2,996,000	3,586,000	(590,000)	-16%
Transfer fees and clearing services	7,196,000	8,528,000	(1,332,000)	-16%
Investment advisory fees	8,092,000	7,567,000	525,000	7%
Other	246,000	353,000	(107,000)	-30%
	$118,648,000	$126,521,000	$(7,873,000)	-6%

Total revenues decreased $7,873,000, or 6%, in fiscal year 2012 to $118,648,000 from $126,521,000 in fiscal year 2011. The decrease in revenues is primarily due to less favorable market conditions in retail brokerage offset by an increase in investment banking as described in our overview of the business environment.
•
Commissions revenues decreased by $14,995,000, or 18%, to $70,301,000 from $85,296,000 during fiscal 2012 when compared to the prior year, primarily due to less favorable general market conditions resulting in lower volume of transactions made on behalf of our clients;

•
Net dealer inventory gains, which includes profits on proprietary trading, market making activities, and customer mark-ups and mark-downs increased by $166,000, or 1%, to $14,427,000 from $14,261,000 during fiscal 2012 when compared to fiscal 2011, primarily due to slightly more favorable trading conditions affecting our market making and fixed income trading activities in the year ended September 30, 2012, as compared to the prior year period;

•
Investment banking fees increased $8,460,000, or122%, to $15,390,000 from $6,930,000,during fiscal 2012 when compared to the prior year, primarily from a larger number of and generally larger average size of successful capital raising events for clients, and advisory and consulting services provided during the year;

•
Interest and dividend revenue primarily consists of interest on customer margin account balances. Interest and dividends decreased by $590,000, or 16% to $2,996,000 from $3,586,000 during fiscal 2012 when compared to the prior year. The decrease is primarily due to somewhat lower customer margin account balances, lower customer free cash balances, and slightly lower prevailing interest rates during the year.

•
Transfer fees and clearing service revenue, which primarily consists of fees charged to our registered representatives to execute on their behalf, decreased by $1,332,000, or 16%, to $7,196,000 from $8,528,000 during fiscal 2012 when compared to the prior year. The decrease is primarily due to a lower number of transactions made on behalf of our clients during the most recent year.

•
Investment advisory fees, which primarily consists of fees charged to our clients in our asset based money management group, increased by $525,000, or 7%, to $8,092,000 from $7,567,000 during fiscal 2012 when compared to the prior year. The increase is primarily due to an increase in assets under management during the most recent year.

•
Other revenue which consists of transaction fees charged to our customers and other investment income decreased by $107,000, or 30% during fiscal 2012 when compared to the prior year. The decrease is primarily due to a lower number of these transactions made on behalf of our clients during the most recent year.

Operating expenses

	Fiscal Year		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions, compensation, and fees	$103,800,000	$113,325,000	$(9,525,000)	-8%
Clearing fees	1,662,000	2,107,000	(445,000)	-21%
Communications	4,731,000	4,571,000	160,000	4%
Occupancy and equipment costs	4,189,000	5,052,000	(863,000)	-17%
Professional fees	2,714,000	1,831,000	883,000	48%
Interest	916,000	1,147,000	(231,000)	-20%
Taxes, licenses and registration	1,536,000	1,639,000	(103,000)	-6%
	$119,548,000	$129,672,000	$(10,124,000)	-8%

In comparison with the 6% decrease in total revenues, total expenses decreased 8%, or $10,124,000, to $119,548,000 for fiscal year 2012 compared to $129,672,000 in fiscal year 2011. The decrease in total expenses is primarily the result of decreased commission expense which is consistent with the decrease in commission revenues combined with a decrease in occupancy and equipment costs resulting from managements’ cost cutting efforts and the reduction of space in our New York office.

Commission, compensation, and fees expenses, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as base compensation to our employees, brokers, and support staff, decreased by $9,525,000, or 8%, to $103,800,000 from $113,325,000 during fiscal year 2012 when compared to the prior year. The decrease is primarily attributable to a decrease in commission expense related to retail commission revenues, savings in salaries and other expenses as a result of cost cutting efforts by management, offset by a smaller increase in commission expense related to investment banking revenue and net dealer inventory gains. Commission expense also includes the amortization of advances to registered representatives aggregating $265,000 and $392,000 for fiscal 2012 and 2011, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $10,000 and $265,000 in fiscal 2012 and 2011, respectively.

Clearing fees decreased $445,000 or 21% to $1,662,000 from $2,107,000 during fiscal 2012 when compared to the prior year. The decrease is commensurate with a decrease in transaction volumes and clearance service revenues in fiscal 2012.

Communication expenses increased $160,000 or 4%, to $4,731,000 from $4,571,000 during fiscal 2012 when compared to the prior year. This increase is primarily due to a temporary duplication in costs necessitated by the replacement of our primary phone system in our headquarters in New York due to fire damage, which occurred during the first quarter of fiscal 2012. Occupancy, equipment and other administrative expenses decreased $863,000, or 17%, to $4,189,000 from $5,052,000 during fiscal 2012 when compared to the prior year. This decrease is primarily due to the reduction of space rented in our New York office after the fire which occurred in the first quarter of fiscal 2012 and other savings on rental costs due to renegotiated leases and the consolidation of some of the Company’s smaller offices upon lease expiration.

Professional fees increased $883,000, or 48% to $2,714,000 from $1,831,000 during fiscal 2012 when compared to the prior year. The increase in professional fees is primarily a result of litigation costs associated with the New York City office rental abatement issue coupled with generally higher legal costs associated with arbitrations and civil matters and the consulting fees related to the trading group that joined the Company in fiscal 2012. The rental abatement issue was resolved in fiscal 2012. Additionally, in fiscal 2011 the Company received reimbursements from its insurance company primarily for legal fees in conjunction with two settlements of approximately $350,000.

Interest expense decreased by $231,000, or 20%, to $916,000 from $1,147,000 during fiscal 2012 when compared to the prior year. The decrease is primarily due to the payoff of $4.2 million of debt in March and September 2012, lower amortization of debt discount and lower rates on the remaining interest bearing debt. There was no amortization of debt discount during the second half of fiscal 2012, as it had been fully recorded by the second quarter of 2012 and we satisfied principal aggregating $4.2 million in a note bearing interest at 10% with a $5.0 million note bearing interest at 6% and a $1.0 million note bearing interest at 10% during fiscal 2012.

Taxes, licenses and registration decreased $103,000, or 6%, to $1,536,000 from $1,639,000 during fiscal 2012 compared to 2011. This decrease is not material.

Loss on disposition of unconsolidated joint venture

In April 2012, we relinquished our interest in an unconsolidated joint venture, Opus, resulting in a loss of disposition of such investment of $1,051,000 which was recorded at June 30, 2012. We did not incur such losses during fiscal 2011.

Increase in fair value of derivative liabilities

We did not have any derivative liabilities outstanding during fiscal year 2012. The fair value of derivative liabilities, as computed between measurement dates, increased by approximately $1.6 million during fiscal year 2011. The increase in fair value of derivative liabilities in 2011 was primarily due to an increase in our quoted price per share between measurement dates, which is one of the main assumptions in our computation of derivative liabilities.

The Company reported a net loss of $1,937,000 in fiscal year 2012 compared to a net loss of $4,713,000 in fiscal year 2011. The net loss attributable to common stockholders in fiscal year 2012 was $2,030,000 or $0.08 per common share, as compared to a net loss attributable to common stockholders of $5,127,000, or $0.18 per common share in fiscal year 2011. The net loss attributable to common stockholders for fiscal years 2012 and 2011 reflects $93,000 and $414,000, respectively, of cumulative preferred stock dividends on the Company’s preferred stock.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation and changes in fair value of derivative liabilities. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities. For fiscal year 2012 and 2011, EBITDA, as adjusted, was $1,529,000 and $119,000, respectively. This improvement of $1,410,000 during fiscal 2012 when compared to 2011 resulted from a general decrease in operating expenses partially offset by a lower decrease in revenues.

The following table presents a reconciliation of EBITDA, as adjusted, to net loss as reported in accordance with generally accepted accounting principles, or GAAP.

	Fiscal Year Ended
	2012	2011

Net loss, as reported	$(1,937,000)	$(4,713,000)
Interest expense	916,000	1,147,000
Taxes	153,000	148,000
Depreciation	533,000	633,000
Amortization	538,000	644,000
EBITDA	203,000	(2,141,000)
Non-cash compensation expense	10,000	265,000
Forgivable loan write-down	265,000	392,000
Loss on disposition of unconsolidated joint venture	1,051,000	-
Change in fair value of derivative liabilities	-	1,603,000
EBITDA, as adjusted	$1,529,000	$119,000

EBITDA, as adjusted for, non-cash compensation expense, forgivable loan write-down and changes in fair value of derivative liabilities, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

Sources of liquidity and capital resources

	Ending Balance September 30,		Average Balance during fiscal
	2012	2011	2012	2011
Cash	$7,934,000	$6,698,000	$7,316,000	$6,044,000
Receivables from broker-dealers and clearing organizations	3,650,000	2,714,000	3,182,000	3,116,000
Marketable securities	696,000	454,000	575,000	567,000

Accounts payable, accrued expenses and other liabilities	11,560,000	11,832,000	11,696,000	11,887,500
Convertible notes payable excluding debt discount	6,800,000	6,000,000	6,400,000	6,000,000
Notes payable	-	-	-	250,000
Subordinated borrowings	1,000,000	100,000	550,000	425,000

At September 30, 2012 and 2011, 74% and 60%, respectively, of our total assets consisted of cash and cash equivalents, marketable securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

Our Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. National Securities has elected to use the alternative standard method permitted by the Rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At September 30, 2012, National Securities’ net capital exceeded the requirement by approximately $1,144,000. Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $50,000, and at September 30, 2012 the firms had excess net capital of approximately $639,000 and $95,000, respectively.

Advances, dividend payments and other equity withdrawals from the Broker-Dealer Subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During 2012 and 2011, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

Our primary sources of liquidity include the sale of our securities and other financing activities and our cash flow from operations. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least 2013. However, we may need to raise funds to enhance our working capital and for strategic purposes.

At September 30, 2012, National Holdings Corporation had total indebtedness of $7.8 million. We cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse effect on our operations. The Company issued secured convertible promissory notes aggregating $5,000,000 during March, April and September 2012 and a subordinated note of $1.0 million during September 2012, which may mature as early as August 2013, or, if certain conditions are met, in March 2015. We used a portion of the proceeds from the convertible promissory notes and subordinated notes to satisfy the principal of $4.2 million convertible promissory notes which matured in March and June 2012. The Company also has a remaining obligation of $1.8 million convertible promissory note which now matures in January 2013. Such notes are unsecured, are solely the obligation of National Holdings Corporation and not any of its operating subsidiaries, including our Broker-Dealer Subsidiaries. Such notes are due to entities affiliated to two of the Company’s directors. Our plan is to satisfy our remaining obligations under the $1.8 million convertible note and the $1.0 million subordinated note by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repaying the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options. Additionally, we intend to satisfy our obligations under the $5,000,000 convertible promissory notes by: 1) securing the acceptance of the holder of its capital restructuring, which would allow the Company to firmly extend the maturity of the note to March 2015, or 2) encouraging the holder to convert its note to the Company’s Series E Preferred Stock in due course. While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all. Should the Company default on the convertible notes and the lender forecloses on the debt, the operations of our subsidiaries will not be initially impacted. However, following default, the lender could potentially liquidate the holdings of our operating subsidiaries sometime in the future in accordance with applicable SEC and FINRA rules and regulations.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $221,000 and $480,000 during fiscal 2012 and 2011.

	Year ended September 30,
	2012	2011
Cash flows from operating activities

Net Loss	$(1,937,000)	$(4,713,000)
Non-cash adjustments
Depreciation and amortization	1,154,000	1,254,000
Loss on disposition of unconsolidated joint venture	1,051,000	-
Amortization of advances to registered representatives	265,000	392,000
Increase in fair value of derivative liabilities	-	1,603,000
Fair value of options	10,000	265,000
Other	55,000	270,000

Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	(786,000)	1,420,000
Marketable securities	(307,000)	310,000
Accounts payable and accrued expenses and other liabilities	773,000	(690,000)
Other	29,000	47,000
Net cash provided by operating activities	307,000	158,000

Cash flows used in investing activities
Redemption of note receivable	-	500,000
Capital contributions to unconsolidated joint venture	(550,000)	(501,000)
Purchase of fixed assets	(221,000)	(480,000)
	(771,000)	(481,000)

Cash flows from financing activities
Proceeds from (Repayment) of subordinated borrowings, net	900,000	(650,000)
Proceeds from convertible notes payable	5,000,000	-
Repayment of notes and convertible notes payable	(4,200,000)	(500,000)
Proceeds from issuance of common and preferred stock, net	-	2,781,000
	1,700,000	1,631,000

Net inrease in cash	$1,236,000	$1,308,000

Year ended September 30, 2012

The increase in receivables from clearing organizations, broker-dealers and others at September 30, 2012 as compared to September 30, 2011 is primarily due to the higher revenues in September 2012 as compared to September 2011 revenues. These receivables are typically received within 30 days of the close of the month. Changes in securities owned are primarily due to a general increase in securities held for trading as well as increase in the valuation of non-marketable warrants and securities held, which the Company received as compensation for investment banking deals. The increase in accounts payable, accrued expenses and other liabilities at September 30, 2012 as compared to September 30, 2011 is primarily due to the higher commissions payable consistent with the revenues in September 2012 as compared to September 2011 revenues.

Cash used in investing activities during fiscal 2012 amounted to $771,000 and primarily consisted of funds used to complete an investment in an unconsolidated joint venture of $550,000, resulting from prior obligations and by recurring purchases of computer equipment of $221,000.

Cash provided by financing activities during fiscal 2012 amounted to $1,700,000 and was comprised  of an issuance of convertible notes payable and subordinated debt of $6,000,000 which partly satisfied our obligations under outstanding convertible notes payable of $4,200,000. Additionally, we made net repayments of $100,000 of our subordinated borrowings during the same period.

Year ended September 30, 2011

The decrease in receivables during fiscal 2011of $1,420,000 is primarily due to a decrease in receivables from clearing firms resulting from lower revenues during the month of September year over year, and the decrease in payables during fiscal 2011 of $690,000 is primarily due to a decrease in commissions payable corresponding to the lower sales during the month of September year over year.

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

Operating cash flows from period to period

Our cash flows from operating activities increased to $307,000 from $158,000 for fiscal years 2012 and 2011, respectively. Such increase is primarily attributable to the following:

•	Aforementioned changes in assets and liabilities during the respective periods, and;

•	Overall greater decrease in operating expenses offset by lower revenues.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For fiscal 2012, the Company had a net loss of $1,937,000 and a working capital deficit of $5.4 million. For the fiscal year ended September 30, 2011 the Company had a net loss of $4,713,000 and a working capital deficit of $4.6 million.

At September 30, 2012, National Holdings Corporation had total indebtedness of $7.8 million. We cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse effect on our operations. The Company issued secured convertible promissory notes aggregating $5,000,000 during March, April and September 2012 and a subordinated note of $1.0 million during September 2012, which may mature as early as August 2013, or, if certain conditions are met, in March 2015. We used a portion of the proceeds from the convertible promissory notes and subordinated notes to satisfy the principal of $4.2 million convertible promissory notes which matured in March and June 2012. The Company also has a remaining obligation of $1.8 million convertible promissory note which now matures in January 2013. Such notes are unsecured, are solely the obligation ofNational Holdings Corporation and not any of its operating subsidiaries, including our Broker-Dealer Subsidiaries. Such notes are due to entities affiliated to two of the Company’s directors. Our plan is to satisfy our remaining obligations under the $1.8 million convertible note and the $1.0 million subordinated note by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repaying the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options. Additionally, we intend to satisfy our obligations under the $5,000,000 convertible promissory notes by: 1) securing the acceptance of the holder of its capital restructuring, which would allow the Company to firmly extend the maturity of the note to March 2015, or 2) encouraging the holder to convert its note to the Company’s Series E Preferred Stock in due course. While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all. Should the Company default on the convertible notes and the lender forecloses on the debt, the operations of our subsidiaries will not be initially impacted. However, following default, the lender could potentially liquidate the holdings of our operating subsidiaries sometime in the future in accordance with applicable SEC and FINRA rules and regulations.

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

Recently Adopted Accounting Guidance

In September 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was effective for the Company beginning October 1, 2012 and did not have material impact on our financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The guidance eliminated a prior option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance was effective for the Company beginning January 1, 2012 and did not have material impact on our financial statements upon adoption.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for the Company beginning January 1, 2012 and did not have material impact on our financial statements upon adoption.

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

The new guidance was effective for the Company beginning October 1, 2011 and resulted in immaterial financial statement presentation changes only.

Recent Accounting Guidance Not Yet Adopted

In July 2012, the FASB issued ASU No. 2012-02, Testing indefinite-lived intangible assets for impairment. The update aims to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This guidance is effective for the Company prospectively beginning on October 1, 2012. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about offsetting assets and liabilities, an accounting update that creates new disclosure requirements requiring entities to disclose both gross and net information for derivatives and other financial instruments that are either offset in the statement of financial condition or subject to an enforceable master netting arrangement or similar arrangement. The disclosure requirements are effective for the Company beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect the Company’s condensed consolidated statements of income or financial condition.

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

The following table shows the market values of the Company's marketable and non-marketable securities owned and securities sold, but not yet purchased as of September 30, 2012:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks –marketable	$18,000	$1,000
Municipal bonds - marketable	678,000	0
Restricted stock and warrants – non-marketable	56,000	-
Total	$752,000	$1,000

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended September 30, 2012.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) of the Exchange Act.

The Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of September 30, 2012, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company's internal control over financial reporting was effective as of September 30, 2012.

Management believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal controls: We have continually had in place systems relating to internal controls over financial reporting. There were no significant changes in the Company’s internal controls over financial reporting identified with the evaluation thereof during the fiscal year ended September 30, 2012 or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such controls and procedures requiring corrective actions with the exception of the following:

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2012 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and persons performing similar functions. The Code of Ethics is incorporated herein by reference.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
Statements of Financial Condition, September 30, 2012 and September 30, 2011
Statements of Operations for the Years ended September 30, 2012 and September 30, 2011
Statement of Changes in Stockholders' Deficit for the Years ended September 30, 2012 and September 30, 2011
Statements of Cash Flows for the Years ended September 30, 2012 and September 30, 2011
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or have been included in notes to the consolidated financial statements.

(b)    See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 27, 2012	By:	/s/Mark Goldwasser
Mark Goldwasser
Chief Executive Officer and Director

Date: December 27, 2012	By:	/s/Alan B. Levin
Alan B. Levin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2012	By:	/s/ Robert Fagenson
Robert Fagenson,
Co-Executive Chairman of the Board

Date: December 27, 2012	By:	/s/ Mark Goldwasser
Mark Goldwasser, Chief Executive Officer and Director

Date: December 27, 2012	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Vice Chairman and Director

Date: December 27, 2012	By:	/s/ Robert Lautz
Robert Lautz, Director

Date: December 27, 2012	By:	/s/ Frank S. Plimpton,
Frank S. Plimpton, Director

Date: December 27, 2012	By:	/s/ Salvatore Giardina
Salvatore Giardina, Director

EXHIBIT INDEX

3.1	The Company's Certificate of Incorporation, as amended, previously filed as Exhibit 3.5. to Form 10-Q in May 2004 and hereby incorporated by reference.

3.2	The Company's Bylaws, as amended, previously filed as Exhibit 3.3 to Form 10-Q in February 2002, and hereby incorporated by reference.

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

3.12
Certification of Designation of Series E Preferred Stock, filed with the Secretary of State of the State of Delaware on March 30, 2012, previously filed as Exhibit 3.1 to form 8-K in April 2012 and hereby incorporated by reference.

4.1	Form of Warrant, previously filed as Exhibit 4.4 to Form 8-K in February 2007 and hereby incorporated by reference.

4.2	Form of 10% Promissory Note, previously filed as Exhibit 4.5 to Form 8-K in February 2007 and hereby incorporated by reference.

4.3	Form of Warrant, previously filed as Exhibit 4.6 to Form 8-K in April 2008 and hereby incorporated by reference.

4.4	Form of 10% Senior Subordinated Convertible Promissory Note, previously filed as Exhibit 4.7 to Form 8-K in April 2008 and hereby incorporated by reference.

4.5	Warrant, dated as of June 30, 2008, previously filed as Exhibit 4.8 to Form 8-K in July 2008 and hereby incorporated by reference.

4.6	10% Senior Subordinated Convertible Promissory Note dated June 30, 2008, previously filed as Exhibit 4.9 to Form 8-K in July 2008 and hereby incorporated by reference.

4.7	Form of Warrant, dated July 12, 2010, previously filed as Exhibit 3.8 to Form 8-K in July 2010 and hereby incorporated by reference.

4.8	Form of Warrant, dated September 29, 2010, previously filed as Exhibit 3.8 to Form 8-K in October 2010 and hereby incorporated by reference.

4.9	Form of Series C Warrant, dated September 29, 2010, previously filed as Exhibit 3.8 to Form 8-K in October 2010 and hereby incorporated by reference.

4.10	6% Convertible Subordinated Promissory Note, dated March 30, 2012, previously filed as Exhibit 4.1 to Form 8-K on April 4, 2012 and hereby incorporated by reference.

4.11	6% Convertible Subordinated Promissory Note, dated April 4, 2012, previously filed as Exhibit 4.2 to Form 8-K on April 4, 2012 and hereby incorporated by reference.

4.12	Form of series E Warrant, previously filed as Exhibit 4.3 to Form 8-K on April 4, 2012 and hereby incorporated by reference.

10.1	Office lease, Seattle, Washington previously filed as Exhibit 10.20 to Form 10-K in December 1999 and hereby incorporated by reference.

10.4*	2001 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2001 and hereby incorporated by reference.

10.7*	2006 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2006 and hereby incorporated by reference.

10.8*	2008 Stock Option Plan, previously included in the Proxy Statement-Schedule 14A filed in January 2008 and hereby incorporated by reference.

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

10.31*
Amendment No. 1 to Employment Agreement, dated as of November 23, 2009, by and between the Company and Mark Goldwasser previously filed as Exhibit 10.31 to Form 10-K in December 2009 and hereby incorporated by reference.

10.32*	Letter Agreement, dated as of November 23, 2009, by and between the Company and Mark Goldwasser previously filed as Exhibit 10.32 to Form 10-K in December 2009 and hereby incorporated by reference.

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

10.43
Registration Rights Agreement, dated as of December 13, 2010 by and between National Holdings Corporation and the investors signatory thereto previously filed as Exhibit 10.37 to Form 8-K in January 2011 and hereby incorporated by reference.

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

10.46
Registration Rights Agreement, dated as of February 4, 2011 by and between National Holdings Corporation and the investors signatory thereto previously filed as Exhibit 10.31 to Form 10-K in February 2011 and hereby incorporated by reference.

10.47
Securities Purchase Agreement, dated as of March 30, 2012, by and between National Holdings Corporation and National Securities Growth Partners LLC, previously filed as Exhibit 10.1 to Form 8-K on April 4, 2012 and hereby incorporated by reference.

10.48
Registration Rights Agreement, dated as of March 30, 2012, by and between National Holdings Corporation and National Securities Growth Partners LLC, previously filed as Exhibit 10.2 to Form 8-K on April 4, 2012 and hereby incorporated by reference.

10.49
Placement Agency Agreement, dated as of December 6, 2011, by and between OPN Capital Markets and TG Therapeutics, Inc., previously filed as Exhibit 10.1 to Form 8-K on January 6, 3012 and hereby incorporated by reference.

10.50
Transfer of Ownership of OPN Holdings, LLC Joint Venture, dated as of April 4, 2012, by and between Michael S. Weiss and Opus Point Partners, LLC, previously filed as Exhibit 10.1 to Form 8-K on April 4, 2012 and hereby incorporated by reference.

10.51
Terms and Conditions for 195-Day Extension of 10% Senior Subordinated Convertible Promissory Note, dates as of July 17, 2012, by and between St. Cloud Capital Partners II, LP and National Holdings Corporation, previously filed as Exhibit 10.1 to Form 10-Q on August 14, 2012 and hereby incorporated by reference.

10.52
Amendment No. 2 to Employment Agreement, dated as of November 23, 2009, by and between the Company and Leonard Sokolow previously filed as Exhibit 99.2 to Form 8-K dated July 25, 2012 and hereby incorporated by reference.

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

We have audited the accompanying consolidated statements of financial condition of National Holdings Corporation and Subsidiaries (the "Company") as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and Subsidiaries as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficit as of September 30, 2012, as more fully described in Note 1. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 27, 2012

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$7,934,000	$6,698,000
Deposit with clearing organizations	1,107,000	1,157,000
Receivables from broker-dealers and clearing organizations	3,650,000	2,714,000
Other receivables, net of allowance for uncollectible accounts	147,000	299,000
Advances to registered representatives - Current portion	249,000	719,000
Securities owned: marketable – at market value	696,000	454,000
Securities owned: nonmarketable – at fair value	56,000	24,000
Other assets	520,000	677,000
Total Current Assets	14,359,000	12,742,000

Advances to registered representatives - Long term portion	641,000	233,000
Fixed assets, net of accumulated depreciation	662,000	974,000
Intangible assets, net	466,000	1,087,000
Investment in unconsolidated joint venture	-	1,051,000
Other assets	461,000	274,000
Total Assets	$16,589,000	$16,361,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$11,297,000	$10,754,000
Payable to broker-dealers and clearing organizations	119,000	139,000
Securities sold, but not yet purchased, at market	1,000	2,000
Convertible notes payable, net of debt discount	6,800,000	5,753,000
Subordinated borrowings - Related party	1,000,000	-
Subordinated borrowings	-	100,000
Total Current Liabilities	19,217,000	16,748,000

Accrued expenses and other liabilities - Long term portion	263,000	1,078,000

Total Liabilities	19,480,000	17,826,000

National Holdings Corporation Stockholders' Deficit
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; 46,050 shares issued and outstanding (liquidation preference: $4,605,000) and 42,957 shares issued and outstanding (liquidation preference: $4,295,700) , respectively	-	-
Series C and D, convertible preferred stock, $0.01 par value, 10,000,000 shares authorized, 94,169 issued and outstanding	6,156,000	6156000
Common stock, $.02 par value, 150,000,000 shares authorized; 26,555,572 shares issued and outstanding,at September 30, 2012 and 20,446,704 issued and outstanding at September 30, 2011	531,000	409,000
Additional paid-in capital	46,184,000	45,066,000
Accumulated deficit	(55,780,000)	(53,128,000)
Total National Holdings Corporation Stockholders' Deficit	(2,909,000)	(1,497,000)

Non-Controlling Interest	18,000	32,000

Total Stockholders Deficit	(2,891,000)	(1,465,000)

Total Liabilities and Stockholders' Deficit	$16,589,000	$16,361,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2012	2011
Revenues
Commissions	$70,301,000	$85,296,000
Net dealer inventory gains	14,427,000	14,261,000
Investment banking	15,390,000	6,930,000
Total commission and fee revenues	100,118,000	106,487,000

Interest and dividends	2,996,000	3,586,000
Transfer fees and clearing services	7,196,000	8,528,000
Investment advisory fees	8,092,000	7,567,000
Other	246,000	353,000
Total Revenues	118,648,000	126,521,000

Operating Expenses
Commissions, compensation and fees	103,800,000	113,325,000
Clearing fees	1,662,000	2,107,000
Communications	4,731,000	4,571,000
Occupancy, equipment and other administrative costs	4,189,000	5,052,000
Professional fees	2,714,000	1,831,000
Interest	916,000	1,147,000
Taxes, licenses, registration	1,536,000	1,639,000
Total Operating Expenses	119,548,000	129,672,000

Net Loss from Operations	(900,000)	(3,151,000)

Other Expense
Loss on disposition of unconsolidated joint venture	(1,051,000)	-
Change in fair value of derivative	-	(1,603,000)
Total Other Expense	(1,051,000)	(1,603,000)

Net loss before non-controlling interest	(1,951,000)	(4,754,000)
Non-controlling interest	(14,000)	(41,000)
Net loss	(1,937,000)	(4,713,000)

Preferred stock dividends	(93,000)	(414,000)

Net loss attributable to common stockholders	$(2,030,000)	$(5,127,000)

LOSS PER COMMON SHARE
Net loss attributable to common stockholders: Basic and diluted	$(0.08)	$(0.18)

Weighted average number of shares outstanding: Basic and diluted	25,014,166	19,697,033

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
YEARS ENDED SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011
	Preferred Stock A		Preferred Stock C		Preferred Stock D		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	$	Shares	$	Shares	$	Shares	$	Capital	Receivable	Deficit	Deficit
BALANCE, September 30, 2010	46,050	$-	-	$-	-	$-	17,276,704	$346,000	$43,132,000	$(1,334,000)	$(48,415,000)	$(6,271,000)

Proceeds from subscription receivable	-	-	-	-	-	-	-	-	-	1,334,000	-	1,334,000

Fair value of stock options	-	-	-	-	-	-	-	-	265,000	-	-	265,000

Issuance of shares of common stock pursuant to private placement, net of financing costs	-	-	-	-	-	-	3,170,000	63,000	823,000	-	-	886,000

Reclassification of liability contracts to equity	-	-	34,169	2,551,000	60,000	3,605,000	-	-	846,000	-	-	7,002,000

Net loss	-	-	-	-	-	-	-	-	-	-	(4,713,000)	(4,713,000)
BALANCE, September 30, 2011	46,050	-	34,169	2,551,000	60,000	3,605,000	20,446,704	409,000	45,066,000	-	(53,128,000)	(1,497,000)

Issuance of Series A Preferred Dividends	5,723	-	-	-	-	-	-	-	715,000	-	(715,000)	-

Issuance of shares of common stock pursuant to the conversion of Series A Preferred Stock	(51,773)	-	-	-	-	-	4,141,826	83,000	(83,000)	-	-	-

Fair value of stock options	-	-	-	-	-	-	-	-	10,000	-	-	10,000

Issuance of shares of common stock pursuant to satisfy certain liabilities	-	-	-	-	-	-	1,967,042	39,000	476,000	-	-	515,000

Net loss	-	-	-	-	-	-	-	-	-	-	(1,937,000)	(1,937,000)
BALANCE, September 30, 2012	-	$-	34,169	$2,551,000	60,000	$3,605,000	26,555,572	$531,000	$46,184,000	$-	$(55,780,000)	$(2,909,000)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,937,000)	$(4,713,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,154,000	1,254,000
Amortization of advances to registered representatives	265,000	392,000
Loss on disposition of unconsolidated joint venture	1,051,000	-
Amortization of note discount	247,000	395,000
Fair value of options	10,000	265,000
Provision for bad debt	(201,000)	(14,000)
Net realized and unrealized gain (loss) on securities	23,000	(84,000)
Non-controlling interest	(14,000)	(41,000)
Increase in fair value of derivative liabilities	-	1,603,000
Changes in assets and liabilities
Deposits with clearing organizations	50,000	2,000
Receivables from broker-dealers, clearing organizations and others	(786,000)	1,420,000
Securities owned: marketable, at market value	(307,000)	310,000
Securities owned: non-marketable, at fair value	10,000	33,000
Other assets	(30,000)	45,000
Accounts payable, accrued expenses and other liabilities	773,000	(690,000)
Securities sold, but not yet purchased, at market	(1,000)	(19,000)
Net cash provided by operating activities	307,000	158,000

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of note receivable	-	500,000
Capital contribution to unconsolidated joint venture	(550,000)	(501,000)
Purchase of fixed assets	(221,000)	(480,000)
Net cash used in investing activities	(771,000)	(481,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment of notes payable	-	(500,000)
Net proceeds from issuance of preferred stock	-	1,334,000
Proceeds from issuance of convertible notes payable	5,000,000	-
Principal repayment of convertible notes payable	(4,200,000)	-
Repayment of subordinated borrowings	(100,000)	(650,000)
Proceeds from issuance of subordinated borrowings	1,000,000	-
Net proceeds from issuance of common stock	-	1,585,000
Payment of financing costs	-	(169,000)
Capital contribution from noncontrolling interest	-	31,000
Net cash provided by financing activities	1,700,000	1,631,000

NET INCREASE IN CASH	1,236,000	1,308,000

CASH BALANCE
Beginning of the year	6,698,000	5,390,000
End of the year	$7,934,000	$6,698,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$617,000	$721,000
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of shares of common stock to satisfy liabilities	$515,000	$-
Conversion of Series A Preferred Stock to shares of common stock	$83,000	$-
Reclassification of liability contracts to equity	$-	$6,464,000
Embedded conversion features	$-	$530,000
Series A preferred stock dividends	$715,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

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

Through its Broker-Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 39,000 high net worth individual and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 5,000 micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. The Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority ("FINRA") and Securities Investor Protection Corporation ("SIPC"). National Securities and vFinance Investments are also members of the National Futures Association ("NFA").

National also has a wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"). NAM is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

National also has a wholly owned subsidiary, National Insurance Corporation, a Washington corporation (“National Insurance”). National Insurance provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had a net loss of approximately $1,937,000 during the fiscal year ended September 30, 2012 and has a working capital deficit of approximately $5,378,000 as of September 30, 2012.

At September 30, 2012, National Holdings Corporation had total indebtedness of $7.8 million. We cannot assure you that our operations will generate funds sufficient to repay our existing debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse effect on our operations. The Company issued secured convertible promissory notes aggregating $5,000,000 during March, April and September 2012 and a subordinated note of $1.0 million during September 2012, which may mature as early as August 2013, or, if certain conditions are met, in March 2015. We used a portion of the proceeds from the convertible promissory notes and subordinated notes to satisfy the principal of $4.2 million convertible promissory notes which matured in March and June 2012. The Company also has a remaining obligation of $1.8 million convertible promissory note which now matures in January 2013. Such notes are unsecured, are solely the obligation ofNational Holdings Corporation and not any of its operating subsidiaries, including our Broker-Dealer Subsidiaries. Such notes are due to entities affiliated to two of the Company’s directors. Our plan is to satisfy our remaining obligations under the $1.8 million convertible note and the $1.0 million subordinated note by either: 1) providing incentives to the holders to either extend the maturity of the notes or convert the notes into our shares of common stock, 2) securing additional financing between now and the maturity dates to repay the notes, 3) repaying the notes in cash and other available current assets at maturity, or 4) a combination of the aforementioned options. Additionally, we intend to satisfy our obligations under the $5,000,000 convertible promissory notes by: 1) securing the acceptance of the holder of its capital restructuring, which would allow the Company to firmly extend the maturity of the note to March 2015, or 2) encouraging the holder to convert its note to the Company’s Series E Preferred Stock in due course. While the Company believes that it will ultimately satisfy its obligations under such convertible notes, it cannot guarantee that it will be able to do so at favorable terms, or at all. Should the Company default on the convertible notes and the lender forecloses on the debt, the operations of our subsidiaries will not be initially impacted. However, following default, the lender could potentially liquidate the holdings of our operating subsidiaries sometime in the future in accordance with applicable SEC and FINRA rules and regulations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of National and its’ wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with the Company. The Company may have established liabilities for potential losses from such complaints, legal actions, government investigations, and proceedings where necessary in accordance with GAAP. In establishing these liabilities, management uses judgment to determine the probability that losses have will be incurred and a reasonable estimate of the amount of losses. In making these decisions, management bases its judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If managements judgment proves to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of September 30, 2012, the Company accrued approximately $338,000 for these matters. These claims may be covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Customer security transactions and the related commission income and expense are recorded on a trade date basis. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC (“NFS”), Legent Clearing LLC (“Legent”), ICBC, formerly known as Fortis Securities, LLC (“ICBC”), Rosenthal Collins Group, LLC. (“Rosenthal”) and R.J. O’Brien (“RJO”). The interest is billed on the average daily balance of the margin account.

Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recognized on the offering date, sales concessions on the trade date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

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

Investment advisory fees are derived from account management and investment advisory services provided to high net worth clients. These fees are determined based on a percentage of the customers assets under management, may be billed monthly or quarterly and recognized when collected.

Other revenue consists of miscellaneous fees charged to both customer and our independent contractors for services rendered.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Accounting Standards Codification 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

The Company had securities owned- nonmarketable including warrants it received as partial compensation from clients for investment banking services and subordinated borrowings as Level 2 assets and liabilities as of September 30, 2012 and 2011. The carrying amounts of the convertible promissory notes at September 30, 2012 and 2011 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2012 and 2011, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The fair value of the derivative liabilities is based on the quoted market prices of the Company’s stock.

The warrants issued by the clients to the Company as partial compensation for banking services are not readily convertible to cash pursuant to ASC 605-10-20. Accordingly, they are classified as non-marketable securities. Once the securities underlying the warrants have quoted prices available in an active market that can rapidly absorb the quantity held by the Company without significantly affecting the price, the Company attributes a value to the warrants using the Black-Scholes method based on the respective price of the warrants and the quoted prices of the securities underlying the warrants and other key inputs.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect to use the fair value measurements for any of its qualifying financial instruments.

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

The Company assessed the classification of its derivative financial instruments as of September 30, 2011, which consist of common stock purchase warrants, and determined that such warrants were equity contracts.

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

	Years Ended
	September 30,
	2012	2011
Numerator:
Net loss	$(1,937,000)	$(4,713,000)
Preferred stock dividends	(93,000)	(414,000)
Increase in fair value of derivative liabilities	-	1,603,000
Numerator for basic earnings per share- loss attributable to common stockholders - as adjusted	(2,030,000)	(3,524,000)
Numerator for diluted earnings per share-net loss attributable to common stockholders - as adjusted	$(2,030,000)	$(3,524,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	25,014,166	19,697,033
Effect of dilutive securities:
Assumed conversion of Series A, C, and D preferred stock	-	-
Stock options	-	-
Warrants	-	-
Assumed conversion of convertible notes payable	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	25,014,166	19,697,033

Loss per share:
Net loss available to common stockholders
Basic	$(0.08)	$(0.18)
Diluted	$(0.08)	$(0.18)

The weighted-average anti-dilutive common share equivalents are as follows:

	September 30,
	2012	2011

Series A Preferred Stock	921,000	3,684,000
Series C Preferred Stock	3,416,692	3,416,692
Series D Preferred Stock	6,000,000	6,000,000
Convertible notes payable	6,712,123	3,375,000
Options	2,561,137	4,403,556
Warrants	14,842,941	14,329,942
	34,453,893	35,209,190

 The anti-dilutive common shares outstanding at September 30, 2012 and 2011 are as follows:

	September 30,
	2012	2011

Series A Preferred Stock	-	3,684,000
Series C Preferred Stock	-	3,416,692
Series D Preferred Stock	-	6,000,000
Convertible notes payable	11,125,000	3,375,000
Options	1,312,002	3,810,271
Warrants	14,717,941	14,967,941
	27,154,943	35,253,904

Stock-Based Compensation

ASC Topic 718 accounting for “Share Based Payment” addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under Topic 718, SBP awards result in a charge to operations measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.

The Company has historically used the Black-Scholes option valuation model to estimate the fair value of any options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options.

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

Recently Adopted Accounting Guidance

In September 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was effective for the Company beginning October 1, 2012 and did not have material impact on our financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance was effective for the Company beginning January 1, 2012 and did not have material impact on our financial statements upon adoption.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for the Company beginning January 1, 2012 and did not have material impact on our financial statements upon adoption.

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

The new guidance was effective for the Company beginning October 1, 2011 and has financial statement presentation changes only.

Recent Accounting Guidance Not Yet Adopted

In July 2012, the FASB issued ASU No. 2012-02, Testing indefinite-lived intangible assets for impairment. The update aims to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This guidance is effective for the Company prospectively beginning on October 1, 2012. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about offsetting assets and liabilities, an accounting update that creates new disclosure requirements requiring entities to disclose both gross and net information for derivatives and other financial instruments that are either offset in the statement of financial condition or subject to an enforceable master netting arrangement or similar arrangement. The disclosure requirements are effective for the Company beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect the Company’s consolidated statements of income or financial condition.

NOTE 3. CLEARING AGREEMENTS

National Securities Corporation and vFinance Investments, Inc. have separate but coterminous clearing agreements with National Financial Services, LLC with a termination date of February 1, 2015. The clearing agreement includes a termination fee if either broker dealer terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Legent, ICBC and Rosenthal and RJO.

NOTE 4. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At September 30, 2012 and 2011, the receivables of $3,650,000 and $2,714,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions. At September 30, 2012 and 2011, the amounts payable to broker-dealers and clearing organizations of $119,000 and $139,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 5. OTHER RECEIVABLES

At September 30, 2012 and 2011, the Company had other receivables of $147,000 and $299,000, respectively, primarily from underwriting and management fees from investment banking transactions that the Company participated in.

NOTE 6. ADVANCES TO REGISTERED REPRESENTATIVES

An analysis of advances to registered representatives for the fiscal years ended September 30, 2012 and 2011 is as follows:

Advances to Registered Representative
Balance, September 30, 2010	$1,441,000
Advances	78,000
Amortization or repayment of advances	(567,000)
Balance, September 30, 2011	$952,000
Advances	203,000
Amortization or repayment of advances	(265,000)
Balance, September 30, 2012	$890,000

There were no unamortized advances outstanding at September 30, 2012 and 2011 attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation.

NOTE 7. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET – MARKETABLE

Fair Value Measurements

As of September 30, 2012
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$18,000	-	-	$18,000
Government obligations	678,000	-	-	678,000
Restricted stock and warrants	-	56,000	-	56,000
	$696,000	$56,000	$-	$752,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$1,000	-	-	$1,000
Government obligations	-	-	-	-
Restricted stock and warrants	-	-	-	-
	$1,000	$-	$-	$1,000

As of September 30, 2011
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$154,000	-	-	$154,000
Government obligations	300,000	-	-	300,000
Restricted stock	-	24,000	-	24,000
	$454,000	$24,000	$-	$478,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$2,000	-	-	$2,000
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$2,000	$-	$-	$2,000

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

NOTE 8. FIXED ASSETS

Fixed assets as of September 30, 2012 and 2011, respectively, consist of the following:

	September 30,
	2012	2011	Estimated Useful Lives (years)
Equipment	$2,620,000	$2,532,000	5
Furniture and fixtures	491,000	491,000	5
Leasehold improvements	922,000	897,000	Lesser of useful life or term of lease
Capital Leases (Primarily composed of Computer Equipment)	2,510,000	2,402,000	5
	6,543,000	6,322,000
Less accumulated depreciation and amortization	(5,881,000)	(5,348,000)
Fixed assets - net	$662,000	$974,000

Depreciation and amortization expense for the years ended September 30, 2012 and 2011 was $533,000 and $633,000 respectively.

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

The Company made cash contributions of $501,000 and $550,000 in the joint venture in June 2011 and March 2012, respectively. Opus did not earn revenues or incur expenses since inception through the time the Company relinquished its interest.

All capital due to be contributed to the joint venture was paid to the joint venture as of September 30, 2012. The Company previously owed capital contributions of $550,000 to the joint venture at September 30, 2011. Such capital contributions payable were recognized as additional investment in unconsolidated joint venture and accounts payable at September 30, 2011.

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

The Company believes that the intangible assets, which consist substantially of customer relationships, will be held and used. To determine the fair value of the intangible assets, the Company used the guidance provided by professional standards defining Fair Value Measurements. These professional standards provide a fair value hierarchy which gives priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. There is no active market for assets identical to the Company’s acquired customer relationships. Additionally, the Company was unable to identify the following Level 2 inputs: 1) quoted prices for similar assets in active markets, 2) quoted prices for similar or identical assets in markets that are not active, or 3) inputs other than quoted prices that are observable for the asset. Accordingly, the Company used mostly unobservable inputs, consisting of estimated future net cash flows generated specifically from the acquired customer relationships. However, the Company did use certain Level 1 and 2 inputs to substantiate certain assumptions that helped determine the discount rate it used in deriving the fair value of the intangible assets.

Based on this method, the Company determined that the adjusted carrying basis of its intangible assets resulting from its merger with vFinance amounts to $466,000 at September 30, 2012, which will be fully amotized in the first nine months of fiscal 2013. The remaining intangible asset will be amortized over the balance of the assets original life for 0.75 years. Amortization of the Company’s intangible asset for the fiscal years ending September 30, 2012 and 2011 was $621,000 and $621,000, respectively.

NOTE 11. OTHER ASSETS

Other assets as of September 30, 2012 and 2011 respectively, consist of the following:

	September 30,
	2012	2011
Prepaid expenses	$520,000	$680,000
Deposits	304,000	88,000
Investments in unaffiliated entity	157,000	157,000
Deferred financing costs	-	26,000
Total	$981,000	$951,000

NOTE 12. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities, current liabilities and non-current, as of September 30, 2012 and 2011, consist of the following:

	September 30,
	2012	2011
Commissions payable	$7,151,000	$5,363,000
Deferred clearing fee credits	251,000	363,000
Telecommunications vendors payable	75,000	77,000
Legal fees payable	418,000	306,000
Deferred rent payable	241,000	268,000
Accrued compensation	24,000	581,000
Due to joint venture	-	550,000
Capital lease liability	279,000	415,000
Other vendors	2,858,000	3,909,000
Total	$11,297,000	$11,832,000

NOTE 13. DERIVATIVE LIABILITIES

The Company issued shares of Series C and D Preferred Stock and associated warrants. The terms of the Series C and D Preferred Stock and associated warrants include a subsequent financing reset provision which lapsed in July 2011 and March 2011, respectively. Additionally, holders of the warrants issued pursuant to Series D have a right to net settle their warrants in cash if there are not enough shares of common stock authorized to cover the issuance of shares pursuant to the exercise of such warrants. The net settlement effective price per warrant is the difference between the fair value as defined and the effective exercise price. Furthermore, the maximum number of shares required to be delivered during the period under which the warrants issued pursuant to the Series D transaction, together with all outstanding convertible debt, stock options, warrants, and Series A, C and D preferred shares, exceeded the amount of authorized shares at September 29, 2010, their date of issuance. Furthermore, the warrants issued in connection with the sale of the Company’s common stock in December 2010 also exceeded the amount of authorized shares at the date of issuance.

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

The Company issued 2,820,000 and 5,666,692 warrants which were accounted for as liability contracts during fiscal 2011 and 2010, respectively. The fair value of the warrants at their date of issuance amounted to $530,000 and $963,000 during fiscal 2011 and 2010, respectively. The fair value of the embedded conversion features amounted at the date of issuance amounted to $2,992,000 during fiscal 2010. The fair value of the warrants and embedded conversion features was offset against the proceeds of the issuance of the Company’s Series C and D Preferred Stock and common stock.

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

The fair value of the derivative liabilities increased by $1.6 million and $376,000 between measurement dates during fiscal year 2012 and 2011, respectively. Such increase is recorded as other expense in the accompanying Statement of Operations.

The reclassification of the Series C and D Preferred Stock and aforementioned warrants, previously accounted for as liability, to equity contracts, including the fair value of derivative liabilities of $6,465,000 and the carrying value of the Series C and D Preferred Stock of $513,000 resulted in the following increases at June 30, 2011:

Series C and D Preferred Stock	$6,156,000
Additional paid-in capital	$846,000

NOTE 14. CONVERTIBLE NOTES PAYABLE

March 2008 Convertible Note Payable

On March 31, 2008, the Company completed a financing transaction under which an investor made an investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 375,000 shares of common stock at an exercise price of $2.50 per share. The promissory note matured in March 2012. Using professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument. These amounts, totaling approximately $791,000, have been recorded as a debt discount that was charged to interest expense over the life of the promissory note. The Company satisfied its obligations under this note in March 2012.

June 2008 Convertible Note Payable

On June 30, 2008, the Company completed a financing transaction under which the same investor made an additional investment in the Company by purchasing a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 468,750 shares of common stock at an exercise price of $2.00 per share. The promissory note matured in June 2012. Under professional standards, the relative fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. The Company also recorded an additional debt discount for the beneficial conversion feature of the instrument. These amounts, totaling approximately $789,000, have been recorded as a debt discount that was charged to interest expense over the life of the promissory note. The Company satisfied $1.2 million of its obligations under this note in September 2012. The remaining $1.8 million principal is due in January 2013.

2012 Convertible Notes Payable

In March, April and September 2012, the Company completed the issuance of convertible notes payable for $3,300,000, $700,000 and $1,000,000, respectively. The notes bear interest at 6% per annum. As amended in September 2012, the notes mature on the earlier of 1) 10 business days after delivery by the holder of the note of a notice to maturity, which notice may not be issued prior to  August 14, 2013 (which date shall be extended to March 31, 2015 if the Company completes a restructuring of its capital in a manner satisfactory to the holder) or 2)  March 31, 2015. The notes cumulatively are convertible into 100,000 shares of the Company's Series E Preferred Stock. Upon conversion, the holders will also receive 10,000,000 warrants, exercisable at $0.50 per share of the Company's common stock. The 2012 Convertible Notes Payable are secured by any net proceeds received by the Company, after paying any senior indebtedness, in the event any holder of such senior indebtedness forecloses on the common stock of National Asset Management, Inc.

The following table summarizes the convertible notes payable.

	September 30,
	2012	2011
10% convertible notes payable	$1,800,000	$6,000,000
6% convertible notes payable	5,000,000	-
Less: Debt discount	-	(247,000)
	$6,800,000	$5,753,000

The Company incurred interest expense related to its convertible notes of $575,000 and $600,000 for the fiscal years ended September 30, 2012 and 2011, respectively. The convertible notes are owed to entities affiliated with two of the Company’s directors.

NOTE 15. SUBORDINATED BORROWINGS

Subordinated Note

In July 2009, National Securities was approved by the FINRA to receive an additional subordinated loan from Legent for $250,000, bearing interest at the rate of 4.5% payable monthly. This loan was granted subsequent to National Securities signing a clearing agreement with Legent, to clear a portion of the business. National Securities began to make principal repayments at a minimum of $10,000 per month or $10 per transaction whichever is greater, starting July 31, 2010. Some or all of this repayment may be funded by transactional credits depending on the amount of business conducted through Legent on a monthly basis. As of September 30, 2012 and 2011, the balances owed to Legent Clearing were $0 and $100,000 respectively.

In September 2012, the Company generated proceeds of $1 million by issuing a subordinated note payable to one of its directors. The note matures on the earlier of 10 business days after delivery by the holder of the note of a notice to maturity-which may not be issued prior to August 14, 2013. The note is secured by any net proceeds received by the Company, after paying any senior indebtedness in the event any holder of such senior indebtedness forecloses on the common stock of National Asset Management, Inc.

NOTE 16. INCOME TAXES

The primary difference between income tax expense at the federal statutory rate and actual tax expense is due to the utilization of net operating loss carryovers. The Company did not record a provision for income taxes due to current year loss.

Years Ended September 30,
	2012	2011
Federal income tax provision (benefit)	$-	$-
State income tax provision (benefit)	-	-
	$-	$-

The income tax provision (benefit) related to income (loss) from continuing operations before income taxes and extraordinary items vary from the federal statutory rate as follows:

	Years Ended September 30,
	2012	2011
Statutory federal rate	-35.0%	-35.0%
State income taxes net of federal income tax benefit	-5.2%	-5.2%
Permanent differences for tax purposes	22.9%	19.4%
Change in valuation allowance	17.3%	20.8%
	0.0%	0.0%

Significant components of the Company’s deferred tax assets in the accompanying financial statements are as follows:

	September 30,
	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$14,277,000	$13,671,000
Reserves for uncollectible receivables	44,000	124,000
Accrued but unpaid bonuses	91,000	437,000
Difference between book and tax amortization	608,000	158,000
Stock Based Compensation	436,000	-
Other temporary differences	97,000	283,000
Total deferred tax assets	15,553,000	14,673,000
Valuation allowance	(15,553,000)	(14,673,000)
Net deferred tax asset	$-	$-

At September 30, 2012, the Company had available net operating loss carryovers of approximately $34.6 million that may be applied against future taxable income and expires at various dates between 2014 and 2032, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that the full amount of the deferred tax asset may not be realized. The valuation allowance for the deferred tax asset increased by $546,000 and $1.4 million during the fiscal years ended September 30, 2012 and 2011, respectively. The net change in the valuation allowance is due principally to derivative liabilities in 2011.

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

The Company’s consolidated tax return for the tax year ended September 30, 2008 is currently under examination by the Internal Revenue Service. The Company’s management does not believe that the consolidated tax return being examined contains any significant errors, omissions, material misstatements, or unsustainable tax positions that could subject it to an assessment of tax, penalties and interest. Accordingly, the Company has not recorded any liability, including contingent liabilities, or adjusted its tax provision, including deferred tax assets and the valuation allowance to reflect the possibility of a proposed adjustment. The Company’s tax returns for tax years 2009 and later could also be subject to review by the IRS, however to date, no such notice has been received.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2012, the Company leases office space and equipment in various states expiring at various dates through August 2015, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2013	$1,939,000	$72,000	$1,867,000
2014	1,110,000	72,000	1,038,000
2015	1,053,000	66,000	987,000
2016	374,000	-	374,000
Thereafter	286,000	-	286,000
	$4,762,000	$210,000	$4,552,000

The totals amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of September 30, 2012 and September 30, 2011, the Company has recognized deferred rent payable of $241,000 and $268,000, respectively (See Note 12). Rental expense under all operating leases for the years ended September 30, 2012 and September 30, 2011 was $2,510,000 and $3,104,000 respectively. Sublease income under all operating subleases for the years ended September 30, 2012 and 2011 was approximately $95,000 and $207,000, respectively.

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $16,800,000. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $300,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2012 and 2011, are $338,000 and $310,000 (inclusive of legal fees incurred to date and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $1,158,000 and $1,169,000 for fiscal years 2012 and 2011, respectively.

NOTE 18. STOCKHOLDERS’ EQUITY

Shares Authorized

The Company’s authorized number of shares of common stock is 150,000,000, and its authorized number of shares of preferred stock is 10,000,000. Additionally, the Company has authorized 50,000 shares of Series A Preferred Stock, 34,500 shares of Series C Preferred Stock, 100,000 shares of Series D Preferred Stock, and 200,000 shares of Series E Preferred Stock.

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

Issuance of shares of common stock to satisfy certain liabilities

During fiscal 2012, the Company issued 1,967,042 shares of its common stock to satisfy certain liabilities. Included in these shares were 126,188 shares and 340,854 shares issued to Messrs. Goldwasser and Sokolow in satisfaction of their amended employment agreements executed in November 2009. The fair value of the shares was based on the Company’s quoted trading price at the date of issuance.

Receipt of subscription receivable

During fiscal 2011, the Company received the remaining proceeds of its Series D Preferred Stock offering which amounted to $1,334,000.

Reclassification of liability contracts to equity contracts

At March 31, 2011, we reclassified certain Series C and D Preferred Stock and related warrants and certain warrants issued in connection with a private placement from liability contracts to equity contracts.

The reclassification of the Series C and D Preferred Stock and aforementioned warrants, previously accounted for as a liability, to equity contracts resulted in the following increases at March 31, 2011:

Series C and D Preferred Stock	$6,156,000
Additional paid-in capital	$846,000

Series A Convertible Preferred Stock

Each share of Series A preferred stock was convertible into 80 shares of common stock ($1.25 per share of common). The holders are entitled to receive dividends on a quarterly basis at a rate of 9% per annum, per share. Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors.

During fiscal 2012 and 2011, the Company recognized $93,000 and $414,000 of dividends on its Series A Preferred Stock. The accumulated dividends on the Company’s 46,050 issued and outstanding shares of Series A Preferred Stock was $715,000, at the automatic conversion date, December 21, 2011. At such date, all accumulated dividends were to be paid, resulting in the issuance of 5,723 shares of Series A Preferred Stock. The Company is in the process of issuing 4,141,826 shares of its common stock to satisfy its obligations pursuant to the conversion of 51,773 shares of Series A Preferred Stock. The conversion of these shares has not yet been completed as of the date of this report.

Series C Convertible Preferred Stock

On July 12, 2010, the Company issued 34,167 shares of Series C Preferred Stock to certain investors in consideration of the conversion of $1.7 million in subordinated financing. The Series C shares issued pursuant to this transaction are convertible into 3,416,691 shares of the Company’s common stock.

The Series C shares are convertible at the holder’s option at a rate of $0.50 per share. The conversion rate may be reduced to the lower effective rate of any securities, with certain exceptions, issued by the Company prior to March 31, 2011. Such exceptions include issuance of shares or share equivalent pursuant to stock options, acquisitions, certain financing with a financial institution, payment in kind to vendors and payment in kind of dividends of the Series A Preferred Stock.

The Series C shares have a liquidation preference to the holders of common stock in the event of liquidation or dissolution of the Company. The Series C stockholders have voting rights on an as converted basis. Holders of Series C shares have certain registration rights.

Series D Convertible Preferred Stock

On September 29, 2010, the Company issued 60,000 shares of Series D Preferred Stock to certain investors in consideration of $3,000,000, of which $1,334,000 was a receivable. This amount was collected in October 2010. The Series D shares issued pursuant to this transaction are convertible into 6,000,000 shares of the Company’s common stock.

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

Series E Convertible Preferred Stock

In fiscal 2012, the Company designated its Series E Preferred Stock, par value $0.01 per share, at a price of $50 per share. The authorized number of shares of Series E Preferred Stock is 200,000. None were issued at September 30, 2012.

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

The Company did not grant any options during fiscal years 2012 or 2011.

The following activity occurred under our plan:

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, September 30, 2010	5,184,687	$1.53		-
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,374,416)	1.66
Outstanding at September 30, 2011	3,810,271	$1.67	2.36	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	(2,498,269)	1.67
Outstanding at September 30, 2012	1,312,002	$1.64	2.17	$-
Exercisable at September 30, 2012	1,312,002	1.64	2.37	$-

	2012	2011

Weighted-average grant-date fair value of options granted	N/A	N/A
Fair value of options recognized as expense:	$10,000	$265,000

As of September 30, 2012, the Company had no unamortized compensation costs related to non-vested options.

Warrants

In connection with the issuance of the Series C Preferred Stock, the Company also issued warrants to purchase 3,416,692 shares of common stock at an exercise price of $0.50 per share. The warrants vested at a rate of 33 1/3% on July 12, 2010 and 33 1/3% annually thereafter. The warrants expire five years from the date of vesting.

In connection with the issuance of the Series D Preferred Stock, the Company also issued warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.50 per share. The warrants vested at a rate of 33 1/3% in September 2010 and 33 1/3% annually thereafter. The warrants expire five years from the date of vesting.

During fiscal 2012, the Company did not issue any warrants. During fiscal 2011, the Company issued 3,170,000 warrants to the investors participating in a private placement and 200,000 warrants to brokers. The warrants have an exercise price of $0.50 per share. The warrants expire in December 2016.

The following tables summarize information about warrants outstanding at September 30, 2012.

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs)
Outstanding at October 1, 2010	12,103,942	$1.27
Granted	3,370,000	0.50
Exercised	-	-
Expired	(506,001)	1.46
Outstanding at September 30, 2010	14,967,941	$1.00	3.78
Granted	-	$-
Exercised	-	-
Expired	(248,000)	0.75
Outstanding at September 30, 2012	14,719,941	$0.56	2.84
Exercisable at September 30, 2012	14,717,941	$0.56	2.84

As of September 30, 2012, the aggregate intrinsic value of the Company’s outstanding and exercisable warrants was $0.

Non-controlling interest

During fiscal 2011, the non-controlling stockholder contributed $31,000 to the capital of EquityStation, Inc.

NOTE 19. NET CAPITAL REQUIREMENTS

National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital. At September 30, 2012, National Securities had net capital of approximately $1,394,000 which was approximately $1,144,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $50,000. In addition to the net capital requirements, each of vFinance Investments and EquityStation are required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2012, vFinance Investments had net capital of approximately $1,639,000, which was approximately $639,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 132.2%. At September 30, 2012, EquityStation had net capital of approximately $145,000, which was approximately $95,000 in excess of its required net capital of $50,000, and its percentage of aggregate indebtedness to net capital was 87.5%. Each of the Broker-Dealer Subsidiaries qualifies under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 20. EMPLOYEE BENEFITS

In September 2011, the Company created a new defined contribution 401(k) plan (the “Plan”) merging the two plans originally formed prior to the merger of National and vFinance effective October 1, 2011, (the “Terminated Plans”). Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. As a result of the Plan’s larger size, the Company was able to eliminate all administrative costs to the Company, as well as offer participants a larger selection of investment choices. The Company’s contributions are made at the discretion of the Board of Directors. For the new Plans, the Company made no contributions for the fiscal year ended September 30, 2012. For the Terminated Plans, the Company made no contributions for the fiscal year ended September 30, 2012 and 2011.