Form 10-K/A
period 2012-09-30
NATIONAL HOLDINGS CORP
filed 2013-01-28
CIK 1023844

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

As of March 30, 2012, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $0.369 per share for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $6,413,000 (calculated by excluding shares owned beneficially by directors, officers and 10% shareholders). As of January 24, 2013 there were 26,567,193 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

National Holdings Corporation is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for the purpose of (1) amending Item 10 of Part III to remove an incorporation by reference to its 2013 Proxy Statement and include the information herein, (2) amending Item 11 of Part III to remove an incorporation by reference to its 2013 Proxy Statement and include the information herein, (3) amending Item 12 of Part III to remove an incorporation by reference to its 2013 Proxy Statement and include the information herein, (4) amending Item 13 of Part III to remove an incorporation by reference to its 2013 Proxy Statement and include the information herein, (5) amending Item 14 of Part III to remove an incorporation by reference to its 2013 Proxy Statement and include the information herein and (6) amending the cover page to account for a discrepancy in the number of issued and outstanding shares. No other changes are being made to the original Form 10-K filing other than updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers in accordance with Rule 13a-14(a).

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors currently consists of seven (8) members and is divided into three (3) classes, one class of which is elected at each Annual Meeting of Stockholders to hold office for a three-year term and until successors of such class have been elected and qualified. The nominees to serve as Class II Directors of the Board of Directors are set forth below and each has consented to being named in this proxy statement and has agreed to serve if elected.

Nominees for Director

We believe that the nominees give the Board an appropriate level and diversity of experience, education, independence and skills.

		Director	Class and Year in
Name	Age	Since	Which term will
			Expire
Mark Goldwasser (1)	54	2001	Class III, 2013
Leonard Sokolow (2)	56	2008	Class III, 2013
Robert Lautz Jr. (2)	64	2008	Class III, 2013
Salvatore Giardina	51	2012	Class III, 2013

Directors Continuing in Office

		Director	Class and Year in
Name	Age	Since	Which term will
			Expire
Peter Zurkow	59	2012	Class I, 2014
Robert Fagenson	64	2012	Class I, 2014
Mark Klein	50	2012	Class II, 2015
Frank Plimpton (2)	58	2010	Class II, 2015

(1)	Member of Nominating and Corporate Governance Committee

(2)	Member of Audit Committee

(3)	Member of Compensation Committee

Set forth below is the principal occupations of each director during the past five (5) years.

Mark Goldwasser has served as a director of National since December 28, 2001. Mr. Goldwasser joined National in June 2000. Mr. Goldwasser was named President in August 2000, Chief Executive Officer in December 2001 and Chairman in April 2005. Prior to joining National, Mr. Goldwasser was the Global High Yield Sales Manager at ING Barings from 1997 to 2000. From 1995 to 1997, Mr. Goldwasser was the Managing Director of High Yield Sales at Schroders & Co., and from 1991 to 1995, the Vice President of Institutional High Yield Sales at Lazard Freres & Co. From 1984 to 1991, Mr. Goldwasser served as the Associate Director of Institutional Convertible Sales and Institutional High Yield Sales at Bear Stearns & Co., Inc. From 1982 to 1984, Mr. Goldwasser was a Floor member of the New York Mercantile Exchange (NYMEX) and the Commodity Center (COMEX). Mr. Goldwasser received his B.A. with Honors from the University of Capetown in 1979. We believe that Mr. Goldwasser is qualified to serve as one of our directors for the following reasons:  he has over 30 years of experience in various capacities in the broker-dealer industry, either in the institutional or retail market and he has served as one of our directors since 2001. Mr. Goldwasser has been our CEO for the last 10 years, overseeing our growth in revenues from $50,000,000 in 2001 to more than $118 million in 2012. Mr. Goldwasser has overseen our acquisition of vFinance, Inc. in 2007 and has played an important role in development and growth of various broker-dealers.

Leonard J. Sokolow served as the chairman of the board of directors of vFinance since January 1, 2007, one of its directors since November 8, 1997 and its Chief Executive Officer since November 8, 1999. Following the merger, Mr. Sokolow joined National as its Vice Chairman and President and become a member of the Board of Directors as the nominee of vFinance. From January 5, 2001 through December 31, 2006, Mr. Sokolow was President of vFinance. From November 8, 1999 through January 4, 2001, Mr. Sokolow was Vice Chairman of vFinance’s board of directors. Since September 1996, Mr. Sokolow has been President of Union Atlantic LC, a merchant banking and strategic consulting firm specializing domestically and internationally in technology industries that is a wholly owned subsidiary of vFinance. Union Atlantic LC has been inactive since September 16, 2005. Since August 1993, Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business-consulting firm. Genesis Partners, Inc. has been inactive since December 31, 2002. From August 1994 through December 1998, Mr. Sokolow was the Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a public closed-end management investment company. Mr. Sokolow received his B.A. degree in Economics from the University of Florida in 1977, a J.D. degree from the University of Florida Levin College of Law in 1980 and an LL.M. degree in Taxation from the New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant. He is also a director of Consolidated Water Co. Ltd. (Nasdaq: CWCO) and Chairman of its audit and nominations committees, positions he has held since May 2006 and October 2009 respectively. We believe that Mr. Sokolow is qualified to serve as one of our directors for the following reasons:  Mr. Sokolow has over 30 years of experience in various capacities in the broker-dealer, merchant banking, and investment management industries and he has served as one of our directors since 2007. Until that point, he had served as a director of vFinance since 1997. Mr. Sokolow has been our President between 2007 and 2012. Additionally, Mr. Sokolow has played an important role in development and growth of various broker-dealers. Finally, Mr. Sokolow is the sole director with a background in law, economics and accounting.

Robert W. Lautz, Jr. has served as a director of National since July 1, 2008. Mr. Lautz has served as a Managing Director of St. Cloud Capital, a Los Angeles based private equity fund, since December 2001. Mr. Lautz was formerly the Chairman of REO.com, the nation’s leading Internet-based sales mechanism for bank foreclosed properties. Prior to that he served as the CEO of ListingLink, the original Internet-based residential property multiple listing service. Mr. Lautz formed and was Chairman and CEO of Indenet, Inc., a Nasdaq-listed private satellite-based network that delivered digital advertisements and programming to the 3000+ national broadcast and cable television networks. From 1994 to 1997, he built Indenet from a public shell with $4 million in cash to a company with over $50 million in revenue, $120 million in market value and 650 employees in 19 facilities around the world. Mr. Lautz also owned and operated Peerless Capital, a venture capital business which invested in various management led leveraged buyouts and private equity transactions. Mr. Lautz began his career within Citibank’s Operating Group where he rose to become the Senior Financial Officer, responsible for all financial functions and strategic planning for his division. He currently serves on the board of directors of Mertz Manufacturing, LLC, Compact Power Equipment Center, LLC, Security Contractor Services, Inc., TMS, Inc., and SecureOne Data Solutions, LLC. Mr. Lautz earned a Master’s degree from the American Graduate School of International Management (Thunderbird), and a BS in Business Administration from Miami University in Oxford, Ohio. We believe that Mr. Lautz is qualified to serve as one of our directors for the following reasons:  he has served as an executive in the investment community for the past 30 years and is well versed in our operations and strategy, having been one of our directors for the last three years.

Peter Zurkow has served as a director of National since October 3, 2012. Mr. Zurkow has served as Managing Director and Head of Corporate Finance at Britton Hill Capital since 2011. He is Co-Founder of Gourmetrics, Inc. From 2010 through 2012, Mr. Zurkow served as Acting EVP and Director of Finance and Business Development at Advanced Brain Technologies. From 2007 through 2009, Mr. Zurkow served as Portfolio Manager and Chief Compliance Officer for 12 Meter Management, L.P. / Select 12 Meter Funds. From 2004 through 2007, Mr. Zurkow was a Co-Founder and Managing Member of Fox Hall Investments, LLC. From 2002-2004, Mr. Zurkow was a Managing Director of Investec, Inc. From April 2001 to December 2001, he was a private investor. Prior to joining Investec, from 1992 to April 2001 Mr. Zurkow was a Managing Director in UBS Warburg’s technology investment banking division. He joined UBS in conjunction with its acquisition of Paine Webber Group, where Mr. Zurkow had been a Managing Director in the firm’s investment banking, principal transactions, and fixed income divisions from 1992 to 2000. He was also a Managing Partner of PaineWebber’s alternative asset management arm and a Member of the Investment Committee for the firm’s Employee Pension Fund. Prior to joining PaineWebber, Mr. Zurkow was an Associate Managing Director and a Portfolio Manager in the Risk Arbitrage Department of Wertheim, Schroder, and a practicing attorney in the New York office of Skadden, Arps, Slate, Meagher & Flom. Mr. Zurkow received his A.B from Harvard in 1975 and his J.D. from Syracuse College of Law in 1978. Mr. Zurkow is Series 7, Series 63 and Series 79 registered. We believe that Mr. Zurkow is qualified to serve as one of our directors for the following reasons:  he has served as an executive in the investment community for the past 30 years with a background in law.

Robert Fagenson has served as a director of National since March 30, 2012. Mr. Fagenson spent the majority of his career at the New York Stock Exchange, where he was Managing Partner of one of largest specialist firms operating on the exchange trading floor. Having sold his firm and subsequently retired from that business in 2007, he has been CEO of Fagenson. & Co., Inc., a 50 year old broker dealer that engaged in institutional brokerage as well as investment banking and money management. On March 1, 2012, Fagenson transferred its brokerage operation, accounts and personnel to National Securities and operates as a branch office of that firm. During his career as a member of the New York Stock Exchange beginning in 1973, he has served as a Governor on the trading floor and was elected to the NYSE Board of Directors in 1993, where he served for six years, eventually becoming Vice Chairman of the Board in 1998 and 1999. He returned to the Board in 2003 and served until the Board was reconstituted with only non-industry directors in 2004. Mr. Fagenson has served on the boards of a number of public companies and presently is the Non-Executive Chairman of Document Security Systems, Inc. (NYSE/Alternext - DMC) and a member of the Board of Cash Technologies Corp. He is also a Director of the National Organization of Investment Professionals (NOIP). In addition to his business related activities, Mr. Fagenson, serves as Vice President and a Director of New York Services for the Handicapped, Treasurer and Director of the Centurion Foundation, Director of the Federal Law Enforcement Officers Association Foundation, Treasurer and Director of the New York City Police Museum and as a Member of the Board of the Sports and Arts in Schools Foundation. He is a Member of the alumni boards of both the Whitman School of Business and the Athletic Department at Syracuse University. He also serves in a voluntary capacity on the boards and committees of many civic, social and community organizations. Mr. Fagenson received his B.S. degree in Transportation Sciences & Finance from Syracuse University in 1970. We believe Mr. Fagenson is qualified to serve as one of our directors for the following reasons: he has extensive familiarity with the financial and investment banking industries and experience as a director of other publicly-traded companies provides our board of directors with valuable insight and perspective.

Mark D. Klein has served as a director of National since March 30, 2012. Mr. Klein has also served as a member of the board of directors of GSV Capital Corp. since 2011. Mr. Klein also served as a director of New University Holdings Corp., a capital pool company listed on the TSX Venture Exchange, since its inception in 2010 through August 2011, when NUH merged with ePals, Inc., the world’s largest K-12 learning network provider. In addition, from April 2010 until May 2011, Mr. Klein served as the Chief Executive Officer, President and a Director of 57th Street General Acquisition Corp, a special purpose acquisition company, until it completed a merger with Crumbs Bake Shop. Mr. Klein continues to serve as a Director of Crumbs. Between 2007 and 2009, Mr. Klein served as the Chief Executive Officer, President and a Director of Alternative Asset Management Acquisition Corporation, a special purpose acquisition company he helped form in 2007, and which completed a merger with Great American Group LLC. Mr. Klein continues to serve on the Board of Directors of Great American Group. From 2007 until 2008, Mr. Klein served as the Chief Executive Officer of Hanover Group US LLC, an indirect US subsidiary of the Hanover Group. Prior to joining Hanover in 2007, Mr. Klein served as Chairman of Ladenburg Thalmann & Co. Inc. From March 2005 to September 2006, he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co. Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Prior to joining Ladenburg Thalmann, from June 2000 to March 2005, Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were the US subsidiaries of the National Bank of Greece. Mr. Klein has been a portfolio manager of the LTAM Titan Fund, a fund of funds hedge fund, since 2004. Mr. Klein is also a Managing Member and Majority Partner of M. Klein & Company, LLC, which owns the Klein Group, LLC, a registered broker dealer. Mr. Klein also maintains registration with the Klein Group, LLC as a registered representative and Principal. Mr. Klein is a graduate of the J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree, and also received a Bachelor’s of Business Administration Degree with high distinction from Emory University. We believe Mr. Klein is qualified to serve as one of our directors for the following reasons: he has extensive familiarity with the financial and investment banking industries and experience as a director of other publicly-traded companies provides our board of directors with valuable insight and perspective.

Frank S. Plimpton, joined the National Board in June 2010 and has over 30 years of experience in reorganizations, investment banking and private equity investing. Mr. Plimpton served as a partner of Matlin Patterson Global Advisors LLC from its inception in July 2002 through 2008, and was a member of its predecessor, the Distressed Securities Group at Credit Suisse First Boston from 1998-2002. Mr. Plimpton worked as a distressed investor with Smith Management Company (1991-1995), Pegasus Financial (1995-1996) and Wexford Capital Advisors (1996-1998); as an M&A/restructuring investment banker with PaineWebber Incorporated (now part of UBS, 1984-1989) and Solomon Brothers, Inc. (now part of Citicorp, 1989-1991); and as a Chapter 11 bankruptcy lawyer with Milbank, Tweed, Hadley & McCloy (1981-1984). Mr. Plimpton is a former director of Broadpoint Gleacher Securities, Inc. (now Gleacher & Co.), XLHealth Corporation, Renewable BioFuels, LLC, and NorthernStar Natural Gas, LLC. Mr. Plimpton holds a BA in Applied Mathematics and Economics from Harvard College (cum laude, 1976). Mr. Plimpton received a law degree from the University of Chicago Law School (1981), and an MBA (1980) from the University of Chicago Booth School of Business. We believe that Mr. Plimpton is qualified to serve as one of our directors for the following reasons:  he has 30 years of experience in reorganizations, investment banking and private equity.

Mr. Giardina, 50, has served as Chief Financial Officer of Pragma Securities LLC and its holding company, Pragma Weeden Holdings LLC, since 2009. From 2006 through 2008, Mr. Giardina served as S.V.P. and Chief Financial Officer of G-Trade Services LLC and ConvergEx Global Markets LLC. From 2002 through 2006, Mr. Giardina served as V.P. and Chief Financial Officer of Ladenburg Thalmann Financial Services Inc., the publicly-traded holding company of Ladenburg Thalmann & Co, Inc., where Mr. Giardina served as its E.V.P. and Chief Financial Officer from 1998 through 2006 and as its Controller from 1990 through 1998. From 1983 through 1990, Mr. Giardina was an auditor with the national public accounting firm of Laventhol & Horwath. Mr. Giardina is a certified public accountant and is Series 27 registered. Mr. Giardina earned his Bachelor of Business Administration degree from Pace University in 1983.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16 of the Exchange Act, the Company’s directors and executive officers and beneficial owners of more than 10% of the Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock. Based solely on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal year 2011 the Company’s insiders have complied with all Section 16(a) filing requirements applicable to them except as follows:

●	Bryant Riley and Mark Klein filed a Form 3 later than required for two reportable transactions;

●	Leonard Sokolow, Mark Klein and Mark Goldwasser filed a Form 4 later than required for one reportable transaction;

●	Mark Klein amended a Form 3 to disclose a reportable transaction ;

Executive Officers

The following sets forth information as to persons who served as our executive officers as of December 31, 2012:

Mark Goldwasser, 54 years old. Chief Executive Officer and Chairman of the Board. For information regarding Mr. Goldwasser, see the biography set forth above.

Alan B. Levin, 49 years old, has been the Chief Financial Officer since the merger with vFinance, Inc. on July 1, 2008. Prior to that he served as Chief Financial Officer of vFinance since January 2007. Prior to that date, he served as its Interim Chief Financial Officer since July 2006 and its Controller since June 2005. Prior to joining vFinance, Mr. Levin served as Chief Financial Officer for United Capital Markets, Inc. from September 2000 to January 2005. Mr. Levin has over 14 years of experience in the brokerage industry serving as a Financial and Operations Principal and 24 years of experience serving in accounting management roles in various industries. He received a B.S. degree in Economics with a concentration in Accounting from Southern Connecticut State University in New Haven, Connecticut in 1986.

Audit Committee

Audit Committee

The Audit Committee currently consists of Salvatore Guardina, Frank Plimpton and Robert W. Lautz, Jr.

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

Under SEC rules, companies are required to disclose whether their audit committees have an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K under the Exchange Act. The Board of Directors has determined that Mr. Sokolow is a financial expert. The Audit Committee meets quarterly and on an on-needed basis. The Committee met 4 times during the year ended September 30, 2012. Mr. Sokolow has been the Chairman of the Audit Committee since July 1, 2008.

The Audit Committee has submitted the following report:

On December 17, 2012, the Audit Committee met to review the results of the fiscal year 2012 audit. The Audit Committee reviewed the Company’s audited financial statements as of and for the fiscal year ended September 30, 2012, with management and the Company’s independent public accountants, Sherb & Co., LLP. This review included the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as issued and amended by the Auditing Standards Board of the American Institute of Certified Public Accountants. The Audit Committee discussed with Sherb & Co., LLP their independence from management and from the Company, and has received the written disclosures and the letter required by Independent Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T from Sherb & Co., LLP confirming their independence.

Based on the above review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements as of and for the fiscal year ended September 30, 2012, be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Audit Committee:
Leonard J. Sokolow
Robert W. Lautz, Jr.
Frank Plimpton

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to each of its Named Executive Officers during the fiscal years ended September 30, 2012 and 2011:

Name and Capacity	Year	Salary	Non-equity Incentive Plan Compensation	Options (2)	Other Compensation (2)	Total Compensation
Mark Goldwasser	2012	506,630	-	-	17,666	524,296
Chief Executive Officer	2011	480,785	-	-	-	480,785

Leonard Sokolow	2012	399,838	-	-	47,720	447,558
Vice Chairman and President	2011	480,785	-	-	-	480,785

Alan B. Levin	2012	215,794	-	-	-	215,794
Chief Financial Officer	2011	175,123	20,000	-	-	195,123

(1)	Leonard Sokolow resigned as our President in July 2012

(2)	Share issued pursuant to amended employment agreement dated November 2009. No option grants were made in 2011 or 2012

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

For the purpose of the bonuses, “Adjusted EBITDA” means the net income of the Company for a particular fiscal quarter before interest, taxes, depreciation and amortization, adjusted to exclude non-cash compensation expense (including the amortization of costs associated with the issuance of stock options) and write down of forgivable loans. At the conclusion of the fiscal year, the Company and the Executive ‘true up’ the annualized bonus, the Paid Portion and the Accrued Portion, with payment (if any) to be made as soon as practicable following the determination of such ‘true up’ amount. To the extent that the ‘true up’ calculation results in a negative amount (i.e., the Paid Portion exceeds the annualized bonus) then (i) the Company will have no right to clawback such amount from the Executive but (ii) such amount will first be deducted from the annualized bonus (if any) to be paid for future periods. All bonuses will be subject to applicable withholding taxes which will be paid by the Company and other similar deductions and any payment of Accrued Portion payable in Common Stock shall accordingly be calculated net of such withholding on the aggregate bonus amount paid.

The Executive will continue to be eligible to such additional bonuses as the Board of Directors of the Company will determine based upon the Board’s assessment of their performance in the various areas, which bonuses may be paid in cash and/or Common Stock at the Board’s discretion.

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

Pursuant to each employment agreement, each of Mr. Goldwasser was granted non-qualified stock options to purchase 1,000,000 shares of Company’s Common Stock at an exercise price of $1.64 per share, which was equal to the average of the 10-day closing market price of the Common Stock prior to the effective date of the employment agreements. As of September 30, 2011, all 1,000,000 shares of Mr. Goldwasser’s options have vested. The options expire June 30, 2015.

Grants of Plan-Based Awards

The Company did not grant any stock options or other equity awards in the fiscal year ended September 30, 2012 to the Named Executive Officers.

No options were exercised by the Named Executive Officers in the fiscal year ended September 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of September 30, 2011 for each Named Executive Officer.

Number of Securities
	Option	Underlying Unexercised		Option	Option
	Grant	Options at Fiscal Year End		Exercise	Expiration
Name	Date (1)	Exercisable	Unexercisable	Price	Date

Mark Goldwasser	07/01/08	1,000,000	-	$1.64	06/30/15

Directors Compensation

Each outside director is paid a directors fee of $15,000 per annum, payable quarterly. Outside directors are also granted options to purchase 10,000 shares of Common Stock each year of their tenure on the day after the date of the Company’s Annual Meeting of Stockholders, which fully vest six (6) months after the date of issuance. Outside directors may also be granted options to purchase shares of Common Stock based on their service to the Company, which fully vest six (6) months after the date of issuance. The exercise price of such options equal or exceed fair market value of the Common Stock on the date of grant. The Company reimburses all directors for expenses incurred traveling to and from Board of Directors meetings. The Company does not pay employee directors any compensation for their service as director. The compensation for directors was approved by the disinterested members of the Board of Directors. As of September 30, 2012, Robert Lautz had 30,000 options, and all other outside directors had no options. The following table summarizes the compensation of our outside directors for fiscal year 2012:

	Fees	Option Awards	Total
Name	Paid	(4)	Compensation

Michael Weiss (1)	$11,250	$0	$11,250

Robert Lautz	$11,250	$0	$11,250

Marshall Geller (2)	$7,500	$0	$7,500

Jorge A. Ortega (3)	$11,250	$0	$11,250

Frank Plimpton	$11,250	$0	$11,250

(1)	Mr. Weiss resigned from the Board of Directors on April 4, 2012.

(2)	Mr. Geller resigned from the Board of Directors on January 5, 2012.

(3)	Mr. Ortega resigned from the Board of Directors on March 30, 2012.

(4)	No options were granted in 2012.

Potential Termination and Change in Control Payments

Mark Goldwasser and Alan Levin are the only Named Executive Officers who have an employment agreement with us that provides for potential payments in the event of termination.

Pursuant to the employment agreements governing the employment of the aforementioned with us, they would be entitled to compensation upon termination of their agreement by us without Cause by the individuals for “Good Reason,” or as a result of non-renewal of the agreement by either party, or as a result of his disability or his death, or upon a change of control. According to the employment agreements:

•
“Good Reason” means: (i) the assignment to the executive of any duties inconsistent in any material respect with the executive’s position; (ii) the Company’s material failure or refusal to perform any of the compensation obligations required to be performed in accordance with the agreement after a reasonable notice and an opportunity to cure same; (iii) a material diminution in title, duties, responsibilities, reporting relationship or positions; (iv) the relocation of the executive’s principal office location; (v) any decrease in salary or bonuses payable pursuant to the terms of the agreement without the executive’s written consent; and (vi) in the case of Mr. Levin, the cessation of his position for any reason without his written consent. Any one of these events shall not be deemed to constitute Good Reason if, within a 30-day notice period, the event or circumstance giving rise to Good Reason has been fully corrected by the Company. In September 2010, Mr. Goldwasser agreed that should the Board of Directors deem it necessary to hire a new chief executive officer of the Company, neither such event nor the appointment of Michael Weiss as Chairman of the Board of Directors, would constitute Good Reason under their respective employments agreements.

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

Mr. Levin’s option agreements contain clauses that provide that in the event of a Change in Control of the Company, the termination of employment for Good Reason or without Cause or upon the death or disability of Mr. Levin, all outstanding stock options become fully vested in the holder. .

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	16,029,943	(1)	$0.65	5,188,000	(2)

(1) Includes options issued and outstanding under the 2001 and 2006 Stock Option Plans.

(2) Includes options available for issuance under the 2006 and 2008 Stock Option Plans.

Certain Beneficial Owners

The following table sets forth certain information, as of January 25, 2013, concerning the beneficial ownership of our common stock by:

•	each person we know to be the beneficial owner of more than 5% of our common stock;

•	each of our current directors;

•	each of our named executive officers;

•	all current directors and named executive officers as a group.

	Amount and
	Nature of
Name and Address of	Beneficial		Percentage
Beneficial Owner	Ownership (1)	Note	of Class
5% Stockholders

Bedford Oak Advisors LLC
100 South Bedford Road
Mt. Kisco, NY 10549	1,875,660	(2)	7.7%

COR Capital LLC
223 Wilshire Boulevard, Suite 830
Santa Monica, CA 90401	8,623,986	(3)	19.9%

Linden Growth Partners Master Fund, L.P.
200 Abington Executive Park
Suite 205
Clark Summit, PA 18411	5,145,422	(4)	17.5%

St-Cloud Capital Partners, L.P. and
St-Cloud Capital Partners L.P. II
10866 Wilshire Boulevard
Suite 1450
Los Angeles, CA 90024	1,125,000	(5)	4.4%

Opus Point Partners LLC
787 7th Avenue
48th Floor
New York, NY 10019	8,000,000	(6)	10.9%

Current Directors and Named Executive Officers
Robert Fagenson, Non-Executive Co-Chairman of the Board
and Director	0		*
Mark D. Klein, Non-Executive Co-Chairman of the Board
and Director	10,416,508	(7)	30.0%
Leonard J Sokolow, Non-Executive Vice-Chairman	2,456,491	(8)	6.4%
Mark Goldwasser- Director	2,379,019	(9)	9.0%
Robert W. Lautz, Jr.- Director	30,000	(10)	*
Frank Plimpton-Director	2,083,935	(11)	7.9%
Peter Zurkow-Director	-		*
Salvatore Giardina	-		*
Alan B. Levin	15,500		*
All executive officers and directors of the Company as a group
( 11 persons)	37,381,453		66.1%

(1)	All securities are beneficially owned directly by the persons or entities listed on the table (except as otherwise indicated).

(2)	Based entirely on information contained in a Schedule 13D/A filed with the SEC on February 14, 2012.

(3)
Based on information contained in a Schedule 13D/A filed with the SEC on January 18, 2012, adjusted for 2,250,000 shares previously issuable pursuant to convertible promissory notes which were satisfied during fiscal 2012.

(4)	Based entirely on information contained in a Schedule 13D filed with the SEC on April 13, 2010.

(5)	Based entirely on information available to the Company. Includes 1,125,000 shares issuable upon conversion of convertible promissory notes.

(6)	Based entirely on information contained in a Schedule 13D filed with the SEC on October 15, 2010.

(7)
Includes (i) 201,041 shares issuable upon conversion of 2,010 shares of Series C Preferred Stock, 215,741 shares issuable upon conversion of vested warrants, and (ii) 10,000,000 shares issuable upon conversion of convertible promissory notes which are convertible into 40,000 shares of Series E Preferred Stock owned indirectly through National Securities Growth Partners LLC (“NSGP”). M. Klein is an officer of NSGP and the indirect owner of one of its members. Excludes  10,000,000 warrants issuable upon conversion of convertible promissory notes. Mr. Klein disclaims beneficial ownership of the securities owned by NSGP, except to the extent of their pecuniary interest.

(8)
Includes (i) 31,110 shares held by or on behalf of Mr. Sokolow’s sons, (ii) 800,513 shares held by Mr. Sokolow and his wife as joint tenants, (iii)  201,041 shares issuable upon conversion of 2,010 shares of Series C Preferred Stock, and (v) 215,741 shares issuable upon exercise of vested warrants. Mr. Sokolow disclaims beneficial ownership of the shares held by his sons.

(9)	Includes (i) 20,425 shares owned by direct family members, and (ii) 1,000,000 shares issuable upon exercise of vested stock options

(10)	Includes 30,000 shares issuable upon exercise of vested stock options.

(11)	Includes 1,005,205 shares issuable upon conversion of 10,052 shares of Series C Preferred Stock, and 1,078,730 shares issuable upon exercise of warrants.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Messrs. Geller, Plimpton, Coviello Goldwasser, Sokolow and Levin have brokerage accounts with either National Securities or vFinance Investments. Mr, Levin has a margin agreement with National Securities Corporation, but has not maintained a margin balance. The transactions, borrowings and interest charges in these accounts if any, are handled in the ordinary course of business and are consistent with similar third party customer accounts.

In March 2008 and June 2008, the Company entered into two loans in the aggregate principal amount of $6,000,000 with St. Cloud Capital, LLC (“St. Cloud”) as lender, of which $1,800,000 remains outstanding. Through holdings in St. Cloud, Robert W. Lautz, Jr., a member of the Company’s board of directors, is a party to the loans. As of September 30, 2012, the Company had paid approximately $2,423,000 in cumulative interest on the loans since inception at a rate of 10%. Mr. Lautz holds less than 25% stakes in the indebtedness.

In March, April, and September 30, 2012, the Company entered into three loans in the aggregate principal amount of $5,000 with NSGP as lender, of which all remain outstanding. Through holdings in NSGP, Mark Klein, the Chairman of our board of directors, and Bryant Riley, a former member of our board of directors, are parties to the loans. As of September 30, 2012, the Company had paid $0 in cumulative interest on the loans since inception at a rate of 6%. Mr. Klein and Riley holds less than 25% stakes in the indebtedness.

In September 30, 2012, the Company entered into a loan in the aggregate principal amount of $1,000,000 with Bryant Riley, as a lender. Mr. Riley is a former member of our board of directors. As of September 30, 2012, the Company had paid $0 in cumulative interest on the loans since inception at a rate of 10%.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. Fees for services performed by Sherb & Co. during fiscal year 2012 relating to the audit of our consolidated annual financial statements, and the review of our consolidated quarterly financial statements included in our Forms 10-Q were approximately $154,500. Fees for services performed by Sherb & Co during fiscal year 2011 relating to the audit of our consolidated annual financial statements and the review of our consolidated quarterly financial statements included in our Forms 10-Q were approximately $147,000.

Audit-Related Fees. “Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. There were no such fees paid in fiscal years 2012 or 2011.

Tax Fees. The fees billed in fiscal years 2012 and 2011 for tax compliance, tax advice or tax planning amounted to $33,750 and $56,000, respectively.

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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: January 28, 2013	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer and Co-Chairman

Date: January 28, 2013	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 28, 2013	By:	/s/ Mark Goldwasser
Mark Goldwasser
Director

Date: January 28, 2013	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow
Vice Chairman and Director

Date: January 28, 2013	By:	/s/ Mark Klein
/s/ Mark Klein, CEO and Executive Co-Chairman

Date: January 28, 2013	By:	/s/ Robert Fagenson
Robert Fagenson, Executive Co-Chairman

Date: January 28, 2013	By:	/s/ Salvatore Giardina
Salvatore Giardina, Director

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.