Form 10-Q
period 2012-12-31
NATIONAL HOLDINGS CORP
filed 2013-02-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2012	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Broadway, 27th Floor, New York, NY 10271
(Address including zip code of principal executive offices)
Registrant’s telephone number, including area code: (212) 417-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒

As of February 12, 2013 there were 88,386,661 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I.         FINANCIAL INFORMATION
ITEM I.          FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

Current Assets	December 31, 2012 (Unaudited)	September 30, 2012
Cash and cash equivalents	$7,444,000	$7,934,000
Deposit with clearing organizations	1,107,000	1,107,000
Receivables from broker dealers and clearing organizations	2,590,000	3,650,000
Other receivables, net of allowance for uncollectible accounts	341,000	147,000
Advances to registered representatives - Current portion	372,000	249,000
Securities owned: marketable – at market value	653,000	696,000
Securities owned: nonmarketable – at fair value	482,000	56,000
Other assets	854,000	520,000
Total Current Assets	13,843,000	14,359,000

Advances to registered representatives - Long term portion	461,000	641,000
Fixed assets, net	558,000	662,000
Intangible assets, net	311,000	466,000
Other assets	338,000	461,000
Total Assets	$15,511,000	$16,589,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$10,323,000	$11,297,000
Payable to broker dealers and clearing organizations	34,000	119,000
Securities sold, but not yet purchased, at market	3,000	1,000
Convertible notes payable	6,800,000	6,800,000
Subordinated borrowings - Related party	1,000,000	1,000,000
Total Current Liabilities	18,160,000	19,217,000

Accrued expenses and other liabilities - Long term portion	280,000	263,000

Total Liabilities	18,440,000	19,480,000

National Holdings Corporation Stockholders' Deficit

Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; -0- and 46,050 shares issued and outstanding (liquidation preference: $4,605,000) at December 31, 2012 and September 30, 2012, respectively	-	-
Series C and D, convertible preferred stock, $0.01 par value, 10,000,000 shares authorized, 94,169 issued and outstanding	6,156,000	6,156,000

Common stock, $.02 par value, 150,000,000 shares authorized; 26,567,193 shares issued and outstanding at December 31, 2012 andSeptember 30, 2012	531,000	531,000
Additional paid-in capital	46,184,000	46,184,000
Accumulated deficit	(55,821,000)	(55,780,000)
Total National Holdings Corporation Stockholders' Deficit	(2,950,000)	(2,909,000)

Non Controlling Interest	21,000	18,000

Total Stockholders' Deficit	(2,929,000)	(2,891,000)

Total Liabilities and Stockholders' Deficit	$15,511,000	$16,589,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-month Period Ended December 31,
	2012	2011
Revenues
Commissions	$16,041,000	$13,203,000
Net dealer inventory gains	2,601,000	3,076,000
Investment banking	2,055,000	4,756,000
Total commission and fee revenues	20,697,000	21,035,000

Interest and dividends	1,047,000	702,000
Transfer fees and clearing services	2,008,000	1,829,000
Investment advisory fees and other income	2,694,000	1,832,000
Total Revenues	26,446,000	25,398,000

Operating Expenses
Commissions, compensation, and fees	22,835,000	22,730,000
Clearing fees	422,000	461,000
Communications	1,119,000	1,200,000
Occupancy, equipment and other administrative costs	770,000	861,000
Professional fees	771,000	531,000
Interest	165,000	276,000
Taxes, licenses and registration	408,000	360,000
Total Operating Expenses	26,490,000	26,419,000

Net Loss from Operations - before non-controlling interest	(44,000)	(1,021,000)

Non-controlling interest	(3,000)	(12,000)
Net loss	$(41,000)	$(1,009,000)
Preferred stock dividends	-	(93,000)
Net loss attributable to common stockholders	$(41,000)	$(1,102,000)

LOSS PER COMMON SHARE
Net loss attributable to common stockholders: Basic	$(0.00)	$(0.05)
Net loss attributable to common stockholders: Diluted	$(0.00)	$(0.05)

Weighted average number of shares outstanding: Basic	26,567,193	21,646,902
Weighted average number of shares outstanding: Diluted	26,567,193	21,646,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-month period ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,000)	$(1,009,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	294,000	305,000
Amortization of forgivable loans to brokers	60,000	83,000
Amortization of note discount	-	99,000
Fair value of options	-	6,000
Provision bad debt	-	109,000
Net realized and unrealized (loss) gain on securities	(18,000)	23,000
Non-controlling interest	(3,000)	(12,000)
Changes in assets and liabilities
Receivables from broker-dealers, clearing organizations and others	1,060,000	303,000
Other receivables	(194,000)	82,000
Advances to registered representatives	(3,000)	44,000
Securities owned: marketable, at market value	61,000	(505,000)
Securities owned: non-marketable, at fair value	(426,000)	(16,000)
Other assets	(211,000)	26,000
Accounts payable, accrued expenses and other liabilities	(951,000)	28,000
Payable to broker dealers and clearing organizations	(85,000)	(16,000)
Securities sold, but not yet purchased, at market	2,000	2,000
Net cash used in operating activities	(455,000)	(448,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(35,000)	(77,000)
Net cash used in investing activities	(35,000)	(77,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of subordinated borrowings	-	(30,000)
Net cash used in financing activities	-	(30,000)

NET DECREASE IN CASH	(490,000)	(555,000)

CASH BALANCE
Beginning of the fiscal year	7,934,000	6,698,000
End of the period	$7,444,000	$6,143,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$64,000	$166,000
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends	$-	$83,000
Conversion of Series A Preferred Stock to shares of common stock	$-	$715,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND CAPITALIZATION

The accompanying consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of December 31, 2012 and for the three months ended December 31, 2012 and December 31, 2011 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year ended September 30, 2013. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report for the fiscal year ending September 30, 2012 on Securities and Exchange Commission ("SEC") Form 10-K. Some footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K have been omitted.

Capitalization

For the three months ended December 31, 2012, the Company had a net loss of approximately $41,000 and a working capital deficit of approximately $4,317,000 as of December 31, 2012. For the fiscal year ended September 30, 2012 the Company had a net loss of approximately $1,937,000 and had a working capital deficit of approximately $4,858,000 as of September 30, 2012. At December 31, 2012, National Holdings Corporation had total indebtedness of $7.8 million.

On January 25, 2013, the Company issued 29,450,000 shares of the Company’s common stock for consideration of approximately $8.8 million. The Company will use the proceeds from the issuance of shares to repay certain outstanding indebtedness and for general corporate, working capital and net capital purposes and associated costs and fees relating to the transaction. (See Note 17 – Subsequent Event)

During January 2013, the Company issued 10,000,000 shares of its common stock in satisfaction of obligations under convertible notes aggregating $5,000,000 and paid off senior subordinated notes payable of $2,800,000.

The Company believes that the cash of approximately $8.8 million pursuant to the aforementioned private placement, together with the satisfaction of obligations under convertible notes payable of $5.0 million, improved its pro-forma working capital by $13.8 million from a working capital deficit of $4,317,000 at December 31, 2012, to a pro-forma working capital of $9,482,000. Accordingly, the Company believes that it has sufficient resources to meet its obligations for the foreseeable future.

In addition, as a result of the aforementioned improvement in working capital and pursuant to a discussion with the Company’s current Independent Registered Accounting Firm (“Auditors”), subject to an audit of the Company’s financial statements for the year end September 30, 2013, it is believed that from January 25, 2013 to the date of this filing, the Company has successfully mitigated any substantial doubt about its ability to continue as a going concern.

NOTE 2. CONSOLIDATION

The consolidated financial statements include the accounts of National and its wholly owned subsidiaries. National operates primarily through National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). The Broker-Dealer Subsidiaries conduct a national securities brokerage business through its main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington. In December 2012, the Company filed for the withdrawal of Registration of Equity Station as a broker dealer with the Financial Industry Regulatory Authority, Inc. ("FINRA"). As of the date of this filing it is anticipated that FINRA will allow EquityStation to withdraw its registration as a broker-dealer. Prior to the request for withdrawal being filed, the Company requested and received permission from FINRA for all of the business of Equity Station be transferred to vFinance Investments, Inc. to allow for further consolidation of operations and thus cost savings.

Through its Broker-Dealer Subsidiaries, the Company (1) offers full service retail brokerage to approximately 39,000 high net worth individual and institutional clients, (2) provides investment banking, merger and acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 5,800 securities, providing liquidity in both foreign and domestic issues on a variety of exchanges and also providing execution and technical analysis in the United States Treasury marketplace. The Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. They are registered with the SEC, are members of the FINRA, Securities Investor Protection Corporation ("SIPC") and are also members of the National Futures Association ("NFA").

Our wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"), is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

Our wholly owned subsidiary, National Insurance Corporation, a Washington corporation ("National Insurance"), provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of the unaudited consolidated financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, valuation of financial derivatives, contingent consideration obligations, contingencies and litigation, valuation and recognition of share-based payments, dividends and income taxes. These accounting policies are stated in the notes to the audited consolidated financial statements for the fiscal year ended September 30, 2012, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions and the differences may be material to the unaudited condensed consolidated financial statements. Furthermore, the Company has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with the Company. The Company has established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings where necessary. In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. As of December 31, 2012 and September 30, 2012, we accrued approximately $490,000 and $338,000 respectively for these matters. These claims may be covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

Reclassifications

Certain items in the 2011 financial statements have been reclassified to conform to the presentation in the 2012 financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Revenue Recognition

Through its subsidiaries, the Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it may or may not make a market, and charges commissions based on the services the Company provides to its customers. In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. Mark-ups, mark-downs and commissions are generally priced competitively based on the services it provides to its customers. In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by FINRA.

Customer security transactions and the related commission income and expense are recorded on a trade date basis. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC (“NFS”), COR Clearing (“COR”) (formerly known as Legent Clearing LLC), ICBC, formerly known as Fortis Securities, LLC (“ICBC”), Rosenthal Collins Group, LLC. (“Rosenthal”) and R.J. O’Brien (“RJO”). The interest is billed on the average daily balance of the margin account.

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
Other revenue consists of miscellaneous fees charged to both customer and independent contractors for services rendered.

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

Fair Value of Financial Instruments

The Company uses FASB Accounting Standards Codification 820-Pursuant to Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis which establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

The Company had securities owned- nonmarketable including warrants it received as partial compensation from clients for investment banking services and subordinated borrowings as Level 2 assets and liabilities as of December 31, and September 30, 2012. The carrying amounts of the convertible promissory notes at December 31, and September 30, 2012 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, and September 30, 2012, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

The warrants issued by the clients to the Company as partial compensation for banking services are not readily convertible to cash pursuant to ASC 605-10-20. Accordingly, they are classified as non-marketable securities. Once the securities underlying the warrants have quoted prices available in an active market that can rapidly absorb the quantity held by the Company without significantly affecting the price, the Company attributes a value to the warrants using the respective price of the warrants and the quoted prices of the securities underlying the warrants and other key inputs.

The Company relies on ASC 940-820 to determine the fair value of its marketable and nonmarketable securities. The Company evaluates the fair value of such instruments based on the following factors:

Financial standing, economic conditions, and refinancing risk of the issuer, cost at the date of purchase, liquidity of the market of the securities, if any, reported prices, pricing by other dealer in the issuer or similar securities.

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

The Company assessed the classification of its financial instruments as of December 31, 2012, which consist of common stock purchase warrants, and determined that such warrants were equity contracts.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

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

The Company evaluated the terms of the Series C and D Preferred Stock at December 31 and September 30, 2012 to determine whether they should be classified as a liability, temporary equity, or permanent equity and whether their conversion options should be bifurcated and accounted for as derivatives. The terms of their Series C and D provide for the following among other things: they are convertible at the holder’s option to a fixed number of shares of common stock of the Company at the classification dates and they are not redeemable. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option of the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the Company’s common stock. Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed in accordance with professional standards.

Net Loss per Common Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted.

	December 31, 2012	December 31, 2011
Numerator:
Net loss	$(41,000)	$(1,009,000)
Preferred stock dividends	-	(93,000)

Numerator for basic earnings per share- loss attributable to common stockholders - as adjusted	(41,000)	(1,102,000)

Numerator for diluted earnings per share-net loss attributable to common stockholders - as adjusted	$(41,000)	$(1,102,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	26,567,193	21,646,902
Effect of dilutive securities:
Assumed conversion of Series C and D preferred stock	-	-
Stock options	-	-
Warrants	-	-
Assumed conversion of convertible notes payable	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	26,567,193	21,646,902

Loss per share:
Net loss available to common stockholders
Basic	$(0.00)	$(0.05)
Diluted	$(0.00)	$(0.05)

The weighted-average anti-dilutive common share equivalents are as follows:

	December 31, 2012	December 31, 2011

Series A Preferred Stock	-	3,283,565
Series C Preferred Stock	3,416,692	3,416,692
Series D Preferred Stock	6,000,000	6,000,000
Convertible notes payable	11,125,000	3,375,000
Options	1,130,000	3,442,291
Warrants	14,467,941	14,467,941
	36,139,633	33,985,489

The anti-dilutive common shares outstanding at December 31, 2012 and 2011are as follows:

	December 31, 2012	December 31, 2011

Series A Preferred Stock	-	3,283,565
Series C Preferred Stock	3,416,692	3,416,692
Series D Preferred Stock	6,000,000	6,000,000
Convertible notes payable	11,125,000	3,375,000
Options	1,130,000	3,074,311
Warrants	14,467,941	14,467,941
	36,139,633	33,617,509

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

Recently Adopted Accounting Guidance

In September 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was effective for the Company beginning October 1, 2012 and did not have material impact on the Company’s financial statements upon adoption.

In July 2012, the FASB issued ASU No. 2012-02, Testing indefinite-lived intangible assets for impairment. The update aims to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This guidance was effective for the Company beginning on October 1, 2012. The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.

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

NOTE 4. CLEARING AGREEMENTS

On February 1, 2010, National Securities and vFinance Investments entered into separate but coterminous clearing agreements with National Financial Services, LLC with a termination date of February 1, 2015. The clearing agreement includes a termination fee if either broker dealer terminates the agreement without cause. The Broker-Dealer Subsidiaries currently have clearing agreements with NFS, COR, ICBC and Rosenthal.

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At December 31 and September 30, 2012, the receivables of $2,590,000 and $3,650,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions. At December 31 and September 30, 2012, the amounts payable to broker dealers and clearing organizations of $34,000 and $119,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

NOTE 6. OTHER RECEIVABLES

At December 31, and September 30, 2012, the Company had other receivables net of allowance for uncollectable accounts of $341,000 and $147,000, respectively, primarily from underwriting and management fees from investment banking transactions that the Company participated in.

NOTE 7. ADVANCES TO REGISTERED REPRESENTATIVES

An analysis of advances to registered representatives for the quarter ended December 31, 2012 is as follows:

Advances to Registered Representative
Balance, September 30, 2012	$890,000
Advances	25,000
Amortization or repayment of advances	(82,000)
Balance, December 31, 2012	$833,000

There were no unamortized advances outstanding attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation.

NOTE 8. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

The following tables show the fair market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of December 31, 2012 and September 30, 2012:

Fair Value Measurements

As of December 31, 2012 Securities owned at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$70,000	$187,000	$-	$257,000
Corporate bonds	-	-	-	-
Government obligations	583,000	-	-	583,000
Restricted stock	-	295,000	-	295,000
	$653,000	$482,000	$-	$1,135,000

Securities sold, but not yet purchased at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$3,000	$-	$-	$3,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$3,000	$-	$-	$3,000

As of September 30, 2012 Securities owned at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$18,000	$-	$-	$18,000
Corporate bonds	-	-	-	-
Government obligations	678,000	-	-	678,000
Restricted stock	-	56,000	-	56,000
	$696,000	$56,000	$-	$752,000

Securities sold, but not yet purchased at fair value
	Level 1	Level 2	Level 3	Total

Corporate stocks	$1,000	$-	$-	$1,000
Corporate bonds	-	-	-	-
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$1,000	$-	$-	$1,000

The Company owns approximately 1,800,000 shares of common stock (“shares”) of a company which is in the developmental stage. The shares are included in Level 2 corporate stocks above. The Company has determined that the fair market value of these shares is $.10 per share which is lower than the quoted market price of $0.55 per share for the following reasons: i.) the limited number of bids it could get for the entire position in one sale transaction, ii.) the timeframe to liquidate the Company’s position in the shares could be one to two years based on the weighted average number of shares that are traded on a daily basis, and iii.) an attempt by the Company to sell the entire position in the open market, would most likely have a material adverse impact on the current market trading price of the shares.

NOTE 9. FIXED ASSETS

Fixed assets as of December 31 and September 30, 2012, respectively, consist of the following:

	December 31, 2012	September 30, 2012

Equipment	$2,654,000	$2,620,000
Furniture and fixtures	491,000	491,000
Leasehold improvements	922,000	922,000
Capital leases (primarily composed of computer equipment	2,510,000	2,510,000
	6,577,000	6,543,000
Less accumulated depreciation and amortization	(6,019,000)	(5,881,000)
Fixed assets net	$558,000	$662,000

Depreciation expense for the fiscal quarters ended December 31, 2012 and 2011 was $138,000 and $149,000, respectively.

NOTE 10. INTANGIBLE ASSETS

The adjusted carrying basis of its intangible assets was $311,000 at December 31, 2012, which will be fully amortized in the during the first nine months of fiscal 2013. Amortization of the Company’s intangible asset amounted to $155,000 in each of the fiscal quarters ended December 31, 2012 and 2011.

NOTE 11. OTHER ASSETS

Other assets consist of the following:

	December 31, 2012	September 30, 2012
Pre-paid expenses	$727,000	$520,000
Deposits	308,000	304,000
Investments in unaffiliated entity	157,000	157,000
Total	$1,192,000	$981,000

NOTE 12. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following:

	December 31, 2012	September 30, 2012
Commissions payable	$6,360,000	$7,151,000
Deferred clearing fee credits	223,000	251,000
Telecommunication vendors payable	60,000	75,000
Legal payable	757,000	418,000
Deferred rent payable	227,000	241,000
Accrued compensation	2,000	24,000
Capital lease liability	229,000	279,000
Other vendors	2,465,000	2,858,000
Short-term portion	$10,323,000	$11,297,000
Long-term portion	$280,000	$263,000
Total	$10,603,000	$11,560,000

NOTE 13. CONVERTIBLE NOTES PAYABLE

June 2008 Convertible Note Payable

On June 30, 2008, the Company completed a financing transaction under which the Company issued a convertible promissory note in the principal amount of $3.0 million, with a warrant to purchase 468,750 shares of common stock at an exercise price of $2.00 per share. The promissory note matured in June 2012. The Company recorded a debt discount for the beneficial conversion feature of the instrument. These amounts, totaling approximately $789,000, were recorded as a debt discount charged to interest expense over the life of the promissory note. The Company satisfied $1.2 million of its obligations under this note in September 2012. The remaining $1.8 million principal was due in January 2013 and was satisfied by the Company on January 31, 2013.

2012 Convertible Notes Payable

In March, April and September 2012, the Company completed the issuance of convertible notes payable for $3,300,000, $700,000 and $1,000,000, respectively. The notes bear interest at 6% per annum. As amended in September 2012, the notes mature on the earlier of 1) 10 business days after delivery by the holder of the note of a notice to maturity, which notice may not be issued prior to August 14, 2013 (which date shall be extended to March 31, 2015 if the Company completes a restructuring of its capital in a manner satisfactory to the holder) or 2) March 31, 2015. The notes cumulatively are convertible into 100,000 shares of the Company's Series E Preferred Stock. Upon conversion, the holders will also receive 10,000,000 warrants, exercisable at $0.50 per share of the Company's common stock. The 2012 Convertible Notes Payable are secured by any net proceeds received by the Company, after paying any senior indebtedness, in the event any holder of such senior indebtedness forecloses on the common stock of National Asset Management, Inc. The $5,000,000 in convertible notes was converted to common stock on January 25, 2013.

The following table summarizes the convertible notes payable:

	December 31, 2012	September 30, 2012

10% Convertible notes payable	$1,800,000	$1,800,000
6% Convertible notes payable	5,000,000	5,000,000
	$6,800,000	$6,800,000

The Company incurred interest expense related to its convertible notes of approximately $121,000 and $575,000 for the fiscal quarter ended December 31, 2012 and the fiscal year ended September 30, 2012, respectively. The convertible notes are owed to entities affiliated with three of the Company’s directors.

NOTE 14. SUBORDINATED BORROWINGS

Subordinated Note

In September 2012, the Company generated proceeds of $1 million by issuing a subordinated note payable to one of its prior directors. The note matures on the earlier of 10 business days after delivery by the holder of the note of a notice to maturity-which may not be issued prior to August 14, 2013. The note is secured by any net proceeds received by the Company, after paying any senior indebtedness in the event any holder of such senior indebtedness forecloses on the common stock of National Asset Management, Inc. The Subordinated note was repaid in January 2013 as part of the recapitalization referenced in Note 17.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters

The Company has been named as a defendant in various legal actions, substantially all of which are arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company recognizes a legal liability when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range.

The Company records legal reserves and related insurance recoveries for significant or unusual cases on a gross basis.

The Company is subject to and maintains insurance coverage for claims and lawsuits in the ordinary course of business, such as customer complaints or disclosures about risks with securities purchased, as well as various arbitrations and other litigation matters.

Defense costs are expensed as incurred and classified as professional services within the unaudited condensed consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters. In connection with various acquisitions, and pursuant to the purchase and sale agreements, the Company has received third-party indemnification for certain legal proceedings and claims. Some of these matters have been defended and paid directly by the indemnifying party.

The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and indemnifications provided by the third-party indemnitors, that the outcomes of any legal proceedings will not have a material adverse impact on the unaudited condensed consolidated statements of income,  financial condition or cash flows.

As of December 31, 2012, the Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $17,000,000. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $480,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at December 31 and September 30, 2012, are $490,000 and $338,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $290,000 and $238,000 for the three-month periods ended December 31, 2012 and 2011, respectively.

NOTE 16. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At December 31, 2012, National Securities had net capital of approximately $1,191,000 which exceeded its requirement by approximately $941,000.

In addition to the net capital requirements, each of vFinance Investments and EquityStation is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2012, vFinance Investments had net capital of approximately $1,612,000, which was approximately $612,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 112.5%. At December 31, 2012, EquityStation had net capital of approximately $112,000 which was approximately $62,000 in excess of its required net capital of $50,000, and its percentage of aggregate indebtedness to net capital was 20.8%. In December 2012, the Company requested that all of the business of Equity Station be transferred to vFinance Investments, Inc. to allow for further consolidation of operations and thus cost savings. This was approved and completed during December 2012. Additionally, during the month of December, the Company filed for the withdrawal of Registration of Equity Station as a broker-dealer with FINRA. As of the date of this filing, it is anticipated that FINRA will allow Equity Station to withdraw its registration as a broker-dealer.

Advances, dividend payments and other equity withdrawals from the Company’s Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 17. SUBSEQUENT EVENTS

Equity Raise

On January 25, 2013, the Company issued approximately 29,450,000 shares of the Company’s common stock for an aggregate purchase price of approximately $8.8 million. The Company will use the proceeds from the issuance of the shares to repay certain outstanding indebtedness and for general corporate, working capital, and net capital purposes and associated costs and fees relating to the transaction.

Additionally, the Company granted registration rights to these investors. The registration rights provide for, among other things, registration payment arrangements. The Company has agreed to use its commercially reasonable efforts to (i) file with the Securities and Exchange Commission (the “SEC”) as soon as practicable but in no event later than 45 days of the date of the Closing, a registration statement covering the resale of the shares issued in the private placement and (ii) have the registration statement be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), no later than April 25, 2013 or if there is a review of the registration statement by the SEC, May 25, 2013. In the event that (1) a registration statement is not declared effective by such dates, (2) after the date the registration statement is declared effective by the SEC, (a) a registration statement ceases for any reason, to remain continuously effective or (b) the investors are not permitted to utilize the prospectus included in the registration statement therein to resell their shares, in each case, for more than an aggregate of 20 consecutive days or 45 days during any 12-month period, or (3) the Company fails to satisfy the current public information requirement pursuant to Rule 144(c)(1) under the Securities Act, it shall pay an amount in cash equal to approximately $88,000 on the date the failure occurs and every 30 days thereafter, until cured, subject to a maximum amount of up to approximately $880,000.

On January 24, 2013, the Company issued 9,416,691 shares of its common stock in connection with the conversion of 34,169 and 60,000 shares of Series C and D Preferred Stock, respectively.

During January 2013, the Company issued 10,000,000 shares of its common stock in satisfaction of obligations under convertible notes aggregating $5,000,000.

On January 24, 2013, the Company issued to certain holders of warrants 12,951,196 shares of common stock in consideration of the cancellation of 17,426,187 warrants. These warrants were originally issued in connection with the Company’s issuance of shares of its Series C, D, and E Convertible Preferred Stock. The remaining Series C holder holds 1,990,505 warrants.

Settlements

The Company was named with one of its subsidiaries in a FINRA arbitration requesting compensatory damages of $1,375,000. Through discovery, the Company learned that counsel for the claimant represented additional clients with unfiled claims. The parties agreed to submit the matter to mediation. In February 2013 the Company settled the matter for $225,000 in cash (payable over 12 months) and 600,000 shares of the Company’s stock valued at approximately $168,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 27, 2012. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

National Holdings Corporation (“we,” “our,” or the “Company”) is engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) and National Asset Management Inc. (National Securities and vFinance Investments, are the “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients.

Each of the Broker-Dealer Subsidiaries is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”), each is a member of the Securities Investor Protection Corporation (“SIPC”) and are also subject to regulation by the National Futures Association (“NFA”). In addition, each of the Broker-Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico, with vFinance Investments also being licensed in the U.S. Virgin Islands.

As of December 31, 2012, we had approximately 959 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, and Washington branches, our approximately 80 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. These independent operators, many of whom are financial planners, are required to pay their own expenses. This independent contractor model calls for a much higher payout percentage, (typically in the 70-90% range) than the traditional employee model of brokerage which typically only pays between 25-50% of production.

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

Economic Overview and Impact of Financial Market Events

In the quarter ending December 31, 2012, the U.S. domestic equity markets and the S&P 500 continued to rise from the levels in 2011 and earlier periods in 2012. While corporate profits of US companies have consistently met or exceeded expectations for multiple quarters, concerns over slowing economic growth and the elevated unemployment rate led to the Federal Reserve's announcement of a third round of quantitative easing (announced in the quarter ending September 30, 2012). Uncertainty over U.S. fiscal policy, specifically how the fiscal cliff and sequestration will be handled and continued sovereign debt concerns in Europe are expected to have an effect on the financial markets. While the longer-term outlook of the European debt crisis is uncertain, we continue to maintain nominal direct exposure to sovereign debt securities.

In response to the concerns noted above and the overall economic environment, the central banks, including the Federal Reserve, have continued to maintain historically low interest rates. The average federal funds effective rate was 0.14% in the quarter ending September 30, 2012. In the September 2012 meeting of the Board of Governors of the Federal Reserve System, it was announced that interest rates are expected to remain low into 2015.

Recent Developments

On January 25, 2013, the Company issued approximately 29,450,000 shares of the Company’s common stock for an aggregate purchase price of approximately $8.8 million. The Company will use the proceeds from the issuance of the shares to repay certain outstanding indebtedness and for general corporate, working capital, and net capital purposes and associated and costs and fees relating to the transaction.
Additionally, the Company granted registration rights to these investors.

As a result of the aforementioned improvement in working capital and pursuant to a discussion with the Company’s current Independent Registered Accounting Firm, subject to an audit of the Company’s financial statements for the year end September 30, 2013, it is believed that from January 25, 2013 to the date of this filing, the Company has successfully mitigated any substantial doubt about the its ability to continue as a going concern.

The following table is an unaudited Pro-Forma Consolidated Statement of Financial Condition as if the recapitalization closed on or before December 31, 2012:

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED PRO-FORMA
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
ASSETS

	December 31,			December 31,
	2012	Pro-forma		2012
	(Unaudited)	Adjustments		Pro-Forma
Current Assets
Cash and cash equivalents	$7,444,000	$5,788,000	A	$13,232,000
Deposit with clearing organizations	1,107,000			1,107,000
Receivables from broker dealers and clearing organizations	2,590,000			2,590,000
Other receivables, net of allowance for uncollectible accounts	341,000			341,000
Advances to registered representatives - Current portion	372,000			372,000
Securities owned: marketable – at market value	653,000			653,000
Securities owned: nonmarketable – at fair value	482,000			482,000
Other assets	854,000			854,000
Total Current Assets	13,843,000	5,788,000		19,631,000

Advances to registered representatives - Long term portion	461,000			461,000
Fixed assets, net	558,000			558,000
Intangible assets, net	311,000			311,000
Other assets	338,000			338,000
Total Assets	$15,511,000	$5,788,000		$21,299,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$10,323,000	$200,000	B	$10,523,000
Payable to broker dealers and clearing organizations	34,000			34,000
Securities sold, but not yet purchased, at market	3,000			3,000
Convertible notes payable	6,800,000	(6,800,000)	C	-
Subordinated borrowings - Related party	1,000,000	(1,000,000)	D	-
Total Current Liabilities	18,160,000	(7,600,000)		10,560,000

Accrued expenses and other liabilities - Long term portion	280,000			280,000

Total Liabilities	18,440,000	(7,600,000)		10,840,000

National Holdings Corporation Stockholders' (Deficit) Equity
Series A 9% cumulative convertible preferred stock, $.01 par value, 50,000 shares authorized; -0- and 46,050 shares issued and outstanding (liquidation preference: $4,605,000) at December 31, 2012 and December 31, 2012 Pro Forma, respectively	-			-
Series C and D, convertible preferred stock, $0.01 par value, 10,000,000 shares authorized, 94,167 issued and outstanding and 0 Pro Forma	6,156,000	(6,156,000)	E	-

Common stock, $.02 par value, 150,000,000 shares authorized; 26,567,193 shares issued and outstanding at December 31, 2012 and 88,350,000 at December 31, 2012 Pro Forma	531,000	1,236,000	F	1,767,000
Additional paid-in capital	46,184,000	18,308,000		64,492,000
Accumulated deficit	(55,821,000)	-		(55,821,000)
Total National Holdings Corporation Stockholders' (Deficit) Equity	(2,950,000)	13,388,000		10,438,000

Non Controlling Interest	21,000	-		21,000

Total Stockholders (Deficit) Equity	(2,929,000)	13,388,000		10,459,000

Total Liabilities and Stockholders' (Deficit) Equity	$15,511,000	$5,788,000		$21,299,000

Explanation of Pro Forma Adjustments

The following explains the adjustments to the Statement of Financial Condition to reflect the Pro Forma Statement of Financial Condition as if the Capital Raise had occurred in the fiscal quarter ended December 31, 2012:

A.
$8,800,000 of Cash raised less $1,800,000 for repayment of Convertible notes, less $1,000,000 for the repayment of Subordinated Debt, less $212,000 paid to an affiliate for the commissions associated with the private placement.

B.	Accrual of $200,000 for professional services associated with the private placement.
C.	Repayment of $1,800,000 of Convertible Notes and conversion of $5,000,000 of Series E Convertible notes
D.	Repayment of $1,000,000 of Subordinated Debt
E.	Conversion of 34,167 shares of Series C Convertible Preferred Stock and 60,000 shares of Series D Convertible Preferred Stock.
F.
As of December 31, 2012, if the Series C and Series D Preferred stock and Series E Notes and associated warrants were converted or exchanged, that would have amounted to an additional 32.3 million shares of common stock, totaling approximately 58.8 million shares of common stock issued and outstanding. On January 25, 2013, upon the closing of the private placement for approximately 29.4 million shares, together with all the shares that were received upon conversion of substantially all the Series C and Series D Preferred stock and Series E Notes and associated warrants, a total of 88.35 million shares of common stock  would have been outstanding on December 31, 2012 on a Pro Forma basis.

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

Key Indicators of Financial Performance for Management

Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include productivity and practice diversification of representatives, top line commission and advisory services revenues, gross margins, operating expenses, professional fees, taxes and earnings per share.

RESULTS OF OPERATIONS

Revenues

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Our first quarter of fiscal year 2013 resulted in an increase in revenues, with a commensurate increase in variable expenses compared to the same period last year. As a result, we reported a net operating loss of $41,000 compared with a net operating loss of $1,009,000 for the first quarters of fiscal years 2013 and 2012, respectively.

	Three Months Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions	$16,041,000	$13,203,000	$2,838,000	21%
Net dealer inventory gains	2,601,000	3,076,000	(475,000)	-15%
Investment banking	2,055,000	4,756,000	(2,701,000)	-57%
Interest and dividends	1,047,000	702,000	345,000	49%
Transfer fees and clearance services	2,008,000	1,829,000	179,000	10%
Investment advisory fees and other income	2,694,000	1,832,000	862,000	47%
	$26,446,000	$25,398,000	$1,048,000	4%

Total revenues increased $1,048,000, or 4%, in the first quarter of fiscal year 2013 to $26,446,000 from $25,398,000 in the first quarter of fiscal year 2012. The increase in revenues is primarily due to the addition of a new large branch and favorable market conditions in the retail marketplace, along with an improvement in revenues in our asset management offset by lower investment banking revenues.

Commission revenue increased $2,838,000, or 21%, to $16,041,000 from $13,203,000 during the first quarter of fiscal year 2013 compared with the same period in fiscal year 2012, which is attributable to generally more favorable market conditions for corporate securities.

Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $475,000, or 15%, to $2,601,000 from $3,076,000 during the first quarter of fiscal year 2013 compared with the same period in fiscal year 2012. The decrease is primarily due to less favorable trading conditions including lower market volumes, affecting our market making and fixed income trading activities in the quarter ended December 31, 2012 as compared to the same quarter in 2011, offset by $180,000 relating to a markup in 1,800,000 shares of common stock of a company which is in the development stage, that were previously restricted under SEC Rule 144 and valued at $-0-, to $0.10 per share. The $0.10 per share was lower than the quoted market price of the stock which was $0.55 as of December 31, 2012. We determined that the fair market value of these shares is lower than the quoted market price for the following reasons: i.) the limited number of bids it could get for the entire position in one sale transaction, ii.) the timeframe to liquidate the Company’s position in the shares could be one to two years based on the weighted average number of shares that are traded on a daily basis, and iii.) an attempt by the Company to sell the entire position in the open market, would most likely have a material adverse impact on the current market trading price of the shares.

Investment banking revenue decreased $2,701,000, or 57% to $2,055,000 from $4,756,000 during the first quarter of 2013 compared to the same period in fiscal year 2012. This decrease was attributable to a fewer number of successful capital raising events for clients, and less advisory and consulting services provided during the quarter.

Interest and dividend income increased by $345,000 or 49%, to $1,047,000 from $702,000 in the first quarter of fiscal year 2013 compared with the same period in fiscal year 2012. The increase is primarily attributable to higher customer margin account balances, higher customer free cash balances and slightly higher prevailing interest rates during the quarter all tied to the increase in retail sales activity.

Transfer fees and clearance services increased $179,000 or 10%, to $2,008,000 in the first quarter of fiscal year 2013 from $1,829,000 in the first quarter of fiscal year 2012, resulting from a higher number of retail transactions made on behalf of our clients during the most recent quarter.

Investment advisory fees and other income, consisting of asset management fees, other miscellaneous transaction fees and other investment income, increased $862,000, or 47%, to $2,694,000 from $1,832,000 during the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. The increase is due primarily to an increase in assets under management in our registered investment advisory subsidiary, National Asset Management.

Operating Expenses

In comparison with the 4% increase in total revenues, total expenses increased by $71,000, or 0%, to $26,490,000 for the first quarter of fiscal year 2013 compared to $26,419,000 in the first quarter of fiscal year 2012.

	Three Months Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Commissions, compensation, and fees	$22,835,000	$22,730,000	$105,000	0%
Clearing fees	422,000	461,000	(39,000)	-8%
Communications	1,119,000	1,200,000	(81,000)	-7%
Occupancy, equipment and other administrative expenses	770,000	861,000	(91,000)	-11%
Professional fees	771,000	531,000	240,000	45%
Interest	165,000	276,000	(111,000)	-40%
Taxes, licenses and registration	408,000	360,000	48,000	13%
	$26,490,000	$26,419,000	$71,000	0%

Commissions, compensation, and fees, which primarily includes expenses related to commission revenue, net dealer inventory gains and investment banking, increased $105,000, or 0%, to $22,835,000 in the first quarter of fiscal year 2013 from $22,730,000 in the first quarter of fiscal year 2012. The increase is primarily attributable to an increase in retail commission revenues offset by a decrease in investment banking and trading revenue, but with an improvement in gross margin retention on the banking and trading commissions. Commission expense also includes the amortization of advances to registered representatives aggregating $60,000 and $83,000 for the first quarter of fiscal year 2013 and 2012, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have committed to be affiliated with National Securities. Compensation includes the amortization of the fair value associated with stock based compensation of $0 and $6,000 in first quarter of fiscal years 2013 and 2012, respectively.

Clearing fees decreased $39,000, or 8%, to $422,000 in the first quarter of fiscal year 2013 from $461,000 in the first quarter of fiscal year 2012. This decrease is primarily a result of a slightly higher average per ticket revenue with fewer total transactions, due mostly to managed account fee revenue being a slightly higher percentage of total revenue over the same period last year.

Communications expenses decreased by $81,000, or 7% to $1,119,000 in the first quarter of fiscal year 2013 from $1,200,000 in the first quarter of fiscal year 2012. This decrease is primarily due to renegotiated contracts with our primary communications carrier and a reduction of duplicative equipment and communications service costs which were necessitated by the fire in the first fiscal quarter of 2011. Occupancy, equipment and other administrative expenses decreased $91,000, or 11%, to $770,000 from $861,000 in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. This decrease is primarily attributable to the reduction of overall square footage of space rented by the Company.

Professional fees increased $240,000, or 45% to $771,000 from $531,000 in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. This increase is attributed to continued cost of defense associated with various arbitrations as well as an increase in general corporate matters.

Interest expense decreased by $111,000, or 40%, to $165,000 from $276,000 in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. The decrease is primarily due to the repayment of our notes payable during fiscal year 2012 and the fully amortized debt discount associated with that debt. The amortization expense during the first quarters of fiscal 2013 and 2012, was of $0 and $99,000 respectively.

Taxes, licenses and registration increased $48,000, or 13%, to $408,000 from $360,000 in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. This increase in taxes, licenses and registration is primarily due to the transfer of certain retail brokers from vFinance Investments to National Securities in the first fiscal quarter causing duplicative registration costs.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities. For the three months ended December 31, 2012 and 2011, EBITDA, as adjusted, was $476,000 and ($311,000), respectively. This increase of $787,000 in the three months ended December 31, 2012 over 2011 resulted primarily from an increase in revenues and improved operating efficiencies.

The following table presents a reconciliation of EBITDA, as adjusted, to net loss as reported in accordance with generally accepted accounting principles, or GAAP.

	Three Months Ended
	December 31,
	2012	2011

Net loss, as reported	$(41,000)	$(1,009,000)
Interest expense	165,000	276,000
Taxes	20,000	29,000
Depreciation	117,000	149,000
Amortization	155,000	155,000
EBITDA	416,000	(400,000)
Non-cash compensation expense	-	6,000
Forgivable loan write down	60,000	83,000
EBITDA, as adjusted	$476,000	$(311,000)

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending balance at		Average balance during
	December 31,	December 31,	during first three months
	2012	2011	2013	2012
Cash	$7,444,000	$6,143,000	$7,689,000	$6,420,500
Receivables from broker-dealers and clearing organizations	$2,590,000	$2,411,000	$3,120,000	$2,562,500
Marketable securities	$653,000	$936,000	$674,500	$1,390,000

Accounts payable and accrued expenses, and other liabilities	$10,603,000	$11,410,000	$11,081,500	$11,621,000
Convertible notes payable excluding debt discount	$6,800,000	$6,000,000	$6,800,000	$6,000,000
Subordinated borrowings	$1,000,000	$70,000	$1,000,000	$85,000

We maintain a highly liquid balance sheet. At December 31, 2012 and 2011, 69% and 62%, respectively, of our total assets consisted of cash, marketable securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

Our Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. National Securities has elected to use the alternative standard method permitted by the Rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At December 31, 2012, National Securities’ net capital exceeded the requirement by approximately $1,191,000. Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and EquityStation is required to maintain $50,000, and at December 31, 2012 these Broker-Dealer Subsidiaries had excess net capital of approximately $612,000 and $62,000, respectively.

Advances, dividend payments and other equity withdrawals from the Broker-Dealer Subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During the first quarters of fiscal 2013 and 2012, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

The objective of liquidity management is to ensure that the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers. We monitor our liquidity needs and available collateral levels daily to help ensure that an appropriate liquidity cushion, in the form of unpledged collateral, is maintained at all times. Our ability to quickly reduce funding needs by balance sheet contraction without adversely affecting our core businesses and to pledge additional collateral in support of secured borrowings is continuously evaluated to ascertain the adequacy of our capital base.

To provide additional liquidity and to further increase our regulatory capital reserves, on January 25, 2013, we issued approximately 29,450,000 shares of the Company’s common stock for an aggregate purchase price of approximately $8.8 million. Our primary sources of liquidity include the sale of our securities and other financing activities and our cash flow from operations. Based on our current level of operations, we believe our available cash will be adequate to meet our future liquidity needs through at least fiscal year 2013.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $35,000 and $77,000 during the first quarters of fiscal 2013 and 2012, respectively.

	Three-months ended December 31,
	2012	2011
Cash flows from operating activities

Net loss	$(41,000)	$(1,009,000)
Non-cash adjustments
Depreciation and amortization	294,000	305,000
Amortization of forgivable loans to brokers	60,000	83,000
Amortization of note discount	-	99,000
Other	(15,000)	126,000

Changes in assets and liabilities
Receivables from broker-dealers, clearing organizations and others	1,060,000	303,000
Securities owned	(365,000)	(521,000)
Accounts payable, accrued expenses, and other liabilities	(957,000)	28,000
Other	(491,000)	138,000
Net cash used in operating activities	(455,000)	(448,000)

Cash flows used in investing activities
Purchase of fixed assets	(35,000)	(77,000)
	(35,000)	(77,000)

Cash flows used in financing activities
Repayment of subordinated borrowings	-	(30,000)
	-	(30,000)

Net variation in cash	$(490,000)	$(555,000)

Quarter ended December 31, 2012

The decrease in receivables from clearing organizations, broker-dealers and others during the first quarter of fiscal 2013 is primarily due to the higher percentage of commission revenues being derived from markups versus commissions in December 2012 as compared to December 2011. These receivables are typically received within 30 days of the close of the month. Changes in securities owned are primarily due to a general increase in securities held for trading as well as a $180,000 increase in the valuation of non-marketable warrants and securities held as at December 31, 2012, which the Company received as compensation for investment banking deals. The decrease in accounts payable, accrued expenses and other liabilities at December 31, 2012 as compared to December 31, 2011 is primarily due to faster payment processing due to cash generated from our financing in September 2012.

Cash used in investing activities during the first quarter of 2013 amounted to $35,000 and primarily consisted recurring purchases of computer equipment.

Quarter ended December 31, 2011

The decrease in receivables from clearing organizations, broker-dealers and others during the first quarter of fiscal 2012 is primarily due to a commensurate increase in our revenues for the period.

Cash used in investing activities for the three-month period ended December 31, 2011 amounted to $77,000, which consists of recurring purchases of computer equipment.

Cash used in financing activities for the three-month period ended December 31, 2011 amounted to $30,000 which consists of principal repayments on subordinated borrowings.

Operating cash flows from period to period

Our net cash used in operating activities increased to $455,000 from $448,000 for the first quarters of fiscal 2013 and 2012, respectively. Such increase is primarily attributable to aforementioned changes in assets and liabilities during the respective periods.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We maintain trading securities owned and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations. These securities include debt securities issued by the U.S. government, money market funds, corporate debt securities, certificates of deposit and equity securities.

Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. The balances are based upon pending client activities which are monitored by our broker dealer support services department. Because these positions arise from pending client transactions, there are usually no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our broker dealer support services department.

We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

Our primary market risk arises from the fact that we engage in proprietary trading and historically have made dealer markets in equity securities. We may incur losses as a result of price movements in these inventories due to changes in interest rates, foreign exchange rates, equity prices and other political factors. We are not subject to direct market risk due to changes in foreign exchange rates. However, we are subject to market risk as a result of changes in interest rates and equity prices, which are affected by global economic conditions. We manage our exposure to market risk by limiting its net long or short positions. Trading and inventory accounts are monitored daily by management and we have instituted position limits. Current and proposed underwriting, corporate finance, merchant banking and other commitments are subject to due diligence reviews by our senior management, as well as professionals in the appropriate business and support units involved.

Credit risk represents the amount of accounting loss we could incur if counterparties to our proprietary transactions fail to perform and the value of any collateral proves inadequate. Although credit risk relating to various financing activities is reduced by the industry practice of obtaining and maintaining collateral, we maintain more stringent requirements to further reduce our exposure. We monitor our exposure to counterparty risk on a daily basis by using credit exposure information and monitoring collateral values and establishment of credit limits. We maintain a credit committee, which reviews margin requirements for large or concentrated accounts and sets higher requirements or requires a reduction of either the level of margin debt or investment in high-risk securities or, in some cases, requires the transfer of the account to another broker-dealer.

We monitor our market and credit risks daily through internal control procedures designed to identify and evaluate the various risks to which we are exposed. There can be no assurance, however, that our risk management procedures and internal controls will prevent losses from occurring as a result of such risks.

The following table shows the quoted market values of marketable securities we owned ("long") , securities we sold but have not yet purchased ("short") , and net positions as of December 31, 2012:

	Long	Short	Net
Corporate stocks	$70,000	$3,000	$67,000
Government obligations	583,000	-	583,000
	$653,000	$3,000	$650,000

The Company owns approximately 1,800,000 shares of common stock (“shares”) of a company which is in the developmental stage (the value of these shares is not reflected in the table above). The Company has determined that the fair market value of these shares is $.10 per share which is lower than the quoted market price of $0.55 per share for the following reasons: i.) the limited number of bids it could get for the entire position in one sale transaction, ii.) the timeframe to liquidate the Company’s position in the shares could be one to two years based on the weighted average number of shares that are traded on a daily basis, and iii.) an attempt by the Company to sell the entire position in the open market, would most likely have a material adverse impact on the current market trading price of the shares.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. We operate in a dynamic market and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees operate within established corporate policies and limits.

Risk Management

We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our unaudited and audited condensed consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our unaudited condensed consolidated financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function.

In addition, we have written policies and procedures that govern the conduct of business by our employees and our relationship with our clients. Our client policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation and codes of ethics to govern employee conduct among other matters.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $17,000,000. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $480,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at December 31 and September 30, 2012, are $490,000 and $338,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY

Not applicable

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 14, 2013	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer

February 14, 2013	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer