Form 10-Q
period 2013-03-31
NATIONAL HOLDINGS CORP
filed 2013-05-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☒

As of May 11, 2013 there were 88,416,988 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2013

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013	September 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$13,496,000	$7,934,000
Deposit with clearing organizations	1,107,000	1,107,000
Receivables from broker-dealers and clearing organizations	3,572,000	3,650,000
Other receivables, net of allowance for uncollectible accounts	747,000	147,000
Advances to registered representatives - Current portion	215,000	249,000
Securities owned: marketable – at market value	2,072,000	696,000
Securities owned: non-marketable – at fair value	423,000	56,000
Other assets	907,000	520,000
Total Current Assets	22,539,000	14,359,000

Advances to registered representatives - Long term portion	531,000	641,000
Fixed assets, net	474,000	662,000
Intangible assets, net	155,000	466,000
Other assets	155,000	461,000
Total Assets	$23,854,000	$16,589,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$12,421,000	$11,297,000
Payable to broker-dealers and clearing organizations	13,000	119,000
Securities sold, but not yet purchased, at market	213,000	1,000
Convertible notes payable	-	6,800,000
Subordinated borrowings - Related party	-	1,000,000
Total Current Liabilities	12,647,000	19,217,000

Accrued expenses and other liabilities - Long term portion	236,000	263,000

Total Liabilities	12,883,000	19,480,000

National Holdings Corporation Stockholders' Equity (Deficit)
Series C and D, convertible preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 issued and outstanding at March 31, 2013 and 94,169 at September 30, 2012	-	6,156,000
Common stock, $.02 par value, 150,000,000 shares authorized; 89,016,988 and 26,567,193 shares issued and outstanding at March 31, 2013 and September 30, 2012	1,780,000	531,000
Additional paid-in capital	64,496,000	46,184,000
Accumulated deficit	(55,326,000)	(55,780,000)
Total National Holdings Corporation Stockholders' Equity (Deficit)	10,950,000	(2,909,000)

Non Controlling Interest	21,000	18,000

Total Stockholders' Equity (Deficit)	10,971,000	(2,891,000)

Total Liabilities and Stockholders' Equity (Deficit)	$23,854,000	$16,589,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-month Period Ended March 31,		Six-month Period Ended March 31,
	2013	2012	2013	2012
Revenues
Commissions	$20,769,000	$20,484,000	$36,809,000	$33,687,000
Net dealer inventory gains	4,310,000	3,686,000	6,912,000	6,762,000
Investment banking	2,334,000	4,232,000	4,389,000	8,987,000
Interest and dividends	1,004,000	663,000	2,050,000	1,366,000
Transfer fees and clearing services	2,033,000	2,141,000	4,040,000	3,971,000
Investment advisory fees and other income	2,499,000	2,003,000	5,193,000	3,835,000
Total Revenues	32,949,000	33,209,000	59,393,000	58,608,000

Operating Expenses
Commissions, compensation and fees	28,329,000	29,682,000	51,164,000	52,412,000
Clearing fees	575,000	374,000	997,000	834,000
Communications	1,149,000	1,162,000	2,267,000	2,362,000
Occupancy, equipment and other administrative costs	981,000	1,345,000	1,754,000	2,206,000
Professional fees	764,000	643,000	1,535,000	1,174,000
Interest	66,000	276,000	230,000	552,000
Taxes, licenses, registration	369,000	440,000	777,000	803,000
Total Operating Expenses	32,233,000	33,922,000	58,724,000	60,343,000

Net Income (Loss) from Operations	716,000	(713,000)	669,000	(1,735,000)

Other Expenses
Loss on disposition of unconsolidated joint venture	-	(1,051,000)	-	(1,051,000)
Loss on investment in unaffiliated entity	(162,000)	-	(162,000)	-
Income tax expense - Current	(60,000)	-	(60,000)	-
Total Other Expenses	(222,000)	(1,051,000)	(222,000)	(1,051,000)

Net income (loss) before non-controlling interest	494,000	(1,764,000)	447,000	(2,786,000)
Non-controlling interest	-	4,000	7,000	17,000
Net income (loss)	494,000	(1,760,000)	454,000	(2,769,000)

Preferred stock dividends	-	-	-	(93,000)

Net income (loss) attributable to common stockholders	$494,000	$(1,760,000)	$454,000	$(2,862,000)

Diluted:
Net income (loss) attributable to common stockholders	$0.01	$(0.07)	$0.01	$(0.12)
Net income (loss) attributable to common stockholders: Diluted	$0.01	$(0.07)	$0.01	$(0.12)

Weighted average number of shares outstanding: Basic	72,232,218	26,088,530	49,289,601	23,855,581
Weighted average number of shares outstanding: Diluted	74,743,336	26,088,530	55,324,608	23,855,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED SEPTEMBER 30, 2012 (Audited) and QUARTER ENDED MARCH 31, 2013 (Unaudited)

	Preferred Stock C		Preferred Stock D		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Deficit)
BALANCE, September 30, 2011	34,169	$2,551,000	60,000	$3,605,000	20,488,642	$409,000	$45,066,000	$(53,128,000)	$(1,497,000)

Issuance of Series A Preferred Dividends	-	-	-	-	-	-	715,000	(715,000)	-

Issuance of shares of common stock pursuant to the conversion of Series A Preferred Stock	-	-	-	-	4,141,826	83,000	(83,000)	-	-

Fair value of stock options	-	-	-	-	-	-	10,000	-	10,000

Issuance of shares of common stock pursuant to satisfy certain liabilities	-	-	-	-	1,967,042	39,000	476,000	-	515,000

Net loss	-	-	-	-	-	-	-	(1,937,000)	(1,937,000)
BALANCE, September 30, 2012	34,169	2,551,000	60,000	3,605,000	26,597,510	531,000	46,184,000	(55,780,000)	(2,909,000)

Issuance of shares of common stock pursuant to the conversion of Series C Preferred Stock	(34,169)	(2,551,000)	-	-	3,416,692	68,000	2,483,000	-	-

Issuance of shares of common stock pursuant to the conversion of Series D Preferred Stock	-	-	(60,000)	(3,605,000)	6,000,000	120,000	3,485,000	-	-

Issuance of shares of common stock pursuant to the conversion of Convertible Preferred Debt	-	-	-	-	10,000,000	200,000	4,800,000	-	5,000,000

Issuance of common stock in private placement	-	-	-	-	29,451,590	589,000	7,837,000	-	8,426,000

Issuance of shares of common stock pursuant to the conversion of Warrants	-	-	-	-	12,951,196	260,000	(260,000)	-	-

Issuance of shares to satisfy claims	-	-	-	-	600,000	12,000	113,000	-	125,000

Distribution to non-controlling interest	-	-	-	-	-	-	(146,000)	-	(146,000)

Net income	-	-	-	-	-	-	-	454,000	454,000
BALANCE, March 31, 2013	-	$-	-	$-	89,016,988	$1,780,000	$64,496,000	$(55,326,000)	$10,950,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-month period ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$454,000	$(2,769,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	535,000	599,000
Amortization of forgivable loans to brokers	135,000	143,000
Loss on disposition of unconsolidated joint venture	-	1,051,000
Amortization of note discount	-	198,000
Fair value of options	-	10,000
Provision bad debt	(97,000)	109,000
Net realized and unrealized loss (gain) on securities	(18,000)	53,000
Non-controlling interest	(7,000)	(17,000)
Changes in assets and liabilities
Deposits with clearing organizations	-	50,000
Receivables from broker-dealers, clearing organizations and others	78,000	(807,000)
Other receivables	(503,000)	(99,000)
Advances to registered representatives	9,000	50,000
Securities owned: marketable, at market value	(1,358,000)	(479,000)
Securities owned: non-marketable, at fair value	(367,000)	(34,000)
Other assets	(81,000)	(139,000)
Accounts payable, accrued expenses and other liabilities	1,092,000	4,923,000
Payable to broker-dealers and clearing organizations	(106,000)	18,000
Securities sold, but not yet purchased, at market	212,000	(2,000)
Net cash (used in) provided by operating activities	(22,000)	2,858,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to unconsolidated joint venture	-	(550,000)
Purchase of fixed assets	(36,000)	(93,000)
Net cash used in investing activities	(36,000)	(643,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of subordinated borrowings	-	(60,000)
Repayment of notes payable	(2,800,000)	(3,000,000)
Proceeds from issuance of convertible notes payable	-	3,100,000
Proceeds from issuance of common stock	8,420,000	-
Net cash provided by financing activities	5,620,000	40,000

NET INCREASE IN CASH	5,562,000	2,255,000

CASH BALANCE
Beginning of the period	7,934,000	6,698,000
End of the period	$13,496,000	$8,953,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$333,000	$240,000
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends	$-	$715,000
Deemed distribution to noncontrolling interest	$146,000	$-
Fair value of shares of common stock to satisfy liabilities	$125,000	$450,000
Conversion of Preferred Stock to shares of common stock	$6,156,000	$83,000
Conversion of convertible debt to shares of common stock	$5,000,000	$-
Conversion of warrants to shares of common stock	$259,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND CAPITALIZATION

The accompanying consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated financial statements as of March 31, 2013 and for the six months ended March 31, 2013 and 2012 are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year 2013. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Capitalization

On January 25, 2013, the Company issued 29,450,000 shares of the Company’s common stock in a private placement transaction for gross proceeds of approximately $8.8 million. The Company used the proceeds from the issuance of the shares to repay certain outstanding indebtedness and for general corporate, working capital, and net capital purposes and associated and costs and fees relating to the transaction.

During January 2013, the Company issued 10,000,000 shares of its common stock in satisfaction of obligations under convertible notes aggregating $5,000,000 and paid off senior subordinated notes payable of $2,800,000.

In addition, as a result of the aforementioned improvement in working capital and pursuant to a discussion with the Company’s current Independent Registered Accounting Firm (“Auditors”), subject to an audit of the Company’s financial statements for the year end September 30, 2013, the Company believes that it has successfully mitigated any substantial doubt about its ability to continue as a going concern.

NOTE 2. CONSOLIDATION

The consolidated financial statements include the accounts of National and its wholly owned subsidiaries. National operates primarily through National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). The Broker-Dealer Subsidiaries conduct a national securities brokerage business through its main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington. In December 2012, the Company filed for the withdrawal of Registration of Equity Station as a broker dealer with the Financial Industry Regulatory Authority, Inc. ("FINRA"). In February 2013 FINRA approved the withdrawal of registration by EquityStation as a broker-dealer. Prior to the request for withdrawal being filed, the Company requested and received permission from FINRA for all of the business of Equity Station be transferred to vFinance Investments, Inc. to allow for further consolidation of operations and thus cost savings. This transfer of business was completed in December 2012.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of the unaudited consolidated financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, valuation of financial derivatives, contingent consideration obligations, contingencies and litigation, valuation and recognition of share-based payments, dividends and income taxes. These accounting policies are stated in the notes to the audited consolidated financial statements for the fiscal year ended September 30, 2012, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions and the differences may be material to the unaudited condensed consolidated financial statements. Furthermore, the Company has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with the Company. The Company has established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings where necessary. In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. As of March 31, 2013 and September 30, 2012, we accrued approximately $536,000 and $338,000 respectively for these matters. These claims may be covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

Reclassifications

Certain items in the 2012 financial statements have been reclassified to conform to the presentation in the 2013 financial statements.  Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

Transfer fees and clearing services are fees charged to the broker on customer’s security transactions and are recognized as of the trade date.

Investment advisory fees are derived from account management and investment advisory services provided to high net worth clients. These fees are determined based on a percentage of the customers assets under management, may be billed monthly or quarterly and recognized when collected. Other income consists of miscellaneous fees charged to both, customers and independent contractors, for services rendered.

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

The Company had securities owned- nonmarketable including warrants and restricted stock it received as partial compensation from clients for investment banking services and subordinated borrowings as Level 2 assets and liabilities as of March 31, 2013 and September 30, 2012. The carrying amounts of deposit with clearing organizations, receivables from broker dealers and clearing organizations, other receivables, advances to registered representatives, accounts payable, accrued expenses, and other liabilities, payable to broker dealers and clearing organizations at March 31, 2013 and September 30, 2012 approximated their respective fair value based on the short-term nature maturity of these items.  The carrying amounts of the convertible promissory notes at September 30, 2012 approximated their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2013 and September 30, 2012, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

Warrants issued by clients to the Company as partial compensation for banking services are not readily convertible to cash pursuant to ASC 605-10-20. Accordingly, they are classified as non-marketable securities. Once the securities underlying the warrants have quoted prices available in an active market that can rapidly absorb the quantity held by the Company without significantly affecting the price, the Company attributes a value to the warrants using the respective price of the warrants and the quoted prices of the securities underlying the warrants and other key inputs.

The Company relies on ASC 940-820 to determine the fair value of its marketable and nonmarketable securities. The Company evaluates the fair value of such instruments based on the following factors:

Financial standing, economic conditions, and refinancing risk of the issuer, cost at the date of purchase, liquidity of the market of the securities, if any, reported prices, and pricing by other dealer in the issuer or similar securities.

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

The Company assessed the classification of its financial instruments as of March 31, 2013, which consist of common stock purchase warrants, and determined that such warrants were equity contracts.

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

The Company evaluated the terms of the Series C and D Preferred Stock at September 30, 2012 to determine whether they should be classified as a liability, temporary equity, or permanent equity and whether their conversion options should be bifurcated and accounted for as derivatives. The terms of their Series C and D provide for the following among other things: they are convertible at the holder’s option to a fixed number of shares of common stock of the Company at the classification dates and they are not redeemable. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option of the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the Company’s common stock. Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed in accordance with professional standards. As of March 31, 2013 the Company no longer had any convertible debt instruments outstanding.

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

	Three months ended		Six months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Numerator:
Net income (loss)	$494,000	$(1,760,000)	$454,000	$(2,769,000)
Preferred stock dividends	-	-	-	(93,000)
Numerator for basic earnings per share- Income (loss) attributable to common stockholders - as adjusted	494,000	(1,760,000)	454,000	(2,862,000)
Numerator for diluted earnings per share-net Income (loss) attributable to common stockholders - as adjusted	$494,000	$(1,760,000)	$454,000	$(2,862,000)

Denominator:

Denominator for basic earnings per share--weighted average shares	72,232,218	26,088,530	49,289,601	23,855,581
Effect of dilutive securities:
Stock options	-	-	-	-
Warrants	-	-	-	-
Dilutive potential common shares	2,511,118	-	6,035,007	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	74,743,336	26,088,530	55,324,608	23,855,581

Income (loss) per share:
Net income (loss) available to common stockholders
Basic	$0.01	$(0.07)	$0.01	$(0.12)

Diluted	$0.01	$(0.07)	$0.01	$(0.12)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three month period ended		Six month period ended
	March 31,		March 31,
	2013	2012	2013	2012
Series A Preferred Stock	-	-	-	1,842,000
Series C and D Preferred Stock	-	9,416,692	-	9,416,692
Convertible notes payable	811,480	3,443,889	7,850,828	3,409,065
Options	1,065,000	2,809,611	1,147,334	3,143,164
Warrants	6,813,152	14,842,941	10,703,047	14,884,607
Attributable to common stockholders - as adjusted	8,689,632	30,513,133	19,701,209	32,695,528

 The anti-dilutive common shares outstanding at March 31, 2013 and 2012 are as follows:

	March 31,
	2013	2012
Series A Preferred Stock	-	-
Series C Preferred Stock	-	3,416,692
Series D Preferred Stock	-	6,000,000
Convertible notes payable	-	7,700,000
Options	1,000,000	2,544,910
Warrants	1,909,550	14,717,941
Attributable to common stockholders - as adjusted	2,909,550	34,379,543

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

As of March 31, 2013, the Company had no unamortized compensation cost related to non-vested options.

Concentrations of Credit Risk

The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company primarily uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company. The Company uses three clearing brokers for substantially all of its business. The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account. The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients. It is the Company’s policy to review, as necessary, the credit standing of its customers and counterparties. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction and included in other receivables in the accompanying consolidated statements of financial condition, and/or (iii) charged as an expense in the accompanying consolidated statements of operations, based on the particular facts and circumstances.

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

Recent Accounting Guidance Not Yet Adopted

In February 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The Update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

a. The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors
b. Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The new guidance will be effective for the Company beginning January 1, 2014. Earlier adoption is permitted.  The Company believes that the new guidance will not have any material impact on the Company’s financial statements upon adoption.

NOTE 4. CLEARING AGREEMENTS

On February 1, 2010, National Securities and vFinance Investments entered into separate but coterminous clearing agreements with National Financial Services, LLC with a termination date of February 1, 2015. The clearing agreement includes a termination fee if either broker dealer terminates the agreement without cause. The Broker-Dealer Subsidiaries currently have clearing agreements with NFS, COR, ICBC, Rosenthal and RJO.

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At March 31, 2013 and September 30, 2012, the receivables of $3,572,000 and $3,650,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions. At March 31, 2013 and September 30, 2012, the amounts payable to broker dealers and clearing organizations of $13,000 and $119,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions.

NOTE 6. OTHER RECEIVABLES

At March 31, 2013 and September 30, 2012, the Company had other receivables net of allowance for uncollectable accounts of $747,000 and $147,000, respectively, primarily from underwriting and management fees from investment banking transactions that the Company participated in.

NOTE 7. ADVANCES TO REGISTERED REPRESENTATIVES

The following table sets forth advances to registered representatives for the quarter ended March 31, 2013:

Advances to Registered Representative
Balance, December 31, 2012	$833,000
Advances	60,000
Amortization or repayment of advances	(147,000)
Balance, March 31, 2013	$746,000

There were no unamortized advances outstanding attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation.

NOTE 8. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

The following tables show the fair market values of securities owned by the Company, and securities sold but not yet purchased by the Company as of March 31, 2013 and September 30, 2012:

Fair Value Measurements
As of March 31, 2013
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$53,000	146,000	-	$199,000
Government obligations	2,019,000	-	-	2,019,000
Restricted stock and warrants	-	277,000	-	277,000
	$2,072,000	$423,000	$-	$2,495,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$11,000	-	-	$11,000
Government obligations	202,000	-	-	202,000
	$213,000	$-	$-	$213,000

As of September 30, 2012
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$18,000	-	-	$18,000
Government obligations	678,000	-	-	678,000
Restricted stock	-	56,000	-	56,000
	$696,000	$56,000	$-	$752,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$1,000	-	-	$1,000
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$1,000	$-	$-	$1,000

As of March 31, 2013 the Company owned approximately 1,457,700 shares of common stock (“shares”) of a developmental stage company. The shares are included in Securities owned at fair value and are reflected as a Level 2 asset within corporate stocks above. The Company has determined that the fair market value of the shares is $.10 per share which is lower than the quoted market price of $0.36 per share as of March 31, 2013 for the following reasons: i.) the limited number of bids it could get for the entire position in one sale transaction, ii.) the timeframe to liquidate the Company’s position in the shares could be one to two years based on the weighted average number of shares that are traded on a daily basis, and iii.) an attempt by the Company to sell the entire position in the open market would most likely have a material adverse impact on the current market trading price of the shares.

NOTE 9. FIXED ASSETS

Fixed assets as of March 31, 2013 and September 30, 2012, respectively, consist of the following:

Asset Type	March 31, 2013	September 30, 2012

Equipment	$2,656,000	$2,620,000
Furniture and Fixtures	491,000	491,000
Leasehold improvements	922,000	922,000
Capital Leases (primarily composed of computer equipment)	2,510,000	2,510,000
Total fixed assets	6,579,000	6,543,000
Less Accumulated Depreciation	(6,105,000)	(5,881,000)
Fixed assets net of accumulated depreciation	$474,000	$662,000

Depreciation expense for the three months ended March 31, 2013 and 2012 was $110,000 and $140,000, respectively.

NOTE 10. INTANGIBLE ASSETS

The adjusted carrying basis of its intangible assets was $155,000 at March 31, 2013, which will be fully amortized in the quarter ended June 30, 2013. Amortization of the Company’s intangible asset amounted to $310,000 during the six month period ended March 31, 2013 and 2012.

NOTE 11. OTHER ASSETS

Other assets consist of the following:

	March 31, 2013	September 30, 2012
Pre-paid expenses	$767,000	$520,000
Deposits	295,000	304,000
Investments in unaffiliated entity	-	157,000
Total	$1,062,000	$981,000

NOTE 12. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following:

	March 31, 2013	September 30, 2012
Commissions payable	$8,679,000	$7,151,000
Deferred clearing fee credits	112,000	112,000
Telecommunication vendors payable	114,000	75,000
Legal fees payable	656,000	418,000
Deferred rent payable	212,000	241,000
Accrued compensation	2,000	24,000
Capital lease liability	136,000	171,000
Other vendors	2,510,000	3,105,000
Short-term portion	$12,421,000	$11,297,000
Long-term portion	$236,000	$263,000
Total	$12,657,000	$11,560,000

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

2012 Convertible Notes Payable

In March, April and September 2012, the Company completed the issuance of convertible notes payable for $3,300,000, $700,000 and $1,000,000, respectively. The notes bear interest at 6% per annum. As amended in September 2012, the notes mature on the earlier of 1) 10 business days after delivery by the holder of the note of a notice to maturity, which notice may not be issued prior to August 14, 2013 (which date shall be extended to March 31, 2015 if the Company completes a restructuring of its capital in a manner satisfactory to the holder) or 2) March 31, 2015. The notes cumulatively are convertible into 100,000 shares of the Company's Series E Preferred Stock. Upon conversion, the holders will also receive 10,000,000 warrants, exercisable at $0.50 per share of the Company's common stock. The 2012 Convertible Notes Payable were secured by any net proceeds received by the Company, after paying any senior indebtedness, in the event any holder of such senior indebtedness forecloses on the common stock of National Asset Management, Inc. The $5,000,000 in convertible notes was converted to common stock on January 25, 2013.

The following table summarizes the convertible notes payable:

	March 31, 2013	September 30, 2012
10% Convertible note payable	$-	$1,800,000
6% Convertible note payable	-	5,000,000
Total	$-	$6,800,000

The Company incurred interest expense related to its convertible notes of approximately $44,000 and $150,000 for the fiscal quarters ended March 31, 2013 and March 31, 2012, respectively and $575,000 for the fiscal year ended September 30, 2012. The convertible notes were paid off in January 2013 as part of the recapitalization.

NOTE 14. SUBORDINATED BORROWINGS

Subordinated Note

In September 2012, the Company generated proceeds of $1 million by issuing a subordinated note payable to one of its directors. This subordinated note was repaid in January 2013 as part of the recapitalization.

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

As of March 31, 2013, the Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $16,200,000. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $600,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2013 and September 30, 2012, are $536,000 and $338,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $334,000 and $238,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

NOTE 16. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At March 31, 2013, National Securities had net capital of approximately $2,378,000 which exceeded its requirement by approximately $2,128,000.

vFinance Investments, a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital and is also required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At March 31, 2013, vFinance Investments had net capital of approximately $1,845,000, which was approximately $845,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 101%.

Advances, dividend payments and other equity withdrawals from the Company’s Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 17. INCOME TAXES

During the six-month period ended March 31, 2013 , the Company recognized $60,000 of income tax expense and corresponding  income tax payable related to a tax position in its 2008 consolidated federal income tax return which is under examination by the Internal Revenue Service. While the matter has not been settled, the Company believes that, as of March 31, 2013, it is more probable than possible that the Company will be liable for such amount. The Company’s tax returns for tax years 2009 and later could also be subject to review by the IRS, however to date, no such notice has been received. The Company does not believe that it has any other uncertain tax positions which would require recognition and measurement as of March 31, 2013.

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

Recapitalization

On January 25, 2013, the Company issued approximately 29,450,000 shares of its common stock for an aggregate purchase price of approximately $8.8 million, excluding financing costs of $374,000.

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

Issuance of shares of common stock to satisfy certain liabilities

During February 2013, the Company issued 600,000 shares of its common stock to satisfy certain liabilities. The value of the shares amounted to $125,000 and was based on the Company’s quoted price on the OTC at the date of settlement.

NOTE 19. SUBSEQUENT EVENTS

In April 2013, the Company renegotiated the lease for its space in Boca Raton Florida. The new lease calls for the return of approximately 5,579 square feet of space prior to August 31, 2013, leaving 11,510 square feet through the new expiration on August 31, 2021. The lease also calls for the reduction of base rent beginning September 1, 2015.

In May 2013, the Company signed a new lease to replace its present Manhattan Headquarters with a new space in Midtown Manhattan. The Company will be downsizing its footprint from its present 19,872 square feet to 11,885 square feet, effective August 31, 2013.This lease terminates on October 30, 2018.

Future annual minimum payments required under operating lease obligations at March 31, 2013 are as follows:

Fiscal Year	Minimum Payment

2013	$159,000
2014	$887,000
2015	$896,000
2016	$795,000
Thereafter	$2,291,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and 10K/A, filed with the Securities and Exchange Commission on December 27, 2012 and January 28, 2013, respectively. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

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

As of March 31, 2013, we had approximately 960 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, and Washington branches, our approximately 80 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. These independent operators, many of whom are financial planners, are required to pay their own expenses. This independent contractor model calls for a much higher payout percentage, (typically in the 70-90% range) than the traditional employee model of brokerage which typically only pays between 25-50% of production.

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

Economic Overview and Impact of Financial Market Events

In the quarter ending March 31, 2013, the U.S. domestic equity markets and the S&P 500 continued to rise from the levels in 2012 . While corporate profits of US companies have consistently met or exceeded expectations for multiple quarters, the US domestic equity markets are still sensitive to lingering concerns over slowing economic growth and the elevated unemployment rate. Uncertainty over U.S. fiscal policy, specifically how the debt ceiling will be handled and continued sovereign debt concerns in Europe are expected to have an effect on the financial markets, but it is difficult to predict whether it will have an impact on the volatility in the US domestic equity markets. If the market participants believe that the volatility of such markets is too high, it might lead to a reduction in the volume of transactions of US equity securities. Additionally, if the market participants believe that the US equity securities market is not synchronized with the underlying corporate profits, it may create a sharp adjustment to such markets, with significantly higher volume of transactions, followed by a longer period in which the volume of transactions is lower than average. While the longer-term outlook of the European debt crisis is uncertain, we continue to maintain nominal direct exposure to sovereign debt securities.

In response to the concerns noted above and the overall economic environment, the central banks, including the Federal Reserve, have continued to maintain historically low interest rates. The average federal funds effective rate was 0.14% in the quarter ending September 30, 2012. In the September 2012 meeting of the Board of Governors of the Federal Reserve System, it was announced that interest rates are expected to remain low into 2015 with a relatively low yield-curve for mid-term debt securities. The long-term outlook of low interest rates provides opportunities for the US equity securities market while it not hampering the US debt securities.

Recent Developments

On January 25, 2013, the Company issued approximately 29,450,000 shares of the Company’s common stock for an aggregate purchase price of approximately $8.8 million. The Company used the proceeds from the issuance of the shares to repay certain outstanding indebtedness and for general corporate, working capital, and net capital purposes and associated and costs and fees relating to the transaction.

As a result of the aforementioned improvement in working capital and pursuant to a discussion with the Company’s Current Independent Registered Accounting Firm, subject to an audit of the Company’s financial statements for the year end September 30, 2013, the Company believes, that it has successfully mitigated any doubt about the its ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Our revenues for the three months ended March 31, 2013 decreased, with a greater decrease in fixed and variable expenses, compared to the same period last year. Despite the decline in revenues, we reported a net operating income of $716,000 compared with a net operating loss of $713,000 for the quarters ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Commissions	$20,769,000	$20,484,000	$285,000	1%
Net dealer inventory gains	4,310,000	3,686,000	624,000	17%
Investment banking	2,334,000	4,232,000	(1,898,000)	-45%
Interest and dividends	1,004,000	663,000	341,000	51%
Transfer fees and clearance services	2,033,000	2,141,000	(108,000)	-5%
Investment advisory fees and other income	2,499,000	2,003,000	496,000	25%
	$32,949,000	$33,209,000	$(260,000)	-1%

Total revenues decreased $260,000, or 1%, to $32,949,000 from $33,209,000 in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012. The decrease in revenues is primarily due a decline in investment banking transactions substantially offset by an increase in investment advisory fees, trading profits and generally more favorable market conditions in the retail marketplace.

Commission revenue increased $285,000, or 1%, to $20,769,000 from $20,484,000 during the second quarter of fiscal year 2013 compared with the same period in fiscal year 2012, which is attributable to generally more favorable market conditions for retail brokerage. The volume of transactions during the second quarter of fiscal 2013 was consistent with the prior year period.

Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $624,000, or 17%, to $4,310,000 from $3,686,000 during the second quarter of fiscal year 2013 compared with the same period in fiscal year 2012. The increase is primarily due to more favorable trading conditions including higher market volumes, affecting our market making and fixed income trading activities in the quarter ended March 31, 2013 as compared to the same quarter in 2012.

Investment banking revenue decreased $1,898,000, or 45% to $2,334,000 from $4,232,000 during the second quarter of 2013 compared to the same period in fiscal year 2012. This decrease was attributable to fewer investment banking transactions during the second quarter of fiscal 2013 when compared with the same period in fiscal year 2012.

Interest and dividends revenue increased by $341,000 or 51%, to $1,004,000 from $663,000 in the second quarter of fiscal year 2013 compared with the same period in fiscal year 2012. The increase is primarily attributable to the slightly improved retail brokerage environment resulting in higher customer margin account balances, higher customer free cash balances, and slightly higher prevailing interest rates.

Transfer fees and clearance services decreased $108,000 or 5%, to $2,033,000 in the second quarter of fiscal year 2013 from $2,141,000 in the same quarter of fiscal year 2012. This decrease resulted from a decline in service fee income earned during the second quarter of fiscal 2013 offset by an increase in year end and other miscellaneous fee income.

Investment advisory fees and other income, consisting of asset management fees, other miscellaneous transaction fees and other investment income, increased $496,000, or 25%, to $2,499,000 from $2,003,000 during the second quarter of fiscal year 2013 compared to the same quarter of fiscal year 2012. The increase is due primarily to an increase in assets under management in our registered investment advisory subsidiary, National Asset Management.

Operating expenses

In comparison with the $260,000, or 1% decrease in total revenues in the quarter ended March 2013 as compared to the same quarter of 2012, total operating expenses decreased by $1,689,000, or 5%, to $32,233,000 for the second quarter of fiscal year 2013 compared to $33,922,000 in the second quarter of fiscal year 2012. This decrease in total expenses is primarily a result of a decrease in employee compensation and slightly improved payout agreements relating to our trading, banking and retail divisions.

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Commissions, compensation, and fees	$28,329,000	$29,682,000	$(1,353,000)	-5%
Clearing fees	575,000	374,000	201,000	54%
Communications	1,149,000	1,162,000	(13,000)	-1%
Occupancy, equipment and other administrative expenses	981,000	1,345,000	(364,000)	-27%
Professional fees	764,000	643,000	121,000	19%
Interest	66,000	276,000	(210,000)	-76%
Taxes, licenses and registration	369,000	440,000	(71,000)	-16%
	$32,233,000	$33,922,000	$(1,689,000)	-5%

Commissions, employee compensation, and fees, which primarily includes expenses related to commission revenue, net dealer inventory gains and investment banking revenues and employee payroll, decreased $1,353,000, or 5%, to $28,329,000 in the second quarter of fiscal year 2013 from $29,682,000 in the second quarter of fiscal year 2012.  The decrease is primarily attributable to a decrease in employee compensation and a decrease in investment banking revenues offset by an increase in retail commission revenues. Commission expense also includes the amortization of advances to registered representatives aggregating $75,000 and $60,000 for the second quarter of fiscal year 2013 and 2012, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation includes the amortization of the fair value associated with stock based compensation of $0 and $4,000 in second quarter of fiscal years 2013 and 2012, respectively.

Clearing fees increased $201,000, or 54%, to $575,000 in the second quarter of fiscal year 2013 from $374,000 in the second quarter of fiscal year 2012. This is primarily due to clearing incentives given to two independent groups that joined the Company in the second quarter of fiscal year 2013 for which there was no comparable transaction in the same quarter of 2012.

Communications expense decreased by $13,000, or 1%, to $1,149,000 in the second quarter of fiscal year 2013 from $1,162,000 in the second quarter of fiscal year 2012. This decrease is primarily due to a focus by management on reducing bandwidth and overall telecommunication services costs since the beginning of the current fiscal year.

Occupancy, equipment and other administrative costs decreased $364,000, or 27%, to $981,000 in the second quarter of fiscal year 2013 from $1,345,000 in the second quarter of fiscal year 2012.  This decrease is primarily due a reduction in the amounts paid for customer settlements and office rent offset by a slight increase in general insurance costs.

Professional fees increased $121,000, or 19%, to $764,000 from $643,000 in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012. This increase is attributed to continued cost of defense associated with various arbitrations as well as an increase in general corporate matters.

Interest expense decreased by $210,000, or 76%, to $66,000 from $276,000 in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012.  The decrease is primarily due to lower weighted-average principal of interest-bearing debt resulting from the repayment of all remaining outstanding notes payable during the second quarter of fiscal year 2013.

Taxes, licenses and registration expenses decreased $71,000, or 16%, to $369,000 from $440,000 in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012.  This decrease in taxes, licenses and registration fees is as a result of a general decline in the registration fees of new brokers during the second quarter of fiscal year 2013 as compared to the comparable quarter in 2012.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Revenues

Our revenues for the first half of fiscal year 2013 increased despite the lower revenues in the second quarter. Operating expenses for the first half of fiscal year 2013 declined over the same period last year despite the increase in year to date revenues resulting in an operating profit of $669,000 as compared with a net operating loss of $1,735,000 for the first half of fiscal years 2013 and 2012, respectively.

	Six Month Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Commissions	$36,809,000	$33,687,000	$3,122,000	9%
Net dealer inventory gains	6,912,000	6,762,000	150,000	2%
Investment banking	4,389,000	8,987,000	(4,598,000)	-51%
Interest and dividends	2,050,000	1,366,000	684,000	50%
Transfer fees and clearance services	4,040,000	3,971,000	69,000	2%
Investment advisory fees and other income	5,193,000	3,835,000	1,358,000	35%
	$59,393,000	$58,608,000	$785,000	1%

Total revenues increased $785,000, or 1%, to $59,393,000 from $58,608,000 in the first half of fiscal year 2013 compared to the first half of fiscal year 2012. The increase in revenues is primarily due to more favorable market conditions in the retail marketplace as well as in trading and our investment advisory platform. The volume of transactions during the second quarter of fiscal 2013 was consistent with the prior year period.

Commission revenue increased $3,122,000, or 9%, to $36,809,000 from $33,687,000 during the first half of fiscal year 2013 compared with the same period in fiscal year 2012. The increase in commissions was primarily due more favorable market conditions for retail brokerage.

Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $150,000, or 2%, to $6,912,000 from $6,762,000 during the first half of fiscal year 2013 compared with the same period in fiscal year 2012.  The increase is primarily due modestly more favorable trading conditions affecting our market making and fixed income trading activities in the first half of fiscal year 2013 as compared to the same period in fiscal year 2012.

Investment banking revenue decreased $4,598,000, or 51%, to $4,389,000 from $8,987,000 during the first half of 2013 compared to the same period in fiscal year 2012.  This decrease was attributable to fewer investment banking transactions during the first half of fiscal year 2013 when compared to the same period in fiscal 2012.

Interest and dividend income increased by $684,000, or 50%, to $2,050,000 from $1,366,000 in the first half of fiscal year 2013 compared with the same period in fiscal year 2012.  The increase is primarily attributable to the slightly improved retail brokerage environment resulting in higher customer margin account balances, higher customer free cash balances, and slightly higher prevailing interest rates.

Transfer fees and clearance services increased $69,000, or 2%, to $4,040,000 in the first half of fiscal year 2013 from $3,971,000 in the first half of fiscal year 2012, resulting from a higher number of transactions made on behalf of our clients during the most recent period, offset by a decline in service fee income.

Investment advisory fees and other income, consisting of asset management fees, other miscellaneous transaction fees and other investment income, increased $1,358,000, or 35%, to $5,193,000 from $3,835,000 during the first half of fiscal year 2013 compared to the first half of fiscal year 2012.  The increase is due primarily to an increase in assets under management in our registered investment advisory subsidiary, National Asset Management.

Operating expenses

In comparison with the 1% decrease in total revenues, total operating expenses decreased by $1,619,000, or 3%, to $58,724,000 for the first half of fiscal year 2013 compared to $60,343,000 in the first half of fiscal year 2012. This decrease in total expenses is primarily a result of a decrease in employee compensation and slightly improved payout agreements relating to our trading, banking and retail divisions.

	Six Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Commissions, compensation, and fees	$51,164,000	$52,412,000	$(1,248,000)	-2%
Clearing fees	997,000	834,000	163,000	20%
Communications	2,267,000	2,362,000	(95,000)	-4%
Occupancy, equipment and other administrative expenses	1,754,000	2,206,000	(452,000)	-20%
Professional fees	1,535,000	1,174,000	361,000	31%
Interest	230,000	552,000	(322,000)	-58%
Taxes, licenses and registration	777,000	803,000	(26,000)	-3%
	$58,724,000	$60,343,000	$(1,619,000)	-3%

Commissions, employee compensation, and fees, which primarily includes expenses related to commission revenue, net dealer inventory gains and investment banking and employee compensation, decreased $1,248,000, or 2%, to $51,164,000 in the first half of fiscal year 2013 from $52,412,000 in the first half of fiscal year 2012. The decrease is primarily attributable to a decrease in employee compensation and a decrease in investment banking revenues offset by an increase in retail commission revenues. Commission expense also includes the amortization of advances to registered representatives aggregating $135,000 and $143,000 for the first half of fiscal year 2013 and 2012, respectively.  These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Employee compensation includes the amortization of the fair value associated with stock based compensation of $0 and $10,000 in first half of fiscal years 2013 and 2012, respectively.

Clearing fees increased $163,000, or 20%, to $997,000 in the first half of fiscal year 2013 from $834,000 in the first half of fiscal year 2012. This is primarily due to clearing incentives given to two independent groups that joined the Company during the first half of 2013 for which there was no comparable transaction in the same quarter of 2012.

Communications expenses decreased by $95,000, or 4%, to $2,267,000 in the first half of fiscal year 2013 from $2,362,000 in the first half of fiscal year 2012.  This decrease is primarily due to a focus by management on reducing bandwidth and overall telecommunication services costs since the beginning of the fiscal year.

Occupancy, equipment and other administrative costs decreased $452,000, or 20%, to $1,754,000 from $2,206,000 in the first half of fiscal year 2013 compared to the first half of fiscal year 2012.
This decrease is primarily due a reduction in the amounts paid for customer settlements and office rent offset by a slight increase in general insurance costs.

Professional fees increased $361,000, or 31%, to $1,535,000 from $1,174,000 in the first half of fiscal year 2013 compared to the first half of fiscal year 2012.  This increase is attributed to continued cost of defense associated with various arbitrations as well as an increase in general corporate matters.

Interest expense decreased by $322,000, or 58%, to $230,000 from $552,000 in the first half of fiscal year 2013 compared to the first half of fiscal year 2012.  The decrease is primarily due to lower weighted-average principal of interest-bearing debt resulting from the repayment of all remaining outstanding notes payable during the second quarter of fiscal year 2013.

Taxes, licenses and registration decreased $26,000, or 3%, to $777,000 from $803,000 in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012. This decrease in taxes, licenses and registration fees is as a result of a general decline in the registration fees of new brokers during the second half of fiscal 2013 as compared to the comparable period in 2012.

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

For the three months ended March 31, 2013 and 2012, EBITDA, as adjusted, was $1,150,000 and $109,000 respectively. This improvement of $1,041,000 in the three months ended March 31, 2013 over 2012 resulted from the general decrease in operating expenses as a result of management’s focus on cost cutting and their attention to improving margins on revenue.

For the six months ended March 31, 2013 and 2012, EBITDA, as adjusted, was $1,627,000 and ($191,000) respectively.  This improvement of $1,818,000 in the six months ended March 31, 2013 over 2012 resulted from the general decrease in operating expenses as a result of management’s focus on cost cutting and their attention to improving margins on revenue.

The following table presents a reconciliation of EBITDA, as adjusted, to net income (loss) as reported in accordance with generally accepted accounting principles.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net income (loss), as reported	$494,000	$(1,760,000)	$454,000	$(2,769,000)
Interest expense	66,000	276,000	230,000	552,000
Taxes	88,000	43,000	108,000	83,000
Depreciation	110,000	140,000	227,000	288,000
Amortization	155,000	155,000	311,000	311,000
EBITDA	913,000	(1,146,000)	1,330,000	(1,535,000)
Non-cash compensation expense	-	4,000	-	10,000
Non-cash other administrative expense	-	140,000	-	140,000
Forgivable loan write down	75,000	60,000	135,000	143,000
Loss on disposition of joint venture	-	1,051,000	-	1,051,000
Loss on investment in unaffiliated entity	162,000	-	162,000	-
EBITDA, as adjusted	$1,150,000	$109,000	$1,627,000	$(191,000)

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on disposition of joint venture and loss on investment in unaffiliated entity, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

Source of liquidity and capital resources
	Ending Balance at March 31,		Average Balance during first half of
	2013	2012	2013	2012
Cash	$13,496,000	$8,953,000	$9,625,000	$7,826,000
Receivables from broker-dealers and clearing organizations	$3,572,000	$3,521,000	$3,271,000	$3,118,000
Marketable securities	$2,218,000	$880,000	$1,189,000	$667,000

Accounts payable, accrued expenses and other liabilities	$12,657,000	$15,755,000	$11,648,000	$13,794,000
Convertible notes payable excluding debt discount	$-	$6,100,000	$4,533,000	$6,050,000
Subordinated borrowings	$-	$40,000	$667,000	$70,000

At March 31, 2013 and 2012, 81% and 73%, respectively, of our total assets consisted of cash and cash equivalents, marketable securities owned and receivables from clearing brokers and other broker-dealers.  The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.  Allocation of cash into marketable securities classes are dependent upon overall market activity, but the majority of our securities owned are in municipal securities and common stock.

The Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments.  In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.  National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker.  At March 31, 2013, National Securities’ net capital exceeded the requirement by approximately $2,128,000. Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and at March 31, 2013, vFinance Investments’ net capital exceeded the requirement by approximately $845,000.

Advances, dividend payments and other equity withdrawals from the Company’s broker-dealer subsidiaries are restricted by the regulations of the SEC and other regulatory agencies.  These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During the six-month periods ended March 31, 2013 and 2012, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

Our primary sources of liquidity include the sale of our securities and other financing activities and our cash flow from operations. We believe that we have sufficient funds from operations to fund our ongoing operating requirements for the foreseeable future.  However, we may need to raise funds to enhance our working capital and use them for strategic purposes.  If such need arise, we intend to generate proceeds from either debt or equity financing.

On January 25, 2013, the Company issued 29,450,000 shares of its common stock for gross proceeds of approximately $8.8 million. The Company used the proceeds from the issuance of shares to repay certain outstanding indebtedness and for general corporate, working capital and net capital purposes and associated costs and fees relating to the transaction.

During January 2013, the Company issued 10,000,000 shares of its common stock in satisfaction of obligations under convertible notes aggregating $5,000,000 and repaid senior subordinated notes payable of $2,800,000.

We do not have any material commitments for capital expenditures.  We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $57,000 and $93,000 during the first half of fiscal 2013 and 2012, respectively.

Six months ended March 31, 2013

The increase in marketable securities as of March 31, 2013 is primarily due to an increase in the position of municipal securities held for resale by the Company than it had in September 2012. Changes in securities owned, marketable at market value are dependent upon overall market activity and opportunities perceived by the Company. The decrease in accounts payables during the first half of fiscal 2013 is primarily due to the reduction of certain payables as a result of the Company’s cash infusion from its recent issuance of  common stock.

Cash used in investing activities during the first half of fiscal 2013 amounted to $36,000 which was primarily due to the purchase of fixed assets to maintain the Company’s infrastructure.

Cash provided by financing activities of $5,627,000 during the first half of fiscal 2013 resulted primarily from an issuance of common stock in January 2013 offset by the repayment of the balance of the convertible note payable of $2,800,000 which satisfied all of our remaining obligations under the outstanding notes payable.

Six months ended March 31, 2012

The increase in receivables as of March 31, 2012 is primarily due to greater revenues earned in March 2012 than in September 2011. Receivables from clearing firms are usually paid to the Company within 10 days of the end of the preceding month.  The increase in accounts payables during the first half of fiscal 2012 is primarily due to a corresponding increase in commission payable, which is commensurate to our increase of commission revenues during the second quarter of fiscal 2012.  Changes in securities owned: marketable at market value are dependent upon overall market activity and opportunities.

Cash used in investing activities during the first half of fiscal 2012 amounted to $643,000 which was primarily due to an investment in an unconsolidated joint venture of $550,000, resulting from prior obligations and by recurring purchases of computer equipment of $93,000.

Cash provided by financing activities of $40,000 during the first half of fiscal 2012 resulted primarily from an issuance of convertible note payable of $3,100,000 which satisfied our obligations under an outstanding convertible note payable of $3,000,000.

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

Recent Accounting Guidance Not Yet Adopted

In February 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The Update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

a. The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors
b. Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The new guidance will be effective for the Company beginning January 1, 2014. Earlier adoption is permitted.  The Company believes that the new guidance will not have any material impact on the Company’s financial statements upon adoption.

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

The following table shows the quoted market values of marketable securities we owned ("long") , securities we sold but have not yet purchased ("short") , and net positions as of March 31, 2013:

	Long	Short	Net
Corporate stocks	$199,000	$11,000	$188,000
Government obligations	2,019,000	202,000	1,817,000
	$2,218,000	$213,000	$2,005,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $16,200,000 as of March 31, 2013. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $600,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage).  These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time.  The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2013 and September 30, 2012, are $536,000 and $338,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, except for the following:

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2013, the Company issued 600,000 shares of common stock to approximately 86 individuals/entities/trusts to satisfy filed and unfiled claims relating to the sale of roughly $12,000,0000 in Medical Capital, DBSI and Roundstone Investments. The Company realized no proceeds from the issuance. These securities are exempt from registration based on the private offering exemption of Section 4(2) of the Securities Act of 1933, as amended.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

May 14, 2013	By: /s/ Mark Klein
Mark D. Klein
Chief Executive Officer

May 14, 2013	By: /s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer