Form 10-Q
period 2013-06-30
NATIONAL HOLDINGS CORP
filed 2013-08-14
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 12, 2013 there were 88,416,988 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2013

FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report. All statements that express or involve discussions as to: expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates or hopes and words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission. Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS
	June 30, 2013	September 30, 2012
Current Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$14,696,000	$7,934,000
Deposit with clearing organizations	1,107,000	1,107,000
Receivables from broker-dealers and clearing organizations	3,617,000	3,650,000
Other receivables, net of allowance for uncollectible accounts	842,000	147,000
Advances to registered representatives - Current portion	490,000	249,000
Securities owned: marketable – at market value	618,000	696,000
Securities owned: non-marketable – at fair value	297,000	56,000
Other assets	787,000	520,000
Total Current Assets	22,454,000	14,359,000

Advances to registered representatives - Long term portion	366,000	641,000
Fixed assets, net	431,000	662,000
Intangible assets, net	0	466,000
Other assets - Long term portion	180,000	461,000
Total Assets	$23,431,000	$16,589,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$11,483,000	$11,297,000
Payable to broker-dealers and clearing organizations	13,000	119,000
Securities sold, but not yet purchased, at market	11,000	1,000
Convertible notes payable	-	6,800,000
Subordinated borrowings - Related party	-	1,000,000
Total Current Liabilities	11,507,000	19,217,000

Accrued expenses and other liabilities - Long term portion	179,000	263,000

Total Liabilities	11,686,000	19,480,000

National Hodldings Corporation Stockholders' Equity (Deficit)
Series C and D, convertible preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 issued and outstanding at June 30, 2013 and 94,169 at September 30, 2012	-	6,156,000
Common stock, $.02 par value, 150,000,000 shares authorized; 89,016,988 and 26,567,193 shares issued and outstanding at June 30, 2013 and September 30, 2012	1,780,000	531,000
Additional paid-in capital	64,466,000	46,184,000
Accumulated deficit	(54,522,000)	(55,780,000)
Total National Holdings Corporation Stockholders' Equity (Deficit)	11,724,000	(2,909,000)

Non Controlling Interest	21,000	18,000

Total Stockholders' Equity (Deficit)	11,745,000	(2,891,000)

Total Liabilities and Stockholders' Equity (Deficit)	$23,431,000	$16,589,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Month Period Ended June 30,		Nine-Month Period Ended June 30,
	2013	2012	2013	2012
Revenues
Commissions	$19,799,000	$18,328,000	$56,608,000	$51,927,000
Net dealer inventory gains	3,649,000	4,280,000	10,561,000	11,129,000
Investment banking	4,105,000	3,897,000	8,494,000	12,884,000
Interest and dividends	880,000	772,000	2,930,000	2,138,000
Transfer fees and clearing services	1,810,000	1,658,000	5,850,000	5,629,000
Investment advisory fees and other income	2,421,000	2,155,000	7,614,000	5,990,000
Total Revenues	32,664,000	31,090,000	92,057,000	89,697,000

Operating Expenses
Commissions, compensation and fees	28,242,000	26,473,000	79,407,000	78,885,000
Clearing fees	552,000	421,000	1,549,000	1,256,000
Communications	1,174,000	1,157,000	3,437,000	3,519,000
Occupancy, equipment and other administrative costs	663,000	972,000	2,417,000	3,178,000
Professional fees	781,000	803,000	2,316,000	1,979,000
Interest	10,000	213,000	240,000	764,000
Taxes, licenses, registration	437,000	381,000	1,214,000	1,182,000
Total Operating Expenses	31,859,000	30,420,000	90,580,000	90,763,000

Net Income (Loss) from Operations	805,000	670,000	1,477,000	(1,066,000)

Other Expenses
Loss on disposition of unconsolidated joint venture	-	-	-	(1,051,000)
Loss on investment in unaffiliated entity	-	-	(162,000)	-
Income tax expense - Current	-	-	(60,000)	-
Total Other Expenses	-	-	(222,000)	(1,051,000)

Net income (loss) before non-controlling interest	805,000	670,000	1,255,000	(2,117,000)
Non-controlling interest	-	9,000	(3,000)	(8,000)
Net income (loss)	805,000	661,000	1,258,000	(2,109,000)

Preferred stock dividends	-	-	-	(93,000)

Net income (loss) attributable to common stockholders	$805,000	$661,000	$1,258,000	$(2,202,000)

Net Income (Loss) Per Common Share
Net income (loss) attributable to common stockholders: Basic	$0.01	$0.03	$0.02	$(0.09)

Net income (loss) attributable to common stockholders: Diluted	$0.01	$0.02	$0.02	$(0.09)

Weighted average number of shares outstanding: Basic	89,016,988	26,088,530	62,580,749	24,597,181
Weighted average number of shares outstanding: Diluted	89,016,988	45,380,222	66,596,691	24,597,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEAR ENDED SEPTEMBER 30, 2012 and NINE MONTHS ENDED JUNE 30, 2013

	Preferred Stock C		Preferred Stock D		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Deficit)
BALANCE, September 30, 2011	34,169	$2,551,000	60,000	$3,605,000	20,488,642	$409,000	$45,066,000	$(53,128,000)	$(1,497,000)

Issuance of Series A Preferred Dividends	-	-	-	-	-	-	715,000	(715,000)	-

Issuance of shares of common stock pursuant to the conversion of Series A Preferred Stock	-	-	-	-	4,141,826	83,000	(83,000)	-	-

Fair value of stock options	-	-	-	-	-	-	10,000	-	10,000

Issuance of shares of common stock pursuant to satisfy certain liabilities	-	-	-	-	1,967,042	39,000	476,000	-	515,000

Net loss	-	-	-	-	-	-	-	(1,937,000)	(1,937,000)
BALANCE, September 30, 2012	34,169	$2,551,000	60,000	$3,605,000	26,597,510	$531,000	$46,184,000	$(55,780,000)	$(2,909,000)

Issuance of shares of common stock pursuant to the conversion of Series C Preferred Stock	(34,169)	(2,551,000)	-	-	3,416,692	68,000	2,483,000	-	-

Issuance of shares of common stock pursuant to the conversion of Series D Preferred Stock	-	-	(60,000)	(3,605,000)	6,000,000	120,000	3,485,000	-	-

Issuance of shares of common stock pursuant to the conversion of Series E Convertible Preferred Debt	-	-	-	-	10,000,000	200,000	4,800,000	-	5,000,000

Issuance of common stock in private placement	-	-	-	-	29,451,590	589,000	7,807,000	-	8,396,000

Issuance of shares of common stock pursuant to the conversion of Warrants	-	-	-	-	12,951,196	260,000	(260,000)	-	-

Issuance of shares to satisfy claims	-	-	-	-	600,000	12,000	113,000	-	125,000

Distribution to non-controlling interest	-	-	-	-	-	-	(146,000)	-	(146,000)

Net income	-	-	-	-	-	-	-	1,258,000	1,258,000
BALANCE, June 30, 2013	-	$-	-	$-	89,016,988	$1,780,000	$64,466,000	$(54,522,000)	$11,724,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,258,000	$(2,109,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	793,000	804,000
Amortization of forgivable loans to brokers	212,000	204,000
Loss on disposition of unconsolidated joint venture	-	1,051,000
Amortization of note discount	-	247,000
Fair value of options	-	10,000
Provision bad debt	(96,000)	109,000
Net realized and unrealized loss (gain) on securities	359,000	(129,000)
Non-controlling interest	3,000	(8,000)
Changes in assets and liabilities
Deposits with clearing organizations	-	50,000
Receivables from broker-dealers, clearing organizations and others	33,000	(196,000)
Other receivables	(598,000)	(779,000)
Advances to registered representatives	(178,000)	(116,000)
Securities owned: marketable, at market value	(281,000)	(263,000)
Securities owned: non-marketable, at fair value	(241,000)	-
Other assets	14,000	87,000
Accounts payable, accrued expenses and other liabilities	101,000	581,000
Payable to broker-dealers and clearing organizations	(106,000)	9,000
Securities sold, but not yet purchased, at market	10,000	60,000
Net cash provided by (used in) operating activities	1,283,000	(388,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to unconsolidated joint venture	-	(550,000)
Purchase of fixed assets	(96,000)	(106,000)
Net cash used in investing activities	(96,000)	(656,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of subordinated borrowings	-	(90,000)
Repayment of notes payable	(2,800,000)	(3,000,000)
Proceeds from issuance of convertible notes payable	-	4,000,000
Proceeds from issuance of common stock	8,375,000	-
Net cash provided by financing activities	5,575,000	910,000

NET INCREASE (DECREASE) IN CASH	6,762,000	(134,000)

CASH BALANCE
Beginning of the period	7,934,000	6,698,000
End of the period	$14,696,000	$6,564,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$10,000	$99,000
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Preferred stock dividends	$-	$715,000
Deemed distribution to noncontrolling interest	$146,000	$-
Fair value of shares of common stock to satisfy liabilities	$125,000	$450,000
Conversion of preferred stock to shares of common stock	$6,156,000	$83,000
Conversion of convertible debt to shares of common stock	$5,000,000	$-
Conversion of warrants to shares of common stock	$259,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND CAPITALIZATION

The accompanying consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of June 30, 2013 and for the nine months ended June 30, 2013 and 2012 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year 2013. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

NOTE 2. CONSOLIDATION

The consolidated financial statements include the accounts of National and its wholly owned subsidiaries. National operates primarily through National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”) and National Asset Management, Inc. The Broker-Dealer Subsidiaries conduct a national securities brokerage business through its main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington. In December 2012, the Company filed for the withdrawal of Registration of Equity Station as a broker dealer with the Financial Industry Regulatory Authority, Inc. ("FINRA"). In February 2013 FINRA approved the withdrawal of registration by EquityStation as a broker-dealer. Prior to the request for withdrawal being filed, the Company requested and received permission from FINRA for all of the business of Equity Station be transferred to vFinance Investments, Inc. to allow for further consolidation of operations and thus cost savings. This transfer of business was completed in December 2012. Due to the continued decline in revenues associated with Equity Station, the Company ceased conducting business through its Direct Market Access platform.

Through its Broker-Dealer Subsidiaries, the Company (1) offers full service retail brokerage to approximately 39,000 high net worth individual and institutional clients, (2) provides investment banking, merger and acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engages in trading securities, including making markets in over 5,800 securities, providing liquidity in both foreign and domestic issues on a variety of exchanges and also providing execution and technical analysis in the United States Treasury marketplace. The Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. They are registered with the Securities and Exchange Commission (the “SEC”), are members of the FINRA, Securities Investor Protection Corporation ("SIPC") and are also members of the National Futures Association ("NFA").

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of the unaudited consolidated financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, valuation of financial derivatives, contingent consideration obligations, contingencies and litigation, valuation and recognition of share-based payments, dividends and income taxes. These accounting policies are stated in the notes to the audited consolidated financial statements for the fiscal year ended September 30, 2012, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions and the differences may be material to the unaudited condensed consolidated financial statements. Furthermore, the Company has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with the Company. The Company has established liabilities for potential losses from such complaints, legal actions, government investigations and proceedings where necessary. In establishing these liabilities, management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. As of June 30, 2013 and September 30, 2012, we accrued approximately $267,000 and $338,000 respectively for these matters. These claims may be covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Investment advisory fees are derived from account management and investment advisory services provided to high net worth clients. These fees are determined based on a percentage of the customers assets under management, may be billed monthly or quarterly and recognized when earned. Other income consists of miscellaneous fees charged to both, customers and independent contractors, for services rendered.

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

The Company had securities owned- nonmarketable including warrants and restricted stock it received as partial compensation from clients for investment banking services and subordinated borrowings as Level 2 assets and liabilities as of June 30, 2013 and September 30, 2012. The carrying amounts of deposit with clearing organizations, receivables from broker dealers and clearing organizations, other receivables, advances to registered representatives, accounts payable, accrued expenses, and other liabilities, payable to broker dealers and clearing organizations at June 30, 2013 and September 30, 2012 approximated their respective fair value based on the short-term nature maturity of these items. The carrying amounts of the convertible promissory notes at September 30, 2012 approximated their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2013 and September 30, 2012, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

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

The Company assessed the classification of its financial instruments as of June 30, 2013, which consist of common stock purchase warrants, and determined that such warrants were equity contracts.

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

The Company evaluated the terms of the Series C and D Preferred Stock at September 30, 2012 to determine whether they should be classified as a liability, temporary equity, or permanent equity and whether their conversion options should be bifurcated and accounted for as derivatives. The terms of their Series C and D provide for the following among other things: they are convertible at the holder’s option to a fixed number of shares of common stock of the Company at the classification dates and they are not redeemable. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option of the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the Company’s common stock. Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed in accordance with professional standards. As of June 30, 2013 the Company no longer had any convertible debt instruments outstanding.

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

	Three months ended		Nine months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net Income (loss)	$805,000	$661,000	$1,258,000	$(2,109,000)
Interest on convertible notes	$-	105,000		(93,000)
Preferred stock dividends	-	-	-	-
Numerator for basic earnings per share- Income (loss) attributable to common stockholders - as adjusted	805,000	766,000	1,258,000	(2,202,000)
Numerator for diluted earnings per share-net Income (loss) attributable to common stockholders - as adjusted	$805,000	$766,000	$1,258,000	$(2,202,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	89,016,988	26,088,530	62,580,749	24,597,181
Effect of dilutive securities:
Stock options	-	-	-	-
Warrants	-	-	-	-
Convertible notes	-	9,875,000	-
Preferred Series C and D	-	9,416,692	4,015,942	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	89,016,988	45,380,222	66,596,691	24,597,181

Earnings per share:
Net income (loss) available to common stockholders
Basic	$0.01	$0.03	$0.02	$(0.09)

Diluted	$0.01	$0.02	$0.02	$(0.09)

Weighted-average anti-dilutive common share equivalents	2,146,755	17,223,150	6,195,846	33,991,871

 The anti-dilutive common shares outstanding at June 30, 2013 and 2012 are as follows:

	June 30,
	2013	2012
Series A Preferred Stock	-	-
Series C Preferred Stock	-	-
Series D Preferred Stock	-	-
Convertible notes payable	-	-
Options	1,000,000	2,465,507
Warrants	1,146,755	14,717,941
Attributable to common stockholders - as adjusted	2,146,755	17,183,448

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

As of June 30, 2013, the Company had no unamortized compensation cost related to non-vested options.

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

Recent Accounting Guidance Not Yet Adopted

In July 2013, the FASB Issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The Update provides guidance for the presentation of an unrecognized tax benefit when, among other things, a net operating loss carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

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

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At June 30, 2013 and September 30, 2012, the receivables of $3,617,000 and $3,650,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions. At June 30, 2013 and September 30, 2012, the amounts payable to broker dealers and clearing organizations of $13,000 and $119,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions.

NOTE 6. OTHER RECEIVABLES

At June 30, 2013 and September 30, 2012, the Company had other receivables net of allowance for uncollectable accounts of $842,000 and $147,000, respectively, primarily from underwriting and management fees from investment banking transactions that the Company participated in.

NOTE 7. ADVANCES TO REGISTERED REPRESENTATIVES

The following table sets forth advances to registered representatives for the quarter ended June 30, 2013:

Advances to Registered Representative
Balance, March 31, 2013	$747,000
Advances	296,000
Amortization or repayment of advances	(187,000)
Balance, June 30, 2013	$856,000

There were no unamortized advances outstanding attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation.

NOTE 8. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

The following tables show the fair market values of securities owned by the Company, and securities sold but not yet purchased by the Company as of June 30, 2013 and September 30, 2012:

As of June 30, 2013
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$68,000	162,000	-	$230,000
Government obligations	388,000	-	-	388,000
Restricted stock and warrants	-	297,000	-	297,000
	$456,000	$459,000	$-	$915,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$11,000	-	-	$11,000
Government obligations	-	-	-	-
	$11,000	$-	$-	$11,000

As of September 30, 2012
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$18,000	-	-	$18,000
Government obligations	678,000	-	-	678,000
Restricted stock	-	56,000	-	56,000
	$696,000	$56,000	$-	$752,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$1,000	-	-	$1,000
Government obligations	-	-	-	-
Restricted stock	-	-	-	-
	$1,000	$-	$-	$1,000

Fair Value Measurements

As of June 30, 2013 the Company owned approximately 72,855 shares of common stock (“shares”) of a developmental stage company. In April, this entity had a 1 for 20 reverse stock split which reduced the total number of shares the Company owned, and adjusted the price accordingly. The shares are included in Securities owned at fair value and are reflected as a Level 2 asset within corporate stocks above. The Company has estimated that the fair market value of the shares is $2.22 per share which is lower than the quoted market price of $6.74 per share as of June 30, 2013 for the following reasons: i.) the limited number of bids it could get for the entire position in one sale transaction, ii.) the timeframe to liquidate the Company’s position in the shares could be one to two years based on the weighted average number of shares that are traded on a daily basis, and iii.) an attempt by the Company to sell the entire position in the open market would most likely have a material adverse impact on the current market trading price of the shares.

NOTE 9. FIXED ASSETS

Fixed assets as of June 30, 2013 and September 30, 2012, respectively, consist of the following:

Asset Type	June 30, 2013	September 30, 2012

Equipment	$2,662,000	$2,620,000
Furniture and Fixtures	491,000	491,000
Leasehold improvements	976,000	922,000
Capital Leases (primarily composed of computer equipment)	2,510,000	2,510,000
Total fixed assets	6,639,000	6,543,000
Less Accumulated Depreciation	(6,208,000)	(5,881,000)
Fixed assets net of accumulated depreciation	$431,000	$662,000

Depreciation expense for the three months ended June 30, 2013 and 2012 was $103,000 and $122,000, respectively.

NOTE 10. INTANGIBLE ASSETS

The adjusted carrying basis of the Company’s intangible assets was $0 at June 30, 2013, having been fully amortized in the quarter ended June 30, 2013. Amortization of the Company’s intangible asset amounted to $155,000 and $466,000 for the three and nine month periods ended June 30, 2013 and 2012, respectively.

NOTE 11. OTHER ASSETS

Other assets consist of the following:

	June 30, 2013	September 30, 2012

Prepaid expenses	$477,000	$520,000
Deposits	490,000	304,000
Investments in unafilliated entity	-	157,000
Total	$967,000	$981,000

NOTE 12. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following:

	June 30, 2013	September 30, 2012
Commissions payable	$7,883,000	$7,151,000
Deferred clearing fee credits	112,000	112,000
Telecommunication vendors payable	188,000	75,000
Legal fees payable	336,000	418,000
Deferred rent payable	102,000	241,000
Accrued compensation	140,000	24,000
Capital lease liability	112,000	171,000
Other vendors	2,610,000	3,105,000
Short-term portion	$11,483,000	$11,297,000
Long-term portion	$179,000	$263,000
Total	$11,662,000	$11,560,000

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

The following table summarizes the convertible notes payable:

	June 30, 2013	September 30, 2012
10% Convertible note payable	$-	$1,800,000
6% Convertible note payable	-	5,000,000
Total	$-	$6,800,000

The Company incurred interest expense related to its convertible notes of approximately $0 and $150,000 for the fiscal quarters ended June 30, 2013and 2012, respectively and $575,000 for the fiscal year ended September 30, 2012.

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

As of June 30, 2013, the Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $16,000,000. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $600,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2013 and September 30, 2012, are $267,000 and $338,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $854,000 and $238,000 for the three-month periods ended June 30, 2013 and 2012, respectively.

NOTE 16. NET CAPITAL REQUIREMENTS

National Securities, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At June 30, 2013, National Securities had net capital of approximately $3,413,000 which exceeded its requirement by approximately $3,163,000.

vFinance Investments, a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital and is also required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At June 30, 2013, vFinance Investments had net capital of approximately $2,098,000, which was approximately $1,098,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 92.3%.

Advances, dividend payments and other equity withdrawals from the Company’s Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 17. INCOME TAXES

During the nine months ended June 30, 2013, the Company recognized $60,000 of income tax expense and corresponding income tax payable related to a tax position in its consolidated federal income tax returns.  The most recent examination performed by the Internal Revenue Service (“IRS”) was for tax year 2008 which was completed in July 2013 and resulted in no tax adjustments.  However, the Company’s tax returns for tax years 2009 to present are subject to review by the IRS and may result in an adjustment.  After reviewing all of the facts and circumstances, the Company believes the $60,000 reserve is adequate.  The Company does not believe that it has any other uncertain tax positions which would require recognition and measurement as of June 30, 2013.

NOTE 18. STOCKHOLDERS’ EQUITY

Shares Authorized

The Company’s authorized number of shares of common stock is 150,000,000, and its authorized number of shares of preferred stock is 10,000,000. Additionally, the Company has authorized 34,500 shares of Series C Preferred Stock, 100,000 shares of Series D Preferred Stock, and 200,000 shares of Series E Preferred Stock.

Dividends on Series A preferred Stock

During the nine-month period ended June 30, 2012, the Company recognized $93,000 of dividends on its Series A Preferred Stock.

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

Issuance of shares of common stock to satisfy certain liabilities

During November 2011 and February 2013, the Company issued 1,500,000 and 600,000 shares of its common stock, respectively, to satisfy certain liabilities. The value of the shares amounted to $450,000 and $125,000, respectively, and was based on the Company’s quoted price on the OTC at the date of settlement.

Issuance of employee stock options

In June 2013, as part of compensation agreements with two Executives of the Company, the Company issued a total of 3,000,000 options with an expiration date of September 30, 2020. Mr. Fagenson and Mr. Goldwasser each received a grant of nonforfeitable, nonqualified stock options to purchase 1,500,000 shares of common stock of the Company under the Company's 2013 Omnibus Stock Incentive Plan, of which (i) options to purchase 500,000 shares of common stock vested immediately, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90; (ii) options to purchase 500,000 shares of common stock will vest on June 20, 2014, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90; and (iii) options to purchase 500,000 shares of common stock will vest on June 20, 2015, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90. The options will be amortized over a period of 27 months.

Additionally, in June 2013, as part of a compensation agreement, Mr. Klein, received a grant of fully vested, nonforfeitable, nonqualified stock options to purchase 5,700,000 shares of common stock of the Company with an expiration date of September 30, 2020. The options consist of (i) options to purchase 1,900,000 shares of common stock have an exercise price of $0.50 per share; (ii) options to purchase 1,900,000 shares of common stock have an exercise price of $0.70 per share; and (iii) options to purchase 1,900,000 shares of common stock have an exercise price of $0.90 per share. The options will be amortized over a period of 27 months.

NOTE 19. SUBSEQUENT EVENTS

In July 2013, the Company received a No Change Letter indicating that the Federal tax return filed for the fiscal year ended September 30, 2008 will not be changed. The Company’s tax returns for tax years 2009 and later could still be subject to review by the IRS, however to date, no such notice has been received. The Company does not believe that it has any other uncertain tax positions which would require recognition and measurement as of June 30, 2013.

On June 20, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with National Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of us ("Merger Sub"), and Gilman Ciocia, Inc., a Delaware corporation ("Gilman"). Upon the terms and subject to the conditions set forth in the Merger Agreement, Gilman will become a wholly-owned subsidiary of the Company through a merger of Merger Sub with and into Gilman, with Gilman as the surviving corporation (the "Merger").

Upon the terms and subject to the conditions set forth in the Merger Agreement, by virtue of the Merger, each share of Gilman's common stock, par value $0.01 per share (the “Gilman Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than any dissenting shares), shall be converted into the right to receive 0.24884345081shares of the Company's common stock, par value $0.02 per share (the “Company Common Stock”); provided that in no event shall the Company or Merger Sub issue in excess of 24,000,000 shares (subject to rounding for fractional shares), in the aggregate, of Company Common Stock. Immediately prior to the Closing (as defined below), the outstanding indebtedness of Gilman will not exceed $5,400,000 (the “Assumed Indebtedness”) which shall exclude any capital leases and any insurance premium financing of Gilman or its subsidiaries, and the Company shall cause the Assumed Indebtedness to be paid off at the Closing. Any amounts of Assumed Indebtedness in excess of $5,000,000 and up to $5,400,000 (the “Difference”) shall cause a reduction in the number of shares of Company Common Stock issued under the Merger Agreement; such reduction in a share amount equal to the quotient of the Difference and $0.30 (subject to equitable adjustment for any stock split, reverse stock split, stock dividend (including any dividend or distribution of securities convertible into Company Common Stock), extraordinary cash dividends, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change with respect to Company Common Stock). In addition, the Company has agreed to issue options to purchase 1,750,000 shares of Company Common Stock to certain employees and independent contractors of Gilman at an exercise price of $0.50 per share at the Closing.  Following the Closing, the Company has also agreed to appoint two persons nominated by the Board of Directors of Gilman and reasonably acceptable to the Company to serve as Class I members of the Board of Directors of the Company and to nominate such persons for election at the next election of Class I directors of the Company.

Consummation of the Merger (the “Closing”) is subject to closing conditions, including, among other things, (i) the adoption and approval of the Merger Agreement by the requisite vote of Gilman's stockholders; (ii) the effectiveness of a registration statement on Form S-4 to be filed by the Company (which was declared effective by the SEC on August 9, 2013); (iii) the outstanding indebtedness of Gilman not exceeding $5,400,000 which will exclude any capital leases and any insurance premium financing of Gilman or its subsidiaries; (iv) the holders of not more than 5% of Gilman Common Stock outstanding having perfected and not withdrawn a demand for dissenter's rights under applicable law; (v) all severance, change of control payments, accelerations, accrued compensation, bonus, and vacation relating to any and all employees and consultants not exceeding the amounts set forth in Gilman's schedules to the Merger Agreement; (vi) the Financial Industry Regulatory Authority ("FINRA") having approved an application under Rule 1017 with respect to the Merger (the "Rule 1017 Application"); (vii) the Voting and Support Agreements (as defined below) having been executed and delivered to the Company; (viii) the absence of any law or order prohibiting the Merger; and (ix) the accuracy of the representations and warranties, subject to customary materiality qualifiers.

Each of the Company, Gilman and Merger Sub have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that (i) Gilman will conduct its business in the ordinary course of business consistent with past practice during the interim period between the execution of the Merger Agreement and the Closing; (ii) the Company and Gilman will not engage in certain kinds of transactions or take certain actions during such period; (iii) the Company and Gilman will cooperate in preparing and promptly causing to be filed with the Securities and Exchange Commission (the "SEC") a proxy statement/prospectus and a Registration Statement on Form S-4 and to use reasonable best efforts to have the Form S-4 declared effective under the Securities Act of 1933, as amended, as promptly as practicable after such filing with the SEC; (iv) Gilman as soon as practicable following the date upon which the S-4 becomes effective take all action necessary to duly call, give notice of, convene and hold a meeting of its stockholders for the purpose of obtaining the requisite stockholder vote to adopt the Merger Agreement; (v) Gilman's board of directors recommending that its stockholders adopt the Merger Agreement, subject to certain exceptions; and (vi) the Company promptly causing to be filed with FINRA the Rule 1017 Application.

Prior to the Closing, Gilman is not permitted to solicit, initiate, knowingly encourage or facilitate, participate in any discussions or negotiations or entertain any proposals to be acquired other than pursuant to the Merger Agreement, subject to certain exceptions, including for Gilman's “fiduciary out” for a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for the Company, on the one hand, and Gilman, on the other hand. The Merger Agreement provides that, upon termination under specified circumstances, (i) Gilman would be required to pay Gilman a termination fee of $800,000, or (ii) the Company would be required to pay Gilman a reverse termination fee of $800,000.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and 10K/A, filed with the Securities and Exchange Commission on December 27, 2012 and January 28, 2013, respectively. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

National Holdings Corporation (“we,” “our,” “us,” or the “Company”) is engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) and National Asset Management Inc. (National Securities and vFinance Investments, are the “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients.

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

As of June 30, 2013, we had approximately 960 associated personnel serving retail and institutional customers, trading and investment banking clients. With the exception of our New York, New Jersey, Florida, and Washington branches, our approximately 80 other registered offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. These independent operators, many of whom are financial planners, are required to pay their own expenses. This independent contractor model calls for a much higher payout percentage, (typically in the 70-90% range) than the traditional employee model of brokerage which typically only pays between 25-50% of production.

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

Economic Overview and Impact of Financial Market Events

In the quarter ending June 30, 2013, the U.S. domestic equity markets and the S&P 500 continued to rise from the levels in 2012. While corporate profits of US companies have consistently met or exceeded expectations for multiple quarters, the US domestic equity markets are still sensitive to lingering concerns over slowing economic growth and the elevated unemployment rate. Uncertainty over U.S. monetary and fiscal policy, specifically how the Federal Reserve handles its purchase of mortgage backed securities, how the U.S. Congress will handle the debt ceiling and continued sovereign debt concerns in Europe are expected to have an effect on the financial markets, but it is difficult to predict whether it will have an impact on the volatility in the US domestic equity markets. If the market participants believe that the volatility of such markets is too high, it might lead to a reduction in the volume of transactions of US equity securities. Additionally, if the market participants believe that the US equity securities market is not synchronized with the underlying corporate profits, it may create a sharp adjustment to such markets, with significantly higher volume of transactions, followed by a longer period in which the volume of transactions is lower than average. While the longer-term outlook of the European debt crisis is uncertain, we continue to maintain nominal direct exposure to sovereign debt securities.

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

Recent Developments

On June 20, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with National Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of us ("Merger Sub"), and Gilman Ciocia, Inc., a Delaware corporation ("Gilman"). Upon the terms and subject to the conditions set forth in the Merger Agreement, Gilman will become a wholly-owned subsidiary of the Company through a merger of Merger Sub with and into Gilman, with Gilman as the surviving corporation (the "Merger").

Upon the terms and subject to the conditions set forth in the Merger Agreement, by virtue of the Merger, each share of Gilman's common stock, par value $0.01 per share (the “Gilman Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than any dissenting shares), shall be converted into the right to receive 0.24884345081shares of the Company's common stock, par value $0.02 per share (the “Company Common Stock”); provided that in no event shall the Company or Merger Sub issue in excess of 24,000,000 shares (subject to rounding for fractional shares), in the aggregate, of Company Common Stock. Immediately prior to the Closing (as defined below), the outstanding indebtedness of Gilman will not exceed $5,400,000 (the “Assumed Indebtedness”) which shall exclude any capital leases and any insurance premium financing of Gilman or its subsidiaries, and the Company shall cause the Assumed Indebtedness to be paid off at the Closing. Any amounts of Assumed Indebtedness in excess of $5,000,000 and up to $5,400,000 (the “Difference”) shall cause a reduction in the number of shares of Company Common Stock issued under the Merger Agreement; such reduction in a share amount equal to the quotient of the Difference and $0.30 (subject to equitable adjustment for any stock split, reverse stock split, stock dividend (including any dividend or distribution of securities convertible into Company Common Stock), extraordinary cash dividends, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change with respect to Company Common Stock). In addition, the Company has agreed to issue options to purchase 1,750,000 shares of Company Common Stock to certain employees and independent contractors of Gilman at an exercise price of $0.50 per share at the Closing.  Following the Closing, the Company has also agreed to appoint two persons nominated by the Board of Directors of Gilman and reasonably acceptable to the Company to serve as Class I members of the Board of Directors of the Company and to nominate such persons for election at the next election of Class I directors of the Company.

Consummation of the Merger (the “Closing”) is subject to closing conditions, including, among other things, (i) the adoption and approval of the Merger Agreement by the requisite vote of Gilman's stockholders; (ii) the effectiveness of a registration statement on Form S-4 to be filed by the Company (which was declared effective by the SEC on August 9, 2013); (iii) the outstanding indebtedness of Gilman not exceeding $5,400,000 which will exclude any capital leases and any insurance premium financing of Gilman or its subsidiaries; (iv) the holders of not more than 5% of Gilman Common Stock outstanding having perfected and not withdrawn a demand for dissenter's rights under applicable law; (v) all severance, change of control payments, accelerations, accrued compensation, bonus, and vacation relating to any and all employees and consultants not exceeding the amounts set forth in Gilman's schedules to the Merger Agreement; (vi) the Financial Industry Regulatory Authority ("FINRA") having approved an application under Rule 1017 with respect to the Merger (the "Rule 1017 Application"); (vii) the Voting and Support Agreements (as defined below) having been executed and delivered to the Company; (viii) the absence of any law or order prohibiting the Merger; and (ix) the accuracy of the representations and warranties, subject to customary materiality qualifiers.

Each of the Company, Gilman and Merger Sub have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that (i) Gilman will conduct its business in the ordinary course of business consistent with past practice during the interim period between the execution of the Merger Agreement and the Closing; (ii) the Company and Gilman will not engage in certain kinds of transactions or take certain actions during such period; (iii) the Company and Gilman will cooperate in preparing and promptly causing to be filed with the Securities and Exchange Commission (the "SEC") a proxy statement/prospectus and a Registration Statement on Form S-4 and to use reasonable best efforts to have the Form S-4 declared effective under the Securities Act of 1933, as amended, as promptly as practicable after such filing with the SEC; (iv) Gilman as soon as practicable following the date upon which the S-4 becomes effective take all action necessary to duly call, give notice of, convene and hold a meeting of its stockholders for the purpose of obtaining the requisite stockholder vote to adopt the Merger Agreement; (v) Gilman's board of directors recommending that its stockholders adopt the Merger Agreement, subject to certain exceptions; and (vi) the Company promptly causing to be filed with FINRA the Rule 1017 Application.

Prior to the Closing, Gilman is not permitted to solicit, initiate, knowingly encourage or facilitate, participate in any discussions or negotiations or entertain any proposals to be acquired other than pursuant to the Merger Agreement, subject to certain exceptions, including for Gilman's “fiduciary out” for a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for the Company, on the one hand, and Gilman, on the other hand. The Merger Agreement provides that, upon termination under specified circumstances, (i) Gilman would be required to pay Gilman a termination fee of $800,000, and (ii) the Company would be required to pay Gilman a reverse termination fee of $800,000.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Our revenues for the three months ended June 30, 2013 increased, with a similar increase in fixed and variable expenses, compared to the same period last year. With this increase in revenues, we reported a net operating income of $805,000 as compared with a net operating income of $670,000 for the quarters ended June 30, 2013 and 2012, respectively.

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Commissions	$19,799,000	$18,328,000	$1,471,000	8%
Net dealer inventory gains	3,649,000	4,280,000	(631,000)	-15%
Investment banking	4,105,000	3,897,000	208,000	5%
Interest and dividends	880,000	772,000	108,000	14%
Transfer fees and clearance services	1,810,000	1,658,000	152,000	9%
Investment advisory fees and other income	2,421,000	2,155,000	266,000	12%
	$32,664,000	$31,090,000	$1,574,000	5%

Total revenues increased $1,574,000, or 5%, to $32,664,000 from $31,090,000 in the third quarter of fiscal year 2013 compared to the same period in fiscal year 2012. The increase in revenues is primarily the result of higher retail commissions, other related retail fees, investment banking fees resulting from more favorable market conditions and investment advisory fees resulting from having more assets under management offset by a decline in net dealer inventory gains, which is primarily the result of the decline in municipal bond market valuations.

Commission revenue increased $1,471,000, or 8%, to $19,799,000 from $18,328,000 during the third quarter of fiscal year 2013 compared to the same period in fiscal year 2012, which is attributable to generally more favorable market conditions for retail brokerage.

Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $631,000, or 15%, to $3,649,000 from $4,280,000 during the third quarter of fiscal year 2013 compared to the same period in fiscal year 2012. The decrease is primarily due to more volatility in the municipal bond market primarily affecting our fixed income trading activities in the quarter ended June 30, 2013 as compared to the same quarter in 2012.

Investment banking revenue increased $208,000, or 5% to $4,105,000 from $3,897,000 during the third quarter of 2013 compared to the same period in fiscal year 2012. This increase was attributable to a larger number of investment banking transactions during the third quarter of fiscal 2013 when compared to the same period in fiscal year 2012.

Interest and dividends revenue increased by $108,000 or 14%, to $880,000 from $772,000 in the third quarter of fiscal year 2013 compared with the same period in fiscal year 2012. The increase is primarily attributable to the slightly improved retail brokerage environment resulting in higher customer margin account balances, higher customer free cash balances, and slightly higher prevailing interest rates.

Transfer fees and clearance services increased $152,000 or 9%, to $1,810,000 in the third quarter of fiscal year 2013 from $1,658,000 in the same quarter of fiscal year 2012. This increase resulted from an increase in service fee income earned during the third quarter of fiscal 2013 offset by a slight decrease in account maintenance and other miscellaneous fee income.

Investment advisory fees and other income, consisting of asset management fees, other miscellaneous transaction fees and other investment income, increased $266,000, or 12%, to $2,421,000 from $2,155,000 during the second quarter of fiscal year 2013 compared to the same quarter of fiscal year 2012. The increase is due primarily to an increase in assets under management in our registered investment advisory subsidiary, National Asset Management.

Operating expenses

In comparison with the $1,574,000, or 5% increase in total revenues in the quarter ended June 2013 as compared to the same quarter of 2012, total operating expenses increased by $1,439,000, or 5%, to $31,859,000 for the third quarter of fiscal year 2013 compared to $30,420,000 in the third quarter of fiscal year 2012. This increase in total expenses is primarily a result of an increase in commissions, compensation and fees offset by decreases in occupancy, equipment and other administrative expenses as well as interest expense.

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Commissions, compensation, and fees	$28,242,000	$26,473,000	$1,769,000	7%
Clearing fees	552,000	421,000	131,000	31%
Communications	1,174,000	1,157,000	17,000	1%
Occupancy, equipment and other administrative expenses	663,000	972,000	(309,000)	-32%
Professional fees	781,000	803,000	(22,000)	-3%
Interest	10,000	213,000	(203,000)	-95%
Taxes, licenses and registration	437,000	381,000	56,000	15%
	$31,859,000	$30,420,000	$1,439,000	5%

Commissions, compensation and fees, which primarily consists of commission expense related to commission revenue, net dealer inventory gains and investment banking revenues as well as employee payroll, increased $1,769,000, or 7%, to $28,242,000 in the third quarter of fiscal year 2013 from $26,473,000 in the third quarter of fiscal year 2012. The increase is consistent with the 8% increase in commission revenues for the same period offset by a decrease in employee compensation and related taxes and benefits. Commission expense also includes the amortization of advances to registered representatives aggregating $187,000 and $61,000 for the third quarter of fiscal year 2013 and 2012, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Clearing fees increased $131,000, or 31%, to $552,000 in the third quarter of fiscal year 2013 from $421,000 in the third quarter of fiscal year 2012. This is primarily due to higher revenues and more transactions in 2013 as compared to 2012.

Communications expense increased by $17,000, or 1%, to $1,174,000 in the third quarter of fiscal year 2013 from $1,157,000 in the third quarter of fiscal year 2012.

Occupancy, equipment and other administrative costs decreased $309,000, or 32%, to $663,000 in the third quarter of fiscal year 2013 from $972,000 in the third quarter of fiscal year 2012. This decrease is primarily due a reduction in the amounts paid for office rental and equipment rental. The Company has renegotiated its office lease for Boca Raton, Florida, and given space back to the landlord of its downtown New York City location in preparation for its move to Midtown New York in August. The bulk of these savings will be recognized in September 2013. The Company has reduced its equipment rental costs by renewing lease agreements on certain well maintained office equipment at a fraction of the original costs.

Professional fees decreased $22,000, or 3%, to $781,000 from $803,000 in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012. This decrease is not material, and is primarily attributed to a slight reduction in legal costs associated with the defense of various arbitrations, offset by an increase in legal costs associated with the various projects the Company has and is engaged in to expand its business.

Interest expense decreased by $203,000, or 95%, to $10,000 from $213,000 in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012. The decrease is primarily due to elimination of interest-bearing debt resulting from the repayment of all remaining outstanding notes payable during the second quarter of fiscal year 2013.

Taxes, licenses and registration expenses increased $56,000, or 15%, to $437,000 from $381,000 in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012. This increase in taxes, licenses and registration fees is as a result of a general increase in the number of new representatives that joined the Company during the third quarter of fiscal year 2013 as compared to the comparable quarter in 2012.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Our revenues for the first nine months of fiscal year 2013 increased with a decrease in fixed and variable expenses for the same nine months. This divergence between increasing revenues and decreasing fixed and variable costs resulted in a net operating profit of $1,477,000 as compared with a net operating loss of $1,066,000 for the first nine months of fiscal years 2013 and 2012, respectively.

Revenues

	Nine Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Commissions	$56,608,000	$51,927,000	$4,681,000	9%
Net dealer inventory gains	10,561,000	11,129,000	(568,000)	-5%
Investment banking	8,494,000	12,884,000	(4,390,000)	-34%
Interest and dividends	2,930,000	2,138,000	792,000	37%
Transfer fees and clearance services	5,850,000	5,629,000	221,000	4%
Investment advisory fees and other income	7,614,000	5,990,000	1,624,000	27%
	$92,057,000	$89,697,000	$2,360,000	3%

Total revenues increased $2,360,000, or 3%, to $92,057,000 from $89,697,000 in the first nine months of fiscal year 2013 compared to same period of fiscal year 2012. The increase in revenues is primarily due to more favorable market conditions in the retail marketplace as well as in our investment advisory platform. The volume of transactions during the third quarter of fiscal 2013 was up nominally as compared to the same nine months of fiscal 2012.

Commission revenue increased $4,681,000, or 9%, to $56,608,000 from $51,927,000 during the first nine months of fiscal year 2013 compared with the same period in fiscal year 2012. The increase in commissions was primarily due more favorable market conditions for retail brokerage.

Net dealer inventory gains, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $568,000, or 5%, to $10,561,000 from $11,129,000 during the first nine months of fiscal year 2013 compared with the same period in fiscal year 2012. The decrease is primarily due to greater volatility in the municipal bond market primarily affecting our fixed income trading activities as compared to the same nine months in 2012.

Investment banking revenue decreased $4,390,000, or 34%, to $8,494,000 from $12,884,000 during the first nine months of 2013 compared to the same period in fiscal year 2012. This decrease was attributable to lower average revenues per deal completed, while the number of deals completed was consistent with banking transactions during the first nine months of fiscal year 2013 when compared to the same period in fiscal 2012.

Interest and dividend income increased by $792,000, or 37%, to $2,930,000 from $2,138,000 in the first nine months of fiscal year 2013 compared with the same period in fiscal year 2012. The increase is primarily attributable to the improved retail brokerage environment resulting in higher customer margin account balances, higher customer free cash balances, and slightly higher prevailing interest rates.

Transfer fees and clearance services increased $221,000, or 4%, to $5,850,000 in the first nine months of fiscal year 2013 from $5,629,000 in the first nine months of fiscal year 2012, resulting from a higher number of transactions made on behalf of our clients during the most recent period.

Investment advisory fees and other income, consisting of asset management fees, other miscellaneous transaction fees and other investment income, increased $1,624,000, or 27%, to $7,614,000 from $5,990,000 during the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012. The increase is due primarily to an increase in assets under management in our registered investment advisory subsidiary, National Asset Management.

Operating expenses

In comparison with the 3% increase in total revenues, total operating expenses decreased by $183,000, or 0%, to $90,580,000 for the first nine months of fiscal year 2013 compared to $90,763,000 in the first nine months of fiscal year 2012. This decrease in total expenses is primarily a result of a reduction in occupancy and equipment rental costs, interest expense and employee compensation offset by an increase in commissions paid out due to the higher revenues.

	Nine Month Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Commissions, compensation, and fees	79,407,000	78,885,000	$522,000	1%
Clearing fees	1,549,000	1,256,000	293,000	23%
Communications	3,437,000	3,519,000	(82,000)	-2%
Occupancy, equipment and other administrative expenses	2,417,000	3,178,000	(761,000)	-24%
Professional fees	2,316,000	1,979,000	337,000	17%
Interest	240,000	764,000	(524,000)	-69%
Taxes, licenses and registration	1,214,000	1,182,000	32,000	3%
	$90,580,000	$90,763,000	$(183,000)	0%

Commissions, employee compensation, and fees, which primarily includes expenses related to commission revenue, net dealer inventory gains and investment banking and employee compensation, increased $522,000, or 1%, to $79,407,000 in the first nine months of fiscal year 2013 from $78,885,000 in the first nine months of fiscal year 2012. The increase is primarily due to higher commissions paid on higher overall revenues offset by a decrease in employee compensation. Commission expense also includes the amortization of advances to registered representatives aggregating $212,000 and $204,000 for the first nine months of fiscal year 2013 and 2012, respectively. These amounts fluctuate based upon the amounts of advances outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities.

Clearing fees increased $293,000, or 23%, to $1,549,000 in the first nine months of fiscal year 2013 from $1,256,000 in the first nine months of fiscal year 2012. This is primarily due to revenues and more transactions in 2013 as compared to 2012.

Communications expenses decreased by $82,000, or 2%, to $3,437,000 in the first nine months of fiscal year 2013 from $3,519,000 in the first nine months of fiscal year 2012. This decrease is primarily due to a focus by management on reducing bandwidth and overall telecommunication services costs since the beginning of the fiscal year.

Occupancy, equipment and other administrative costs decreased $761,000, or 24%, to $2,417,000 from $3,178,000 in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012. This decrease is primarily due a reduction in the amounts paid for office rental and equipment rental. The Company has renegotiated its office lease for Boca Raton, Florida, and given a portion of its space back to the landlord in both its Boca Raton and its downtown New York City location. The Company is moving its downtown office to Midtown New York in August. Additional savings from the lease amendments and office moves will start to be recognized in September 2013. The Company has also reduced its equipment lease costs by signing new agreements on certain well maintained office equipment at a fraction of the original costs. These savings have been offset somewhat by rising insurance costs.

Professional fees increased $337,000, or 17%, to $2,316,000 from $1,979,000 in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012. This increase is primarily attributed to legal fees associated with the various projects the Company is engaged in during the nine months ended June 30, 2013. This is offset by a slight reduction in legal costs associated with the defense of various arbitrations.

Interest expense decreased by $524,000, or 69%, to $240,000 from $764,000 in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012. The decrease is primarily due to the Company’s repayment of all remaining outstanding notes payable during the second quarter of fiscal year 2013.

Taxes, licenses and registration increased $32,000, or 3%, to $1,214,000 from $1,182,000 in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012. This increase in taxes, licenses and registration fees is as a result of a slightly higher fees paid for registration due to the registration of new independent brokers offset by a decrease in the Company’s membership fees primarily associated with its dropping its Equity Station FINRA membership.

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

For the three months ended June 30, 2013 and 2012, EBITDA, as adjusted, was $1,170,000 and $1,247,000 respectively. This decrease of $77,000 in the three months ended June 30, 2013 over the same period in 2012 resulted from a general improvement in net income as reported which improved by $194,000 due to higher revenues, improving margins and a decrease in operating expenses as a result of management’s focus on cost cutting, offset by a reduction in the adjustment for interest expense of $203,000.

For the nine months ended June 30, 2013 and 2012, EBITDA, as adjusted, was $2,921,000 and $1,269,000 respectively. This improvement of $1,652,000 in the nine months ended June 30, 2013 over 2012 resulted from a general improvement in revenues and net income as reported which improved by $3,460,000 due to higher revenues, improving margins and a decrease in operating expenses as a result of management’s focus on cost cutting, offset by a reduction in the adjustment for interest expense of $524,000.

The following table presents a reconciliation of EBITDA, as adjusted, to net income (loss) as reported in accordance with generally accepted accounting principles.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net income (loss), as reported	$805,000	$661,000	$1,258,000	$(2,202,000)
Interest expense	10,000	213,000	240,000	764,000
Taxes	20,000	34,000	128,000	116,000
Depreciation	103,000	122,000	330,000	410,000
Amortization	155,000	155,000	466,000	466,000
EBITDA	1,093,000	1,185,000	2,422,000	(446,000)
Non-cash compensation expense	-	1,000	-	10,000
Non-cash other administrative expense	-	-	125,000	450,000
Forgivable loan write down	77,000	61,000	212,000	204,000
Loss on disposition of joint venture	-	-	-	1,051,000
Loss on investment in unaffiliated entity	-	-	162,000	-
EBITDA, as adjusted	$1,170,000	$1,247,000	$2,921,000	$1,269,000

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on disposition of joint venture and loss on investment in unaffiliated entity, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

Source of liquidity and capital resources
	Ending Balance at June 30,		Average Balance during first nine months of
	2013	2012	2013	2012
Cash	14,696,000	6,564,000	9,625,000	6,631,000
Receivables from broker-dealers and clearing organizations	3,617,000	2,910,000	3,271,000	2,812,000
Marketable securities	618,000	654,000	1,189,000	554,000

Accounts payable, accrued expenses and other liabilities	11,662,000	11,648,000	11,648,000	11,765,000
Convertible notes payable excluding debt discount	-	4,533,000	4,533,000	6,333,000
Subordinated borrowings	-	-	-	55,000

Source of liquidity and capital resources

At June 30, 2013 and 2012, 81% and 61%, respectively, of our total assets consisted of cash and cash equivalents, receivables from clearing brokers and other broker-dealers and, marketable securities owned. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace. Allocation of cash into marketable securities classes are dependent upon overall market activity, but the majority of our securities owned are in municipal securities and common stock.

The Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. National Securities has elected to use the alternative standard method permitted by the rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. At June 30, 2013, National Securities’ net capital exceeded the requirement by approximately $3,163,000. Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000 and at June 30, 2013, vFinance Investments’ net capital exceeded the requirement by approximately $1,098,000.

Advances, dividend payments and other equity withdrawals from the Company’s broker-dealer subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During the nine month ended June 30, 2013 and 2012, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $96,000 and $106,000 during the first nine months of fiscal 2013 and 2012, respectively.

Nine months ended June 30, 2013

The decrease in marketable securities as of June 30, 2013 is primarily due to an decrease in the position of municipal securities held for resale by the Company than it had in September 2012. Changes in securities owned, marketable at market value are dependent upon overall market activity and opportunities perceived by the Company. The inrease in accounts payables during the first nine months of fiscal 2013 is due to the timing of certain invoices received at this time of the year.

Cash used in investing activities during the first nine months of fiscal 2013 amounted to $96,000 which was due to the purchase of fixed assets to maintain the Company’s infrastructure.

Cash provided by financing activities of $5,575,000 during the first nine months of fiscal 2013 resulted primarily from an issuance of common stock in January 2013 offset by the repayment of the balance of the convertible note payable of $2,800,000 which satisfied all of our remaining obligations under the outstanding notes payable.

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

Recent Accounting Guidance Not Yet Adopted

In July 2013, the FASB Issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The Update provides guidance for the presentation of an unrecognized tax benefit when, among other things, a net operating loss carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

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

The following table shows the quoted market values of marketable securities we owned ("long") , securities we sold but have not yet purchased ("short") , and net positions as of June 30, 2013:

	Long	Short	Net
Corporate stocks	$68,000	$11,000	$57,000
Government obligations	388,000	-	388,000
	$456,000	$11,000	$445,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $16,000,000 as of June 30, 2013. The Company estimates, to the extent that it can, that based on discussions with legal counsel and prior experience, its aggregate liability from these pending actions may exceed $600,000 (exclusive of fees, costs and unspecified punitive damages related to certain claims and inclusive of expected insurance coverage). These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2013 and September 30, 2012, are $267,000 and $338,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2013, the Company did not issue any shares of common stock

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

August 14, 2013	By: /s/ Mark Klein
Mark D. Klein
Chief Executive Officer

August 14, 2013	By: /s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer