Form 10-K
period 2013-09-30
NATIONAL HOLDINGS CORP
filed 2013-12-27
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended

September 30, 2013

Commission File No: 001-12629

NATIONAL HOLDINGS CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 Park Ave, 14th Floor, New York, NY 10022

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

As of March 28, 2013, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $0.235 per share for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $15,398,000 (calculated by excluding shares owned beneficially by directors, officers and 10% stockholders). As of December 26, 2013 there were 123,247,870 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Item 1. BUSINESS

General

National Holdings Corporation (“National” "we," "us", "our" or the “Company”), a Delaware corporation organized in 1996, is a financial services organization, operating primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). In conjunction with the Merger with Gilman, the Company added Prime Capital Services, Inc. (“Prime”) to its portfolio of Broker Dealer subsidiaries, however, in November, National Securities and Prime received approval from FINRA allowing for a mass transfer of its brokers and customer accounts to National Securities. This transfer was completed in November. This transfer was done to reduce overhead and consolidate the administrative and regulatory structures of the two entities. The Company intends to file a Broker Dealer withdrawal for Prime in December 2013. The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.

Through our Broker-Dealer Subsidiaries, we (1) offer full service retail brokerage to approximately 100,000 retail, high net worth and institutional clients, (2) provide investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) engage in trading securities, including making markets in approximately 6,000 micro and small-cap, NASDAQ and other exchange listed stocks and (4) providing liquidity in the United States Treasury marketplace. Our Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. They are registered with the Securities and Exchange Commission ("SEC"), are members of the FINRA, the Securities Investor Protection Corporation ("SIPC") and the National Futures Association ("NFA").

Our brokers operate both as independent contractors and employees. An independent contractor registered representative who becomes an affiliate of a Broker-Dealer Subsidiary typically establishes his own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, computer and other equipment, market data, software and general office supplies. The independent contractor registered representative is entitled to retain a higher percentage of the commissions generated by his sales than an employee registered representative at a traditional employee-based brokerage firm. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for lower or non-production. An employee registered representative is provided with office space, technology and administrative support in exchange for a lower retention percentage of his production.

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

Our wholly-owned subsidiary Gilman Ciocia, Inc, a Delaware corporation provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

Our wholly owned subsidiary, Prime Financial Services, a Delaware corporation ("Prime Financial"), provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

Our wholly owned subsidiary, Asset and Financial Planning LTD, a New York corporation ("AFP"), is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

Our wholly owned subsidiary, GC Capital Corporation, a Washington corporation ("GC"), provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

In April 2012, we relinquished our interest in an unconsolidated joint venture, Opus, resulting in a loss of disposition of such investment of $1,051,000 which was recorded at June 30, 2012.

In September 2012, our majority owned subsidiary, EquityStation, Inc., a Florida corporation, filed pursuant to NASD Rule 1017, a request to transfer its business assets, primarily its customer accounts and brokers, to its affiliate, vFinance Investments. On December 10, 2012, FINRA advised the Company that the request had been approved and the transfer of assets was made accordingly. In June 2013, due to declining business conditions in this product line, these de minimus operations were discontinued by vFinance Investments. In December 2013, The Company filed for withdrawal from registration with the SEC as a Broker Dealer, and in February 2013, the withdrawal was completed.

In September 2012, vFinance Investments filed pursuant to NASD Rule 1017, a request to transfer its retail business assets, primarily its customer accounts and retail brokers, to its affiliate, National Securities. On December 13, 2012, FINRA advised the Company that the request had been approved and the transfer of assets was made accordingly on December 14, 2012.

The effect of these changes is not expected to have a material impact on the revenue or profitability of the Company in future reporting.

2013 Highlights

Recapitalization

On January 24, 2013, the holders of a majority of the outstanding shares of our Series C Preferred Stock, par value $0.02 per share, approved the Amended and Restated Series C Certificate of Designation. The Amended and Restated Series C Certificate of Designation provided that, immediately following the closing of the private placement of our common stock in January 2013, all outstanding shares of Series C Preferred Stock automatically converted into shares of our common stock. As of December 2013, no shares of Series C Preferred Stock were outstanding.

On January 24, 2013, the Company entered into a Conversion and Exchange Agreement with the holders (the "Series D Holders") of its Series D Preferred Stock, par value $0.02 per share, the Series D Holders pursuant to which, among other things, each Series D Holder converted all of such Series D Holder's shares of Series D Preferred Stock into 6,000,000 shares of our common stock (the "Series D Conversion"). The closing of the Series D Conversion occurred on January 25 2013. As of December 2013, no shares of Series D Preferred Stock were outstanding.

On January 24, 2013, the Company entered into a Conversion and Exchange Agreement with the holder (the "Series E Holder") of convertible notes in the aggregate initial principal amount of $5,000,000 (the "Notes") pursuant to which, among other things, (i) the Series E Holder converted all of the Notes (and all accrued and unpaid interest thereon) into shares of Series E Preferred Stock, par value $0.02 per share, in accordance with the terms and conditions of the Notes (the "Note Conversion"); and (ii) then the Series E Holder converted all of its Series E Preferred Stock into 10,000,000 shares of our common stock (the "Series E Conversion"). The closing of the Note Conversion and the Series E Conversion occurred on January 25, 2013. As of December 2013, no Notes or shares of Series E Preferred Stock were outstanding.

On January 24, 2013, the Company entered into a Warrant Exchange Agreement with certain holders of warrants to purchase our common stock (the "Warrantholders") pursuant to which, among other things, the Warrantholders exchanged certain of the warrants for 12,951,195 shares of our common stock (the "Warrant Exchange"). The closing of the Warrant Exchange occurred on January 25, 2013. As of December 2013, there were warrants to purchase 896,755 shares of Common Stock issued and outstanding.

Merger with Gilman

On October 15, 2013, we completed a merger with Gilman Pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 20, 2013, by and among us, National Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Gilman, Merger Sub was merged with and into Gilman, with Gilman surviving the merger and becoming a wholly-owned subsidiary of us.

Pursuant to the Merger Agreement, the Company issued to the Gilman stockholders 0.235019 shares of its common stock for each outstanding share of Gilman common stock. The merger of National and Gilman is expected to result in combined annualized revenues in excess of approximately $165.0 million, up 32% from The Company’s $127 million in 2013; The Company estimates approximately $9.0 billion in total client assets, an increase of 57% from $5.7 billion. Additionally, the Company estimates total RIA assets of $1.3 billion, an increase of 31% from $1.0 billion and the number of National’s registered representatives of over 825, from 651.

Because the closing of the merger occurred on October 15, 2013, our results for our fiscal year ended September 30, 2013, do not include the operating results of Gilman.

Business Environment in Fiscal 2013

In the quarter ending September 30, 2013, the U.S. domestic equity markets and the S&P 500 continued to rise from the levels in 2012. While corporate profits of US companies have consistently met or exceeded expectations for multiple quarters, the US domestic equity markets are still sensitive to lingering concerns over slowing economic growth and the elevated unemployment rate. Uncertainty over U.S. monetary and fiscal policy, specifically how the Federal Reserve handles its purchase of mortgage-backed securities, how the US Congress will handle the debt ceiling and continued sovereign debt concerns in Europe are expected to have an effect on the financial markets, but it is difficult to predict whether it will have an impact on the volatility in the US domestic equity markets. If the market participants believe that the volatility of such markets is too high, it might lead to a reduction in the volume of transactions of US equity securities. Additionally, if the market participants believe that the US equity securities market is not synchronized with the underlying corporate profits, it may create a sharp adjustment to such markets, with significantly higher volume of transactions, followed by a longer period in which the volume of transactions is lower than average. While the longer-term outlook of the European debt crisis is uncertain, we continue to maintain nominal direct exposure to sovereign debt securities.

In response to the concerns noted above and the overall economic environment, the central banks, including the Federal Reserve, have continued to maintain historically low interest rates.In the September 2012 meeting of the Board of Governors of the Federal Reserve System, it was announced that interest rates are expected to remain low into 2015 with a relatively low yield-curve for mid-term debt securities. The long-term outlook of low interest rates provides opportunities for the US equity securities market while not hampering the US debt securities.

It is not practical to determine to what extent such market conditions will continue, or whether they will improve or worsen. It is also difficult to predict which future events will impact the market conditions in the future, other than anticipated increase in revenues and related expenses resulting from acquisition of Gilman. Accordingly, we are unable to determine any particular trend in our revenues and certain expenses, such as commission expenses, to the extent that they are correlated to revenues.

Clearing Relationships

Our Broker-Dealer Subsidiaries have clearing arrangements with National Financial Services LLC (“NFS”), COR Clearing LLC, (Formerly known as Legent Clearing (“COR”), ICBC (formerly known as Fortis Securities, LLC (“ICBC”), Rosenthal Collins Group, LLC. (“Rosenthal”), R.J. O’Brien (“RJO”) and a recently established clearing relationship with South West Clearing.

Financial Information about Industry Segments

The Company realized approximately 83% of its total revenues in fiscal year 2013 from brokerage services, principal and agency transactions, and investment banking. During fiscal year 2013, brokerage services consisting of retail brokerage commissions represented 61% of total revenues, principal and agency transactions consisting of net dealer inventory gains represented 11% of total revenues, and investment banking, consisting of corporate finance commissions and fees, represented 11% of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Brokerage Services

Our Broker-Dealer Subsidiaries are each registered as a broker-dealer with the SEC and are licensed in all 50 states, the District of Columbia and Puerto Rico. The Broker-Dealer Subsidiaries are also members of the FINRA, the Municipal Securities Rulemaking Board ("MSRB") and the SIPC, and National Securities and vFinance Investments are also members of the NFA. Brokerage services to retail clients are provided through our sales force of investment executives of the Broker-Dealer Subsidiaries.

Our goal is to meet the needs of our investment executives and their clients. To foster individual service, flexibility and efficiency and to reduce fixed costs, our investment executives primarily serve as independent contractors responsible for providing their own office facilities, sales assistants, telephone, Internet, computer and other equipment, software, market data, supplies and other items of overhead. Investment executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to supervisory procedures and applicable rules and regulations. In addition, investment executives have direct access to research materials, management, traders, and all levels of support personnel.

The brokerage services provided by our investment executives include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2013, stocks and options represented approximately 69% of our business, bonds represented approximately 10% of our business, and mutual funds, annuities and insurance made up approximately 21% of our business. The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

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

Our registered representatives historically were primarily independent contractors, but with the merger, approximately one third of our total registered representative base is now an employee. Payments to both our independent and employee registered representative are based on commissions generated and represent a variable cost rather than a fixed cost of operating our business. Commission expense represents a significant majority of our total expenses. We work to control our fixed costs in order to achieve profitability based upon our expectation of market conditions and the related level of revenues. Where we historically required most of our registered representatives to absorb their own overhead and expenses, the Company now absorbs some of those expenses in exchange for the rep taking a smaller retention on their commissions revenue.

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

As of September 30, 2013, we had a total of approximately 900 associates of which 150 were employees and 750 were independent contractors. Of these, approximately 651 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining our obligations for federal and state withholding, unemployment and social security taxes. Our independent contractor arrangements conform to accepted industry practice, and therefore, we do not believe there is a material risk of an adverse determination from the tax authorities that would have a significant effect on our ability to recruit and retain investment executives or on our current operations and financial results of operations. There is no assurance that the tax status of our independent contractors will not change as a result of regulatory or legislative actions. No employees are covered by collective bargaining agreements and we believe our relations are good with both our employees and independent contractors.

Our business plan includes the growth of our retail and institutional brokerage business, while recognizing the volatility of the financial markets. In response to historical market fluctuations, we have periodically adjusted certain business activities, including proprietary trading and market-making trading. We believe that consolidation within the industry may occur and we may consider strategic acquisitions in the future, but we are focused on generating positive cash flow and maintaining profitability of our current operations.

Periodic reviews of controls are conducted and supervision, administrative and operations personnel meet frequently with management to review operating conditions. Compliance, supervision and operations personnel monitor compliance with applicable laws, rules and regulations.

Principal and Agency Transactions

We buy and maintain inventories in equity securities as a "market-maker" for sale of those securities to other dealers and to our customers. We may also maintain inventories in corporate, government and municipal debt securities for sale to customers. The level of our market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets. As of September 30, 2013, we made markets in approximately 6,000 micro and small-cap, NASDAQ and other exchange-listed stocks. We anticipate that we will continue market-making trading activity in the future, which may include securities of companies for which we managed or co-managed a public offering.

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

Investment Banking

We provide corporate finance and investment banking services, including underwriting the sale of securities to the public and arranging for the private placement of securities with investors. Our corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. We also act as an underwriter of equity securities in both initial and secondary public offerings. Corporate finance revenues are generated from capital raising transactions of equity and debt securities and fees for strategic advisory services, and will vary depending on the number and size of private and public offerings completed by us during a particular fiscal year.

Institutional Services

A critical element of our business strategy is to identify institutional quality investments that offer above market returns. We support that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance. Hedge funds represent the fastest growing segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. We offer fund managers access to investment opportunities and independent research products. Additionally, we offer fund managers the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions as well as special execution services using volume weighted averages and average pricing for micro and small-cap stocks. We believe we have a mutually beneficial relationship with our Investment Banking Division ("IBD") as fund managers looking for investment opportunities fund IBD's corporate clients and our relationships with fund managers may create opportunities to increase the number and quality of IBD clients.

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our Broker-Dealer Subsidiaries do not hold any funds or securities for customers. Instead, they use the services of clearing agents on a fully-disclosed basis. These clearing agents process all securities transactions and maintain customer accounts. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $250,000. In addition to SIPC protection, National Financial Services, our premier clearing agent, provides brokerage accounts additional “excess of SIPC” coverage from Lloyd’s of London, together with other insurers. The “excess of SIPC” coverage would only be used when SIPC coverage is exhausted. Like SIPC protection, “excess of SIPC” protection does not cover investment losses in customer accounts due to market fluctuation. It also does not cover other claims for losses incurred while broker-dealers remain in business. Total aggregate “excess of SIPC” coverage available through our clearing agent “excess of SIPC” policy is $1 billion. Within the “excess of SIPC” coverage, there is no per account dollar limit on coverage of securities, but there is a per account limit of $1.9 million on coverage of cash. This is the maximum “excess of SIPC” protection currently available in the brokerage industry.

Tax Preparation and Accounting Services

We provide tax preparation services through our wholly-owned subsidiary, Gilman. Tax preparation business is conducted predominantly in February, March and April. During the 2012 tax year season, Gilman prepared approximately 22,000 United States income tax returns in addition to state and local returns.

We believe that we offer clients a cost effective and proactive tax preparation and tax planning service. Gilman's volume allows it to provide uniform services at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, all of Gilman's offices are open year round to provide financial planning and other services to our clients. Gilman's tax preparers are generally not certified public accountants, attorneys or enrolled agents. Therefore, they are limited in the representation that they can provide to clients in the event of an audit by the IRS.

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

In addition, our tax preparation business is also subject to extensive competition. We compete with national tax return preparers such as H&R Block, Jackson Hewitt, and Liberty Tax. The remainder of the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their business. To a much lesser extent, we compete with the on-line and software self preparer market.

Government Regulation and Supervision

The securities industry, our Broker-Dealer Subsidiaries, and our investment adviser businesses are subject to extensive regulation by the SEC, FINRA, NFA, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. All of our Broker-Dealer Subsidiaries are registered broker-dealers with the SEC and members of FINRA. They are licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

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

National Securities has elected to use the alternative standard method permitted by the Rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital. At September 30, 2013, National Securities had net capital of approximately $4,586,000 which was approximately $4,336,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000. In addition to the net capital requirements, vFinance Investments is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2013, vFinance Investments had net capital of approximately $2,289,000, which was approximately $1,289,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 52.9%. The Broker-Dealer Subsidiaries qualify under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule because they do not carry security accounts of customers or perform custodial functions related to customer securities.

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the FINRA Conduct Rules require our Broker-Dealer Subsidiaries to supervise the activities of its investment executives. As part of providing such supervision, these subsidiaries maintain written supervisory procedures. Compliance personnel and independent auditors conduct inspections of branch offices periodically to review compliance with the Company's procedures. A registered principal provides onsite supervision at each of the Broker-Dealer Subsidiaries’ larger offices. The other offices (averaging two investment executives per office) are not required by FINRA rules to have a registered principal on site and are therefore supervised by registered principals off site. Designated principals review customer trades to ensure compliance with FINRA Conduct Rules including mark-up guidelines.

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

Our tax preparation business is also subject to extensive regulation. Federal legislation requires income tax return preparers to, among other things, register as a tax preparer, set forth their signatures and identification numbers on all tax returns prepared by them, and retain all tax returns prepared by them for three years. Federal laws also subject income tax preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be prohibited from further acting as income tax return preparers if they continuously and repeatedly engage in specified misconduct. In addition, authorized IRS e-filer providers are required to comply with certain rules and regulations, as per IRS Publication 1345 and other notices of the IRS applicable to e-filing.

In September 2010, the IRS published final regulations that required among other things, that all tax return preparers use a Preparer Tax Identification Number (“PTIN”) as their identifying number on federal tax returns filed after December 31, 2010; require all tax return preparers to be authorized to practice before the IRS as a prerequisite to obtaining or renewing a PTIN; causing all previous issued PTIN’s to expire on December 31, 2010 unless properly renewed; allowing the IRS to conduct tax compliance checks on tax return preparers; and defining the individuals who are considered “tax return preparers” for the PTIN applicants. The IRS also conducts background checks on PTIN applicants.

The Gramm-Leach-Bliley Act and related Federal Trade Commission (“FTC”) regulations require us to adopt and disclose customer privacy policies and provide customers the opportunity to opt-out of having their information shared with certain third parties.

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

As our services through our subsidiaries are available over the Internet in multiple jurisdictions, and as we have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While our Broker-Dealer Subsidiaries are currently registered as broker-dealers in the jurisdictions described in this Annual Report, all of our subsidiaries are qualified to do business as corporations in only a few international jurisdictions. Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

Intellectual Property

We own the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R) and AngelSearch(R).

Employees

As of September 30, 2013, The Company employed the following personnel:

Position	Salaried Employees	Independent Contractors	Total
Officers	9	0	9
Administration	83	157	240
Brokers	18	585	603
Traders	30	0	30
Investment Bankers	6	0	6
Advisors	4	8	12
Totals	150	750	900

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

Seasonality and Backlog

Other than our tax preparation business, we are not subject to significant seasonal fluctuations, and there are no material backlogs in our business. Because most tax returns are filed during the period from February through April of each year, substantially all of revenues from our tax preparation and related services and products will be earned during this period.

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

We reported net income of approximately $1.6 million in fiscal year 2013 as compared to a loss of approximately $1.9 million in fiscal year 2012. There is no assurance that we will be profitable in the future. If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations.

We may require additional financing.

In order for us to have the opportunity for future success and profitability, we periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.). We have actively pursued a variety of funding sources, and have consummated certain transactions in order to address our subsidiaries’ capital requirements. We may need to seek to raise additional capital through other available sources, including borrowing additional funds from third parties and there can be no assurance that we will be successful in such pursuits. Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders. Accordingly, if we are unable to generate adequate cash from our operations, and if we are unable to find sources of funding, such an event would have an adverse impact on our liquidity.

We are exposed to risks due to investment banking activities.

Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the SEC Rule 15c3-1 (the “Net Capital Rule”).

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

We depend on the continued services of our management team, particularly Mark D. Klein, Robert B. Fagenson and Mark H. Goldwasser, as well as our ability to hire additional members of management, and to retain and motivate other officers and key employees. We may not be able to find an appropriate replacement for any or all of the aforementioned or any other executive officer if the need should arise. Due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel could become subject to suspensions or other limitations on the scope of their services to the Company from time to time. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products.

Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.

Our Broker-Dealer Subsidiaries are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital. National Securities and vFinance Investments are required to maintain $250,000 and $1,000,000 in minimum net capital, respectively. Due to its market maker status, vFinance Investments is required to maintain a specified amount of capital for each security that it makes a market in, based on the bid price of each stock. This required amount can exceed the minimum net capital requirement, and in the case of vFinance Investments, the minimum net capital requirement is $1,000,000.

The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the Net Capital Rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The Rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer. Our Broker-Dealer Subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below the minimum requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if the Net Capital Rule is changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain present levels of business, which could have a material adverse effect on our business. In addition, our Broker-Dealer Subsidiaries may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing.

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

Unfavorable financial or economic conditions may reduce the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting and other services. Our investment banking revenues, in the form of financial advisory, placement agent and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Additionally, a downturn in market conditions could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. We must review customer relationships for impairment whenever events or circumstances indicate that impairment may be present. A significant decrease in revenues or cash flows derived from acquired customer relationships could result in a material, non-cash write-down of customer relationships. Such impairment may have a material adverse impact on our results of operations and stockholders' equity.

Market fluctuations and volatility may reduce our revenues and profitability.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the subprime residential mortgage market.

Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, our profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments. We act as a market maker in publicly traded common stocks. In market making transactions, we undertake the risk of price changes on the stock we hold in positions, or being unable to resell the common stock we hold, or being unable to purchase the common stock we haves sold but not yet purchased. These risks are heightened by the illiquidity of many of the common stocks we trade and/or make a market. Any losses from our trading activities, including as a result of unauthorized trading by our employees, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of common stock held for trading purposes. During periods of declining volume and revenue, our profitability would be adversely affected. Declines in market values of common stock and the failure of issuers and third parties to perform their obligations can result in illiquid markets.

We generally maintain trading and investment positions in the equity markets. To the extent that we own assets, i.e., have long positions, a downturn in those markets could result in losses from a decline in the value of such long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions in any of those markets, an upturn could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

We may, from time to time, have an arbitrage trading strategy consisting of holding a long position in one asset and a short position in another from which we expect to earn revenues based on changes in the relative value of the two assets. If, however, the relative value of the two assets changes in a direction or manner that we did not anticipate or against which we have not hedged, we might realize a loss in those paired positions. In addition, we maintain trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

We are a holding company and depend on payments from our subsidiaries.

We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, our Broker-Dealer Subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. In addition, because our interests in the Company’s subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.

Competition with other financial firms may have a negative effect on our business.

We compete directly with national and regional full-service broker-dealers and a broad range of other financial service firms, including banks and insurance companies. Competition has increased as smaller securities firms have been acquired by or merged into other firms. Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing and other resources than the Company. Many of these firms offer their customers more products and research than currently offered by us. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. We also face competition from companies offering discount and/or electronic brokerage services, including brokerage services provided over the Internet, which we are currently not offering and do not intend to offer in the foreseeable future. These competitors may have lower costs or provide more services, and may offer their customers more favorable commissions, fees or other terms than those offered by the Company. To the extent that issuers and purchasers of securities transact business without our assistance, our operating results could be adversely affected.

Government initiatives that simplify tax return preparation could reduce the need for tax preparation services as a third party tax return preparer.

Many taxpayers seek assistance from paid tax return preparers such as us because of the level of complexity involved in the tax return preparation and filing process. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns. The passage of any measures that significantly simplify tax return preparation or otherwise reduce the need for a third party tax return preparer could reduce demand for our services which may adversely affect operating results.

Changes in the tax law that result in a decreased number of tax returns filed or a reduced size of tax refunds could harm our business.

From time to time, the United States Treasury Department and the Internal Revenue Service adopt policy and rule changes and other initiatives that result in a decrease in the number of tax returns filed or reduce the size of tax refunds. Such changes in the tax law could reduce demand for our services, causing our operating results to be adversely affected.

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

Our future success will depend on our ability to develop and enhance our services and add new services. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant risks in the development of new or enhanced services, including the risks that we will be unable to:

●	effectively use new technologies;

●	adapt our services to emerging industry or regulatory standards; or

●	market new or enhanced services.

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

Many aspects of our business involve substantial risks of liability. There is a risk of litigation and arbitration within the securities industry, including class action suits seeking substantial damages. We are subject to actual and potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. We may be liable for the unauthorized acts of our retail brokers if we fail to adequately supervise their conduct. As an underwriter, we may be subject to substantial potential liability under federal and state laws and court decisions, including liability for material misstatements and omissions in securities offerings. We may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future. We carry "Errors and Omissions" insurance to protect against such legal actions, however, the policy is limited in items and amounts covered and there can be no assurance that it will cover a particular complaint. The adverse resolution of any legal proceeding involving us and/or our subsidiaries could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We face significant competition for registered representatives.

We are dependent upon the a large number of both independent contractor and employee registered representatives for our retail brokerage business. We are exposed to the risk that a large group of registered representatives could decide to affiliate with another firm and that we will be unable to recruit suitable replacements. A loss of a large group of our registered representatives could have a material adverse impact on our ability to generate revenue in the retail brokerage business.

The precautions we take to prevent and detect employee misconduct may not be effective, and we could be exposed to unknown and unmanaged risks or losses.

We run the risk that employee misconduct could occur. Misconduct by employees could include:

●	employees binding us to transactions that exceed authorized limits or present unacceptable risks to us;

●	employees hiding unauthorized or unsuccessful activities from us; or

●	the improper use of confidential information.

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

We cannot assure you that we will be able to prevent an extended and/or material system failure if any of the following events occur:

●	human error;

●	subsystem, component, or software failure;

●	a power or telecommunications failure;

●	an earthquake, fire, or other natural disaster or act of God;

●	hacker attacks or other intentional acts of vandalism; or

●	terrorist acts or war.

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

Our common stock is quoted on the OTCQB. Traditionally, the trading volume of the common stock has been limited. For example, for the 30 trading days ending on September 30, 2013, the average daily trading volume was approximately 230,342 shares per day and on certain days there was no trading activity. During such 30-day period the closing price of our common stock ranged from a high of $0.40 to a low of $0.28. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

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

As of September 30, 2013, our executive officers, directors and/or entities that these individuals are affiliated with, owned approximately 27.5% of our outstanding common stock, or approximately 37.4% on a fully-diluted basis. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions.

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

If our common stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. If at any time the common stock has a market price per share of less than $5.00, and we do not have net tangible assets of at least $2,000,000 or average revenue of at least $6,000,000 for the preceding three years, transactions in the common stock may be subject to the "penny stock" rules promulgated under the Exchange Act. Under these rules, broker-dealers that recommend such securities to persons other than institutional accredited investors:

●	must make a special written suitability determination for the purchaser;

●	receive the purchaser's written agreement to a transaction prior to sale;

●

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

●

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

There are risks associated with our common stock trading on the OTCQB rather than on a national exchange.

There may be significant consequences associated with our common stock trading on the OTCQB rather than a national exchange. The effects of not being able to list our common stock securities on a national exchange include:

●	limited release of the market price of our securities;

●	limited news coverage;

●	limited interest by investors in our securities;

●	volatility of our common stock price due to low trading volume;

●	increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and

●	limited ability to issue additional securities or to secure additional financing.

Our board of directors can issue shares of "blank check" preferred stock without further action by our stockholders.

Our board of directors has the authority, without further action by our stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

●	dividend rights;

●	conversion rights;

●	voting rights, which may be greater or lesser than the voting rights of our common stock;

●	rights and terms of redemption;

●	liquidation preferences; and

●	sinking fund terms.

At September 30, 2013, there are no shares of our preferred stock outstanding. The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company. We have no current plans to issue any preferred stock in the next 12 months, although the issuance of preferred stock may be necessary in order to raise additional capital.

We do not expect to pay any dividends on our common stock in the foreseeable future.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. We expect to retain all future earnings, if any, for investment in our business.

Item 2. PROPERTIES

The Company owns no real property. Its corporate headquarters are in space leased by the Company in New York, New York and Boca Raton, Florida. The Company also leases office space through its subsidiaries in Seattle, Washington, Tinton Falls, New Jersey and Orlando, Florida. Independent contractors individually lease the branch offices that are operated by those independent contractors.

Leases expire at various times through August 2021. The Company believes the rent at each of its locations is reasonable based on current market rates and conditions. We consider the facilities of our company and those of our subsidiaries to be reasonably insured and adequate for the foreseeable needs of the Company and its subsidiaries.

The Company leases office space in the following locations. The following chart provides information related to these lease obligations as of September 30, 2013:

Address	Approximate Square Footage	Approximate Annual Base Lease Rental	Lease Termination Date

410 Park Ave, 14th Floor New York, NY	11,885	$582,365	October 30, 2018
1001 Fourth Ave, Suite 3750 Seattle, WA	9,739	$338,436	June 30, 2017
4000 Rt. 66, Suite 331 Tinton Falls, NJ	4,258	$107,450	November 30, 2015
111 South Wacker Drive Chicago, IL	4,544	$136,320	April 30, 2017
1200 N. Federal Highway, Suite 400 Boca Raton, FL	11,510	$305,475	August 31, 2021
3010 North Military Trail Boca Raton, FL	2,634	$64,460	February 28, 2014
2170 W. St. Rd. 434 Longwood, FL	940	$13,632	September 30, 2014
131 Gaither Drive Mount Laurel, NJ	1,400	$19,600	Month to Month

Item 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $10,125,000 in aggregate. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2013 and 2012, are approximately $250,000 and approximately $325,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $1,022,000 and $1,158,000 for fiscal years 2013 and 2012, respectively.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades under the symbol “NHLD” on the OTCQB. Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices for the common stock as reported on the OTCQB for the period from October 1, 2011 to September 30, 2013.

Period	High	Low

October 1, 2011/December 31, 2011	$0.40	$0.17
January 1, 2012/March 31, 2012	$0.39	$0.15
April 1, 2012/June 30, 2012	$0.42	$0.18
July 1, 2012/September 30, 2012	$0.37	$0.12

Period	High	Low

October 1, 2012/December 31, 2012	$0.36	$0.13
January 1, 2013/March 31, 2013	$0.36	$0.16
April 1, 2013/June 30, 2013	$0.30	$0.18
July 1, 2013/September 30, 2013	$0.40	$0.25

The closing price of the common stock on December 23, 2013, as quoted on the OTCQB, was $0.55 per share.

Stockholders

As of September 30, 2013, the Company had approximately 238 stockholders of record and estimates its total number of beneficial stockholders at approximately 1,140.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans (1) not approved by security holders	10,000,000	$0.66	5,500,000
Total	10,000,000	$0.66	5,500,000

(1) Consists of options issued under the Company's 2013 Omnibus Incentive Plan

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

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through our principal subsidiaries, National Securities Corporation (“National Securities or “NSC”)and vFinance Investments, Inc. (“vFinance Investments”) (and collectively with National Securities and vFinance Investments, the “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients. Following the Company's merger with Gilman Ciocia, Inc., a Delaware corporation ("Gilman") in October 2013, we provide tax preparation services through Gilman, which is now our wholly-owned subsidiary. In November 2013, following approval from the Financial Industry Regulatory Authority ("FINRA"), National Securities received a transfer of Gilman's Prime Capital Services retail brokers and customer accounts.

Each of the Broker-Dealer Subsidiaries is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”) and are members of the Securities Investor Protection Corporation (“SIPC”) and the National Futures Association (“NFA”). In addition, each of the Broker-Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico and the U.S. Virgin Islands. Gilman is also subject to regulation by, among others, the Internal Revenue Service.

Our wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM") is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

Gilman provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

As of September 30, 2013, we had approximately 900 associated personnel serving retail and institutional customers, trading and investment banking clients. After the addition of all Gilman personnel, the Company has an estimated 1,150 associated personnel. In addition to our New York, New Jersey, Florida, Washington and Illinois branches, The Company has added approximately 27 Gilman corporate offices and with our approximately 80 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses, our combined location count is approximately 113.

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

2013 Highlights

Recapitalization

On January 24, 2013, as part of a comprehensive plan to redesign the capital structure of the Company, the Company raised cash to pay off liabilities and convert much of the convertible debt and other ownership instruments such as warrants in a Recapitalization (“Recapitalization”). The holders of a majority of the outstanding shares of our Series C Preferred Stock, par value $0.02 per share, approved the Amended and Restated Series C Certificate of Designation. The Amended and Restated Series C Certificate of Designation provided that, immediately following the closing of the private placement of our common stock in January 2013, all outstanding shares of Series C Preferred Stock automatically converted into shares of our common stock. As of December 2013, no shares of Series C Preferred Stock were outstanding.

On January 24, 2013, the Company entered into a Conversion and Exchange Agreement with the holder (the "Series D Holders") of its Series D Preferred Stock, par value $0.02 per share, the Series D Holders pursuant to which, among other things, each Series D Holder converted all of such Series D Holder's shares of Series D Preferred Stock into 6,000,000 shares of our common stock (the "Series D Conversion"). The closing of the Series D Conversion occurred on January 25, 2013. As of December 2013, no shares of Series D Preferred Stock were outstanding.

On January 24, 2013, the Company entered into a Conversion and Exchange Agreement with the holder (the "Series E Holder") of convertible notes in the aggregate initial principal amount of $5,000,000 (the "Notes") pursuant to which, among other things, (i) the Series E Holder converted all of the Notes (and all accrued and unpaid interest thereon) into shares of Series E Preferred Stock, par value $0.02 per share, in accordance with the terms and conditions of the Notes (the "Note Conversion"); and (ii) then the Series E Holder converted all of its Series E Preferred Stock into 10,000,000 shares of our common stock (the "Series E Conversion"). The closing of the Note Conversion and the Series E Conversion occurred on January 25, 2013. As of December 2013, no Notes or shares of Series E Preferred Stock were outstanding.

On January 24, 2013, the Company entered into a Warrant Exchange Agreement with certain holders of warrants to purchase our common stock (the "Warrantholders") pursuant to which, among other things, the Warrantholders exchanged certain of the warrants for 12,951,195 shares of our common stock (the "Warrant Exchange"). The closing of the Warrant Exchange occurred on January 25, 2013. As of December 2013, there were warrants to purchase 896,755 shares of Common Stock issued and outstanding.

Merger with Gilman

On October 15, 2013, we completed a merger with Gilman . Pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 20, 2013, by and among us, National Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Gilman, Merger Sub was merged with and into Gilman, with Gilman surviving the merger and becoming a wholly-owned subsidiary of us.

Pursuant to the Merger Agreement, the Company issued to the Gilman stockholders 0.235019 shares of its common stock for each outstanding share of Gilman common stock.

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

The Company’s critical accounting policies are as follows:

Revenue Recognition - Customer security transactions and the related commission income and expense are recorded as of the trade date. Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees and sales concessions are recorded on the offering date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, NFS, COR, ICBC, Rosenthal, RJO and Southwest. The interest is billed based on the customer’s average daily balance of the margin account.

Principal transactions result from securities transactions entered into for the account and risk of the Company. Net dealer inventory gains are recorded on a trade date basis. Transfer fees are charged for each customer’s security transaction, and are recognized as of the trade date. Investment advisory fees are account management fees for high net worth clients based on the amount of the assets under management. These fees are billed quarterly and recognized at such time that the service is performed and collection is probable.

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

The Company assessed the classification of its derivative financial instruments as of September 30, 2013, which consist of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under ASC 815.

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

However, the Company believes that certain conversion features embedded in its Series C and Series D Preferred Stock and the related warrants issued in connection with such instruments were not clearly and closely related to the economic characteristics of the Company’s stock price prior to March 31, 2011. Accordingly, the Company recognized derivative liabilities in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every Statement of Financial Condition thereafter. The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate. As of March 31, 2011, the Series C and Series D Preferred Stock and the warrants associated with such Preferred Stock have been accounted for as equity contracts. As of September 30, 2013, the Company no longer had any shares for convertible preferred stock issued and outstanding.

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

Results of Operations

Fiscal Year 2013 Compared with Fiscal Year 2012

The Company’s fiscal year 2013 resulted in an increase in revenues, and a decrease in total expenses, with variable costs increasing due to higher revenues, but substantial cost savings as implemented by management in compensation, occupancy and equipment costs and interest expense compared with fiscal year 2012. As a result, the Company reported a net income of $1,568,000 compared with a net loss of $1,937,000 for the fiscal years 2013 and 2012, respectively.

Revenues

	Fiscal Year		Increase ( Decrease)
	2013	2012	Amount	Percent
Commissions	$78,168,000	$70,301,000	$7,867,000	11%
Principal transactions	13,426,000	14,427,000	(1,001,000)	-7%
Investment banking	14,002,000	15,390,000	(1,388,000)	-9%
Interest and dividends	3,935,000	2,996,000	939,000	31%
Transfer fees and clearing services	7,740,000	7,196,000	544,000	8%
Investment advisory fees	9,508,000	8,092,000	1,416,000	17%
Other	804,000	246,000	558,000	227%
	$127,583,000	$118,648,000	$8,935,000	8%

Total revenues increased $8,935,000, or 8%, in fiscal year 2013 to $127,583,000 from $118,648,000 in fiscal year 2012. The increase in revenues is primarily due to very favorable general market conditions allowing for an increase in retail brokerage transactions offset by decreases in net dealer inventory gains and investment banking.

●

Commissions revenues increased by $7,867,000, or 11%, to $78,168,000 from $70,301,000 during fiscal 2013 when compared to the prior year, primarily due to better market conditions resulting in higher volumes of transactions made on behalf of our clients;

●

Principal transactions, which includes profits on proprietary trading, market making activities, and customer mark-ups and mark-downs decreased by $1,001,000, or 7%, to $13,426,000 from $14,427,000 during fiscal 2013 when compared to fiscal 2012, primarily due to less favorable trading conditions affecting our market making and municipal and treasury fixed income trading activities in the year ended September 30, 2013, as compared to the prior year period;

●

Investment banking fees decreased by $1,388,000, or 9%, to $14,002,000 from $15,390,000, during fiscal 2013 when compared to the prior year. The Company closed a larger number of transactions in 2013 as compared to 2012, but the average size of the transactions and thus the average revenue earned per transaction was less than in 2012;

●

Interest and dividend revenue primarily consists of interest on customer margin account balances. Interest and dividends increased by $939,000, or 31% to $3,935,000 from $2,996,000 during fiscal 2013 when compared to the prior year. The increase is primarily due to higher customer margin account balances and higher customer free cash balances along with slightly higher interest rates;

●

Transfer fees and clearing service revenue, which primarily consists of fees charged to our registered representatives to execute on their behalf, increased by $544,000, or 8%, to $7,740,000 from $7,196,000 during fiscal 2013 when compared to the prior year. The increase is consistent with the higher number of transactions made on behalf of our clients during the most recent year as evidenced by higher commission revenue;

●

Investment advisory fees, which primarily consists of fees charged to our clients in our asset based money management group, increased by $1,416,000, or 17%, to $9,508,000 from $8,092,000 during fiscal 2013 when compared to the prior year. The increase is primarily due to an increase in assets under management during the most recent year;

●

Other revenue which consists of transaction fees charged to our customers and other investment income increased by $558,000, or 227% to $804,000 from $246,000 during fiscal 2013 when compared to the prior year. The increase is consistent with the higher number of transactions made on behalf of our clients during the most recent year as evidenced by higher commission revenue.

Operating expenses

	Fiscal Year		Increase ( Decrease)
	2013	2012	Amount	Percent
Commissions, compensation, and fees	$110,656,000	$103,800,000	$6,856,000	7%
Clearing fees	2,134,000	1,662,000	472,000	28%
Communication Expenses	4,494,000	4,731,000	(237,000)	-5%
Occupancy and equipment costs	3,300,000	4,189,000	(889,000)	-21%
Professional fees	3,382,000	2,714,000	668,000	25%
Interest	248,000	916,000	(668,000)	-73%
Taxes, licenses and registration	1,582,000	1,536,000	46,000	3%
	$125,796,000	$119,548,000	$6,248,000	5%

In comparison with the 8% increase in total revenues, total expenses increased 5%, or $6,248,000, to $125,796,000 for fiscal year 2013 compared to $119,548,000 in fiscal year 2012. The increase in total expenses is primarily a result of increased commission expense and clearing fees which is consistent with the increase in transaction volumes and commission revenues, offset by decreases in communications costs and occupancy and equipment costs resulting from management’s cost cutting efforts. Interest expense also decreased significantly due to the Recapitalization which allowed us to repay all of our debt in 2013.

Commission, compensation, and fees, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as base compensation to our employees, brokers, and support staff, increased by $6,856,000, or 7%, to $110,656,000 from $103,800,000 during fiscal year 2013 when compared to the prior year. The increase is primarily attributable to an increase in commission expense related to retail commission revenues. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $349,000 and $265,000 for fiscal 2013 and 2012, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee non commission based compensation decreased by approximately $975,000 to approximately $7,701,000 in 2013 from $8,676,000 in 2012. Employee compensation includes the amortization of the fair value associated with stock based compensation of $379,000 and $10,000 in fiscal 2013 and 2012, respectively.

Clearing fees increased by $472,000 or 28% to $2,134,000 from $1,662,000 during fiscal 2013 when compared to the prior year. The increase is commensurate with an increase in transaction volumes and clearance service revenues in fiscal 2013.

Communication expenses decreased by $237,000 or 5%, to $4,494,000 from $4,731,000 during fiscal 2013 when compared to the prior year. This decrease is primarily due to the reduction of duplicative costs necessitated by the replacement of our primary phone system in our headquarters in New York due to fire damage, as well as the renegotiation of telecommunication contracts to a lower costs structure.

Occupancy, equipment and other administrative expenses decreased by $889,000, or 21%, to $3,300,000 from $4,189,000 during fiscal 2013 when compared to the prior year. This year we moved our principal executive office in New York City from Downtown to Midtown in order to take advantage of a more efficient design by reducing our footprint from 22,000 square feet to just under 12,000 square feet. We also redesigned our Boca Raton, Florida office to create efficiencies sufficient to reduce our footprint by over 5,000 square feet eliminating a sublet agreement. As both of these changes occurred in the third and fourth quarter of fiscal year 2013, the Company anticipates additional savings in fiscal year 2014.

Professional fees increased by $668,000, or 25% to $3,382,000 from $2,714,000 during fiscal 2013 when compared to the prior year. The increase in professional fees is primarily a result of legal and consulting costs incurred in connection with the Recapitalization in January and the merger with Gilman which was completed in October 2013.

Interest expense decreased by $668,000, or 73%, to $248,000 from $916,000 during fiscal 2013 when compared to the prior year. The decrease is primarily due to the Company’s Recapitalization which allowed for the repayment of all outstanding debt in 2013.

Taxes, licenses and registration increased by $46,000, or 3%, to $1,582,000 from $1,536,000 during fiscal 2013 compared to 2012.

Loss on investment of unaffiliated entity

In December 2012, we fully reserved against our interest in an unaffiliated entity, an investment made by vFinance, Inc. in 2006. This resulted in a loss of investment in unaffiliated entity of $162,000. We did not incur such losses during fiscal 2012.

The Company reported a net profit of $1,568,000 in fiscal year 2013 compared to a net loss of $1,937,000 in fiscal year 2012. The profit attributable to common stockholders in fiscal year 2013 was $1,568,000 or $0.02 per common share, as compared to a net loss attributable to common stockholders of $2,030,000, or $0.08 per common share in fiscal year 2012. The net income attributable to common stockholders for fiscal years 2013 reflects no cumulative preferred stock dividends and 2012 reflects $93,000 of cumulative preferred stock dividends on the Company’s previously issued but no longer outstanding Series A convertible preferred stock.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities. For fiscal year 2013 and 2012, EBITDA, as adjusted, was $4,103,000 and $1,529,000, respectively. This improvement of $2,574,000 during fiscal 2013 when compared to 2012 resulted primarily from an increase in operating profitability.

The following table presents a reconciliation of EBITDA, as adjusted, to net loss as reported in accordance with generally accepted accounting principles, or GAAP.

	Fiscal Year Ended
	2013	2012

Net income (loss), as reported	$1,568,000	$(1,937,000)
Interest expense	248,000	916,000
Income taxes	158,000	153,000
Depreciation	460,000	533,000
Amortization	466,000	538,000
EBITDA	2,900,000	203,000
Non-cash compensation expense	379,000	10,000
Forgivable loan amortization	349,000	265,000
Loss on investment in unaffiliated entity	162,000	-
Non-cash settlement costs	313,000	-
Loss on disposition of unconsolidated joint venture	-	1,051,000
EBITDA, as adjusted	$4,103,000	$1,529,000

EBITDA, as adjusted for non-cash compensation expense, forgivable loan amortization, loss on investment in unaffiliated entity and loss on disposition of joint venture and non-cash settlement costs, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance		Average Balance
	September 30,		during fiscal
	2013	2012	2013	2012
Cash	$19,985,000	$7,934,000	$13,959,000	$7,316,000
Receivables from broker-dealers and clearing organizations	4,296,000	3,650,000	3,973,000	3,182,000
Marketable securities	428,000	696,000	562,000	575,000

Accounts payable, accrued expenses and other liabilities	13,686,000	11,560,000	12,623,000	11,696,000
Convertible notes payable excluding debt discount	-	6,800,000	3,400,000	6,400,000
Subordinated borrowings	-	1,000,000	500,000	550,000

At September 30, 2013 and 2012, 84% and 74%, respectively, of our total assets consisted of cash and cash equivalents, marketable securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

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

National Securities has elected to use the alternative standard method permitted by the Rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital. At September 30, 2013, National Securities had net capital of approximately $4,586,000 which was approximately $4,336,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000. In addition to the net capital requirements, vFinance Investments is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2013, vFinance Investments had net capital of approximately $2,289,000, which was approximately $1,289,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 52.9%. The Broker-Dealer Subsidiaries qualify under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from the Broker-Dealer Subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During 2013 and 2012, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

Our primary sources of liquidity include the sale of our securities and other financing activities and our cash flow from operations. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least 2014. However, we may need to raise funds to enhance our working capital and for strategic purposes.

At September 30, 2013, National Holdings Corporation had no interest-bearing debt.

At September 30, 2013, pursuant to our Merger Agreement with Gilman, we committed to satisfy between $5.0 and $5.4 million of their liabilities at the date of closing. On October 15, 2013, we satisfied $5.4 million of certain of Gilman’s outstanding liabilities from cash on hand.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have amounted to $241,000 and $221,000 during fiscal 2013 and 2012, respectively.

	Year ended September 30,
	2013	2012
Cash flows from operating activities
Net Income (Loss)	$1,565,000	$(1,951,000)
Non-cash adjustments
Depreciation and amortization	922,000	1,154,000
Loss on disposition of unconsolidated joint venture	-	1,051,000
Amortization of advances to registered representatives	349,000	265,000
Loss on investment in unaffiliated entity	162,000	-
Fair value of options	379,000	10,000
Net realized and unrealized gains on securities	(1,202,000)	23,000
Other	(96,000)	46,000

Changes in operating assets and liabilities
Receivables from clearing organizations, broker-dealers and others	(1,722,000)	(786,000)
Marketable securities	1,487,000	(307,000)
Accounts payable and accrued expenses and other liabilities	2,024,000	773,000
Other	(354,000)	29,000
Net cash provided by operating activities	3,514,000	307,000

Cash flows from investing activities
Capital contributions to unconsolidated joint venture	-	(550,000)
Purchase of fixed assets	(241,000)	(221,000)
Net cash used in investing activities	(241,000)	(771,000)

Cash flows from financing activities
Proceeds from (Repayment) of subordinated borrowings, net	(1,000,000)	900,000
Proceeds from convertible notes payable	-	5,000,000
Repayment of notes and convertible notes payable	(1,800,000)	(4,200,000)
Proceeds from issuance of common stock	11,578,000	-
Net cash provided by financing activities	8,778,000	1,700,000

Net increase in cash and cash equivalents	$12,051,000	$1,236,000

Year ended September 30, 2013

The increase in receivables from clearing organizations, broker-dealers and others at September 30, 2013 as compared to September 30, 2012 is primarily due to the higher revenues in September 2013 as compared to September 2012 revenues. These receivables are typically received within 30 days of the close of the month. Changes in securities owned (which are received as compensation from investment banking deals) are primarily due to a general decrease in marketable securities resulting from higher disposition activity in such securities during fiscal 2013, which resulted in net proceeds of approximately $1.5 million. The increase in accounts payable, accrued expenses and other liabilities at September 30, 2013 as compared to September 30, 2012 is primarily due to the higher commissions payable consistent with the revenues in September 2013 as compared to September 2012 revenues.

Cash used in investing activities during fiscal 2013 amounted to $241,000 and primarily consisted of recurring purchases of computer equipment.

Cash provided by financing activities during fiscal 2013 consists of net proceeds from issuance of shares of our common stock in two placements which generated net proceeds of $11,578,000 which were partly used to satisfy our remaining obligations under certain convertible notes payable and subordinated borrowings amounting to $1,800,000 and $1,000,000, respectively.

Year ended September 30, 2012

The increase in receivables during fiscal 2012 of $786,000 is primarily due to an increase in receivables from clearing firms resulting from higher revenues during the month of September year over year, and the increase in payables during fiscal 2012 of $773,000 is primarily due to an increase in commissions payable corresponding to the higher sales during the month of September year over year.

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

Operating cash flows from period to period

Our cash flows from operating activities increased to $3,514,000 from $307,000 for fiscal years 2013 and 2012, respectively. Such increase is primarily attributable to the following:

●	Greater revenues offset by related expenses, such as brokers commissions during the respective periods;

●	Aforementioned changes in assets and liabilities during the respective periods.

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

The following table shows the market values of the Company's marketable and non-marketable securities owned and securities sold, but not yet purchased as of September 30, 2013:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks –marketable	$428,000	$15,000
Corporate stocks –non-marketable	22,000	-
Restricted stock and warrants – non-marketable	17,000	-
Total	$467,000	$15,000

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

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

The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a - 15(f) of the Exchange Act.

The Company's management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of September 30, 2013, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company's internal controls over financial reporting was effective as of September 30, 2013.

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

Changes in internal controls: We have continually had in place systems relating to internal controls over financial reporting. There were no significant changes in the Company’s internal controls over financial reporting identified with the evaluation thereof during the fiscal year ended September 30, 2013 or in other factors that could significantly affect those controls and procedures subsequent to the date of our evaluation nor any significant deficiencies or material weaknesses in such controls and procedures requiring corrective actions.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2013 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our current directors and executive officers and their ages, positions, the class and year in which our each of our director's term expires, biographies and outside directorships are set forth below. Also included for our directors is information regarding their specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve on our Board. Our executive officers are appointed by, and serve at the discretion of, our Board. This information is as of December 23, 2013:

Name	Age	Positions Held	Class and Year in Which Term Expires
Mark D. Klein (4)	51	Executive Co-Chairman and Chief Executive Officer	Class II, 2015
Robert B. Fagenson	65	Executive Co-Chairman	Class I, 2014
Mark Goldwasser	55	President and Director	Class III, 2016
Leonard J. Sokolow	57	Director	Class III, 2016
Frank S. Plimpton (1)(4)	59	Director	Class II, 2015
Salvatore Giardina (1)(2)(3)	51	Director	Class III, 2016
Peter Zurkow (1)(2)	60	Director	Class I, 2014
William Lerner (2)(3)(4)	73	Director	Class I, 2014
Frederic B. Powers III (3)	47	Director	Class II, 2015
James Ciocia	57	Director	Class I, 2014
Frederick Wasserman	59	Director	Class II, 2015
Alan B. Levin	50	Chief Financial Officer

(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Corporate Governance Committee
(4) Member of Nominating Committee

Mark D. Klein has been a member of our Board of Directors since March 2012. Mr. Klein has served as Executive Co-Chairman since July 2012 and as Chief Executive Officer since January 2013. Mr. Klein has served as a member of the board of directors of GSV Capital Corp. since 2011. Mr. Klein also served as a director of New University Holdings Corp., a capital pool company listed on the TSX Venture Exchange, since its inception in 2010 through August 2011, when of New University Holdings merged with ePals, Inc., the world’s largest K-12 learning network provider. In addition, from April 2010 until May 2011, Mr. Klein served as the Chief Executive Officer, President and a Director of 57th Street General Acquisition Corp, a special purpose acquisition company, until it completed a merger with Crumbs Bake Shop. Mr. Klein continues to serve as a Director of Crumbs. Between 2007 and 2009, Mr. Klein served as the Chief Executive Officer, President and a Director of Alternative Asset Management Acquisition Corporation, a special purpose acquisition company he helped form in 2007, and which completed a merger with Great American Group LLC. Mr. Klein continues to serve on the Board of Directors of Great American Group. From 2007 until 2008, Mr. Klein served as the Chief Executive Officer of Hanover Group US LLC, an indirect US subsidiary of the Hanover Group. Prior to joining Hanover in 2007, Mr. Klein served as Chairman of Ladenburg Thalmann & Co. Inc. From March 2005 to September 2006, he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co. Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Prior to joining Ladenburg Thalmann, from June 2000 to March 2005, Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were the US subsidiaries of the National Bank of Greece. Mr. Klein has been a portfolio manager of the LTAM Titan Fund, a fund of funds hedge fund, since 2004. Mr. Klein is also a Managing Member and Majority Partner of M. Klein & Company, LLC, which owns the Klein Group, LLC, a registered broker dealer. Mr. Klein also maintains registration with the Klein Group, LLC as a registered representative and Principal. Mr. Klein is a graduate of the J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree, and also received a Bachelor’s of Business Administration Degree with high distinction from Emory University. Our Board of Directors has concluded that Mr. Klein’s extensive familiarity with the financial and investment banking industries and experience as a director of other publicly-traded companies provides our Board of Directors with valuable insight and perspective, and that therefore he is qualified to serve as a member of our Board of Directors.

Robert Fagenson has been a member of our Board since March 2012 and has served as Executive Co-Chairman since July 2012. Mr. Fagenson has spent the majority of his career at the New York Stock Exchange, where he was Managing Partner of one of largest specialist firms operating on the exchange trading floor. Having sold his firm and subsequently retired from that business in 2007, he has been CEO of Fagenson. & Co., Inc., a 50 year old broker dealer that engaged in institutional brokerage as well as investment banking and money management. On March 1, 2012, Fagenson transferred its brokerage operation, accounts and personnel to National Securities and operates as a branch office of that firm. During his career as a member of the New York Stock Exchange beginning in 1973, he has served as a Governor on the trading floor and was elected to the NYSE Board of Directors in 1993, where he served for six years, eventually becoming Vice Chairman of the Board in 1998 and 1999. He returned to the Board in 2003 and served until the Board was reconstituted with only non-industry directors in 2004. Mr. Fagenson has served on the boards of a number of public companies and presently is the Non-Executive Chairman of Document Security Systems, Inc. (NYSE MKT - DMC) and a member of the Board of Cash Technologies Corp. He is also a Director of the National Organization of Investment Professionals (NOIP). In addition to his business related activities, Mr. Fagenson, serves as Vice President and a Director of New York Services for the Handicapped, Treasurer and Director of the Centurion Foundation, Director of the Federal Law Enforcement Officers Association Foundation, Treasurer and Director of the New York City Police Museum and as a Member of the Board of the Sports and Arts in Schools Foundation. He is a Member of the alumni boards of both the Whitman School of Business and the Athletic Department at Syracuse University. He also serves in a voluntary capacity on the boards and committees of many civic, social and community organizations. Mr. Fagenson received his B.S. degree in Transportation Sciences & Finance from Syracuse University in 1970. Our Board of Directors believes that Mr. Fagenson's extensive experience in serving on boards of directors and his leadership experience he gained by serving as Chief Executive Officer of Fagenson & Co., Inc., as well as his extensive knowledge of public company governance derived from his many years of service on the board of and as vice chairman of The New York Stock Exchange, qualifies him to serve on our Board of Directors.

Mark Goldwasser has served as a member of our Board since December 2001. Mr. Goldwasser joined National in June 2000. Mr. Goldwasser has served as our President since January 2013. From August 2000 to July 2008 Mr. Goldwasser also served as our President. From December 2001 to January 2013 he served as our Chief Executive Officer and from April 2005 to March 2012 he served as our Chairman. Prior to joining National, Mr. Goldwasser was the Global High Yield Sales Manager at ING Barings from 1997 to 2000. From 1995 to 1997, Mr. Goldwasser was the Managing Director of High Yield Sales at Schroders & Co., and from 1991 to 1995, the Vice President of Institutional High Yield Sales at Lazard Freres & Co. From 1984 to 1991, Mr. Goldwasser served as the Associate Director of Institutional Convertible Sales and Institutional High Yield Sales at Bear Stearns & Co., Inc. From 1982 to 1984, Mr. Goldwasser was a Floor member of the New York Mercantile Exchange (NYMEX) and the Commodity Center (COMEX). Mr. Goldwasser received his B.A. with Honors from the University of Capetown in 1979. Our Board of Directors believes that Mr. Goldwasser's extensive experience in the broker dealer industry, as well as his extensive knowledge of all aspects of our business that he gained in previously serving as our Chief Executive Officer, qualifies him to serve on our Board of Directors.

Leonard J. Sokolow served as the chairman of the board of directors of vFinance since January 1, 2007, one of its directors since November 8, 1997 and its Chief Executive Officer since November 8, 1999. Following the merger of vFinacne with National in July 2008, Mr. Sokolow joined National as its Vice Chairman and President and become a member of the board of directors as the nominee of vFinance and served as its President until July 2012 and as Vice Chairman until January 2013. From January 5, 2001 through December 31, 2006, Mr. Sokolow was President of vFinance. From November 8, 1999 through January 4, 2001, Mr. Sokolow was Vice Chairman of vFinance’s board of directors. Since September 1996, Mr. Sokolow has been President of Union Atlantic LC, a merchant banking and strategic consulting firm specializing domestically and internationally in technology industries that is a wholly owned subsidiary of vFinance. Union Atlantic LC has been inactive since September 16, 2005. Since August 1993, Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business-consulting firm. Genesis Partners, Inc. has been inactive since December 31, 2002. From August 1994 through December 1998, Mr. Sokolow was the Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a public closed-end management investment company. Mr. Sokolow received his B.A. degree in Economics from the University of Florida in 1977, a J.D. degree from the University of Florida Levin College of Law in 1980 and an L.L.M. degree in Taxation from the New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant. He is also a director of Consolidated Water Co. Ltd. (Nasdaq: CWCO) and Chairman of its audit and nominations committees, positions he has held since May 2006 and October 2009 respectively, and a director of Alberta Oilsands Inc. (TSX-V:AOS) and Chairman of its audit committee, positions he has held since April 2010. Our board of directors believes that Mr. Sokolow's business, leadership and management experience he gained by serving as President of vFinance and Genisis Partners and as Chief Executive Officer of American Growth Fund, as well as his extensive knowledge of all aspects of our business that he gained in serving as our President, qualifies him to serve on our board of directors.

Frank S. Plimpton has served as a member of our Board since June 2010. Mr. Plimpton has over 30 years of experience in reorganizations, investment banking and private equity investing. Mr. Plimpton served as a partner of Matlin Patterson Global Advisors LLC from its inception in July 2002 through 2008, and was a member of its predecessor, the Distressed Securities Group at Credit Suisse First Boston from 1998-2002. Mr. Plimpton worked as a distressed investor with Smith Management Company (1991-1995), Pegasus Financial (1995-1996) and Wexford Capital Advisors (1996-1998); as an M&A/restructuring investment banker with PaineWebber Incorporated (now part of UBS, 1984-1989) and Solomon Brothers, Inc. (now part of Citicorp, 1989-1991); and as a Chapter 11 bankruptcy lawyer with Milbank, Tweed, Hadley & McCloy (1981-1984). Mr. Plimpton is a former director of Broadpoint Gleacher Securities, Inc. (now Gleacher & Co.), XLHealth Corporation, Renewable BioFuels, LLC, and NorthernStar Natural Gas, LLC. Mr. Plimpton holds a BA in Applied Mathematics and Economics from Harvard College (cum laude, 1976). Mr. Plimpton received a law degree from the University of Chicago Law School (1981), and an MBA (1980) from the University of Chicago Booth School of Business. Our Board of Directors believes that Mr. Plimpton's extensive experience in private equity, reorganizations, investment banking and investing qualifies him to serve on our Board of Directors.

Salvatore Giardina has served as a member of our Board since October 2012. He has served as Chief Financial Officer of Pragma Securities LLC and its holding company, Pragma Weeden Holdings LLC, since 2009. From 2006 through 2008, Mr. Giardina served as S.V.P. and Chief Financial Officer of G-Trade Services LLC and ConvergEx Global Markets LLC. From 2002 through 2006, Mr. Giardina served as V.P. and Chief Financial Officer of Ladenburg Thalmann Financial Services Inc., the publicly-traded holding company of Ladenburg Thalmann & Co., Inc., where Mr. Giardina served as its E.V.P. and Chief Financial Officer from 1998 through 2006 and as its Controller from 1990 through 1998. From 1983 through 1990, Mr. Giardina was an auditor with the national public accounting firm of Laventhol & Horwath. Mr. Giardina is a certified public accountant and is Series 27 registered. Mr. Giardina earned his Bachelor of Business Administration degree from Pace University in 1983. Our Board of Directors believes that Mr. Giardina's extensive financial expertise and his practical and management experience in public accounting and securities broker-dealers qualifies him to serve on our Board of Directors. Mr. Giardina also serves as our Audit Committee financial expert.

Peter Zurkow has served as a member of our Board since October 2012. He has served as Managing Director and Head of Corporate Finance at Britton Hill Capital since 2011. He is Co-Founder of Gourmetrics, Inc. From 2010 through 2012, Mr. Zurkow served as Acting EVP and Director of Finance and Business Development at Advanced Brain Technologies. From 2007 through 2009, Mr. Zurkow served as Portfolio Manager and Chief Compliance Officer for 12 Meter Management, L.P. / Select 12 Meter Funds. From 2004 through 2007, Mr. Zurkow was a Co-Founder and Managing Member of Fox Hall Investments, LLC. From 2002-2004, Mr. Zurkow was a Managing Director of Investec, Inc. From April 2001 to December 2001, he was a private investor. Prior to joining Investec, from 1992 to April 2001 Mr. Zurkow was a Managing Director in UBS Warburg’s technology investment banking division. He joined UBS in conjunction with its acquisition of Paine Webber Group, where Mr. Zurkow had been a Managing Director in the firm’s investment banking, principal transactions, and fixed income divisions from 1992 to 2000. He was also a Managing Partner of PaineWebber’s alternative asset management arm and a Member of the Investment Committee for the firm’s Employee Pension Fund. Prior to joining PaineWebber, Mr. Zurkow was an Associate Managing Director and a Portfolio Manager in the Risk Arbitrage Department of Wertheim, Schroder. Our Board of Directors believes that Mr. Zurkow's extensive experience in investing and investment banking qualifies him to serve on our Board of Directors.

William Lerner has served as a member of our Board since March 2013. For over the last five years, Mr. Lerner has been engaged in the private practice of corporate and securities law in New York and Pennsylvania. Since 2006, Mr. Lerner has served as a director/trustee of The Daily Income Fund, a diversified, open-end management investment company, and also serves on its Compensation Committee and is the Chairman of the Compliance and Risk Committee. Mr. Lerner also served as Branch Chief of the Enforcement Division at the SEC and a former officer and director of compliance at the American Stock Exchange. Our Board of Directors believes that Mr. Lerner's perspective as a non-management director and his experience as a corporate lawyer with substantial experience and insight into matters relating to the SEC and the securities markets qualifies him to serve on our Board of Directors.

Frederic B. Powers III, has served as a member of our Board since March 2013. Since June 2012, Mr. Powers has served as Managing Director of Powers Private Equity LLC – Family Office, a company that makes direct investments in public and private companies. From 1989 to May 2012, Mr. Powers served in various capacities, including President and Executive Vice President, at Powers Fasteners, Inc., a global manufacturer and distributor of construction products to the professional market. Our Board of Directors believes that Mr. Powers' perspective as a non-management director and as an investors, as well as his 23 years' executive level experience he gained by serving as President and Executive Vice President of a multinational corporation qualifies him to serve on our Board of Directors.

James Ciocia has served as a member of our Board since October 2013. He was a principal founder of Gilman Ciocia, Inc. having opened its first tax preparation office in 1981 and serving as its Chief Executive Officer from 1981 until November 6, 2000. Mr. Ciocia holds a B.S. in Accounting from St. John's University. Mr. Ciocia brings to the board of directors extensive business and operating experience as well as insights into and experiences within the tax preparation and financial planning industry.

Frederick Wasserman has served as a member of our Board since Octboner 2013. He served as a director of Gilman Ciocia, Inc. from September 2007 under October 2013. Since May 2008, Mr. Wasserman has served as the President of FGW Partners, LLC, which provides management and financial consulting services. From January 2007 until April 2008 Mr. Wasserman provided management and financial consulting services as a sole practitioner. From August 2005 until December 31, 2006, Mr. Wasserman served as the Chief Operating and Chief Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to his employment at Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of W. Goebel Porzellanfabrik GmbH & Co., an international manufacturer of collectibles, gifts and home decor. Mr. Wasserman held several positions, including Chief Financial Officer and President with Goebel of North America from 2001 to 2005. Mr. Wasserman is non-executive Chairman of the Board and audit committee member for DHL Holdings Corp. (formerly TeamStaff, Inc.), a provider of government logistics services. Mr. Wasserman is also a director and Chairman of the audit committee of MAM Software Group Inc., a provider of software products for the automobile aftermarket, director, Chairman of the audit committee and compensation committee member of Breeze-Eastern Corporation, a manufacturer and distributor of cargo and rescue lifting equipment, and director, Chairman of the audit committee and compensation committee member for SMTC Corp (symbol SMTX) a global provider of electronics manufacturing services. Mr. Wasserman received a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1976. As the President of a management and financial consulting services firm, and former Chief Financial Officer, Chief Operating Officer and President of several public and private companies, Mr. Wasserman brings to our board a great deal of experience as an active member of a number of public company boards as well as a deep understanding of the financial and operational aspects of a business.

Alan B. Levin, has been our Chief Financial Officer since the merger with vFinance, Inc. in July 2008. Prior to that, he served as Chief Financial Officer of vFinance since January 2007. Prior to that date, he served as its Interim Chief Financial Officer since July 2006 and its Controller since June 2005. Prior to joining vFinance, Mr. Levin served as Chief Financial Officer for United Capital Markets, Inc. from September 2000 to January 2005. Mr. Levin has over 14 years of experience in the brokerage industry serving as a Financial and Operations Principal and 24 years of experience serving in accounting management roles in various industries. He received a B.S. degree in Economics with a concentration in Accounting from Southern Connecticut State University in New Haven, Connecticut in 1986.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms that they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from certain reporting persons, all required Section 16(a) filings applicable to its directors, executive officers and greater-than-ten-percent beneficial owners were properly filed during the fiscal years ended October 28, 2012 and October 30, 2011, except that during the fiscal year ended September 30, 2013, Frederick Powers filed a late Form 3 and Mark Goldwasser filed a late Form 4 for one reportable transaction.

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

The Company has adopted a Code of Ethics that applies to its chief executive officer, chief financial officer, and persons performing similar functions. The Code of Ethics is incorporated herein by reference.

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board from those procedures set forth in our Proxy Statement for our 2013 Annual Meeting of Stockholders, filed with the SEC on March 11, 2013.

Audit Committee

The Audit Committee consists of Salvatore Giardina, Frank S. Plimpton, and Peter Zurkow. Each committee member is financially literate and meets the current independence requirements for Audit Committee membership under both the rules of the SEC and The Nasdaq Stock Market. Under SEC rules, companies are required to disclose whether their audit committees have an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K under the Exchange Act. The Board of Directors has determined that Salvatore Giardina is a financial expert.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation paid by us to each of Mark D. Klein, Mark Goldwasser and Alan B. Levin (collectively the “Named Executive Officers”) during the fiscal years ended September 30, 2013 and 2012:

Name and Capacity	Year	Salary	Bonus(3)	Equity Compensation(4)	Other Compensation(5)	Total Compensation
Mark D. Klein	2013	$1	$-	$66,874	$-	$66,875
Chief Executive Officer(1)	2012	$-	$-	$-	$-	$-

Mark Goldwasser	2013	$414,201	$160,667	$14,961	$27,216	$617,045
Former Chief Executive Officer and Current President (2)	2012	$494,310	$-	$-	$25,670	$519,980

Alan B. Levin	2013	$192,228	$36,005	$6,416	$13,140	$247,789
Chief Financial Officer	2012	$203,474	$-	$-	$13,324	$216,798

(1)	On January 25, 2013, Mr. Klein became our Chief Executive Officer.
(2)	On January 25, 2013, Mr. Goldwasser resigned as our Chief Executive Officer and was appointed our President.
(3)

This amount represents a cash bonus of $120,000 and non-cash bonus in the form of a warrant given to the executive as compensation with a value of $40,667 as compensation paid to Mr. Goldwasser in accordance with his employment agreement.

(4)	The amount shown in this column represents the grant date fair value of options awards or restricted stock units as determined pursuant to ASC 718.
(5)	Represents perquisite payments for auto allowance and club memberships and certain insurance premiums as follows:

	2013	2012
Mark D. Klein
Auto Allowance	$-	$	na
Club membership	$-	$	na
Insurance Premiums	$-	$	na
	-		-
Mark Goldwasser
Auto Allowance	$12,000		$12,000
Club membership	$2,076		$346
Insurance Premiums	$13,140		$13,324
	$27,216		$25,670
Alan B. Levin
Auto Allowance	$-		$-
Club membership	$-		$-
Insurance Premiums	$13,140		$13,324
	$13,140		$13,324

In October 2013, the Company paid bonuses accrued for in fiscal 2013 to Messrs. Klein, Goldwasser and Levin in accordance with their employment agreements, in non-cash form by transferring ownership in certain Company-owned warrants of an unaffiliated entity. The pretax fair market value of these grants based on the market price on the date of grant, were approximately $161,000, $42,000 and $36,000 respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Mark D. Klein

On June 7, 2013, National entered into a Co-Executive Chairman and Chief Executive Officer Compensation Plan (the "Klein Agreement") with Mark D. Klein, providing for the terms of his employment as Co-Executive Chairman and Chief Executive Officer for a period beginning January 25, 2013 and ending on September 30, 2015 (the "Klein Term"). Mr. Klein initially received a base salary $1.00 per annum. Beginning October 1, 2013 Mr. Klein's base salary is $200,000 per year for Fiscal year 2014 as approved by the Compensation Committee (the "Compensation Committee") of our board of directors. His salry for the remainder of the Klein Term shall be as determined by the Compensation Committee (the "Compensation Committee") of our board of directors (with advice as appropriate) from the board of directors of National), who shall review Mr. Klein's base salary no less frequently than each fiscal year. Mr. Klein will be eligible for an annual bonus for each fiscal year of the Term as determined by the Compensation Committee. During the Term, Mr. Klein will serve as a member of the Executive Committee of National.

Mr. Klein received a grant of fully vested, nonforfeitable, nonqualified stock options to purchase 5,700,000 shares of our common stock, of which (i) options to purchase 1,900,000 shares of common stock have an exercise price of $0.50 per share; (ii) options to purchase 1,900,000 shares of common stock have an exercise price of $0.70 per share; and (iii) options to purchase 1,900,000 shares of common stock have an exercise price of $0.90 per share. The options expire on September 30, 2020.

In the event of any termination of the Klein Agreement, Mr. Klein will be entitled to receive (i) any accrued but unpaid base salary through the date of termination; (ii) any unpaid or unreimbursed expenses incurred in accordance with our policy or the Agreement, to the extent incurred on or prior to the date of termination; (iii) any benefits provided under our benefit plans upon termination of the Mr. Klein's employment, in accordance with the terms therein; (iv) any unpaid bonus in respect to any completed fiscal year that has ended on or prior to the date of termination; and (v) any rights to indemnification by virtue of Mr. Klein's position as an officer or director of National or its subsidiaries and the benefits under any directors’ and officers’ liability insurance policy maintained by National, in accordance with its terms thereof and the Agreement. In the event of any Qualifying Termination (as defined in the Agreement), Mr. Klein is also entitled to receive (1) a lump-sum cash payment of $750,000, provided, that such amount increases to $1,100,000 if a Qualifying Termination occurs in connection with, contingent on or within the 12 months following a Change in Control (as defined in the Agreement); and (2) continuation of the health benefits not to exceed 18 months.

Robert B. Fagenson

On June 20, 2013, National entered into a Co-Executive Chairman Compensation Plan (the "Fagenson Agreement") with Robert B. Fagenson, providing for the terms of his employment as Co-Executive Chairman for a period beginning January 25, 2013 and ending on September 30, 2015 (the "Fagenson Term"). Mr. Fagenson is not a Named Executive Officer of National. Mr. Fagenson will initially receive a base salary $1.00 per annum. From and after September 30, 2013, Mr. Fagenson's base salary for the remainder of the Fagenson Term shall be as determined by the Compensation Committee of the board of directors of National (with advice (as appropriate) from the board of directors of National), who shall review Mr. Fagenson's base salary no less frequently than each fiscal year; provided however that his base salary for any year beginning October 1, 2013 shall not be less than $180,000 per year. Mr. Fagenson will be eligible to an annual bonus for each fiscal year of the Term as determined by the Compensation Committee. During the Term, Mr. Fagenson will serve as a member of the Executive Committee of National.

Mr. Fagenson received a grant of nonforfeitable, nonqualified stock options to purchase 1,500,000 shares of our common stock under our 2013 Omnibus Stock Incentive Plan, of which (i) options to purchase 500,000 shares of common stock vested immediately, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90; (ii) options to purchase 500,000 shares of common stock will vest on June 20, 2014, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90; and (iii) options to purchase 500,000 shares of common stock will vest on June 20, 2015, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90. The options expire on September 30, 2020.

In the event of any termination of the Fagenson Agreement, Mr. Fagenson will be entitled to receive (i) any accrued but unpaid base salary through the date of termination; (ii) any unpaid or unreimbursed expenses incurred in accordance with National policy or the Fagenson Agreement, to the extent incurred on or prior to the date of termination; (iii) any benefits provided under National’s benefit plans upon termination of the Mr. Fagenson's employment, in accordance with the terms therein; (iv) any unpaid bonus in respect to any completed fiscal year that has ended on or prior to the date of termination; and (v) any rights to indemnification by virtue of Mr. Fagenson's position as an officer or director of National or its subsidiaries and the benefits under any directors’ and officers’ liability insurance policy maintained by National, in accordance with its terms thereof and the Fagenson Agreement. In the event of any Qualifying Termination (as defined in the Fagenson Agreement), Mr. Fagenson is also entitled to receive (1) a lump-sum cash payment of $360,000 minus what has been paid in salary; provided that such amount increases by 50% of what is paid pursuant to the foregoing calculation if a Qualifying Termination occurs in connection with, contingent on, or within 12 months following, a Change in Control (as defined in the Fagenson Agreement); and (2) continuation of the health benefits for a period not to exceed 18 months.

Mark Goldwasser

On July 1, 2008, concurrent with the closing of the merger of National and vFinance, Inc., Mark Goldwasser entered into a five-year employment agreement with us, pursuant to which Mr. Goldwasser was entitled to receive an annual base salary of $450,000, which will increase 5% per year, and an automobile expense allowance of $1,000 per month.

On November 23, 2009, Mr. Goldwasser’s employment agreement was amended to revise the bonus payable under such agreement. As revised, for the fiscal year beginning October 1, 2009, the bonus was payable quarterly in an amount equal to seven and one-half (7.5%) percent of our annual Adjusted EBITDA (as defined below) in excess of $1,500,000 (of which 50% will be paid as soon as practicable in cash after the end of each fiscal quarter (“Paid Portion”), and 50% will accrue until the conclusion of the fiscal year (“Accrued Portion”)).

Mr. Goldwasser was eligible to such additional bonuses as our board of directors determined based upon the Board’s assessment of his performance in the various areas, which bonuses may have been paid in cash and/or our common stock at the Board’s discretion.

Pursuant to the employment agreement, Mr. Goldwasser was granted non-qualified stock options to purchase 1,000,000 shares of our common stock at an exercise price of $1.64 per share, which was equal to the average of the 10-day closing market price of our common stock prior to the effective date of the employment agreement. As of September 30, 2012 all 1,000,000 shares of Mr. Goldwasser’s options have vested. The options expire June 30, 2015. On June 20, 2013 these options were modified to provide that (i) such options now expire upon the earlier to occur of June 20, 2016 and 18 months from the end of his employment; and (ii)(a) 30% of the options now have an exercise price of $0.30 per share; (b) 30% of the options now have an exercise price of $0.40 per share; (c) 20% of the options now have an exercise price of $0.50 per share; and (d) 20% of the options now have an exercise price of $0.60 per share.

On June 20, 2013, we and Mr. Goldwasser entered into an amendment (the “Amendment”) to Mr. Goldwasser’s employment agreement. Pursuant to the Amendment, among other things: (i) Mr. Goldwasser’s base salary (1) for the fiscal year period ended September 30, 2013, was changed to $400,000 per annum; (2) for the fiscal year ended September 30, 2014, shall be at the annual rate of $440,000 per annum; and (3) for the fiscal year ended September 30, 2015, shall be at the annual rate of $460,000 per annum; (ii) the term of the Employment Agreement shall end on September 30, 2015; (iii) for fiscal year ending September 30, 2013 all other bonus plans shall be replaced by a quarterly bonus plan based on 9% of the positive adjusted EBITDA (as defined in the Employment Agreement) reported by us with a maximum of $40,000 earned in any quarter; (iv) all bonuses for fiscal years ending September 30, 2014 and September 30, 2015 shall be at the discretion of the board of directors of National; (v) Mr. Goldwasser will not be entitled to any Severance Amount (as defined in the Employment Agreement) and Termination Year Bonus (as defined in the Employment Agreement); and (vi) if the Employment Agreement is not extended, Mr. Goldwasser shall be entitled to $400,000 payable pro rata over a twelve month period beginning October 1, 2015.

In addition, on June 20, 2013, Mr. Goldwasser received a grant of nonforfeitable, nonqualified stock options to purchase 1,500,000 shares of our common stock under our 2013 Omnibus Stock Incentive Plan, of which (i) options to purchase 500,000 shares of our common stock vested immediately, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90; (ii) options to purchase 500,000 shares of our common stock will vest on June 20, 2014, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90; and (iii) options to purchase 500,000 shares of our common stock will vest on June 20, 2015, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90. The options expire on September 30, 2020.

Alan B. Levin

Alan Levin entered into an automatically renewing one-year employment agreement on July 1, 2008 pursuant to which he is employed as our Chief Financial Officer. Under the terms of the agreement, Mr. Levin receives an annual base salary of approximately $200,000. The agreement renews annually for a one-year term unless either party gives notice of non-renewal. In addition to his base salary, he is entitled to receive an annual cash bonus determined in the discretion of the Compensation Committee of the board of directors based upon the assessment by the President of National of Mr. Levin’s performance in the following areas: revenue, net income and revenue growth, new business development, investor relations, communications with the board of directors, and other factors including, without limitation, special projects as assigned by the Chief Executive Officer or the board of directors.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of September 30, 2013 for Mark D. Klein and Mark Goldwasser. As of September 30, 2013, there were no outstanding option awards for Alan Levin.

	Options Grant	Number of Securities Underlying Unexercised Options at Fiscal Year End		Option Exercise	Option Expiration
Name	Date	Exercisable	Unexercisable	Price	Date
Mark D. Klein	6/7/2013	1,900,000	-	$0.50	9/30/2020
Mark D. Klein	6/7/2013	1,900,000	-	$0.70	9/30/2020
Mark D. Klein	6/7/2013	1,900,000	-	$0.90	9/30/2020
Mark Goldwasser	7/1/2008	300,000	-	$0.30	6/20/2016
Mark Goldwasser	7/1/2008	300,000	-	$0.40	6/20/2016
Mark Goldwasser	7/1/2008	200,000	-	$0.50	6/20/2016
Mark Goldwasser	7/1/2008	200,000	-	$0.60	6/20/2016
Mark Goldwasser	6/20/2013 (1)	166,666	334,334	$0.50	6/30/2020
Mark Goldwasser	6/20/2013 (1)	166,666	334,334	$0.70	6/30/2020
Mark Goldwasser	6/20/2013 (1)	166,666	334,334	$0.90	6/30/2020

(1) One third of the option vested immediately, one-third of the option will vest on June 20, 2014, and one-third of the option will vest on June 20, 2015.

Potential Termination and Change in Control Payments

Mark Goldwasser

If Mark Goldwasser’s Employment Agreement, as amended, is not extended beyond its current term, he shall be entitled to severance of $400,000 payable pro rata over a twelve month period beginning October 1, 2015.

Alan B. Levin

Pursuant to the employment agreement governing the employment of Alan Levin, he would be entitled to compensation upon termination of his agreement by National without Cause, by the individuals for “Good Reason,” or as a result of non-renewal of the agreement by either party, or as a result of his disability or his death, or upon a change of control. According to the employment agreement: “Good Reason” means: (i) the assignment to the executive of any duties inconsistent in any material respect with the executive’s position; (ii) National’s material failure or refusal to perform any of the compensation obligations required to be performed in accordance with the agreement after a reasonable notice and an opportunity to cure same; (iii) a material diminution in title, duties, responsibilities, reporting relationship or positions; (iv) the relocation of the executive’s principal office location; (v) any decrease in salary or bonuses payable pursuant to the terms of the agreement without the executive’s written consent; and (vi) the cessation of his position for any reason without his written consent; Any one of these events shall not be deemed to constitute Good Reason if, within a 30-day notice period, the event or circumstance giving rise to Good Reason has been fully corrected by National.

“Cause” shall mean (i) the executive’s commission of a felony or other crime involving moral turpitude, or the commission of any other act or omission involving dishonesty or fraud with respect to National or any of its subsidiaries or affiliates; (ii) alcoholism or drug addiction that materially impairs the executive’s ability to perform his duties; (iii) the substantial and repeated failure to perform duties as reasonably directed by the President), after reasonable notice and an opportunity to cure same; (iv) any material breach or violation of executive’s fiduciary duty owed to National or any of its subsidiaries or affiliates; (v) acts of willful misconduct or gross negligence with respect to National or any of its subsidiaries or affiliates; (vi) any material breach of the agreement which are not cured after reasonable notice is provided; or (vii) action taken by a regulatory body or self-regulatory organization that substantially impairs the executive’s ability to perform his duties pursuant to the employment agreement.

“Change in Control” means (i) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets or stock of National (a “Business Combination”), in each case, unless, following such Business Combination, all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the voting securities of National entitled to vote generally in the election of directors immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns National or all or substantially all of National’s assets either directly or through one or more subsidiaries); (ii) approval by National’s stockholders of a complete dissolution or liquidation of National; or (iii) any “person” (as such term is defined in Section 3(a)(9) of the Exchange Act and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), is or becomes a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of National representing 35% or more of the combined voting power of National’s then outstanding securities eligible to vote for the election of the board of directors of National.

If Mr. Levin’s employment is terminated by National without Cause, in the event of a Change in Control, by Mr. Levin for Good Reason or upon Mr. Levin’s death or disability, he would be entitle to receive (i) a severance payment equal to 50% of Mr. Levin’s prior year’s salary; (ii) all accrued obligations, and (iii) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Levin, his spouse and dependents were participating immediately prior thereto. In the event of Mr. Levin’s termination due to Cause, without Good Reason or the non-renewal of Mr. Levin’s employment agreement, Mr. Levin would have been entitled only to all accrued obligations.

Director’s Compensation

Each director who receives less than $50,000 in compensation from the Company (“non-employee director”) receives (i) a director’s fee of $24,000 per annum, (ii) $1,000 for each Board meeting such director attends in person and $500 for each Board meeting such director attends telephonically, (iii) $500 for each committee meeting such director attends in person and $250 for each committee meeting such director attends telephonically (up to a maximum of 12 meetings in aggregate). The Chair of the Audit Committee receives an additional $6,000 per annum, and the Chairs of the Compensation Committee, the Corporate Governance Committee and the Nominating Committee each receive an additional $3,000 per annum. All non-employee directors shall receive 60,000 options upon joining the Board, of which 20,000 are vested immediately, and the balance vest equally on each of the next two anniversary’s subsequent to the date they joined the Board. They will also receive an annual options grant on the 15th day of January of each calendar year following completion of the 36th month of the Director’s term of 15,000 options at the closing market price (mid-point between the bid and asked recorded on the closing price quote on January 15th or the first business day thereafter if markets are closed on the 15th rounded up to the nearest nickel increment ($0.05). The above options, initial and annual grants, shall not apply to any management/consulting directors that are subject to any other management incentive compensation plan. National reimburses all directors for expenses incurred traveling to and from board of directors meetings.

The following table summarizes the compensation of our outside directors for the fiscal year ended September 30, 2013:

Name	Fees Paid	Options Awards	Total Compensation
Mark Klein	$40,250	$66,874	$107,124
Robert B. Fagenson	$26,500	$14,961	$41,461
Mark H. Goldwasser	$–	$14,961	$14,961
Leonard J. Sokolow	$–	$–	$–
Salvatore Giardina	$41,932	$1,500	$43,432
Frank S. Plimpton	$44,500	$1,500	$46,000
Peter Zurkow	$36,597	$1,500	$38,097
William Lerner	$21,320	$1,407	$22,727
Frederic B. Powers III	$21,597	$1,407	$23,004
Robert Lautz (1)	$11,250	$–	$11,250
Bryant Riley (2)	$8,682	$–	$8,682

(1) Mr. Lautz resigned from the Board of Directors on February 13, 2013.

(2) Mr. Riley resigned from the Board of Directors on October 29, 2012.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 23, 2013, by:

●	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●	each of our current executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, except as indicated by footnote the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. The address of named beneficial owners that are officers and/or directors is: c/o National Holdings Corporation, 410 Park Avenue, 14th Floor, New York, New York 10022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Mark Klein (1)	10,429,855	8.10%
Robert Fagenson (2)	8,681,293	7.00%
Richard Abbe (3)	6,364,203	5.10%
Mark Goldwasser (4)	2,945,685	2.40%
Frederic B. Powers III (5)	1,666,667	1.40%
Leonard Sokolow	1,476,956	1.20%
Frank Plimpton	1,511,285	1.20%
Alan Levin	40,500	*
Salvatore Giardina	60,000	*
Peter Zurkow	60,000	*
William Lerner	60,000	*
James Ciocia	772,770	*
Frederick Wasserman	101,842	*
All executive officers and directors as a group	27,626,853	27.5%
(12) persons)

* Less than 1%

(1)

Consists of (i) 307,094 shares of our common stock held directly by Mr. Klein, (ii) 5,700,000 shares of our common stock issuable upon exercise of vested options, and (iii) 4,422,761 shares of our common stock held by M Klein & Company, of which Mr. Klein is the managing member and a majority partner and has sole voting and investment power over such shares.

(2)

Consists of (i) 500,000 shares of our common stock issuable upon exercise of options, (ii) 166,666 shares of our common stock held the Trust for the benefit of Toby Fagenson, of which Mr. Fagenson is the sole Trustee and has sole voting and investment power over such shares, and (iii) 8,014,627 shares of our common stock held by Fagenson & Co., Inc., of which Mr. Fagenson is the Chairman and Chief Executive Officer and has sole voting and investment power over such shares.

(3)

Information is based on a Schedule 13G filed by Iroquois Capital management, L.L.C., Joshua Silverman and Richard Abbe on September 23, 2013. Consists of (i) 6,197,533 shares of our common stock over which Iroquois Capital Management and Messrs Silverman and Abbe have shared voting and investment power and (ii) 166,670 shares of our common stock over which Mr. Abbe has sole voting and investment power. The principal business address for Iroquois Capital Management L.L.C. and Mr. Silverman and Abbe is 641 Lexington Avenue, 26th Floor, New York, NY 10022.

(4)

Consists of (i) 1,180,938 shares of our common stock issued on the conversion of 14,762 shares of Series A preferred stock in December 2011, (ii) 236,944 shares our common stock held directly by Mr. Goldwasser, (iii) 7,375 shares of our common stock held in a individual retirement account for the benefit of Mr. Goldwasser, (iv) 7,375 shares of our common stock held in an individual retirement account for the benefit of Mr. Goldwasser’s wife, (v) 13,050, shares of our common stock held in trusts for the benefit of Mr. Goldwasser’s children, of which Mr. Goldwasser is the sole Trustee and (vi)1,500,000 shares of our common stock issuable upon exercise of vested stock options.

(5)

Consists of shares owned by Powers Private Equity LLC, of which Mr. Powers is a Managing Director. Mr. Powers may be deemed to own the shares of our common stock owned by Powers Private Equity LLC. Mr. Powers disclaims beneficial ownership of the shares of our common stock owned by Powers Private Equity LLC. The principal business address of Powers Private Equity LLC is 100 W. Putnam Avenue, Greenwich CT 06830.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, approval, or notification of transactions with related persons

Our board of directors reviews and votes on transactions, arrangements and relationships between us and any of our directors, director nominees, executive officers, beneficial owners of more than 5% of our common stock and their respective immediate family members where the amount involved in the transaction exceeds or is expected to exceed $120,000 in a fiscal year (such transaction, arrangement or relationship, the “Related Transaction”). The director who has a material interest in the related transaction must recuse himself from our board of directors vote on such matter. A majority vote of the remaining board of directors members is required for approval of the related transaction. Before such vote, our board of directors members who are independent of the related transaction review, among other things, the following factors:

●	the related person’s interest in the transaction;

●	the approximate dollar value of the amount involved;

●	the terms of the transaction;

●	the benefits to us;

●	the benefits to our stockholders;

●	the availability of other sources for comparable products, services, or financial benefits; and;

●	whether the transaction is on terms that are no less favorable to us than terms that could have been reached with an unaffiliated third-party under the same or similar circumstances.

Certain Relationships and Related Transactions

On January 25, 2013, Messrs. Klein, Fagenson, Goldwasser and Levin purchased shares of our common stock in the private placement at purchase price of $0.30 per share for an aggregate consideration of $377,500. Mr. Klein purchased 1,000,000 shares, Mr. Fagenson purchased 166,666 shares, Mr. Goldwasser purchased 66,666 shares and Mr. Levin purchased 25,000 shares. Additionally, National issued shares of our common stock in exchange for warrants as follows: Messrs. Klein and Sokolow each received 101,214 shares in exchange for 215,741 warrants and Mr. Plimpton received 506,080 shares in exchange for 1,078,730 warrants.

Mr. Fagenson is also a party to an Independent Contractor Agreement, dated February 27, 2012, with the NSC, whereby in exchange for establishing and maintaining a branch office of National Securities Corporation in New York, New York (the “Branch”), Mr. Fagenson receives 50% of any net income accrued at the Branch, which amounted to date has been immaterial and his daughter, Stephanie Fagenson, is receiving an annual salary of $72,000.

M. Klein & Company was engaged during the fiscal year ended 2013 to perform certain evaluation services and to advise our Board on corporate actions. The principal officer of this firm engaged to conduct these services is the brother of the Chief Executive Officer and Co-Chairman of our Board, Mark D. Klein. Mr. Klein received no direct or indirect compensation as a result of this engagement. The total fees paid for these services were $50,000 in fiscal year 2013. No such fees were paid in fiscal year 2012.

Between March 2012 and September 2012, the Company issued and sold to National Securities Growth Partners LLC ("NSGP"), the primary principals of which include Messrs. Klein and Fagenson, convertible notes in the aggregate initial principal amount of $5,000,000 (the "Notes"). The Notes were convertible into units of the Company consisting of (i) the Company's Series E preferred stock, par value $0.01 per share, which was convertible into shares of Common Stock and (ii) a warrant exercisable for shares of Common Stock. In conjunction with the closing of the private placement in January 2013, the Company entered into a Conversion and Exchange Agreement and a Warrant Exchange Agreement (the "Series E Conversion and Exchange Agreement") with NSGP pursuant to which, among other things, (i) NSGP converted all of the Notes (and all accrued and unpaid interest thereon) into shares of Series E Preferred Stock in accordance with the terms and conditions of the Notes (the "Note Conversion"); (ii) then, following the Note Conversion, NSGP converted all of its Series E Preferred Stock into 10,000,000 shares of Common Stock, and (iii) then, exchanged all of its warrants (10,000,000) to purchase Common Stock for 6,697,140 shares of Common Stock.

On July 25, 2012, the Company and Leonard J. Sokolow executed a consulting agreement (the "Consulting Agreement''), which replaced the previous employment agreement between the Company and Mr. Sokolow which was entered into concurrent with the closing of the merger of the Company and vFinance, Inc., and which was subsequently amended on November 23, 2009. Under the Consulting Agreement, Mr. Sokolow will provide to the Company and its affiliates professional consulting services in the area of general corporate, financial reporting, business development, advisory, operational, strategic, public company and broker-dealer matters as needed and requested. During the term of Consulting Agreement Mr. Sokolow will be paid $300,000 per annum.

Mr. Fagenson was also a party to a sub-lease agreement wherein during the aftermath of Hurricane Sandy in fiscal year 2012 and part of 2013, Mr. Fagenson sublet office space to an independent contractor office of National Securities. This agreement was of no financial consequence to the Company.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. Sherb did not perform any services during fiscal year 2013 relating to the audit of our consolidated annual financial statements. Fees for services performed by RBSM during fiscal year 2013 relating to the review of our consolidated quarterly financial statements included in our Forms 10-Q were approximately $45,000. Fees for services performed by Sherb during fiscal year 2012 relating to the audit of our consolidated annual financial statements and the review of our consolidated quarterly financial statements included in our Forms 10-Q were approximately $240,000.

Audit-Related Fees. “Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. There were no such fees paid in fiscal years 2013 or 2012.

Tax Fees. The fees billed in fiscal years 2013 and 2012 for tax compliance, tax advice or tax planning amounted to $78,000 and $58,000, respectively. Tax fees in fiscal year 2013 were paid to RBSM and tax fees in fiscal year 2012 were paid to Sherb.

All Other Fees. There were no other fees paid.

Pre-Approval Policies. Pursuant to the rules and regulations of the SEC, before the Company’s independent public accountant is engaged to render audit or non-audit services, the engagement must be approved by the Company’s audit committee or entered into pursuant to the committee’s pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of the Audit Committee. No representatives of RBSM are expected to attend the Annual Meeting, so stockholders will not have any opportunity to ask RBSM questions at the meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following financial statements are included in Part II, Item 8:

1.  Financial Statements

Report of Independent Registered Accounting firm

Consolidated Financial Statements

Statements of Financial Condition, September 30, 2013 and September 30, 2012

Statements of Operations for the Years ended September 30, 2013 and September 30, 2012

Statement of Changes in Stockholders' Deficit for the Years ended September 30, 2013 and September 30, 2012

Statements of Cash Flows for the Years ended September 30, 2013 and September 30, 2012

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

NATIONAL HOLDINGS CORPORATION

(Registrant)

Date: December 27, 2013	By:	/s/Mark D. Klein
Mark D. Klein
Chief Executive Officer and Co-Executive Chairman of the Board

Date: December 27, 2013	By:	/s/Alan B. Levin
Alan B. Levin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2013	By:	/s/ Robert Fagenson
Robert Fagenson,
Co-Executive Chairman of the Board

Date: December 27, 2013	By:	/s/ Mark D. Klein
Mark D. Klein, Chief Executive Officer and Co-Executive Chairman of the Board

Date: December 27, 2013	By:	/s/ Mark Goldwasser
Mark Goldwasser, President and Director

Date: December 27, 2013	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Vice Chairman and Director

Date: December 27, 2013	By:	/s/ William Lerner
William Lerner, Director

Date: December 27, 2013	By:	/s/ Frank S. Plimpton
Frank S. Plimpton, Director

Date: December 27, 2013	By:	/s/ Peter Zurkow
Peter Zurkow, Director

Date: December 27, 2013	By:	/s/ Frederick Powers, III
Frederick Powers, III Director

Date: December 27, 2013	By:	/s/ Salvatore Giardina
Salvatore Giardina, Director

Date: December 27, 2013	By:	/s/ James Ciocia
James Ciocia, Director

Date: December 27, 2013	By:	/s/ Frederick Wasserman
Frederick Wasserman, Director

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of June 20, 2013, among the Company, National Acquisition Corp. and Gilman Ciocia, Inc. (The schedules and exhibits to the merger agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 21, 2013; File No. 001-12629).

2.1

Amendment, dated August 8, 2013, by and among the Company, National Acquisition Corp and Gilman Ciocia, Inc., (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 31, 2013; File No. 001-12629).

3.1	The Company's Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10--Q filed on May 17, 2004; File No. 001-12629).

3.2

Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10--Q filed on May 10, 2006; File No. 001-12629).

3.3

Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on June 17, 2008; File No. 001-12629).

3.4

Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10--Q filed on May 17, 2004; File No. 001-12629).

3.5

Certificate of Amendment to the Company's Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10--Q filed on May 10, 2006; File No. 001-12629).

3.6

Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 18, 2006; File No. 001-12629).

3.7

Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on June 18, 2006; File No. 001-12629).

3.8

Certificate of Elimination of Series C Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 23, 2011 (incorporated by reference to the Company's Current Report on Form 8-K, filed on July 14, 2010, File No. 001-12629).

3.9

Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

3.10

Certificate of Correction to the Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

3.11

Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to the Company’s Current Report on Form 8-K filed on October 5, 2010; File No. 001-12629).

3.12

Certification of Designation, , Preferences and Rights of Series E Preferred Stock ((incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2012; File No. 001-12629).

3.13	The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10--Q filed on February 13, 2002; File No. 001-12629).

4.1	Form of Warrant, dated July 12, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

4.2	Form of Warrant, dated September 29, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2010; File No. 001-12629).

10.1	Office lease, Seattle, Washington (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on December 21, 1999; File No. 001-12629).

10.2*	2006 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on January 26, 2006; File No. 001-12629).

10.3*	2008 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on January 24, 2008; File No. 001-12629).

10.4*	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).

10.5*

Co-Executive Chairman and Chief Executive Officer Compensation Plan, dated June 7, 2013, between National Holdings Corporation and Mark D. Klein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2013; File No. 001-12629).

10.6*

Co-Executive Chairman Compensation Plan, dated June 20, 2013, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2013; File No. 001-12629).

10.7*

Employment Agreement, dated as of July 1, 2008, by and between the Company and Mark Goldwasser, (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on July 2, 2008; File No. 001-12629).

10.8*

Amendment No. 1 to Employment Agreement, dated as of November 23, 2009, by and between the Company and Mark Goldwasser (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 29, 2009; File No. 001-12629).

10.9*

Letter Agreement, dated as of November 23, 2009, by and between the Company and Mark Goldwasser (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 29, 2009; File No. 001-12629).

10.10*

Amendment to Employment Agreement, dated June 20 2013, between National Holdings Corporation and Mark Goldwasser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2013; File No. 001-12629).

10.11*

Option Agreement, dated as of July 1, 2008, by and between the Company and Mark Goldwasser (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on July 2, 2008; File No. 001-12629).

10.12*

Employment Agreement, dated as of July 1, 2008, by and between the Company and Alan B. Levin (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed on July 2, 2008; File No. 001-12629).

10.13*

Termination Agreement, dated as of July 1, 2008, by and between vFinance, Inc. and Leonard J. Sokolow (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on July 2, 2008; File No. 001-12629).

10.14

Securities Purchase Agreement, dated as of July 12, 2010 by and between National Holdings Corporation and the investors signatory thereto (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on July 14, 2013; File No. 001-12629).

10.15

Registration Rights Agreement, dated as of July 12, 2010 by and between National Holdings Corporation and the investors signatory thereto (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on July 14, 2013; File No. 001-12629).

10.16

OPN Joint Venture Limited Liability Company Operating Agreement, by and between National Holdings Corporation and Opus Point Partners, LLC, effective as of January 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24; File No. 001-12629).

10.17

Interim Funding and Services Agreement, by and among National Securities Corporation, National Holdings Corporation and OPN Holdings, LLC, effective January 14, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 24; File No. 001-12629).

10.18

Placement Agency Agreement, dated as of December 6, 2011, by and between OPN Capital Markets and TG Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2012; File No. 001-12629).

10.19

Transfer of Ownership of OPN Holdings, LLC Joint Venture, dated as of April 4, 2013, by and between Michael S. Weiss and Opus Point Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2013).

10.18

Securities Purchase Agreement, dated as of January 24, 2013, by and among National Holdings Corporation and the purchasers signatory thereto previously (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.19

Registration Rights Agreement, dated as of January 24, 2013, by and among national Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.20

Conversion and Exchange Agreement, dated as of January 24, 2013, by and among National Holdings Corporation and the holders of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.21

Conversion and Exchange Agreement, dated as of January 24, 2013, by and between National Holdings Corporation and National Securities Growth Partners LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.22

Warrant Exchange Agreement, dated as of January 24, 2013, by and between National Holdings Corporation and the holders of warrants signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.23

Form of Voting and Support Agreement entered into as of June 20, 2013, among the Company, National Acquisition Corp. and certain stockholders of Gilman Ciocia, Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on June 21, 2013; File No. 001-12629).

10.24

Securities Purchase Agreement, dated as of August 28, 2013, by and among National Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 30, 2013; File No. 001-12629).

10.25

Registration Rights Agreement, dated as of August 28, 2013, by and among national Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on August 30, 2013; File No. 001-12629).

14.	The Code of Ethics filed as Exhibit 14 to Form 10-K in December 2003 and hereby incorporated by reference.

21.	Subsidiaries of Registrant

23.1	Consent of RBSM, LLP.

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Holdings Corporation

We have audited the accompanying consolidated statements of financial condition of National Holdings Corporation and Subsidiaries (the "Company") as of September 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two year period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and Subsidiaries as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, NY

December 27, 2013

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$19,985,000	$7,934,000
Restricted cash	92,000	-
Deposits with clearing organizations	1,107,000	1,107,000
Receivables from broker dealers and clearing organizations	4,296,000	3,650,000
Other receivables	1,049,000	147,000
Advances to registered representatives - Current portion, net of allowance for uncollectible accounts	384,000	249,000
Securities owned: marketable – at market value	428,000	696,000
Securities owned: nonmarketable – at fair value	39,000	56,000
Prepaid expenes	764,000	520,000
Total Current Assets	28,144,000	14,359,000

Advances to registered representatives - Long term portion	427,000	641,000
Fixed assets, net of accumulated depreciation	447,000	662,000
Intangible assets, net	-	466,000
Other assets	493,000	461,000
Total Assets	$29,511,000	$16,589,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$13,494,000	$11,297,000
Payable to broker dealers and clearing organizations	13,000	119,000
Securities sold, but not yet purchased, at market value	15,000	1,000
Convertible notes payable, net of debt discount	-	6,800,000
Total Current Liabilities	13,522,000	18,217,000

Accrued expenses and other liabilities - Long term portion	192,000	263,000
Total Liabilities, before subordinated borrowings and other liabilities	13,714,000	18,480,000

Subordinated borrowings	-	1,000,000

Total Liabilities	13,714,000	19,480,000

National Holdings Corporation Stockholders' Equity (Deficit)
Series C and D, convertible preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2013 and 94,169 issued and outstanding at September 30, 2012	-	6,156,000
Common stock, $.02 par value, 150,000,000 shares authorized; 100,580,203 shares issued and outstanding, at September 30, 2013 and 26,555,572 shares issued and outstanding, at September 30, 2012	2,012,000	531,000
Additional paid-in capital	67,982,000	46,184,000
Accumulated deficit	(54,212,000)	(55,780,000)
Total National Holdings Corporation Stockholders' Equity (Deficit)	15,782,000	(2,909,000)

Non Controlling Interest	15,000	18,000

Total Stockholders' Equity (Deficit)	15,797,000	(2,891,000)

Total Liabilities and Stockholders' Equity (Deficit)	$29,511,000	$16,589,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2013	2012

Revenues
Commissions	$78,168,000	$70,301,000
Principal transactions	13,426,000	14,427,000
Investment banking fees	14,002,000	15,390,000
Interest and dividends	3,935,000	2,996,000
Transfer fees and clearing services	7,740,000	7,196,000
Investment advisory fees	9,508,000	8,092,000
Other	804,000	246,000
Total Revenues	127,583,000	118,648,000

Operating Expenses
Commissions, compensation and fees	110,656,000	103,800,000
Clearing fees	2,134,000	1,662,000
Communications	4,494,000	4,731,000
Occupancy, equipment and other admin expenses	3,300,000	4,189,000
Professional fees	3,382,000	2,714,000
Interest	248,000	916,000
Taxes, licenses and registration	1,582,000	1,536,000
Total Operating Expenses	125,796,000	119,548,000

Net Income (Loss) from Operations	1,787,000	(900,000)

Other Expenses
Loss on disposition of unconsolidated joint venture	-	(1,051,000)
Loss on investment in unaffilitated entity	(162,000)	-

Total Other Expenses	(162,000)	(1,051,000)

Net Income (Loss) before income taxes	1,625,000	(1,951,000)

Income taxes	60,000	-

Total Provision for Income Tax	60,000	-

Net Income (Loss) before non-controlling interest	1,565,000	(1,951,000)

Net loss attributable to noncontrolling interest	3,000	14,000

NET INCOME (LOSS)	$1,568,000	$(1,937,000)

Preferred stock dividend	-	(93,000)

Net income (loss) attributable to common stockholders	$1,568,000	$(2,030,000)

Net income (loss) attributable to common stockholders - Basic	$0.02	$(0.08)
Net income (loss) attributable to common stockholders - Diluted	$0.02	$(0.08)

Weighted average number of shares outstanding - Basic	70,651,415	25,014,166
Weighted average number of shares outstanding - Diluted	74,887,749	25,014,166

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED SEPTEMBER 30, 2013 and 2012

	Preferred Stock C		Preferred Stock D		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders' Equity
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	(Deficit)
BALANCE, September 30, 2011	34,169	$2,551,000	60,000	$3,605,000	20,446,704	$409,000	$45,066,000	$(53,128,000)	$32,000	$(1,465,000)

Issuance of Series A Preferred Dividends	-	-	-	-	-	-	715,000	(715,000)	-	-

Issuance of shares of common stock pursuant to the conversion of Series A Preferred Stock	-	-	-	-	4,141,826	83,000	(83,000)	-	-	-

Fair value of stock options	-	-	-	-	-	-	10,000	-	-	10,000

Issuance of shares of common stock pursuant to satisfy certain liabilities	-	-	-	-	1,967,042	39,000	476,000	-	-	515,000

Net loss	-	-	-	-	-	-	-	(1,937,000)	(14,000)	(1,951,000)
BALANCE, September 30, 2012	34,169	2,551,000	60,000	3,605,000	26,555,572	531,000	46,184,000	(55,780,000)	18,000	(2,891,000)
Issuance of shares of common stock pursuant to the conversion of Series C Preferred Stock	(34,169)	(2,551,000)	-	-	3,416,691	68,000	2,483,000	-	-	-

Issuance of shares of common stock pursuant to the conversion of Series D Preferred Stock	-	-	(60,000)	(3,605,000)	6,000,000	120,000	3,485,000	-	-	-

Issuance of shares of common stock pursuant to the conversion of Series E Subordinated Note	-	-	-	-	10,000,000	200,000	4,800,000	-	-	5,000,000

Issuance of shares of common stock pursuant to the conversion of certain outstanding Warrants	-	-	-	-	12,951,195	259,000	(259,000)	-	-	-

Issuance of shares of common stock pursuant to Private Placement	-	-	-	-	40,034,928	801,000	10,777,000	-	-	11,578,000

Issuance of shares of common stock pursuant to 2013 Omnibus Stock Option Plan	-	-	-	-	621,817	13,000	227,000	-	-	240,000

Issuance of shares of common stock pursuant to satisfy certain liabilities	-	-	-	-	1,000,000	20,000	293,000	-	-	313,000

Accrue for distribution of remaining equity to non-controlling equity holder	-	-	-	-	-	-	(147,000)	-	-	(147,000)

Fair value of stock options	-	-	-	-	-	-	139,000	-	-	139,000

Net income (loss)	-	-	-	-	-	-	-	1,568,000	(3,000)	1,565,000
BALANCE, September 30, 2013	-	$-	-	$-	100,580,203	$2,012,000	$67,982,000	$(54,212,000)	$15,000	$15,797,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,565,000	$(1,951,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	922,000	1,154,000
Amortization of advances to registered representatives	349,000	265,000
Compensatory element of common stock option issuances	379,000	10,000
Loss on investment in unaffilated entity	162,000	-
Loss on disposition of unconsolidated joint venture	-	1,051,000
Amortization of note discount	-	247,000
Provision for bad debt	(96,000)	(201,000)
Net realized and unrealized (gain) loss on securities	(1,202,000)	23,000
Changes in operating assets and liabilities
Restricted cash	(92,000)	-
Deposits with clearing organizations	-	50,000
Receivables from broker-dealers, clearing organizations and others	(1,722,000)	(786,000)
Securities owned: marketable, at market value	1,526,000	(307,000)
Securities owned: non-marketable, at fair value	(39,000)	10,000
Other assets	(276,000)	(30,000)
Accounts payable, accrued expenses and other liabilities	2,024,000	773,000
Securities sold, but not yet purchased, at market	14,000	(1,000)
Net cash provided by operating activities	3,514,000	307,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to unconsolidated joint venture	-	(550,000)
Purchase of fixed assets	(241,000)	(221,000)
Net cash used in investing activities	(241,000)	(771,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	-	5,000,000
Principal repayment of convertible notes payable	(1,800,000)	(4,200,000)
Repayment of subordinated borrowings	(1,000,000)	(100,000)
Proceeds from issuance of subordinated borrowings	-	1,000,000
Net proceeds from issuance of common stock	11,578,000	-
Net cash provided by financing activities	8,778,000	1,700,000

NET INCREASE IN CASH	12,051,000	1,236,000

CASH BALANCE
Beginning of the year	7,934,000	6,698,000
End of the year	$19,985,000	$7,934,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$415,000	$617,000
Income taxes	$47,000	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of shares of common stock to satisfy liabilities	$313,000	$515,000
Conversion of Series A Preferred Stock to shares of common stock	$-	$83,000
Conversion of Series C preferred stock to common stock	$2,551,000	$-
Conversion of Series D preferred stock to common stock	$3,605,000	$-
Conversion of Series E subordinated note to common stock	$5,000,000	$-
Conversion of warrants to common stock	$259,000	$-
Series A preferred stock dividends	$-	$715,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 1. ORGANIZATION

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, is a financial services organization, operating primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.

Through its Broker-Dealer Subsidiaries, the Company offers (1) full service retail brokerage to approximately 39,000 high net worth individual and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in approximately 6,000 micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. The Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. They are registered with the Securities and Exchange Commission ("SEC"), are members of the Financial Industry Regulatory Authority ("FINRA") and Securities Investor Protection Corporation ("SIPC"). National Securities and vFinance Investments are also members of the National Futures Association ("NFA").

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

Recapitalization

During January 2013, the Company issued 29,451,596 shares of the Company’s common stock in a private placement transaction for proceeds of approximately $8.6 million, net of expenses. The Company used the proceeds from the issuance of the shares to repay certain outstanding indebtedness and for general corporate, working capital, and net capital purposes and associated and costs and fees relating to the transaction.

During January 2013, the Company issued 10,000,000 shares of its common stock in satisfaction of obligations under convertible notes aggregating $5,000,000 and paid off senior subordinated notes payable of $2,800,000.

During January 2013, the Company converted the Series C preferred stock into 3,416,691 shares of common stock and the Series D preferred stock into 6,000,000 shares of common stock.

On August 28, 2013, the Company entered into a Securities Purchase Agreement with the selling stockholders providing for the issuance and sale of 10,583,330 shares of the Company’s common stock for an aggregate purchase price of approximately $3.0 million, net of expenses.

Merger

On October 15, 2013, the Company completed its merger with Gilman Ciocia, Inc. (see Note 21 – Subsequent Events)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of National and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with the Company. The Company may have established liabilities for potential losses from such complaints, legal actions, government investigations, and proceedings where necessary in accordance with GAAP. In establishing these liabilities, management uses judgment to determine the probability that losses will be incurred and a reasonable estimate of the amount of losses. In making these decisions, management bases its judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If managements judgment proves to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of September 30, 2013 and 2012, the Company accrued approximately $250,000 and $325,000, repsectively for these matters. These claims may be covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Customer security transactions and the related commission income and expense are recorded on a trade date basis. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC (“NFS”), COR Clearing LLC, formerly known as Legent Clearing (“COR”), ICBC, formerly known as Fortis Securities, LLC (“ICBC”), Rosenthal Collins Group, LLC. (“Rosenthal”), and R.J. O’Brien (“RJO”). The interest is billed on the average daily balance of the margin account.

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

Principal transactions result from mark-ups and mark-downs in securities transactions entered into for the account of the Company. Some of these transactions may involve the Company taking a position in securities that may expose the Company to losses. These revenues are recorded on a trade date basis.

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

The Company had securities owned- nonmarketable including warrants it received as partial compensation from clients for investment banking services and subordinated borrowings as Level 2 assets and liabilities as of September 30, 2013 and 2012. The Company paid off all convertible promissory notes during 2013 and carrying amounts of the convertible promissory notes at September 30, 2012 approximated their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents may include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2013 and 2012, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

The Company evaluated the terms of the Series C and D Preferred Stock at September 30, 2012 to determine whether they should be classified as a liability, temporary equity, or permanent equity and whether their conversion options should be bifurcated and accounted for as derivatives. The terms of their Series C and D provide for the following among other things: they are convertible at the holder’s option to a fixed number of shares of common stock of the Company at the classification dates and they are not redeemable. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option of the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the Company’s common stock. Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed in accordance with professional standards. As of September 30, 2013 the Company no longer had any convertible debt instruments outstanding

Net Income (Loss) per Common Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted.

	Years Ended September 30,
	2013	2012
Numerator:
Net loss	$1,568,000	$(1,937,000)
Preferred stock dividends	-	(93,000)
Numerator for basic earnings per share- loss attributable to common stockholders - as adjusted	1,568,000	(2,030,000)
Numerator for diluted earnings per share-net loss attributable to common stockholders - as adjusted	$1,568,000	$(2,030,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	70,651,415	25,014,166
Effect of dilutive securities:
Assumed conversion of Series A, C, and D preferred stock	2,992,702	-
Unvested restricted stock units	1,243,632	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	74,887,749	25,014,166

Loss per share:
Net loss available to common stockholders
Basic	$0.02	$(0.08)

Diluted	$0.02	$(0.08)

The weighted-average anti-dilutive common share equivalents are as follows:

	September 30,
	2013	2012

Series A Preferred Stock	-	921,000
Series C Preferred Stock	-	3,416,692
Series D Preferred Stock	-	6,000,000
Convertible notes payable	3,535,616	6,712,123
Options	3,156,001	2,561,137
Warrants	5,503,817	14,842,941
	12,195,434	34,453,893

The anti-dilutive common shares outstanding at September 30, 2013 and 2012 are as follows:

	September 30,
	2013	2012

Series A Preferred Stock	-	-
Series C Preferred Stock	-	-
Series D Preferred Stock	-	-
Convertible notes payable	-	11,125,000
Options	10,000,000	1,312,002
Warrants	896,755	14,717,941
	10,896,755	27,154,943

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

Market Risk

The investments of the Company are subject to normal market fluctuations and other risks inherent in investing in securities and there can be no assurance that any appreciation in value will occur. The value of investments can fall as well as rise and investors may not realize the amount that they invest.

Entering into Short Positions

A short sale involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss, although this potential loss is mitigated in the case of debt securities by the nature of such securities.

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

The Company maintains cash with major financial institutions. All interest bearing accounts are insured up to $250,000. On October 14, 2008 the FDIC announced its temporary Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program. The transaction account guarantee applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2013. As a result of this coverage the Company believes it is not exposed to any significant credit risks for cash.

Other Receivables

The Company extends unsecured credit in the normal course of business to certain business clients and unconsolidated affiliates. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual relationship. The Company periodically receives payment from various clients for fees earned from investment banking deals and other transactions. These amounts are usually collected within sixty to ninety days and as of September 30, 2013 the Company has $0 in allowance for doubtful accounts. Additionally, other amounts due from unrelated parties are assessed and usually collected within thirty to sixty days.

Advances to Registered Representatives

Advances are given to certain registered representatives as an incentive for their affiliation with the Broker-Dealer Subsidiaries. The representative signs an independent contractor agreement with the Broker-Dealer Subsidiaries for a specified term, typically a three-year period. The advance is then amortized on a straight-line basis or based on a percentage of production over the life of the broker’s agreement with the Broker-Dealer Subsidiaries, and is included in commission expense in the accompanying consolidated statements of operations. In the event a representative’s affiliation terminates prior to the fulfillment of their contract, the representative is required to repay the unamortized balance. At September 30, 2013 and 2012 there was approximately $13,000 and $109,000, respectively of allowance for uncollectable amounts associated with this receivable.

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

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

Recently Adopted Accounting Guidance

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

NOTE 3. CLEARING AGREEMENTS

National Securities Corporation and vFinance Investments, Inc. have separate but coterminous clearing agreements with National Financial Services, LLC with a termination date of February 1, 2015. The clearing agreement includes a termination fee if either broker dealer terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Legent, ICBC and Rosenthal, RJO and Southwest Clearing.

NOTE 4. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At September 30, 2013 and 2012, the receivables of $4,296,000 and $3,650,000, respectively, from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with our retail brokerage business as well as asset based fee revenue associated with our Registered Investment advisory firm, National Asset Management, Inc. At September 30, 2013 and 2012, the amounts payable to broker-dealers and clearing organizations of $13,000 and $119,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers associated with tri-party clearing agreements.

 NOTE 5. OTHER RECEIVABLES

At September 30, 2013 and 2012, the Company had other receivables of $1,049,000 and $147,000, respectively, primarily from underwriting and management fees from investment banking transactions that the Company participated in.

NOTE 6. ADVANCES TO REGISTERED REPRESENTATIVES

An analysis of advances to registered representatives for the fiscal years ended September 30, 2013 and 2012 is as follows:

Advances to Registered Representative
Balance, September 30, 2011	$952,000
Advances	203,000
Amortization or repayment of advances	(265,000)
Balance, September 30, 2012	890,000
Advances	270,000
Amortization or repayment of advances	(349,000)
Balance, September 30, 2013	$811,000

There were no unamortized advances outstanding at September 30, 2013 and 2012 attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation.

NOTE 7. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET

Fair Value Measurements

As of September 30, 2013
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$428,000	$-	$-	$428,000
Restricted stock and warrants	-	39,000	-	39,000
	$428,000	$39,000	$-	$467,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$15,000	$-	$-	$15,000
	$15,000	$-	$-	$15,000

As of September 30, 2012

Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$18,000	$-	$-	$18,000
Government obligations	678,000	-	-	678,000
Restricted stock and warrants	-	56,000	-	56,000
	$696,000	$56,000	$-	$752,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$1,000	$-	$-	$1,000
	$1,000	$-	$-	$1,000

Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected in the consolidated statements of financial condition.

Securities owned, non-marketable consists of restricted common stock that is not readily traded and warrants to purchase common stock.

NOTE 8. FIXED ASSETS

Fixed assets as of September 30, 2013 and 2012, respectively, consist of the following:

	September 30,		Estimated Useful
	2013	2012	Lives (years)
Equipment	$2,668,000	$2,620,000	5
Furniture and fixtures	532,000	491,000	5
Leasehold improvements	1,074,000	922,000	Lesser of useful life or term of lease
Capital Leases (Primarily composed of Computer Equipment)	2,510,000	2,510,000	5
	6,784,000	6,543,000
Less accumulated depreciation and amortization	(6,337,000)	(5,881,000)
Fixed assets - net	$447,000	$662,000

Depreciation and amortization expense for the years ended September 30, 2013 and 2012 was $456,000 and $533,000 respectively.

NOTE 9. INVESTMENT IN UNAFFILIATED ENTITY

In 2006, vFinance made an investment in an unaffiliated entity for approximately $162,000 representing a 4.9% equity interest. This entity provided economic feasibility services. In the first fiscal quarter of 2013, management learned that the entity went into receivership and as such established a valuation allowance of $162,000 to fully reserve against the value of the investment.

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

Based on this method, the Company determined that the Company no longer had a carrying value of its intangible assets resulting from its merger with vFinance at September 30, 2013. This amount was fully amortized in the first nine months of fiscal 2013. Amortization of the Company’s intangible asset for the fiscal years ending September 30, 2013 and 2012 was $466,000 and $621,000, respectively.

NOTE 11. OTHER ASSETS

Other assets as of September 30, 2013 and 2012 respectively, consist of the following:

	September 30,
	2013	2012
Prepaid expenses	$764,000	$520,000
Deposits	493,000	299,000
Investments in unaffiliated entity	-	162,000
Total	$1,257,000	$981,000

NOTE 12. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities, current liabilities and non-current, as of September 30, 2013 and 2012, consist of the following:

	September 30,
	2013	2012
Commissions payable	$9,141,000	$7,151,000
Deferred clearing fee credits	138,000	251,000
Telecommunications vendors payable	166,000	75,000
Legal payable	584,000	418,000
Deferred rent payable	220,000	241,000
Accrued compensation	195,000	24,000
Capital lease liability	108,000	279,000
Other vendors	3,134,000	3,121,000
Total	$13,686,000	$11,560,000

NOTE 13. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

In March, April and September 2012, the Company completed the issuance of convertible notes payable for $3,300,000, $700,000 and $1,000,000, respectively. The notes bear interest at 6% per annum. As amended in September 2012, the notes mature on the earlier of 1) 10 business days after delivery by the holder of the note of a notice to maturity, which notice may not be issued prior to August 14, 2013 (which date shall be extended to March 31, 2015 if the Company completes a restructuring of its capital in a manner satisfactory to the holder) or 2)  March 31, 2015. The notes cumulatively are convertible into 100,000 shares of the Company's Series E Preferred Stock. Upon conversion, the holders will also receive 10,000,000 warrants, exercisable at $0.50 per share of the Company's common stock. The Convertible Notes Payable are secured by any net proceeds received by the Company, after paying any senior indebtedness, in the event any holder of such senior indebtedness forecloses on the common stock of National Asset Management, Inc.

In January 2013, the $5,000,000 6% convertible notes were converted into 10,000,000 shares of common stock and the related warrants were converted into approximately 6,700,000 shares of common stock and the $1,800,000 10% convertible notes were fully repaid as part of the Company’s equity Recapitalization.

The following table summarizes the convertible notes payable.

	September 30,
	2013	2012
10% convertible notes payable	$-	$1,800,000
6% convertible notes payable	-	5,000,000
Total	$-	$6,800,000

The Company incurred interest expense related to its convertible notes of $248,000 and $575,000 for the fiscal years ended September 30, 2013 and 2012, respectively. The convertible notes were owed to entities affiliated with four of the Company’s directors.

NOTE 14. SUBORDINATED BORROWINGS

Subordinated Note

In September 2012, the Company generated proceeds of $1 million by issuing a subordinated note payable to one of its directors. The note matures on the earlier of 10 business days after delivery by the holder of the note of a notice to maturity-which may not be issued prior to August 14, 2013. The note is secured by any net proceeds received by the Company, after paying any senior indebtedness in the event any holder of such senior indebtedness forecloses on the common stock of National Asset Management, Inc. This note was repaid in January 2013, along with all accrued interest payable, as part of the Company’s equity Recapitalization.

NOTE 15. INCOME TAXES

The primary difference between income tax expense at the federal statutory rate and actual tax expense is due to the utilization of net operating loss carryovers. The Company recorded a provision for income taxes of $60,000 during the year ended September 30, 2013. This provision is related to a tax obligation for fiscal 2013 federal alternative minimum income tax. Otherwise, the Company did not record a provision for income taxes due to the utilization of net operating loss carryovers.

	Years Ended September 30,
	2013	2012
Federal income tax provision (benefit)	$60,000	$-
State income tax provision (benefit)	-	-
Total	$60,000	$-

The income tax provision (benefit) related to income (loss) from continuing operations before income taxes and extraordinary items vary from the federal statutory rate as follows:

	Years Ended September 30,
	2013	2012
Statutory federal rate	-35.0%	-35.0%
State income taxes net of federal income tax benefit	-5.2%	-5.2%
Permanent differences for tax purposes	11.8%	22.9%
Change in valuation allowance	28.4%	17.3%
	0.0%	0.0%

Significant components of the Company’s deferred tax assets in the accompanying financial statements are as follows:

	September 30,
	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$13,655,000	$14,277,000
Reserves for uncollectible receivables	5,000	44,000
Accrued but unpaid bonuses	91,000	91,000
Difference between book and tax amortization	608,000	608,000
Stock Based Compensation	56,000	436,000
Other temporary differences	88,000	97,000
Total deferred tax assets	14,503,000	15,553,000
Valuation allowance	(14,503,000)	(15,553,000)
Net deferred tax asset	$-	$-

At September 30, 2013, the Company had available net operating loss carryovers of approximately $34.0 million that may be applied against future taxable income and expires at various dates between 2015 and 2033, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that the full amount of the deferred tax asset may not be realized. The valuation allowance for the deferred tax asset decreased by $834,000 during the fiscal year ended September 30, 2013 and increased by $546,000 during the fiscal year ended September 30, 2012. The net change in the valuation allowance is due principally to the utilization of net operating loss carryforwards from prior years to offset the taxable income of the fiscal year ended September 30, 2013.

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2013, the Company leases office space and equipment in various states expiring at various dates through August 2021, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2014	$1,749,360	$28,250	$1,721,110
2015	1,728,190	-	1,728,190
2016	1,533,440	-	1,533,440
2017	1,323,580		1,323,580
Thereafter	2,118,310	-	2,118,310
	$8,452,880	$28,250	$8,424,630

The totals amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of September 30, 2013 and September 30, 2012, the Company has recognized deferred rent payable of $220,000 and $241,000, respectively (See Note 12). Rental expense under all operating leases for the years ended September 30, 2013 and September 30, 2012 was $1,992,000 and $2,510,000 respectively. Sublease income under all operating subleases for the years ended September 30, 2013 and 2012 was approximately $90,000 and $95,000 respectively. The reduction in sublease income was due to the renegotiation of the Boca Raton lease, which provided for the return of the Company’s space that was previously sublet, as of June 2013.

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $10,125,000. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2013 and 2012, are approximately $250,000 and approximately $325,000 (inclusive of legal fees incurred to date and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $1,022,000 and $1,158,000 for fiscal years 2013 and 2011, respectively.

Employment Agreements

Mark D. Klein

On June 7, 2013, the Company entered into a Co-Executive Chairman and Chief Executive Officer Compensation Plan with Mark D. Klein, providing for the terms of his employment as Co-Executive Chairman and Chief Executive Officer for a period beginning January 25, 2013 and ending on September 30, 2015. Mr. Klein initially received a base salary $1.00 per annum. Beginning October 1, 2013 Mr. Klein's base salary is $200,000 per year for Fiscal year 2014 as approved by the Compensation Committee.

Mr. Klein received a grant of fully vested, nonforfeitable, nonqualified stock options to purchase 5,700,000 shares of our common stock, of which (i) options to purchase 1,900,000 shares of common stock have an exercise price of $0.50 per share; (ii) options to purchase 1,900,000 shares of common stock have an exercise price of $0.70 per share; and (iii) options to purchase 1,900,000 shares of common stock have an exercise price of $0.90 per share. The options expire on September 30, 2020.

In the event of any termination, Mr. Klein will be entitled to receive (i) any accrued but unpaid base salary through the date of termination; (ii) any unpaid or unreimbursed expenses incurred in accordance with our policy or the Agreement, to the extent incurred on or prior to the date of termination; (iii) any benefits provided under our benefit plans upon termination of the Mr. Klein's employment, in accordance with the terms therein; (iv) any unpaid bonus in respect to any completed fiscal year that has ended on or prior to the date of termination; and (v) any rights to indemnification by virtue of Mr. Klein's position as an officer or director of National or its subsidiaries and the benefits under any directors’ and officers’ liability insurance policy maintained by National, in accordance with its terms thereof and the Agreement. In the event of any Qualifying Termination (as defined in the Agreement), Mr. Klein is also entitled to receive (1) a lump-sum cash payment of $750,000, provided, that such amount increases to $1,100,000 if a Qualifying Termination occurs in connection with, contingent on or within the 12 months following a Change in Control (as defined in the Agreement); and (2) continuation of the health benefits not to exceed 18 months.

Robert B. Fagenson

On June 20, 2013, the Company entered into a Co-Executive Chairman Compensation Plan with Robert B. Fagenson, providing for the terms of his employment as Co-Executive Chairman for a period beginning January 25, 2013 and ending on September 30, 2015. Mr. Fagenson is not a Named Executive Officer of National. Mr. Fagenson will initially receive a base salary $1.00 per annum. From and after September 30, 2013, Mr. Fagenson's base salary for the remainder of the Fagenson Term shall be as determined by the Compensation Committee of the board of directors of National (with advice (as appropriate) from the board of directors of National), who shall review Mr. Fagenson's base salary no less frequently than each fiscal year; provided however that his base salary for any year beginning October 1, 2013 shall not be less than $180,000 per year. Mr. Fagenson will be eligible to an annual bonus for each fiscal year of the Term as determined by the Compensation Committee. During the Term, Mr. Fagenson will serve as a member of the Executive Committee of the Company.

Mr. Fagenson received a grant of nonforfeitable, nonqualified stock options to purchase 1,500,000 shares of our common stock under our 2013 Omnibus Stock Incentive Plan, of which (i) options to purchase 500,000 shares of common stock vested immediately, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90; (ii) options to purchase 500,000 shares of common stock will vest on June 20, 2014, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90; and (iii) options to purchase 500,000 shares of common stock will vest on June 20, 2015, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90. The options expire on September 30, 2020.

In the event of any termination of the Fagenson Agreement, Mr. Fagenson will be entitled to receive (i) any accrued but unpaid base salary through the date of termination; (ii) any unpaid or unreimbursed expenses incurred in accordance with National policy or the Fagenson Agreement, to the extent incurred on or prior to the date of termination; (iii) any benefits provided under National’s benefit plans upon termination of the Mr. Fagenson's employment, in accordance with the terms therein; (iv) any unpaid bonus in respect to any completed fiscal year that has ended on or prior to the date of termination; and (v) any rights to indemnification by virtue of Mr. Fagenson's position as an officer or director of National or its subsidiaries and the benefits under any directors’ and officers’ liability insurance policy maintained by National, in accordance with its terms thereof and the Fagenson Agreement. In the event of any Qualifying Termination (as defined in the Fagenson Agreement), Mr. Fagenson is also entitled to receive (1) a lump-sum cash payment of $360,000 minus what has been paid in salary; provided that such amount increases by 50% of what is paid pursuant to the foregoing calculation if a Qualifying Termination occurs in connection with, contingent on, or within 12 months following, a Change in Control (as defined in the Fagenson Agreement); and (2) continuation of the health benefits for a period not to exceed 18 months.

Mark Goldwasser

On July 1, 2008, concurrent with the closing of the merger of National and vFinance, Inc., Mark Goldwasser entered into a five-year employment agreement with us, pursuant to which Mr. Goldwasser was entitled to receive an annual base salary of $450,000, which will increase 5% per year, and an automobile expense allowance of $1,000 per month.

On November 23, 2009, Mr. Goldwasser’s employment agreement was amended to revise the bonus payable under such agreement. As revised, for the fiscal year beginning October 1, 2009, the bonus was payable quarterly in an amount equal to seven and one-half (7.5%) percent of our annual Adjusted EBITDA (as defined below) in excess of $1,500,000 (of which 50% will be paid as soon as practicable in cash after the end of each fiscal quarter (“Paid Portion”), and 50% will accrue until the conclusion of the fiscal year (“Accrued Portion”)).

Mr. Goldwasser was eligible to such additional bonuses as our board of directors determined based upon the Board’s assessment of his performance in the various areas, which bonuses may have been paid in cash and/or our common stock at the Board’s discretion.

Pursuant to the employment agreement, Mr. Goldwasser was granted non-qualified stock options to purchase 1,000,000 shares of our common stock at an exercise price of $1.64 per share, which was equal to the average of the 10-day closing market price of our common stock prior to the effective date of the employment agreement. As of September 30, 2012 all 1,000,000 shares of Mr. Goldwasser’s options have vested. The options expire June 30, 2015. On June 20, 2013 these options were modified to provide that (i) such options now expire upon the earlier to occur of June 20, 2016 and 18 months from the end of his employment; and (ii)(a) 30% of the options now have an exercise price of $0.30 per share; (b) 30% of the options now have an exercise price of $0.40 per share; (c) 20% of the options now have an exercise price of $0.50 per share; and (d) 20% of the options now have an exercise price of $0.60 per share.

On June 20, 2013, we and Mr. Goldwasser entered into an amendment (the “Amendment”) to Mr. Goldwasser’s employment agreement. Pursuant to the Amendment, among other things: (i) Mr. Goldwasser’s base salary (1) for the fiscal year period ended September 30, 2013, was changed to $400,000 per annum; (2) for the fiscal year ended September 30, 2014, shall be at the annual rate of $440,000 per annum; and (3) for the fiscal year ended September 30, 2015, shall be at the annual rate of $460,000 per annum; (ii) the term of the Employment Agreement shall end on September 30, 2015; (iii) for fiscal year ending September 30, 2013 all other bonus plans shall be replaced by a quarterly bonus plan based on 9% of the positive adjusted EBITDA (as defined in the Employment Agreement) reported by us with a maximum of $40,000 earned in any quarter; (iv) all bonuses for fiscal years ending September 30, 2014 and September 30, 2015 shall be at the discretion of the board of directors of National; (v) Mr. Goldwasser will not be entitled to any Severance Amount (as defined in the Employment Agreement) and Termination Year Bonus (as defined in the Employment Agreement); and (vi) if the Employment Agreement is not extended, Mr. Goldwasser shall be entitled to $400,000 payable pro rata over a twelve month period beginning October 1, 2015.

In addition, on June 20, 2013, Mr. Goldwasser received a grant of nonforfeitable, nonqualified stock options to purchase 1,500,000 shares of our common stock under our 2013 Omnibus Stock Incentive Plan, of which (i) options to purchase 500,000 shares of our common stock vested immediately, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90; (ii) options to purchase 500,000 shares of our common stock will vest on June 20, 2014, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90; and (iii) options to purchase 500,000 shares of our common stock will vest on June 20, 2015, one third of such options have an exercise price of $0.50, one third of such options have an exercise price of $0.70 and one third of such options have an exercise price of $0.90. The options expire on September 30, 2020.

NOTE 17. RELATED PARTY TRANSACTIONS

Between March 2012 and September 2012, the Company issued and sold to National Securities Growth Partners LLC ("NSGP"), the primary principals of which include Messrs. Klein and Fagenson, convertible notes in the aggregate initial principal amount of $5,000,000 (the "Notes”). The Notes were convertible into units of the Company consisting of (i) the Company’s Series E preferred stock, par value $0.01 per share, which was convertible into shares of Common Stock and (ii) a warrant exercisable for shares of Common Stock. In conjunction with the closing of the private placement in January 2013, the Company entered into a Conversion and Exchange Agreement and a Warrant Exchange Agreement (the "Series E Conversion and Exchange Agreement") with NSGP pursuant to which, among other things, (i) NSGP converted all of the Notes (and all accrued and unpaid interest thereon) into shares of Series E Preferred Stock in accordance with the terms and conditions of the Notes (the "Note Conversion"); (ii) then, following the Note Conversion, NSGP converted all of its Series E Preferred Stock into 10,000,000 shares of Common Stock, and (iii) then, exchanged all of its warrants (10,000,000) to purchase Common Stock for 6,697,140 shares of Common Stock.

On July 25, 2012, the Company and Leonard J. Sokolow executed a consulting agreement (the "Consulting Agreement"), which replaced the previous employment agreement between the Company and Mr. Sokolow which was entered into concurrent with the closing of the merger of the Company and vFinance, Inc., and which was subsequently amended on November 23, 2009. Under the Consulting Agreement, Mr. Sokolow will provide to the Company and its affiliates professional consulting services in the area of general corporate, financial reporting, business development, advisory, operational, strategic, public company and broker-dealer matters as needed and requested. During the term of Consulting Agreement Mr. Sokolow will be paid $300,000 per annum.

On January 25, 2013, Messrs. Klein, Fagenson, Goldwasser and Levin purchased 1,000,000, 166,666, 66,666 and 25,000 shares of our Common Stock, respectively, in the private placement at a purchase price of $0.30 per share for an aggregate consideration of $377,500. Additionally, we issued to Messrs. Klein, Sokolow, and Plimpton 101,214, 101,214, 506,080 shares of our Common Stock, respectively pursuant to the exchange of 215,741, 215,741, and 1,078,730 warrants, respectively.

The Company used its subsidiary as the placement agent for its capital raising transactions in January 2013 and August 2013. The Company compensated the subsidiary $370,000 for these transactions for the fiscal year. These transactions were properly disclosed to the SEC and due to the sales commissions that were paid to its registered representatives, the net effect to the firm was de minimus.

Mr. Fagenson is also a party to an Independent Contractor Agreement, dated February 27, 2012, with the NSC, whereby in exchange for establishing and maintaining a branch office of NSC in New York, New York (the “Branch”), Mr. Fagenson receives 50% of any net income accrued at the Branch, which amounted to date has been immaterial and his daughter, Stephanie Fagenson, is receiving an annual salary of $72,000.

Mr. Fagenson was also a party to a sub-lease agreement wherein during the aftermath of Hurricane Sandy in fiscal year 2012 and part of 2013, Mr. Fagenson sublet office space to an independent contractor office of National Securities. This agreement was of no financial consequence to the Company.

M. Klein & Company was engaged during the fiscal year ended 2013 to perform certain evaluation services and to advise the Board on corporate actions. The principal officer engaged to conduct these services is the brother of the Chief Executive Officer and Co-Chairman of the Board. Mark Klein received no direct or indirect compensation as a result of this engagement. The total fees paid for these services were $50,000 in fiscal year 2013. No such fees were paid in fiscal year 2012.

NOTE 18. STOCKHOLDERS’ EQUITY (DEFICIT)

Shares Authorized

The Company’s authorized number of shares of common stock is 150,000,000, and its authorized number of shares of preferred stock is 10,000,000. Additionally, the Company has authorized 50,000 shares of Series A Preferred Stock, 34,500 shares of Series C Preferred Stock, 100,000 shares of Series D Preferred Stock, and 200,000 shares of Series E Preferred Stock.

Issuance of shares of common stock pursuant to a private placement

In January 2013 the Company issued 29,451,596 shares of common stock for an aggregate purchase price of approximately $8,562,000, net of expenses. The Company used the proceeds from the sale of the shares to repay certain outstanding indebtedness and for general corporate, working capital and net capital purposes and associated and reasonable costs and fees relating to the transaction.

In August 2013 the Company issued 10,583,330 shares of common stock for an aggregate purchase price of approximately $3,016,000, net of expenses. The Company used the proceeds from the sale of the shares toward the purchase consideration in the Merger with Gilman Ciocia and for general corporate, working capital and net capital purposes and associated and reasonable costs and fees relating to the transaction.

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

During fiscal 2013, the Company issued 1,000,000 shares of its common stock to satisfy certain liabilities pertaining to customer settlements. The fair value of the shares was based on the Company’s quoted trading price at the date the agreement was executed.

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

During fiscal 2013 and 2012, the Company recognized $0 and $93,000 of dividends on its Series A Preferred Stock. The accumulated dividends on the Company’s 46,050 issued and outstanding shares of Series A Preferred Stock was $715,000, at the automatic conversion date, December 21, 2011. At such date, all accumulated dividends were to be paid, resulting in the issuance of 5,723 shares of Series A Preferred Stock. The Company converted all of the Series A preferred stock issuing 4,141,826 shares of its common stock to satisfy its obligations pursuant to the conversion of 51,773 shares of Series A Preferred Stock.

Series C Convertible Preferred Stock

On July 12, 2010, the Company issued 34,167 shares of Series C Preferred Stock to certain investors in consideration of the conversion of $1.7 million in subordinated financing. The Series C shares issued pursuant to this transaction were converted into 3,416,691 shares of the Company’s common stock in January 2013.

Series D Convertible Preferred Stock

On September 29, 2010, the Company issued 60,000 shares of Series D Preferred Stock to certain investors in consideration of $3,000,000, of which $1,334,000 was a receivable. This amount was collected in October 2010. The Series D shares issued pursuant to this transaction were converted into 6,000,000 shares of the Company’s common stock in January 2013.

Series E Convertible Preferred Stock

In fiscal 2013, the Company designated its Series E Preferred Stock, par value $0.01 per share, at a price of $50 per share. The authorized number of shares of Series E Preferred Stock is 200,000. The Company never issued Series E Preferred Stock. There were no shares outstanding at September 30, 2013.

Grant of Restricted Stock Units

On September 19, 2013, the Company granted 1,865,450 restricted stock units (RSU) of which 1,157,750 RSU's were to employees, as per its 2013 Omnibus Incentive Plan. One RSU gives the right to one share of the Company’s common stock. The vesting rate is 1/3 upon grant date and 1/3 every year thereafter provided the grantee has been continuously employed by the Company. The RSU were granted to both employees and non-employees. These will be accounted for in accordance with ASC 718 – Stock Compensation. Non-employees received 707,700 RSU which will be accounted for in accordance with ASC 505-50 – Equity-based payments to non-employees.

ASC 718 provides that the measurement objective for the RSUs is to estimate their fair value at the grant date and that it shall be based on the underlying share price and other pertinent factors at the grant date.

ASC 505-50-30-2 provides that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The consideration received by the Company is simply tied to the continued employment of the non-employees with the affiliate.

As of September 30, 2013, the Company recorded an expense of $240,000 which represents the fair market value of 621,817 shares of the initial 1/3 of the RSU which vested immediately.

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

The Company granted 9,000,000 options during fiscal year 2013. No options were granted in 2012.

The following option activity occurred under our plan:

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	3,810,271	$1.67	2.36	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	(2,498,269)	1.67
Outstanding at September 30, 2012	1,312,002	$1.64	2.17	$-
Granted	9,000,000	0.69
Exercised	-	-
Forfeited or expired	(312,002)	1.67
Outstanding at September 30, 2013	10,000,000	$0.66	6.50	$33,000
Exercisable at September 30, 2013	7,800,000	0.66	6.42	$25,000

	2013	2012

Weighted-average grant-date fair value of options granted	N/A	N/A
Fair value of options recognized as expense:	$139,000	$10,000

As of September 30, 2013, the Company had approximately $652,000 of unamortized compensation costs related to non-vested options.

The grant date fair value of options granted during the years ended September 30, 2013 and 2012 was $758,800 and $0, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2013	2012
Dividend yield	0.00%	N/A
Expected volatility	75.00%	N/A
Risk-free interest rate	0.58%	N/A
Expected life (in years)	3.0	N/A

Nonvested Restricted Stock Units

The fair value of nonvested restricted stock units issued to the Company's employees is determined based on the trading price of the Company's common stock on the grant date. A summary of the Company's nonvested restricted stock units for the year ended September 30, 2013 is as follows:

	Shares	Weighted Average Grant Due Fair Vlue
Nonvested restricted sotck units at October 1, 2012	-	$-

Grants	1,243,633	455,733
Vested	385,917	148,578
Forfeited	-	-

Nonvested restricted stock units at September 30, 2013	771,833	$307,155

At September 30, 2013, there was $307,155 of unrecognized compensation expense related to unvested share-based awards granted to the Company's employees under the Company's share-based payment plans. The unrecognized expense related to nonvested restricted sotck units is expected to be recognized over a period of 2 years.

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

In connection with the issuance of the Series E Convertible Preferred debt, the Company also issued warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.50 per share. The warrants vested at a rate of 33 1/3% in September 2010 and 33 1/3% annually thereafter. The warrants expire five years from the date of vesting.

During fiscal 2013 and 2012, the Company did not issue any warrants. In January 2013, in connection with the Recapitalization, the Company converted approximately 22,727,436 warrants into 12,951,195 shares of the Company’s common stock.

The following tables summarize information about warrants outstanding at September 30, 2013:

	Warrants	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2011	14,967,941	$1.00	3.78
Granted	-	-
Exercised	-	-
Forfeited or expired	(248,000)	0.75
Outstanding at September 30, 2012	14,719,941	$0.56	2.84
Granted	-	-
Converted	(12,727,436)	$0.98
Exercised	-	-
Forfeited or expired	(1,095,750)	$2.22
Outstanding at September 30, 2013	896,755	$0.50	1.73
Exercisable at September 30, 2013	896,755	$0.50	1.73

As of September 30, 2013, the aggregate intrinsic value of the Company’s outstanding and exercisable warrants was $0.

NOTE 19. NET CAPITAL REQUIREMENTS

National Securities has elected to use the alternative standard method permitted by the Rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital. At September 30, 2013, National Securities had net capital of approximately $4,586,000 which was approximately $4,336,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000. In addition to the net capital requirements, vFinance Investments is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2013, vFinance Investments had net capital of approximately $2,289,000, which was approximately $1,289,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 52.9%. The Broker-Dealer Subsidiaries qualify under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 20. EMPLOYEE BENEFITS

In September 2011, the Company created a new defined contribution 401(k) plan (the “Plan”) merging the two plans originally formed prior to the merger of National and vFinance effective October 1, 2011, (the “Terminated Plans”). Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. As a result of the Plan’s larger size, the Company was able to eliminate all administrative costs to the Company, as well as offer participants a larger selection of investment choices. The Company’s contributions are made at the discretion of the Board of Directors. For the new Plans, the Company made no contributions for the fiscal year ended September 30, 2013. For the Terminated Plans, the Company made no contributions for the fiscal year ended September 30, 2013 and 2012.

NOTE 21. SUBSEQUENT EVENTS

Merger

On October 15, 2013, the Company completed its previously announced merger with Gilman Ciocia, Inc., a Delaware corporation ("Gilman"). Pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 20, 2013, by and among the Company, National Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Gilman, Merger Sub was merged with and into Gilman, with Gilman surviving the merger (the “Merger”) and becoming a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, the Company issued to the Gilman stockholders 22,667,667 shares (0.235019 shares of its common stock for each outstanding share of Gilman common stock) of its common stock in exchange for all of the Gilman common stock. Additionally, on October 15, 2013, the Company satisfied certain liabilities of Gilman aggregating $4.0 million.

On October 15, 2013, in connection with the closing of the Merger, as contemplated by the Merger Agreement, two nominees of the Board of Directors of Gilman, James Ciocia and Frederick Wasserman, were appointed to the Company’s Board of Directors as class I directors, effective immediately following the effective time of the Merger.

In November 2013, subsequent to the Merger and upon approval from FINRA, National Securities received a transfer of Prime Capital Services retail brokers and customer accounts, in an effort to reduce overhead and consolidate its retail business activity into the Broker Dealer that was best suited to deal with the retail activity.

Distributions of Equity Capital from Broker Dealer subsidiaries

In October 2013, National Securities distributed equity capital to its Parent in the amount of $1,000,000. The SEC, FINRA and NFA were all notified of this distribution in accordance with applicable rules and regulations.

In October 2013, vFinance Investments distributed equity capital to its Parent in the amount of $500,000. The SEC, FINRA and NFA were all notified of this distribution in accordance with applicable rules and regulations.