Form 10-Q
period 2013-12-31
NATIONAL HOLDINGS CORP
filed 2014-02-14
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2013	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐NO ☒

As of February 14, 2014 there were 123,246,888 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

PART I.        FINANCIAL INFORMATION

ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31, 2013	September 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$15,643,000	$19,985,000
Restricted cash	92,000	92,000
Deposits with clearing organizations	1,387,000	1,107,000
Receivables from broker dealers and clearing organizations	2,799,000	4,296,000
Other receivables	3,044,000	1,049,000
Advances to registered representatives - Current portion, net of allowance for uncollectible accounts	647,000	384,000
Securities owned: marketable – at market value	427,000	428,000
Securities owned: nonmarketable – at fair value	30,000	39,000
Prepaid expenes	1,425,000	764,000
Total Current Assets	25,494,000	28,144,000

Advances to registered representatives - Long term portion	706,000	427,000
Fixed assets, net of accumulated depreciation	853,000	447,000
Intangible assets, net	9,982,000	-
Goodwill	4,464,000	-
Other assets	671,000	493,000
Total Assets	$42,170,000	$29,511,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$16,375,000	$13,494,000
Payable to broker dealers and clearing organizations	13,000	13,000
Securities sold, but not yet purchased, at market value	16,000	15,000
Total Current Liabilities	16,404,000	13,522,000

Accrued expenses and other liabilities - Long term portion	294,000	192,000
Total Liabilities	16,698,000	13,714,000

National Holdings Corporation Stockholders' Equity
Common stock, $.02 par value, 150,000,000 shares authorized; 123,246,888 shares issued and outstanding at December 31, 2013 and 100,580,203 shares issued and outstanding at September 30, 2013	2,465,000	2,012,000
Additional paid-in capital	76,517,000	67,982,000
Accumulated deficit	(53,525,000)	(54,212,000)
Total National Holdings Corporation Stockholders' Equity	25,457,000	15,782,000

Non Controlling Interest	15,000	15,000

Total Stockholders' Equity	25,472,000	15,797,000

Total Liabilities and Stockholders' Equity	$42,170,000	$29,511,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended December 31,
	2013	2012
Revenues
Commissions	$27,296,000	$16,041,000
Principal transactions	3,158,000	2,601,000
Investment banking fees	3,893,000	2,055,000
Interest and dividends	933,000	1,047,000
Transfer fees and clearing services	2,316,000	2,008,000
Investment advisory fees	3,181,000	2,419,000
Tax preparation and accounting fees	538,000	-
Other	478,000	275,000
Total Revenues	41,793,000	26,446,000

Operating Expenses
Commissions, compensation and fees	34,933,000	22,835,000
Clearing fees	796,000	422,000
Communications	1,140,000	1,119,000
Occupancy, equipment and other admin expenses	2,590,000	770,000
Professional fees	1,015,000	771,000
Interest	16,000	165,000
Taxes, licenses and registration	508,000	408,000
Total Operating Expenses	40,998,000	26,490,000
Total provision for income taxes	108,000	-

Net Income (Loss) before non-controlling interest	687,000	(44,000)

Net loss attributable to noncontrolling interest	-	(3,000)

Net Income (Loss) attributable to common stockholders	$687,000	$(41,000)

Net Income (loss) attributable to comon stockholders - Basic	$0.01	$(0.00)
Net Income (loss) attributable to comon stockholders - Diluted	$0.01	$(0.00)

Weighted number of shares outstanding - Basic	119,797,610	26,567,193
Weighted number of shares outstanding - Diluted	121,269,503	26,567,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013 AND THE THREE MONTHS ENDED DECEMBER 31, 2013

	Preferred Stock C			Preferred Stock D			Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders' Equity
	Shares	$		Shares	$		Shares	$	Capital	Deficit	Interest	(Deficit)
BALANCE, September 30, 2012	34,169		$2,551,000	60,000		$3,605,000	26,555,572	$531,000	$46,184,000	$(55,780,000)	$18,000	$(2,891,000)
Issuance of shares of common stock pursuant to the conversion of Series C Preferred Stock	(34,169)		(2,551,000)	-		-	3,416,691	68,000	2,483,000	-	-	-

Issuance of shares of common stock pursuant to the conversion of Series D Preferred Stock	-		-	(60,000)		(3,605,000)	6,000,000	120,000	3,485,000	-	-	-

Issuance of shares of common stock pursuant to the conversion of Series E Subordinated Note	-		-	-		-	10,000,000	200,000	4,800,000	-	-	5,000,000

Issuance of shares of common stock pursuant to the conversion of certain outstanding Warrants	-		-	-		-	12,951,195	259,000	(259,000)	-	-	-

Issuance of shares of common stock pursuant to Private Placement	-		-	-		-	40,034,928	801,000	10,777,000	-	-	11,578,000

Issuance of shares of common stock pursuant to 2013 Omnibus Stock Option Plan	-		-	-		-	621,817	13,000	227,000	-	-	240,000

Issuance of shares of common stock pursuant to satisfy certain liabilities	-		-	-		-	1,000,000	20,000	293,000	-	-	313,000

Accrue for distribution of remaining equity to non-controlling equity holder	-		-	-		-	-	-	(147,000)	-	-	(147,000)

Fair value of stock options	-		-	-		-	-	-	139,000	-	-	139,000

Net income (loss)	-		-	-		-	-	-	-	1,568,000	(3,000)	1,565,000
BALANCE, September 30, 2013	-		-	-		-	100,580,203	$2,012,000	$67,982,000	$(54,212,000)	$15,000	$15,797,000

Issuance of shares of common stock pursuant to the acquisition of Gilman & Ciocia							22,666,685	453,000	8,387,000	-	-	8,840,000

Fair value of stock options and restricted stock units							-	-	148,000	-	-	148,000

Net income (loss)							-	-	-	687,000	-	687,000
BALANCE, December 31, 2013		$			$		123,246,888	$2,465,000	$76,517,000	$(53,525,000)	$15,000	$25,472,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Month Period Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$687,000	$(41,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	534,000	294,000
Amortization of advances to registered representatives	52,000	60,000
Compensatory element of common stock option issuances and restricted stock units	210,000	-
Net realized and unrealized gain on securities	(338,000)	(18,000)
Non-controlling interest	-	(3,000)
Changes in assets and liabilities
Deposits with clearing organizations	(8,000)	-
Receivables from broker-dealers and clearing organizations	3,319,000	1,060,000
Other receivables	(1,969,000)	(194,000)
Advances to registered representatives	178,000	(3,000)
Securities owned: marketable - at market value	340,000	61,000
Securities owned: non-marketable - at fair value	9,000	(426,000)
Prepaid expenses and other assets	(280,000)	(211,000)
Accounts payable, accrued expenses and other liabilities	(3,307,000)	(951,000)
Payable to broker dealers and clearing organizations	-	(85,000)
Securities sold, but not yet purchased, at market	1,000	2,000
Net cash used in operating activities	(572,000)	(455,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition-related cash acquired	1,654,000	-
Purchase of fixed assets	(24,000)	(35,000)
Payment of certain liabilities of Gilman & Ciocia	(5,400,000)	-
Net cash used in investing activities	(3,770,000)	(35,000)

NET DECREASE IN CASH	(4,342,000)	(490,000)

CASH BALANCE
Beginning of the period	19,985,000	7,934,000
End of the period	$15,643,000	$7,444,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$16,000	$166,000
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired and liabilities assumed pursuant to acquisition:
Tangible assets acquired	$5,587,000	$-
Identifiable intangible assets acquired	$10,417,000	$-
Goodwill	$4,464,000	$-
Liabilities assumed	$11,628,000	$-
Stock issued pursuant to Gilman Ciocia acquisition	$8,840,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of National Holdings Corporation (“National” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of December 31, 2013 and for the three months ended December 31, 2013 and 2012 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Merger

On October 15, 2013, we completed a merger with Gilman Ciocia pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 20, 2013, by and among us, National Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Gilman, Merger Sub was merged with and into Gilman, with Gilman surviving the merger and becoming a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, the Company issued to the Gilman stockholders approximately 22.66 million shares of its common stock in exchange for all outstanding shares of Gilman common stock.

NOTE 2. CONSOLIDATION

The consolidated financial statements include the accounts of National and its wholly owned subsidiaries. National operates primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”) and Gilman for the period October 16, 2013 through December 31, 2013. In conjunction with the Merger with Gilman, the Company added Prime Capital Services, Inc. (“Prime”) to its portfolio of Broker Dealer subsidiaries, however, in November, National Securities and Prime received approval from FINRA allowing for a mass transfer of its brokers and customer accounts to National Securities. This transfer was completed on November 22, 2013. This transfer was done to reduce overhead and consolidate the administrative and regulatory structures of the two entities. The Company filed a Broker Dealer withdrawal for Prime in January 2014.The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.

Through its Broker-Dealer Subsidiaries, the Company (1) offers full service retail brokerage to approximately 100,000 retail, high net worth individuals and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in approximately 6,000 micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. Its Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. They are registered with the Securities and Exchange Commission ("SEC"), are members of the FINRA, the Securities Investor Protection Corporation ("SIPC") and the National Futures Association ("NFA").

The Company’s wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"), is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

The Company’s wholly owned subsidiary, National Insurance Corporation, a Washington corporation ("National Insurance"), provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

The Company’s wholly-owned subsidiary Gilman Ciocia, Inc., a Delaware corporation, provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

The Company’s wholly owned subsidiary, Prime Financial Services, a Delaware corporation ("Prime Financial "), provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

The Company’s wholly owned subsidiary, Asset and Financial Planning LTD, a New York corporation ("AFP"), is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

The Company’s wholly owned subsidiary, GC Capital Corporation, a Washington corporation ("GC"), provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with the Company. The Company may have established liabilities for potential losses from such complaints, legal actions, government investigations, and proceedings where necessary in accordance with GAAP. In establishing these liabilities, management uses judgment to determine the probability that losses will be incurred and a reasonable estimate of the amount of losses. In making these decisions, management bases its judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If managements judgment proves to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of December 31, 2013 and September 30, 2013, the Company accrued approximately $312,000 and $250,000, respectively for these matters. These claims may be covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Customer security transactions and the related commission income and expense are recorded on a trade date basis. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firms, National Financial Services LLC (“NFS”), COR Clearing LLC, formerly known as Legent Clearing (“COR”), ICBC, formerly known as Fortis Securities, LLC (“ICBC”), Rosenthal Collins Group, LLC. (“Rosenthal”), and R.J. O’Brien (“RJO”) and Southwest Securities. The interest is billed on the average daily balance of the margin account.

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

Fees associated with tax return preparation and accounting services are recognized when the services have been provided. Such fees are agreed to by the customers prior to the provision of the services and are billed when the services have been provided, which may occur daily.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2013, and September 30, 2013, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

The Company had securities owned- nonmarketable including warrants it received as partial compensation from clients for investment banking services as Level 2 assets as of December 31, 2013 and September 30, 2013.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. If, based on its qualitative assessment, the Company believes that it is more likely than not that its fair value is less that its carrying amount, it will calculate the fair value of its reporting unit from which the goodwill is derived. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is other than its carrying value, the Company performs the second step of the impairment process to measure the amount of the impairment loss, if any. Pursuant to the second step, the reporting unit’s fair value is allocated to all of its assets and liabilities in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit is less than the its carrying value, the difference is recorded as an impairment loss.

The Company reviews purchased intangible assets with a finite life for impairment at least once a year or earlier if circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.

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

The Company evaluated the terms of the Series C and D Preferred Stock at September 30, 2012 to determine whether they should be classified as a liability, temporary equity, or permanent equity and whether their conversion options should be bifurcated and accounted for as derivatives. The terms of their Series C and D provide for the following among other things: they are convertible at the holder’s option to a fixed number of shares of common stock of the Company at the classification dates and they are not redeemable. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option of the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the Company’s common stock. Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed in accordance with professional standards. As of December 31, 2013 the Company had no convertible debt instruments outstanding.

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if certain securities or other contracts to issue common shares were exercised or converted.

	Three Month Period Ended December 31,
	2013	2012
Numerator:
Net income (loss)	$687,000	$(41,000)

Denominator:
Denominator for basic earnings per share--weighted average shares	119,797,610	26,567,193
Effect of dilutive securities:
Assumed conversion of dilutive options	228,261	-
Assumed conversion of unvested restricted stock units	1,243,632	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	121,269,503	26,567,193

Income (Loss) per share:
Net income (loss) available to common stockholders
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

The weighted-average anti-dilutive common share equivalents are as follows:

	December 31,
	2013	2012

Series C Preferred Stock	-	3,416,692
Series D Preferred Stock	-	6,000,000
Convertible notes payable	-	11,125,000
Options	12,021,739	1,130,000
Warrants	896,755	14,467,941
	12,918,494	36,139,633

The anti-dilutive common shares outstanding at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012

Series A Preferred Stock	-	-
Series C Preferred Stock	-	3,416,692
Series D Preferred Stock	-	6,000,000
Convertible notes payable	-	11,125,000
Options	12,021,739	1,130,000
Warrants	896,755	14,467,941
	12,918,494	36,139,633

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

The Company maintains cash with major financial institutions. All accounts are insured up to $250,000 in aggregate, by company and by financial institution. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the counterparties in which it holds deposits. As a result of this evaluation, the Company believes it is not exposed to any significant credit risks for cash.

Other Receivables

The Company extends unsecured credit in the normal course of business to certain business clients and unconsolidated affiliates. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual relationship. The Company periodically receives payment from various clients for fees earned from investment banking deals, tax preparation fees and other transactions. These amounts are usually collected within sixty to ninety days and as of December 31, 2013 the Company had an allowance for doubtful accounts of $261,000, primarily attributable to the tax preparation fees. Additionally, other amounts due from unrelated parties are assessed and usually collected within thirty to sixty days.

Advances to Registered Representatives

Advances are given to certain registered representatives as an incentive for their affiliation with the Broker-Dealer Subsidiaries. The representative signs an independent contractor agreement with the Broker-Dealer Subsidiaries for a specified term, typically a three-year period. The advance is then amortized on a straight-line basis or based on a percentage of production over the life of the broker’s agreement with the Broker-Dealer Subsidiaries, and is included in commission expense in the accompanying consolidated statements of operations. In the event a representative’s affiliation terminates prior to the fulfillment of their contract, the representative is required to repay the unamortized balance. At December 31, and September 30, 2013 there was approximately $0 and $13,000, respectively, of allowance for uncollectable amounts associated with these receivables.

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

Reclassifications

Certain items in the fiscal 2013 financial statements have been reclassified to conform to the presentation in the fiscal 2014 financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The new guidance became effective for the Company beginning January 1, 2014. The Company believes that the new guidance will not have any material impact on the Company’s financial statements.

NOTE 4- BUSINESS COMBINATION

On October 15, 2013, the Company completed its acquisition of all of the issued and outstanding shares of Gilman. Pursuant to the acquisition agreements, the Company issued 22,666,685 shares of its common stock to the stockholders of Gilman. Additionally, the Company satisfied the obligations pursuant to certain liabilities of Gilman in consideration of $5,400,000. In August 2013, the Company issued 10,583,330 shares of its common stock pursuant to a private placement which generated net proceeds of $3,016,000 to partially finance the cash consideration of $5,400,000. Additionally, the Company granted 1,950,000 options to certain employees of Gilman whose employment agreements were assumed by the Company.

The acquisition of Gilman provides a platform to the Company to expand its existing service in the financial planning arena and adds tax return preparation services. The acquisition also increased substantially the number of representatives and new customers through which the Company can market its services.

The acquisition of Gilman has been accounted for as a business combination. Effective October 16, 2013, the results of Gilman’s operations are included in the Company’s consolidated financial statements.

The following tables summarizes the consideration transferred to acquire Gilman and the amounts of identifiable assets acquired and liabilities assumed based on the estimated fair value at the acquisition date:

Issuance of 22,666,685 shares of common stock to Gilman Stockholders	$8,840,000
Cash to satisfy obligations pursuant to certain liabilities of Gilman	5,400,000
Total Consideration	$14,240,000

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

Current assets	$4,833,000
Fixed assets	482,000
Other assets	272,000
Current liabilities	(6,000,000)
Long-term liabilities	(5,628,000)
Net tangible liabilities assumed	(6,041,000)
Liabilities satisfied at closing	5,400,000
Intangible assets	10,417,000
Goodwill	4,464,000
Total consideration	$14,240,000

The aforementioned allocation to identifiable intangible assets and goodwill is preliminary and the Company is still evaluating the allocation of the purchase price among certain intangible assets and goodwill. The Company anticipates that it will complete its analysis of the allocation of the purchase price among such assets within the next three months and that the final allocation will vary from the preliminary allocation. The goodwill recognized is attributable to expected synergies and other benefits that the Company believes will result from combining its operations of Gilman’s. The intangible assets recognized are primarily attributable to expected increased margins that the Company believes will result from Gilman’s existing customer relationships and increased margins from financial planning and tax preparation services that the Company will offer to its existing clients.

The following table presents the intangible assets subject to amortization and the carrying amount as of December 31, 2013 and the respective estimated useful lives:

Intangible asset	Preliminary Fair Value	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer Relationships	$8,333,600	$(347,000)	$7,986,600	5
Brand	2,083,400	(88,000)	1,995,400	5
	$10,417,000	$(435,000)	$9,982,000

The estimated future amortization expense of the intangible assets with a finite life, for the next five fiscal years and thereafter is as follows:

Year ended September 30,
2014	$1,650,000
2015	2,083,000
2016	2,083,000
2017	2,083,000
2018	2,083,000
Thereafter	0

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition occurred at October 1, 2012:

	(Unaudited) Three Month Period Ended December 31,
	2013	2012

Revenues	$43,861,000	$34,601,000

Net Income (Loss)	$199,000	$(1,541,000)

Basic earnings (loss) per share	$0.00	$(0.02)

Diluted earnings (loss) per share	$0.00	$(0.02)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect, among other things, 1) additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, 2) additional compensation related to the grant of 1,950,000 stock options to certain employees of Gilman whose employment agreement was assumed by the Company, and 3) the shares issued by the Company in August 2013 to partially fund the $5,400,000 cash consideration. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have been resulted had the acquisition occurred on the date indicated or that may result in the future.

The amount of revenues and income (loss) of Gilman since the acquisition date included in the statement of operations for the three months ended December 31, 2013 are as follows:

Revenues	$6,880,000

Net loss	$(547,000)

NOTE 5. CLEARING AGREEMENTS

National Securities Corporation and vFinance Investments, Inc. have separate but coterminous clearing agreements with National Financial Services, LLC with a termination date of February 1, 2015. The clearing agreement includes a termination fee if either broker dealer terminates the agreement without cause. The Broker Dealer Subsidiaries currently have clearing agreements with NFS, Legent, ICBC, Rosenthal, RJO and Southwest Securities.

NOTE 6. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At December 31, 2013 and September 30, 2013, the receivables of $2,799,000 and $4,296,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions. At December 31, 2013 and September 30, 2013, the amounts payable to broker dealers and clearing organizations of $13,000 and $13,000, respectively, represent amounts owed to clearing firms or other broker dealers for fees on transactions and payables to other broker dealers.

NOTE 7. OTHER RECEIVABLES

At December 31, 2013 and September 30, 2013, the Company had other receivables net of allowance for uncollectable accounts of $3,044,000 and $1,049,000, respectively, primarily from underwriting and management fees from investment banking transactions that the Company participated in.

NOTE 8. ADVANCES TO REGISTERED REPRESENTATIVES

An analysis of advances to registered representatives for the quarter ended December 31, 2013 is as follows:

Advances to Registered Representative
Balance, September 30, 2013	$811,000
Advances	803,000
Amortization or repayment of advances	(261,000)
Balance, December 31, 2013	$1,353,000

There were no unamortized advances outstanding attributable to registered representatives who ended their affiliation with National Securities prior to the fulfillment of their obligation.

NOTE 9. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

The following tables show the fair market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of December 31, 2013 and September 30, 2013:

Fair Value Measurements

As of December 31, 2013

Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$243,000	-	-	$243,000
Mutual funds	50,000			50,000
Fixed income securities	134,000	-	-	134,000
Restricted stock and warrants	-	30,000	-	30,000
	$427,000	$30,000	$-	$457,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Fixed income securities	$16,000	-	-	$16,000
	$16,000	$-	$-	$16,000

As of September 30, 2013

Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$428,000	-	-	$428,000
Restricted stock and warrants	-	39,000	-	39,000
	$428,000	$39,000	$-	$467,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$15,000	-	-	$15,000
	$15,000	$-	$-	$15,000

NOTE 10. FIXED ASSETS

Fixed assets as of December 31, 2013 and September 30, 2013, respectively, consist of the following:

	December 31, 2013	September 30, 2013	Estimated Useful Lives (years)
Equipment	$2,719,000	$2,668,000	5
Furniture and fixtures	572,000	532,000	5
Leasehold improvements	1,419,000	1,074,000	Lesser of useful life or term of lease
Capital Leases (Primarily composed of Computer Equipment)	2,580,000	2,510,000	5
	7,290,000	6,784,000
Less accumulated depreciation and amortization	(6,437,000)	(6,337,000)
Fixed assets - net	$853,000	$447,000

Depreciation expense for the three months ended December 31, 2013 and 2012 was $100,000 and $138,000, respectively.

NOTE 11. OTHER ASSETS

At December 31, 2013 and September 30, 2013, the Company had other assets of $671,000 and $493,000, respectively, primarily comprised of security deposits for the Company’s offices.

NOTE 12. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following:

	December 31, 2013	September 30, 2013
Commissions payable	$9,931,000	$9,141,000
Deferred clearing fee credits	114,000	138,000
Telecommunications vendors payable	242,000	166,000
Legal payable	401,000	584,000
Deferred rent payable	267,000	220,000
Accrued compensation	851,000	195,000
Settlements	593,000	-
Capital lease liability	86,000	108,000
Other vendors	4,184,000	3,134,000
Total	$16,669,000	$13,686,000

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $16,350,000. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at December 31, 2013 and September 30, 2013, are approximately $312,000 and $250,000 (inclusive of legal fees incurred to date and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $260,000 and 290,000 for the three months ended December 31, 2013 and 2012, respectively.

NOTE 14. RELATED PARTY TRANSACTIONS

Mr. Fagenson, the Co-Executive Chairman of the Board of Directors is a party to an Independent Contractor Agreement, dated February 27, 2012, with the NSC, whereby in exchange for establishing and maintaining a branch office of NSC in New York, New York (the “Branch”), Mr. Fagenson receives 50% of any net income accrued at the Branch, which amounted to date has been immaterial and his daughter, Stephanie Fagenson, is receiving an annual salary of $72,000.

Mr. Fagenson was also a party to a sub-lease agreement wherein during the aftermath of Hurricane Sandy in fiscal year 2012 and part of 2013, Mr. Fagenson sublet office space to an independent contractor office of National Securities. This agreement was of no financial consequence to the Company and was terminated during fiscal 2013.

M. Klein & Company was engaged during the fiscal year ended 2013 to perform certain evaluation services and to advise the Board on corporate actions. The principal officer engaged to conduct these services is the brother of the Chief Executive Officer and Co-Chairman of the Board. Mark Klein received no direct or indirect compensation as a result of this engagement. The total fees accrued for these services in the three months ended December 31, 2013 were $50,000 and no fees were paid in the same period in 2012.

NOTE 15. NET CAPITAL REQUIREMENTS

The Company’s Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.

National Securities has elected to use the alternative standard method permitted by the Rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital. At December 31, 2013, National Securities had net capital of approximately $4,577,000 which was approximately $4,327,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000. In addition to the net capital requirements, vFinance Investments is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2013, vFinance Investments had net capital of approximately $1,993,000, which was approximately $993,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 47.4%. The Broker-Dealer Subsidiaries qualify under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

Prime Capital Services is required maintain minimum regulatory net capital of $100,000 and a ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2013, Prime Capital Services had net capital of approximately $493,000, which was approximately $393,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 169.2%.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

In October 2013, National Securities distributed equity capital to its Parent in the amount of $1,000,000. The SEC, FINRA and NFA were notified of this distribution in accordance with applicable rules and regulations.

In October 2013, vFinance Investments distributed equity capital to its Parent in the amount of $500,000. The SEC, FINRA and NFA were notified of this distribution in accordance with applicable rules and regulations.

NOTE 16. EMPLOYEE BENEFITS

In September 2011, the Company created a new defined contribution 401(k) plan (the “Plan”) merging the two plans originally formed prior to the merger of National and vFinance effective October 1, 2011, (the “Terminated Plans”). Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. As a result of the Plan’s larger size, the Company was able to eliminate all administrative costs to the Company, as well as offer participants a larger selection of investment choices. The Company’s contributions are made at the discretion of the Board of Directors. For the new Plans and the Terminated Plans, the Company made no contributions during the three months ended December 31, 2013 and 2012.

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

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through the Company’s principal subsidiaries, National Securities Corporation (“National Securities or “NSC”)and vFinance Investments, Inc. (“vFinance Investments”) (and collectively with National Securities and vFinance Investments, the “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of the Company retail, corporate and institutional clients. Following the Company's merger with Gilman Ciocia, Inc., a Delaware corporation ("Gilman") in October 2013, we provide tax preparation services through Gilman, which is now a wholly-owned subsidiary. In November 2013, following approval from the Financial Industry Regulatory Authority ("FINRA"), National Securities received a transfer of Gilman's Prime Capital Services retail brokers and customer accounts.

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

The Company’s wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM") is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

Gilman provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

As of December 31, 2013, we had approximately 1,100 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 32 Company offices located in New York, New Jersey, Florida, Washington and Illinois branches, the Company has approximately 117 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

Economic Overview and Impact of Financial Market Events

In the quarter ending December 31, 2013, the U.S. domestic equity markets and the S&P 500 continued to rise from the levels in 2011 and earlier periods in 2012. This increase was partly fueled by the Federal Reserve long-term buying. The Federal Reserve has since announced that it will taper its long-term bond buying. If market participants do not acquire similar volumes of long-term bonds than the Federal Reserve used to, there might be a slight increase in long-term interest rates, which would make equity securities less attractive. While corporate profits of US companies have consistently met or exceeded expectations for multiple quarters, some companies have shown less than anticipated increase in profits, which makes the equity securities markets more volatile. Continued concerns over economic growth and the labor participation rate will add some volatility to the equity securities market. While the longer-term outlook of the European debt crisis is uncertain, we continue to maintain nominal direct exposure to sovereign debt securities.

While there is a correction underway in the equity securities market, the impact on the volume of transactions we enter on behalf of our clients, which is still a leading generator of revenues for us, will vary depending on the level of volatility of the equity securities market, which is difficult to predict at this point.

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

RESULTS OF OPERATIONS

Revenues

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

The Company’s first quarter of fiscal year 2014 resulted in a substantial increase in revenues and a corresponding increase in operating expenses, primarily as a result of our merger with Gilman Ciocia. The merger closed on October 15, 2013 and as a result nearly a full quarter of operations have been incorporated into our results. As a result, the Company reported a net income of $687,000 compared with a net loss of $41,000 for the three months and quarter ended December 31, 2013 and 2012, respectively.

	Three Months Ended December 31,		Increase ( Decrease)
	2013	2012	Amount	Percent
Commissions	$27,296,000	$16,041,000	$11,255,000	70%
Principal transactions	3,158,000	2,601,000	557,000	21%
Investment banking fees	3,893,000	2,055,000	1,838,000	89%
Interest and dividends	933,000	1,047,000	(114,000)	-11%
Transfer fees and clearing services	2,316,000	2,008,000	308,000	15%
Investment advisory fees	3,181,000	2,419,000	762,000	32%
Tax preparation and accounting fees	538,000	-	538,000	0%
Other	478,000	275,000	203,000	74%
Total Revenues	$41,793,000	$26,446,000	$15,347,000	58%

Total revenues increased $15,347,000, or 58%, in the first quarter of fiscal year 2014 to $41,793,000 from $26,446,000 in the first quarter of fiscal year 2013. The increase in revenues is primarily due to the increase in registered representatives, investment advisors, insurance sales representatives and accountants as a result of the merger with Gilman Ciocia. The merger, in conjunction with favorable market conditions in the retail, investment banking and the investment advisory marketplace helped to drive the higher revenues.

Commission revenue increased $11,255,000, or 70%, to $27,296,000 from $16,041,000 during the first quarter of fiscal year 2014 compared with the same period in fiscal year 2013, which is attributable to the increase in registered representatives as a result of the merger with Gilman Ciocia. The merger, in conjunction with favorable market conditions helped to drive the higher commissions.

Principal transactions, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $557,000, or 21%, to $3,158,000 from $2,601,000 during the first quarter of fiscal year 2014 compared with the same period in fiscal year 2013. The increase is primarily due to more favorable trading conditions including higher market volumes, affecting our market making and fixed income trading activities in the quarter ended December 31, 2013 as compared to the same quarter in 2012.

Investment banking revenue increased $1,838,000, or 89% to $3,893,000 from $2,055,000 during the first quarter of 2014 compared to the same period in fiscal year 2013. This increase was attributable to a higher number of successful capital raising events for clients, in addition to more advisory and consulting services provided during the quarter.

Interest and dividend income decreased by $114,000 or 11%, to $933,000 from $1,047,000 in the first quarter of fiscal year 2014 compared with the same period in fiscal year 2013. The decrease is primarily attributable to somewhat lower customer margin account balances and lower customer free cash balances during the quarter.

Transfer fees and clearance services increased $308,000 or 15%, to $2,316,000 in the first quarter of fiscal year 2014 from $2,008,000 in the first quarter of fiscal year 2013, which is due to the increase in registered representatives and the number of transactions charged to those associates as a result of the merger with Gilman Ciocia.

Investment advisory fees increased $762,000, or 32%, to $3,181,000 from $2,419,000 during the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. The increase is due to the increase in our number of investment advisors and their assets under management as a result of the merger with Gilman Ciocia.

Tax preparation and accounting fees amounted to $538,000 in 2014. This source of revenue is new to the Company in 2014 and is due to the merger with Gilman Ciocia.

Other revenue increased $203,000, or 74%, to $478,000 from $275,000 during the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. The increase is due to the increase in overall business activity as a result of the merger with Gilman Ciocia.

Operating Expenses

In comparison with the 58% increase in total revenues, total expenses increased 55%, or $14,508,000, to $40,998,000 for first quarter of fiscal year 2014 compared to $26,490,000 in the first fiscal quarter of fiscal year 2013. The increase in total expenses is consistent with the increase in revenues brought about by the merger with Gilman Ciocia. The Company saw a rise in all areas of its operating costs with the exception of interest expense, but management maintains control of those operating costs despite the addition to its business lines.

	Three Months Ended December 31,		Increase ( Decrease)
	2013	2012	Amount	Percent
Commissions, compensation and fees	$34,933,000	$22,835,000	$12,098,000	53%
Clearing fees	796,000	422,000	374,000	89%
Communications	1,140,000	1,119,000	21,000	2%
Occupancy, equipment and other admin expenses	2,590,000	770,000	1,820,000	236%
Professional fees	1,015,000	771,000	244,000	32%
Interest	16,000	165,000	(149,000)	-90%
Taxes, licenses and registration	508,000	408,000	100,000	25%
	$40,998,000	$26,490,000	$14,508,000	55%

Commission, compensation, and fees, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as base compensation to our employees, brokers, and support staff, increased by $12,098,000, or 53%, to $34,933,000 from $22,835,000 for the first quarter of fiscal year 2014 compared to the same quarter of fiscal year 2013. The increase is primarily attributable to the increase in revenues and the merger with Gilman Ciocia. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $52,000 and $60,000 for the first quarter of fiscal year 2014 and 2013, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $210,000 and $0 for the three months ended December 31, 2013 and 2012, respectively.

Clearing fees increased $374,000, or 89%, to $796,000 in the first quarter of fiscal year 2014 from $422,000 in the first quarter of fiscal year 2013. This increase is commensurate with the increase in transaction volumes and clearance service revenue in conjunction with the merger with Gilman.

Communications expenses increased by $21,000, or 2% to $1,140,000 in the first quarter of fiscal year 2014 from $1,119,000 in the first quarter of fiscal year 2013. This increase is primarily due to the merger with Gilman.

Occupancy, equipment and other administrative expenses increased $1,820,000, or 236%, to $2,590,000 from $770,000 in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. This increase is primarily attributable to an increase in rent, amortization of intangibles, advertising, general insurance, office supplies and professional dues and subscriptions primarily as a result of the merger with Gilman.

Professional fees increased $244,000, or 32% to $1,015,000 from $771,000 in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. This increase is attributed to continued cost of defense associated with various arbitrations as well as legal and other professional costs associated with the Gilman merger.

Interest expense decreased by $149,000, or 90%, to $16,000 from $165,000 in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. The decrease is primarily due to the Company’s Recapitalization which allowed for the repayment of all outstanding debt in 2013.

Taxes, licenses and registration increased $100,000, or 25%, to $508,000 from $408,000 in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. This increase in taxes, licenses and registration is primarily due to the merger with Gilman, and the transfer of its registered personnel to National Securities.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities. For the three months ended December 31, 2013 and 2012, EBITDA, as adjusted, was $1,669,000 and $476,000, respectively. The increase in EBITDA, as adjusted is primarily due to the favorable market conditions in the retail, investment banking and the investment advisory marketplace.

The following table presents a reconciliation of EBITDA, as adjusted, to net income (loss) as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended December 31
	2013	2012

Net income (loss), as reported	$687,000	$(41,000)
Interest expense	16,000	165,000
Income taxes	170,000	20,000
Depreciation	100,000	117,000
Amortization	434,000	155,000
EBITDA	1,407,000	416,000
Non-cash compensation expense	210,000	0
Forgivable loan amortization	52,000	60,000
EBITDA, as adjusted	$1,669,000	$476,000

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance December 31,		Average Balance during first three months ended December
	2013	2012	2013	2012
Cash	$15,643,000	$7,444,000	$17,814,000	$7,689,000
Receivables from broker-dealers and clearing organizations	2,799,000	2,590,000	3,547,500	3,120,000
Marketable securities	427,000	653,000	427,500	674,500

Accounts payable, accrued expenses and other liabilities	16,669,000	10,603,000	15,593,000	11,081,500
Convertible notes payable excluding debt discount	-	6,800,000	-	6,800,000
Subordinated borrowings	-	1,000,000	-	1,000,000

We maintain a highly liquid balance sheet. At December 31, 2013 and 2012, 45% and 69%, respectively, of our total assets consisted of cash, marketable securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace. Additionally, at September 30, 2013, we had approximately $5.4 million in cash which was eventually disbursed on October 15, 2013, pursuant to our merger agreement with Gilman.

National Securities has elected to use the alternative standard method permitted by the Rule. This requires that National Securities maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital. At December 31, 2013, National Securities had net capital of approximately $4,577,000 which was approximately $4,327,000 in excess of its required net capital of $250,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000. In addition to the net capital requirements, vFinance Investments is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2013, vFinance Investments had net capital of approximately $1,993,000, which was approximately $993,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 47.4%. The Broker-Dealer Subsidiaries qualify under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

Prime Capital Services is required maintain minimum regulatory net capital of $100,000 and a ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2013, Prime Capital Services had net capital of approximately $493,000, which was approximately $393,000 in excess of its required net capital of $100,000 and its percentage of aggregate indebtedness to net capital was 169.2%.

Advances, dividend payments and other equity withdrawals from the Broker-Dealer Subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During the first quarters of fiscal 2014 and 2013, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $24,000 and $35,000 during the first quarters of fiscal 2014 and 2013, respectively.

	Three-months ended December 31,
	2013	2012
Cash flows from operating activities

Net income (loss)	$687,000	$(41,000)
Non-cash adjustments
Depreciation and amortization	534,000	294,000
Fair value options and restricted stock units	210,000	-
Other	52,000	45,000

Changes in assets and liabilities
Receivables from broker-dealers, clearing organizations	3,319,000	1,060,000
Securities owned	349,000	(365,000)
Accounts payable, accrued expenses, and other liabilities	(3,307,000)	(957,000)
Other	(2,416,000)	(491,000)
Net cash used in operating activities	(572,000)	(455,000)

Cash flows used in investing activities
Acquisition-related cash acquired	1,654,000	-
Payment of certain liabilities of Gilman Ciocia	(5,400,000)	-
Purchase of fixed assets	(24,000)	(35,000)
	(3,770,000)	(35,000)

Net change in cash	$(4,342,000)	$(490,000)

Quarter ended December 31, 2013

The decrease in receivables from clearing organizations, broker-dealers and others during the first quarter of fiscal 2014 is primarily due to the higher commissions earned in December 2013 as compared to December 2012. These receivables are typically received within 30 days of the close of the month.

Changes in securities owned are primarily due to a decrease in our position size offset by a realized gain on the sale of warrants held by the Company at December 31, 2013. The increase in accounts payable, accrued expenses and other liabilities at December 31, 2013 as compared to December 31, 2012 is primarily due to the assumption of the liabilities from the Gilman merger.

Cash provided by investing activities during the first quarter of 2014 amounted to $1,630,000 and is primarily due to cash acquired of $1,654,000 resulting from the merger with Gilman.

Cash used in financing activities during the first quarter of 2014 amounted to $5,400,000 and consists of the cash consideration we used to satisfy the obligations of certain liabilities of Gilman at the date of closing.

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

Operating cash flows from period to period

Our net cash used in operating activities decreased to $572,000 from $455,000 for the first quarters of fiscal 2014 and 2013, respectively. Such decrease is primarily attributable to the aforementioned changes in assets and liabilities during the respective periods, net of the increased profitability.

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

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The new guidance became effective for the Company on January 1, 2014. The Company believes that the new guidance will not have any material impact on the Company’s financial statements upon adoption.

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

The following table shows the quoted market values of marketable securities we owned ("long") , securities we sold but have not yet purchased ("short") , and net positions as of December 31, 2013:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks –marketable	$243,000	$-
Mutual funds	50,000	-
Fixed income securities	134,000	16,000
Corporate stocks –non-marketable	24,000	-
Restricted stock and warrants – non-marketable	6,000	-
Total	$457,000	$16,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $16,350,000 in aggregate. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at December 31, 2013 and September 30, 2013, are approximately $312,000 and approximately $250,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $260,000 and $290,000 for the fiscal quarters ended December 31, 2013 and 2012, respectively.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 14, 2014	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer

February 14, 2014	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer