Form 10-Q
period 2014-03-31
NATIONAL HOLDINGS CORP
filed 2014-05-14
CIK 1023844

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other
jurisdiction of	(I.R.S. Employer
incorporation or
organization)	Identification No.)

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

As of May 14, 2014 there were 123,246,888 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2014

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Financial Statements

Unaudited Consolidated Statements of Financial Condition as of March 31, 2014 and September 30, 2013	4

Unaudited Consolidated Statements of Operations for the Six months ended March 31, 2014 and 2013	5

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the Fiscal Year ended September 30, 2013 and the Six months ended March 31, 2014.	6

Unaudited Consolidated Statements of Cash Flows for the Six months ended March 31, 2014 and 2013	7

Condensed Notes to Unaudited Consolidated Financial Statements	8

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	35

Item 4 – Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	37

Item 1A – Risk Factors	37

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3 - Defaults Upon Senior Securities	37

Item 4 - Mine Safety Disclosures	37

Item 5 - Other Information	37

Item 6 – Exhibits	38

Signatures	39

FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report. All statements that express or involve discussions as to: expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates or hopes and words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (i) the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers; (ii) a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed; (iii) increased competition from business development portals; (iv) technological changes; (v) our potential inability to implement our growth strategy through acquisitions or joint ventures; and (vi) our potential inability to secure debt or equity financing.

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

PART I.        FINANCIAL INFORMATION

ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

ASSETS
	March 31,	September 30,
	2014	2013
Current Assets	(Unaudited)
Cash and cash equivalents	$21,404,000	$19,985,000
Restricted cash	92,000	92,000
Deposits with clearing organizations	1,137,000	1,107,000
Receivables from broker-dealers and clearing organizations	4,332,000	4,296,000
Other receivables, net of allowance for doubtful accounts	2,572,000	1,049,000
Advances to registered representatives - Current portion, net of allowance for uncollectible accounts	727,000	384,000
Securities owned: marketable – at market value	638,000	428,000
Securities owned: nonmarketable – at fair value	53,000	39,000
Prepaid expenes	1,647,000	764,000
Total Current Assets	32,602,000	28,144,000

Advances to registered representatives - Long term portion	491,000	427,000
Fixed assets, net of accumulated depreciation	799,000	447,000
Intangible assets, net	9,462,000	-
Goodwill	4,464,000	-
Other assets	668,000	493,000
Total Assets	$48,486,000	$29,511,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$19,300,000	$13,494,000
Payable to broker-dealers and clearing organizations	13,000	13,000
Securities sold, but not yet purchased, at market value	82,000	15,000
Total Current Liabilities	19,395,000	13,522,000

Accrued expenses and other liabilities - Long term portion	223,000	192,000
Total Liabilities	19,618,000	13,714,000

National Holdings Corporation Stockholders' Equity
Common stock, $.02 par value, 150,000,000 shares authorized; 123,246,888 shares issued and outstanding at March 31, 2014 and 100,580,203 shares issued and outstanding at September 30, 2013	2,465,000	2,012,000
Additional paid-in capital	76,674,000	67,982,000
Accumulated deficit	(50,286,000)	(54,212,000)
Total National Holdings Corporation Stockholders' Equity	28,853,000	15,782,000

Non Controlling Interest	15,000	15,000

Total Stockholders' Equity	28,868,000	15,797,000

Total Liabilities and Stockholders' Equity	$48,486,000	$29,511,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2014	2013	2014	2013
Revenues
Commissions	$30,306,000	$20,769,000	$57,913,000	$36,809,000
Principal transactions	5,983,000	4,310,000	9,142,000	6,912,000
Investment banking fees	5,619,000	2,334,000	9,201,000	4,389,000
Interest and dividends	884,000	1,004,000	1,817,000	2,050,000
Transfer fees and clearing services	2,452,000	2,033,000	4,767,000	4,040,000
Investment advisory fees	3,547,000	2,426,000	6,727,000	4,846,000
Tax preparation and accounting fees	3,737,000	-	4,275,000	-
Other	156,000	73,000	636,000	347,000
Total Revenues	52,684,000	32,949,000	94,478,000	59,393,000

Operating Expenses
Commissions, compensation and fees	42,196,000	28,329,000	77,127,000	51,164,000
Clearing fees	805,000	575,000	1,602,000	997,000
Communications	1,191,000	1,149,000	2,331,000	2,267,000
Occupancy expenses	1,073,000	556,000	2,026,000	1,088,000
Equipment rental and other administrative expenses	1,627,000	160,000	2,731,000	128,000
Professional fees	1,384,000	764,000	2,398,000	1,535,000
Depreciation and amortization	622,000	265,000	1,156,000	538,000
Interest	8,000	66,000	24,000	230,000
Taxes, licenses and registration	408,000	369,000	916,000	777,000
Total Operating Expenses	49,314,000	32,233,000	90,311,000	58,724,000

Net Income from operations	3,370,000	716,000	4,167,000	669,000

Other Expenses
Loss on investment in unaffiliated entity	-	(162,000)	-	(162,000)
Total Other Expenses	-	(162,000)	-	(162,000)

Net Income before Income Tax	3,370,000	554,000	4,167,000	507,000

Income tax expense - Current	134,000	60,000	241,000	60,000
Net Income before non-controlling interest	3,236,000	494,000	3,926,000	447,000

Net loss attributable to noncontrolling interest	-	-	-	7,000

Net Income attributable to common stockholders	$3,236,000	$494,000	$3,926,000	$454,000

Net Income attributable to common stockholders - Basic	$0.03	$0.01	$0.03	$0.01
Net Income attributable to common stockholders - Diluted	$0.03	$0.01	$0.03	$0.01

Weighted number of shares outstanding - Basic	123,246,888	72,232,218	121,503,297	49,289,601
Weighted number of shares outstanding - Diluted	125,023,088	74,743,336	123,013,317	55,324,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013 AND THE SIX MONTHS ENDED MARCH 31, 2014
										Total
	Preferred Stock C		Preferred Stock D		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	Equity (Deficit)
BALANCE, September 30, 2012	34,169	$2,551,000	60,000	$3,605,000	26,555,572	$531,000	$46,184,000	$(55,780,000)	$18,000	$(2,891,000)
Issuance of shares of common stock pursuant to the conversion of Series C Preferred Stock	(34,169)	(2,551,000)	-	-	3,416,691	68,000	2,483,000	-	-	-

Issuance of shares of common stock pursuant to the conversion of Series D Preferred Stock	-	-	(60,000)	(3,605,000)	6,000,000	120,000	3,485,000	-	-	-

Issuance of shares of common stock pursuant to the conversion of Series E Subordinated Note	-	-	-	-	10,000,000	200,000	4,800,000	-	-	5,000,000

Issuance of shares of common stock pursuant to the conversion of certain outstanding Warrants	-	-	-	-	12,951,195	259,000	(259,000)	-	-	-

Issuance of shares of common stock pursuant to Private Placement	-	-	-	-	40,034,928	801,000	10,777,000	-	-	11,578,000

Issuance of shares of common stock pursuant to 2013 Omnibus Stock Option Plan	-	-	-	-	621,817	13,000	227,000	-	-	240,000

Issuance of shares of common stock pursuant to satisfy certain liabilities	-	-	-	-	1,000,000	20,000	293,000	-	-	313,000

Accrue for distribution of remaining equity to non-controlling equity holder	-	-	-	-	-	-	(147,000)	-	-	(147,000)

Fair value of stock options	-	-	-	-	-	-	139,000	-	-	139,000

Net income (loss)	-	-	-	-	-	-	-	1,568,000	(3,000)	1,565,000
BALANCE, September 30, 2013	-	-	-	-	100,580,203	2,012,000	67,982,000	(54,212,000)	15,000	15,797,000

Issuance of shares of common stock pursuant to the acquisition of Gilman & Ciocia					22,666,685	453,000	8,387,000	-	-	8,840,000

Fair value of stock options and restricted stock units					-	-	305,000	-	-	305,000

Net income					-	-	-	3,926,000	-	3,926,000
BALANCE, March 31, 2014		$-		$-	123,246,888	$2,465,000	$76,674,000	$(50,286,000)	$15,000	$28,868,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month Period Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,926,000	$454,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,156,000	535,000
Amortization of forgivable loans to registered representatives	105,000	135,000
Compensatory element of common stock option issuances and restricted stock units	425,000	-
Provision for bad debt	197,000	(97,000)
Net realized and unrealized gain on securities	(368,000)	(18,000)
Non-controlling interest	-	(7,000)
Changes in assets and liabilities
Deposits with clearing organizations	242,000	-
Receivables from broker-dealers, clearing organizations	1,786,000	78,000
Other receivables	(1,497,000)	(503,000)
Advances to registered representatives	63,000	9,000
Securities owned: marketable - at market value	147,000	(1,358,000)
Securities owned: non-marketable - at fair value	(2,000)	(367,000)
Prepaid expenses	(324,000)	(247,000)
Other assets	(175,000)	166,000
Accounts payable, accrued expenses and other liabilities	(511,000)	1,092,000
Payable to broker dealers and clearing organizations	-	(106,000)
Securities sold, but not yet purchased, at market	67,000	212,000
Net cash provided by (used in) operating activities	5,237,000	(22,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition-related cash acquired	1,654,000	-
Purchase of fixed assets	(72,000)	(36,000)
Net cash provided by (used in) investing activities	1,582,000	(36,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	-	(2,800,000)
Proceeds from issuance of common stock	-	8,420,000
Repayment of certain liabilities of Gilman	(5,400,000)	-
Net cash (used in) provided by financing activities	(5,400,000)	5,620,000

NET INCREASE IN CASH	1,419,000	5,562,000

CASH BALANCE
Beginning of the period	19,985,000	7,934,000
End of the period	$21,404,000	$13,496,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$24,000	$333,000
Income taxes	$33,000	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired and liabilities assumed pursuant to acquisition:
Tangible assets acquired	$5,587,000	$-
Identifiable intangible assets acquired	$10,417,000	$-
Goodwill	$4,464,000	$-
Liabilities assumed	$11,628,000	$-
Stock issued persuant to Gilman Ciocia acquisition	$8,840,000	$-
Deemed distribution to noncontrolling interest	$-	$146,000
Fair value of shares of common stock to satisfy liabilities	$-	$125,000
Conversion of preferred stock to shares of common stock	$-	$6,156,000
Conversion of convertible debt to shares of common stock	$-	$5,000,000
Conversion of warrants to shares of common stock	$-	$259,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of National Holdings Corporation, a Delaware corporation (“National” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of March 31, 2014 and for the six months ended March 31, 2014 and 2013 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Merger

On October 15, 2013, the Company completed a merger with Gilman Ciocia, Inc., a Delaware corporation ("Gilman"), pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 20, 2013, by and among the Company, National Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Gilman. Pusuant to the Merger Agreement, Merger Sub was merged with and into Gilman, with Gilman surviving the merger and becoming a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, the Company issued to Gilman’s stockholders approximately 22.66 million shares of its common stock in exchange for all outstanding shares of Gilman’s common stock.

NOTE 2. CONSOLIDATION

The consolidated financial statements include the accounts of National and its wholly owned subsidiaries. National, operates primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”) and Gilman for the period October 16, 2013 through March 31, 2014. As a result of the Merger with Gilman, the Company added Prime Capital Services, Inc. (“Prime”) to its portfolio of Broker Dealer Subsidiaries, however, in November 2013, National Securities and Prime received approval from the Financial Industry Regulatory Authority (“FINRA”) allowing for a mass transfer of Prime’s brokers and customer accounts to National Securities. This transfer was completed on November 22, 2013. This transfer was done to reduce overhead and consolidate the administrative and regulatory structures of the two entities. The Company filed a Broker Dealer withdrawal for Prime in January 2014.The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.

Through its Broker-Dealer and Registered Investment Advisory Subsidiaries, the Company (1) offers full service retail brokerage to approximately 125,000 retail, high net worth individuals and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in approximately 6,000 micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. Its Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC"), are members of the FINRA, the Securities Investor Protection Corporation ("SIPC") and the National Futures Association ("NFA").

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

The Company’s wholly-owned subsidiary, Gilman, provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

The Company’s indirect wholly owned subsidiary, Prime Financial Services, a Delaware corporation ("Prime Financial "), provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

The Company’s indirect wholly owned subsidiary, Asset and Financial Planning LTD, a New York corporation ("AFP"), is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

The Company’s indirect wholly owned subsidiary, GC Capital Corporation, a Washington corporation ("GC"), provides a licensed mortgage brokerage business in the State of Florida.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with the Company. The Company may have established liabilities for potential losses from such complaints, legal actions, government investigations, and proceedings where necessary in accordance with GAAP. In establishing these liabilities, management uses judgment to determine the probability that losses will be incurred and a reasonable estimate of the amount of losses. In making these decisions, management bases its judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If managements judgment proves to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of March 31, 2014 and September 30, 2013, the Company accrued approximately $722,000 and $250,000, respectively for these matters. These claims may be covered by our errors and omissions insurance policy. While we will vigorously defend ourselves in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on our financial position.

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

Fees associated with tax return preparation and accounting services are recognized when the services have been provided. Such fees are agreed to by the customers prior to the provision of the services and are billed when the services have been provided.

Other revenue consists of miscellaneous fees charged to customers and our independent contractors for services rendered.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2014, and September 30, 2013, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

The Company had securities owned- nonmarketable including warrants it received as partial compensation from clients for investment banking services as Level 2 assets as of March 31, 2014 and September 30, 2013.

The warrants issued by the clients to the Company as partial compensation for banking services are not readily convertible to cash pursuant to ASC 605-10-20. Accordingly, they are classified as non-marketable securities. Once the securities underlying the warrants have quoted prices available in an active market that can rapidly absorb the quantity held by the Company without significantly affecting the price, the Company attributes a value to the warrants using the respective exercise price of the warrants and the quoted prices of the securities underlying the warrants and other key inputs.

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

Net Income per Common Share

Basic net income per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if certain securities or other contracts to issue common shares were exercised or converted.

	Three Month Period Ended		Six Month Period Ended
	March 31,		March 31,
	2014	2013	2014	2013
Numerator:
Net income	$3,236,000	$494,000	$3,926,000	$454,000

Denominator:
Denominator for basic earnings per share--weighted average shares	123,246,888	72,232,218	121,503,297	49,289,601
Effect of dilutive securities:
Assumed conversion of dilutive options	498,077	2,511,118	266,388	6,035,007
Assumed conversion of dilutive warrants	34,491	-	-	-
Assumed conversion of unvested restricted stock units	1,243,632	-	1,243,632	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	125,023,088	74,743,336	123,013,317	55,324,608

Income per share:
Net Income available to common stockholders
Basic	$0.03	$0.01	$0.03	$0.01

Diluted	$0.03	$0.01	$0.03	$0.01

The weighted-average anti-dilutive common share equivalents are as follows:

	Three month period ended March 31,		Six month period ended March 31,
	2014	2013	2014	2013

Convertible notes payable	-	811,480	-	7,850,828
Options	11,801,923	1,065,000	12,033,612	1,147,334
Warrants	862,264	6,813,152	896,755	10,703,047
	12,664,187	8,689,632	12,930,367	19,701,209

The anti-dilutive common shares outstanding at March 31, 2014 and 2013 are as follows:

	March 31,
	2014	2013

Options	12,033,612	1,000,000
Warrants	896,755	1,909,550
	12,930,367	2,909,550

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

Other Receivables

The Company extends unsecured credit in the normal course of business to certain business clients and unconsolidated affiliates. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual relationship. The Company periodically receives payment from various clients for fees earned from investment banking deals, tax preparation fees and other transactions. These amounts are usually collected within sixty to ninety days and as of March 31, 2014 the Company had an allowance for doubtful accounts of $263,000, primarily attributable to a recent default on a forgivable note from a registered representative that the Company is attempting to collect and the tax preparation fees that may be deemed uncollectable. Additionally, other amounts due from unrelated parties are assessed and usually collected within thirty to sixty days.

Advances to Registered Representatives

Advances are given to certain registered representatives as an incentive for their affiliation with the Broker-Dealer Subsidiaries. The representative signs an independent contractor agreement with the Broker-Dealer Subsidiaries for a specified term, typically a three-year period. The advance is then amortized on a straight-line basis or based on a percentage of production over the life of the broker’s agreement with the Broker-Dealer Subsidiaries, and is included in commission expense in the accompanying consolidated statements of operations. In the event a representative’s affiliation terminates prior to the fulfillment of their contract, the representative is required to repay the unamortized balance. At March 31, 2014 and September 30, 2013 there was approximately $253,000 and $13,000, respectively, of allowance for uncollectable amounts associated with these receivables.

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

Prepaid Expenses

Prepaid Expenses consist primarily of prepaid insurance and prepaid services.

Other Assets

Other assets consist primarily of lease deposits.

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

The new guidance was effective for the Company beginning January 1, 2014 and did not have a material impact on the Company’s financial statements upon adoption.

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

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The new guidance was effective for the Company beginning January 1, 2014 and did not have a material impact on the Company’s financial statements upon adoption.

NOTE 4- BUSINESS COMBINATION

On October 15, 2013, the Company completed its acquisition of all of the issued and outstanding shares of Gilman. Pursuant to the acquisition agreements, the Company issued 22,666,685 shares of its common stock to the stockholders of Gilman. Additionally, the Company satisfied the obligations pursuant to certain liabilities of Gilman in consideration of $5,400,000. In August 2013, the Company issued 10,583,330 shares of its common stock pursuant to a private placement which generated net proceeds of $3,016,000 to partially finance the $5,400,000 of indebtedness of Gilman paid off by the Company at the closing of the merger. Additionally, the Company granted 1,950,000 options to certain employees of Gilman whose employment agreements were assumed by the Company. The acquisition of Gilman has been accounted for as a business combination effective October 16, 2013, the results of Gilman’s operations are included in the Company’s consolidated financial statements.

The following tables summarizes the consideration transferred to acquire Gilman and the amounts of identifiable assets acquired and liabilities assumed based on the estimated fair value at the acquisition date:

Issuance of 22,666,685 shares of common stock to Gilman Stockholders	$8,840,000
Cash to satisfy obligations pursuant to certain liabilities of Gilman	5,400,000
Total Consideration	$14,240,000

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

Current assets	$4,833,000
Fixed assets	482,000
Other assets	$272,000
Current liabilities	(6,000,000)
Long-term liabilities	(5,628,000)
Net tangible liabilities assumed	(6,041,000)
Liabilities satisfied at closing	5,400,000
Intangible assets	10,417,000
Goodwill	4,464,000
Total consideration	$14,240,000

The aforementioned allocation to identifiable intangible assets and goodwill is preliminary and the Company is still evaluating the allocation of the purchase price among certain intangible assets and goodwill. The Company anticipates that it will complete its analysis of the allocation of the purchase price among such assets within the next few months and that the final allocation will vary from the preliminary allocation. The goodwill recognized is attributable to expected synergies and other benefits that the Company believes will result from combining its operations of Gilman’s. The intangible assets recognized are primarily attributable to expected increased revenues that the Company believes will result from Gilman’s existing customer relationships and increased revenues from financial planning and tax preparation services that the Company will offer to its existing clients.

The following table presents the intangible assets subject to amortization and the carrying amount as of March 31, 2014 and the respective estimated useful lives:

	Preliminary	Accumulated	Carrying	Estimated
Intangible asset	Fair Value	Amortization	Value	Useful Life (years)
Customer Relationships	$8,334,000	$(763,000)	$7,571,000	5
Brand	2,083,000	(192,000)	1,891,000	5
	$10,417,000	$(955,000)	$9,462,000

The estimated future amortization expense of the intangible assets with a finite life, for the next five fiscal years and thereafter is as follows:

Year ended
September 30,
2014	$696,000
2015	2,083,000
2016	2,083,000
2017	2,083,000
2018	2,083,000
Thereafter	434,000
$9,462,000

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition occurred at October 1, 2012:

	(Unaudited)		(Unaudited)
	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2014	2013	2014	2013

Revenues	$52,684,000	$43,905,000	$96,546,000	$78,480,000

Net Income	$3,236,000	$1,147,000	$3,571,000	$237,000

Basic earnings per share	$0.03	$0.01	$0.03	$0.00

Diluted earnings per share	$0.03	$0.01	$0.03	$0.00

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect, among other things, 1) additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, 2) additional compensation related to the grant of 1,950,000 stock options to certain employees of Gilman whose employment agreements were assumed by the Company, and 3) the shares issued by the Company in August 2013 to partially fund the $5,400,000 of indebtedness of Gilman paid off by the Company at the closing of the merger. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have been resulted had the acquisition occurred on the date indicated or that may result in the future.

The amount of revenues and income of Gilman since the acquisition date included in the statement of operations for the three and six months ended March 31, 2014 are as follows:

	Three-Month	Six-Month
	Period	Period
	Ended	Ended
	March 31, 2014	March 31, 2014
Revenues	$10,759,000	$18,037,000

Net income	$1,098,000	$949,000

NOTE 5. CLEARING AGREEMENTS

NSC and vFinance Investments have separate but coterminous clearing agreements with NF S with a termination date of February 1, 2015. The clearing agreement includes a termination fee if either broker dealer terminates the agreement without cause. Each of NSC and vFinance Investments currently has clearing agreements with NFS, COR, ICBC, Rosenthal and RJO. In March 2014, Southwest Securities terminated our clearing agreement without cause and before any business was conducted, reportedly due to a change in the clearing firms business model.

NOTE 6. BROKER-DEALERS AND CLEARING ORGANIZATIONS RECEIVABLES AND PAYABLES

At March 31, 2014 and September 30, 2013, the receivables of $4,332,000 and $4,296,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions. At March 31, 2014 and September 30, 2013, the amounts payable to broker dealers and clearing organizations of $13,000 and $13,000, respectively, represent the amount owed to I.C.B.C. for fees on transactions and payables.

NOTE 7. OTHER RECEIVABLES

At March 31, 2014 and September 30, 2013, the Company had other receivables net of allowance for uncollectable accounts of $2,572,000 and $1,049,000, respectively. These receivables in 2014 consist of approximately $665,000 in banking receivables from other broker dealers, $319,000 in commission trails from retail brokerage activity and $1,900,000 in receivables for tax preparation and accounting services as a result of the addition of Gilman’s services. In 2013, these receivables primarily consisted of investment banking receivables from broker dealers.

NOTE 8. ADVANCES TO REGISTERED REPRESENTATIVES

An analysis of advances to registered representatives for the quarter ended March 31, 2014 is as follows:

Advances to
Registered
Representative
Balance, December 31, 2013	$1,353,000
Advances	116,000
Amortization or repayment of advances	(54,000)
Provision for uncollectable accounts	(197,000)
Balance, March 31, 2014	$1,218,000

There were no unamortized advances outstanding attributable to registered representatives who ended their affiliation with NSC prior to the fulfillment of their obligation.

NOTE 9. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

The following tables show the fair market values of securities owned by the Company, and securities sold but not yet purchased by the Company, as of March 31, 2014 and September 30, 2013:

Fair Value Measurements

As of March 31, 2014
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$195,000	-	-	$195,000
Mutual funds	61,000			61,000
Fixed income securities	382,000	-	-	382,000
Restricted stock and warrants	-	53,000	-	53,000
	$638,000	$53,000	$-	$691,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Fixed income securities	$82,000	-	-	$82,000
	$82,000	$-	$-	$82,000

As of September 30, 2013
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$428,000	-	-	$428,000
Restricted stock and warrants	-	39,000	-	39,000
	$428,000	$39,000	$-	$467,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$15,000	-	-	$15,000
	$15,000	$-	$-	$15,000

NOTE 10. FIXED ASSETS

Fixed assets as of March 31, 2014 and September 30, 2013, respectively, consist of the following:

	March 31, 2014	September 30, 2013	Estimated Useful Lives (years)
Equipment	$2,746,000	$2,668,000	5
Furniture and fixtures	572,000	532,000	5
Leasehold improvements	1,422,000	1,074,000	Lesser of useful life or term of lease
Capital Leases (Primarily composed of Computer Equipment)	2,598,000	2,510,000	5
	7,338,000	6,784,000
Less accumulated depreciation and amortization	(6,539,000)	(6,337,000)
Fixed assets - net	$799,000	$447,000

Depreciation expense for the six months ended March 31, 2014 and 2013 was $100,000 and $140,000, respectively.

NOTE 11. OTHER ASSETS

At March 31, 2014 and September 30, 2013, the Company had other assets of $668,000 and $493,000, respectively, primarily comprised of security deposits for the Company’s offices.

NOTE 12. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following:

	March 31,	September 30,
	2014	2013
Commissions payable	$12,416,000	$9,141,000
Deferred clearing fee credits	90,000	138,000
Telecommunications vendors payable	198,000	166,000
Legal payable	1,138,000	584,000
Deferred rent payable	231,000	220,000
Accrued compensation	519,000	195,000
Settlements	612,000	223,000
Capital lease liability	69,000	108,000
Regulatory fees	514,000	485,000
Other vendors	3,736,000	2,426,000
Total	$19,523,000	$13,686,000

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

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $17,710,000. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2014 and September 30, 2013, are approximately $722,000 and $250,000 (inclusive of legal fees incurred to date and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $318,000 and 578,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 14. RELATED PARTY TRANSACTIONS

Robert B. Fagenson, the Company’s Co-Executive Chairman of the Board of Directors is a party to an Independent Contractor Agreement, dated February 27, 2012, with the NSC, whereby in exchange for establishing and maintaining a branch office of NSC in New York, New York (the “Branch”), Mr. Fagenson receives 50% of any net income accrued at the Branch, which amounted to date has been immaterial and his daughter, Stephanie Fagenson, is receiving an annual salary of $72,000.

Mr. Fagenson was also a party to a sub-lease agreement wherein during the aftermath of Hurricane Sandy in fiscal year 2012 and part of 2013, Mr. Fagenson sublet office space to an independent contractor office of National Securities. This agreement was of no financial consequence to the Company and was terminated during fiscal 2013.

M. Klein & Company was engaged during the fiscal year ended 2013 to perform certain evaluation services and to advise the Board on corporate actions. The principal officer engaged to conduct these services is the brother of the Mark, D. Klein, the Company’s Chief Executive Officer and Co-Chairman of the Board. Mr. Klein received no direct or indirect compensation as a result of this engagement. The total fees accrued for these services in the six months ended March 31, 2014 were $90,000 and no fees were paid in the same period in 2012.

NOTE 15. NET CAPITAL REQUIREMENTS

The Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1 (“Rule 15c3-1” or “the Rule”), which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.

NSC has elected to use the alternative standard method permitted by the Rule. This requires that NSC maintain minimum net capital equal to the greater of $100,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The alternative method precludes NSC from having to calculate a ratio of aggregate indebtedness to net capital. At March 31, 2014, National Securities had net capital of approximately $6,072,000 which was approximately $5,972,000 in excess of its required net capital of $100,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000. In addition to the net capital requirements, vFinance Investments is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At March 31, 2014, vFinance Investments had net capital of approximately $2,866,000, which was approximately $1,866,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 162.7%. The Broker-Dealer Subsidiaries qualify under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule as none of them carry security accounts of customers or perform custodial functions related to customer securities.

Prime Capital Services, a broker dealer subsidiary, requested a reduction of its minimum net capital requirement that was approved on January 2, 2014. This approval reduced the required maintain minimum regulatory net capital of $100,000 to $5,000. The ratio of aggregate indebtedness to net capital, as defined, shall not exceed the greater of 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). Prime Capital filed a BDW with the SEC which was approved on March 3, 2014. On March 3, 2014, Prime Capital Services filed its final FOCUS Report on form X-17A-5 reflecting that it had net capital of approximately 343,000, which was approximately $338,000 in excess of its required net capital of $5,000 and its percentage of aggregate indebtedness to net capital was 44.0%. All accounts and registered representatives of Prime Capital Services were transferred in accordance with Rule 1017 to National Securities in November 2013.

Advances, dividends from subsidiaries and other equity withdrawals from the Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 16. EMPLOYEE BENEFITS

In September 2011, the Company created a new defined contribution 401(k) plan (the “Plan”) merging the two plans originally formed prior to the merger of National and vFinance effective October 1, 2011, (the “Terminated Plans”). Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. As a result of the Plan’s larger size, the Company was able to eliminate all administrative costs to the Company, as well as offer participants a larger selection of investment choices. The Company’s contributions are made at the discretion of the Board of Directors. The Company made no contributions to the Plan or the Terminated Plan during the three months ended March 31, 2014 and 2013.

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

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through the Company’s principal subsidiaries, National Securities Corporation (“National Securities or “NSC”)and vFinance Investments, Inc. (“vFinance Investments”) (and collectively with National Securities and vFinance Investments, the “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of the Company retail, corporate and institutional clients. Following the Company's merger with Gilman Ciocia, Inc., a Delaware corporation ("Gilman") in October 2013, we also provide tax preparation services through Gilman, which is now a wholly-owned subsidiary. In November 2013, following approval from the Financial Industry Regulatory Authority ("FINRA"), National Securities received a transfer of Gilman's Prime Capital Services retail brokers and customer accounts.

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

As of March 31, 2014, we had approximately 1,100 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 32 Company offices located in New York, New Jersey, Florida, Washington and Illinois branches, the Company has approximately 111 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

Economic Overview and Impact of Financial Market Events

Despite the fact during the quarter ending March 31, 2014, the various gauges of the US economy continued to send mixed messages, the S & P 500 closed the quarter  in close proximity to all-time highs. During the quarter, the US real GDP increased by 0.1%, the unemployment rate decreased to 6.3%, primarily from a reduction in the labor force and S&P 500 operating earnings are on track to show over 6% year-over-year growth.  Meanwhile, the inflation on core prices remain somewhat low statistically, but import prices have increased by 0.6% in March 2014.  The Federal Reserve is reducing its total monthly bond purchases from $55 billion to $45 billion, yet the interest rates were left unchanged and credit conditions for individuals and small businesses remain challenging. If market participants do not acquire similar volumes of long-term bonds than the Federal Reserve used to, there might be a slight increase in long-term interest rates, which would make equity securities less attractive. While corporate profits of US companies have consistently met or exceeded expectations for multiple quarters, some companies have shown less than anticipated increase in profits, which makes the equity securities markets more volatile. Continued concerns over economic growth and the labor participation rate will add some volatility to the equity securities market. While the longer-term outlook of the European debt crisis is uncertain, we continue to maintain nominal direct exposure to sovereign debt securities.

The impact on the volume of transactions we enter on behalf of our clients, which is still a leading generator of revenues for us, will vary depending on the level  of investor optimism and the volatility of the equity securities market, which is difficult to predict at this point.

If the market participants are bearish or they believe that the volatility of such markets is too high, it might lead to a reduction in the volume of transactions of US equities. Additionally, if the market participants believe that the US equity securities market is not synchronized with the underlying corporate profits, it may create a sharp adjustment to such markets, with significantly higher volume of transactions, followed by a longer period in which the volume of transactions is lower than average. While the longer-term outlook of the European debt crisis is uncertain, we continue to maintain nominal direct exposure to sovereign debt securities.

While the U S equity markets continue to perform well, it is not practical to determine to what extent such market conditions will continue, or whether they will improve or worsen. It is also difficult to predict which future events will impact the market conditions in the future, other than anticipated increase in revenues and related expenses resulting from acquisition of Gilman. Accordingly, we are unable to determine any particular trend in our revenues and certain expenses, such as commission expenses, to the extent that they are correlated to revenues.

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

Key Indicators of Financial Performance for Management

Management regularly reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include productivity and practice diversification of representatives, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, taxes and earnings per share.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Summary

The Company’s second quarter of fiscal year 2014 resulted in a substantial increase in revenues of 60% and a increase in operating expenses of 53% resulting in an improved margin of approximately7%. Contributing factors include the merger with Gilman, a more diversified product base, an increase in assets under management firm wide combined with a better performance by our brokers, in conjunction with favorable market conditions. All business units saw an increase during this current quarter. As a result, the Company reported after tax net income of $3,236,000 compared with $494,000 for the quarter ended March 31, 2014 and 2013, respectively.

Revenues

	Three Months Ended March 31,		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions	$30,306,000	$20,769,000	$9,537,000	46%
Principal transactions	5,983,000	4,310,000	1,673,000	39%
Investment banking fees	5,619,000	2,334,000	3,285,000	141%
Interest and dividends	884,000	1,004,000	(120,000)	-12%
Transfer fees and clearing services	2,452,000	2,033,000	419,000	21%
Investment advisory fees	3,547,000	2,426,000	1,121,000	46%
Tax preparation and accounting fees	3,737,000	-	3,737,000	-%
Other	156,000	73,000	83,000	114%
Total Revenues	$52,684,000	$32,949,000	$19,735,000	60%

Total revenues increased $19,735,000, or 60%, in the second quarter of fiscal year 2014 to $52,684,000 from $32,949,000 in the second quarter of fiscal year 2013. The increase in revenues is partly a result of overall better production by the Company’s registered representatives in a strong market environment, combined with an increased base of assets under management and partly due to the increase in registered representatives, investment advisors, insurance sales representatives and accountants as a result of the merger with Gilman.

Commission revenue increased $9,537,000, or 46%, to $30,306,000 from $20,769,000 during the second quarter of fiscal year 2014 compared with the same period in fiscal year 2013, which is a result of the increase in registered representatives from the merger with Gilman as well increase activity by our registered representatives in very favorable market conditions.

Principal transactions, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $1,673,000, or 39%, to $5,983,000 from $4,310,000 during the second quarter of fiscal year 2014 compared with the same period in fiscal year 2013. The increase is primarily due to more favorable trading conditions including higher market volumes, affecting our market making and fixed income trading activities.

Investment banking revenue increased $3,285,000, or 141%, to $5,619,000 from $2,334,000 during the second quarter of 2014 compared to the same period in fiscal year 2013. This increase is attributable to a higher number of successful capital raising events for clients, in addition to more advisory and consulting services provided during the quarter.

Interest and dividend income decreased by $120,000, or 12%, to $884,000 from $1,004,000 in the second quarter of fiscal year 2014 compared with the same period in fiscal year 2013. The decrease is primarily attributable to somewhat lower customer margin account balances and lower customer free cash balances during the quarter.

Transfer fees and clearance services increased $419,000, or 21%, to $2,452,000 from $2,033,000 in the second quarter of fiscal year 2014 compared with the same period in fiscal year 2013. This increase is primarily due to the increase in total registered representatives and the number of transactions charged to those associates as a result of the merger with Gilman and the increased productivity of our registered representatives.

Investment advisory fees increased $1,121,000, or 46%, to $3,547,000 from $2,426,000 in the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The increase is due to an increase in total assets under management resulting from the acquisition of accounts advised by the newly acquired Gilman subsidiary, AFP.

Tax preparation and accounting fees amounted to $3,737,000 in 2014. This source of revenue is new to the Company in 2014 and is due to the merger with Gilman.

Other revenue, which includes miscellaneous fee income increased $83,000, or 114%, to $156,000 from $73,000 during the second quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. The increase is due to the increase in overall business activity as a result of the merger with Gilman.

Operating Expenses

In comparison with the 60% increase in total revenues, total expenses increased only 53%, or $17,081,000, to $49,314,000 for the second quarter of fiscal year 2014 compared to $32,233,000 in the second quarter of fiscal year 2013. The increase in total expenses is primarily as a result of the increase in commissions, compensation and fees, but with an improvement in margin of approximately 9%. This margin improvement is partially as a result of the Gilman business units having a lower payout percentage on average. As anticipated by Management, the Company's operating costs increased as a result of the increase in revenues as well as the merger with Gilman, which enabled the Company to achieve higher revenues and increased profit margins.

	Three Months Ended March 31,		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions, compensation and fees	42,196,000	28,329,000	$13,867,000	49%
Clearing fees	805,000	575,000	230,000	40%
Communications	1,191,000	1,149,000	42,000	4%
Occupancy expenses	1,073,000	556,000	517,000	93%
Equipment rental and other administrative expenses	1,627,000	160,000	1,467,000	917%
Professional fees	1,384,000	764,000	620,000	81%
Depreciation and amortizaiton	622,000	265,000	357,000	135%
Interest	8,000	66,000	(58,000)	-88%
Taxes, licenses and registration	408,000	369,000	39,000	11%
	$49,314,000	$32,233,000	$17,081,000	53%

Commission, compensation, and fees, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as base compensation to our employees, brokers, and support staff, increased by $13,867,000, or 49%, to $42,196,000 from $28,329,000 for the second quarter of fiscal year 2014 compared to the same quarter of fiscal year 2013. The increase is directly attributable to the increase in revenues resulting from the merger with Gilman and the favorable market conditions. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $54,000 and $60,000 for the second quarter of fiscal year 2014 and 2013, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $217,000 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Clearing fees increased $230,000, or 40%, to $805,000 from $575,000 in the second quarter of fiscal year 2014 compared with the second quarter of fiscal year 2013. This increase is commensurate with the increase in transaction volumes and clearance service revenue.

Communications expenses increased by $42,000, or 4% to $1,191,000 from $1,149,000 in the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013. This increase is primarily due to the merger with Gilman.

Occupancy expenses increased $517,000, or 93%, to $1,073,000 from $556,000 in the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013. This increase is primarily attributable to the rent expense associated with the addition of 27 Company offices and the related utilities as a result of the merger with Gilman.

Equipment rental and other administrative expenses increased $1,467,000, or 917%, to $1,627,000 from $160,000 in the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013. This increase is primarily attributable to general office related expenses such as equipment operating leases, advertising, general insurance, office supplies, professional dues and subscriptions as a result of the merger with Gilman.

Professional fees increased $620,000, or 81% to $1,384,000 from $764,000 in the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013. This increase is attributed to the Gilman merger and other general corporate matters in addition to the continued cost of defense associated with various arbitrations.

Depreciation and amortization expenses increased $357,000, or 135%, to $622,000 from $265,000 in the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013. This increase is primarily attributable to amortization of the intangibles acquired in the merger with Gilman.

Interest expense decreased by $58,000, or 88%, to $8,000 from $66,000 in the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013. The decrease is primarily due to the Company’s Recapitalization which allowed for the repayment of all outstanding debt in January of 2013.

Taxes, licenses and registration increased $39,000, or 11%, to $408,000 from $369,000 in the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013. This increase in taxes, licenses and registration is primarily due to the merger with Gilman, and the transfer of its registered personnel to National Securities.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Summary

The Company’s first six months of fiscal year 2014 resulted in a substantial increase in revenues of 59% with only a 54% increase in operating expenses, resulting in an improved margin of approximately 6%. Contributing factors to the improvement in revenues include the merger with Gilman, a more diversified product base, an increase in assets under management firm wide combined with a better performance by our brokers, in conjunction with very favorable market conditions. All business units saw a substantial increase in revenues during this first six months. As a result, the Company reported after tax net income of $3,926,000 compared with $454,000 for the six months ended March 31, 2014 and 2013, respectively.

	Six Months Ended March 31,		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions	$57,913,000	$36,809,000	$21,104,000	57%
Principal transactions	9,142,000	6,912,000	2,230,000	32%
Investment banking fees	9,201,000	4,389,000	4,812,000	110%
Interest and dividends	1,817,000	2,050,000	(233,000)	-11%
Transfer fees and clearing services	4,767,000	4,040,000	727,000	18%
Investment advisory fees	6,727,000	4,846,000	1,881,000	39%
Tax preparation and accounting fees	4,275,000	-	4,275,000	-%
Other	636,000	347,000	289,000	83%
Total Revenues	$94,478,000	$59,393,000	$35,085,000	59%

Revenues

Total revenues increased $35,085,000, or 59%, in the first six months of fiscal year 2014 to $94,478,000 from $59,393,000 in the same period of fiscal year 2013. The increase in revenues is partly a result of overall better production by the Company’s registered representatives in a strong market environment, combined with an increased base of assets under management and partly due to the increase in registered representatives, investment advisors, insurance sales representatives and accountants as a result of the merger with Gilman.

Commission revenue increased $21,104,000, or 57%, to $57,913,000 from $36,809,000 during the first six months of fiscal year 2014 as compared with the same period in fiscal year 2013. This increase is attributable to the increase in registered representatives as a result of the merger with Gilman, in conjunction with favorable market conditions.

Principal transactions, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $2,230,000, or 32%, to $9,142,000 from $6,912,000 during the first six months of fiscal year 2014 as compared with the same period in fiscal year 2013. The increase is primarily due to more favorable trading conditions including higher market volumes, affecting our market making and fixed income trading activities.

Investment banking revenue increased $4,812,000, or 110% to $9,201,000 from $4,389,000 during the first six months of 2014 as compared to the same period in fiscal year 2013. This increase was attributable to having more capital raising transactions, in addition to providing more advisory and consulting services.

Interest and dividend income decreased by $233,000, or 11%, to $1,817,000 from $2,050,000 in the first six months of fiscal year 2014 as compared with the same period in fiscal year 2013. The decrease is primarily attributable to lower customer margin account balances and lower customer free cash balances.

Transfer fees and clearance services increased $727,000, or 18%, to $4,767,000 from $4,040,000 in the first six months of fiscal year 2014 as compared within the first six months of fiscal year 2013. This was primarily due to the increase in registered representatives and the number of transactions charged to those associates as a result of the merger with Gilman.

Investment advisory fees increased $1,881,000, or 39%, to $6,727,000 from $4,846,000 during the first six months of fiscal year 2014 as compared to the first six months of fiscal year 2013. The increase is due an increase in total assets under management resulting from the acquisition of accounts advised by the newly acquired Gilman subsidiary, Asset & Financial Planning, Ltd.

Tax preparation and accounting fees amounted to $4,275,000 for the first six months of fiscal 2014. This source of revenue is new to the Company in 2014 and is due to the merger with Gilman.

Other revenue, which includes miscellaneous fee income increased $289,000, or 83%, to $636,000 from $347,000 during the first six months of fiscal year 2014 as compared to the first quarter of fiscal year 2013. The increase is due to the increase in overall business activity as a result of the merger with Gilman.

Operating Expenses

In comparison with the 59% increase in total revenues, total expenses increased 54%, or $31,587,000, to $90,311,000 for the first six months of fiscal year 2014 compared to $58,724,000 in the first six months of fiscal year 2013. The increase in total expenses is consistent with the increase in revenues brought about by the merger with Gilman Ciocia and overall the incremental increase in the variable costs associated with the higher revenues resulting from the better market conditions. As anticipated by Management, the Company's operating costs increased as a result of the increase in revenues as well as the merger with Gilman, which enabled the Company to achieve higher revenues and increased profit margins.

	Six Months Ended March 31,		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions, compensation and fees	77,127,000	51,164,000	$25,963,000	51%
Clearing fees	1,602,000	997,000	605,000	61%
Communications	2,331,000	2,267,000	64,000	3%
Occupancy expenses	2,026,000	1,088,000	938,000	86%
Equipment rental and other administrative expenses	2,731,000	128,000	2,603,000	2034%
Professional fees	2,398,000	1,535,000	863,000	56%
Depreciation and amortizaiton	1,156,000	538,000	618,000	115%
Interest	24,000	230,000	(206,000)	-90%
Taxes, licenses and registration	916,000	777,000	139,000	18%
	$90,311,000	$58,724,000	$31,587,000	54%

Commission, compensation, and fees, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as base compensation to our employees, brokers, and support staff, increased by $25,963,000, or 51%, to $77,127,000 from $51,164,000 for the first six months of fiscal year 2014 as compared to the same period in fiscal year 2013. The increase is primarily attributable to the increase in revenues and the merger with Gilman. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $105,000 and $135,000 for the first six months of fiscal year 2014 and 2013, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $427,000 and $0 for the six months ended March 31, 2014 and 2013, respectively.

Clearing fees increased $605,000, or 61%, to $1,602,000 from $997,000 in the first six months of fiscal year 2014 as compared to the same period in fiscal year 2013. This increase is commensurate with the increase in transaction volumes and clearance service revenue in conjunction with the merger with Gilman.

Communications expenses increased by $64,000, or 3% to $2,331,000 from $2,267,000 in the first six months of fiscal year 2014 as compared to the same period in fiscal year 2013. This increase is primarily due to the merger with Gilman.

Occupancy expenses increased $938,000, or 86%, to $2,026,000 from $1,088,000 in the first six months of fiscal year 2014 as compared to the same period in fiscal year 2013. This increase is primarily attributable to an increase in rent, amortization of intangibles, advertising, general insurance, office supplies and professional dues and subscriptions primarily as a result of the merger with Gilman.

Equipment rental and other administrative expenses increased $2,603,000, or 2,034%, to $2,731,000 from $128,000 in the first six months of fiscal year 2014 as compared to the same period in fiscal year 2013. This increase is primarily attributable to general office related expenses such as equipment operating leases, advertising, general insurances, office supplies, professional dues and subscriptions as a result of the merger with Gilman.

Professional fees increased $863,000, or 56%, to $2,398,000 from $1,535,000 in the first six months of fiscal year 2014 as compared to the same period in fiscal year 2013. This increase is attributed to continued cost of defense associated with various arbitrations as well as legal and other professional costs associated with the Gilman merger and other general corporate matters.

Depreciation and amortization expenses increased $618,000, or 115%, to $1,156,000 from $538,000 in the first six months of fiscal year 2014 as compared to the same period in fiscal year 2013.This increase is primarily attributable to amortization of the intangibles acquired in the merger with Gilman.

Interest expense decreased by $206,000, or 90%, to $24,000 from $230,000 in the first six months of fiscal year 2014 as compared to the same period in fiscal year 2013. The decrease is primarily due to the Company’s Recapitalization which allowed for the repayment of all outstanding debt in March and June 2013.

Taxes, licenses and registration increased $139,000, or 18%, to $916,000 from $777,000 in the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. This increase in taxes, licenses and registration is primarily due to the merger with Gilman, and the transfer of its registered personnel to National Securities.

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

For the three months ended March 31, 2014 and 2013, EBITDA, as adjusted, was $4,271,000 and $1,150,000 respectively. This increase of $3,121,000 in the three months ended March 31, 2014 over the same period in 2013 resulted from a significant improvement in net income as reported, which improved by $2,742,000 due to higher revenues resulting from both the Gilman merger and more favorable market conditions, improving margins and a decrease in operating expenses as a percentage of revenues, as a result of management’s focus on cost cutting.

For the six months ended March 31, 2014 and 2013, EBITDA, as adjusted, was $5,942,000 and $1,627,000, respectively. This improvement of $4,315,000 in the six months ended March 31, 2014 over 2013 resulted from a significant improvement in revenues and net income as reported which improved by $3,432,000 due to higher revenues resulting from both the Gilman merger and more favorable market conditions, improving margins and a decrease in operating expenses as a percentage of revenues, as a result of management’s focus on cost cutting, offset by a reduction in the adjustment for interest expense of $206,000.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net income, as reported	$3,236,000	$494,000	$3,926,000	$454,000
Interest expense	8,000	66,000	24,000	230,000
Income taxes	134,000	88,000	304,000	108,000
Depreciation	101,000	110,000	201,000	227,000
Amortization	521,000	155,000	955,000	311,000
EBITDA	4,000,000	913,000	5,410,000	1,330,000
Non-cash compensation expense	217,000	-	427,000	-
Forgivable loan amortization	54,000	75,000	105,000	135,000
Loss on investment in uncolsoilidate entity	-	162,000	-	162,000
EBITDA, as adjusted	$4,271,000	$1,150,000	$5,942,000	$1,627,000

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at		Average Balance
	March 31,		during first half of

	2014	2013	2014	2013
Cash	$21,404,000	$13,946,000	$20,694,500	$10,940,000
Receivables from broker-dealers and clearing organizations	4,332,000	3,572,000	4,314,000	3,611,000
Marketable securities	638,000	2,072,000	533,000	1,384,000

Accounts payable, accrued expenses and other liabilities	19,523,000	12,657,000	17,110,500	12,109,000
Payable to broker-dealers and clearing organizations	13,000	13,000	13,000	13,000
Convertible notes payable excluding debt discount	-	-	-	4,533,333
Subordinated borrowings	-	-	-	666,667

We maintain a highly liquid balance sheet. At March 31, 2014 and 2013, 54% and 82%, respectively, of our total assets consisted of cash, marketable securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace. Additionally, at September 30, 2013, we had approximately $5.4 million in cash which was eventually disbursed on October 15, 2013, pursuant to our merger agreement with Gilman.

National Securities has elected to use the alternative standard method permitted by the Rule 15c3-3. This requires that National Securities maintain minimum net capital equal to the greater of $100,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. The alternative method precludes National Securities from having to calculate a ratio of aggregate indebtedness to net capital. At March 31, 2014, National Securities had net capital of approximately $6,072,000 which was approximately $5,972,000 in excess of its required net capital of $100,000.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000. In addition to the net capital requirements, vFinance Investments is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At March 31, 2014, vFinance Investments had net capital of approximately $2,866,000, which was approximately $1,866,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 162.7%.

The Broker-Dealer Subsidiaries qualify under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule, as none of them carry security accounts of customers or perform custodial functions related to customer securities.

Prime Capital Services, a broker dealer subsidiary, requested a reduction of its minimum net capital requirement that was approved on January 2, 2014. This approval reduced the required maintain minimum regulatory net capital of $100,000 to $5,000. The ratio of aggregate indebtedness to net capital, as defined, shall not exceed the greater of 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). Prime Capital filed a BDW with the SEC which was approved on March 3, 2014. On March 3, 2014, Prime Capital Services filed its final FOCUS Report on form X-17A-5 reflecting that it had net capital of approximately 343,000, which was approximately $338,000 in excess of its required net capital of $5,000 and its percentage of aggregate indebtedness to net capital was 44.0%. All accounts and registered representative of Prime Capital Services were transferred in accordance with Rule 1017 to National Securities in November 2013.

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

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $36,000 and $72,000 during the first quarter of fiscal 2014 and 2013, respectively.

	Six-months ended
	March 31,
	2014	2013
Cash flows from operating activities

Net Income	$3,926,000	$454,000
Non-cash adjustments
Depreciation and amortization	1,156,000	538,000
Fair value options and restricted stock units	425,000	-
Net realized/unrealized gain on securities	(368,000)	(18,000)
Other	105,000	13,000

Changes in assets and liabilities
Receivables from broker-dealers, clearing organizations	1,786,000	78,000
Other receivables	(1,497,000)	(503,000)
Other assets	(499,000)	(81,000)
Securities owned	145,000	(1,725,000)
Accounts payable, accrued expenses, and other liabilities	(511,000)	1,092,000
Other	569,000	133,000
Net cash provided by (used in) operating activities	5,237,000	(22,000)

Cash flows from in investing activities
Acquisition-related cash acquired	1,654,000	-
Purchase of fixed assets	(72,000)	(36,000)
	1,582,000	(36,000)
Cash flows from financing activities
Principal repayments of notes payable	-	(2,800,000)
Proceeds from issuance of common stock	-	8,420,000
Payment of certain liabilities of Gilman Ciocia	(5,400,000)	-
	(5,400,000)	5,620,000

Net increase in cash	$1,419,000	$5,562,000

Six months ended March 31, 2014

The decrease in receivables from clearing organizations, broker-dealers and others during the first half of fiscal 2014 is primarily due to the revenue performance in the commissions earned during the last month of a given quarter. These receivables are typically received within 10 days of the close of the month.

The increase in other receivable during the first half of fiscal 2014 is primarily due to the addition of a new receivable for accounting and tax preparation as a result of the merger with Gilman which amounted to approximately $1,900,000 for the quarter ended March 31, 2014. No such receivable existed for the same period in fiscal 2013.

Cash provided by investing activities during the first half of 2014 amounted to $1,582,000 and is primarily due to cash acquired of $1,654,000 resulting from the merger with Gilman.

Cash used in financing activities during the first half of 2014 amounted to $5,400,000 and consists of the cash consideration we used to satisfy the obligations of certain liabilities of Gilman at the closing of the merger.

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

Operating cash flows from period to period

Our net cash generated from operating activities increased to $5,327,000 from cash used in operating activities of $22,000 for the first half of fiscal 2014 and 2013, respectively. Such increase is primarily attributable to increased profitability as well as the aforementioned changes in assets and liabilities during the respective periods,

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Adopted Accounting Guidance

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

The new guidance was effective for the Company beginning January 1, 2014 and did not have material impact on the Company’s financial statements upon adoption.

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

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The new guidance was effective for the Company beginning January 1, 2014 and did not have material impact on the Company’s financial statements upon adoption.

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

The following table shows the quoted market values of marketable securities we owned ("long"), securities we sold but have not yet purchased ("short"), and net positions as of March 31, 2014:

	Securities owned	Securities sold, but not yet purchased

Corporate stocks –marketable	$195,000	$-
Mutual funds	61,000	-
Fixed income securities	382,000	82,000
Corporate stocks –non-marketable	11,000	-
Restricted stock and warrants – non-marketable	41,000	-
Total	$691,000	$82,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $17,710,000 in aggregate. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at March 31, 2014 and September 30, 2013, are approximately $722,000 and approximately $250,000 (inclusive of legal fees and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $318,000 and $578,000 for the fiscal quarters ended March 31, 2014 and 2013, respectively.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

May 14, 2014	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer

May 14, 2014	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer