Form 10-Q
period 2014-06-30
NATIONAL HOLDINGS CORP
filed 2014-08-14
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 13, 2014 there were 123,246,888 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART I.        FINANCIAL INFORMATION

ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Cash	$23,624,000	$19,985,000
Restricted cash	92,000	92,000
Deposits with clearing organizations	1,035,000	1,107,000
Receivables from broker dealers and clearing organizations	5,259,000	4,296,000
Other receivables, net of allowance for doubtful accounts	1,819,000	1,049,000
Advances to registered representatives - net of allowance for doubtful accounts	1,199,000	811,000
Securities owned, at fair value	1,167,000	467,000
Prepaid expenes	969,000	764,000
Fixed assets, net of accumulated depreciation	763,000	447,000
Intangible assets, net	8,941,000	-
Goodwill	4,464,000	-
Other assets	669,000	493,000
Total Assets	$50,001,000	$29,511,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities	$19,187,000	$13,699,000
Securities sold, but not yet purchased, at fair value	227,000	15,000
Total Liabilities	19,414,000	13,714,000

National Holdings Corporation Stockholders' Equity
Common stock, $.02 par value, 150,000,000 shares authorized; 123,246,888 shares issued and outstanding at June 30, 2014 and 100,580,203 shares issued and outstanding at September 30, 2013	2,465,000	2,012,000
Additional paid-in capital	77,013,000	67,982,000
Accumulated deficit	(48,906,000)	(54,212,000)
Total National Holdings Corporation Stockholders' Equity	30,572,000	15,782,000

Non Controlling Interest	15,000	15,000

Total Stockholders' Equity	30,587,000	15,797,000

Total Liabilities and Stockholders' Equity	$50,001,000	$29,511,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2014	2013	2014	2013
Revenues
Commissions	$27,864,000	$19,799,000	$85,777,000	$56,608,000
Principal transactions	3,977,000	3,649,000	13,119,000	10,561,000
Investment banking fees	5,273,000	4,105,000	14,473,000	8,494,000
Interest and dividends	906,000	880,000	2,723,000	2,930,000
Transfer fees and clearing services	2,105,000	1,810,000	6,873,000	5,850,000
Investment advisory fees	3,783,000	2,369,000	10,511,000	7,215,000
Tax preparation and accounting fees	2,557,000	-	6,832,000	-
Other	137,000	52,000	773,000	399,000
Total Revenues	46,602,000	32,664,000	141,081,000	92,057,000

Operating Expenses
Commissions, compensation and fees	38,475,000	27,955,000	115,003,000	78,605,000
Clearing fees	860,000	702,000	3,001,000	2,123,000
Communications	1,217,000	1,174,000	3,548,000	3,437,000
Occupancy expenses	1,064,000	504,000	3,090,000	1,619,000
Professional fees	1,071,000	503,000	3,169,000	1,728,000
Depreciation and amortization	615,000	258,000	1,771,000	796,000
Interest	6,000	10,000	29,000	240,000
License and registration fees	579,000	437,000	1,495,000	1,214,000
Other admininstrative expenses	1,304,000	316,000	4,398,000	818,000
Total Operating Expenses	45,191,000	31,859,000	135,504,000	90,580,000

Income from operations	1,411,000	805,000	5,577,000	1,477,000

Other Expenses
Loss on investment in unaffiliated entity	-	-	-	(162,000)
Total Other Expenses	-	-	-	(162,000)

Income before Income Tax Expense	1,411,000	805,000	5,577,000	1,315,000

Income tax expense	29,000	-	271,000	60,000
Net Income	1,382,000	805,000	5,306,000	1,255,000

Net loss attributable to noncontrolling interest	-	-	-	3,000

Net Income attributable to common stockholders	$1,382,000	$805,000	$5,306,000	$1,258,000

Net Income attributable to common stockholders - Basic	$0.01	$0.01	$0.04	$0.02
Net Income attributable to common stockholders - Diluted	$0.01	$0.01	$0.04	$0.02

Weighted number of shares outstanding - Basic	123,246,888	89,016,988	122,084,494	62,580,749
Weighted number of shares outstanding - Diluted	125,141,280	89,016,988	123,610,126	66,596,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

FOR THE NINE MONTHS ENDED JUNE 30, 2014

						Total
	Common Stock		Additional	Accumulated	Non-controlling	Stockholders'
	Shares	$	Paid-in Capital	Deficit	Interest	Equity (Deficit)
BALANCE, September 30, 2013	100,580,203	$2,012,000	$67,982,000	$(54,212,000)	$15,000	$15,797,000

Issuance of shares of common stock pursuant to the acquisition of Gilman & Ciocia, Inc.	22,666,685	453,000	8,387,000	-	-	8,840,000

Stock based compensation	-	-	644,000	-	-	644,000

Net income	-	-	-	5,306,000	-	5,306,000
BALANCE, June 30, 2014	123,246,888	$2,465,000	$77,013,000	$(48,906,000)	$15,000	$30,587,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Period Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,306,000	$1,258,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,771,000	796,000
Amortization of forgivable loans to registered representatives	166,000	212,000
Stock-based compensation	644,000	-
Provision for doubtful accounts	553,000	(96,000)
Non-controlling interest	-	3,000
Changes in assets and liabilities, net of effects of acquisition
Deposits with clearing organizations	344,000	-
Receivables from broker-dealers and clearing organizations	859,000	33,000
Other receivables	(1,064,000)	(598,000)
Advances to registered representatives	(14,000)	(178,000)
Securities owned, at fair value	(700,000)	(163,000)
Other assets	(176,000)	14,000
Prepaid expenses	354,000	-
Accounts payable, accrued expenses and other liabilities	(740,000)	(8,000)
Securities sold, but not yet purchased, at fair value	212,000	10,000
Net cash provided by operating activities	7,515,000	1,283,000

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	1,654,000	-
Purchase of fixed assets	(130,000)	(96,000)
Net cash provided by (used in) investing activities	1,524,000	(96,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	-	(2,800,000)
Proceeds from issuance of common stock	-	8,375,000
Repayment of certain liabilities of acquired entity	(5,400,000)	-
Net cash (used in) provided by financing activities	(5,400,000)	5,575,000

NET INCREASE IN CASH	3,639,000	6,762,000

CASH BALANCE
Beginning of the period	19,985,000	7,934,000
End of the period	$23,624,000	$14,696,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,000	$10,000
Income taxes	$85,000	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Gilman Ciocia, Inc.:
Tangible assets acquired, excluding cash	$3,933,000	$-
Identifiable intangible assets acquired	$10,417,000	$-
Goodwill	$4,464,000	$-
Liabilities assumed	$11,628,000	$-
Common stock issued	$8,840,000	$-
Deemed distribution to noncontrolling interest	-	$146,000
Fair value of shares of common stock to satisfy liabilities	-	$125,000
Conversion of preferred stock to shares of common stock	-	$6,156,000
Conversion of convertible debt to shares of common stock	-	$5,000,000
Conversion of warrants to shares of common stock	-	$259,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation, a Delaware corporation (“National” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of June 30, 2014 and for the nine months ended June 30, 2014 and 2013 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The statement of financial condition at September 30, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for additional disclosures and accounting policies.

The consolidated financial statements include the accounts of National and its wholly-owned and majority owned subsidiaries. National, operates primarily through its wholly-owned subsidiaries, including National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). As a result of the Merger with Gilman in October 2013 (See Note 8), the Company added Prime Capital Services, Inc. (“Prime”) to its portfolio of Broker Dealer Subsidiaries, however, in November 2013, National Securities and Prime received approval from the Financial Industry Regulatory Authority (“FINRA”) allowing for a mass transfer of Prime’s brokers and customer accounts to National Securities. This transfer was completed on November 22, 2013. This transfer was done to reduce overhead and consolidate the administrative and regulatory structures of the two entities. The Company filed a Broker Dealer withdrawal for Prime in January 2014.The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, New York, Boca Raton, Florida, and Seattle, Washington.

Certain items in the statement of operations for the fiscal 2013 periods have been reclassified to conform to the presentation in the fiscal 2014 periods. In addition, the statement of financial condition at September 30, 2013 is being presented on an unclassified basis, consistent with industry practice for registered broker-dealers in securities, which is the Company’s principal business. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

NOTE 2. DESCRIPTION OF BUSINESS

Through its broker-dealer and registered investment advisory subsidiaries, the Company (1) offers full service retail brokerage to approximately 125,000 retail, high net worth individuals and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. The Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC"), and are members of FINRA, the Securities Investor Protection Corporation ("SIPC") and the National Futures Association ("NFA").

The Company’s wholly-owned subsidiaries, National Asset Management, Inc., a Washington corporation ("NAM") and Asset and Financial Planning LTD, a New York corporation ("AFP"), which was acquired in the Gilman merger, are federally-registered investment advisers providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed. All registered investment advisors and customer accounts of AFP were moved into NAM in May 2014 and AFP has ceased all operations.

The Company’s wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation ("National Insurance") and Prime Financial Services, a Delaware corporation, which was acquired in the Gilman merger, provide fixed insurance products to their clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

The Company’s wholly-owned subsidiary Gilman, a Delaware corporation which was acquired in October 2013, provides federal, state and local tax preparation services to individuals and accounting services to small and midsize companies.

The Company’s wholly-owned subsidiary, GC Capital Corporation, a Washington corporation, ("GC") which was acquired in the Gilman merger, provides a licensed mortgage brokerage business in the State of Florida.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS

At June 30, 2014 and September 30, 2013, respectively, the receivables of $5,259,000 and $4,296,000 from broker-dealers and clearing organizations represent net amounts due for fees and commissions.

NOTE 4. OTHER RECEIVABLES

At June 30, 2014 and September 30, 2013 respectively, the Company had other receivables of $1,819,000 and $1,049,000, net of allowance for uncollectable accounts of $320,000 and $13,000, primarily from underwriting and management fees from investment banking transactions that the Company recently participated in, and for tax preparation and accounting fees for tax and accounting services rendered during the previous fiscal quarters.

NOTE 5. ADVANCES TO REGISTERED REPRESENTATIVES

Advances are given to certain registered representatives as an incentive for their affiliation with the Broker-Dealer Subsidiaries. The representative signs an independent contractor agreement with the Broker-Dealer Subsidiaries for a specified term, typically a three-year period. The advance is then amortized on a straight-line basis or based on a percentage of production over the life of the registered representative’s agreement with the Broker-Dealer Subsidiaries, and is included in commission expense in the accompanying consolidated statements of operations. In the event a representative’s affiliation terminates prior to the fulfillment of their contract, the representative is required to repay the unamortized balance. At June 30, 2014 and September 30, 2013 there was approximately $232,000 and $13,000, respectively, of allowance for uncollectable amounts associated with these receivables.

An analysis of advances to registered representatives for the nine months ended June 30, 2014 is as follows:

Advances to
Registered
Representative
Balance, October 1, 2013	$811,000
Advances	1,109,000
Amortization or repayment of advances	(489,000)
Provision for doubtful accounts	(232,000)
Balance, June 30, 2014	1,199,000

There were no unamortized advances outstanding attributable to registered representatives who ended their affiliation with Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

NOTE 6. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, it requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following tables show the fair values of securities owned by the Broker-Dealer Subsidiaries, and securities sold but not yet purchased by such entities, as of June 30, 2014 and September 30, 2013:

Fair Value Measurements

As of June 30, 2014
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$216,000	-	-	$216,000
Mutual funds	62,000	-	-	62,000
Fixed income securities	657,000	138,000	-	795,000
Restricted stock and warrants	-	94,000	-	94,000
	$935,000	$232,000	$-	$1,167,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$227,000	-	-	$227,000
	$227,000	$-	$-	$227,000

As of September 30, 2013
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$428,000	-	-	$428,000
Restricted stock and warrants	-	39,000	-	39,000
	$428,000	$39,000	$-	$467,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$15,000	-	-	$15,000
	$15,000	$-	$-	$15,000

NOTE 7. FIXED ASSETS

Fixed assets as of June 30, 2014 and September 30, 2013, respectively, consist of the following:

	June 30,	September 30,
	2014	2013	Estimated Useful Lives
Equipment (years)	$2,764,000	$2,668,000	5
Furniture and fixtures (years)	572,000	532,000	5
Leasehold improvements	1,422,000	1,074,000	Lesser of useful life
			or term of lease
Capital Leases (Primarily composed of Computer Equipment) (years)	2,638,000	2,510,000	5

	7,396,000	6,784,000
Less accumulated depreciation and amortization	(6,633,000)	(6,337,000)
Fixed assets - net	$763,000	$447,000

Depreciation expense for the nine months ended June 30, 2014 and 2013 was $295,000 and $330,000, respectively.

NOTE 8 - BUSINESS COMBINATION

On October 15, 2013, the Company completed a merger with Gilman Ciocia, Inc., a Delaware corporation (“Gilman”) pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 20, 2013, by and among the Company, National Acquisition Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub”), and Gilman. Pursuant to the Merger Agreement, Merger Sub was merged with and into Gilman, with Gilman surviving the merger and becoming a wholly-owned subsidiary of the Company. Gilman provides federal, state and local tax preparation services to individuals predominantly in upper and middle income tax brackets and accounting services to small and middle size companies. In addition, through wholly owned subsidiaries, Gilman is engaged in broker-dealer, investment advisory, insurance product sales and mortgage brokerage activities.

Pursuant to the Merger Agreement, the Company issued to Gilman’s stockholders 22,666,685 shares of its common stock valued at $8,840,000 determined based on the closing market price of the Company’s common stock on the acquisition date, and became the owner of 100% of the outstanding shares of Gilman’s common stock. Additionally, the Company financed repayment of $5,400,000 of Gilman’s liabilities through a capital contribution to Gilman. In August 2013, the Company issued 10,583,330 shares of its common stock pursuant to a private placement which generated net proceeds of $3,016,000 to partially finance the cash consideration of $5,400,000.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

Assets
Current assets	$4,833,000
Fixed assets	482,000
Other assets	272,000
Intangible assets (amortizable)	10,417,000
Goodwill	4,464,000
20,468,000

Liabilities
Current liabilities	6,000,000
Long-term liabilities	5,628,000
11,628,000
Total purchase price	$8,840,000

The aforementioned allocation is preliminary and the Company is still evaluating the allocation of the purchase price among certain intangible assets and goodwill. The Company anticipates that it will complete its analysis of the allocation of the purchase price among such assets in the fourth quarter of fiscal 2014 and that the final allocation may vary from the preliminary allocation. The goodwill recognized, none of which is expected to be deductible for income tax purposes, is attributable to the assembled workforce of Gilman and to expected synergies and other benefits that the Company believes will result from combining its operations with Gilman’s. The intangible assets recognized are primarily attributable to expected increased margins that the Company believes will result from Gilman’s existing customer relationships and increased margins from financial planning and tax preparation services that the Company will offer to its existing clients.

The following table presents the intangible assets subject to amortization and the carrying amount as of June 30, 2014 and the respective estimated useful lives:

	Preliminary	Accumulated	Carrying	Estimated
Intangible asset	Fair Value	Amortization	Value	Useful Life (years)
Customer Relationships	$8,334,000	$(1,179,000)	$7,155,000	5
Brand	2,083,000	(297,000)	1,786,000	5
	$10,417,000	$(1,476,000)	$8,941,000

The estimated future amortization expense of the above intangible assets for the next five fiscal years and thereafter is as follows:

Year ended
September 30,
2014	$175,000
2015	2,083,000
2016	2,083,000
2017	2,083,000
2018	2,083,000
2019	434,000
Total	$8,941,000

Gilman’s results of operations are included in the accompanying consolidated financial statements from October 15, 2013, the date of acquisition. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition occurred at October 1, 2012:

	(Unaudited)		(Unaudited)
	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2014	2013	2014	2013

Revenues	$46,602,000	$42,628,000	$143,149,000	$121,132,000

Net Income atributable to common stockholders	$1,382,000	$691,000	$4,951,000	$1,026,750

Basic earnings per share	$0.01	$0.01	$0.04	$0.01
Diluted earnings per share	$0.01	$0.01	$0.04	$0.01
Weighted number of shares outstanding - basic	123,246,888	122,268,028	123,343,755	95,831,779
Weighted number of shares outstanding - diluted	125,141,280	122,268,028	124,869,387	99,847,721

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect, among other things, 1) additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, 2) additional compensation related to the grant of 1,750,000 stock options to certain employees of Gilman, 3) the shares issued by the Company to acquire Gilman and to partially fund the $5,400,000 of cash consideration used to finance the repayment of Gilman’s liabilities, and 4) the decrease in interest expense related to Gilman’s liabilities paid by the Company. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have been resulted had the acquisition occurred on the date indicated or that may result in the future.

Acquisition related costs incurred by the Company amounted to $86,000 in the nine months ended June 30, 2014 and were charged to professional fees.

The amount of revenues and income of Gilman since the acquisition date included in the accompanying consolidated statement of operations for the three and nine months ended June 30, 2014 are as follows:

	Three Month	Nine Month
	Period	Period
	Ended	Ended
	June 30, 2014	June 30, 2014
Revenues	$10,456,000	$28,493,000

Net income attributable to common stockholders	$986,000	$1,935,000

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following:

	June 30,	September 30,
	2014	2013
Commissions payable	$12,600,000	$9,141,000
Accounts payable	3,567,000	2,439,000
Deferred clearing fee credits	65,000	138,000
Telecommunications vendors payable	218,000	166,000
Legal expenses payable	1,067,000	584,000
Deferred rent payable	195,000	220,000
Accrued compensation	1,082,000	195,000
Settlements	237,000	223,000
Capital lease liability	84,000	108,000
Regulatory fees	72,000	485,000
Total	$19,187,000	$13,699,000

NOTE 10. PER SHARE DATA

Net Income per Common Share

Basic net income per share is computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net income per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the dilutive effect of incremental shares of common stock potentially issuable under outstanding options, warrants and unvested restricted stock units utilizing the treasury stock method, and, for 2013, the dilutive effect of convertible preferred securities utilizing the if-converted method.

	Three Month Period Ended		Nine Month Period Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common stockholders	$1,382,000	$805,000	$5,306,000	$1,258,000

Denominator:
Denominator for basic earnings per share--weighted average shares	123,246,888	89,016,988	122,084,494	62,580,749
Effect of dilutive securities:
Options	600,000	-	282,000	-
Warrants	50,760	-	-	-
Preferred Series C & D	-	-	-	4,015,942
Restricted stock units - unvested	1,243,632	-	1,243,632	-
Denominator for diluted earnings per share--adjusted weighted-average shares	125,141,280	89,016,988	123,610,126	66,596,691

Income per share:
Net income available to common stockholders
Basic	$0.01	$0.01	$0.04	$0.02
Diluted	$0.01	$0.01	$0.04	$0.02

Potential common share equivalents not included in the above diluted computation because to do so would be anti-dilutive are as follows:

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2014	2013	2014	2013

Options	6,400,000	10,700,000	6,400,000	10,300,000
Warrants	845,995	1,146,755	896,755	1,146,755
	7,245,995	11,446,755	7,296,755	11,446,755

NOTE 11. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

Entering into Short Positions

A short sale involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable into the same security) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss, although this potential loss is mitigated in the case of debt securities by the nature of such securities.

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

NOTE 12. ACCOUTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, which changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. ASU 2014-08, which is to be applied prospectively to all new disposals of components and new classifications as held for sale, will become effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods with early adaption allowed. We do not anticipate that the adoption of ASU 2014-08 will have a material impact on its results of operations, financial condition, or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company beginning October 1, 2017 and early adoption is not permitted. We are currently evaluating the potential impact of ASU 2014-09 on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for the Company beginning October 1, 2016 and early adoption is permitted. We do not anticipate that the adoption of ASU 2014-08 will have a material impact on its results of operations, financial condition, or cash flows.

NOTE 13. CLEARING AGREEMENTS

NSC and vFinance Investments have separate but coterminous clearing agreements with NFS. Both broker-dealer subsidiaries signed amendments in May 2014, which terminate in May 2021. The clearing agreement includes a termination fee if either broker dealer terminates the agreement without cause. Each of NSC and vFinance Investments currently has clearing agreements with one or more of NFS, COR Clearing, ICBC, Rosenthal and RJO.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases

As a result of the merger with Gilman, commitments under leases for office space and equipment increased by approximately $3,571,000 at June 30, 2014, related to 27 offices operated by Gilman. Such leases expire between August 2015 and June 2018.

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $14,760,000. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. Losses related to such matters that are probable and reasonably estimable have been accrued at June 30, 2014 and September 30, 2013, in the amounts of $427,000 and $250,000 (inclusive of legal fees incurred to date and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition.

NOTE 15. RELATED PARTY TRANSACTIONS

Robert B. Fagenson, the Company’s Co-Executive Chairman of the Board of Directors is a party to an Independent Contractor Agreement, dated February 27, 2012, with NSC, whereby in exchange for establishing and maintaining a branch office of NSC in New York City, New York (the “Branch”), Mr. Fagenson receives 50% of any net income earned at the Branch, which for the three and nine months ended June 30, 2014 was $48,000 and $96,000 respectively. Additionally, Mr. Fagenson’s daughter, Stephanie, is employed by NSC as Director of Corporate Access and receives a salary of $72,000.

M. Klein & Company was engaged during the fiscal year ended 2013 to perform certain evaluation services and to advise the Board on corporate actions. The principal officer engaged to conduct these services is the brother of Mark D. Klein, the Company’s Chief Executive Officer and Co-Executive Chairman. Mr. Klein received no direct or indirect compensation as a result of this engagement. The total fees incurred for these services in the three and nine months ended June 30, 2014 were $0 and $40,000 respectively.

NOTE 16. NET CAPITAL REQUIREMENTS

The Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1 (“Rule 15c3-1” or “the Rule”), which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital.

NSC is required to maintain minimum net capital equal to the greater of i.) $100,000,or ii.) a specified amount per security based on the bid price of each security for which NSC is a market maker with a limit of $1,000,000, and is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At June 30, 2014, National Securities had net capital of approximately $7,932,000 which was approximately $7,832,000 in excess of its required net capital of $100,000, and its percentage of aggregate indebtedness to net capital was 310.0%.

Due to its market maker status, vFinance Investments is required to maintain minimum net capital of $1,000,000. In addition to the net capital requirements, vFinance Investments is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At June 30, 2014, vFinance Investments had net capital of approximately $3,170,000, which was approximately $2,170,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 108.6%.

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

NOTE 17. STOCK BASED COMPENSATION

The National Holdings Corporation 2013 Omnibus Incentive Plan, as amended, provides for granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards to eligible employees and other service providers.

During the nine months ended June 30, 2014, the company granted options to purchase 1,880,000 shares of the Company’s common stock at a weighted average exercise price of $0.53 per share. The weighted average grant date fair value amounted to $0.27 per share, which was estimated on the grant date using the Black-Scholes option pricing model using weighed average assumptions as follows: dividend yield of 0%, expected volatility of 75%, risk free interest rate of 2.4 % and expected life of 8.9 years.

At June 30, 2014, there was unrecognized compensation relating to options and non-vested restricted stock units amounting to approximately $765,000.

NOTE 18. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income tax expense was $29,000 and $271,000 for the three and nine months ended June 30, 2014, respectively. The tax provision principally represents federal alternative minimum tax and state and local income taxes. The effective tax rates differ from the statutory income tax, primarily due to utilization of net operating loss carryforwards for which valuation allowances had previously been provided.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in Item 1 above. Any forward-looking statements contained in or incorporated into this Quarterly Report on Form 10-Q speak only as of the date of this Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through the Company’s principal subsidiaries, National Securities Corporation (“National Securities or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (and collectively with National Securities and vFinance Investments, the “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of the Company retail, corporate and institutional clients. Following the Company's merger with Gilman Ciocia, Inc., a Delaware corporation ("Gilman") in October 2013, we also provide tax preparation services through Gilman, which is now a wholly-owned subsidiary. In November 2013, following approval from the Financial Industry Regulatory Authority ("FINRA"), National Securities received a transfer of Gilman's Prime Capital Services retail brokers and customer accounts.

Each of the Broker-Dealer Subsidiaries is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), FINRA, the Municipal Securities Rulemaking Board (“MSRB”) and are members of the Securities Investor Protection Corporation (“SIPC”) and the National Futures Association (“NFA”). In addition, each of the Broker-Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico and the U.S. Virgin Islands. Gilman is also subject to regulation by, among others, the Internal Revenue Service.

The Company’s wholly-owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM") is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed. In May 2014, the Company completed a transfer to NAM of all the investment advisors and customer assets of Asset & Financial Planning, the registered investment advisor acquired in the Gilman merger.

Gilman provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

As of June 30, 2014, we had approximately 1,200 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 32 Company offices located in New York, New Jersey, Florida, Washington and Illinois branches, the Company has approximately 111 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Summary

The Company’s third quarter of fiscal year 2014 resulted in an increase in revenues of 43% and an increase in operating expenses of 42% resulting in an improved margin of approximately 1%. Contributing factors include the merger with Gilman, a more diversified product base and an increase in assets under management firm wide combined with a better performance by our brokers, in conjunction with favorable market conditions. All business units experienced an increase during the third quarter of 2014 with the largest increase in retail brokerage commissions, tax preparation and accounting fees and investment advisory fees. As a result, the Company reported after tax net income of $1,382,000 and $805,000 for the quarter ended June 30, 2014 and 2013, respectively.

Revenues

	Three Months Ended June 30,		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions	$27,864,000	$19,799,000	$8,065,000	41%
Principal transactions	3,977,000	3,649,000	328,000	9%
Investment banking fees	5,273,000	4,105,000	1,168,000	28%
Interest and dividends	906,000	880,000	26,000	3%
Transfer fees and clearing services	2,105,000	1,810,000	295,000	16%
Investment advisory fees	3,783,000	2,369,000	1,414,000	60%
Tax preparation and accounting fees	2,557,000	-	2,557,000	100%
Other	137,000	52,000	85,000	163%
Total Revenues	46,602,000	32,664,000	$13,938,000	43%

Total revenues increased $13,938,000, or 43%, in the third quarter of fiscal year 2014 to $46,602,000 from $32,664,000 in the third quarter of fiscal year 2013. The increase in revenues is primarily due to the increase in registered representatives, investment advisors, insurance sales representatives and accountants as a result of the merger with Gilman combined with an increased base of assets under management and overall better production by the Company’s registered representatives in a strong market environment.

Commission revenue increased $8,065,000, or 41%, to $27,864,000 from $19,799,000 during the third quarter of fiscal year 2014 compared with the same period in fiscal year 2013, which is a result of the increase in registered representatives from the merger with Gilman, as well an increase in transactional activity by our registered representatives in favorable market conditions.

Principal transactions, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $328,000, or 9%, to $3,977,000 from $3,649,000 during the third quarter of fiscal year 2014 compared with the same period in fiscal year 2013. The increase is primarily due to more favorable trading conditions including higher market volumes, affecting our market making and corporate and municipal bond trading activities.

Investment banking fees increased $1,168,000, or 28% to $5,273,000 from $4,105,000 during the third quarter of 2014 compared to the same period in fiscal year 2013. This increase is attributable to a higher number of successful capital raising events for clients during the quarter.

Interest and dividend income increased by $26,000 or 3%, to $906,000 from $880,000 in the third quarter of fiscal year 2014 compared with the same period in fiscal year 2013. This increase is primarily attributable to slightly higher customer margin account balances during the quarter.

Transfer fees and clearing services increased $295,000 or 16%, to $2,105,000 from $1,810,000 in the third quarter of fiscal year 2014 compared with the same period in fiscal year 2013. This increase is primarily due to the increase in our number of registered representatives as a result of the merger with Gilman and the increased productivity of our registered representatives during strong market conditions.

Investment advisory fees, increased $1,414,000, or 60%, to $3,783,000 from $2,369,000 in the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The increase is due to an increase in total assets under management resulting from the acquisition of accounts advised by the newly acquired subsidiary, Asset & Financial Planning, Ltd.(“AFP”) All of the registered investment advisors and accounts of AFP were transferred to NAM in May 2014 in an effort to consolidate operations, eliminating duplicative costs and improving the consistency of our services to our registered investment advisors and their clients.

Tax preparation and accounting fees amounted to $2,557,000 in 2014. This source of revenue is new to the Company in 2014 and is due to the merger with Gilman.

Other revenue increased $85,000, or 163%, to $137,000 from $52,000 during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The increase is due to the increase in overall business activity as a result of the merger with Gilman.

Operating Expenses

In comparison with the 43% increase in total revenues, total expenses increased by 42%, or $13,332,000, to $45,191,000 for the third quarter of fiscal year 2014 compared to $31,859,000 in the third quarter of fiscal year 2013. The increase in total expenses is primarily as a result of the increase in commissions, compensation and fees commensurate with the corresponding increase in revenues, but with a modest overall improvement in margin of approximately 1%. This margin improvement is partially as a result of the Gilman business units having a lower payout percentage on average. The Company experienced a rise in nearly all areas of its operating costs with the exception of interest expense. During this period, the Company signed coterminous amendments to its clearing agreements with National Financial Services, its primary clearing firm for the Broker Dealer Subsidiaries, resulting in a reduction of clearing costs. Management maintains control of our operating costs despite the addition to business lines from the merger with Gilman.

	Three Months Ended June 30,		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions, compensation and fees	38,475,000	27,955,000	$10,520,000	38%
Clearing fees	860,000	702,000	158,000	23%
Communications	1,217,000	1,174,000	43,000	4%
Occupancy expenses	1,064,000	504,000	560,000	111%
License and registration fees	579,000	437,000	142,000	32%
Professional fees	1,071,000	503,000	568,000	113%
Depreciation and amortizaiton	615,000	258,000	357,000	138%
Interest	6,000	10,000	(4,000)	-40%
Other admininstrative expenses	1,304,000	316,000	988,000	313%
	$45,191,000	$31,859,000	$13,332,000	42%

Commission, compensation, and fees, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as compensation to our employees, brokers, and support staff, increased by $10,520,000, or 38%, to $38,475,000 from $27,955,000 for the third quarter of fiscal year 2014 compared to the same quarter of fiscal year 2013. The increase is directly attributable to the increase in revenues resulting from the merger with Gilman and the favorable market conditions. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $60,000 and $187,000 for the third quarter of fiscal year 2014 and 2013, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $217,000 and $77,000 for the three months ended June 30, 2014 and 2013, respectively.

Clearing fees increased $158,000, or 23%, to $860,000 from $702,000 in the third quarter of fiscal year 2014 compared with the third quarter of fiscal year 2013 consistent with the higher revenues and transaction volumes in 2014 as compared to the same period in 2013. This increase is net of reductions in certain clearing costs as a result of the Company having signed coterminous amendments to its clearing agreements with National Financial Services, its primary clearing firm for the Broker Dealer Subsidiaries.

Communications expenses increased by $43,000, or 4% to $1,217,000 from $1,174,000 in the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013. This increase is primarily due to the merger with Gilman.

Occupancy expenses increased $560,000, or 111%, to $1,064,000 from $504,000 in the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013. This increase is primarily attributable to the addition of 27 Company offices and the related utilities as a result of the merger with Gilman.

Professional fees increased $568,000, or113% to $1,071,000 from $503,000 in the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013. This increase is attributed to the general corporate matters in addition to the cost of defense associated with various arbitrations.

Depreciation and amortization expenses increased $357,000, or 138%, to $615,000 from $258,000 in the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013. This increase is primarily attributable to amortization of the intangibles acquired in the merger with Gilman.

Interest expense decreased by $4,000, or 40%, to $6,000 from $10,000 in the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013.

License and registration fees increased $142,000, or 32%, to $579,000 from $437,000 in the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013. This increase is primarily due to the merger with Gilman, and the transfer of its various registered personnel to National.

Other administrative expenses increased $988,000, or 313%, to $1,304,000 from $316,000 in the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013. This increase is primarily attributable to general office related expenses such as equipment operating leases, advertising, general insurances, office supplies, professional dues and subscriptions as a result of the merger with Gilman.

Nine months Ended June 30, 2014 Compared to Nine months Ended June 30, 2013

Summary

The Company’s first nine months of fiscal year 2014 resulted in a substantial increase in revenues of 53% with only a 50% increase in operating expenses, resulting in an improved margin of approximately 3%. Contributing factors to the improvement in revenues include the merger with Gilman Ciocia, a more diversified product base, an increase in assets under management firm wide, combined with a better performance by our brokers, in conjunction with very favorable market conditions. All business units saw an increase during this current quarter with the largest increase in retail brokerage commissions, tax preparation and accounting fees, investment banking fees and investment advisory fees. As a result, the Company reported after tax net income of $5,306,000 compared with $1,258,000 for the nine months ended June 30, 2014 and 2013, respectively.

	Nine Months Ended June 30,		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions	$85,777,000	$56,608,000	$29,169,000	52%
Principal transactions	13,119,000	10,561,000	2,558,000	24%
Investment banking fees	14,473,000	8,494,000	5,979,000	70%
Interest and dividends	2,723,000	2,930,000	(207,000)	-7%
Transfer fees and clearing services	6,873,000	5,850,000	1,023,000	17%
Investment advisory fees	10,511,000	7,215,000	3,296,000	46%
Tax preparation and accounting fees	6,832,000	-	6,832,000	100%
Other	773,000	399,000	374,000	94%
Total Revenues	$141,081,000	$92,057,000	$49,024,000	53%

Revenues

Total revenues increased $49,024,000, or 53%, in the first nine months of fiscal year 2014 to $141,081,000 from $92,057,000 in the same period of fiscal year 2013. The increase in revenues is primarily due to the increase in registered representatives, investment advisors, insurance sales representatives and accountants as a result of the merger with Gilman. The merger, in conjunction with favorable market conditions across nearly all business lines helped to drive the higher revenues.

Commission revenue increased $29,169,000, or 52%, to $85,777,000 from $56,608,000 during the first nine months of fiscal year 2014 as compared with the same period in fiscal year 2013. This increase is attributable to the increase in registered representatives as a result of the merger with Gilman, in conjunction with favorable market conditions.

Principal transactions, which includes profits on proprietary trading, market making activities, and customer mark-ups and mark-downs increased $2,558,000, or 24%, to $13,119,000 from $10,561,000 during the first nine months of fiscal year 2014 as compared with the same period in fiscal year 2013. The increase is primarily due to more favorable trading conditions including higher market volumes, affecting our market making and corporate and municipal bond trading activities.

Investment banking fees increased $5,979,000, or 70% to $14,473,000 from $8,494,000 during the first nine months of 2014 as compared to the same period in fiscal year 2013. This increase was attributable to having more successful capital raising events for clients.

Interest and dividends decreased by $207,000 or 7%, to $2,723,000 from $2,930,000 in the first nine months of fiscal year 2014 as compared with the same period in fiscal year 2013. The decrease is primarily attributable to lower customer margin account balances and lower customer free cash balances.

Transfer fees and clearing services increased $1,023,000 or 17%, to $6,873,000 from $5,850,000 in the nine months of fiscal year 2014 compared with the same period in fiscal year 2013. This increase is primarily due to the increase in our number of registered representatives as a result of the merger with Gilman and the increased productivity of our registered representatives during strong market conditions.

Investment advisory fees, increased $3,296,000, or 46%, to $10,511,000 from $7,215,000 in the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. The increase is due to an increase in total assets under management resulting from the acquisition of accounts advised by the newly acquired subsidiary, Asset & Financial Planning, Ltd.(“AFP”) All of the registered investment advisors and accounts of AFP were transferred to NAM in May 2014 in an effort to consolidate operations, eliminating duplicative costs and improving the consistency of our services to our registered investment advisors and their clients.

Tax preparation and accounting fees amounted to $6,832,000 for the first nine months of fiscal 2014. This source of revenue is new to the Company in 2014 and is due to the merger with Gilman Ciocia.

Other revenue increased $374,000, or 94%, to $773,000 from $399,000 during the first nine months of fiscal year 2014 as compared to the same period in fiscal year 2013. The increase is due to the increase in overall business activity as a result of the merger with Gilman Ciocia.

Operating Expenses

In comparison with the 53% increase in total revenues, total expenses increased 50%, or $44,924,000, to $135,504,000 for the first nine months of fiscal year 2014 compared to $90,580,000 in the first nine months of fiscal year 2013. The increase in total expenses is consistent with the overall increase in revenues which includes the revenues resulting from the merger with Gilman Ciocia and the incremental increase in the variable costs associated with the higher revenues resulting from the better market conditions and this new revenue. The Company saw a rise in all areas of its operating costs with the exception of a reduction in interest expense, but management maintains control of those operating costs despite the addition to its business lines.

	Nine Months Ended June 30,		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions, compensation and fees	115,003,000	78,605,000	$36,398,000	46%
Clearing fees	3,001,000	2,123,000	878,000	41%
Communications	3,548,000	3,437,000	111,000	3%
Occupancy expenses	3,090,000	1,619,000	1,471,000	91%
License and registration fees	1,495,000	1,214,000	281,000	23%
Professional fees	3,169,000	1,728,000	1,441,000	83%
Depreciation and amortizaiton	1,771,000	796,000	975,000	122%
Interest	29,000	240,000	(211,000)	-88%
Other admininstrative expenses	4,398,000	818,000	3,580,000	438%
	$135,504,000	$90,580,000	$44,924,000	50%

Commission, compensation, and fees, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as compensation to our employees, brokers, and support staff, increased by $36,398,000, or 46%, to $115,003,000 from $78,605,000 for the first nine months of fiscal year 2014 as compared to the same period in fiscal year 2013. The increase is primarily attributable to the increase in revenues both from the strong business environment and the revenues derived from the merger with Gilman. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $166,000 and $212,000 for the first nine months of fiscal year 2014 and 2013, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $644,000 and $0 for the nine months ended June 30, 2014 and 2013, respectively.

Clearing fees increased $878,000, or 41%, to $3,001,000 from $2,123,000 in the first nine months of fiscal year 2014 as compared to the same period in fiscal year 2013. This increase is commensurate with the increase in transaction volumes and clearance service revenue in conjunction with the higher overall sales activity and the additional revenues derived from the merger with Gilman.

Communication expenses increased by $111,000, or 3% to $3,548,000 from $3,437,000 in the first nine months of fiscal year 2014 as compared to the same period in fiscal year 2013. This increase is primarily due to the merger with Gilman.

Occupancy expenses increased $1,471,000, or 91%, to $3,090,000 from $1,619,000 in the first nine months of fiscal year 2014 as compared to the same period in fiscal year 2013. This increase is primarily attributable to the addition of 27 Company offices and the related utilities as a result of the merger with Gilman.

Professional fees increased $1,441,000, or 83% to $3,169,000 from $1,728,000 in the first nine months of fiscal year 2014 as compared to the same period in fiscal year 2013. This increase is attributed to continued cost of defense associated with various arbitrations as well as legal and other professional costs associated with the Proxy contest and other general corporate matters.

Depreciation and amortization expenses increased $975,000, or 122%, to $1,771,000 from $796,000 in the first nine months of fiscal year 2014 as compared to the same period in fiscal year 2013.This increase is primarily attributable to amortization of the intangibles acquired in the merger with Gilman.

Interest expense decreased by $211,000, or 88%, to $29,000 from $240,000 in the first nine months of fiscal year 2014 as compared to the same period in fiscal year 2013. The decrease is primarily due to the Company’s Recapitalization which allowed for the repayment of all outstanding debt in 2013.

Licenses and registration fees increased $281,000, or 23%, to $1,495,000 from $1,214,000 in the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. This increase in taxes, licenses and registration is primarily due to the merger with Gilman, and the transfer of its various registered personnel to National.

Other administrative expenses increased $3,580,000, or 438%, to $4,398,000 from $818,000 in the first nine months of fiscal year 2014 as compared to the same period in fiscal year 2013. This increase is primarily attributable to general office related expenses such as equipment operating leases, advertising, general insurances, office supplies, professional dues and subscriptions as a result of the merger with Gilman.

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

For the three months ended June 30, 2014 and 2013, EBITDA, as adjusted, was $2,309,000 and $1,150,000 respectively. This increase of $1,159,000 in the three months ended June 30, 2014 over the same period in 2013 resulted from a significant improvement in revenues and a $577,000 or 72% improvement in net income as reported, primarily due to strong sales performance by our registered representatives supported by very favorable market conditions and further improved by revenues resulting from the Gilman merger. This was enhanced by improving margins and management’s focus on cost cutting.

For the nine months ended June 30, 2014 and 2013, EBITDA, as adjusted, was $8,187,000 and $2,850,000 respectively. This increase of $5,337,000 in the nine months ended June 30, 2014 over the same period in 2013 resulted from a significant improvement in revenues and a $4,048,000 or 322% improvement in net income as reported, primarily due to strong sales performance by our registered representatives supported by very favorable market conditions and further improved by revenues resulting from the Gilman merger. This was enhanced by improving margins and management’s focus on cost cutting.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net income, as reported	$1,382,000	$805,000	$5,306,000	$1,258,000
Interest expense	6,000	10,000	29,000	240,000
Income taxes	29,000	-	271,000	60,000
Depreciation	94,000	103,000	295,000	330,000
Amortization	521,000	155,000	1,476,000	463,000
EBITDA	2,032,000	1,073,000	7,377,000	2,351,000
Non-cash compensation expense	217,000	-	644,000	-
Forgivable loan amortization	60,000	77,000	166,000	212,000
Non-cash other administrative expenses	-	-	-	125,000
Loss on investment in unaffiliated entity	-	-	-	162,000
EBITDA, as adjusted	$2,309,000	$1,150,000	$8,187,000	$2,850,000

EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

			Average Balance during
	Ending Balance at June 30,		first nine months of
	2014	2013	2014	2013
Cash	$23,624,000	$14,696,000	$19,337,000	$11,415,000
Receivables from broker-dealers and clearing organizations	5,259,000	3,617,000	4,141,000	3,382,000
Marketable securities	1,073,000	618,000	691,000	1,563,000

Accounts payable, accrued expenses and other liabilities	19,187,000	11,675,000	19,246,000	11,835,000
Convertible notes payable excluding debt discount	-	-	-	2,267,000

We maintain a highly liquid balance sheet. At June 30, 2014 and 2013, respectively, 60% and 81%, of our total assets consisted of cash, marketable securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace. Additionally, at September 30, 2013, we had approximately $5.4 million in cash which was eventually disbursed on October 15, 2013, in connection with the merger with Gilman.

NSC is required to maintain minimum net capital equal to the greater of $100,000 or a specified amount per security based on the bid price of each security for which National Securities is a market maker. NSC is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At June 30, 2014, National Securities had net capital of approximately $7,932,000 which was approximately $7,832,000 in excess of its required net capital of $100,000, and its percentage of aggregate indebtedness to net capital was 310.0%.

Due to its market maker status, vFinance Investments is required to maintain a minimum net capital of $1,000,000. In addition to the net capital requirements, vFinance Investments is required to maintain a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At June 30, 2014, vFinance Investments had net capital of approximately $3,170,000, which was approximately $2,170,000 in excess of its required net capital of $1,000,000, and its percentage of aggregate indebtedness to net capital was 108.6%.

The Broker-Dealer Subsidiaries qualify under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule, as none of them carry security accounts of customers or perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from the Broker-Dealer Subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During the first nine months of fiscal 2014 and 2013, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $96,000 and $130,000 during the first nine months of fiscal 2014 and 2013, respectively.

	Nine months ended
	June 30,
	2014	2013
Cash flows from operating activities

Net Income	$5,306,000	$1,258,000
Non-cash adjustments
Depreciation and amortization	1,771,000	793,000
Fair value options and restricted stock units	644,000	-
Other	719,000	119,000

Changes in assets and liabilities
Receivables from broker-dealers, clearing organizations	859,000	33,000
Other receivables	(1,064,000)	(598,000)
Other assets	(176,000)	14,000
Securities owned	(700,000)	(163,000)
Accounts payable, accrued expenses, and other liabilities	(740,000)	101,000
Other	896,000	(274,000)
Net cash provided by operating activities	7,515,000	1,283,000

Cash flows from investing activities
Acquisition-related cash acquired	1,654,000	-
Purchase of fixed assets	(130,000)	(96,000)
Net cash provided by (used in) investing activities	1,524,000	(96,000)

Cash flows from financing activities
Principal repayments of notes payable	-	(2,800,000)
Proceeds from issuance of common stock	-	8,375,000
Payment of certain liabilities of Gilman Ciocia	(5,400,000)	-
Net cash (used in) provided by financing activities	(5,400,000)	5,575,000

Net increase in cash	$3,638,000	$6,762,000

Nine months ended June 30, 2014

The decrease in receivables from clearing organizations, broker-dealers and others during the first nine months of fiscal 2014 is primarily due to the higher revenue performance in the commissions earned during the last month of a given quarter as compared to the same month of the previous year. These receivables are typically received within 10 days of the close of the month.

The increase in other receivable during the first nine months of fiscal 2014 is primarily due to the addition of a new receivable for accounting and tax preparation as a result of the merger with Gilman which was approximately $945,000 as of June 30, 2014. No such receivable existed for the same period in fiscal 2013.

Net cash provided by investing activities during the nine months of 2014 amounted to $1,524,000 and is primarily due to cash acquired of $1,654,000 resulting from the merger with Gilman.

Net cash used in financing activities during the nine months of 2014 amounted to $5,400,000 and consists of the cash consideration we used to satisfy the obligations of certain liabilities of Gilman at the closing of the merger.

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

Net cash used in investing activities during the first nine months of fiscal 2013 amounted to $96,000 which was due to the purchase of fixed assets to maintain the Company’s infrastructure.

Net cash provided by financing activities of $5,575,000 during the first nine months of fiscal 2013 resulted primarily from an issuance of common stock in January 2013 offset by the repayment of the balance of the convertible note payable of $2,800,000 which satisfied all of our remaining obligations under the outstanding notes payable.

Operating cash flows from period to period

Our net cash generated from operating activities increased to $7,514,000 from net cash generated from operating activities of $1,283,000 for the first nine months of fiscal 2014 and 2013, respectively. Such increase is primarily attributable to increased profitability as well as the aforementioned changes in assets and liabilities during the respective periods.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Guidance Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), which changes the requirements for reporting discontinued operations that may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when any of the following criteria is met with respect to the disposal: it can be classified as held for sale, disposed of by sale, or disposed of other than by sale (such as by abandonment, or in a distribution to owners in a spinoff). ASU 2014-08 will become effective for the Company beginning January 1, 2015. We do not anticipate that the adoption of ASU 2014-08 will have a material impact on its results of operations, financial condition, or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for us beginning January 1, 2017 and early adoption is not permitted. We are currently evaluating the potential impact of ASU 2014-09 on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for us beginning January 1, 2016 and early adoption is permitted. We do not anticipate that the adoption of ASU 2014-08 will have a material impact on its results of operations, financial condition, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company's primary market risk arises from the fact that it engages in proprietary trading and makes markets in equity securities. Accordingly, the Company may be required to maintain certain amounts of inventories in order to facilitate customer order flow. The Company may incur losses as a result of price movements in these inventories due to changes in interest rates, foreign exchange rates, equity prices and other political factors. The Company is not subject to direct market risk due to changes in foreign exchange rates. However, the Company is subject to market risk as a result of changes in interest rates and equity prices, which are affected by global economic conditions. The Company manages its exposure to market risk by limiting its net long or short positions. Trading and inventory accounts are monitored daily by management and the Company has instituted position limits.

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

The following table shows the quoted market values of marketable securities we owned ("long") , securities we sold but have not yet purchased ("short") , and net positions as of June 30, 2014:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks –marketable	$216,000	$227,000
Mutual funds	62,000	-
Fixed income securities	795,000	-
Corporate stocks –non-marketable	78,000	-
Restricted stock and warrants – non-marketable	16,000	-
Total	$1,167,000	$227,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $14,760,000. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and based on discussions with counsel believes that the eventual outcome of these matters will not have a material adverse effect on the Company. However, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at June 30, 2014 and September 30, 2013, are approximately $527,000 and $250,000 (inclusive of legal fees incurred to date and estimated claims), respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $274,000 and $854,000 for the three months ended June 30, 2014 and 2013, respectively.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

August 14, 2014	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer

August 14, 2014	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer