Form 10-K
period 2014-09-30
NATIONAL HOLDINGS CORP
filed 2014-12-29
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended

September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒  NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer☐  Accelerated Filer☐  Non-Accelerated Filer☐ Smaller Reporting Company☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. YES ☐ NO☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES☐  NO☒

As of March 31, 2014, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $0.50 per share for the registrant's common stock, as quoted on the OTCQB was approximately $48,263,649 (calculated by excluding shares owned beneficially by directors, officers and 10% stockholders). As of December 29, 2014 there were 124,454,870 shares of the registrant's common stock outstanding.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	general economic conditions;
●	our ability to obtain future financing or funds when needed;
●	our ability to maintain sufficient regulatory net capital;
●	the ability of our broker-dealer operations to operate profitably in the face of intense competition from larger full-service and discount brokers;
●	a general decrease in financing and merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed;
●	increased competition from on line and business development portals;
●	technological changes;
●	our potential inability to implement our growth strategy through recruiting, acquisitions or joint ventures;
●	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
●	our continued ability to maintain and execute our business strategy.

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

Item 1. BUSINESS

General

National Holdings Corporation (“National,” “we,” “us,” “our,” or the “Company”), a Delaware corporation organized in 1996, operates through its wholly owned subsidiaries which principally provide financial services. Through our broker-dealer and investment advisory subsidiaries, we (1) offer full service retail brokerage to high net worth individual and institutional clients, (2) provide investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engage in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange listed stocks and (4) provide liquidity in the United States Treasury marketplace. Our Broker-Dealer Subsidiaries consist of National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). As a result of the Merger with Gilman in October 2013, the Company added Prime Capital Services, Inc. (“Prime”) to its portfolio of Broker Dealer Subsidiaries, however, in November 2013, National Securities and Prime received approval from the Financial Industry Regulatory Authority (“FINRA”) allowing for a mass transfer of Prime’s brokers and customer accounts to National Securities. This transfer which was completed on November 22, 2013, was done to reduce overhead and consolidate the administrative and regulatory structures of the two entities. Prime filed a Broker Dealer withdrawal in January 2014.The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, Boca Raton, Florida, and Seattle, Washington. Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC") and the Commodities and Futures Trading Commission, are members of FINRA, Securities Investor Protection Corporation and the National Futures Association.

Our brokers operate either as independent contractors or employees. An independent contractor registered representative who becomes an affiliate of a Broker-Dealer Subsidiary typically establishes his own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, computer and other equipment, market data, software and general office supplies. The independent contractor registered representative is entitled to retain a higher percentage of the commissions generated by his or her sales than a registered representative employee at a traditional employee-based brokerage firm. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for lower production registered representative. A registered representative employee is provided with office space, technology, regulatory support and administrative support in exchange for a lower retention percentage of his production.

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

Our wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation (“National Insurance”) and Prime Financial Services, a Delaware corporation (“Prime Financial”), which was acquired in the Gilman merger, provide fixed insurance products to their clients, including life insurance, disability insurance, long-term care insurance and fixed annuities.

Our wholly-owned subsidiary, Gilman, provides tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

The Company’s wholly-owned subsidiary, GC Capital Corporation, a Washington corporation, ("GC") which was acquired in the Gilman merger, provides licensed mortgage brokerage services in the State of Florida.

Clearing Relationships

The Broker-Dealer Subsidiaries have clearing arrangements with National Financial Services LLC (“NFS”), COR Clearing LLC, (“COR”), Industrial and Commercial Bank of China Financial Services, LLC (“ICBC”), Rosenthal Collins Group, LLC (“Rosenthal”), R.J. O’Brien & Associates, LLC (“RJO”), Gain Capital Group LLC (“GCG”) and Archer Daniels Midland Investor Services, Inc. (“ADM”).

Financial Information about Industry Segments

The Company realized approximately 81% of its total revenues in fiscal year 2014 from brokerage services, principal and agency transactions, and investment banking. During fiscal year 2014, brokerage services consisting of retail brokerage commissions represented 62% of total revenues, principal and agency transactions consisting of net dealer inventory gains represented 9% of total revenues, and investment banking, consisting of corporate finance commissions and fees, represented 10% of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Brokerage Services

The Broker-Dealer Subsidiaries are each registered as a broker-dealer with the SEC) and are licensed in all 50 states, the District of Columbia and Puerto Rico. The Broker-Dealer Subsidiaries are also members of the FINRA, the Securities Investor Protection Corporation (“SIPC”), the Municipal Securities Rulemaking Board (“MSRB”) and National Futures Association (“NFA”).

Investment executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to supervisory procedures and applicable rules and regulations. In addition, investment executives have direct access to research materials, management, traders, and all levels of support personnel.

The brokerage services provided by our investment executives include execution of purchases and sales of stocks, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2014, stocks and options represented approximately 34% of our business, bonds represented approximately 4% of our business, and mutual funds, annuities and insurance made up approximately 10% of our business. The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

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

Our Broker-Dealer Subsidiaries generally act as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which we do not make a market, and charge commissions based on the services we provide to our customers. In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. We may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. We believe our mark-ups, mark-downs and commissions are competitive based on the services we provide to our customers. In each instance the commission charges, mark-ups or mark-downs, are to be in compliance with guidelines established by FINRA. In order to increase revenues generated from these activities, we continuously seek to hire additional registered representatives and work with our current registered representatives to increase their productivity.

Our goal is to meet the needs of our investment executives and their clients. To foster individual service, flexibility and efficiency and to reduce fixed costs, historically most of our investment executives primarily served as independent contractors responsible for providing their own office facilities, sales assistants, telephone, Internet, computer and other equipment, software, market data, supplies and other items of overhead. However with the merger of Gilman, and the transfer of customers and registered representatives from Prime to National Securities, approximately one third of our total registered representative are now employees. As of September 30, 2014, we had a total of approximately 1,187 associates of which 352 were employees and 835 were independent contractors. Of these, approximately 836 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining our obligations for federal and state withholding, unemployment and social security taxes.

Payments to both our independent and employee registered representatives are based on commissions generated and represent a variable cost rather than a fixed cost of operating our business. Commission expense represents a significant majority of our total expenses. We work to control our fixed costs in order to achieve profitability based upon our expectation of market conditions and the related level of revenues. Where we historically required most of our registered representatives to absorb their own overhead and expenses, the Company now absorbs some of those expenses in exchange for the registered representatives taking a smaller retention on their commissions revenue.

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

Since we require a majority of our investment executives to absorb their own overhead and expenses, we pay a higher percentage of the net commissions and mark-ups generated by our investment executives, as compared to traditional investment executives in the brokerage industry. This arrangement also reduces fixed costs and lowers the risk of operational losses for lower or non-production. Our operations include execution of orders, processing of transactions, internal financial controls, supervision and compliance with regulatory and legal requirements.

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

Broker Dealer Trading

Our Broker Dealer subsidiaries buy and may maintain inventories in equity securities as a “market-maker” for sale of those securities to other dealers and to our customers. We may also maintain inventories in corporate, government and municipal debt securities for sale to customers. The level of our market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets. As of September 30, 2014, we made markets in approximately 6,000 micro and small-cap, NASDAQ and other exchange-listed and over the counter quoted stocks. We anticipate that we will continue market-making trading activity in the future, which may include securities of companies for which we managed or co-managed a public offering.

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

Investment Banking

We provide corporate finance and investment banking services, including underwriting the sale of securities to the public in both initial and follow-on offering and arranging for the private placement of securities with investors. Our corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. Corporate finance revenues are generated from capital raising transactions of equity and debt securities and fees for strategic advisory services.

Investment Advisory Services

NAM, through its Investment Advisor Representatives (“IAR’s”), offers advisory services as described in its Form ADV Part 2A brochure to clients in various programs. Additional programs offered through NAM are described in its wrap fee program brochure (a wrap program is an advisory program in which advisory fees and execution fees are bundled, and NAM receives a portion of the wrap fee). Wrap fee and other programs are managed in the same manner. Under such customized engagements, clients authorize NAM to purchase and sell securities on a discretionary or non-discretionary basis (depending on the Program) pursuant to investment objectives chosen by the client. The client’s IAR obtains the necessary financial data from the client, and assists in determining the appropriate program. The IAR provides ongoing investment advice and management that is tailored to the individual needs of the client through a review of the profile and objectives of the client. Depending on the program selected and the client’s profile and objectives, the types of securities that may be purchased or sold include mutual funds, ETFs (including inverse and leveraged ETFs), equities, options, fixed income securities, structured notes, interests in partnerships such as real estate, oil and gas, as well as management of variable annuity subaccounts. Clients generally may impose reasonable restrictions on investing in certain securities or groups of securities. If the client’s instructions are unreasonable or NAM believes the instructions are inappropriate for the client, we will notify the client that, unless the instructions are modified, we may terminate the client’s advisory agreement. NAM cannot accept instructions that prohibit or restrict the investment advisor of an open-end or closed-end mutual fund or exchange-traded fund, with respect to the purchase or sale of specific securities or types of securities within the mutual fund. Execution services are provided by an affiliated or unaffiliated broker-dealer.

NAM provides investment advisory services to private funds. The detailed terms, strategies, and risks applicable to investors in the private funds are described in the private fund’s organizational documents and offering memorandum. NAM does not recommend fund interests for client advisory accounts.

Institutional Services

A critical element of our business strategy is to identify institutional quality investments that offer above market returns. We support that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance. Hedge funds represent the fastest growing segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. We offer fund managers access to investment opportunities and independent research products. Additionally, we offer fund managers the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions as well as special execution services using volume weighted averages and average pricing for micro and small-cap stocks. We believe that our investment executives engaged in Institutional Services have a mutually beneficial relationship with our Investment Banking Division (“IBD”) as fund managers looking for investment opportunities fund IBD's corporate clients and our relationships with fund managers may create opportunities to increase the number and quality of IBD clients.

Administration, Operations, Securities Transactions Processing and Customer Accounts

The Broker-Dealer Subsidiaries do not hold any funds or securities for customers. Rather, they use the services of clearing agents on a fully-disclosed basis. These clearing agents process securities transactions and maintain customer accounts. In addition to transactions executed through our clearing agents, the Broker Dealer Subsidiaries also conduct direct business. Customer accounts are protected through SIPC for up to $500,000, of which coverage for cash balances is limited to $250,000. In addition to SIPC protection, NFS, our primary clearing agent, provides brokerage accounts additional “excess of SIPC” coverage from Lloyd’s of London, together with other insurers. The “excess of SIPC” coverage would only be used when SIPC coverage is exhausted. Like SIPC protection, “excess of SIPC” protection does not cover investment losses in customer accounts due to market fluctuations. It also does not cover other claims for losses incurred while the firms remain in business. Total aggregate “excess of SIPC” coverage available on all accounts held at National Financial Services is $1.0 billion. Within the “excess of SIPC” coverage, there is no per account dollar limit on coverage of securities, just a per account limit of $1.9 million on coverage of cash.

Tax Preparation and Accounting Services

We provide tax preparation services through our wholly-owned subsidiary, Gilman. Tax preparation business is conducted predominantly during the period from February through April of each year. During the 2013 tax year season, Gilman prepared approximately 20,000 United States income tax returns, state and local returns.

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

We also compete with other securities firms for successful sales representatives, securities traders and investment bankers. Competition for qualified employees and independent contractors in the financial services industry is intense. Our continued ability to compete effectively depends on our ability to attract new employees and independent contractors and to retain and motivate our existing employees and independent contractors. For a further discussion of risks facing the Company, please see “Risk Factors”.

In addition, our tax preparation business is also subject to extensive competition. We compete with national tax return preparers such as H&R Block, Jackson Hewitt, and Liberty Tax. The remainder of the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their business. To a much lesser extent, we compete with the on-line and software self-preparer market.

Government Regulation and Supervision

The securities industry, the Broker-Dealer Subsidiaries, and our investment adviser businesses are subject to extensive regulation by the SEC, FINRA, NFA, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. All of the Broker-Dealer Subsidiaries are registered broker-dealers with the SEC and members of FINRA. They are licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

In addition, as registered broker-dealers and members of FINRA, the Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid overstating of the broker-dealer's net capital.

Each of National Securities and vFinance Investments is subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. During 2014, pursuant to a directive form FINRA, National Securities changed from using the alternative method of computing net capital to the aggregate indebtedness method. At September 30, 2014, National Securities had net capital of $8,698,839 which was $6,682,242 in excess of its required net capital of $2,016,597. At September 30, 2014, vFinance Investments had net capital of $3,242,156 which was $2,242,156 in excess of its required net capital of $1,000,000. National Securities’ and vFinance Investments’ percentage of aggregate indebtedness to net capital was 347.7% and 73.2%, respectively. Each of National Securities and vFinance Investments claims exemption from the provisions of the Rule pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the FINRA Conduct Rules require the Broker-Dealer Subsidiaries to supervise the activities of its investment executives. As part of providing such supervision, these subsidiaries maintain written supervisory procedures. Compliance personnel and independent auditors conduct inspections of branch offices periodically to review compliance with the Company's procedures. A registered principal provides onsite supervision at most of the Broker-Dealer Subsidiaries’ larger offices. The smaller offices are supervised by registered principals off site. Designated principals review customer trades to ensure compliance with FINRA Conduct Rules.

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

IRS regulations require among other things, that all tax return preparers use a Preparer Tax Identification Number (“PTIN”) as their identifying number on federal tax returns filed after December 31, 2010; require all tax return preparers to be authorized to practice before the IRS as a prerequisite to obtaining or renewing a PTIN; causing all previous issued PTIN’s to expire on December 31, 2010 unless properly renewed; allowing the IRS to conduct tax compliance checks on tax return preparers; and defining the individuals who are considered “tax return preparers” for the PTIN applicants. The IRS also conducts background checks on PTIN applicants.

The Gramm-Leach-Bliley Act and related Federal Trade Commission (“FTC”) regulations require us to adopt and disclose customer privacy policies.

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

As our services through our subsidiaries are available over the Internet in multiple jurisdictions, and as we have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While the Broker-Dealer Subsidiaries are currently registered as broker-dealers in the jurisdictions described in this Annual Report, all of our subsidiaries are qualified to do business as corporations in only a few international jurisdictions. Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

Intellectual Property

We own the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R) and Gilman Ciocia(R).

Employees

As of September 30, 2014, the Company’s personal consisted of the following:

Position	Salaried	Independent
	Employees	Contractors	Total
Officers	14	-	14
Administration	182	185	367
Brokers	91	634	725
Traders	33	-	33
Investment Bankers	9	-	9
Advisors	1	13	14
Accountants and tax preparers	22	3	25
Totals	352	835	1,187

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

Seasonality and Backlog

Other than our tax preparation business, we are not subject to significant seasonal fluctuations, and there are no material backlogs in our business. Because most tax returns are filed during the period from February through April of each year, most revenues from our tax preparation and related services and products will be earned during this period.

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

Risks Related to Our Business

We may not be able to sustain profitability.

We reported net income of approximately $18.6 million in fiscal year 2014 as compared to a net income of approximately $1.6 million in fiscal year 2013. There is no assurance that we will continue to be profitable in the future. If we are unable to sustain profitability, we may need to curtail, suspend or terminate certain operations.

We may require additional financing.

In order for us to have the opportunity for future success and profitability, we periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.). There can be no assurance that we will be successful in any such pursuits. Accordingly, if we are unable to generate adequate cash from our operations, and if we are unable to find sources of funding, such an event would have an adverse impact on our liquidity

We are exposed to risks due to investment banking activities.

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

We depend on the continued services of our management team, particularly Robert B. Fagenson and Mark H. Goldwasser, as well as our ability to hire additional members of management, and to retain and motivate other officers and key employees. We may not be able to find an appropriate replacement for any or all of the aforementioned or any other executive officer if the need should arise. Due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel, could become subject to suspensions or other limitations on the scope of their services to the Company from time to time. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products.

Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.

Each of National Securities and vFinance Investments is subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. During 2014, pursuant to a directive form FINRA, National Securities changed from using the alternative method of computing net capital to the aggregate indebtedness method. At September 30, 2014, National Securities had net capital of $8,698,839 which was $6,682,242 in excess of its required net capital of $2,016,597. At September 30, 2014, vFinance Investments had net capital of $3,242,156 which was $2,242,156 in excess of its required net capital of $1,000,000. National Securities’ and vFinance Investments’ percentage of aggregate indebtedness to net capital was 347.7% and 73.2%, respectively. Each of National Securities and vFinance Investments claims exemption from the provisions of the Rule pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the Rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The Rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer. The Broker-Dealer Subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below the minimum requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if the Rule is changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain present levels of business, which could have a material adverse effect on our business.

Our business could be adversely affected by a breakdown in the financial markets.

As a securities broker-dealer, the business of each of the Broker-Dealer Subsidiaries is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues are likely to decline and our operations are likely to be adversely affected.

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

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the subprime residential mortgage market. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, our profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments. We act as a market maker in publicly traded shares of common stock. In market making transactions, we undertake the risk of price changes on the stock we hold in positions, or being unable to resell the shares of common stock we hold, or being unable to purchase the common stock we haves sold but not yet purchased. These risks are heightened by the illiquidity of many of the shares of common stock we trade and/or make a market. Any losses from our trading activities, including as a result of unauthorized trading by our employees, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of common stock held for trading purposes. During periods of declining volume and revenue, our profitability would be adversely affected. Declines in market values of shares of common stock and the failure of issuers and third parties to perform their obligations can result in illiquid markets.

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

We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, the Broker-Dealer Subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. In addition, because our interests in the Company’s subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.

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

The securities industry and our business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including FINRA, the MSRB and the NFA. The Broker-Dealer Subsidiaries are registered broker-dealers with the SEC and member firms of FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. Changes in laws or regulations or in governmental policies could cause us to change the way we conduct our business, which could adversely affect the Company.

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

The Broker-Dealer Subsidiaries are introducing brokerage firms, using third party clearing brokers to process our securities transactions and maintain customer accounts. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. We depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, we are exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are unilaterally terminated for any reason, we would be forced to find alternative clearing firms without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change. There can be no assurance that if there were a unilateral termination of a clearing agreement that we would be able to find an alternative clearing firm on acceptable terms to it or at all.

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

Many aspects of our business involve substantial risks of liability. There is a risk of litigation and arbitration within the securities industry, including class action suits seeking substantial damages. We are subject to actual and potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. We may be liable for the unauthorized acts of our retail brokers if we fail to adequately supervise their conduct. As an underwriter, we may be subject to substantial potential liability under federal and state laws and court decisions, including liability for material misstatements and omissions in securities offerings. We may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future. We carry “Errors and Omissions” insurance to protect against such legal actions, however, the policy is limited in items and amounts covered and there can be no assurance that it will cover a particular complaint. The adverse resolution of any legal proceeding involving us and/or our subsidiaries could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We face significant competition for registered representatives.

We are dependent upon a large number of both independent contractor and employee registered representatives for our retail brokerage business. We are exposed to the risk that a large group of registered representatives could decide to affiliate with another firm and that we will be unable to recruit suitable replacements. A loss of a large group of our registered representatives could have a material adverse impact on our ability to generate revenue in the retail brokerage business.

A change in the “independent contractor” status of registered representatives would adversely affect us.

Independent contractor registered representatives operate from their own offices and are responsible in large part for the costs and expenses involved in their operations. The enactment of any legislation that would affect the eligibility requirements for independent contractor status could have a significant effect on this business model and lead to additional costs and expenses, which could have a material adverse on our results of operations.

The precautions we take to prevent and detect employee and independent contractor misconduct may not be effective, and we could be exposed to unknown and unmanaged risks or losses.

We run the risk that employee and independent contractor misconduct could occur. Misconduct by employees and independent contractors could include:

●	employees and independent contractors binding us to transactions that exceed authorized limits or present unacceptable risks to us;

●	employees and independent contractors hiding unauthorized or unsuccessful activities from us; or

●	the improper use of confidential information.

These types of misconduct could result in unknown and unmanaged risks or losses to us including regulatory sanctions and serious harm to our reputation. The precautions we take to prevent and detect these activities may not be effective. If employee and independent contractor misconduct does occur, our business operations could be materially adversely affected.

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

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. We could experience system failures and degradations in the future. We cannot assure you that we will be able to prevent an extended and/or material system failure if any of the following events occur:

●	human error;

●	subsystem, component, or software failure;;

●	a power or telecommunications failure;

●	an earthquake, fire, or other natural disaster or act of God;

●	hacker attacks or other intentional acts of vandalism; or;

●	terrorist acts or war.

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

Our common stock is quoted on the OTCQB. Traditionally, the trading volume of the common stock has been limited. For example, for the 30 trading days ending on September 30, 2014, the average daily trading volume was approximately 136,345 shares per day. During such 30-day period the closing price of our common stock ranged from a high of $0.54 to a low of $0.48. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

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

As of September 30, 2014, our executive officers, directors and/or entities that these individuals are affiliated with, owned approximately 28% of our outstanding common stock, or approximately 27.2% on a fully-diluted basis. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions.

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

●

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and;

●

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and stockholders may find it more difficult to sell our securities.

Our board of directors can issue shares of "blank check" preferred stock without further action by our stockholders.

Our board of directors has the authority, without further action by our stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

●	dividend rights;

●	conversion rights;

●	voting rights, which may be greater or lesser than the voting rights of our common stock;

●	rights and terms of redemption;

●	liquidation preferences; and;

●	sinking fund terms.

At September 30, 2014, there are no shares of our preferred stock outstanding. The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company.

We do not expect to pay any dividends on our common stock in the foreseeable future.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. We expect to retain all future earnings, if any, for investment in our business.

Item 2. PROPERTIES

The Company owns no real property. Its corporate headquarters are in space leased by the Company in New York, New York and Boca Raton, Florida. Independent contractors individually lease the branch offices that are operated by those independent contractors. The Company also leases additional office space, all of which are shown in the table below.

Leases expire at various times through August 2021. The Company believes the rent at each of its locations is reasonable based on current market rates and conditions. We consider the facilities of our company and those of our subsidiaries to be reasonably insured and adequate for the foreseeable needs of the Company and its subsidiaries.

The following chart provides information related to these lease obligations as of September 30, 2014:

Address	Approximate Square Footage	Approximate Annual Base Lease Rental	Note	Lease Termination Date
410 Park Ave, 14th Floor New York, NY	11,885	$582,365		30-Oct-18
1001 Fourth Ave, Suite 3750 Seattle, WA	9,739	$338,436		30-Jun-17
1200 N. Federal Highway, Suite 400 Boca Raton, FL	11,510	$305,475		31-Aug-21
2875 NE 191st Street Suite 601 Aventura FL	5,208	$214,464		31-May-15
61Glen Cove Rd Greenvale NY	3,000	$176,148		18-May-15
11 Raymond Ave Suite 22/32 Poughkeepsie NY	6,436	$161,220		30-Jun-18
111 South Wacker Drive Chicago, IL	4,544	$136,320	(a)	30-Apr-17
35-30 Francis Lewis Blvd Flushing NY	4,600	$123,516		31-Jul-16
14802 N. Dale Mabry Blvd Suite 101 Tampa FL	5,000	$119,604		31-Dec-16
901 E. Las Olas Blvd Fort Lauderdale FL	3,911	$117,336		Three months notice
4000 Rt. 66, Suite 331 Tinton Falls, NJ	4,258	$107,450		30-Nov-15
2424 N. Federal Highway Suite 200 Boca Raton FL	6,075	$105,636		31-Dec-16
540 Gidney Ave Newburgh NY	2,500	$90,504		30-Jun-16
11 Raymond Ave Suite 34/36 Poughkeepsie NY	3,558	$89,136		31-Jan-15
500 Portion Rd Suite 306Lake Ronkonkoma NY	2,727	$82,728		1-Jan-15
3535 Military Trail Suite 103/202 Jupiter FL	5,760	$81,132		Six month notice
20 Squadron Blvd Suite 103 New City NY	2,042	$75,576		31-Aug-19
7370 College Parkway Ft Meyers FL	3,749	$69,648		30-Nov-16
1550 Third Ave Suite 103 New York NY	1,212	$62,988		30-Nov-17
5839 Main St Williamsville NY	3,159	$62,016		31-Dec-15
2800 Bruckner Blvd Suite 205 Bronx NY	2,500	$56,244		30-Jun-16
970 N. Congress Ave Suite200 Boynton Beach FL	2,702	$51,336		30-Jun-17
2619 Emmons Ave Brooklyn NY	1,500	$38,460		month to month
1501 W. Fairbanks Ave Winter Park FL	1,840	$36,000		Six months notice
5959 Central Ave Suite 100 St Petersburg FL	1,859	$32,172		30-Apr-17
5550 Merrick Rd Suite 300 Massapequa NY	1,575	$30,072		Six months notice
26750 US19, North Suite 110 Clearwater FL	1,400	$29,484		31-Dec-14
982 Main St Fishkill NY	1,500	$25,500		31-Dec-15
3301 Bonita Beach Rd Suite 107 Bonita Beach FL	1,740	$25,092		31-Aug-15
44 Stelton Rd Piscataway NJ	1,242	$23,160		31-Dec-15
10220 US Hwy 19 Port Richie FL	1,016	$21,732		30-Jun-15
3535 Military Trail Suite 201 Jupiter FL	1,544	$20,016		Six months notice
3265 Johnson Ave Suite 201 Riverdale NY	161	$19,680		31-Aug-15
131 Gaither Drive Mount Laurel, NJ	1,400	$19,600		Month to Month
2170 W. St. Rd. 434 Longwood, FL	940	$13,632		30-Sep-15

a) This lease is sublet to an unaffiliated entity

Item 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in arbitrations and administrative proceedings, lawsuits and claims, which are routine and incidental to our business, alleging specified damages of approximately $15,000,000 in aggregate. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, however, the ultimate outcome of these matters cannot be determined at this time. The amounts related to such matters that are reasonably estimable and which have been accrued at September 30, 2014 and 2013, are approximately $440,000 and approximately $322,000, respectively, and have been included in "Accounts Payable, Accrued Expenses and Other Liabilities" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $1,542,000 and $1,022,000 for fiscal years 2014 and 2013, respectively.

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

The following table sets forth the high and low closing sales prices for the common stock as reported on the OTCQB for the period from October 1, 2012 to September 30, 2014.

Period	High	Low

October 1, 2012/December 31, 2012	$0.36	$0.13
January 1, 2013/March 31, 2013	$0.36	$0.16
April 1, 2013/June 30, 2013	$0.30	$0.18
July 1, 2013/September 30, 2013	$0.40	$0.25

Period	High	Low

October 1, 2013/December 31, 2013	$0.59	$0.36
January 1, 2014/March 31, 2014	$0.58	$0.47
April 1, 2014/June 30, 2014	$0.58	$0.49
July 1, 2014/September 30, 2014	$0.59	$0.48

The closing price of the common stock on December 23, 2014, as quoted on the OTCQB, was $0.46 per share.

Stockholders

As of September 30, 2014, the Company had approximately 398 stockholders of record and estimates its total number of beneficial stockholders at approximately 663.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans (1) not approved by security holders	12,757,895	$0.63	1,542,394

(1) Consists of options and restricted stock units issued under the Company's 2013 Omnibus Incentive Plan

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

Each of the Broker-Dealer Subsidiaries is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the FINRA, the Municipal Securities Rulemaking Board (“MSRB”) and are members of the Securities Investor Protection Corporation (“SIPC”) and the National Futures Association (“NFA”). In addition, each of the Broker-Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico and the U.S. Virgin Islands. Gilman is also subject to regulation by, among others, the Internal Revenue Service.

Our wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM") is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed.

Gilman provides tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

As of September 30, 2014, we had approximately1,187 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our offices in New York City, New York, Tinton Falls, New Jersey, Boca Raton and Longwood, Florida, Boerne, Texas and Seattle, Washington, the Company has added approximately 26 Gilman corporate offices and with our approximately 126 other registered offices, most of which are operated by (and either leased or owned by) our independent contractors who must maintain all appropriate licenses and are responsible for all office overhead and expenses, our combined branch count is approximately 152.

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

Fiscal Year 2014 Highlights

Merger with Gilman

On October 15, 2013, we completed a merger with Gilman. Pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 20, 2013, by and among us, National Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Gilman, Merger Sub was merged with and into Gilman, with Gilman surviving the merger and becoming a wholly-owned subsidiary of us.

Pursuant to the Merger Agreement, the Company issued to the Gilman stockholders 0.235019 shares of its common stock for each outstanding share of Gilman common stock.

Growth Strategy

We continue to evaluate opportunities to grow our businesses, including potential acquisitions or mergers with other securities, investment banking and investment advisory firms, and by adding to our base of independent registered representatives organically. These acquisitions may involve payments of material amounts of cash, the incurrence of a significant amount of debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing stockholders and/or may increase our leverage. We cannot assure you that we will be able to consummate any such potential acquisitions at all or on terms acceptable to us or, if we do, that any acquired business will be profitable.

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

The Company’s critical accounting policies are as follows:

Revenue Recognition - Commission revenue represents commissions generated by the Company's financial advisors for their clients' purchases and sales of mutual funds, variable annuities, general securities and other financial products, most of which is paid to the advisors as commissions for initiating the transactions.

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. The Company recognizes front-end sales commission revenue and related clearing and other expenses on transactions introduced to its clearing brokers on a trade date basis. The Company also recognizes front-end sales commissions and related expenses on transactions initiated directly between the financial advisors and product sponsors upon receipt of notification from sponsors of the commission earned. Commission revenue also includes 12b-1 fees, and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned by the Company based on a percentage of the current market value of clients' investment holdings in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

Net dealer inventory gains, which are recorded on a trade-date basis, include realized and unrealized net gains and losses resulting from the Company's principal trading activities.

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

Investment banking revenues consist of underwriting revenues, advisory revenues and private placement fees. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Underwriting revenues are recorded at the time the underwriting is completed and the income is reasonably determined. Management estimates the Company's share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically within 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee.

Investment advisory fees are derived from account management and investment advisory services. These fees are determined based on a percentage of the customers assets under management, may be billed monthly or quarterly and are recognized when earned.

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

Transfer fees and fees for clearing services, which are recorded on a trade date basis, are principally charged to the broker on customer security transactions.

Tax preparation and accounting fees are recognized upon completion of the services.

Income Taxes - The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured, using enacted tax rates expected to apply in the years in which the differences are expected to be recovered or settled. A valuation allowance related to deferred tax assets is also recorded when it is more likely than not that some or all of the deferred tax asset may not be realized.

Stock-based Compensation -The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments including stock options and restricted stock units, based on the grant-date fair value of the award and measures the cost of independent contractor awards based on the vesting date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the award.

Results of Operations

Fiscal Year 2014 Compared with Fiscal Year 2013

The Company’s fiscal year 2014 resulted in an increase in revenues, and a commensurate increase in total expenses, as compared with fiscal year 2013. As a result, the Company reported net income before taxes of $7,822,000 for the fiscal year ended September 30, 2014 as compared to $1,625,000 for fiscal year end 2013. In addition, the Company recognized a deferred income tax benefit of $10,821,000 in fiscal year 2014 (resulting primarily from the recognition of the probable ability of the Company to make us of net operating loss carryovers in future tax years) compared to income tax expense of 60,000 in fiscal 2013. Net income reported for fiscal years 2014 and 2013 amounted to $18,643,000 and $1,565,000, respectively.

Revenues

	Fiscal Year		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions	$114,301,000	$78,168,000	$36,133,000	46%
Net dealer inventory gains	16,482,000	13,426,000	3,056,000	23%
Investment banking	19,035,000	14,002,000	5,033,000	36%
Investment advisory	14,161,000	9,508,000	4,653,000	49%
Interest and dividends	3,541,000	3,935,000	(394,000)	(10%)
Transfer fees and clearing services	8,676,000	7,740,000	936,000	12%
Tax preparation and accounting	7,811,000	-	7,811,000	-%
Other	285,000	804,000	(519,000)	(65%)
	$184,292,000	$127,583,000	$56,709,000	44%

Total revenues increased $56,709,000, or 44%, in fiscal year 2014 to $184,292,000 from $127,583,000 in fiscal year 2013. The increase in revenues is primarily due to the merger with Gilman in addition to favorable market conditions allowing for an increase in nearly all areas of our business.

●

Commissions revenues increased by $36,133,000, or 46%, to $114,301,000 from $78,168,000 during fiscal year 2014 when compared to the prior year, contributed to in part by the addition of Prime Capital Services registered representatives and significantly higher volumes of transactions made on behalf of our clients due to favorable market conditions;

●

Net dealer inventory gains, which includes profits on proprietary trading, market making activities, and customer mark-ups and mark-downs increased by $3,056,000, or 23%, to $16,482,000 from $13,426,000 during fiscal year 2014 when compared to fiscal 2013, primarily due to favorable trading conditions affecting our market making and bond trading activities in the year ended September 30, 2014, as compared to the prior year period;

●

Investment banking fees increased by $5,033,000, or 36%, to $19,035,000 from $14,002,000, during fiscal year 2014 when compared to the prior year. The Company completed more investment banking transactions and raised more capital for investment banking clients in fiscal year 2014 as compared to fiscal 2013;

●

Investment advisory fees, which primarily consists of fees charged to our clients in our asset based money management group, increased by $4,653,000, or 49%, to $14,161,000 from $9,508,000 during fiscal year 2014 when compared to the prior year. The increase is primarily due to the addition of Gilman’s registered investment advisory business, Asset and Financial Planning, which increased the total assets under management during the most recent year;

●

Interest and dividends which primarily consists of interest earned on customer margin account balances and dividend revenue, decreased by $394,000, or 10% to $3,541,000 from $3,935,000 during fiscal year 2014 when compared to the prior year. The decrease is due to lower customer margin account balances and lower customer free cash balances;

●

Transfer fees and clearing services revenue, which primarily consists of fees charged to our registered representatives to execute on their behalf, increased by $936,000, or 12%, to $8,676,000 from $7,740,000 during fiscal year 2014 when compared to the prior year. The increase is consistent with the higher number of transactions made on behalf of our clients during the most recent year as evidenced by higher commission revenue;

●

Tax preparation and accounting revenue, which primarily consists of fees charged to clients for the preparation of taxes and other general accounting services performed amounted to $7,811,000 during fiscal year 2014. The Company did not provide these service in 2013.

Operating expenses

	Fiscal Year		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions, compensation, and fees	$152,145,000	$109,563,000	$42,582,000	39%
Clearing fees	3,701,000	2,840,000	861,000	30%
Communications	4,772,000	4,494,000	278,000	6%
Occupancy	4,056,000	2,070,000	1,986,000	96%
Licenses and registration	1,620,000	1,483,000	137,000	9%
Professional fees	4,099,000	2,642,000	1,457,000	55%
Interest	33,000	248,000	(215,000)	(87%)
Depreciation and amortization	1,136,000	926,000	210,000	23%
Other administrative expenses	4,908,000	1,530,000	3,378,000	221%
	$176,470,000	$125,796,000	$50,674,000	40%

In comparison with the 44% increase in total revenues, total expenses increased 40%, or $50,674,000, to $176,470,000 for fiscal year 2014 compared to $125,796,000 in fiscal year 2013. The increase in total expenses is commensurate with the increase in revenues, and is primarily a result of the added fixed and variable costs associated with the Gilman merger.

●	Commission, compensation, and fees, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as salaries and wages paid to our employees, brokers, and support staff, increased by $42,582,000, or 39%, to $152,145,000 from $109,563,000 during fiscal year 2014 when compared to the prior year. The increase is commensurate with the increase in revenues brought about by the merger with Gilman, and the increase in revenues from the incremental increase in production by our existing brokers resulting from the favorable market conditions, driving higher commissions expense as well as an increase in payroll from the additional staff acquired in the merger with Gilman. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $243,000 and $349,000 for fiscal years 2014 and 2013, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with the Company's operating subsidiaries. Employee compensation also includes the amortization of the fair value of stock based compensation which amounted to $1,124,000 and $379,000 in fiscal years 2014 and 2013, respectively.

●

Clearing fees increased by $861,000 or 30% to $3,701,000 from $2,840,000 during fiscal year 2014 when compared to the prior year. The increase is commensurate with an increase in transaction volumes and clearance service revenues related to both the new transaction volumes associated with the Gilman merger and the increase in revenues from the favorable market conditions, offset by lower clearing costs as a result of our renegotiated clearing agreement with NFS which took effect in the third quarter of fiscal year 2014.

●	Communication expenses increased by $278,000 or 6%, to $4,772,000 from $4,494,000 during fiscal year 2014 when compared to the prior year. This increase is primarily due to the increase telecommunications needs associated with the business locations acquired in the Gilman merger.

●

Occupancy expenses increased by $1,986,000, or 96%, to $4,056,000 from $2,070,000 during fiscal year 2014 when compared to the prior year. This year, as a result of the Gilman merger, we acquired 27 new corporate offices located primarily in New York, New Jersey and Florida. These offices collectively cost the Company approximately $2,100,000 in annual base rent. This increase is offset by savings achieved through (i) relocating our principal executive office in New York City from Downtown to Midtown in order to take advantage of a more efficient floorplan and by reducing our footprint from 22,000 square feet to just under 12,000 square feet, and (ii) renegotiating our Boca Raton, Florida office lease to reduce our footprint by over 5,000 square feet and eliminating a sublet agreement and redesigning the remaining space to create efficiencies sufficient to accommodate the same employee headcount.

●

Licenses and registration costs increased by $137,000, or 9%, to $1,620,000 from $1,483,000 during fiscal year 2014 when compared to the prior year. This increase is primarily due to the increase in the number of registered representatives resulting from the Gilman merger.

●

Professional fees increased by $1,457,000, or 55% to $4,099,000 from $2,642,000 during fiscal year 2014 when compared to the prior year. The increase in professional fees is primarily a result of legal and consulting costs incurred in connection with the Gilman merger as well as several other transactions and events that the Company was involved in during fiscal year 2014 as compared to 2013.

●

Interest expense decreased by $215,000, or 87%, to $33,000 from $248,000 during fiscal year 2014 when compared to the prior year. The decrease is due to the Company’s Recapitalization in 2013 which allowed for the repayment of all outstanding debt.

●	Depreciation and amortization expense increase by $210,000, or 23%, to $1,136,000 from $926,000 during fiscal year 2014 when compared to the prior year. The increase is due to the amortization of the newly acquired intangibles resulting from the Gilman merger in 2014 offset by the decrease in amortization due to the intangibles associated with merger with vFinance in 2008 having been completely amortized in the third quarter of 2013.

●

Other administrative expenses which includes but is not limited to advertising, equipment leases, office supplies, dues and subscriptions and insurance increased by $3,378,000, or 221%, to $4,908,000 from $1,530,000 during fiscal year 2014 compared to 2013. This increase is due to the addition of office locations associated with the Gilman merger.

Loss on investment of unaffiliated entity

In December 2012, we fully reserved against our interest in an unaffiliated entity, an investment made by vFinance, Inc. in 2006. This resulted in a loss of investment in unaffiliated entity of $162,000. We did not incur such losses during fiscal year 2014.

Income tax (benefit) expense

The variations in the Company’s income tax (benefit) expense consists of the following:

●	During fiscal 2013, the Company primarily recognized as expense its federal obligations under the alternative minimum tax;
●

During fiscal 2014, the Company primarily recognized as benefit its net deferred tax assets because it believes that it was more likely than not that it would recognize such benefits, offset by expenses reflecting its federal obligations under the alternative minimum tax and its state obligations under ordinary income tax.

At September 30, 2013, the Company had a deferred tax asset arising substantially from the benefits of such net operating loss carryforwards and had recorded a valuation allowance for the full amount of this deferred tax asset, since it was more likely than not that the full amount of the deferred tax asset may not be realized.

In the fourth quarter of fiscal 2014, after utilization of the Company’s net operating loss carryforward to offset taxable income for 2014 and the corresponding reversal of a portion of the valuation allowance, the remaining valuation allowance of approximately $11,925,000, including $1,809,000 recorded in connection with the acquisition of Gilman, was reversed and recorded as a deferred tax benefit in the consolidated statement of operations. Management’s decision for such reversal was based on income from operations in 2014 as well as recent trends and expectations of future profitability. Based on such available evidence, management concluded that it is more likely than not that it’s deferred tax assets would be realized.

Net Income

The Company reported net income of $18,643,000 in fiscal year 2014 compared to net income of $1,565,000 in fiscal year 2013. The profit attributable to common stockholders in fiscal year 2014 was $18,643,000 or $0.15 per common share, as compared to a net profit attributable to common stockholders of $1,565,000, or $0.02 per common share in fiscal year 2013.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-based compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities. For fiscal years 2014 and 2013, EBITDA, as adjusted, was $10,358,000 and $4,002,000, respectively. This improvement of 6,356,000 during fiscal year 2014 when compared to 2013 resulted primarily from an increase in operating profitability.

The following table presents a reconciliation of net income as reported in accordance with generally accepted accounting principles, or GAAP, to EBITDA, as adjusted.

	Fiscal Year Ended
	2014	2013

Net income, as reported	$18,643,000	$1,565,000
Interest expense	33,000	248,000
Income taxes	(10,821,000)	60,000
Depreciation and amortization	1,136,000	926,000
EBITDA	8,991,000	2,799,000
Non-cash compensation expense	1,124,000	379,000
Forgivable loan amortization	243,000	349,000
Loss on investment in unaffiliated entity	-	162,000
Non-cash settlement costs	-	313,000
EBITDA, as adjusted	$10,358,000	$4,002,000	*

*revised from $4,103,000 due to a reclassification of certain taxes that should not have been included in Income taxes.

EBITDA, as adjusted for non-cash compensation expense, forgivable loan amortization, loss on investment in unaffiliated entity and loss on disposition of joint venture and non-cash settlement costs, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance		Average Balance
	September 30,		during fiscal
	2014	2013	2014	2013
Cash	$24,465,000	$19,985,000	$22,225,000	$13,959,000
Receivables from broker-dealers and clearing organizations	4,985,000	4,296,000	4,641,000	3,973,000
Securities owned – at fair value	1,061,000	467,000	764,000	582,000

Accounts payable, accrued expenses and other liabilities	19,290,000	13,576,000	16,667,000	12,623,000
Convertible notes payable excluding debt discount	-	-	-	3,400,000
Subordinated borrowings	-	-	-	500,000

At September 30, 2014 and 2013, 47% and 84%, respectively, of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

In addition, as registered broker-dealers and members of FINRA, the Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid overstating of the broker-dealer's net capital.

Each of National Securities and vFinance Investments is subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. During 2014, pursuant to a directive form FINRA, National Securities changed from using the alternative method of computing net capital to the aggregate indebtedness method. At September 30, 2014, National Securities had net capital of $8,698,839 which was $6,682,242 in excess of its required net capital of $2,016,597. At September 30, 2014, vFinance Investments had net capital of $3,242,156 which was $2,242,156 in excess of its required net capital of $1,000,000. National Securities’ and vFinance Investments’ percentage of aggregate indebtedness to net capital was 347.7% and 73.2%, respectively. Each of National Securities and vFinance Investments claims exemption from the provisions of the Rule pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

Advances, dividend payments and other equity withdrawals from the Broker-Dealer Subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During 2014 and 2013, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

Our primary sources of liquidity include the sale of our securities and other financing activities and our cash flow from operations. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least 2015. However, we may need to raise funds to enhance our working capital and for strategic purposes.

At September 30, 2014, National Holdings Corporation had no interest-bearing debt.

On October 15, 2013, we satisfied $5.4 million of certain of Gilman’s outstanding liabilities from cash on hand and from the net proceeds received from the sale of common stock in August 2013.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have amounted to $204,000 and $241,000 during fiscal years 2014 and 2013, respectively.

	Year ended September 30,
	2014	2013
Cash flows from operating activities
Net Income	$18,634,000	$1,565,000
Non-cash adjustments
Depreciation and amortization	1,136,000	922,000
Deferred tax benefit	(11,925,000)	-
Amortization of advances to registered representatives	243,000	349,000
Stock-based compensation	1,124,000	379,000
Other	134,000	179,000

Changes in operating assets and liabilities
Receivables from clearing organizations, broker-dealers and others	(1,435,000)	(1,722,000)
Accounts payable and accrued expenses and other liabilities	(554,000)	1,911,000
Other	1,073,000	(69,000)
Net cash provided by operating activities	8,430,000	3,514,000

Cash flows from investing activities
Cash acquired at acquisition	1,654,000	-
Purchase of fixed assets	(204,000)	(241,000)
Net cash provided by (used in) investing activities	1,450,000	(241,000)

Cash flows from financing activities
Proceeds from (Repayment) of subordinated borrowings, net	-	(1,000,000)
Repayment of certain liabilities of acquired entity	(5,400,000)	-
Repayment of notes and convertible notes payable	-	(1,800,000)
Proceeds from issuance of common stock	-	11,578,000
Net cash (used in) provided by financing activities	(5,400,000)	8,778,000

Net increase in cash	$4,480,000	$12,051,000

Year ended September 30, 2014

The increase in receivables from clearing organizations, broker-dealers and others at September 30, 2014 as compared to September 30, 2013 is primarily due to the higher revenues in September 2014 as compared to September 2013 revenues. These receivables are typically received within 30 days of the close of the month. Changes in securities owned (some of which are received as compensation from investment banking deals) are primarily due to a general increase in marketable securities held for trading purposes during fiscal year 2014.

Cash provided by investing activities during fiscal year 2014 amounted is primarily attributable to cash acquired at acquisition of Gilman, offset by recurring purchases of computer equipment.

Cash used in financing activities during fiscal year 2014 consists of our repayment of certain liabilities of Gilman

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

Operating cash flows from period to period

Our cash flows from operating activities increased to $8,430,000 from $3,514,000 for fiscal years 2014 and 2013, respectively. Such increase is primarily attributable to the following:

●	Greater revenues offset by related expenses, such as broker commission payable during the respective periods;

●	Aforementioned changes in assets and liabilities during the respective periods.

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

Recent Accounting Guidance Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires the netting of unrecognized tax benefits against a deferred tax asset for the loss or other carryforward that would apply in settlement of the uncertain tax positions. The new guidance will be effective for the Company beginning October 1, 2014. We believe that the new guidance will not have any material impact on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-08, which changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. ASU 2014-08, which is to be applied prospectively to all new disposals of components and new classifications as held for sale, will become effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods with early adaption allowed. We do not anticipate that the adoption of ASU 2014-08 will have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for us beginning October 1, 2017 and early adoption is not permitted. We are currently evaluating the potential impact of ASU 2014-09 on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for us beginning October 1, 2016 and early adoption is permitted. We do not anticipate that the adoption of ASU 2014-08 will have a material impact on our financial statements.

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

The following table shows the fair values of the Company's securities owned and securities sold, but not yet purchased as of September 30, 2014:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$256,000	$55,000
Municipal bonds	696,000
Restricted stock and warrants	109,000	-
Total	$1,061,000	$55,000

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a - 15(f) of the Exchange Act.

The Company's management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of September 30, 2014, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company's internal controls over financial reporting was effective as of September 30, 2014.

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

Internal Controls over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2014 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our current directors and executive officers and their ages, positions, the class and year in which our each of our director's term expires, biographies and outside directorships are set forth below. Also included for our directors is information regarding their specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve on our Board. Our executive officers are appointed by, and serve at the discretion of, our Board. This information is as of December 22, 2014:

Name	Age	Positions Held	Class and Year in Which Term Expires
Robert B. Fagenson (5)(7)	66	Executive Co-Chairman	Class I, 2017
Mark D. Klein (4)(5) (7)	52	Executive Co-Chairman and Chief Executive Officer	Class II, 2015
Mark Goldwasser (5)	55	President and Director	Class III, 2016
Richard Abbe (3)(6)	45	Director	Class III, 2016
James Ciocia	57	Director	Class I, 2017
Salvatore Giardina (1)(2)(3)	52	Director	Class III, 2016
William Lerner (2)(3)(4)(6)	74	Director	Class I 2017
Frank S. Plimpton (1)(2)(3)(6)	60	Director	Class II, 2015
Frederic B. Powers III (3)(6)	48	Director	Class II, 2015
Joshua Silverman (1)(6)	44	Director	Class I, 2017
Frederick Wasserman (1)(2)	60	Director	Class I, 2017
Alan B. Levin	51	Chief Financial Officer

________________________
(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Corporate Governance Committee
(4) Member of Nominating Committee

(5) Member of the Executive Committee

(6) Member of the Strategy Committee

(7)

 It is anticipated that Mr. Klein will resign as Executive Co-Chairman, Chief Executive Officer and a director of the Company immediately following the filing of this Annual Report. Pursuant to the Company’s Amended and Restated Bylaws, Mr. Fagenson will assume the position of Chief Executive Officer following Mr. Klein’s resignation.

Robert Fagenson has been a member of our Board since March 2012 and has served as Executive Co-Chairman since July 2012. Mr. Fagenson has spent the majority of his career at the New York Stock Exchange, where he was Managing Partner of one of largest specialist firms operating on the exchange trading floor. Having sold his firm and subsequently retired from that business in 2007, he has been CEO of Fagenson. & Co., Inc., a 50 year old broker dealer that engaged in institutional brokerage as well as investment banking and money management. On March 1, 2012, Fagenson. & Co., Inc. transferred its brokerage operation, accounts and personnel to National Securities Corporation and operates as a branch office of that firm. During his career as a member of the New York Stock Exchange beginning in 1973, he has served as a Governor on the trading floor and was elected to the NYSE Board of Directors in 1993, where he served for six years, eventually becoming Vice Chairman of the Board in 1998 and 1999. He returned to the Board in 2003 and served until the Board was reconstituted with only non-industry directors in 2004. Mr. Fagenson has served on the boards of a number of public companies and presently is the Non-Executive Chairman of Document Security Systems, Inc. (NYSE MKT - DMC) and a member of the Board of Cash Technologies Corp. He is also a Director of the National Organization of Investment Professionals (NOIP). In addition to his business related activities, Mr. Fagenson, serves as Vice President and a Director of New York Services for the Handicapped, Treasurer and Director of the Centurion Foundation, Director of the Federal Law Enforcement Officers Association Foundation, Treasurer and Director of the New York City Police Museum and as a Member of the Board of the Sports and Arts in Schools Foundation. He is a Member of the alumni boards of both the Whitman School of Business and the Athletic Department at Syracuse University. He also serves in a voluntary capacity on the boards and committees of many civic, social and community organizations. Mr. Fagenson received his B.S. degree in Transportation Sciences & Finance from Syracuse University in 1970. Our Board of Directors believes that Mr. Fagenson's extensive experience in serving on boards of directors and his leadership experience he gained by serving as Chief Executive Officer of Fagenson & Co., Inc., as well as his extensive knowledge of public company governance derived from his many years of service on the board of and as vice chairman of The New York Stock Exchange, qualifies him to serve on our Board of Directors.

Mark D. Klein has been a member of our Board of Directors since March 2012. Mr. Klein has served as Executive Co-Chairman since July 2012 and as Chief Executive Officer since January 2013. Mr. Klein has served as a member of the board of directors of GSV Capital Corp. since 2011. Mr. Klein also served as a director of New University Holdings Corp., a capital pool company listed on the TSX Venture Exchange, since its inception in 2010 through August 2011, when New University Holdings merged with ePals, Inc., the world’s largest K-12 learning network provider. In addition, from April 2010 until May 2011, Mr. Klein served as the Chief Executive Officer, President and a Director of 57th Street General Acquisition Corp, a special purpose acquisition company, until it completed a merger with Crumbs Bake Shop, Inc. Mr. Klein served as a Director of Crumbs from 2011 to 2014. Between 2007 and 2009, Mr. Klein served as the Chief Executive Officer, President and a Director of Alternative Asset Management Acquisition Corporation, a special purpose acquisition company he helped form in 2007, and which completed a merger with Great American Group LLC. Mr. Klein continues to serve on the Board of Directors of Great American Group. From 2007 until 2008, Mr. Klein served as the Chief Executive Officer of Hanover Group US LLC, an indirect US subsidiary of the Hanover Group. Prior to joining Hanover in 2007, Mr. Klein served as Chairman of Ladenburg Thalmann & Co. Inc. From March 2005 to September 2006, he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co. Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Prior to joining Ladenburg Thalmann, from June 2000 to March 2005, Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were the US subsidiaries of the National Bank of Greece. Mr. Klein has been a portfolio manager of the LTAM Titan Fund, a fund of funds hedge fund, since 2004. Mr. Klein is also a Managing Member and Majority Partner of M. Klein & Company, LLC, which owns the Klein Group, LLC, a registered broker dealer. Mr. Klein also maintains registration with the Klein Group, LLC as a registered representative and Principal. Mr. Klein is a graduate of the J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree, and also received a Bachelor’s of Business Administration Degree with high distinction from Emory University. Our Board of Directors has concluded that Mr. Klein’s extensive familiarity with the financial and investment banking industries and experience as a director of other publicly-traded companies provides our Board of Directors with valuable insight and perspective, and that therefore he is qualified to serve as a member of our Board of Directors.

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

Richard Abbe is the Co-founder, and is a Principal and Managing Partner of Iroquois Capital Management, LLC, the Registered Investment Advisor to Iroquois Capital LP and Iroquois Capital (offshore) Ltd. (collectively, "Iroquois Capital"). Mr. Abbe has served as Co-Chief Investment Officer of Iroquois Capital since inception in 2003. Previously, Mr. Abbe co-founded and served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to that, he was employed by Lehman Brothers and served as Senior Managing Director at Gruntal & Company, LLC, where he also served on the firm's Board of Directors. Mr. Abbe also previously served as Founding Partner at Hampshire Securities. Our Board of Directors believes that Mr. Abbe’s extensive knowledge of the capital markets and experience in matters involving corporate governance qualifies him to serve on our Board of Directors.

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

Joshua Silverman is the Co-founder, and is a Principal and Managing Partner of Iroquois Capital Management, LLC, the Registered Investment Advisor to Iroquois Capital LP and Iroquois Capital (Offshore) Ltd. (collectively, “Iroquois”). Mr. Silverman has served as Co-Chief Investment Officer of Iroquois since inception in 2003. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman received his B.A. from Lehigh University in 1992. Our Board of Directors believes that Mr. Silverman’s extensive experience investing in public and private companies and solving company inefficiencies as they relate to corporate structure, cash flow and management qualifies him to serve on our Board of Directors.

Frederick Wasserman has served as a member of our Board since October 2013. He served as a director of Gilman Ciocia, Inc. from September 2007 under October 2013. Since May 2008, Mr. Wasserman has served as the President of FGW Partners, LLC, which provides management and financial consulting services. From January 2007 until April 2008, Mr. Wasserman provided management and financial consulting services as a sole practitioner. From August 2005 until December 31, 2006, Mr. Wasserman served as the Chief Operating and Chief Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to his employment at Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of W. Goebel Porzellanfabrik GmbH & Co., an international manufacturer of collectibles, gifts and home decor. Mr. Wasserman held several positions, including Chief Financial Officer and President with Goebel of North America from 2001 to 2005. Mr. Wasserman is non-executive Chairman of the Board and audit committee member for DHL Holdings Corp. (formerly TeamStaff, Inc.), a provider of government logistics services. Mr. Wasserman is also a director and Chairman of the audit committee of MAM Software Group Inc., a provider of software products for the automobile aftermarket, director, Chairman of the compensation committee and audit committee member of Acme Communications, Inc., an owner and operator of television stations, and director, Chairman of the audit committee and compensation committee member of Breeze-Eastern Corporation, a manufacturer and distributor of cargo and rescue lifting equipment. Mr. Wasserman also serves as a member of the board of directors of SMTC Corporation, a global Electronics Manufacturing Services provider, based in Toronto, Canada, is the Chairman of their audit committee and serves on their compensation and nominating committees. Mr. Wasserman received a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1976. As the President of a management and financial consulting services firm, and former Chief Financial Officer, Chief Operating Officer and President of several public and private companies, Mr. Wasserman brings to our board a great deal of experience as an active member of a number of public company boards as well as a deep understanding of the financial and operational aspects of a business.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from certain reporting persons, all required Section 16(a) filings applicable to its directors, executive officers and greater-than-ten-percent beneficial owners were properly filed during the fiscal year ended September 30, 2014.

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

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board from those procedures set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders, filed with the SEC on July 1, 2104.

Audit Committee

The Audit Committee consists of Salvatore Giardina, Frank Plimpton, Joshua Silverman and Frederick Wassermann. Each committee member is financially literate and meets the current independence requirements for Audit Committee membership under both the rules of the SEC and The Nasdaq Stock Market. Under SEC rules, companies are required to disclose whether their audit committees have an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K under the Exchange Act. The Board of Directors has determined that Salvatore Giardina is a financial expert.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation paid by us to each of Mark D. Klein, Mark H. Goldwasser and Alan B. Levin (collectively the “Named Executive Officers”) during the fiscal years ended September 30, 2014 and 2013:

Name and Capacity	Year	Salary	Bonus	Equity Compensation(2)	Other Compensation(3)	Total Compensation
Mark D. Klein	2014	$200,000	$260,666	$303,996	$-	$764,662
Chief Executive Officer(1)	2013	$1	$-	$66,874	$-	$66,875
Mark H. Goldwasser	2014	$440,000	$372,500	$41,690	$29,838	$884,028
Chief Executive Office	2013	$414,201	$160,667	$14,961	$27,216	$617,045

Alan B. Levin	2014	$193,500	$60,000	$-	$15,762	$269,262
Chief Financial Officer	2013	$192,228	$36,005	$6,416	$13,140	$247,789

(1)

It is anticipated that Mr. Klein will resign as Executive Co-Chairman, Chief Executive Officer and a director of the Company immediately following the filing of this Annual Report. Pursuant to the Company’s Amended and Restated Bylaws, Robert Fagenson, Executive Co-Chairman of the Company, will assume the position of Chief Executive Officer following Mr. Klein’s resignation.

(2)	The amount shown in this column represents the grant date fair value of options awards as determined pursuant to ASC 718.
(3)	Represents perquisite payments for auto allowance, club memberships and certain insurance premiums as follows:

	Fiscal Year End
	2014	2013
Mark D. Klein
Auto Allowance	$-	$-
Club membership	-	-
Insurance Premiums	-	-
	$-	$-
Mark Goldwasser
Auto Allowance	$12,000	$12,000
Club membership	2,076	2,076
Insurance Premiums	15,762	13,140
	$29,838	$27,216
Alan B. Levin
Auto Allowance	$-	$-
Club membership	-	-
Insurance Premiums	15,762	13,140
	$15,762	$13,140

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Mark D. Klein

On June 7, 2013, National entered into a Co-Executive Chairman and Chief Executive Officer Compensation Plan (the "Klein Agreement") with Mark D. Klein, providing for the terms of his employment as Co-Executive Chairman and Chief Executive Officer for a period beginning January 25, 2013 and ending on September 30, 2015. Mr. Klein initially received a base salary $1.00 per annum. From and after September 30, 2013, Mr. Klein's base salary for the remainder of his term shall be as determined by the Compensation Committee (the "Compensation Committee") of our board of directors (with advice (as appropriate) from the board of directors of National), who shall review Mr. Klein's base salary no less frequently than each fiscal year. Mr. Klein will be eligible for an annual bonus for each fiscal year of the term as determined by the Compensation Committee. During the Term, Mr. Klein will serve as a member of the Executive Committee of National.

Mr. Klein received a grant of fully vested, nonforfeitable, nonqualified stock options to purchase 5,700,000 shares of our common stock, of which (i) options to purchase 1,900,000 shares of common stock have an exercise price of $0.50 per share; (ii) options to purchase 1,900,000 shares of common stock have an exercise price of $0.70 per share; and (iii) options to purchase 1,900,000 shares of common stock have an exercise price of $0.90 per share. The options expire on December 31, 2017.

On June 6, 2014, National entered into an amendment to the Klein Agreement pursuant to which , among other things, from June 6, 2014 to November 15, 2014, Mr. Klein agreed that the executive committee (the “Executive Committee”) of the board of directors of the Company will be comprised of Mark Klein, Robert Fagenson and Mark Goldwasser and Mr. Goldwasser’s service on the Executive Committee will automatically expire on November 15, 2014 or his earlier termination of his employment with National.

On September 23, 2014, National and Mr. Klein entered into a second amendment (the “Second Amendment”) to the Klein Agreement. Pursuant to the Second Amendment, among other things,

●	The term of Mr. Klein’s employment will expire at the close of business on December 31, 2014 instead of September 30, 2015 (the “Klein Term”).
●	During the remainder of the Klein Term, Mr. Klein agreed that the Executive Committee will be comprised of Mr. Klein, Robert B. Fagenson and Mark Goldwasser.
●

Mr. Klein’s employment under the Employment Agreement may only be terminated prior to its scheduled expiration as follows: (i) by the Company without cause, (ii) by the Company for cause, (iii) by the Company due to “disability”, (iv) by Mr. Klein for any or no reason, or (v) due to Mr. Klein’s death. In the event of any termination of Mr. Klein’s employment, including the expiration of the Klein Term on December 31, 2014, Mr. Klein will receive only the accrued and the rights regarding the sign on grant.

●

The option term of the fully vested, nonforfeitable, nonqualified stock options to purchase 5,700,000 shares of common stock of the Company granted to Mr. Klein on June 7, 2013 will expire on September 30, 2020 and the sign on grant will be exercisable at any time during the option term; provided, that the option term will expire on the three year anniversary of any termination of Mr. Klein’s employment that is (i) a termination by the Company for Cause, (ii) a termination by Mr. Klein for any or no reason, and (iii) a termination due to expiration of the Klein Term on December 31, 2014.

●

The definition of cause under the Employment Agreement was amended to provide only for the conviction of Mr. Klein or plea of guilty or nolo contendere in each case prior to December 31, 2014 to a felony or other crime involving moral turpitude carrying mandatory jail time of more than twelve (12) months.

●	The definition of good reason under the Employment Agreement was amended to provide that it shall have no operative effect under the Klein Agreement.
●	Mr. Klein will not be eligible for severance benefits.
●

Mr. Klein agreed not to stand for re-election as a member of the Board of Directors of the Company at its next annual meeting of shareholders; provided, however, that Mr. Klein agreed to resign as a director of the Company on the earlier of (i) March 31, 2015, or (ii) immediately prior to the date of the next annual meeting of shareholders.

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

It is anticipated that Mr. Klein will resign as Executive Co-Chairman, Chief Executive Officer and a director of the Company immediately following the filing of this Annual Report. Pursuant to the Company’s Amended and Restated Bylaws, Robert Fagenson, Executive Co-Chairman of the Company, will assume the position of Chief Executive Officer following Mr. Klein’s resignation.

Mark H. Goldwasser

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

Pursuant to the employment agreement, Mr. Goldwasser was granted non-qualified stock options to purchase 1,000,000 shares of our common stock at an exercise price of $1.64 per share, which was equal to the average of the 10-day closing market price of our common stock prior to the effective date of the employment agreement. As of September 30, 2012 all 1,000,000 shares of Mr. Goldwasser’s options have vested. The options expire June 30, 2015. On June 20, 2013 these options were modified to provide that (i) such options will expire upon the earlier to occur of June 20, 2016 and 18 months from the end of his employment; and (ii)(a) 30% of the options will have an exercise price of $0.30 per share; (b) 30% of the options will have an exercise price of $0.40 per share; (c) 20% of the options will have an exercise price of $0.50 per share; and (d) 20% of the options will have an exercise price of $0.60 per share.

On June 20, 2013, we and Mr. Goldwasser entered into an amendment (the “Goldwasser Amendment”) to Mr. Goldwasser’s employment agreement, dated as of July 1, 2008, as amended on November 23, 2009 and November 23, 2009. Pursuant to the Goldwasser Amendment, among other things: (i) Mr. Goldwasser’s base salary (1) for the fiscal year period ended September 30, 2013, shall be at the annual rate of $400,000 per annum; (2) for the fiscal year ended September 30, 2014, shall be at the annual rate of $440,000 per annum; and (3) for the fiscal year ended September 30, 2015, shall be at the annual rate of $460,000 per annum; (ii) the term of Mr. Goldwasser’s employment shall end on September 30, 2015; (iii) for fiscal year ending September 30, 2013 all other bonus plans shall be replaced by a quarterly bonus plan based on 9% of the positive adjusted EBITDA (as defined in the Employment Agreement) reported by us with a maximum of $40,000 earned in any quarter; (iv) all bonuses for fiscal years ending September 30, 2014 and September 30, 2015 shall be at the discretion of the board of directors of National; (v) Mr. Goldwasser will not be entitled to any Severance Amount (as defined in his employment agreement and Termination Year Bonus (as defined in his employment agreement); and (vi) if his employment agreement is not extended, Mr. Goldwasser shall be entitled to $400,000 payable pro rata over a twelve month period beginning October 1, 2015.

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

Robert B. Fagenson

On June 20, 2013, National entered into a Co-Executive Chairman Compensation Plan (the "Fagenson Agreement") with Robert B. Fagenson, providing for the terms of his employment as Co-Executive Chairman for a period beginning January 25, 2013 and ending on September 30, 2015 (the “Fagenson Term”). Mr. Fagenson is not a Named Executive Officer. Mr. Fagenson will initially receive a base salary $1.00 per annum. From and after September 30, 2013, Mr. Fagenson's base salary for the remainder of the Fagenson Term shall be as determined by the Compensation Committee of the board of directors of National (with advice (as appropriate) from the board of directors of National), who shall review Mr. Fagenson's base salary no less frequently than each fiscal year; provided however that his base salary for any year beginning October 1, 2013 shall not be less than $180,000 per year. During the fiscal year ended September 30, 2014, Mr. Fagenson’s base salary was $180,000 and he receive a bonus of $100,000. Mr. Fagenson will be eligible to an annual bonus for each fiscal year of the Term as determined by the Compensation Committee. During the Fagenson Term, Mr. Fagenson will serve as a member of the Executive Committee of National.

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

In the event of any termination of the Fagenson Agreement, Mr. Fagenson will be entitled to receive (i) any accrued but unpaid base salary through the date of termination; (ii) any unpaid or unreimbursed expenses incurred in accordance with National policy or the Fagenson Agreement, to the extent incurred on or prior to the date of termination; (iii) any benefits provided under National’s benefit plans upon termination of the Mr. Fagenson's employment, in accordance with the terms therein; (iv) any unpaid bonus in respect to any completed fiscal year that has ended on or prior to the date of termination; and (v) any rights to indemnification by virtue of Mr. Fagenson's position as an officer or director of National or its subsidiaries and the benefits under any directors’ and officers’ liability insurance policy maintained by National, in accordance with its terms thereof and the Fagenson Agreement. In the event of any Qualifying Termination (as defined in the Fagenson Agreement), Mr. Fagenson is also entitled to receive (1) a lump-sum cash payment of $360,000 less what has been paid in salary; provided that such amount increases by 50% of what is paid pursuant to the foregoing calculation if a Qualifying Termination occurs in connection with, contingent on, or within 12 months following, a Change in Control (as defined in the Fagenson Agreement); and (2) continuation of the health benefits for a period not to exceed 18 months.

On June 6, 2014, National entered into an amendment to the Fagenson Agreement pursuant to which, among other things, from June 6, 2014 to November 15, 2014, Mr. Fagenson agreed that the Executive Committee of the Company will be comprised of Mark Klein, Robert Fagenson and Mark Goldwasser and Mr. Goldwasser’s service on the Executive Committee will automatically expire on November 15, 2014 or his earlier termination of his employment with National. On November 19, 2014, the Board approved a second amendment (the “Fagenson Second Amendment”) to the Fagenson Agreement to be effective as of October 31, 2014. Pursuant to the Fagenson Second Amendment, among other things, Mr. Fagenson agreed that the only other members of the executive committee of the board of directors of the Company will be Mark D. Klein and/or Mark Goldwasser.

It is anticipated that Mr. Klein will resign as Executive Co-Chairman, Chief Executive Officer and a director of the Company immediately following the filing of this Annual Report. Pursuant to the Company’s Amended and Restated Bylaws, Robert Fagenson, Executive Co-Chairman of the Company, will assume the position of Chief Executive Officer following Mr. Klein’s resignation.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of September 30, 2014 for Mark D. Klein and Mark Goldwasser. As of September 30, 2014, there were no outstanding option awards for Alan Levin.

	Options Grant	Number of Securities Underlying Unexercised Options at Fiscal Year End		Option Exercise	Option Expiration
Name	Date	Exercisable	Unexercisable	Price	Date
Mark D. Klein	6/7/2013	1,900,000	-	$0.50	12/31/2017
Mark D. Klein	6/7/2013	1,900,000	-	$0.70	12/31/2017
Mark D. Klein	6/7/2013	1,900,000	-	$0.90	12/31/2017
Mark Goldwasser	7/1/2008	300,000	-	$0.30	6/20/2016
Mark Goldwasser	7/1/2008	300,000	-	$0.40	6/20/2016
Mark Goldwasser	7/1/2008	200,000	-	$0.50	6/20/2016
Mark Goldwasser	7/1/2008	200,000	-	$0.60	6/20/2016
Mark Goldwasser	6/20/2013 (1)	333,332	166,668	$0.50	6/30/2020
Mark Goldwasser	6/20/2013 (1)	333,332	166,668	$0.70	6/30/2020
Mark Goldwasser	6/20/2013 (1)	333,332	166,668	$0.90	6/30/2020

(1) One third of the option vested immediately, one-third of the option vested on June 20, 2014, and one-third of the option will vest on June 20, 2015.

Potential Termination and Change in Control Payments

Mark Goldwasser

If Mark Goldwasser’ Employment Agreement, as amended, is not extended beyond its current term, he shall be entitled to $400,000 payable pro rata over a twelve month period beginning October 1, 2015.

Alan B. Levin

Pursuant to the employment agreements governing the employment of Alan Levin, he would be entitled to compensation upon termination of their agreement by National without Cause, by the individuals for “Good Reason,” or as a result of non-renewal of the agreement by either party, or as a result of his disability or his death, or upon a change of control. According to the employment agreements: “Good Reason” means: (i) the assignment to the executive of any duties inconsistent in any material respect with the executive’s position; (ii) National’s material failure or refusal to perform any of the compensation obligations required to be performed in accordance with the agreement after a reasonable notice and an opportunity to cure same; (iii) a material diminution in title, duties, responsibilities, reporting relationship or positions; (iv) the relocation of the executive’s principal office location; (v) any decrease in salary or bonuses payable pursuant to the terms of the agreement without the executive’s written consent; and (vi) the cessation of his position for any reason without his written consent; Any one of these events shall not be deemed to constitute Good Reason if, within a 30-day notice period, the event or circumstance giving rise to Good Reason has been fully corrected by National.

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

Assuming if Mr. Levin is terminated by National without Cause, in the event of a Change in Control, by Mr. Levin for Good Reason or upon Mr. Levin’s death or disability, he would be entitle to receive (i) a severance payment equal to 50% of Mr. Levin’s prior year’s salary; (ii) all accrued obligations, and (iii) continued benefits for a period of 18 months including medical, hospitalization, dental and life insurance programs in which Mr. Levin, his spouse and dependents were participating immediately prior thereto. In the event of Mr. Levin’s termination due to Cause, without Good Reason or the non-renewal of Mr. Levin’s employment agreement, Mr. Levin would have been entitled only to all accrued obligations.

Director’s Compensation

Each director who receives less than $50,000 in compensation from the Company receives (i) a director’s fee of $24,000 per annum, (ii) $1,000 for each Board meeting such director attends in person, (iii) $500 for each Board meeting such director attends telephonically, (iv) $500 for each committee meeting such director attends in person (up to a maximum of 12 meetings), and (v) $250 for each committee meeting such director attends telephonically (up to a maximum of 12 meetings). The Chair of the Audit Committee receives an additional $6,000 per annum, and the Chairs of the Compensation Committee, the Corporate Governance Committee and the Nominating Committee each receive an additional $3,000 per annum. All Directors shall receive an annual options grant on the 15th day of January of each calendar year following completion of the 36th month of the Director’s term of 15,000 options at the closing market price (mid-point between the bid and asked recorded on the closing price quote on January 15th or the first business day thereafter if markets are closed on the 15th rounded up to the nearest nickel increment (.05). The above options initial and annual grants shall not apply to any management/consulting directors subject to any other management incentive compensation plan. National reimburses all directors for expenses incurred traveling to and from board of directors meetings. Pursuant to the Company’s severance policy for non-management directors, (i) if a director has served at least three years and resigns from the Board before the end of his then current term, he shall receive a payment of $30,000 for each full year of his unfinished term (he will not be entitled to this payment with respect to the year in which he resigns), and each such payment shall be made immediately following the Annual Meeting of Stockholders relating to the year in which he is not serving as a director, and (ii) all directors who have served at least two years, do not resign during their term, and are not renominated to the Board shall receive a payment of $30,000 to be paid immediately following the Annual Meeting of Stockholders at which he was not renominated. A director shall not be entitled to either of these payments if he leaves the Board by reason of death, disability or cause

The following table summarizes the compensation of our directors who received less than $50,000 in non-board related compensation from for the fiscal year ended September 30, 2014:

Name	Fees Paid	Options Awards	Total Compensation
Richard Abbe (1)	$4,000	$-	$4,000
James Ciocia	$-	$-	$-
Salvatore Giardina	$51,750	$3,000	$54,750
William Lerner	$56,370	$2,800	$59,170
Frank S. Plimpton	$46,120	$3,000	$49,120
Peter Zurkow	$46,915	$-	$46,915
Frederic B. Powers III	$44,000	$2,800	$46,800
Joshua Silverman (2)	$4,000	$-	$4,000
Leonard Sokolow (3)	$30,000	$-	$30,000
Frederick Wasserman	$20,500	$1,183	$21,683
Peter Zurkow (4)	$46,915	$2,500	$49,415

(1)     Mr. Abbe was appointed as a class III director of the Board on July 29, 2014.

(2)     Mr. Silverman was elected as a class I director of the Board at the 2014 Annual Meeting held on July 29, 2014.

(3)     Mr. Sokolow resigned as a class III director of the Board on July 29, 2014.

(4)     Mr. Zurkow did not stand for reelection as a class I director at the 2014 Annual Meeting of National and his term expired on July 29, 2014.

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 23, 2014, by:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Mark D. Klein (1)	10,839,855	8.4%
Robert Fagenson (2)	9,849,179	7.9%
Richard Abbe (3)	8,453,123	6.9%
Joshua Silverman (4)	8,286,455	6.9%
FMR LLC (5)	6,546,490	5.3%
Mark Goldwasser (6)	3,445,685	2.8%
Frederic B. Powers III (7)	1,666,667	1.4%
Frank Plimpton (8)	1,511,285	1.2%
James Ciocia	772,770	*
Frederick Wasserman (9)	121,842	*
Alan B. Levin	107,166	*
Salvatore Giardina (8)	60,000	*
William Lerner (8)	60,000	*
All executive officers and directors as a group (12 Persons)	36,887,572	28.0%

* Less than 1%

(1)

Consists of (i) 717,094 shares of our Common Stock held directly by Mr. Klein, (ii) 5,700,000 shares of our Common Stock issuable upon exercise of vested options, and (iii) 4,422,761 shares of our Common Stock held by a company controlled by Mr. Klein. Mr. Klein has sole voting and investment power over such shares.

(2)

Consists of (i) 1,000,000 shares of our Common Stock issuable upon exercise of options, (ii) 166,666 shares of our Common Stock held a Trust for the benefit of Toby Fagenson, of which Mr. Fagenson is the sole Trustee and has sole voting and investment power over such shares, (iii) 8,014,627 shares of our Common Stock held by Fagenson & Co., Inc., of which Mr. Fagenson is the Chairman and Chief Executive Officer and has sole voting and investment power over such shares and (iv) 667,668 shares of our Common Stock held by National Securities Growth Partners LLC, of which Robert B. Fagenson is the President and has sole voting and investment power.

(3)

Consists of (i) 8,286,455 shares of our Common Stock over which Iroquois Capital Management, LLC, Iroquois Mast Fund Ltd. and Messrs Silverman and Abbe have shared voting and investment power, and (ii) 166,668 shares of our Common Stock over which Mr. Abbe has sole voting and investment power. The principal business address for Iroquois Capital Management LLC. and Messrs. Silverman and Abbe is 641 Lexington Avenue, 26th Floor, New York, NY 10022.

(4)

Consists of shares of our Common Stock over which Iroquois Capital Management, LLC, Iroquois Mast Fund Ltd. and Messrs Silverman and Abbe have shared voting and investment power. The principal business address for Iroquois Capital Management LLC. and Messrs. Silverman and Abbe is 641 Lexington Avenue, 26th Floor, New York, NY 10022

(5)	Information is based on a Schedule 13G filed by FMR LLC and Edward C. Johnson on February 14, 2014. According to the Schedule 13G, Pyramis Global Advisors Trust Company (“PGATC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 6,546,490 shares of our Common Stock as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 6,546,490 shares and sole power to vote or to direct the voting of 6,546,490 shares of our Common Stock owned by the institutional accounts managed by PGATC. The principal business address of FMR LLC and Edward C. Johnson is 245 Summer Street, Boston, Massachusetts 02210.

(6)

Consists of (i) 1,180,938 shares of our Common Stock issued on the conversion of 14,762 shares of Series A preferred stock in December 2011, (ii) 236,944 shares our Common Stock held directly by Mr. Goldwasser, (iii) 7,375 shares of our Common Stock held in a individual retirement account for the benefit of Mr. Goldwasser, (iv) 7,375 shares of our Common Stock held in an individual retirement account for the benefit of Mr. Goldwasser’s wife, (v) 13,050, shares of our Common Stock held in trusts for the benefit of Mr. Goldwasser’s children, of which Mr. Goldwasser is the sole Trustee and (vi) 2,000,000 shares of our Common Stock issuable upon exercise of vested stock options.

(7)

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

(8)	Includes 60,000 shares of our Common Stock issuable upon exercise of vested options.

(9)	Includes 20,000 shares of our Common Stock issuable upon exercise of vested options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, approval, or notification of transactions with related persons

The board of directors reviews and votes on transactions, arrangements and relationships between us and any of our directors, director nominees, executive officers, beneficial owners of more than 5% of our Common Stock and their respective immediate family members where the amount involved in the transaction exceeds or is expected to exceed $120,000 in a fiscal year (such transaction, arrangement or relationship, the “Related Transaction”). The director who has a material interest in the related transaction must recuse himself from our board of directors vote on such matter. A majority vote of the remaining board of directors members is required for approval of the related transaction. Before such vote, our board of directors members who are independent of the related transaction review, among other things, the following factors:

●	the related person’s interest in the transaction;

●	the approximate dollar value of the amount involved;

●	the terms of the transaction;

●	the benefits to us;

●	the benefits to our stockholders;

●	the availability of other sources for comparable products, services, or financial benefits; and

●	whether the transaction is on terms that are no less favorable to us than terms that could have been reached with an unaffiliated third-party under the same or similar circumstances

Certain Relationships and Related Transactions

Mr. Fagenson is a party to an Independent Contractor Agreement, dated February 27, 2012, with the National Securities Corporation, our wholly-owned subsidiary, whereby in exchange for establishing and maintaining a branch office of National Securities Corporation in New York, New York (the “Branch”), Mr. Fagenson receives 50% of any net income accrued at the Branch, which amounted to date has been immaterial and his daughter, Stephanie Fagenson, is receiving an annual salary of $72,000.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective January 1, 2013, Sherb & Co., LLP (“Sherb”) combined its practice with RBSM LLP ("RBSM"). As a result of the combination and upon notice by Sherb to us, on January 29, 2013 Sherb was dismissed as the Company's independent registered public accounting firm and RBSM was engaged as the Company's independent registered public accounting firm.

The audit reports of Sherb on the consolidated financial statements of the Company as of September 30, 2012 and 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of Sherb on the consolidated financial statements of the Company for the years ended September 30, 2012 and 2011 contained an explanatory paragraph disclosing the uncertainty regarding the Company's ability to continue as a going concern

 During the Company’s two fiscal years ended September 30, 2012 and 2011 and through February 4, 2013, there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Sherb on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to Sherb’s satisfaction, would have caused Sherb to make reference to the matter in connection with its report on the Company’s consolidated financial statements for the relevant years. Additionally, during the Company’s two fiscal years ended September 30, 2012 and 2011, there were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

During the two years ended September 30, 2012 and 2011 and through February 4, 2013, neither the Company, nor anyone on its behalf, consulted with RBSM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or a reportable event

On June 23, 2014, National, as approved by its Audit Committee of the Board and ratified by the Company’s Board of Directors, dismissed RBSM as the Company’s independent registered public accounting firm.

The audit reports of RBSM on the consolidated financial statements of the Company as of September 30, 2013 and 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended September 30, 2013 and 2012 and through June 25, 2014, there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to RBSM’s satisfaction, would have caused RBSM to make reference to the matter in connection with its report on the Company’s consolidated financial statements for the relevant years. Additionally, during the Company’s two most recent fiscal years and through June 25, 2014, there have been no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

Additionally, on June 23, 2014, the Audit Committee, after a thorough and competitive process to review the appointment of the Company’s independent registered public accounting firm for the year ending September 30, 2014, authorized management to engage EisnerAmper LLP (“Eisner”) as the Company’s independent registered accounting firm for the year ending September 30, 2014. During the Company’s two most recent fiscal years ended September 30, 2013 and 2012 and through the date of this Current Report on Form 8-K, neither the Company, nor anyone on its behalf, consulted with Eisner regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Eisner concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or a reportable event.

Audit Fees. Fees for services performed by Eisner during fiscal year 2014 relating to the audit of our consolidated annual financial statements were approximately $219,000 and the review of our consolidated quarterly financial statement included in our Form 10-Q for the quarterly period ended June 30, 2014 were approximately $22,000. Fees for services performed by RBSM during fiscal year 2014 relating to the review of our consolidated quarterly financial statements included in our Forms 10-Q for the quarterly periods ended December 31, 2013 and March 31, 2014 were approximately $30,000. Fees for services performed by RBSM during fiscal year 2013 relating to the audit of our consolidated annual financial statements and the review of our consolidated quarterly financial statements included in our Forms 10-Q were approximately $212,000.

Audit-Related Fees. “Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. There were no such fees paid in fiscal years 2014 or 2013.

Tax Fees. The fees in fiscal years 2014 and 2013 for tax compliance, tax advice or tax planning amounted to $14,000 and $78,000, respectively. Tax services in fiscal year 2014 were provided by Eisner and tax services in fiscal year 2013 were provided by RBSM.

All Other Fees. Fees paid to Eisner in 2014 for acquisition-related matters amounted to $30,000.

Pre-Approval Policies. Pursuant to the rules and regulations of the SEC, before the Company’s independent public accountant is engaged to render audit or non-audit services, the engagement must be approved by the Company’s audit committee or entered into pursuant to the committee’s pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of the Audit Committee. No representatives of RBSM are expected to attend the Annual Meeting, so stockholders will not have any opportunity to ask Sherb questions at the meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following financial statements are included in Part II, Item 8:

1. Financial Statements

Reports of Independent Registered Accounting Firms

Consolidated Financial Statements

Statements of Financial Condition, September 30, 2014 and September 30, 2013

Statements of Operations for the Years ended September 30, 2014 and September 30, 2013

Statement of Changes in Stockholders' Deficit for the Years ended September 30, 2014 and September 30, 2013

Statements of Cash Flows for the Years ended September 30, 2014 and September 30, 2013

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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 29, 2014	By:	/s/Mark D. Klein
Mark D. Klein
Chief Executive Officer

Date: December 29, 2014	By:	/s/Alan B. Levin
Alan B. Levin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2014	By:	/s/ Robert B. Fagenson
Robert Fagenson,
Co-Executive Chairman of the Board

Date: December 29, 2014	By:	/s/ Mark D. Klein
Mark D. Klein, Chief Executive Officer and Co-Executive Chairman of the Board

Date: December 29, 2014	By:	/s/ Mark Goldwasser
Mark Goldwasser, President and Director

Date: December 29, 2014	By:	/s/ Richard Abbe
Richard Abbe, Director

Date: December 29, 2014	By:	/s/ James Ciocia
James Ciocia, Director

Date: December 29, 2014	By:	/s/ Salvatore Giardina
Salvatore Giardina, Director

Date: December 29, 2014	By:	/s/ William Lerner
William Lerner, Director

Date: December 29, 2014	By:	/s/ Frank S. Plimpton
Frank S. Plimpton, Director

Date: December 29, 2014	By:	/s/ Frederic B. Powers III
Frederic B. Powers III, Director

Date: December 29, 2014	By:	/s/ Joshua Silverman
Joshua Silverman, Director

Date: December 29, 2014	By:	/s/ Frederick Wasserman
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

3.9

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

3.11	Certificate of Amendment to the Company's Certificate of Incorporation.

3.12

Certification of Designation, Preferences and Rights of Series E Preferred Stock ((incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2012; File No. 001-12629).

3.13	The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-K filed on February 13, 2002; File No. 001-12629).

3.14	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2014, File No. 001-12629)

4.1	Form of Warrant, dated July 12, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

4.2	Form of Warrant, dated September 29, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2010; File No. 001-12629).

10.1	Office lease, Seattle, Washington (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on December 21, 1999; File No. 001-12629).

10.2*	2006 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on January 26, 2006; File No. 001-12629).

10.3*	2008 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on January 24, 2008; File No. 001-12629).

10.4*	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).

10.5*

Co-Executive Chairman and Chief Executive Officer Compensation Plan, dated June 7, 2013, between National Holdings Corporation and Mark D. Klein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2013; File No. 001-12629).

10.6*

Amendment to Co-Executive Chairman and Chief Executive Officer Compensation Plan, dated June 6, 2014, between National Holdings Corporation and Mark D. Klein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2014; File No. 001-12629).

10.7*

Second Amendment to Co-Executive Chairman and Chief Executive Officer Compensation Plan, dated September 23, 2014, between National Holdings Corporation and Mark D. Klein (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014; File No. 001-12629) .

10.8*

Release, dated September 23, 2014, between National Holdings Corporation and Mark D. Klein (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014; File No. 001-12629)

10.9*

Nonqualified Stock Option and Dividend Equivalent Agreement, dated as of July 29, 2013, between National Holdings Corporation and Mark D. Klein (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014; File No. 001-12629).

10.10*

Co-Executive Chairman Compensation Plan, dated June 20, 2013, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2013; File No. 001-12629).

10.11*

Amendment to Co-Executive Chairman Compensation Plan, dated June 6, 2014, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2014; File No. 001-12629).

10.12*

Second Amendment to Co-Executive Chairman Compensation Plan, effective October 31, 2014, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2014; File No. 001-12629)

10.13*	Nonqualified Stock Option and Dividend Equivalent Agreement, dated as of July 28, 2013, between National Holdings Corporation and Robert B. Fagenson.

10.14*

Employment Agreement, dated as of July 1, 2008, by and between the Company and Mark Goldwasser, (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on July 2, 2008; File No. 001-12629).

10.15*

Amendment No. 1 to Employment Agreement, dated as of November 23, 2009, by and between the Company and Mark Goldwasser (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 29, 2009; File No. 001-12629).

10.16*

Letter Agreement, dated as of November 23, 2009, by and between the Company and Mark Goldwasser (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 29, 2009; File No. 001-12629).

10.17*

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

10.19	Nonqualified Stock Option and Dividend Equivalent Agreement, dated as of June 20, 2013, between National Holdings Corporation and Mark Goldwasser.

10.20*

Employment Agreement, dated as of July 1, 2008, by and between the Company and Alan B. Levin (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed on July 2, 2008; File No. 001-12629).

10.21

Securities Purchase Agreement, dated as of July 12, 2010 by and between National Holdings Corporation and the investors signatory thereto (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on July 14, 2013; File No. 001-12629).

10.22

Registration Rights Agreement, dated as of July 12, 2010 by and between National Holdings Corporation and the investors signatory thereto (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on July 14, 2013; File No. 001-12629).

10.23

OPN Joint Venture Limited Liability Company Operating Agreement, by and between National Holdings Corporation and Opus Point Partners, LLC, effective as of January 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24; File No. 001-12629).

10.24

Interim Funding and Services Agreement, by and among National Securities Corporation, National Holdings Corporation and OPN Holdings, LLC, effective January 14, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 24; File No. 001-12629).

10.25

Placement Agency Agreement, dated as of December 6, 2011, by and between OPN Capital Markets and TG Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2012; File No. 001-12629).

10.26

Transfer of Ownership of OPN Holdings, LLC Joint Venture, dated as of April 4, 2013, by and between Michael S. Weiss and Opus Point Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2013).

10.27

Securities Purchase Agreement, dated as of January 24, 2013, by and among National Holdings Corporation and the purchasers signatory thereto previously (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.28

Registration Rights Agreement, dated as of January 24, 2013, by and among national Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.29

Conversion and Exchange Agreement, dated as of January 24, 2013, by and among National Holdings Corporation and the holders of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.30

Conversion and Exchange Agreement, dated as of January 24, 2013, by and between National Holdings Corporation and National Securities Growth Partners LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.31

Warrant Exchange Agreement, dated as of January 24, 2013, by and between National Holdings Corporation and the holders of warrants signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.32

Form of Voting and Support Agreement entered into as of June 20, 2013, among the Company, National Acquisition Corp. and certain stockholders of Gilman Ciocia, Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on June 21, 2013; File No. 001-12629).

10.33

Securities Purchase Agreement, dated as of August 28, 2013, by and among National Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 30, 2013; File No. 001-12629).

10.34

Registration Rights Agreement, dated as of August 28, 2013, by and among national Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on August 30, 2013; File No. 001-12629).

10.35

Investors Settlement Agreement, dated as of June 6, 2014, by and among National Holdings Corporation and the entities and individuals listed on the signature page therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014; File No. 001-12629).

14.	The Code of Ethics filed as Exhibit 14 to Form 10-K in December 2003 and hereby incorporated by reference.

21.	Subsidiaries of Registrant.

23.1	Consent of RBSM, LLP.

23.2	Consent of EisnerAmper LLP .

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Compensatory agreements

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

National Holdings Corporation

We have audited the accompanying consolidated statement of financial condition of National Holdings Corporation and subsidiaries (the “Company”) as of September 30, 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and subsidiaries as of September 30, 2014, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

December 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Holdings Corporation

We have audited the accompanying consolidated statement of financial condition of National Holdings Corporation and Subsidiaries (the "Company") as of September 30, 2013, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year ended September 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and Subsidiaries as of September 30, 2013, and the results of its operations and its cash flows for the year ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, NY

December 27, 2013

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2014	2013
ASSETS
Cash	$24,465,000	$19,985,000
Restricted Cash	92,000	92,000
Cash deposits with clearing organizations	1,005,000	1,107,000
Securities owned at fair value	1,061,000	467,000
Receivables from broker dealers and clearing organizations	4,985,000	4,296,000
Forgivable loans receivable	662,000	436,000
Other receivables, net	3,998,000	1,424,000
Prepaid expenses	932,000	764,000
Fixed assets, net	752,000	447,000
Intangible assets, net	7,595,000	-
Goodwill	6,531,000	-
Deferred tax asset, net	11,925,000	-
Other assets, principally refundable deposits	790,000	493,000
Total Assets	$64,793,000	$29,511,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued commissions and payroll payable	$13,520,000	$9,332,000
Accounts payable and other accrued expenses	5,636,000	4,108,000
Securities sold, not yet purchased at fair value	55,000	15,000
Deferred clearing credit	971,000	138,000
Other	79,000	121,000
Total Liabilities	20,261,000	13,714,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding
Common stock $0.02 par value, 150,000,000 shares authorized; 124,454,783 issued and outstanding at September 30, 2014 and 100,580,203 shares issued and outstanding at September 30, 2013	2,490,000	2,012,000
Additional paid-in-capital	77,596,000	67,982,000
Accumulated deficit	(35,569,000)	(54,212,000)

Total National Holdings Corporation Stockholders’ Equity	44,517,000	15,782,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	44,532,000	15,797,000

Total Liabilities and Stockholders’ Equity	$64,793,000	$29,511,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2014	2013

Revenues
Commissions	$114,301,000	$78,168,000
Net dealer inventory gains	16,482,000	13,426,000
Investment banking	19,035,000	14,002,000
Investment advisory	14,161,000	9,508,000
Interest and dividends	3,541,000	3,935,000
Transfer fees and clearing services	8,676,000	7,740,000
Tax preparation and accounting	7,811,000	-
Other	285,000	804,000
Total Revenues	184,292,000	127,583,000

Operating Expenses
Commissions, compensation and fees	152,145,000	109,563,000
Clearing fees	3,701,000	2,840,000
Communications	4,772,000	4,494,000
Occupancy	4,056,000	2,070,000
Licenses and registration	1,620,000	1,483,000
Professional fees	4,099,000	2,642,000
Interest	33,000	248,000
Depreciation and amortization	1,136,000	926,000
Other administrative expenses	4,908,000	1,530,000
Total Operating Expenses	176,470,000	125,796,000
Income from Operations	7,822,000	1,787,000

Other Expense
Loss on investment in unaffiliated entity	-	(162,000)
Total Other expense	-	(162,000)
Income before income taxes	$7,822,000	$1,625,000

Income tax (benefit) expense (Note 13)	(10,821,000)	60,000
Net Income	18,643,000	1,562,000

Net loss attributable to non-controlling interest	-	3,000
NET INCOME ATTRIBUTABLE TO NATIONAL HOLDINGS CORPORATION	$18,643,000	$1,565,000
Net income per share of common stock attributable to National Holdings Corporation - Basic	$0.15	$0.02
Net income per share of common stock attributable to National Holdings Corporation - Diluted	$0.15	$0.02

Weighted average number of shares outstanding - Basic	123,026,480	70,651,415
Weighted average number of shares outstanding - Diluted	123,888,863	74,887,749

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2014 and 2013

	Preferred Stock C		Preferred Stock D		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders' Equity
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Interest	(Deficit)
BALANCE, October 1, 2012	34,169	$2,551,000	60,000	$3,605,000	26,555,572	$531,000	$46,184,000	(55,780,000)	18,000	(2,891,000)

Issuance of shares of common stock pursuant to the conversion of Series C Preferred Stock	(34,169)	(2,551,000)	-	-	3,416,691	68,000	2,483,000	-	-	-

Issuance of shares of common stock pursuant to the conversion of Series D Preferred Stock	-	-	(60,000)	3,605,000	6,000,000	120,000	3,485,000	-	-	-

Issuance of shares of common stock pursuant to the conversion of Series E Subordinated Note	-	-	-	-	10,000,000	200,000	4,800,000	-	-	5,000,000

Issuance of shares of common stock pursuant to the conversion of certain outstanding Warrants	-	-	-	-	12,951,195	259,000	(259,000)	-	-	-

Issuance of shares of common stock pursuant to Private Placement	-	-	-	-	40,034,928	801,000	10,777,000	-	-	11,578,000

Issuance of shares of common stock and related stock-based compensation for restricted stock units	-	-	-	-	621,817	13,000	227,000	-	-	240,000

Issuance of shares of common stock to satisfy certain liabilities	-	-	-	-	1,000,000	20,000	293,000	-	-	313,000

Accrue for distribution of remaining equity to non-controlling equity holder	-	-	-	-	-	-	(147,000)	-	-	(147,000)

Stock-based compensation - stock options	-	-	-	-	-	-	139,000	-	-	139,000

Net income	-	-	-	-	-	-	-	1,568,000	(3,000)	1,565,000

BALANCE, September 30, 2013	-	-	-	-	100,580,203	2,012,000	67,982,000	(54,212,000)	15,000	15,797,000

Issuance of shares of common stock pursuant to the acquisition of Gilman & Ciocia, Inc.	-	-	-	-	22,666,685	453,000	8,387,000	-	-	8,840,000

Stock – based compensation stock options	-	-	-	-	-	-	871,000	-	-	871,000

Issuance of shares of common stock and related stock-based compensation for restricted stock units	-	-	-	-	577,895	12,000	241,000	-	-	253,000

Other (Note 17)	-	-	-	-	630,000	13,000	115,000	-	-	128,000

Net income	-	-	-	-	-	-	-	18,643,000	-	18,643,000

BALANCE, September 30, 2014	-	$-	-	$-	124,454,783	$2,490,000	$77,596,000	(35,569,000)	$15,000	$44,532,000

  The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$18,643,000	$1,565,000

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,136,000	922,000
Amortization of forgivable loans	243,000	349,000
Stock-based compensation	1,124,000	379,000
Loss on investment in unaffiliated entity	-	162,000
Provision for doubtful accounts	323,000	(96,000)
Deferred tax benefit	(11,925,000)	-
Amortization of deferred clearing credit	134,000	113,000

Changes in assets and liabilities, net of effects of acquisition
Restricted cash	-	(92,000)
Deposits with clearing organizations	374,000	-
Receivables from broker-dealers, clearing organizations and others	(1,435,000)	(1,722,000)
Securities owned, at fair value	(594,000)	285,000
Prepaid expenses	391,000	-
Other assets	(169,000)	(276,000)
Accounts payable, accrued expenses and other liabilities	(554,000)	1,911,000
Deferred clearing costs	699,000	-
Securities sold, but not yet purchased, at market	40,000	14,000
Net cash provided by operating activities	8,430,000	3,514,000

CASH FLOWS FROM INVESTING ACTIVITIES

Cash acquired in acquisition	1,654,000	-
Purchase of fixed assets	(204,000)	(241,000)
Net cash provided by (used in) investing activities	1,450,000	(241,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal repayment of notes payable	-	(1,800,000)
Repayment of subordinated borrowings	-	(1,000,000)
Repayment of certain liabilities of acquired entity	(5,400,000)	-
Net proceeds from issuance of common stock	-	11,578,000
Net cash (used in) provided by financing activities	(5,400,000)	8,778,000
NET INCREASE IN CASH	4,480,000	12,051,000
CASH BALANCE
Beginning of the year	19,985,000	7,934,000
End of the year	$24,465,000	$19,985,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$33,000	$415,000
Income taxes	$326,000	$47,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Gilman & Ciocia, Inc.
Tangible assets acquired, excluding cash	$3,933,000	$-
Identifiable intangible assets acquired	$8,350,000	$-
Goodwill	$6,531,000	$-
Liabilities assumed	$11,628,000	$-
Common stock issued	$8,840,000	$-
Other (Note 17)	$128,000	$-
Fair value of shares of common stock to satisfy liabilities	$-	$313,000
Deemed distribution to non-controlling interest	$-	$147,000
Conversion of preferred stock to shares of common stock	$-	$6,156,000
Conversion of convertible debt to shares of common tock	$-	$5,000,000
Conversion of warrants to common stock	$-	$259,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, operates through its wholly owned subsidiaries which principally provide financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage to high net worth individual and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. Broker-dealer subsidiaries consist of National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). As a result of the merger with Gilman in October 2013 (See Note 4), the Company added Prime Capital Services, Inc. (“Prime”) to its portfolio of Broker Dealer Subsidiaries, however, in November 2013, National Securities and Prime received approval from the Financial Industry Regulatory Authority (“FINRA”) allowing for a mass transfer of Prime’s brokers and customer accounts to National Securities. This transfer which was completed on November 22, 2013, was done to reduce overhead and consolidate the administrative and regulatory structures of the two entities. The Company filed a Broker Dealer withdrawal for Prime in January 2014.The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, Boca Raton, Florida, and Seattle, Washington. Broker-dealer subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC") and the Commodities and Futures Trading Commission (“CFTC”), and are members of FINRA, Securities Investor Protection Corporation and the National Futures Association.

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

The Company’s wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation ("National Insurance") and Prime Financial Services (“Prime Financial”), a Delaware corporation, which was acquired in the Gilman merger, provide fixed insurance products to their clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

The Company’s wholly-owned subsidiary Gilman, a Delaware corporation which was acquired in October 2013, provides tax preparation services to individuals and accounting services to small and midsize companies.

The Company’s wholly-owned subsidiary, GC Capital Corporation, a Washington corporation, ("GC") which was acquired in the Gilman merger, provides licensed mortgage brokerage services in the State of Florida.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of National and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The non-controlling interest represents a 24.9% ownership in an inactive subsidiary.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates (See Note 15).

Revenue Recognition

Commission revenue represents commissions generated by the Company's financial advisors for their clients' purchases and sales of mutual funds, variable annuities, general securities and other financial products, most of which is paid to the advisors as commissions for initiating the transactions.

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. The Company recognizes front-end sales commission revenue and related clearing and other expenses on transactions introduced to its clearing brokers on a trade date basis. The Company also recognizes front-end sales commissions and related expenses on transactions initiated directly between the financial advisors and product sponsors upon receipt of notification from sponsors of the commission earned. Commission revenue also includes 12b-1 fees, and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned by the Company based on a percentage of the current market value of clients' investment holdings in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

Net dealer inventory gains, which are recorded on a trade-date basis, include realized and unrealized net gains and losses resulting from the Company's principal trading activities.

Investment banking revenues consist of underwriting revenues, advisory revenues and private placement fees. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Underwriting revenues are recorded at the time the underwriting is completed and the income is reasonably determined. Management estimates the Company's share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically within 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee.

Investment advisory fees are derived from account management and investment advisory services. These fees are determined based on a percentage of the customers assets under management, may be billed monthly or quarterly and are recognized when earned.

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

Transfer fees and fees for clearing services, which are recorded on a trade date basis, are principally charged to the broker on customer security transactions.

Tax preparation and accounting fees are recognized upon completion of the services.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and other carryforwards. Deferred tax assets and liabilities are measured, using enacted tax rates expected to apply in the years in which the differences are expected to be recovered or settled. A valuation allowance related to deferred tax assets is also recorded when it is more likely than not that some or all of the deferred tax asset may not be realized.

Securities

Securities owned and securities sold, but not yet purchased, are recorded at fair value. Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.

Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3	Unobservable inputs which reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

See Note 7 for fair value and classification of securities.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets (See Note 8).

Fixed assets are reviewed for impairment whenever indicators of impairment exist. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.

Net Income per Common Share

Basic net income per share of common stock attributable to National Holdings Corporation is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share per share of common stock attributable to National Holdings Corporation is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of incremental shares of common stock potentially issuable under outstanding options, warrants and unvested restricted stock units utilizing the treasury stock method, and for 2013, the dilutive effect of convertible preferred securities utilizing the if-converted method.

	Years Ended September 30,
	2014	2013
Numerator:
Net income attributable to common shareholders	$18,643,000	$1,565,000

Denominator:
Denominator for basic earnings per share-weighted average shares	123,026,480	70,651,415
Effect of dilutive securities:
Options	498,585
Warrants	41,693
Assumed conversion of Series C and D preferred stock	-	2,992,702
Unvested restricted stock units	322,105	1,243,632
Denominator for diluted earnings per share-adjusted weighted-average	123,888,863	74,887,749
Income per share:
Net income available to common stockholders
Basic	$0.15	$0.02
Diluted	$0.15	$0.02

Potential common share equivalents not included in the above computation because to do so would be anti-dilutive are as follows:

	September 30,
	2014	2013
Options	6,767,000	10,000,000
Warrants	-	896,775
	6,767,000	10,896,755

Stock-based Compensation

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments including stock options and restricted stock units, based on the grant-date fair value of the award and measures the cost of independent contractor awards based on the vesting date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the award.

Deferred Clearing Credit

Deferred clearing credit represents a clearing fee rebate from National Financial Services (“NFS”), one of the Company’s clearing brokers’, which is being recognized pro rata as a reduction of clearing charges over the term of the clearing agreement which expires in 2021. The clearing rebate recognized in fiscal years 2014 and 2013 amounted to $134,000 and $113,000 respectively. At September 30, 2014, the remaining deferred credit amounts to $971,000, which will be recognized over the remaining term of the clearing agreement.

Reimbursement of Expenses

The Company incurs certain costs on behalf of its financial advisors including those for insurance, professional registration, technology and information services and legal services, amongst others, which are charged back to the advisors. It is the Company’s policy to record the reimbursement as a reduction of the respective operating expense.

Intangible Assets

Intangible assets were recorded in connection with the acquisition of Gilman (See Note 4). Intangible assets with finite lives, which consist of non-competition agreements and customer relationships, are being amortized over their estimated useful lives on a straight-line basis. Such intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets' remaining estimated useful life through undiscounted estimated future cash flows. If undiscounted estimated future cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value based on estimated future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Estimated future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Brand names are deemed to have an indefinite life, are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Brand names are tested for impairment by comparing their fair value to their carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized for the excess.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Gilman (See Note 4), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill represents the excess of the purchase price of Gilman over the fair value of its identifiable net assets acquired. Goodwill is tested for impairment at the reporting unit level. Fair value is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such two-step impairment test. The annual impairment test performed on September 30, 2014 did not indicate any impairment of goodwill.

Reclassifications

Certain items in the statements of financial condition and operations for 2013 have been reclassified to conform to their presentation in 2014. In addition, the statement of financial condition at September 30, 2013 is being presented on an unclassified basis, consistent with industry practice for registered broker-dealers in securities, which is the Company’s principal business. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

NOTE 3. RECENT ACCOUNTING GUIDANCE

Recently adopted accounting guidance

In July 2012, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The update aims to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This guidance was effective for the Company beginning on October 1, 2012. The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, an accounting update that creates new disclosure requirements requiring entities to disclose both gross and net information for derivatives and other financial instruments that are either offset in the statement of financial condition or subject to an enforceable master netting arrangement or similar arrangement. The disclosure requirements were effective for the Company beginning October 1, 2013, and did not affect the Company’s financial statements.

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

Recent Accounting Guidance Not Yet Adopted

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires the netting of unrecognized tax benefits against a deferred tax asset for the loss or other carryforward that would apply in settlement of the uncertain tax positions. The new guidance will be effective for the Company beginning October 1, 2014. The Company believes that the new guidance will not have any material impact on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-08, which changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. ASU 2014-08, which is to be applied prospectively to all new disposals of components and new classifications as held for sale, will become effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods with early adaption allowed. The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company beginning October 1, 2017 and early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on its financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for the Company beginning October 1, 2016 and early adoption is permitted. The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on its financial statements.

NOTE 4. BUSINESS COMBINATION

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

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

Assets
Current assets	$4,833,000
Fixed assets	482,000
Other assets	272,000
Intangible assets	8,350,000
Goodwill	6,531,000
20,468,000

Liabilities
Current liabilities	6,000,000
Long-term liabilities	5,628,000
11,628,000
$8,840,000

The goodwill recognized, none of which is deductible for income tax purposes, is attributable to the assembled workforce of Gilman and to expected synergies and other benefits that the Company believes will result from combining its operations with Gilman’s. The intangible assets recognized are primarily attributable to expected increased margins that the Company believes will result from Gilman’s existing customer relationships and increased margins from financial planning and tax preparation services that the Company will offer to its existing clients.

The following table presents the intangible assets acquired, their carrying amount as of September 30, 2014 and their estimated useful lives:

Intangible asset	Fair Value	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,400,000	$613,000	$5,787,000	10
Non-compete	296,000	142,000	154,000	2
Brands	1,654,000	-	1,654,000	Indefinite
	$8,350,000	$755,000	$7,595,000

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ended September 30,
2015	$788,000
2016	646,000
2017	640,000
2018	640,000
2019	640,000
Thereafter	2,587,000
$5,941,000

Changes in the carrying value of goodwill during the year ended September 30, 2014 and the amount of goodwill by reportable segment is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Total
Balance as of October 1, 2013	$-	$-	$-
Acquisition of Gilman	5,412,000	1,119,000	6,531,000
Balance as of September 30, 2014	$5,412,000	$1,119,000	$6,531,000

There was no activity in Fiscal 2013.

Gilman’s results of operations are included in the accompanying consolidated financial statements from October 15, 2013, the date of acquisition. The following pro forma consolidated results of operations have been prepared as if the acquisition occurred at October 1, 2012:

	(Unaudited) Year Ended September 30, 2014	(Unaudited) Year Ended September 30, 2013
Revenues	$185,896,000	$165,014,000
Net Income attributable to common stockholders	$18,005,000	$1,120,000
Basic earnings per share	$0.15	$0.01
Diluted earnings per share	$0.14	$0.01
Weighted number of shares outstanding - basic	123,957,988	102,161,679
Weighted number of shares outstanding - diluted	124,820,372	106,520,061

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect, among other things, 1) additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, 2) additional compensation related to the grant of 1,750,000 stock options to certain employees of Gilman, 3) the shares issued by the Company to acquire Gilman and to partially fund the $5,400,000 of cash consideration used to finance the repayment of Gilman’s liabilities, and 4) the decrease in interest expense related to Gilman’s liabilities paid by the Company. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

Acquisition related costs incurred by the Company amounted to $131,000 and $86,000 in 2014 and 2013, respectively and were charged to professional fees.

The revenues of Gilman since the acquisition date included in the accompanying consolidated statement of operations for the year ended September 30, 2014, including amounts attributable to Prime and AFP whose operations were transferred to the Company’s subsidiaries (see Note 1), amounted to $36,562,000. The net income of Gilman attributable to common stockholders since the acquisition date included in the accompanying consolidated statement of operations for the year ended September 30, 2014 amounted to $2,608,000, including a $1,809,000 income tax benefit attributable to the reversal of a valuation allowance offset against Gilman’s deferred tax asset recorded at date of acquisition. Such income excludes amounts attributable to the operations of Prime and AFP which are impracticable to determine because of the transfer of their operations to subsidiaries of the Company and the resultant inability to separate net income amounts attributable to those transferred entities.

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At September 30, 2014 and 2013, the receivables of $4,985,000 and $4,296,000, respectively, from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with the Company’s retail brokerage business as well as asset based fee revenue associated with the Company’s asset management advisory business. Other receivables at September 30, 2014 and 2013 of $3,998,000 and 1,424,000, respectively, principally represent trailing fees and fees for tax and accounting services in 2014 and investment banking fees in 2013 and are net of an allowance for uncollectable accounts of $323,000 and $13,000, respectively.

NOTE 6. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2018. Forgiveness of loans amounted to $243,000 and $349,000 for the years ended September 30, 2014 and 2013 respectively, and the related compensation was included in commissions, compensation and fees in the statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of the note. The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of September 30, 2014 and 2013, no allowance for doubtful accounts was required.

Forgivable loan activity for the fiscal years ended September 30, 2014 and 2013 is as follows:

Balance, September 30, 2012	$355,000
Advances	430,000
Amortization of advances	(349,000)
Balance, September 30, 2013	436,000
Advances	469,000
Amortization of advances	(243,000)
Balance, September 30, 2014	$662,000

There were no forgivable loans outstanding at September 30, 2014 and 2013 attributable to registered representatives who ended their affiliation with the Company’s subsidiaries prior to the fulfillment of their obligation.

NOTE 7. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT FAIR VALUE

Classification of securities are as follows:

As of September 30, 2014
Securities owned at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$256,000	-	-	$256,000
Municipal bonds	696,000			696,000
Restricted stock and warrants	-	109,000	-	109,000
	$952,000	$109,000	$-	$1,061,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$55,000	$-	$-	$55,000

As of September 30, 2013
Securities owned at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$428,000	-	-	$428,000
Restricted stock and warrants	-	39,000	-	39,000
	$428,000	$39,000	$-	$467,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$15,000	$-	$-	$15,000

Certain positions in common stock and warrants were received as compensation for investment banking services. Warrants are carried at a discount to fair value as determined by using the Black-Scholes option-pricing model due to illiquidity. This model takes into account the underlying securities' current market value, the market volatility of the underlying securities, the term of the warrants, exercise price, and risk-free rate of return. The common stock positions are restricted and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. Restricted common stock and warrants are classified as Level 2 securities.

NOTE 8. FIXED ASSETS

Fixed assets as of September 30, 2014 and 2013, respectively, consist of the following:

	September 30,		Estimated Useful
	2014	2013	Lives (in years)
Equipment	$339,000	$2,668,000	5
Furniture and fixtures	139,000	532,000	5
Leasehold improvements	566,000	1,074,000	Lesser of useful life or term of lease
Capital Leases (Primarily composed of computer equipment)	453,000	2,510,000	5
	1,497,000	6,784,000
Less accumulated depreciation and amortization	(745,000)	(6,337,000)
Fixed assets - net	$752,000	$447,000

Depreciation and amortization expense for the years ended September 30, 2014 and 2013 was $381,000 and $456,000 respectively.

During 2014, fixed assets with a cost of $5,973,000, which were fully depreciated or amortized and no longer in service were written off.

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

NOTE 10. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses as of September 30, 2014 and 2013, consist of the following:

	September 30,
	2014	2013
Federal & state income tax	$732,000	$65,000
Legal	911,000	761,000
Audit	294,000	206,000
Telecommunications	240,000	202,000
Data Services	387,000	306,000
Regulatory	838,000	860,000
Settlements	440,000	322,000
Deferred rent	160,000	220,000
Other	1,634,000	1,166,000
Total	$5,636,000	$4,108,000

NOTE 11. CONVERTIBLE NOTES PAYABLE

In March, April and September 2012, the Company completed the issuance of convertible notes payable for $3,300,000, $700,000 and $1,000,000, respectively. The notes bear interest at 6% per annum. As amended in September 2012, the notes mature on the earlier of 1.) 10 business days after delivery by the holder of the note of a notice to maturity, which notice may not be issued prior to August 14, 2013 (which date shall be extended to March 31, 2015 if the Company completes a restructuring of its capital in a manner satisfactory to the holder) or 2.) March 31, 2015. The notes cumulatively are convertible into 100,000 shares of the Company's Series E Preferred Stock. Upon conversion, the holders will also receive 10,000,000 warrants, exercisable at $0.50 per share of the Company's common stock. The Convertible Notes Payable are secured by any net proceeds received by the Company, after paying any senior indebtedness, in the event any holder of such senior indebtedness forecloses on the common stock of National Asset Management, Inc.

In January 2013, the $5,000,000 6% convertible notes were converted into 10,000,000 shares of common stock and the related warrants were converted into approximately 6,700,000 shares of common stock and the $1,800,000 10% convertible notes were fully repaid.

The Company incurred interest expense related to its convertible notes of $248,000 for the fiscal year ended September 30, 2013. The convertible notes were owed to entities affiliated with four of the Company’s directors.

NOTE 12. SUBORDINATED BORROWINGS

In September 2012, the Company generated proceeds of $1 million by issuing a subordinated note payable to one of its directors. The note matured on the earlier of 10 business days after delivery by the holder of the note of a notice to maturity-on or after August 14, 2013. The note was secured by any net proceeds received by the Company, after paying any senior indebtedness in the event any holder of such senior indebtedness forecloses on the common stock of NAM. This note was repaid in January 2013.

NOTE 13. INCOME TAXES

National files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes consist of the following:

2014	Federal	State	Total
Current income tax expense	$162,000	$942,000	$1,104,000
Deferred income tax benefit	(11,308,000)	(617,000)	(11,925,000)
Total expense (benefit)	$(11,146,000)	$325,000	$(10,821,000)

2013	Federal	State	Total
Current income tax expense	$60,000	$-	$60,000
Total expense (benefit)	$60,000	$-	$60,000

The income tax provision (benefit) related to pre-tax income (loss) vary from the federal statutory rate as follows:

	Years Ended September 30,
	2014	2013
Statutory federal rate	34.0%	-35.0%
State income taxes net of federal income tax benefit	3.0%	-5.2%
Permanent differences for tax purposes	1.0%	11.8%
Change in valuation allowance	(176.3%)	28.4%
	(138.3)%	0.0%

Significant components of the Company’s net deferred tax assets in the accompanying financial statements are as follows:

	September 30,
	2014	2013
Deferred tax assets (liabilities):
Net operating loss carry-forwards	$11,170,000	$13,655,000
Federal AMT credit carryforward	216,000	-
Accrued but unpaid bonuses	-	91,000
Fixed assets	519,000	608,000
Stock based compensation	390,000	56,000
Other temporary differences	274,000	93,000
Intangibles	(644,000)	-
Total deferred tax assets	11,925,000	14,503,000
Valuation allowance	-	(14,503,000
Deferred tax asset	$11,925,000	$-

At September 30, 2014, the Company had available federal net operating loss carryforwards of approximately $32 million, which includes approximately $7 million resulting from the Gilman acquisition, and state net operating loss carryforwards of approximately $7 million, principally from the Gilman acquisition that may be applied against future taxable income and expire at various dates between 2020 and 2033. Carryforwards arising from the Gilman acquisition are subject to annual usage limitation under Section 382 of the Internal Revenue Code. At September 30, 2013, the Company had a deferred tax asset arising substantially from the benefits of a $34 million net operating loss carryforward and had recorded a valuation allowance for the full amount of this deferred tax asset, since it was more likely than not that the full amount of the deferred tax asset may not be realized. The valuation allowance for the deferred tax asset decreased by $843,000 during the fiscal year ended September 30, 2013 due principally to the utilization of net operating loss carryforwards from prior years to offset the taxable income of the fiscal year ended September 30, 2013.

In the fourth quarter of fiscal 2014, after utilization of the Company’s net operating loss carryforward to offset taxable income for 2014 and the corresponding reversal of a portion of the valuation allowance, the remaining valuation allowance of approximately $11,925,000, including $1,809,000 recorded in connection with the acquisition of Gilman, was reversed and recorded as a deferred tax benefit in the consolidated statement of operations. Management’s decision for such reversal was based on income from operations in 2014 as well as recent trends and expectations of future profitability. Based on such available evidence, management concluded that it is more likely than not that it’s deferred tax assets would be realized.

Authoritative guidance for uncertainty in income tax requires the Company to determine whether a tax position is more-likely-than-not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is the greater than 50% likely of being realized upon ultimate settlement, which could result in the Company recording a tax liability or reducing a deferred tax asset related to net operating loss carryforwards. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined that the guidance for uncertainty in income taxes has no impact on its consolidated financial statements as of September 30, 2014. The Company will recognize tax-related interest and penalties, if applicable, related to liabilities for uncertain tax positions as a component of income tax expense.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2014, the Company leases office space in various states expiring at various dates through August 2021, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2015	$3,012,000	$136,000	$2,876,000
2016	2,300,000	136,000	2,164,000
2017	1,648,000	80,000	1,568,000
2018	1,095,000	-	1,095,000
2019	425,000	-	425,000
Thereafter	587,000	-	587,000
	$9,067,000	$352,000	$8,715,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of September 30, 2014 and September 30, 2013, the Company has recognized deferred rent payable of $160,000 and $220,000, respectively. Rental expense under all operating leases for the years ended September 30, 2014 and September 30, 2013 was $3,828,000 and $1,992,000 respectively. Sublease income under all operating subleases for the years ended September 30, 2014 and 2013 was approximately $153,000 and $90,000 respectively.

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings, and lawsuits seeking compensatory damages of approximately $15,000,000. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. The Company and its subsidiaries intend to vigorously defend themselves in these actions, and the ultimate outcome of these matters cannot be determined at this time.

The Company establishes liabilities for potential losses from complaints, legal actions, government investigations and proceedings where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. These claims may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on the Company's financial position. At September 30, 2014 and 2013, the Company accrued approximately $440,000 and $322,000, respectively, for these matter and are included in "Accounts Payable and other Accrued Expenses" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $1,542,000 and $1,022,000 for fiscal years 2014 and 2013, respectively.

NOTE 15. RELATED PARTY TRANSACTIONS

Between March 2012 and September 2012, the Company issued and sold to National Securities Growth Partners LLC ("NSGP"), the primary principals of which include Messrs. Klein and Fagenson, who are officers and directors of the Company, convertible notes in the aggregate initial principal amount of $5,000,000 (the "Notes”). The Notes were convertible into units of the Company consisting of (i) the Company’s Series E preferred stock, par value $0.01 per share, which was convertible into shares of Common Stock and (ii) a warrant exercisable for shares of Common Stock. In conjunction with the closing of the private placement in January 2013, the Company entered into a Conversion and Exchange Agreement and a Warrant Exchange Agreement (the "Series E Conversion and Exchange Agreement") with NSGP pursuant to which, among other things, (i) NSGP converted all of the Notes (and all accrued and unpaid interest thereon) into shares of Series E Preferred Stock in accordance with the terms and conditions of the Notes (the "Note Conversion"); (ii) then, following the Note Conversion, NSGP converted all of its Series E Preferred Stock into 10,000,000 shares of Common Stock, and (iii) then, exchanged all of its warrants (10,000,000) to purchase Common Stock for 6,697,140 shares of Common Stock.

On January 25, 2013, Messrs. Klein, Fagenson, Goldwasser and Levin who are officers and/or directors of the Company purchased 1,000,000, 166,666, 66,666 and 25,000 shares of our Common Stock, respectively, in the private placement at a purchase price of $0.30 per share for an aggregate consideration of $377,500. Additionally, we issued to Messrs. Klein, Sokolow, and Plimpton 101,214, 101,214 and 506,080 shares of our Common Stock, respectively pursuant to the exchange of 215,741, 215,741, and 1,078,730 warrants, respectively.

The Company used its subsidiary as the placement agent for its capital raising transactions in January 2013 and August 2013. The Company compensated the subsidiary $370,000 for these transactions for the fiscal year. These transactions were properly disclosed to the SEC and due to the sales commissions that were paid to its registered representatives, the net effect to the firm was de minimus.

Mr. Fagenson is also a party to an Independent Contractor Agreement, dated February 27, 2012, with NSC, whereby in exchange for establishing and maintaining a branch office of NSC in New York City, New York (the “Branch”), Mr. Fagenson receives 50% of any net income accrued at the Branch, which amounted to $149,000 and $58,000 as of September 30, 2014 and 2013, respectively. His daughter, Stephanie Fagenson received an annual salary of $72,000 in each of 2014 and 2013.

M. Klein & Company was engaged during the fiscal year ended 2013 to perform certain evaluation services and to advise the Board on corporate actions. The principal officer engaged to conduct these services is the brother of the Chief Executive Officer and Co-Chairman of the Board. Mark Klein received no direct or indirect compensation as a result of this engagement. The total fees incurred for these services were $82,000 and $50,000 in fiscal years 2014 and 2013, respectively.

NOTE 16. STOCKHOLDERS’ EQUITY

Shares Authorized

The Company’s authorized number of shares of common stock is 150,000,000, and its authorized number of shares of preferred stock is 10,000,000 of which the Company has designated 50,000 shares of Series A Preferred Stock, 34,500 shares of Series C Preferred Stock, 100,000 shares of Series D Preferred Stock, and 200,000 shares of Series E Preferred Stock, none of which are outstanding at September 30, 2014 and 2013.

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

In August 2013 the Company issued 10,583,330 shares of common stock for an aggregate purchase price of approximately $3,016,000, net of expenses. The Company used the proceeds from the sale of the shares toward the purchase consideration in the merger with Gilman and for general corporate, working capital and net capital purposes and associated and reasonable costs and fees relating to the transaction.

Issuance of shares of common stock to satisfy certain liabilities

During fiscal 2013, the Company issued 1,000,000 shares of its common stock to satisfy certain liabilities amounting to $313,000 pertaining to customer settlements. The fair value of the shares was based on the Company’s quoted trading price at the date the agreement was executed.

Series C Convertible Preferred Stock

On July 12, 2010, the Company issued 34,169 shares of Series C Preferred Stock to certain investors in consideration of the conversion of $1.7 million in subordinated financing. The Series C shares issued pursuant to this transaction were converted into 3,416,691 shares of the Company’s common stock in January 2013.

Series D Convertible Preferred Stock

On September 29, 2010, the Company issued 60,000 shares of Series D Preferred Stock to certain investors in consideration of $3,000,000, of which $1,334,000 was a receivable. This amount was collected in October 2010. The Series D shares issued pursuant to this transaction were converted into 6,000,000 shares of the Company’s common stock in January 2013.

Series E Convertible Preferred Stock

In January 2013, the Company entered into a Conversion and Exchange Agreement with the holder (the "Series E Holder") of convertible notes in the aggregate initial principal amount of $5,000,000 (the "Notes") pursuant to which, among other things, (i) the Series E Holder converted all of the Notes (and all accrued and unpaid interest thereon) into shares of Series E Preferred Stock, par value $0.01 per share, in accordance with the terms and conditions of the Notes (the "Note Conversion"); and (ii) then the Series E Holder converted all of its Series E Preferred Stock into 10,000,000 shares of our common stock (the "Series E Conversion").

Grant of Restricted Stock Units

On September 19, 2013, the Company granted 1,865,450 restricted stock units (“RSU”) of which 1,157,750 RSU's were to employees and 707,700 RSU’s were to independent advisors, as per its 2013 Omnibus Incentive Plan. One RSU gives the right to one share of the Company’s common stock. The vesting rate is 1/3 upon grant date and 1/3 every year thereafter provided the grantee has been continuously employed by the Company.

During the year ended September 30, 2014 and 2013, the Company recorded stock based compensation expense of $253,000 and $240,000, respectively related to RSU’s.

A summary of the Company's non-vested restricted stock units for the year ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant Due Fair Value *
Non-vested restricted stock units at October 1, 2013	1,243,633	$472,000

Vested	(577,895)	253,000
Forfeited	(87,843)	39,000

Non-vested restricted stock units at September 30, 2014	577,895	$253,000

*For independent advisors, the weighted average grant date fair value is calculated as the weighted average vesting date fair value, or if not vested the value at the balance sheet date.

At September 30, 2014, there was $253,000 of unrecognized compensation expense related to unvested RSU’s, which is expected to be recognized in 2015.

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

The following option activity occurred under our plan during 2014 and 2013:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,312,002	$1.64		2.17	$-
Granted	9,300,000	0.69	$0.08
Forfeited or expired	(312,002)	1.67
Outstanding at September 30, 2013	10,300,000	.66	0.08	6.50	$-
Granted	1,880,000	0.53	0.22	8.56
Outstanding at September 30, 2014	12,180,000	0.64	0.10	4.69	$104,000
Vested and exercisable at September 30, 2014	9,200,000	$0.66	$0.18	3.78	$-

During 2014 and 2013 the Company recognized compensation expense of $871,000 and $139,000, respectively related to stock options. As of September 30, 2014, the Company had approximately $185,000 of unamortized compensation costs related to non-vested options, which will be recognized in 2015.

The grant date fair value of options granted during the years ended September 30, 2014 and 2013 was $414,000 and $838,000 respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2014	2013
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	75.00%
Risk-free interest rate	1.16%	0.58%
Expected life (in years)	5.26	3.00

Warrants

The following tables summarize information about warrant activity during 2014 and 2013:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2012	14,719,941	$0.56	2.84
Granted	-	-
Converted	(12,727,436)	0.98
Exercised	-	-
Forfeited or expired	(1,095,750)	2.22
Outstanding at September 30, 2013	896,755	$0.50	1.73
Granted	-	-
Converted	-	$-
Exercised	-	-
Forfeited or expired	-	$-
Outstanding and exercisable at September 30, 2014	896,755	$0.50	0.73

The 896,755 warrants outstanding at September 30, 2014, all of which were exercisable, have an exercise price of $0.50 of which 250,000 expire in June 2015 and 646,755 expire in July 2015.

As of September 30, 2014, the aggregate intrinsic value of the Company’s outstanding and exercisable warrants was $0.

Other

In 2003, prior to National's acquisition of vFinance, Inc. and its subsidiaries in 2008, vFinance, Inc. had deposited in escrow a stock certificate representing 4,500,000 shares of its common stock to secure an obligation to make payments aggregating $250,000 under a settlement agreement. The settlement obligation was paid in full in 2006 and vFinance was then entitled to the return of all of the shares. Such shares represented 630,000 post-acquisition shares of National's common stock but were not considered outstanding by National. However, the Company believes that the transfer agent escheated the shares to the State of Florida which it sold for proceeds of $128,000 and remitted the proceeds to the escrow agent. ln December 2014, National received such proceeds from the escrow agent.

The Company has recorded a receivable from the escrow agent of $128,000 at September 30, 2014 which is included in other assets in the consolidated statement of financial condition, with a corresponding credit to stockholders' equity. The Company has considered such shares outstanding for the entire fiscal year ended September 30, 2014 for purposes of computing earnings per share. Such shares, if considered outstanding for the entire year ended September 30, 2013, would not affect the Company's earnings per share as previously reported.

NOTE 17. NET CAPITAL REQUIREMENTS OF BROKER-DEALER SUBSIDIAIRES

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. During 2014, pursuant to a directive form FINRA, National Securities changed from using the alternative method of computing net capital to the aggregate indebtedness method. At September 30, 2014, National Securities had net capital of $8,698,839 which was $6,682,242 in excess of its required net capital of $2,016,597. National Securities percentage of aggregate indebtedness to net capital was 347.7%. National Securities claims exemption from the provisions of the SEC's Rule 15c3 3 pursuant to paragraph (k) (2) (ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

vFinance Investments is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2014, vFinance Investments had net capital of $3,242,156 which was $2,242,156 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 73.2%. vFinance Investments claims exemption from the provisions of the SEC's Rule 15c3 3 pursuant to paragraph (k) (2) (ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 18. OFF BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts for the Company on a fee basis. The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account. The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients. It is the Company’s policy to review, as necessary, the credit standing of its customers and counterparties. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction and/or (iii) charged to operations, based on the particular facts and circumstances.

The Company maintains cash in bank deposits, which, at times, may exceed federally insured limits. The Company has not experienced and does not expect to experience losses on such accounts.

A short sale involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

NOTE 19. EMPLOYEE BENEFITS

In September 2011, the Company created a new defined contribution 401(k) plan (the “Plan”) merging the two plans originally formed prior to the merger of National and vFinance effective October 1, 2011. Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company’s contributions are made at the discretion of the Board of Directors. For the fiscal years ended September 30, 2014 and 2013 the Company made no contributions to the plan.

NOTE 20. SEGMENT INFORMATION

The Company has two reportable segments. The brokerage and advisory services segment includes broker-dealer and investment advisory services, sale of insurance products and licensed mortgage brokerage services provided by the Broker-Dealer Subsidiaries, NAM, National Insurance, Prime Financial and GC. The tax and accounting services segment includes tax preparation and accounting services provided by Gilman.

Corporate pre-tax loss consists of certain expenses that have not been allocated to reportable segments.

Segment information for the years ended December 31, 2014 and 2013 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
2014
Revenues	$176,195,000	$8,097,000	$-		$184,292,000
Pre-tax income (loss)	11,189,000	799,000	(4,166,000)	(a)	7,822,000

Identifiable assets	44,222,000	2,907,000	17,664,000	(b)	64,793,000
Depreciation and amortization	754,000	73,000	309,000		1,136,000
Interest	33,000	-	-		33,000
Capital expenditures	109,000	55,000	40,000		204,000

2013
Revenues	$127,583,000	$-	$-		$127,583,000
Pre-tax (loss) income	3,964,000	-	(2,339,000)	(a)	1,625,000

Identifiable assets	22,632,000	-	6,978,000	(c)	29,511,000
Depreciation and amortization	726,000	-	200,000		926,000
Interest	39,000	-	209,000		248,000
Capital expenditures	241,000	-	-		241,000

(a)	Consists of executive salaries and other expenses not allocated to reportable segments by management.

(b)	Consists principally of deferred tax asset.

(c)	Consists principally of cash.