Form 10-Q
period 2014-12-31
NATIONAL HOLDINGS CORP
filed 2015-02-17
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2014	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of February 12, 2015 there were 124,454,783 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

PART I.        FINANCIAL INFORMATION

ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS
Cash	$21,802,000	$24,465,000
Restricted Cash	217,000	92,000
Cash deposits with clearing organizations	1,005,000	1,005,000
Securities owned, at fair value	1,421,000	1,061,000
Receivables from broker-dealers and clearing organizations	3,407,000	4,985,000
Forgivable loans receivable	793,000	662,000
Other receivables, net	3,735,000	3,998,000
Prepaid expenses	1,579,000	932,000
Fixed assets, net	879,000	752,000
Intangible assets, net	7,398,000	7,595,000
Goodwill	6,531,000	6,531,000
Deferred tax asset, net	11,753,000	11,925,000
Other assets, principally refundable deposits	654,000	790,000
Total Assets	$61,174,000	$64,793,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Securities sold, but not yet purchased, at fair value	$19,000	$55,000
Accrued commissions and payroll payable	10,689,000	13,520,000
Accounts payable and accrued expenses	4,465,000	5,636,000
Deferred clearing credit	945,000	971,000
Other	62,000	79,000
Total Liabilities	16,180,000	20,261,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding
Common stock $0.02 par value, 150,000,000 shares authorized; 124,454,783 issued and outstanding at December 31, 2014 and at September 30, 2013	2,490,000	2,490,000
Additional paid-in-capital	77,764,000	77,596,000
Accumulated deficit	(35,275,000)	(35,569,000)

Total National Holdings Corporation Stockholders’ Equity	44,979,000	44,517,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	44,994,000	44,532,000

Total Liabilities and Stockholders’ Equity	$61,174,000	$64,793,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended December 31,
	2014	2013
Revenues
Commissions	$24,416,000	$27,607,000
Principal transactions	3,439,000	3,158,000
Investment banking	5,122,000	3,333,000
Investment advisory	3,825,000	3,240,000
Interest and dividends	831,000	933,000
Transfer fees and clearing services	2,715,000	2,316,000
Tax preparation and accounting	759,000	538,000
Other	94,000	56,000
Total Revenues	41,201,000	41,181,000

Operating Expenses
Commissions, compensation and fees	35,288,000	34,599,000
Clearing fees	642,000	1,037,000
Communications	1,248,000	1,140,000
Occupancy	1,021,000	953,000
License and registration	400,000	446,000
Professional fees	725,000	869,000
Interest	4,000	16,000
Depreciation and amortization	274,000	264,000
Other administrative expenses	1,084,000	790,000
Total Operating Expenses	40,686,000	40,114,000

Income before Income Tax Expense	515,000	1,067,000

Income tax expense	221,000	108,000
Net Income	$294,000	$959,000

Net income per share of common stock - Basic	$0.00	$0.01
Net income per share of common stock - Diluted	$0.00	$0.01

Weighted number of shares outstanding - Basic	124,454,783	119,797,610
Weighted number of shares outstanding - Diluted	124,916,096	121,269,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

	Common Stock		Additional Paid-in-	Accumulated	Non-Controlling	Total Stockholders
	Shares	$	Capital	Deficit	Interest	Equity
Balance, September 30, 2014	124,454,783	$2,490,000	$77,596,000	$(35,569,000)	$15,000	$44,532,000

Stock-based compensation – stock options			112,000			112,000

Stock- based compensation for restricted stock units			56,000			56,000

Net income				294,000		294,000

Balance, December 31, 2014	124,454,783	$2,490,000	$77,764,000	$(35,275,000)	$15,000	$44,994,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Month Period Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income
Adjustments to reconcile net income to net cash used in operating activities	$294,000	$959,000
Depreciation and amortization	274,000	264,000
Amortization of forgivable loans to registered representatives	66,000	52,000
Stock-based compensation	168,000	210,000
Provision for doubtful accounts	56,000	-
Amortization of deferred clearing benefit	(26,000)	(24,000)
Deferred tax expense	172,000	-
Changes in assets and liabilities, net of effects of acquisition
Deposits with clearing organizations	-	(8,000)
Receivables from broker-dealers and clearing organizations	1,578,000	3,319,000
Other receivables, net	207,000	(1,969,000)
Restricted cash	(125,000)	-
Forgivable loans receivable, net	(197,000)	178,000
Securities owned, at fair value	(360,000)	11,000
Other assets, principally refundable deposits	136,000	(282,000)
Prepaid expenses	(647,000)	-
Accounts payable, accrued expenses and other liabilities	(4,019,000)	(3,283,000)
Securities sold, but not yet purchased, at fair value	(36,000)	1,000
Net cash used in operating activities	(2,459,000)	(572,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	1,654,000
Purchase of fixed assets	(204,000)	(24,000)
Net cash (used in) provided by investing activities	(204,000)	1,630,000

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of certain liabilities of acquired entity	-	(5,400,000)
Net cash used in financing activities	-	(5,400,000)

NET DECREASE IN CASH	(2,663,000)	(4,342,000)

CASH BALANCE
Beginning of the period	24,465,000	19,985,000
End of the period	$21,802,000	$15,643,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,000	$16,000
Income taxes	$1,085,000	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Gilman Ciocia, Inc.:
Tangible assets acquired, excluding cash		$3,933,000
Identifiable intangible assets acquired		$8,350,000
Goodwill		$6,531,000
Liabilities assumed		$11,628,000
Common stock issued		$8,840,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation, a Delaware corporation (“National” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for additional disclosures and accounting policies.

Certain items in the consolidated statement of operations for the fiscal 2014 period have been reclassified to conform to the presentation in the fiscal 2015 period. In addition, the condensed consolidated statements of operations and cash flows for the three months ended December 31, 2013 have been retrospectively adjusted to reflect measurement period adjustments of preliminary allocations of the purchase price related to the Gilman acquisition (see Note 7) which it finalized in the fourth quarter of fiscal year 2014. The effect of the measurement period adjustments was to reduce identifiable assets acquired by approximately $2,066,000 with a corresponding increase in goodwill, which resulted in a reduction of amortization of intangibles of $272,000 and the reclassifications for the three months ended December 31, 2013 is as follows:

	As previously
	Reported	As Revised
Total revenues	$41,793,000	$41,181,000
Total operating expenses	40,998,000	40,114,000
Income before income taxes	795,000	1,067,000
Income taxes	108,000	108,000
Net income	687,000	959,000
Net income per share attributable to common stockholders
Basic	.01	.01
Diluted	.01	.01

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

National was organized in 1996, operates through its wholly owned subsidiaries which principally provide financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage to high net worth individual and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. Broker-dealer subsidiaries consist of National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). As a result of the merger with Gilman in October 2013 (See Note 7), the Company added Prime Capital Services, Inc. (“Prime”) to its portfolio of Broker Dealer Subsidiaries, however, in November 2013, National Securities and Prime received approval from the Financial Industry Regulatory Authority (“FINRA”) allowing for a mass transfer of Prime’s brokers and customer accounts to National Securities. This transfer which was completed on November 22, 2013, was done to reduce overhead and consolidate the administrative and regulatory structures of the two entities. The Company filed a Broker Dealer withdrawal for Prime in January 2014.The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, Boca Raton, Florida, and Seattle, Washington. Broker-dealer subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC") and the Commodities and Futures Trading Commission (“CFTC”), and are members of FINRA, Securities Investor Protection Corporation and the National Futures Association.

The Company’s wholly-owned subsidiaries, National Asset Management, Inc., a Washington corporation ("NAM"), and Asset and Financial Planning LTD, a New York corporation ("AFP"), which was acquired in the Gilman merger, are federally-registered investment advisers providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed. All registered investment advisors and customer accounts of AFP were moved into NAM in May 2014 and AFP has ceased all operations.

The Company’s wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation ("National Insurance"), and Prime Financial Services (“Prime Financial”), a Delaware corporation, which was acquired in the Gilman merger, provide fixed insurance products to their clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

The Company’s wholly-owned subsidiary Gilman, a Delaware corporation which was acquired in October 2013, provides tax preparation services to individuals and accounting services to small and midsize companies.

The Company’s wholly-owned subsidiary, GC Capital Corporation, a Washington corporation, ("GC"), which was acquired in the Gilman merger, provides licensed mortgage brokerage services in the State of Florida.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At December 31, 2014 and September 30, 2014, the receivables of $3,407,000 and $4,985,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fees revenues associated with the Company’s asset management advisory business.

Other receivables, net at December 31, 2014 and September 30, 2014 of $3,735,000 and $3,998,000, respectively, principally represent trailing fees and fees for tax and accounting services and are net of allowance of $380,000 and $323,000, respectively.

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2018. Forgiveness of loans amounted to $66,000 and $52,000 for the quarters ended December 31, 2014 and 2013, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable. The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of December 31, 2014, and September 30, 2014, no allowance for doubtful accounts was required.

Forgivable loan activity for the fiscal quarter ended December 31, 2014 is as follows:

Balance, October 1, 2014	$662,000
Additions	258,000
Amortization	(66,000)
Repayments	(61,000)
Balance, December 31, 2014	$793,000

There were no unamortized loans outstanding attributable to registered representatives who ended their affiliation with Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

NOTE 5. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, it requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

The following tables show the fair values of securities owned by the Broker-Dealer Subsidiaries, and securities sold, not yet purchased by such entities, as of December 31, 2014 and September 30, 2014:

Fair Value Measurements

As of December 31, 2014
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$219,000	-	-	$219,000
Municipal bonds	1,064,000	-	-	1,064,000
Restricted stock and warrants	-	138,000	-	138,000
	$1,283,000	$138,000	$-	$1,421,000

Securities sold, not yet purchased at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$19,000	-	-	$19,000
	$19,000	$-	$-	$19,000

As of September 30, 2014
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$256,000	-	-	$256,000
Municipal bonds	696,000	-	-	696,000
Restricted stock and warrants	-	109,000	-	109,000
	$952,000	$109,000	$-	$1,061,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$55,000	-	-	$55,000

NOTE 6. FIXED ASSETS

Fixed assets as of December 31, 2014 and September 30, 2014, respectively, consist of the following:

	December 31,	September 30,	Estimated Useful
	2014	2014	Lives
Equipment	$523,000	$339,000	5
Furniture and fixtures	152,000	139,000	5
Leasehold improvements	573,000	566,000	Lesser of useful life or term of lease
Capital Leases (Primarily composed of Computer Equipment)	453,000	453,000	5
	1,701,000	1,497,000
Less accumulated depreciation and amortization	(822,000)	(745,000)
Fixed assets – net	$879,000	$752,000

Depreciation and amortization expense for the three months ended December 31, 2014 and 2013 was $77,000 and $100,000, respectively.

NOTE 7 - BUSINESS COMBINATION

On October 15, 2013, the Company completed a merger with Gilman pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 20, 2013, by and among the Company, National Acquisition Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub”), and Gilman. Pursuant to the Merger Agreement, Merger Sub was merged with and into Gilman, with Gilman surviving the merger and becoming a wholly-owned subsidiary of the Company. Gilman provides federal, state and local tax preparation services to individuals predominantly in upper and middle income tax brackets and accounting services to small and middle size companies. In addition, through wholly owned subsidiaries, Gilman is engaged in broker-dealer, investment advisory, insurance product sales and mortgage brokerage activities.

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

The following table presents the intangible assets acquired, their carrying amount as of December 31, 2014 and their estimated useful lives:

Intangible asset	Fair Value	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,400,000	$773,000	$5,627,000	10
Non-compete	296,000	179,000	117,000	2
Brands	1,654,000	-	1,654,000	Indefinite
	$8,350,000	$952,000	$7,398,000

The estimated future amortization expense of the above intangible assets for the next five fiscal years and thereafter is as follows:

Year ended
September 30,
2015	$591,000
2016	646,000
2017	640,000
2018	640,000
2019	640,000
Thereafter	2,587,000
Total	$5,744,000

Gilman’s results of operations are included in the accompanying consolidated financial statements from October 15, 2013, the date of acquisition. The following pro forma consolidated results of operations have been prepared as if the acquisition occurred at October 1, 2013:

(Unaudited) Three Month Period Ended December 31, 2013
Revenues	$42,785,000
Net Income attributable to common stockholders	$321,000
Basic earnings per share	$0.00
Diluted earnings per share	$0.00
Weighted number of shares outstanding - basic	123,575,391
Weighted number of shares outstanding - diluted	125,047,284

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect, among other things, 1) additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets after giving effect to measurement period adjustments (see Note 1), had been applied, 2) additional compensation related to the grant of 1 options to certain employees of Gilman, 3) the shares issued by the Company to acquire Gilman, and 4) the decrease in interest expense related to Gilman’s liabilities paid by the Company. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2014 and September 30, 2014 consist of the following:

	December 31,	September 30,
	2014	2014
Federal and state income tax	$-	$732,000
Legal	843,000	911,000
Audit	261,000	294,000
Telecommunications	234,000	240,000
Data Services	432,000	387,000
Regulatory	420,000	838,000
Settlements	319,000	440,000
Deferred rent	125,000	160,000
Other	1,831,000	1,634,000
Total	$4,465,000	$5,636,000

NOTE 9. PER SHARE DATA

Net Income per Common Share

Basic net income per share of common stock attributable to the Company is computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net income per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the dilutive effect of incremental shares of common stock potentially issuable under outstanding options, warrants and unvested restricted stock units utilizing the treasury stock method.

	Three Month Period Ended
	December 31,
	2014	2013
Numerator:
Net income	$294,000	$959,000

Denominator:
Denominator for basic earnings per share--weighted average shares	124,454,783	119,797,610
Effect of dilutive securities:
Options	256,250	228,261
Unvested restricted stock units	205,063	1,243,632
Denominator for diluted earnings per share--adjusted weighted-average shares	124,916,096	121,269,503

Income per share:
Net income available to common stockholders
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Potential common share equivalents not included in the above diluted computation because to do so would be anti-dilutive are as follows:

	Three Month Period Ended December 31,
	2014	2013

Options	11,280,000	12,021,739
Warrants	896,755	869,755
	12,176,755	12,918,494

NOTE 10. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company. The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account. The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients. It is the Company’s policy to review, as necessary, the credit standing of its customers and counterparties. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction, and/or (iii) charged to operations, based on the particular facts and circumstances.

The Company maintains cash in bank deposits, which, at times, may exceed federally insured limits. In the event of a financial institution’s insolvency, the recovery of cash may be limited. The Company has not experienced and does not expect to experience loses on such accounts.

A short sale involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable into the same security) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

NOTE 11. RECENT ADOPTED ACCOUNTING GUIDANCE

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires the netting of unrecognized tax benefits against a deferred tax asset for the loss or other carryforward that would apply in settlement of the uncertain tax positions. The new guidance was effective for the Company beginning October 1, 2014. The adoption did not have any impact on the Company’s financial statements.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2014, the Company leases office space in various states expiring at various dates through August 2021, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2015	$2,419,000	$102,000	$2,317,000
2016	2,669,000	136,000	2,533,000
2017	2,012,000	80,000	1,932,000
2018	1,395,000	-	1,395,000
2019	703,000	-	703,000
Thereafter	991,000	-	991,000
	$10,189,000	$318,000	$9,871,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of December 31, 2014 and September 30, 2014, the Company has recognized deferred rent payable of $125,000 and $160,000, respectively, which is included in “Accounts Payable and Other Accrued Expenses on the condensed consolidated statement of financial condition. Rental expense under all operating leases for the three months ended December 31, 2014 and December 31, 2013 was $996,000 and $915,000 respectively. Sublease income under all operating subleases for the three months ended December 31, 2014 and 2013 was approximately $35,000 and $17,000 respectively.

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings, and lawsuits seeking compensatory damages of approximately $21,800,000. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. The Company and its subsidiaries intend to vigorously defend themselves in these actions, and the ultimate outcome of these matters cannot be determined at this time.

The Company establishes liabilities for potential losses from complaints, legal actions, government investigations and proceedings where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. These claims may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on the Company's financial position. At December 31, 2014 and September 30, 2014, the Company accrued approximately $670,000 and $440,000, respectively, for these matters, which are included in "Accounts Payable and other Accrued Expenses" in the accompanying condensed consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $489,000 and $260,000 for the three months ended December 31, 2014 and 2013, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

Robert B. Fagenson, the Company’s Chief Executive Officer and Executive Chairman of the Board of Directors, is a party to an Independent Contractor Agreement, dated February 27, 2012, with NSC, whereby in exchange for establishing and maintaining a branch office of NSC in New York City, New York (the “Branch”), Mr. Fagenson receives 50% of any net income earned at the Branch, which for the three months ended December 31, 2014 and 2013 amounted to $36,000 and $50,000 respectively. Additionally, Mr. Fagenson’s daughter, Stephanie Fagenson, is employed by NSC as Director of Corporate Access and receives an annual salary of $90,000 in fiscal 2015 and received an annual salary of $72,000 in fiscal 2014.

NOTE 14. NET CAPITAL REQUIREMENTS

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the “Rule”), which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2014, National Securities had net capital of $8,059,863 which was $6,099,448 in excess of its required net capital of $1,960,415. National Securities percentage of aggregate indebtedness to net capital was 364.8%. National Securities claims exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k) (2) (ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

vFinance Investments is subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2014, vFinance Investments had net capital of $3,165,731 which was $2,165,731 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 62.4%. vFinance Investments claims exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k) (2) (ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCK BASED COMPENSATION

Restricted Stock Units

During the three months ended December 31, 2014 and 2013, the Company recorded stock based compensation expense of $56,000 and $71,000, respectively related to restricted stock units.

A summary of the Company's non-vested restricted stock units for the three months ended December 31, 2014 is as follows:

	Shares	Weighted Average Grant Due Fair Value *
Non-vested restricted stock units at October 1, 2014	577,895	$253,000
Forfeited	(9,000)	$3,000
Non-vested restricted stock units at December 31, 2014	568,895	$233,000

*For independent advisors, the weighted average grant date fair value is calculated as the weighted average vesting date fair value, or if not vested, the value at the balance sheet date.

At December 31, 2014, there was $175,000 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized in 2015.

Stock Options

The following option activity occurred under the Company’s stock option plan during the three months ended December 31, 2014:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2014	12,180,000	$0.64	$0.10	4.69	$104,000
Granted	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2014	12,180,000	$0.64	0.10	4.44	$96,000

During the three months ended December 31, 2014 and 2013 the Company recognized compensation expense of $112,000 and $139,000, respectively related to stock options. As of December 31, 2014, the Company had approximately $73,000 of unamortized compensation costs related to non-vested options, which will be recognized in 2015.

Warrants

The following table summarizes information about the Company’s common stock warrants during the three months ended December 31, 2014:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2014	896,755	$0.50	0.73
Granted	-	-
Converted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding and exercisable at December 31, 2014	896,755	$0.50	0.50

The 896,755 warrants outstanding at December 31, 2014, all of which were exercisable, have an exercise price of $0.50 of which 250,000 expire in June 2015 and 646,755 expire in July 2015.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income tax expense amounted to $221,000 ($49,000 of current income tax and $172,000 of deferred income tax) and $108,000 for the three months ended December 31, 2014 and 2013, respectively. The tax expense for the three-month period ended December 31, 2014 represents the estimated annual effective tax rate. The effective tax rate for the three-month period ended December 31, 2013 differs from the statutory income tax rate, primarily due to utilization of net operating loss carryforwards for which valuation allowances had previously been provided.

At December 31, 2014, the Company had a net deferred tax asset of $11,753,000, principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

NOTE 17. SEGMENT INFORMATION

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

Corporate pre-tax loss consists of certain expenses that have not been allocated to reportable segments.

Segment information for the three months ended December 31, 2014 and 2013 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
2014
Revenues	$40,442,000	$759,000	$-		$41,201,000
Pre-tax income (loss)	1,985,000	(630,000)	(840,000)	(a)	515,000

Identifiable assets	41,456,000	1,981,000	17,737,000	(b)	61,174,000
Depreciation and amortization	110,000	7,000	157,000		274,000
Interest	4,000	-	-		4,000
Capital expenditures	204,000	-	-		204,000

2013
Revenues	$40,643,000	$538,000	$-		$41,181,000
Pre-tax (loss) income	2,891,000	(906,000)	(918,000)	(a)	1,067,000

Identifiable assets	34,229,000	2,206,000	6,004,000	(c)	42,439,000
Depreciation and amortization	106,000		158,000		264,000
Interest	7,000	3,000	6,000		16,000
Capital expenditures	24,000	-	-		24,000

(a)	Consists of executive salaries and other expenses not allocated to reportable segments by management.

(b)	Consists principally of deferred tax asset.

(c)	Consists of cash, intangibles and goodwill.

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

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through the Company’s principal subsidiaries, National Securities Corporation (“National Securities or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (and collectively with National Securities and vFinance Investments, the “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of the Company retail, corporate and institutional clients. Following the Company's merger with Gilman Ciocia, Inc., a Delaware corporation ("Gilman"), in October 2013, we also provide tax preparation services through Gilman, which is now a wholly-owned subsidiary. In November 2013, following approval from the Financial Industry Regulatory Authority ("FINRA"), National Securities received a transfer of Gilman's Prime Capital Services retail brokers and customer accounts.

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

The Company’s wholly-owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"), is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed. In May 2014, the Company completed a transfer to NAM of all the investment advisors and customer assets of Asset & Financial Planning, the registered investment advisor acquired in the Gilman merger.

Gilman provides federal, state and local tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

As of December 31, 2014, we had approximately 1,200 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 32 Company offices located in New York, New Jersey, Florida, Texas, Washington and Illinois branches, the Company has approximately 107 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Summary

The Company’s first quarter of fiscal year 2015 resulted in an increase in revenues of less than 1% and an increase in operating expenses of 2% resulting in a decrease in margin of approximately 1%. Our retail commissions experienced a decrease primarily due to the adverse market conditions impacting the sale of alternative investment product line as a result of the news and uncertainty associated with certain real estate related investments that caused us to temporarily suspend the availability of a number of an issuers’ products to our clients. Investment banking activity improved over the same period last year. All other business units experienced an increase during the first quarter of fiscal year 2015 except for interest and dividend income which remains soft as a result of lower margin balances and lower customer free cash balances. As a result, the Company reported after tax net income of $294,000 and $959,000 for the quarters ended December 31, 2014 and 2013, respectively.

Revenues

	Three Months December 31,		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions	$24,416,000	$27,607,000	$(3,191,000)	-12%
Principal transactions	3,439,000	3,158,000	281,000	9%
Investment banking	5,122,000	3,333,000	1,789,000	54%
Investment advisory	3,825,000	3,240,000	585,000	18%
Interest and dividends	831,000	933,000	(102,000)	-11%
Transfer fees and clearing services	2,715,000	2,316,000	399,000	17%
Tax preparation and accounting	759,000	538,000	221,000	41%
Other	94,000	56,000	38,000	68%
Total Revenues	$41,201,000	$41,181,000	$20,000	0%

Total revenues increased $20,000, or less than 1%, in the first quarter of fiscal year 2015 to $41,201,000 from $41,181,000 in the first quarter of fiscal year 2014. The increase in revenues is primarily due to the increase in investment banking activity and modest increases in most other revenue sources, offset by a decrease in commissions primarily due to the adverse market conditions impacting the sale of alternative investment product line as a result of the news associated with certain real estate related investments from one of Company’s major issuers of such products.

Commission revenue decreased $3,191,000, or 12%, to $24,416,000 from $27,607,000 during the first quarter of fiscal year 2015 compared with the same period in fiscal year 2014, which is a result of the adverse market conditions impacting the sale of alternative investment product line as a result of the news associated with certain real estate related investments.

Principal transactions, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, increased $281,000, or 9%, to $3,439,000 from $3,158,000 during the first quarter of fiscal year 2015 compared with the same period in fiscal year 2014. The increase is primarily due to more favorable trading conditions including higher market volumes, affecting our market making, corporate bond and municipal bond trading activities.

Investment banking fees increased $1,789,000, or 54%, to $5,122,000 from $3,333,000 during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. This increase is attributable to a higher number of successful capital raising events for clients during the quarter.

Investment advisory fees, increased $585,000, or 18%, to $3,825,000 from $3,240,000 in the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The increase is primarily due to an increase in total assets under management from the Gilman merger.

Interest and dividend income decreased by $102,000, or 11%, to $831,000 from $933,000 in the first quarter of fiscal year 2015 compared with the same period in fiscal year 2014. This decrease is primarily attributable to slightly lower customer margin and free cash balances during the quarter.

Transfer fees and clearing services increased $399,000, or 17%, to $2,715,000 from $2,316,000 in the first quarter of fiscal year 2015 compared with the same period in fiscal year 2014. This increase is primarily due to the increase in fees resulting from the additional client accounts from the Gilman merger.

Tax preparation and accounting fees increased $221,000, or 41% to $759,000 from $538,000 in the first quarter of fiscal year 2015 compared with the same period in fiscal year 2014. This increase is due in part to the inclusion of three full months of revenue in this quarter as compared to two and a half months of the same revenue in 2014 due to the Gilman merger which occurred on October 15, 2013.

Other revenue increased $38,000, or 68%, to $94,000 from $56,000 during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Operating Expenses

In comparison with the less than 1% increase in total revenues, total expenses increased by 1%, or $572,000, to $40,686,000 for the first quarter of fiscal year 2015 compared to $40,114,000 in the first quarter of fiscal year 2014. The increase in total expenses is primarily as a result of the increase in commissions, compensation and fees. The increase is also attributable to the inclusion of the full three months of expenses in this quarter as compared to two and a half months in 2014, due to the merger which occurred on October 15, 2013.

	Three Months Ended December 31,		Increase ( Decrease)
	2014	2013	Amount	Percent
Commissions, compensation and fees	$35,288,000	$34,599,000	$689,000	2%
Clearing fees	642,000	1,037,000	(395,000)	-38%
Communications	1,248,000	1,140,000	108,000	9%
Occupancy	1,021,000	953,000	68,000	7%
License and registration	400,000	446,000	(46,000)	-10%
Professional fees	725,000	869,000	(144,000)	-17%
Interest	4,000	16,000	(12,000)	-75%
Depreciation and amortization	281,000	264,000	17,000	6%
Other administrative expenses	1,077,000	790,000	287,000	36%
	$40,686,000	$40,114,000	$572,000	1%

Commission, compensation, and fees, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as compensation to our employees, brokers, and support staff, increased by $689,000, or 2%, to $35,288,000 from $34,599,000 for the first quarter of fiscal year 2015 compared to the same quarter of fiscal year 2014. The increase is directly attributable to the increase of revenues with a higher payout percentage. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $66,000 and $52,000 for the first quarter of fiscal year 2015 and 2014, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $277,000 and $210,000 for the three months ended December 31, 2014 and 2013, respectively.

Clearing fees decreased $395,000, or 38%, to $642,000 from $1,037,000 in the first quarter of fiscal year 2015 compared with the first quarter of fiscal year 2014 as a resulted of negotiated reductions in certain clearing costs and amortization of deferred clearing credits, when the Company signed coterminous amendments to its clearing agreements with National Financial Services, its primary clearing firm for the Broker Dealer Subsidiaries.

Communications expenses increased by $108,000, or 9%, to $1,248,000 from $1,140,000 in the first quarter of fiscal year 2015 compared with the first quarter of fiscal year 2014. This increase is due in part to the inclusion of three full months of expenses in this quarter as compared to two and a half months in fiscal year 2014, due to the Gilman merger which took place on October 15, 2013.

Occupancy expenses increased $68,000, or 7%, to $1,021,000 from $953,000 in the first quarter of fiscal year 2015 compared with the first quarter of fiscal year 2014. This increase is primarily attributable to the inclusion of three full months of expenses in this quarter as compared to two and a half months in fiscal year 2014, due to the Gilman merger which took place on October 15, 2013.

License and registration fees decreased $46,000, or 10%, to $400,000 from $446,000 in the first quarter of fiscal year 2015 compared with the first quarter of fiscal year 2014. This decrease is primarily due to the fact the Company paid certain duplicative fees in fiscal year 2014 resulting from the transfer of registered representative from PCS to NSC.

Professional fees decreased $144,000, or 17% to $725,000 from $869,000 in the first quarter of fiscal year 2015 compared with the first quarter of fiscal year 2014. This decrease is attributed to the Company having collected more of its defense cost associated with various arbitrations from its registered representatives.

Interest expense decreased by $12,000, or 75%, to $4,000 from $16,000 in the first quarter of fiscal year 2015 compared with the first quarter of fiscal year 2014. This decrease is attributed to the Company having fewer interest bearing liabilities in 2015.

Depreciation and amortization expenses increased $17,000, or 6%, to $281,000 from $264,000 in the first quarter of fiscal year 2015 compared with the first quarter of fiscal year 2014. This increase is primarily attributable to amortization of the intangibles acquired in the Gilman merger.

Other administrative expenses increased $287,000, or 36%, to $1,077,000 from $790,000 in the first quarter of fiscal year 2015 compared with the first quarter of fiscal year 2014. This increase is primarily attributable to the inclusion of three full months of expenses in this quarter as compared to two and a half months in fiscal year 2014, due to the Gilman merger which took place on October 15, 2013.

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

For the three months ended December 31, 2014 and 2013, EBITDA, as adjusted, was $1,027,000 and $1,608,000, respectively. This decrease of $581,000, or 36%, in the three months ended December 31, 2014 over the same period in 2013 resulted from somewhat higher operating costs in the current period, combined with approximately $249,000 of profit from the sale of a security position which was a non-recurring source of income from a one-time transaction in the three months ended December 31, 2013.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended December 31,
	2014	2013

Net income, as reported	$294,000	$959,000
Interest expense	4,000	16,000
Income taxes	221,000	107,000
Depreciation	77,000	100,000
Amortization	197,000	164,000
EBITDA	793,000	1,346,000
Non-cash compensation expense	168,000	210,000
Forgivable loan amortization	66,000	52,000
EBITDA, as adjusted	$1,027,000	$1,608,000

EBITDA, adjusted for forgivable loan amortization and non-cash compensation expense, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at December 31,		Average Balance during first three months of
	2014	2013	2014	2013
Cash	$21,802,000	$15,463,000	$23,134,000	$17,814,000
Receivables from broker-dealers and clearing organizations	3,407,000	2,799,000	4,231,000	3,548,000
Marketable securities	1,421,000	427,000	1,241,000	428,000

Accounts payable, accrued expenses and other liabilities	15,154,000	16,669,000	17,155,000	15,593,000

We maintain a reasonably high level of liquidity on our balance sheet. At December 31, 2014 and 2013, respectively, 43% and 81%, of our total assets consisted of cash, marketable securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the “Rule”), which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2014, National Securities had net capital of $8,059,863 which was $6,099,448 in excess of its required net capital of $1,960,415. National Securities percentage of aggregate indebtedness to net capital was 364.8%. National Securities claims exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

Finance Investments is subject to the Rule which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2014, vFinance Investments had net capital of $3,165,731 which was $2,165,731 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 62.4%. vFinance Investments claims exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

The Broker-Dealer Subsidiaries qualify under the exemptive provisions of Rule 15c3-3 which relates to the custody of securities for the account of customers pursuant to Section (k)(2)(ii) of the Rule, as none of them carry security accounts of customers or perform custodial functions related to customer securities.

Advances, dividend payments and other equity withdrawals from the Broker-Dealer Subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During the first three months of fiscal 2014 and 2013, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $204,000 and $24,000 during the first three months of fiscal 2014 and 2013, respectively.

	Three months ended
	December 31,
	2014	2013
Cash flows from operating activities

Net Income	$294,000	$959,000
Non-cash adjustments
Depreciation and amortization	274,000	264,000
Stock based compensation	168,000	210,000
Other	268,000	28,000

Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	1,578,000	3,319,000
Other receivables	207,000	(1,969,000)
Securities owned	(360,000)	11,000
Accounts payable and accrued expenses and other liabilities	(4,019,000)	(3,283,000)
Prepaid expenses	(647,000)	-
Other	(222,000)	(111,000)
Net cash used in operating activities	(2,459,000)	(572,000)

Cash flows from investing activities
Acquisition-related cash acquired	-	1,654,000
Payment of certain liabilities of acquired Entity	-	(5,400,000)
Purchase of fixed assets	(204,000)	(24,000)
Net cash used in investing activities	(204,000)	(3,770,000)

Net decrease in cash	$(2,663,000)	$(4,342,000)

Three months ended December 31, 2014

The decrease in receivables from clearing organizations, broker-dealers and others during the first three months of fiscal 2015 is primarily due to the lower revenue performance in the commissions earned during the last month of a given quarter as compared to the same month of the previous year. These receivables are typically received within 10 days of the close of the month.

The decrease in accounts payable, accrued expenses and other liabilities is primarily due to timing differences in payments of commissions and other payable which may vary depending when they are earned during the respective quarters. Additionally, we paid approximately $1,085,000 in income taxes in December 2014 which were included in accounts payable and accrued expenses and other liabilities.

Three months ended December 31, 2013

The decrease in receivables from clearing organizations, broker-dealers and others during the first quarter of fiscal 2014 is primarily due to the lower revenue performance in the commissions earned in December 2013 as compared to December 2012. These receivables are typically received within 30 days of the close of the month.

The increase in accounts payable, accrued expenses and other liabilities at December 31, 2013 is primarily due to the assumption of the liabilities from the Gilman merger.

Cash provided by investing activities during the first quarter of 2014 amounted to $1,630,000 and is attributable to cash acquired of $1,654,000 resulting from the Gilman merger offset by purchases of fixed assets of $24,000. Cash used in financing activities of $5,400,000 for the payment of certain liabilities of Gilman at the date of closing.

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

The following table shows the quoted market values of marketable securities we owned ("long") and securities we sold but have not yet purchased ("short"), as of December 31, 2014:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$219,000	$19,000
Municipal bonds	1,064,000	-
Restricted stock and warrants	138,000	-
Total	$1,421,000	$19,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company establishes liabilities for potential losses from complaints, legal actions, government investigations and proceedings where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. These claims may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on the Company's financial position. At December 31, 2014 and September 30, 2014, the Company accrued approximately $670,000 and $440,000, respectively, for these matters, and are included in "Accounts Payable and other Accrued Expenses" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $489,000 and $260,000 for the three months ended December 31, 2014 and 2013, respectively.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 17, 2015	By:	/s/ Robert Fagenson
Robert Fagenson
Chairman of the Board and Chief Executive Officer

February 17, 2015	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer