Form 10-Q
period 2015-03-31
NATIONAL HOLDINGS CORP
filed 2015-05-15
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015	Commission File Number 001-12629

NATIONAL HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 12, 2015 there were 12,446,365 shares of the registrant's common stock outstanding.

 NATIONAL HOLDINGS CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2015

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

PART I.        FINANCIAL INFORMATION

ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2015	2014
	(Unaudited)
ASSETS

Cash	$23,924,000	$24,465,000
Restricted cash	217,000	92,000
Cash deposits with clearing organizations	1,005,000	1,005,000
Securities owned, at fair value	914,000	1,061,000
Receivables from broker-dealers and clearing organizations	3,632,000	4,985,000
Forgivable loans receivable	936,000	662,000
Other receivables, net	4,277,000	3,998,000
Prepaid expenses	1,913,000	932,000
Fixed assets, net	804,000	752,000
Intangible assets, net	7,755,000	7,595,000
Goodwill	6,531,000	6,531,000
Deferred tax asset, net	11,551,000	11,925,000
Other assets, principally refundable deposits	532,000	790,000
Total Assets	$63,991,000	$64,793,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, but not yet purchased, at fair value	$34,000	$55,000
Accrued commissions and payroll payable	12,530,000	13,520,000
Accounts payable and other liabilities	5,118,000	5,715,000
Deferred clearing credit	893,000	971,000
Total Liabilities	18,575,000	20,261,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding
Common stock $0.02 par value, 150,000,000 shares authorized; 12,446,365 issued and outstanding at March 31, 2015 and at September 30, 2014	249,000	249,000
Additional paid-in-capital	80,090,000	79,837,000
Accumulated deficit	(34,938,000)	(35,569,000)

Total National Holdings Corporation Stockholders’ Equity	45,401,000	44,517,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	45,416,000	44,532,000

Total Liabilities and Stockholders’ Equity	$63,991,000	$64,793,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2015	2014	2015	2014
Revenues
Commissions	$25,746,000	$30,306,000	$50,162,000	$57,913,000
Principal transactions	2,705,000	5,983,000	6,143,000	9,142,000
Investment banking	4,391,000	5,619,000	9,513,000	8,952,000
Investment advisory	3,527,000	3,696,000	7,352,000	6,936,000
Interest and dividends	847,000	885,000	1,678,000	1,817,000
Transfer fees and clearing services	1,853,000	2,452,000	4,567,000	4,767,000
Tax preparation and accounting	3,748,000	3,737,000	4,507,000	4,275,000
Other	100,000	55,000	193,000	112,000
Total Revenues	42,917,000	52,733,000	84,115,000	93,914,000

Operating Expenses
Commissions, compensation and fees	36,099,000	41,929,000	71,387,000	76,528,000
Clearing fees	886,000	1,103,000	1,528,000	2,140,000
Communications	1,194,000	1,191,000	2,442,000	2,331,000
Occupancy	1,004,000	1,073,000	2,025,000	2,027,000
License and registration	467,000	307,000	867,000	753,000
Professional fees	1,095,000	1,228,000	1,820,000	2,098,000
Interest	2,000	8,000	6,000	24,000
Depreciation and amortization	294,000	298,000	568,000	562,000
Other administrative expenses	1,343,000	1,902,000	2,424,000	2,691,000
Total Operating Expenses	42,384,000	49,039,000	83,067,000	89,154,000

Income before Income Tax Expense	533,000	3,694,000	1,048,000	4,760,000

Income tax expense	196,000	134,000	417,000	241,000
Net Income	$337,000	$3,560,000	$631,000	$4,519,000

Net income per share of common stock - Basic	$0.03	$0.29	$0.05	$0.37
Net income per share of common stock - Diluted	$0.03	$0.28	$0.05	$0.37

Weighted number of shares outstanding - Basic	12,446,365	12,324,689	12,446,365	12,150,330
Weighted number of shares outstanding - Diluted	12,502,758	12,502,307	12,497,628	12,301,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

FOR THE SIX MONTHS ENDED MARCH 31, 2015

	Common Stock		Additional Paid-in-	Accumulated	Non-Controlling	Total Stockholders
	Shares	$	Capital	Deficit	Interest	Equity
Balance, September 30, 2014*	12,446,365	$249,000	$79,837,000	$(35,569,000)	$15,000	$44,532,000

Stock-based compensation – stock options			144,000			144,000

Stock- based compensation for restricted stock units			109,000			109,000

Net income				631,000		631,000

Balance, March 31, 2015	12,446,365	$249,000	$80,090,000	$(34,938,000)	$15,000	$45,416,000

*Reflects split adjusted shares and amounts for par value of common stock and additional paid in capital including the issuance of 887 shares for roundup of fractional shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month Period Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$631,000	$4,519,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	568,000	563,000
Amortization of forgivable loans to registered representatives	149,000	105,000
Stock-based compensation	253,000	425,000
Provision for doubtful accounts	173,000	197,000
Amortization of deferred clearing credit	(78,000)	(50,000)
Deferred tax expense	374,000	-
Changes in assets and liabilities, net of effects of acquisition
Cash deposits with clearing organizations	-	242,000
Receivables from broker-dealers and clearing organizations	1,353,000	1,786,000
Other receivables, net	(452,000)	(1,497,000)
Restricted cash	(125,000)	-
Forgivable loans receivable	(423,000)	63,000
Securities owned, at fair value	147,000	(223,000)
Other assets, principally refundable deposits	258,000	(175,000)
Prepaid expenses	(981,000)	(324,000)
Accounts payable, accrued expenses and other liabilities	(2,156,000)	(461,000)
Securities sold, but not yet purchased, at fair value	(21,000)	67,000
Net cash (used in) provided by operating activities	(330,000)	5,237,000

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	1,654,000
Purchase of fixed assets	(211,000)	(72,000)
Net cash (used in) provided by investing activities	(211,000)	1,582,000

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of certain liabilities of acquired entity	-	(5,400,000)
Net cash used in financing activities	-	(5,400,000)

NET (DECREASE) INCREASE IN CASH	(541,000)	1,419,000

CASH BALANCE
Beginning of the period	24,465,000	19,985,000
End of the period	$23,924,000	$21,404,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,000	$24,000
Income taxes	$1,123,000	$33,000
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisitions:
Tangible assets acquired, excluding cash	$-	$3,933,000
Identifiable intangible assets acquired	$569,000	$8,350,000
Goodwill	$-	$6,531,000
Liabilities assumed	$-	$11,628,000
Common stock issued		$8,840,000
Contingent consideration payable	$569,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation, a Delaware corporation (“National” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of March 31, 2015 and for the three and six months ended March 31, 2015 and 2014 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for additional disclosures and accounting policies.

In February 2015, the board of directors declared a 1 for 10 reverse stock split of the Company’s common stock. All share and per share information has been restated for all prior periods presented giving retroactive effect to the reverse stock split.

Certain items in the consolidated statement of operations for the fiscal 2014 periods have been reclassified to conform to the presentation in the fiscal 2015 periods. In addition, the condensed consolidated statements of operations and cash flows for the three and six months ended March 31, 2014 have been retrospectively adjusted to reflect measurement period adjustments of preliminary allocations of the purchase price related to the Gilman Ciocia, Inc. (“Gilman”) acquisition (see Note 7) which was finalized in the fourth quarter of fiscal year 2014. The effect of the measurement period adjustments was to reduce identifiable assets acquired by approximately $2,066,000 with a corresponding increase in goodwill, which resulted in a reduction of amortization of intangibles of $324,000 and $593,000 for the three and six month ended March 31, 2014, respectively. The reclassifications and adjustments for the three and six months ended March 2014 are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2014		March 31, 2014
	As previously		As previously
	Reported	As Revised	Reported	As Revised
Total revenues	$52,684,000	$52,733,000	$94,478,000	$93,914,000
Total operating expenses	49,314,000	49,039,000	90,311,000	89,154,000
Income before income taxes	3,370,000	3,694,000	4,167,000	4,760,000
Income taxes	134,000	134,000	241,000	241,000
Net income	$3,236,000	$3,560,000	$3,926,000	$4,519,000
Net income per share attributable to common stockholders
Basic	$0.26	$0.29	$0.32	$0.37
Diluted	$0.26	$0.28	$0.32	$0.37

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

National was organized in 1996 and operates through its wholly owned subsidiaries which principally provide diverse financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage to high net worth individual and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. Broker-dealer subsidiaries consist of National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). As a result of the merger with Gilman in October 2013 (See Note 7), the Company added Prime Capital Services, Inc. (“Prime”) to its portfolio of Broker Dealer Subsidiaries, however, in November 2013, National Securities and Prime received approval from the Financial Industry Regulatory Authority (“FINRA”) allowing for a mass transfer of Prime’s brokers and customer accounts to National Securities. This transfer which was completed on November 22, 2013, was done to reduce overhead and consolidate the administrative and regulatory structures of the two entities. The Company filed a Broker Dealer withdrawal for Prime in January 2014, which was subsequently approved in March 2014 by the FINRA and the SEC. The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, Boca Raton, Florida, and Seattle, Washington. The Broker-Dealer subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC") and the Commodities and Futures Trading Commission (“CFTC”), and are members of FINRA, Securities Investor Protection Corporation and the National Futures Association.

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

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At March 31, 2015 and September 30, 2014, the receivables of $3,632,000 and $4,985,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fees revenues associated with the Company’s asset management advisory business.

Other receivables, net, at March 31, 2015 and September 30, 2014 of $4,277,000 and $3,998,000, respectively, principally represent trailing fees and fees for tax and accounting services and are net of allowance for doubtful accounts of $509,000 and $336,000, respectively.

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2020. Forgiveness of loans amounted to $149,000 and $105,000 for six months ended March 31, 2015 and 2014, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable. The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of March 31, 2015, and September 30, 2014, no allowance for doubtful accounts was required.

Forgivable loan activity for the six months ended March 31, 2015 is as follows:

Balance, October 1, 2014	$662,000
Additions	483,000
Amortization	(149,000)
Repayments	(60,000)
Balance, March 31, 2015	$936,000

There were no unamortized loans outstanding attributable to registered representatives who ended their affiliation with the Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

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

The following tables show the fair values of securities owned by the Broker-Dealer Subsidiaries, and securities sold, not yet purchased by such entities, as of March 31, 2015 and September 30, 2014:

Fair Value Measurements

As of March 31, 2015
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$237,000	-	-	$237,000
Municipal bonds	503,000	-	-	503,000
Restricted stock and warrants	-	174,000	-	174,000
	$740,000	$174,000	$-	$914,000

Securities sold, not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Municipal bonds	$34,000	$-	$-	$34,000

As of September 30, 2014
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$256,000	-	-	$256,000
Municipal bonds	696,000	-	-	696,000
Restricted stock and warrants	-	109,000	-	109,000
	$952,000	$109,000	$-	$1,061,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$55,000	-	-	$55,000

NOTE 6. FIXED ASSETS

Fixed assets as of March 31, 2015 and September 30, 2014 consist of the following:

	March 31,	September 30,	Estimated Useful
	2015	2014	Lives
Equipment	$526,000	$339,000	5
Furniture and fixtures	151,000	139,000	5
Leasehold improvements	578,000	566,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	453,000	453,000	5
	1,708,000	1,497,000
Less accumulated depreciation and amortization	(904,000)	(745,000)
Fixed assets – net	$804,000	$752,000

Depreciation and amortization expense associated with fixed assets for the six months ended March 31, 2015 and 2014 was $159,000 and $100,000, respectively.

NOTE 7 - BUSINESS COMBINATIONS

In February 2015, Gilman acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of contingent consideration payable in cash having a fair value of $569,000, for which a liability (included in Accounts payable and other liabilities) was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the agreement, during the 48-month period following the closing up to a maximum of $640,000. The liability was valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liability will be revalued at each Balance Sheet date with changes therein recorded in earnings. There was no change in the estimated fair value of the liability at March 31, 2015. The fair value of the acquired assets was allocated to customer relationships, which will be amortized over seven years. Results of operations of the acquired business are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, pro forma results are not presented.

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

Pursuant to the Merger Agreement, the Company issued to Gilman’s stockholders 2,266,669 shares of its common stock valued at $8,840,000 determined based on the closing market price of the Company’s common stock on the acquisition date, and became the owner of 100% of the outstanding shares of Gilman’s common stock. Additionally, the Company financed repayment of $5,400,000 of Gilman’s liabilities through a capital contribution to Gilman. In August 2013, the Company issued 1,058,333 shares of its common stock pursuant to a private placement which generated net proceeds of $3,016,000 to partially finance the cash consideration of $5,400,000.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

Assets
Current assets	$4,833,000
Fixed assets	482,000
Other assets	272,000
Intangible assets	8,350,000
Goodwill	6,531,000
Total Assets	20,468,000

Liabilities
Current liabilities	6,000,000
Long-term liabilities	5,628,000
Total Liabilities	11,628,000
Purchase Price	$8,840,000

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

The following table presents intangible assets acquired, including $569,000 attributable to the February 2015 Gilman aquisition, their carrying amount as of March 31, 2015 and their estimated useful lives:

Intangible asset	Fair Value	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$948,000	$6,021,000	7&10
Non-compete	296,000	216,000	80,000	2
Brands	1,654,000	-	1,654,000	Indefinite
	$8,919,000	$1,164,000	$7,755,000

Amortization expense associated with intangible assets, for the six months ended March 31, 2015 and 2014 was $409,000 and $463,000, respectively.

The estimated future amortization expense of the above intangible assets for the next five fiscal years and thereafter is as follows:

Year ending
September 30,
2015	$426,000
2016	733,000
2017	719,000
2018	719,000
2019	719,000
Thereafter	2,785,000
Total	$6,101,000

Gilman’s results of operations are included in the accompanying consolidated financial statements from October 15, 2013, the date of acquisition. The following pro forma consolidated results of operations have been prepared as if the acquisition occurred at October 1, 2013:

(Unaudited) Six Month Period Ended March 31, 2014
Revenues	$95,518,000
Net income attributable to common stockholders	$3,881,000
Basic earnings per share	$0.31
Diluted earnings per share	$0.31
Weighted number of shares outstanding – basic	12,339,219
Weighted number of shares outstanding – Diluted	12,490,219

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect, among other things, 1) additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets after giving effect to measurement period adjustments (see Note 1), had been applied, 2) the shares issued by the Company to acquire Gilman, and 3) the decrease in interest expense related to Gilman’s liabilities paid by the Company. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2015 and September 30, 2014 consist of the following:

	March 31,	September 30,
	2015	2014
Federal and state income tax	$-	$732,000
Legal	606,000	911,000
Audit	274,000	294,000
Telecommunications	246,000	240,000
Data services	364,000	387,000
Regulatory	624,000	838,000
Settlements	349,000	440,000
Deferred rent	91,000	160,000
Contingent consideration payable	569,000	-
Other	1,995,000	1,713,000
Total	$5,118,000	$5,715,000

NOTE 9. PER SHARE DATA

Net Income per Common Share

Basic net income per share of common stock attributable to the Company is computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to the 1 for 10 reverse stock split. Diluted net income per share is computed on the basis of such weighted average number of shares of common stock outstanding plus the dilutive effect of incremental shares of common stock potentially issuable under outstanding options, warrants and unvested restricted stock units utilizing the treasury stock method.

	Three Month Period Ended		Six Month Period Ended
	March 31,		March 31,
	2015	2014	2015	2014
Numerator:
Net income	$337,000	$3,560,000	$631,000	$4,519,000

Denominator:
Denominator for basic earnings per share-weighted average shares	12,446,365	12,324,689	12,446,365	12,150,330
Effect of dilutive securities:
Options	22,826	49,808	24,226	26,639
Warrants	-	3,449	-	-
Unvested restricted stock units	33,567	124,361	27,037	124,361
Denominator for diluted earnings per share-adjusted weighted-average shares	12,502,758	12,502,307	12,497,628	12,301,330

Income per share:
Net income available to common stockholders
Basic	$0.03	$0.29	$0.05	$0.37
Diluted	$0.03	$0.28	$0.05	$0.37

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive:

	Three and Six Month Period Ended March 31,
	2015	2014

Options	1,128,000	1,203,361
Warrants	89,676	89,676
	1,217,676	1,293,037

NOTE 10. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company. The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account. The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients. It is the Company’s policy to review, periodically and as necessary, the credit standing of its customers and counterparties. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction, and/or (iii) charged to operations, based on the particular facts and circumstances.

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

NOTE 11. NEW ACCOUNTING GUIDANCE

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

In May 2014, the FASB issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company beginning October 1, 2017, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2015, the Company leases office space in various states expiring at various dates through August 2021, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2015	$1,681,000	$68,000	$1,613,000
2016	2,807,000	136,000	2,671,000
2017	2,108,000	80,000	2,028,000
2018	1,461,000	-	1,461,000
2019	770,000	-	770,000
Thereafter	1,360,000	-	1,360,000
	$10,187,000	$284,000	$9,903,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of March 31, 2015 and September 30, 2014, the Company has recognized deferred rent payable of $91,000 and $160,000, respectively, which is included in “Accounts payable and other liabilities” on the condensed consolidated statement of financial condition. Rental expense under all operating leases for the six months ended March 31, 2015 and March 31, 2014 was $1,973,000 and $1,926,000 respectively. Sublease income under all operating subleases for the six months ended March 31, 2015 and 2014 was approximately $70,000 and $28,000 respectively.

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings, and lawsuits seeking compensatory damages of approximately $29,400,000. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. The Company and its subsidiaries believe these actions are without merit and intend to vigorously defend themselves in these actions. The ultimate outcome of these matters cannot be determined at this time.

The Company establishes liabilities for potential losses from complaints, legal actions, government investigations and proceedings where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. These claims may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on the Company's financial position. At March 31, 2015 and September 30, 2014, the Company accrued approximately $542,000 and $440,000, respectively, for legal fees and potential settlements for these matters, which are included in "Accounts payable and other liabilities" in the accompanying condensed consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $411,000 and $318,000 for the six months ended March 31, 2015 and 2014, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

Robert B. Fagenson, the Company’s Chief Executive Officer and Executive Chairman of the Board of Directors, is a party to an Independent Contractor Agreement, dated February 27, 2012, with NSC, whereby in exchange for establishing and maintaining a branch office of NSC in New York City, (the “Branch”), Mr. Fagenson receives compensation equivalent to 50% of any net income earned at the Branch, which for the six months ended March 31, 2015 and 2014 amounted to compensation of $36,000 and $48,000 respectively. Additionally, Mr. Fagenson’s daughter, Stephanie Fagenson, is employed by NSC as Director of Corporate Access and receives an annual salary of $90,000 in fiscal 2015 and received an annual salary of $72,000 in fiscal 2014.

NOTE 14. NET CAPITAL REQUIREMENTS

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. In February 2015, pursuant to a directive form FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At March 31, 2015, National Securities had net capital of $7,165,930 which was $6,915,930 in excess of its required net capital of $250,000. National Securities claims exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k) (2) (ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

vFinance Investments is subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2015, vFinance Investments had net capital of $3,003,962 which was $2,003,962 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 153.8%. vFinance Investments claims exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k) (2) (ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCK BASED COMPENSATION

Restricted Stock Units

During the six months ended March 31, 2015 and 2014, the Company recorded stock based compensation expense of $109,000 and $119,000, respectively, related to restricted stock units.

A summary of the Company's non-vested restricted stock units for the six months ended March 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value per share *
Non-vested restricted stock units at October 1, 2014	57,790	$4.38
Forfeited	(1,292)	$5.72
Non-vested restricted stock units at March 31, 2015	56,498	$3.87

*For independent advisors, the weighted average grant date fair value per share is calculated as the weighted average vesting date fair value, or if not vested, the value at the balance sheet date.

At March 31, 2015, there was $109,000 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized in 2015.

Stock Options

There was no stock option activity during the six months ended March 31, 2015. Information with respect to outstanding stock options at March 31, 2015 follows:

Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
1,218,000	$6.40	1.00	4.20	$45,000

During the six months ended March 31, 2015 and 2014 the Company recognized compensation expense of $144,000 and $427,000, respectively related to stock options. As of March 31, 2015, the Company had approximately $41,000 of unamortized compensation costs related to non-vested options, which will be recognized in 2015.

Warrants

There were 89,676 warrants outstanding at March 31, 2015, all of which were exercisable, have an exercise price of $5.00 of which 25,000 expire in June 2015 and 64,676 expire in July 2015.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income tax expense amounted to $196,000 ($6,000 of current benefit and $202,000 of deferred expense) and $417,000 ($43,000 current expense and $374,000 deferred expense) for the three-month and six-month periods ended March 31, 2015, respectively and $134,000 and $241,000 for the three-month and six-month periods ended March 31, 2014, respectively. The tax expense for the three-month and six-month periods ended March 31, 2015 represents the estimated annual effective tax rate. The effective tax rate for the three-month and six-month periods ended March 31, 2014 differs from the statutory income tax rate, primarily due to utilization of net operating loss carryforwards for which valuation allowances had previously been provided.

At March 31, 2015, the Company had a net deferred tax asset of $11,551,000, principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

Corporate pre-tax loss consists of certain expenses that have not been allocated to reportable segments.

Segment information for the three months ended March 31, 2015 and 2014 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended March 31,
2015
Revenues	$39,163,000	$3,754,000	$-		$42,917,000
Pre-tax income (loss)	269,000	1,184,000	(920,000)	(a)	533,000
Identifiable assets	42,302,000	3,996,000	17,693,000	(b)	63,991,000
Depreciation and amortization	203,000	19,000	72,000		294,000
Interest	2,000	-	-		2,000
Capital expenditures	7,000	-	-		7,000
2014
Revenues	$48,801,000	$3,932,000	$-		$52,733,000
Pre-tax (loss) income	3,542,000	1,427,000	(1,275,000)	(a)	3,694,000
Identifiable assets	28,951,000	18,700,000	1,433,000	(c)	49,084,000
Depreciation and amortization	110,000	(42,000)	230,000		298,000
Interest	7,000	1,000	-		8,000
Capital expenditures	48,000	-	-		48,000

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Six Months Ended March 31,
2015
Revenues	$79,603,000	$4,512,000	$-		$84,115,000
Pre-tax income (loss)	2,251,000	555,000	(1,758,000)	(a)	1,048,000
Identifiable assets	42,302,000	3,996,000	17,693,000	(b)	63,991,000
Depreciation and amortization	320,000	26,000	222,000		568,000
Interest	5,000	1,000	-		6,000
Capital expenditures	194,000	11,000	6,000		211,000
2014
Revenues	$89,444,000	$4,470,000	$-		$93,914,000
Pre-tax (loss) income	6,465,000	521,000	(2,226,000)	(a)	4,760,000
Identifiable assets	28,951,000	18,700,000	1,433,000	(c)	49,084,000
Depreciation and amortization	216,000	(82,000)	429,000		563,000
Interest	14,000	4,000	6,000		24,000
Capital expenditures	72,000	-	-		72,000

(a)	Consists of executive salaries and other expenses not allocated to reportable segments by management.
(b)	Consists principally of deferred tax asset.
(c)	Consists of cash, intangibles and goodwill.

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

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through the Company’s principal subsidiaries, National Securities Corporation (“National Securities or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of the Company retail, corporate and institutional clients. Following the Company's merger with Gilman Ciocia, Inc., a Delaware corporation ("Gilman"), in October 2013, we also provide tax preparation services through Gilman, which is now a wholly-owned subsidiary. In November 2013, following approval from the Financial Industry Regulatory Authority ("FINRA"), National Securities received a transfer of Gilman's Prime Capital Services retail brokers and customer accounts.

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

As of March 31, 2015, the Company had approximately 1,230 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 32 Company offices located in New York, New Jersey, Florida, Texas, Washington and Illinois branches, the Company has approximately 108 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

 RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Summary

The Company’s second quarter of fiscal year 2015 resulted in a decrease in revenues and operating expenses of 19% and 14%, respectively, resulting in a decrease in margin of approximately 5%. Most business divisions saw a decrease in revenue during the quarter as compared to the same quarter last year.

Our retail commissions decreased in part due to the previously disclosed suspension of the sales of alternative investment products in November 2014. Although many of these products have since been reinstated to the Company’s list of approved alternative investment products, sales are improving but have not yet rebounded to the levels achieved in fiscal 2014. Lower transaction volumes and the corresponding reduction in trade execution also contributed to the reduction in retail commissions in the quarter.

Principal transactions, consisting primarily of our trading activities in equities, municipal and corporate debt and treasury bonds saw a decline of 55%. This decline is primarily due to the extraordinary volumes seen in the second quarter of fiscal year 2014, specifically, the equity sectors and the resurgence in municipal volumes and spreads in 2014 returned to more normalized levels in 2015. The treasury division continued to feel pressure due to federal regulations, yield pressure and large counterparty business shifts.

Investment banking saw a decline of 22% over the same quarter last year. As a result of these primary factors, the Company reported after tax net income of $337,000 and $3,560,000 for the quarters ended March 31, 2015 and 2014, respectively.

Revenues

	Three Months Ended March 31,		Increase ( Decrease)
	2015	2014	Amount	Percent
Commissions	$25,746,000	$30,306,000	$(4,560,000)	-15%
Principal transactions	2,705,000	5,983,000	(3,278,000)	-55%
Investment banking	4,391,000	5,619,000	(1,228,000)	-22%
Investment advisory	3,527,000	3,696,000	(169,000)	-5%
Interest and dividends	847,000	885,000	(38,000)	-4%
Transfer fees and clearing services	1,853,000	2,452,000	(599,000)	-24%
Tax preparation and accounting	3,748,000	3,737,000	11,000	0%
Other	100,000	55,000	45,000	82%
Total Revenues	$42,917,000	$52,733,000	$(9,816,000)	-19%

Total revenues decreased $9,816,000, or 19%, in the second quarter of fiscal year 2015 to $42,917,000 from $52,733,000 in the second quarter of fiscal year 2014. Our retail commissions decreased in part due to the previously disclosed suspension of the sales of alternative investment products in November 2014. Although many of these products have since been reinstated to the Company’s list of approved alternative investment products, sales are improving but have not yet rebounded to the levels achieved in fiscal 2014. Principal transactions, consisting primarily of our trading activities in equities, municipal and corporate debt and treasury bonds saw a decline of 55%. This decline is primarily due to the extraordinary volumes seen in the second quarter of fiscal year 2014, specifically, the equity sectors and the resurgence in municipal volumes and spreads in 2014 returned to more normalized levels. The treasury division continued to feel pressure due to federal regulations, yield pressure and large counterparty business shifts. Investment banking also saw a decline of 22% over the same period last year.

Commission revenue decreased $4,560,000, or 15%, to $25,746,000 from $30,306,000 during the second quarter of fiscal year 2015 compared with the same period in fiscal year 2014, which is the result of lower transaction volumes and lower sales of alternative investment products as a result of the news and suspension of sales in November 2014.

Principal transactions, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $3,278,000, or 55%, to $2,705,000 from $5,983,000 during the second quarter of fiscal year 2015 compared with the same period in fiscal year 2014. As mentioned above trading activities in equities, municipal and corporate debt and treasury bonds saw a decline from the extraordinary volumes seen in the second quarter of fiscal year 2014, specifically, the equity sectors and the resurgence in municipal volumes and spreads in 2014 returned to more normalized levels in 2015. The treasury division continued to feel pressure due to federal regulations, yield pressure and large counterparty business shifts.

Investment banking fees decreased $1,228,000, or 22%, to $4,391,000 from $5,619,000 during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. This decrease is attributable to a lower number of capital raising events for clients during the quarter.

Investment advisory fees, decreased $169,000, or 5%, to $3,527,000 from $3,696,000 in the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decrease is primarily due to a decrease in assets under management.

Interest and dividend income decreased by $38,000, or 4%, to $847,000 from $885,000 in the second quarter of fiscal year 2015 compared with the same period in fiscal year 2014. This decrease is primarily attributable to slightly lower customer margin and free cash balances in place during the quarter.

Transfer fees and clearing services decreased $599,000, or 24%, to $1,853,000 from $2,452,000 in the second quarter of fiscal year 2015 compared with the same period in fiscal year 2014. This decrease is primarily due to fewer retail transactions processed during the period.

Tax preparation and accounting fees increased $11,000, to $3,748,000 from $3,737,000 in the second quarter of fiscal year 2015 compared with the same period in fiscal year 2014.

Other revenue increased $45,000, or 82%, to $100,000 from $55,000 during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Operating Expenses

In comparison with the 19% decrease in total revenues, total expenses decreased by 14%, or $6,655,000, to $42,384,000 for the second quarter of fiscal year 2015 compared to $49,039,000 in the same quarter of fiscal year 2014. The decrease in total expenses is primarily as a result of the decrease in commissions, compensation and fees. The decrease in variable cost was commensurate with the decline in commissionable revenue.

	Three Months Ended March 31,		Increase ( Decrease)
	2015	2014	Amount	Percent
Commissions, compensation and fees	$36,099,000	$41,929,000	$(5,830,000)	-14%
Clearing fees	886,000	1,103,000	(217,000)	-20%
Communications	1,194,000	1,191,000	3,000	0%
Occupancy	1,004,000	1,073,000	(69,000)	-6%
License and registration	467,000	307,000	160,000	52%
Professional fees	1,095,000	1,228,000	(133,000)	-11%
Interest	2,000	8,000	(6,000)	-75%
Depreciation and amortization	294,000	298,000	(4,000)	-1%
Other administrative expenses	1,343,000	1,902,000	(559,000)	-29%
Total Operating Expenses	$42,384,000	$49,039,000	$(6,655,000)	-14%

Commission, compensation, and fees, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as compensation to our employees, brokers, and support staff, decreased by $5,830,000, or 14%, to $36,099,000 from $41,929,000 for the second quarter of fiscal year 2015 compared to the same quarter of fiscal year 2014. The decrease is directly attributable to the decrease of revenues. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $83,000 and $54,000 for the second quarter of fiscal year 2015 and 2014, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $85,000 and $217,000 for the three months ended March 31, 2015 and 2014, respectively.

Clearing fees decreased $217,000, or 20%, to $886,000 from $1,103,000 in the second quarter of fiscal year 2015 compared to the same quarter of fiscal year 2014. The decrease is partly a result of the decline in total transactions executed during the second quarter of fiscal 2015 as compared to the same quarter in fiscal year 2014, combined with negotiated reductions in certain clearing costs and amortization of deferred clearing credits, when the Company signed coterminous amendments to its clearing agreements with National Financial Services, its primary clearing firm for the Broker Dealer Subsidiaries.

Communications expenses increased by $3,000, to $1,194,000 from $1,191,000 in the second quarter of fiscal year 2015 compared with the same quarter of fiscal year 2014.

Occupancy expenses decreased $69,000, or 6%, to $1,004,000 from $1,073,000 in the second quarter of fiscal year 2015 compared with the same quarter of fiscal year 2014. This decrease is primarily due to the consolidation of two Gilman offices into one and reduction of the total square footage of office space rented.

License and registration fees increased $160,000, or 52%, to $467,000 from $307,000 in the second quarter of fiscal year 2015 compared with the same quarter of fiscal year 2014. This increase is primarily due to the Company paying $45,000 for its new NASDAQ listing in March 2015 and higher fees paid for newly registered associates and branches in the second quarter of 2015 as compared to the same period in 2014.

Professional fees decreased $133,000, or 11% to $1,095,000 from $1,228,000 in the second quarter of fiscal year 2015 compared with the same quarter of fiscal year 2014. This decrease is attributed to the Company having collected more of its defense costs associated with various arbitrations from its registered representatives.

Interest expense decreased by $6,000, or 75%, to $2,000 from $8,000 in the second quarter of fiscal year 2015 compared with the same quarter of fiscal year 2014.

Depreciation and amortization expenses decreased $4,000, or 1%, to $294,000 from $298,000 in the second quarter of fiscal year 2015 compared with the same quarter of fiscal year 2014.

Other administrative expenses decreased $559,000, or 29%, to $1,343,000 from $1,902,000 in the second quarter of fiscal year 2015 compared with the same quarter of fiscal year 2014. This decrease is primarily attributable to cost cutting of insurance and office supplies.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

Summary

The Company’s first six months of fiscal year 2015 resulted in a decrease in revenues and operating expenses of 10% and 7% respectively, resulting in a decrease in margin of approximately 3%. Commissions and principal transaction revenues declined while investment banking saw an increase.

Our retail commissions decreased primarily due to lower transaction volumes, and the previously disclosed suspension of the sale of certain alternative investment products in November 2014, as previously discussed. Although many of these products have since been reinstated to the Company’s list of approved alternative investment products and sales are improving, they have not rebounded to the levels achieved in fiscal 2014.

Principal transactions, consisting primarily of our trading activities in equities, municipal and corporate debt and treasury bonds, saw a decline of 33%, due to light trading volumes in the market. This decline is primarily due to the extraordinary volumes seen in Q2 2014, specifically, the equity sectors and the resurgence in municipal volumes and spreads in 2014 returned to more normalized levels in 2015. The treasury division continued to feel pressure due to federal regulations, yield pressure and large counterparty business shifts.

Investment banking improved with an increase of 6% over the same period last year.

As a result, the Company reported after tax net income of $631,000 and $4,519,000 for the six months ended March 31, 2015 and 2014, respectively.

Revenues

	Six Months Ended March 31,		Increase ( Decrease)
	2015	2014	Amount	Percent
Commissions	$50,162,000	$57,913,000	$(7,751,000)	-13%
Principal transactions	6,143,000	9,142,000	(2,999,000)	-33%
Investment banking	9,513,000	8,952,000	561,000	6%
Investment advisory	7,352,000	6,936,000	416,000	6%
Interest and dividends	1,678,000	1,817,000	(139,000)	-8%
Transfer fees and clearing services	4,567,000	4,767,000	(200,000)	-4%
Tax preparation and accounting	4,507,000	4,275,000	232,000	5%
Other	193,000	112,000	81,000	72%
Total Revenues	$84,115,000	$93,914,000	$(9,799,000)	-10%

Total revenues decreased $9,799,000, or 10%, in the first six month of fiscal year 2015 to $84,115,000 from $93,914,000 in the same period of fiscal year 2014.

As previously discussed, our retail commissions decreased primarily due to the lower market volumes experienced in the first half of the year, and the previously disclosed suspension of the sale of certain alternative investment products in November 2014. Although many of these products have since been reinstated to the Company’s list of approved alternative investment products, and sales are improving, they have not rebounded to the levels achieved in fiscal 2014.

Principal transactions, consisting primarily of our trading activities in equities, municipal and corporate debt and treasury bonds saw a decline of 33%. As mentioned earlier, this decline is primarily due to the extraordinary volumes seen in Q2 2014, specifically, the equity sectors and the resurgence in municipal volumes and spreads in 2014 returned to more normalized levels in 2015. The treasury division continued to feel pressure due to federal regulations, yield pressure and large counterparty business shifts.

Good execution in Investment banking produced an increase of 6% over the same period last year.

Commission revenue decreased $7,751,000, or 13%, to $50,162,000 from $57,913,000 during the first six months of fiscal year 2015 compared with the same period in fiscal year 2014, again the a result of the adverse market conditions and the impact of the temporary suspension of the sale of certain alternative investment products in November 2014.

Principal transactions, which includes profits on proprietary trading, market making activities and customer mark-ups and mark-downs, decreased $2,999,000, or 33%, to $6,143,000 from $9,142,000 during the first six months of fiscal year 2015 compared with the same period in fiscal year 2014. The decrease, as previously discussed is primarily due to the extraordinary volumes seen in Q2 2014. The equity sectors and the resurgence in municipal volumes and spreads in 2014 returned to more normalized levels in 2015. The treasury division continued to feel pressure due to federal regulations, yield pressure and large counterparty business shifts.

Investment banking fees increased $561,000, or 6%, to $9,513,000 from $8,952,000 during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. This increase is attributable to a higher number of successful capital raising events for clients during the first six months.

Investment advisory fees, increased $416,000, or 6%, to $7,352,000 from $6,936,000 in the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. The increase is primarily due to a small increase in total average assets under management during the period.

Interest and dividend income decreased by $139,000, or 8%, to $1,678,000 from $1,817,000 in the first six months of fiscal year 2015 compared with the same period in fiscal year 2014. This decrease is primarily attributable to slightly lower customer margin and free cash balances in place during the first six months, the result of overall lower market activity.

Transfer fees and clearing services decreased $200,000, or 4%, to $4,567,000 from $4,767,000 in the first six months of fiscal year 2015 compared with the same period in fiscal year 2014. This decrease is consistent with the lower retail commissions earned during the period.

Tax preparation and accounting fees increased $232,000, or 5%, to $4,507,000 from $4,275,000 in the first six months of fiscal year 2015 compared with the same period in fiscal year 2014.

Other revenue increased $81,000, or 72%, to $193,000 from $112,000 during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014.

Operating Expenses

In comparison with the 10% decrease in total revenues, total expenses decreased by 7%, or $6,087,000, to $83,067,000 for the first six months of fiscal year 2015 compared to $89,154,000 in the same period of fiscal year 2014. The decrease in total expenses is primarily as a result of the decrease in commissions, compensation and fees and clearing costs. These decreases were commensurate with the decline in commissionable revenue.

	Six Months Ended March 31,		Increase ( Decrease)
	2015	2014	Amount	Percent
Commissions, compensation and fees	$71,387,000	$76,528,000	$(5,141,000)	-7%
Clearing fees	1,528,000	2,140,000	(612,000)	-29%
Communications	2,442,000	2,331,000	111,000	5%
Occupancy	2,025,000	2,027,000	(2,000)	0%
License and registration	867,000	753,000	114,000	15%
Professional fees	1,820,000	2,098,000	(278,000)	-13%
Interest	6,000	24,000	(18,000)	-75%
Depreciation and amortization	568,000	562,000	6,000	1%
Other administrative expenses	2,424,000	2,691,000	(267,000)	-10%
Total Operating Expenses	$83,067,000	$89,154,000	$(6,087,000)	-7%

Commissions, compensation, and fees, which includes expenses based on commission revenue, net dealer inventory gains and investment banking, as well as compensation to our employees, brokers, and support staff, decreased by $5,141,000, or 7%, to $71,387,000 from $76,528,000 for the first six months of fiscal year 2015 compared to the first six months of fiscal year 2014. The decrease is directly attributable to the decrease in revenues. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $149,000 and $105,000 for the first six months of fiscal year 2015 and 2014, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $253,000 and $427,000 for the first six months ended March 31, 2015 and 2014, respectively.

Clearing fees decreased $612,000, or 29%, to 1,528,000 from $2,140,000 in the first six months of fiscal year 2015 compared to the first six months of fiscal year 2014. The decrease is partly a result of the decline in total transactions executed during the first six months of fiscal 2015 as compared to the same quarter in fiscal year 2014, combined with negotiated reductions in certain clearing costs and amortization of deferred clearing credits, when the Company signed coterminous amendments to its clearing agreements with National Financial Services, its primary clearing firm for the Broker Dealer Subsidiaries.

Communications expenses increased by $111,000, or 5%, to $2,442,000 from $2,331,000 in the first six months of fiscal year 2015 compared with the same period in fiscal year 2014. This increase is primarily due to the updating of services within the Gilman branches.

Occupancy expenses decreased $2,000 to $2,025,000 from $2,027,000 in the first six months of fiscal year 2015 compared with the same period in fiscal year 2014. Savings from the consolidation of two Gilman offices into one began to take effect in the second quarter of 2015.

License and registration fees increased $114,000, or 15%, to $867,000 from $753,000 in the first six months of fiscal year 2015 compared with the same period of fiscal year 2014. This increase is primarily due to the Company paying $45,000 for its new NASDAQ listing in March 2015 and higher fees for newly registered associates and branches in the first six months of 2015 as compared to the same period in 2014.

Professional fees decreased $278,000, or 13%, to $1,820,000 from $2,098,000 in the first six months of fiscal year 2015 compared with the first six months of fiscal year 2014. This decrease is attributed to the Company having collected more of its defense costs associated with various arbitrations from its registered representatives.

Interest expense decreased by $18,000, or 75%, to $6,000 from $24,000 in the first six months of fiscal year 2015 compared with the first six months of fiscal year 2014.

Depreciation and amortization expenses increased $6,000, or 1%, to $568,000 from $562,000 in the first six months of fiscal year 2015 compared with the first six months of fiscal year 2014.

Other administrative expenses decreased $267,000, or 10%, to $2,424,000 from $2,691,000 in the first six months of fiscal year 2015 compared with the first six months of fiscal year 2014. This decrease is primarily attributable to cost cutting of insurance and office supplies.

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

For the three months ended March 31, 2015 and 2014, EBITDA, as adjusted, was $997,000 and $4,271,000, respectively. This decrease of $3,274,000 or 77%, in the three months ended March 31, 2015 over the same period in 2014 resulted from a decrease in revenues and the resulting lower operating income in the current period.

For the six months ended March 31, 2015 and 2014, EBITDA, as adjusted, was $2,024,000 and $5,876,000, respectively. This decrease of $3,852,000 or 66%, in the six months ended March 31, 2015 over the same period in 2014 resulted from a decrease in revenues and the resulting lower operating income in the first half of 2015.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net income, as reported	$337,000	$3,560,000	$631,000	$4,519,000
Interest expense	2,000	8,000	6,000	24,000
Income taxes	196,000	134,000	417,000	241,000
Depreciation	82,000	101,000	159,000	201,000
Amortization	212,000	197,000	409,000	361,000
EBITDA	829,000	4,000,000	1,622,000	5,346,000
Non-cash compensation expense	85,000	217,000	253,000	425,000
Forgivable loan amortization	83,000	54,000	149,000	105,000
EBITDA, as adjusted	$997,000	$4,271,000	$2,024,000	$5,876,000

EBITDA, adjusted for forgivable loan amortization and non-cash compensation expense, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at March 31,		Average Balance during first six months of
	2015	2014	2015	2014
Cash	$23,924,000	$21,404,000	$24,195,000	$20,695,000
Receivables from broker-dealers and clearing organizations	3,632,000	4,332,000	4,309,000	4,314,000
Securities owned	914,000	691,000	988,000	533,000

Accounts payable, accrued expenses and other liabilities	17,648,000	19,536,000	18,442,000	17,111,000

We maintain a reasonably high level of liquidity on our balance sheet. At March 31, 2015 and 2014, respectively, 44% and 54%, of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers and others. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the “Rule”), which, among other things, requires the maintenance of minimum net capital. In February 2015, pursuant to a directive form FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At March 31, 2015, National Securities had net capital of $7,165,930 which was $6,915,930 in excess of its required net capital of $250,000. National Securities claims exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k) (2) (ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

vFinance Investments is subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2015, vFinance Investments had net capital of $3,003,962 which was $2,003,962 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 153.8%. vFinance Investments claims exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k) (2) (ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

During the first six months of fiscal 2015 and 2014, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $211,000 and $72,000 during the first six months of fiscal 2015 and 2014, respectively.

	Six months ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$631,000	$4,519,000
Non-cash adjustments
Depreciation and amortization	568,000	563,000
Stock based compensation	253,000	425,000
Deferred tax expense	374,000	-
Other	244,000	252,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	901,000	289,000
Accounts payable and accrued expenses and other liabilities	(2,156,000)	(461,000)
Prepaid expenses	(981,000)	(324,000)
Other	(164,000)	(26,000)
Net cash used in operating activities	(330,000)	5,237,000

Cash flows from investing and financing activities
Acquisition-related cash acquired	-	1,654,000
Payment of certain liabilities of acquired entity	-	(5,400,000)
Purchase of fixed assets	(211,000)	(72,000)
Net cash used in investing activities	(211,000)	(3,818,000)
Net (decrease) increase in cash	$(541,000)	$1,419,000

Six months ended March 31, 2015

The decrease in receivables from clearing organizations, broker-dealers and others during the first six months of fiscal 2015 is primarily due to the lower revenue performance in the commissions earned during the last month of a given quarter as compared to the same month of the previous year. These receivables are typically received within 10 days of the close of the month.

The decrease in accounts payable, accrued expenses and other liabilities is primarily due to timing differences in payments of commissions and other payables which may vary depending when they are earned during the respective quarters. Additionally, we paid approximately $1,123,000 in income taxes during the six months ended March 31, 2015 which were included in accounts payable and accrued expenses and other liabilities.

Six months ended March 31, 2014

The decrease in receivables from clearing organizations, broker-dealers and others during the first half of fiscal 2014 is primarily due to the lower revenue in the first six months of 2014. Receivables are typically received within 10 days of the close of the month.

The decrease in accounts payable, accrued expenses and other liabilities is primarily due to timing differences in payments of commissions and other payable which may vary depending when they are earned during the respective quarters.

Cash provided by investing activities during the first half of 2014 amounted to $1,582,000 and is primarily attributable to cash acquired of $1,654,000 resulting from the Gilman merger. Cash used in financing activities of $5,400,000 was for the payment of certain liabilities of Gilman at the date of closing of the merger.

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

The following table shows the quoted market values of marketable securities we owned ("long") and securities we sold but have not yet purchased ("short"), as of March 31, 2015:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$237,000	$-
Municipal bonds	503,000	34,000
Restricted stock and warrants	174,000	-
Total	$914,000	$34,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company establishes liabilities for potential losses from complaints, legal actions, government investigations and proceedings where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. These claims may be covered by our errors and omissions insurance policy. While the Company believes these claims are without merit, and will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on the Company's financial position. At March 31, 2015 and September 30, 2014, the Company accrued approximately $542,000 and $440,000, respectively, for these matters, and are included in "Accounts Payable and other Accrued Expenses" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $411,000 and $318,000 for the three months ended March 31, 2015 and 2014, respectively.

SUBSEQUENT EVENTS – New Hire Glenn Worman

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

May 15, 2015	By:	/s/ Robert Fagenson
Robert Fagenson
Chairman of the Board and Chief Executive Officer

May 15, 2015	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer