Form 10-Q
period 2015-06-30
NATIONAL HOLDINGS CORP
filed 2015-08-14
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 13, 2015 there were 12,446,365 shares of the registrant's common stock outstanding.

 NATIONAL HOLDINGS CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2015

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

PART I.        FINANCIAL INFORMATION

ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2015	2014
	(Unaudited)
ASSETS

Cash	$24,399,000	$24,465,000
Restricted cash	218,000	92,000
Cash deposits with clearing organizations	1,005,000	1,005,000
Securities owned, at fair value	1,494,000	1,061,000
Receivables from broker-dealers and clearing organizations	4,158,000	4,985,000
Forgivable loans receivable	1,401,000	662,000
Other receivables, net	4,476,000	3,998,000
Prepaid expenses	1,277,000	932,000
Fixed assets, net	746,000	752,000
Intangible assets, net	7,540,000	7,595,000
Goodwill	6,531,000	6,531,000
Deferred tax asset, net	11,305,000	11,925,000
Other assets, principally refundable deposits	511,000	790,000
Total Assets	$65,061,000	$64,793,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, but not yet purchased, at fair value	$249,000	$55,000
Accrued commissions and payroll payable	12,389,000	13,520,000
Accounts payable and other liabilities	5,681,000	5,715,000
Deferred clearing credit	957,000	971,000
Total Liabilities	19,276,000	20,261,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding
Common stock $0.02 par value, 150,000,000 shares authorized; 12,446,365 issued and outstanding at June 30, 2015 and at September 30, 2014	249,000	249,000
Additional paid-in-capital	80,307,000	79,837,000
Accumulated deficit	(34,786,000)	(35,569,000)

Total National Holdings Corporation Stockholders’ Equity	45,770,000	44,517,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	45,785,000	44,532,000

Total Liabilities and Stockholders’ Equity	$65,061,000	$64,793,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2015	2014	2015	2014
Revenues
Commissions	$24,272,000	$27,864,000	$74,434,000	$85,777,000
Principal transactions	2,418,000	3,977,000	8,562,000	13,119,000
Investment banking	6,356,000	5,273,000	15,869,000	14,225,000
Investment advisory	3,797,000	3,839,000	11,149,000	10,775,000
Interest and dividends	946,000	906,000	2,624,000	2,723,000
Transfer fees and clearing services	1,735,000	2,105,000	6,302,000	6,873,000
Tax preparation and accounting	2,724,000	2,557,000	7,231,000	6,832,000
Other	87,000	107,000	280,000	218,000
Total Revenues	42,335,000	46,628,000	126,451,000	140,542,000

Operating Expenses
Commissions, compensation and fees	35,819,000	38,475,000	107,205,000	115,003,000
Clearing fees	681,000	860,000	2,209,000	3,001,000
Communications	1,176,000	1,217,000	3,618,000	3,548,000
Occupancy	1,021,000	1,064,000	3,046,000	3,090,000
License and registration	441,000	385,000	1,308,000	1,138,000
Professional fees	1,721,000	1,071,000	3,541,000	3,169,000
Interest	6,000	6,000	12,000	29,000
Depreciation and amortization	294,000	291,000	862,000	853,000
Other administrative expenses	819,000	1,523,000	3,241,000	4,215,000
Total Operating Expenses	41,978,000	44,892,000	125,042,000	134,046,000

Income before Income Tax Expense	357,000	1,736,000	1,409,000	6,496,000

Income tax expense	208,000	29,000	626,000	271,000
Net Income	$149,000	$1,707,000	$783,000	$6,225,000

Net income per share - Basic	$0.01	$0.14	$0.06	$0.51
Net income per share - Diluted	$0.01	$0.14	$0.06	$0.50

Weighted number of shares outstanding - Basic	12,446,365	12,324,689	12,446,365	12,208,449
Weighted number of shares outstanding - Diluted	12,491,170	12,514,128	12,495,475	12,361,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

FOR THE NINE MONTHS ENDED JUNE 30, 2015

	Common Stock		Additional Paid-in-	Accumulated	Non-Controlling	Total Stockholders
	Shares	$	Capital	Deficit	Interest	Equity
Balance, September 30, 2014*	12,446,365	$249,000	$79,837,000	$(35,569,000)	$15,000	$44,532,000

Stock-based compensation – stock options			312,000			312,000

Stock- based compensation - restricted stock units			158,000			158,000

Net income				783,000		783,000

Balance, June 30, 2015	12,446,365	$249,000	$80,307,000	$(34,786,000)	$15,000	$45,785,000

*Reflects split adjusted shares and amounts for par value of common stock and additional paid in capital including the issuance of 887 shares for roundup of fractional shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Period Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$783,000	$6,225,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	862,000	854,000
Amortization of forgivable loans to registered representatives	262,000	166,000
Stock-based compensation	470,000	644,000
Provision for doubtful accounts	343,000	539,000
Amortization of deferred clearing credit	(148,000)	(73,000)
Deferred tax expense	620,000	-
Changes in assets and liabilities, net of effects of acquisition
Restricted cash	(126,000)	-
Cash deposits with clearing organizations	-	344,000
Securities owned, at fair value	(433,000)	(700,000)
Receivables from broker-dealers and clearing organizations	827,000	859,000
Forgivable loans receivable, net of repayments	(1,001,000)	111,000
Other receivables, net	(821,000)	(1,176,000)
Prepaid expenses	(345,000)	354,000
Other assets, principally refundable deposits	279,000	(177,000)
Accounts payable, accrued expenses and other liabilities	(1,600,000)	(667,000)
Securities sold, but not yet purchased, at fair value	194,000	212,000
Net cash provided by operating activities	166,000	7,515,000

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	1,654,000
Purchase of fixed assets	(232,000)	(130,000)
Net cash (used in) provided by investing activities	(232,000)	1,524,000

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of certain liabilities of acquired entity	-	(5,400,000)
Net cash used in financing activities	-	(5,400,000)

NET (DECREASE) INCREASE IN CASH	(66,000)	3,639,000

CASH BALANCE
Beginning of the period	24,465,000	19,985,000
End of the period	$24,399,000	$23,624,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,000	$5,000
Income taxes	$1,123,000	$85,000
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisitions:
Tangible assets acquired, excluding cash	$-	$3,933,000
Identifiable intangible assets acquired	$569,000	$8,350,000
Goodwill	$-	$6,531,000
Liabilities assumed	$-	$11,628,000
Common stock issued		$8,840,000
Contingent consideration payable	$569,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation, a Delaware corporation (“National” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of June 30, 2015 and for the three and nine months ended June 30, 2015 and 2014 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for additional disclosures and accounting policies.

In February 2015, the board of directors declared a 1 for 10 reverse stock split of the Company’s common stock. All share and per share information has been restated for all prior periods presented giving retroactive effect to the reverse stock split.

Certain items in the consolidated statement of operations for the fiscal 2014 periods have been reclassified to conform to the presentation in the fiscal 2015 periods. In addition, the condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 2014 have been retrospectively adjusted to reflect measurement period adjustments of preliminary allocations of the purchase price related to the Gilman Ciocia, Inc. (“Gilman”) acquisition (see Note 7) which was finalized in the fourth quarter of fiscal year 2014. The effect of the measurement period adjustments was to reduce identifiable assets acquired by approximately $2,066,000 with a corresponding increase in goodwill, which resulted in a reduction of amortization of intangibles of $325,000 and $919,000 for the three and nine months ended June 30, 2014, respectively. The reclassifications and adjustments for the three and nine months ended June 2014 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2014		June 30, 2014
	As previously		As previously
	Reported	As Revised	Reported	As Revised
Total revenues	$46,602,000	$46,628,000	$141,081,000	$140,542,000
Total operating expenses	45,191,000	44,892,000	135,504,000	134,046,000
Income before income taxes	1,411,000	1,736,000	5,577,000	6,496,000
Income taxes	29,000	29,000	271,000	271,000
Net income	$1,382,000	$1,707,000	$5,306,000	$6,225,000
Net income per share attributable to common stockholders
Basic	$0.11	$0.14	$0.43	$0.51
Diluted	$0.11	$0.14	$0.43	$0.50

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

National was organized in 1996 and operates through its wholly-owned subsidiaries which principally provide diverse financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage to retail individual and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. Broker-dealer subsidiaries consist of National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). As a result of the merger with Gilman in October 2013 (See Note 7), the Company added Prime Capital Services, Inc. (“Prime”) to its portfolio of Broker Dealer Subsidiaries, however, in November 2013, National Securities and Prime received approval from the Financial Industry Regulatory Authority (“FINRA”) allowing for a mass transfer of Prime’s brokers and customer accounts to National Securities. This transfer which was completed on November 22, 2013, was done to reduce overhead and consolidate the administrative and regulatory structures of the two entities. The Company filed a Broker Dealer withdrawal for Prime in January 2014, which was subsequently approved in March 2014 by the FINRA and the SEC. The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, Boca Raton, Florida, and Seattle, Washington. The Broker-Dealer subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC") and the Commodities and Futures Trading Commission (“CFTC”), and are members of the FINRA, the Securities Investor Protection Corporation and the National Futures Association.

The Company’s wholly-owned subsidiaries, National Asset Management, Inc., a Washington corporation ("NAM"), and Asset and Financial Planning LTD, a New York corporation ("AFP"), which was acquired in the Gilman merger, are federally-registered investment advisers providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed. In May 2014, all registered investment advisors and customer accounts of AFP were moved into NAM and AFP ceased operations.

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

The Company’s wholly-owned subsidiary, GC Capital Corporation, a Washington corporation ("GC"), which was acquired in the Gilman merger, provides licensed mortgage brokerage services in the State of Florida.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At June 30, 2015 and September 30, 2014, the receivables of $4,158,000 and $4,985,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s asset management advisory business.

Other receivables, net, at June 30, 2015 and September 30, 2014 of $4,476,000 and $3,998,000, respectively, principally represent trailing fees and fees for tax and accounting services and are net of allowance for doubtful accounts of $679,000 and $336,000, respectively.

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2020. Forgiveness of loans amounted to $262,000 and $166,000 for nine months ended June 30, 2015 and 2014, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of June 30, 2015 and September 30, 2014, no allowance for doubtful accounts was required.

Forgivable loan activity for the nine months ended June 30, 2015 is as follows:

Balance, October 1, 2014	$662,000
Additions	1,096,000
Amortization	(262,000)
Repayments	(95,000)
Balance, June 30, 2015	$1,401,000

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

The following tables show the fair values of securities owned by the Broker-Dealer Subsidiaries, and securities sold, not yet purchased by such entities, as of June 30, 2015 and September 30, 2014:

Fair Value Measurements

As of June 30, 2015
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$63,000	-	-	$63,000
Municipal bonds	1,183,000	-	-	1,183,000
Restricted stock and warrants	-	248,000	-	248,000
	$1,246,000	$248,000	$-	$1,494,000

Securities sold, not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$37,000	$-	$-	$37,000
Municipal bonds	212,000	-	-	212,000
	$249,000	$-	$-	$249,000

As of September 30, 2014
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$256,000	-	-	$256,000
Municipal bonds	696,000	-	-	696,000
Restricted stock and warrants	-	109,000	-	109,000
	$952,000	$109,000	$-	$1,061,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$55,000	-	-	$55,000

NOTE 6. FIXED ASSETS

Fixed assets as of June 30, 2015 and September 30, 2014 consist of the following:

	June 30,	September 30,	Estimated Useful
	2015	2014	Lives
Equipment	$536,000	$339,000	5
Furniture and fixtures	160,000	139,000	5
Leasehold improvements	580,000	566,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	453,000	453,000	5
	1,729,000	1,497,000
Less accumulated depreciation and amortization	(983,000)	(745,000)
Fixed assets – net	$746,000	$752,000

Depreciation and amortization expense associated with fixed assets for the nine months ended June 30, 2015 and 2014 was $238,000 and $295,000, respectively.

NOTE 7 - BUSINESS COMBINATIONS

In February 2015, Gilman acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of contingent consideration payable in cash having a fair value of $569,000, for which a liability (included in Accounts payable and other liabilities) was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the acquisition agreement, during the 48-month period following the closing up to a maximum of $640,000. The liability was valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liability will be revalued at each Balance Sheet date with changes therein recorded in earnings. During the three and nine months ended June 30, 2015, the estimated fair value of the liability was increased by $8,000 which was included in other administrative expenses. The fair value of the acquired assets was allocated to customer relationships, which will be amortized over seven years. Results of operations of the acquired business are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, pro forma results are not presented.

On October 15, 2013, the Company completed a merger with Gilman pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 20, 2013, by and among the Company, National Acquisition Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub”), and Gilman. Pursuant to the Merger Agreement, Merger Sub was merged with and into Gilman, with Gilman surviving the merger and becoming a wholly-owned subsidiary of the Company. Gilman provides federal, state and local tax preparation services to individuals predominantly in upper and middle income tax brackets and accounting services to small and middle size companies. In addition, through wholly-owned subsidiaries, Gilman is engaged in broker-dealer, investment advisory, insurance product sales and mortgage brokerage activities.

Pursuant to the Merger Agreement, the Company issued to Gilman’s stockholders 2,266,669 shares of its common stock valued at $8,840,000 determined based on the closing market price of the Company’s common stock on the acquisition date, and became the owner of 100% of the outstanding shares of Gilman’s common stock. Additionally, the Company financed repayment of $5,400,000 of Gilman’s liabilities through a capital contribution to Gilman. In August 2013, the Company issued 1,058,333 shares of its common stock pursuant to a private placement which generated net proceeds of $3,016,000 to partially finance the cash payment of $5,400,000.

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

The following table presents intangible assets acquired, including $569,000 attributable to the February 2015 Gilman acquisition, their carrying amount as of June 30, 2015 and their estimated useful lives:

Intangible asset	Fair Value	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$1,126,000	$5,843,000	7&10
Non-compete	296,000	253,000	43,000	2
Brands	1,654,000	-	1,654,000	Indefinite
	$8,919,000	$1,379,000	$7,540,000

Amortization expense associated with intangible assets for the nine months ended June 30, 2015 and 2014 was $624,000 and $558,000, respectively.

The estimated future amortization expense of the above intangible assets for the next five fiscal years and thereafter is as follows:

Year ending
September 30,
2015	$208,000
2016	730,000
2017	716,000
2018	716,000
2019	716,000
Thereafter	2,800,000
Total	$5,886,000

Gilman’s results of operations are included in the accompanying consolidated financial statements from October 15, 2013, the date of acquisition. The following pro forma consolidated results of operations have been prepared as if the acquisition occurred at October 1, 2013:

(Unaudited) Nine Month Period Ended June 30, 2014
Revenues	$142,146,000
Net income	$5,588,000
Basic earnings per share	$0.45
Diluted earnings per share	$0.45
Weighted number of shares outstanding – Basic	12,397,338
Weighted number of shares outstanding – Diluted	12,549,901

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

NOTE 8. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and accrued expenses as of June 30, 2015 and September 30, 2014 consist of the following:

	June 30,	September 30,
	2015	2014
Federal and state income tax	$-	$732,000
Legal	960,000	911,000
Audit	372,000	294,000
Telecommunications	199,000	240,000
Data services	346,000	387,000
Regulatory	422,000	838,000
Settlements	426,000	440,000
Deferred rent	58,000	160,000
Contingent consideration payable	577,000	-
Other	2,321,000	1,713,000
Total	$5,681,000	$5,715,000

NOTE 9. PER SHARE DATA

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

	Three Month Period Ended		Nine Month Period Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$149,000	$1,707,000	$783,000	$6,225,000

Denominator:
Denominator for basic earnings per share-weighted average shares	12,446,365	12,324,689	12,446,365	12,208,449
Effect of dilutive securities:
Options	8,284	60,000	18,912	28,200
Warrants	-	5,076	-	-
Unvested restricted stock units	36,521	124,363	30,198	124,363
Denominator for diluted earnings per share-adjusted weighted-average shares	12,491,170	12,514,128	12,495,475	12,361,012

Net income per share:
Basic	$0.01	$0.14	$0.06	$0.51
Diluted	$0.01	$0.14	$0.06	$0.50

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive:

	Three and Nine Month Periods Ended June 30,
	2015	2014

Options	1,328,000	640,000
Warrants	64,676	89,676
	1,392,676	729,676

NOTE 10. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Company through its subsidiaries is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Clearing brokers are used to process transactions and maintain customer accounts on a fee basis for the Company. Clearing firms extend credit to the Company's clientele secured by cash and securities in the client’s account. The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients. It is the Company’s policy to review, periodically and as necessary, the credit standing of its customers and counterparties. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction, and/or (iii) charged to operations, based on the particular facts and circumstances.

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

In May 2014, the FASB issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company beginning October 1, 2017, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB extended the effective date by a year. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through April 2025, and as of June 30, 2015, is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2015	$870,000	$34,000	$836,000
2016	2,902,000	136,000	2,766,000
2017	2,145,000	80,000	2,065,000
2018	1,497,000	-	1,497,000
2019	805,000	-	805,000
Thereafter	1,419,000	-	1,419,000
	$9,638,000	$250,000	$9,388,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of June 30, 2015 and September 30, 2014, the Company has recognized deferred rent payable of $58,000 and $160,000, respectively, which is included in “Accounts payable and other liabilities” in the condensed consolidated statements of financial condition. Rental expense under all operating leases for the nine months ended June 30, 2015 and June 30, 2014 was $2,973,000 and $2,929,000 respectively. Sublease income under all operating subleases for the nine months ended June 30, 2015 and 2014 was approximately $204,000 and $28,000 respectively.

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings, and lawsuits seeking compensatory damages of approximately $31,500,000. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. The Company and its subsidiaries believe these actions are without merit and intend to vigorously defend themselves in these actions. The ultimate outcome of these matters cannot be determined at this time.

The Company establishes liabilities for potential losses from complaints, legal actions, government investigations and proceedings where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. These claims may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on the Company's financial position. At June 30, 2015 and September 30, 2014, the Company accrued approximately $635,000 and $440,000, respectively, for legal fees and potential settlements for these matters, which are included in "Accounts payable and other liabilities" in the condensed consolidated statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $566,000 and $274,000 for the three months ended June 30, 2015 and 2014, respectively, and for the nine months ended June 30, 2015 and 2014, $1,466,000 and $852,000, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

Robert B. Fagenson, the Company’s Chief Executive Officer and Executive Chairman of the Board of Directors, is a party to an Independent Contractor Agreement, dated February 27, 2012, with NSC, whereby in exchange for establishing and maintaining a branch office of NSC in New York City, (the “Branch”), Mr. Fagenson receives compensation equivalent to 50% of any net income earned at the Branch, which for the nine months ended June 30, 2015 and 2014 amounted to compensation of $58,000 and $96,000, respectively. Additionally, Mr. Fagenson’s daughter, Stephanie Fagenson, is employed by NSC as Director of Corporate Access and receives an annual base salary of $90,000 in fiscal 2015 and received an annual base salary of $72,000 in fiscal 2014.

NOTE 14. NET CAPITAL REQUIREMENTS

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. In February 2015, pursuant to a directive form FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At June 30, 2015, National Securities had net capital of $7,735,270 which was $7,485,270 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2015, vFinance Investments had net capital of $2,531,108 which was $1,531,108 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 175.1%. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCK BASED COMPENSATION

Restricted Stock Units

During the nine months ended June 30, 2015 and 2014, the Company recorded stock based compensation expense, related to restricted stock units of $158,000 and $179,000, respectively.

A summary of the Company's non-vested restricted stock units for the nine months ended June 30, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value per share *
Non-vested restricted stock units at October 1, 2014	57,790	$4.38
Forfeited	(1,692)	$6.71
Non-vested restricted stock units at June 30, 2015	56,098	$3.75

*For independent advisors, the weighted average grant date fair value per share is calculated as the weighted average vesting date fair value, or if not vested, the value at the balance sheet date.

At June 30, 2015, there was $53,000 of unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized in the fourth quarter of fiscal 2015.

Stock Options

Information with respect to stock option activity during the nine months ended June 30, 2015 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2014	1,218,000	$6.40	$1.00	4.69	$104,000
Granted	180,000	$5.50	$1.80	7.98
Forfeited or expired	(10,000)	$5.00	$2.30	8.30
Outstanding at June 30, 2015	1,388,000	$6.32	$1.12	4.44	$26,400
Vested and exercisable at June 30, 2015	1,258,000	$6.39	$1.05	4.09	$26,400

During the nine months ended June 30, 2015 and 2014 the Company recognized compensation expense of $312,000 and $466,000, respectively, related to stock options, and had approximately $193,000 of unamortized compensation costs related to non-vested options, which will be recognized in the fourth quarter of fiscal 2015.

Warrants

There were 64,676 warrants outstanding at June 30, 2015, all of which were exercisable, had an exercise price of $5.00 and expired unexercised in July 2015. In June 2015, 25,000 warrants with an exercise price of $5.00 expired unexercised.

NOTE 16.  SHARE REPURCHASE

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.

NOTE 17. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income tax expense for the three and nine-month periods ended June 30, 2015 is based on the estimated annual effective tax rate. The effective tax rate for the three and nine month period ended June 30, 2015 differs from the federal statutory income tax rate principally due to non-deductible expenses and state and local income taxes. The effective tax rate for the three and nine-month periods ended June 30, 2014 differs significantly from the federal statutory income tax rate, primarily due to utilization of net operating loss carryforwards, for which valuation allowances had previously been provided.

At June 30, 2015, the Company had a net deferred tax asset of $11,305,000, principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

NOTE 18. SEGMENT INFORMATION

The Company has two reportable segments. The brokerage and advisory services segment includes broker-dealer and investment advisory services, the sale of insurance products and licensed mortgage brokerage services provided by the Broker-Dealer Subsidiaries, NAM, National Insurance, Prime Financial and GC. The tax and accounting services segment includes tax preparation and accounting services provided by Gilman.

The Corporate pre-tax loss consists of certain expenses that have not been allocated to reportable segments.

Segment information for the three and nine months ended June 30, 2015 and 2014 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended June 30,
2015
Revenues	$39,577,000	$2,758,000	$-		$42,335,000
Pre-tax income (loss)	916,000	837,000	(1,396,000)	(a)	357,000
Assets	43,077,000	3,946,000	18,038,000	(b)	65,061,000
Depreciation and amortization	202,000	22,000	70,000		294,000
Interest	1,000	-	5,000		6,000
Capital expenditures	-	15,000	6,000		21,000
2014
Revenues	$43,899,000	$2,729,000	$-		$46,628,000
Pre-tax income (loss)	2,379,000	656,000	(1,299,000)	(a)	1,736,000
Assets	30,568,000	19,057,000	1,293,000	(c)	50,918,000
Depreciation and amortization	69,000	-	222,000		291,000
Interest	4,000	2,000	-		6,000
Capital expenditures	58,000	-	-		58,000

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Nine Months Ended June 30,
2015
Revenues	$119,166,000	$7,285,000	$-		$126,451,000
Pre-tax income (loss)	3,153,000	1,409,000	(3,153,000)	(a)	1,409,000
Assets	43,077,000	3,946,000	18,038,000	(b)	65,061,000
Depreciation and amortization	522,000	41,000	299,000		862,000
Interest	7,000	1,000	4,000		12,000
Capital expenditures	199,000	27,000	6,000		232,000
2014
Revenues	$133,711,000	$6,831,000	$-		$140,542,000
Pre-tax income (loss)	9,240,000	781,000	(3,525,000)	(a)	6,496,000
Assets	30,568,000	19,057,000	1,293,000	(c)	50,918,000
Depreciation and amortization	202,000	-	651,000		853,000
Interest	18,000	5,000	6,000		29,000
Capital expenditures	130,000	-	-		130,000

(a)	Consists of executive salaries and other expenses not allocated to reportable segments.
(b)	Consists principally of deferred tax asset.
(c)	Consists principally of cash.

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

As of June 30, 2015, the Company had approximately 1,250 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 31 Company offices located in New York, New Jersey, Florida, Texas, Washington and Illinois branches, the Company has approximately 113 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RECENT DEVELOPMENTS

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Summary

The Company’s third quarter of fiscal year 2015 resulted in a decrease in revenues and operating expenses of 9% and 6%, respectively, resulting in a decrease in pre-tax margin of approximately 79% versus the prior year quarter. While Commissions and Trading revenues declined from the comparative prior year quarter, Investment Banking and Tax Preparation and Accounting revenues increased over the prior year quarter. Investment Advisory revenues also declined 1% in the current quarter.

The environment in which we operate remains challenging. In the third quarter of 2015 we narrowed the gap to revenue generated in the prior year quarter versus our comparative performance in the fiscal second quarter, however our pre-tax earnings declined 37% and 79% from the second quarter of 2015 and third quarter of 2015, respectively. While most categories of expenses declined either in line with revenue generation or from the continuing focus on controlling operating expenses, Professional Fees including legal, strategic advisory, consulting and recruiting increased.

Despite the ongoing rebound in sales of alternative investment (“AI”) products, retail commissions decreased from the prior year quarter. Our AI sales have increased to their best levels since the first fiscal quarter of 2014, however the third quarter of 2014 was, at that point, the highest level of AI revenue recorded. Lower market influenced transaction volumes in general continued to negatively impact brokerage commissions. Our Trading business continues to be weaker when comparing to prior year quarters due to low market volatility, continuing low interest rates, and the fact that fiscal 2014 product demand was exceptionally strong in certain product segments. Taking these factors into consideration, volumes and spreads have returned to more normalized levels in the fiscal 2015 quarters. Our assets under management and advisory continue to grow, and we are optimistic going forward about our investment management service offering and its competitiveness.

On a positive note, our Investment Banking and Tax and Accounting businesses increased 21% and 7%, respectively, over the prior year third quarter. Investment Banking deal execution continues to be strong, and our Tax and Accounting business continues its steady fee and client growth.

As a result of these factors, and an extremely low effective tax rate in the fiscal 2014 third quarter, the Company reported after tax net income of $149,000 and $1,707,000 for the quarters ended June 30, 2015 and 2014, respectively.

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Commissions	$24,272,000	$27,864,000	$(3,592,000)	(13)%
Principal transactions	2,418,000	3,977,000	(1,559,000)	(39)
Investment banking	6,356,000	5,273,000	1,083,000	21
Investment advisory	3,797,000	3,839,000	(42,000)	(1)
Interest and dividends	946,000	906,000	40,000	4
Transfer fees and clearing services	1,735,000	2,105,000	(370,000)	(18)
Tax preparation and accounting	2,724,000	2,557,000	167,000	7
Other	87,000	107,000	(20,000)	(19)
Total Revenues	$42,335,000	$46,628,000	$(4,293,000)	(9)%

Total revenues decreased $4,293,000, or 9%, in the third quarter of fiscal year 2015 to $42,335,000, from $46,628,000 in the third quarter of fiscal year 2014. As noted in the summary above and in the preceding table, strength in Investment Banking and Tax Preparation and Accounting was offset by weaker performance in our Commissions and Principal Transactions businesses. Transfer Fees and Clearing Services are highly correlative with our Commissions business.

Commission revenue decreased $3,592,000, or 13%, to $24,272,000 in the current quarter from $27,864,000 during the third quarter of fiscal year 2014. Retail commissions decreased on lower AI sales and a generally weaker market environment for trade execution in the current quarter. Issues including Greece debt and China growth concerns, continuing low interest rates and Fed rate increase uncertainty, and low volatility and commodity prices have all contributed to continuing lower market and volumes. AI sales are rebounding as we move further into fiscal year 2015, however the third quarter of fiscal 2014 was the strongest quarter for AI sales in the Company’s history. Unfavorable comparatives to the prior year period are therefore highly correlated with AI products. As previously disclosed, the Company suspended sales of certain AI products in November of 2014 and while many of these products have been thoroughly vetted and reinstated, sales are recovering slowly.

Principal transactions, consisting primarily of proprietary trading, market making, and customer trade facilitation, and include activities in equities, municipal and corporate debt and treasury bonds, saw a decline of 39% in the current quarter versus the third quarter of fiscal 2014. Revenue decreased $1,559,000 to $2,418,000, from $3,977,000 during the third quarter of fiscal year 2014. This business continues to suffer from comparisons to a favorable trading environment in fiscal 2014, which included exceptionally strong product demand in certain product segments including equities and municipal bonds. Volumes and spreads have converged to more traditional levels in fiscal 2015. Trading in treasury securities continued to suffer due to continuing low interest rates and Fed rate hike uncertainty.

Investment banking fees increased $1,083,000, up 21%, to $6,356,000 in the current quarter from $5,273,000 during the third quarter of fiscal year 2014. A strong deal pipeline with solid offerings and execution in the current quarter helped surpass what was also a strong third quarter last year.

Investment advisory fees decreased $42,000, or 1%, to $3,797,000 in the current quarter from $3,839,000 in the third quarter of fiscal year 2014. Our NAM assets are continuing to grow, and we are comfortable with our service offering and business competitiveness.

Interest and dividend income increased by $40,000, or 4%, to $946,000 in the current quarter from $906,000 in the third quarter of fiscal year 2014. This decrease is primarily attributable to slightly higher customer margin and free cash balances in place during the quarter.

Transfer fees and clearing services decreased $370,000, or 18%, to $1,735,000 in the current quarter from $2,105,000 in third quarter of fiscal year 2014. This decrease is directly associated with the decline in Commission revenue and is primarily due to fewer retail transactions processed during the period.

Tax preparation and accounting fees increased $167,000, or 7%, to $2,724,000 from $2,557,000 in the third quarter of fiscal year fiscal year 2014. Our client base and fees for this category continue to show steady growth.

Other revenue decreased $20,000, or 19%, to $87,000 in the current quarter from $107,000 during the third quarter of fiscal year 2014.

Operating Expenses

In comparison with the 9% decrease in total revenues, operating expenses decreased by 6% in the current quarter. Expenses declined by $2,914,000, to $41,978,000 in the current quarter compared to $44,892,000 in the same quarter of fiscal year 2014. The decrease in expenses is primarily as a result of the decrease in commissions, however most expense categories declined or immaterially increased versus the prior year quarter, with the exception of Professional fees.

	Three Months Ended June 30,		Increase ( Decrease)
	2015	2014	Amount	Percent
Commissions, compensation and fees	$35,819,000	$38,475,000	$(2,656,000)	(7)%
Clearing fees	681,000	860,000	(179,000)	(21)
Communications	1,176,000	1,217,000	(41,000)	(3)
Occupancy	1,021,000	1,064,000	(43,000)	(4)
License and registration	441,000	385,000	56,000	15
Professional fees	1,721,000	1,071,000	650,000	61
Interest	6,000	6,000	-	-
Depreciation and amortization	294,000	291,000	3,000	1
Other administrative expenses	819,000	1,523,000	(704,000)	(46)
Total Operating Expenses	$41,978,000	$44,892,000	$(2,914,000)	(6)%

Commission, compensation, and fees, which includes expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees, decreased by $2,656,000, or 7%, to $35,819,000 in the current quarter from $38,475,000 for the third quarter of fiscal year 2014. The decrease is highly attributable to the decline in revenues. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $113,000 and $60,000 for third quarter of fiscal years 2015 and 2014, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $218,000 and $217,000 for the three months ended June 30, 2015 and 2014, respectively.

Clearing fees decreased $179,000, or 21%, to $681,000 in the current quarter from $860,000 in the third quarter of fiscal year 2014. The decrease is largely the result of the decline in total transactions executed during the current quarter as compared to the same quarter in fiscal year 2014. In addition, negotiated reductions in certain clearing costs and amortization of deferred clearing credits resulting from signed coterminous amendments to its clearing agreements with National Financial Services, its primary clearing firm for the Broker-Dealer Subsidiaries, contributed to the cost reduction.

Communications expenses decreased by $41,000, or 3%, to $1,176,000 in the current quarter from $1,217,000 in the third quarter of fiscal year 2014.

Occupancy expenses decreased $43,000, or 4%, to $1,021,000 in the current quarter from $1,064,000 in the third quarter of fiscal year 2014. This decrease is primarily due to the continuous review and consolidation of offices where appropriate, reducing the square footage of office space rented by the company.

License and registration increased by $56,000, or 15%, to $441,000 in the current quarter from $385,000 in the third quarter of fiscal 2014. This increase is due to fees incurred in the registration of new brokers during the quarter.

Professional fees increased by $650,000, or 61% to $1,721,000 in the current quarter from $1,071,000 in the third quarter of fiscal year 2014. This increase is attributed to higher legal, strategic advisory, consulting and recruiting costs.

Interest expense was flat to the prior period quarter at $6,000.

Depreciation and amortization expenses increased by $3,000, or 1%.

Other administrative expenses decreased $704,000, or 46%, to $819,000 in the current quarter from $1,523,000 in the third quarter of fiscal year 2014. This decrease is primarily attributable to aggressive management of other administrative expenses such as insurance and office supplies across the Company. Provisions for arbitration settlements are also down versus the prior year quarter.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Summary

The Company’s first nine months of fiscal year 2015 resulted in a decrease in revenues and operating expenses of 10% and 7%, respectively, resulting in a decrease in pre-tax margin of approximately 78% versus the prior year to date period. Commissions, Principal transactions and Transfer fees and clearing services revenues declined, while Investment Banking, Investment Management and Tax Preparation and Accounting Fees increased over the prior year to date period.

As a result, the Company reported after tax net income of $783,000 and $6,225,000 for the nine months ended June 30, 2015 and 2014, respectively. In addition to the less attractive business environment in fiscal year 2015, after-tax profitability is skewed favorably to fiscal 2014 due to a very low effective tax rate in that period, from the recognition of  tax loss carryforwards.

Revenues

	Nine Months Ended June 30,		Increase ( Decrease)
	2015	2014	Amount	Percent
Commissions	$74,434,000	$85,777,000	$(11,343,000)	(13)%
Principal transactions	8,562,000	13,119,000	(4,557,000)	(35)
Investment banking	15,869,000	14,225,000	1,644,000	12
Investment advisory	11,149,000	10,775,000	374,000	3
Interest and dividends	2,624,000	2,723,000	(99,000)	(4)
Transfer fees and clearing services	6,302,000	6,873,000	(571,000)	(8)
Tax preparation and accounting	7,231,000	6,832,000	399,000	6
Other	280,000	218,000	62,000	28
Total Revenues	$126,451,000	$140,542,000	$(14,091,000)	(10)%

Total revenues decreased $14,091,000, or 10%, in the first nine months of fiscal year 2015 to $126,451,000 from $140,542,000 in the comparative period of fiscal year 2014.

Retail commissions decreased $11,343,000 to $74,434,000 in the current period versus the $85,777,000 recorded in fiscal 2014. This was primarily due to lower transaction volumes, and the previously disclosed suspension of the sale of certain AI products in November 2014. The overall market environment has been generally weaker in fiscal 2015 and the trend continued in the current period. Regarding AI, although many of these products have since been reinstated to the Company’s list of approved AI products and sales continue to improve, they have not rebounded to the levels achieved in fiscal 2014.

Principal transactions, consisting primarily of our trading activities in equities, municipal and corporate debt and treasury bonds, declined 35% to $8,562,000 in the current period, compared to $13,119,000 in the same period last year. Light trading volumes, low interest rates and low volatility have all contributed to a slow trading environment. In addition, on a year to year comparative basis, the decline is exacerbated due to the very favorable trading environment experienced fiscal year 2014. The equity and municipal bond sectors were stronger in 2014, and in 2015 we are seeing a return to more normalized levels.

Investment banking increased 12% over the same period last year to $15,869,000. The execution environment has been generally favorable to our deal pipeline in the current year, combining solid offerings with healthy demand for new issue product from our growing client base.

Investment advisory fees increased $374,000, or 3%, to $11,149,000 in the current period, from $10,775,000 in the first nine months of fiscal year 2014. The favorable increase is the result of consistent growth in our assets under management.

Interest and dividends decreased by $99,000, or 4%, to $2,624,000 from $2,723,000 in the first nine months of fiscal year 2015 compared with the same period in fiscal year 2014. This decrease is primarily attributable to slightly lower average customer margin and free cash balances in place during the first nine months.

Transfer fees and clearing services decreased $571,000, or 8%, to $6,302,000 in the current quarter from $6,873,000 in the first nine months of fiscal year 2014. These fees are highly correlated with commissions, therefore this decrease is consistent with the lower retail commission revenue earned during the period.

Tax preparation and accounting fees increased $399,000, or 6%, to $7,231,000 in the current period from $6,832,000 in the first nine months of fiscal year 2014. Our client base and fees from this revenue segment continue to show steady growth.

Other revenue increased $62,000, or 28%, to $280,000 in the current period from $218,000 during the first nine months of fiscal year 2014.

Operating Expenses

In comparison with the 10% decrease in total revenues, total expenses decreased 7%, or $9,004,000 to $125,042,000 for the first nine months of fiscal year 2015, compared to $134,046,000 in the comparative period of fiscal year 2014. The decrease in total expenses is primarily due to the decrease in retail commissions, which has a direct effect on compensation, variable fees and clearing costs. Professional fees increased due to higher legal, strategic advisory, consulting and recruiting costs during the fiscal third quarter.

	Nine Months Ended June 30,		Increase ( Decrease)
	2015	2014	Amount	Percent
Commissions, compensation and fees	$107,205,000	$115,003,000	$(7,798,000)	(7)%
Clearing fees	2,209,000	3,001,000	(792,000)	(26)
Communications	3,618,000	3,548,000	70,000	2
Occupancy	3,046,000	3,090,000	(44,000)	(1)
License and registration	1,308,000	1,138,000	170,000	15
Professional fees	3,541,000	3,169,000	372,000	12
Interest	12,000	29,000	(17,000)	(59)
Depreciation and amortization	862,000	853,000	9,000	1
Other administrative expenses	3,241,000	4,215,000	(974,000)	(23)
Total Operating Expenses	$125,042,000	$134,046,000	$(9,004,000)	(7)%

Commissions, compensation, and fees include those expenses based on commission revenue, net dealer inventory gains and investment banking, as well as compensation to our non-broker employees. These expenses decreased by $7,798,000, or 7%, to $107,205,000 in the current year, from $115,003,000 for the first nine months of fiscal year 2014.  The decrease is almost entirely attributable to the decrease in revenues. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $262,000 and $166,000 for the first nine months of fiscal year 2015 and 2014, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $470,000 and $644,000 for the first nine months ended June 30, 2015 and 2014, respectively.

Clearing fees decreased $792,000, or 26%, to $2,209,000 in the current period from $3,001,000 in the first nine months of fiscal year 2014. The decrease is largely the result of the decline in total transactions executed during the first nine months of fiscal 2015. This expense category also declined due to negotiated reductions in certain clearing costs, and the amortization of deferred clearing credits when the Company signed coterminous amendments to its clearing agreements with National Financial Services, its primary clearing firm for the Broker Dealer Subsidiaries.

Communications expenses increased by $70,000, or 2%, to $3,618,000 in the current period from $3,548,000 in the first nine months of fiscal year 2014. This increase is primarily due to the updating of services within the Company’s Gilman Ciocia branches since their acquisition.

Occupancy expenses decreased $44,000 to $3,046,000 in the current period from $3,090,000 in the first nine months of fiscal year 2014. This decrease resulted from the savings from the consolidation of two Gilman offices into one that began to take effect in the second quarter of 2015 and continued through the end of the third quarter of fiscal year 2015. We continue to look at office efficiencies wherever possible.

License and registration fees increased $170,000, or 15%, to $1,308,000 in fiscal 2015 from $1,138,000 in the first nine months of fiscal year 2014. This increase is primarily due to the cost of the NASDAQ listing in March 2015 and higher fees for newly registered associates and branches in the first nine months of 2015, compared to the same period in 2014.

Professional fees increased $372,000, or 12%, to $3,541,000 in the current period from $3,169,000 in the first nine months of fiscal year 2014. This increase is attributed to higher legal, strategic advisory, consulting and recruiting costs.

Interest expense decreased by $17,000, or 59%, to $12,000 in the current year from $29,000 in the first nine months of fiscal year 2014.

Depreciation and amortization expenses increased $9,000, or 1%, to $862,000 in fiscal 2015 from $853,000 in the first nine months of fiscal year 2014.

Other administrative expenses decreased $974,000 to $3,241,000 in the current period from $4,215,000 in the first nine months of fiscal year 2014. This decrease is due to lower customer settlements and significant reductions in insurance costs and office expenses during the current year.

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

For the three months ended June 30, 2015 and 2014, EBITDA, as adjusted, was $988,000 and $2,310,000, respectively. This decrease of $1,322,000, or 57%, resulted from a decrease in revenues and the resulting lower gross margin, and higher legal and management consulting contract expenses recorded during the quarter.

For the nine months ended June 30, 2015 and 2014, EBITDA, as adjusted, was $3,015,000 and $8,188,000, respectively. This decrease of $5,173,000 or 63%, resulted from a decrease in revenues and the resulting lower gross margin recorded in the first nine months of the current fiscal year, as well as higher professional fees.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income, as reported	$149,000	$1,707,000	$783,000	$6,225,000
Interest expense	6,000	6,000	12,000	29,000
Income taxes	208,000	29,000	626,000	271,000
Depreciation	79,000	94,000	238,000	295,000
Amortization	215,000	197,000	624,000	558,000
EBITDA	657,000	2,033,000	2,283,000	7,378,000
Non-cash compensation expense	218,000	217,000	470,000	644,000
Forgivable loan amortization	113,000	60,000	262,000	166,000
EBITDA, as adjusted	$988,000	$2,310,000	$3,015,000	$8,188,000

EBITDA, adjusted for forgivable loan amortization and non-cash compensation expense, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at June 30,		Average Balance during first nine months of
	2015	2014	2015	2014
Cash	$24,399,000	$23,624,000	$23,648,000	$19,337,000
Receivables from broker-dealers and clearing organizations	4,158,000	5,259,000	4,046,000	4,141,000
Securities owned	1,494,000	1,073,000	1,223,000	691,000
			12,282,000
Accounts payable, accrued expenses and other liabilities	18,070,000	19,187,000	5,245,000	19,246,000

We maintain a reasonably high level of liquidity on our balance sheet. At June 30, 2015 and 2014, respectively, 53% and 53% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers and others. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. In February 2015, pursuant to a directive form FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At June 30, 2015, National Securities had net capital of $7,735,270 which was $7,485,270 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2015, vFinance Investments had net capital of $2,531,107 which was $1,531,107 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 175.1%. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

During the first nine months of fiscal 2015 and 2014, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $232,000 and $130,000 during the first nine months of fiscal 2015 and 2014, respectively.

	Nine months ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$783,000	$6,225,000
Non-cash adjustments
Depreciation and amortization	862,000	854,000
Stock based compensation	470,000	644,000
Deferred tax expense	620,000	-
Other	457,000	632,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	(995,000)	(206,000)
Accounts payable and accrued expenses and other liabilities	(1,600,000)	(667,000)
Prepaid expenses	(345,000)	354,000
Other	(86,000)	(321,000)
Net cash used in (provided by) operating activities	166,000	7,515,000

Cash flows from investing and financing activities
Acquisition-related cash acquired	-	1,654,000
Payment of certain liabilities of acquired entity	-	(5,400,000)
Purchase of fixed assets	(232,000)	(130,000)
Net cash used in investing activities	(232,000)	(3,876,000)
Net (decrease) increase in cash	$(66,000)	$3,639,000

Nine months ended June 30, 2015

The decrease in receivables from clearing organizations, broker-dealers and others during the first nine months of fiscal 2015 is primarily due to lower commissions earned during the last month of the current quarter as compared to the same month of the previous year. These receivables are typically received within 10 days of the close of the month.

The decrease in accounts payable, accrued expenses and other liabilities is primarily due to the payment of approximately $2 million in income taxes during the nine months ended June 30, 2015, of which $732,000 were included in accounts payable and accrued expenses and other liabilities at September 30, 2014 and, to a lesser extent, timing differences in payments of commissions and other payables which may vary depending when they are earned during the respective quarters.

Nine months ended June 30, 2014

The decrease in receivables from clearing organizations, broker-dealers and others during the first nine months of fiscal 2014 is primarily due to the lower revenue in the first nine months of 2014. Receivables are typically received within 10 days of the close of the month.

The decrease in accounts payable, accrued expenses and other liabilities is primarily due to timing differences in payments of commissions and other payable which may vary depending when they are earned during the respective quarters.

Cash provided by investing activities during the first nine months of 2014 amounted to $1,524,000 and is primarily attributable to cash acquired of $1,654,000 resulting from the Gilman merger. Cash used in financing activities of $5,400,000 was for the payment of certain liabilities of Gilman at the date of closing of the merger.

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

The following table shows the quoted market values of marketable securities we owned ("long") and securities we sold but have not yet purchased ("short"), as of June 30, 2015:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$63,000	$37,000
Municipal bonds	1,183,000	212,000
Restricted stock and warrants	248,000	-
Total	$1,494,000	$249,000

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Based on our evaluation of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company establishes liabilities for potential losses from complaints, legal actions, government investigations and proceedings where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, the Company bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. These claims may be covered by our errors and omissions insurance policy. While the Company believes these claims are without merit, will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on the Company's financial position. At June 30, 2015 and September 30, 2014, the Company accrued approximately $635,000 and $440,000, respectively, for these matters, and are included in "Accounts Payable and other Accrued Expenses" in the accompanying consolidated statements of financial condition. The Company has included in "Professional fees", litigation and FINRA related expenses of $566,000 and $274,000 for the three months ended June 30, 2015 and 2014, respectively, and for the nine months ended June 30, 2015 and 2014, $1,466,000 and $852,000, respectively.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Principal Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

August 14, 2015	By:	/s/ Robert B. Fagenson
Robert B. Fagenson
Executive Chairman of the Board and Chief Executive Officer

August 14, 2015	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer