Form 10-K
period 2015-09-30
NATIONAL HOLDINGS CORP
filed 2015-12-28
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2015
Commission File No: 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact Name of Registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 Park Ave, 14th Floor, New York, NY 10022
(Address, including zip code, of principal executive offices)
Registrant's telephone number, including area code: (212) 417-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.02 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

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

At March 31, 2015, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $3.90 per share for the registrant's common stock, as quoted on the NASDAQ Capital Market was approximately $39,773,046.

As of December 22, 2015, there were 12,473,968 shares of the registrant's common stock outstanding.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	general economic conditions;

•	our ability to obtain future financing or funds when needed;

•	our ability to maintain sufficient regulatory net capital;

•	the ability of our broker-dealer operations to operate profitably in the face of intense competition from larger full-service and discount brokers;

•	a general decrease in financing and merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed;

•	increased competition from on line and business development portals;

•	technological changes;

•	our potential inability to implement our growth strategy through recruiting, acquisitions or joint ventures;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

•	our continued ability to maintain and execute our business strategy.

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

Item 1. BUSINESS

General

National Holdings Corporation (“National,” “we,” “us,” “our,” or the “Company”), a Delaware corporation organized in 1996, operates through its wholly-owned subsidiaries which principally provide financial services. Through our broker-dealer and investment advisory subsidiaries, we (1) offer full service retail brokerage to high net worth individual and institutional clients, (2) provide investment banking, merger and acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engage in trading securities, including making markets in micro and small-cap NASDAQ and other exchange listed stocks and (4) provide liquidity in the United States Treasury marketplace.

Our broker-dealer subsidiaries consist of National Securities Corporation, a Washington corporation (“National Securities” or “NSC”), and vFinance Investments, Inc., a Florida corporation (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). As a result of the merger with Gilman Ciocia, Inc, a Delaware corporation ("Gilman"), in October 2013, the Company added Prime Capital Services, Inc., a New York corporation (“Prime”), to its portfolio of Broker Dealer Subsidiaries, however, in November 2013, National Securities and Prime received approval from the Financial Industry Regulatory Authority (“FINRA”) allowing for a mass transfer of Prime’s brokers and customer accounts to National Securities. This transfer, completed on November 22, 2013, was done to reduce overhead and consolidate the administrative and regulatory structures of the two entities. Prime filed a broker-dealer withdrawal in January 2014. The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, Boca Raton, Florida, and Seattle, Washington. Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC") and the Commodities and Futures Trading Commission, are members of FINRA, Securities Investor Protection Corporation (the "SIPC") and the National Futures Association ("NFA").

Our brokers operate either as independent contractors or employees. An independent contractor registered representative who becomes an affiliate of a Broker-Dealer Subsidiary typically establishes his or her own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, computer and other equipment, market data, software and general office supplies. As a result, the independent contractor registered representative is entitled to retain a higher percentage of the commissions generated by his or her sales than a registered representative employee at a traditional employee-based brokerage firm. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for lower production registered representative. A registered representative employee is provided with office space, technology, regulatory support and administrative support in exchange for a lower retention percentage of his production.

The Company’s wholly-owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"), is a federally-registered investment advisors providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed. In connection with the Gilman merger, we acquired Asset and Financial Planning LTD, a New York corporation ("AFP"). All registered investment advisors and customer accounts of AFP were moved into NAM in May 2014 and AFP has ceased all operations.

Our wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation (“National Insurance”), and Prime Financial Services, a Delaware corporation (“Prime Financial”), which was acquired in the Gilman merger, provide fixed insurance products to their clients, including life insurance, disability insurance, long-term care insurance and fixed annuities.

Our wholly-owned subsidiary, Gilman, provides tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

The Company’s wholly-owned subsidiary, GC Capital Corporation, a Washington corporation ("GC"), was acquired in the Gilman merger and provides licensed mortgage brokerage services in New York and Florida.

Recent Developments
In November 2015, B. Riley Financial, Inc. (“B. Riley”) submitted to the board of directors of National an unsolicited $3.25 per share stock acquisition offer for all of the outstanding shares of common stock of National not already owned by B. Riley or its affiliates. On November 30, 2015, National and B. Riley entered into a non-binding letter of intent pursuant to which, among other things, National granted B. Riley a 30-day exclusivity period. National agreed to the 30-day exclusivity period to give it time to evaluate the merits of the B. Riley offer, engage in negotiations and, as the proposal is for a stock transaction, to perform its due diligence on B. Riley and allow them to complete their due diligence process on National. A committee of our independent directors is evaluating this offer to determine what course of action it believes would be in the best interests of its shareholders. To assist the special committee in the evaluation process, National hired an outside advisor. The execution of the letter of intent does not mean that a transaction with B. Riley will be consummated on the terms contemplated by the letter of intent or at all.

Also in November 2015, CB Pharma Acquisition Corp. (“CB Pharma”) submitted to the board of directors of National a non-binding proposal to acquire all the outstanding shares of common stock of National for $3.25 per share in cash or, for shareholders of National who choose instead to receive common stock of CB Pharma in lieu of cash, up to 50% of their outstanding shares of common stock of National in exchange for $3.50 per share in common stock of CB Pharma. National’s board of directors acknowledged receipt of the non-binding proposal and will review the details of the offer for consideration.

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

Financial Information about Industry Segments

The Company realized approximately 78% of its total revenues in fiscal year 2015 from brokerage services, principal and agency transactions, and investment banking. During fiscal year 2015, brokerage services consisting of retail brokerage commissions represented 59% of total revenues, principal and agency transactions consisting of net dealer inventory gains represented 6% of total revenues, and investment banking, consisting of corporate finance commissions and fees, represented 13% of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Brokerage Services

The Broker-Dealer Subsidiaries are each registered as a broker-dealer with the SEC and are licensed in all 50 states, the District of Columbia and Puerto Rico. The Broker-Dealer Subsidiaries are also members of the FINRA, the SIPC, the Municipal Securities Rulemaking Board (“MSRB”) and the NFA.

Investment executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to supervisory procedures and applicable rules and regulations. In addition, investment executives have direct access to research materials, management, traders, and all levels of support personnel.

The brokerage services provided by our registered representatives and investment advisors include execution of purchases and sales of stocks, options, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2015, stocks and options represented approximately 47% of our business, bonds represented approximately 3% of our business, and mutual funds, annuities and various other securities made up approximately 19% of our business. The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

Typically, our Broker-Dealer Subsidiaries do not recommend particular securities to customers. Rather, recommendations to customers are determined by individual investment executives based upon their own research and analysis, subject to applicable FINRA customer suitability standards. Most investment executives perform fundamental (as opposed to technical) analysis. Solicitations are made by telephone, email, seminars or newsletters.

Our Broker-Dealer Subsidiaries generally act as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which we do not make a market, and charge commissions based on the services we provide to our customers. In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. We may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. We believe our mark-ups, mark-downs and commissions are competitive based on the services we provide to our customers. The commission charges and mark-ups or mark-downs must be in compliance with guidelines established by FINRA. In order to increase revenues generated from these activities, we continuously seek to hire additional registered representatives and work with our current registered representatives to increase their productivity.

Payments to both our independent and employee registered representatives are based on commissions generated and represent a variable cost rather than a fixed cost of operating our business. Commission expense represents a significant majority of our total expenses. We work to control our fixed costs in order to achieve profitability based upon our expectation of market conditions and the related level of revenues. Historically, most of our investment executives served as independent contractors responsible for providing their own office facilities, sales assistants, telephone, Internet, computer and other equipment, software, market data, supplies and other items of overhead. However, following the merger with Gilman and the transfer of customers and registered representatives from Prime to National Securities, approximately one third of our total registered representative are now employees. As of September 30, 2015, we had a total of approximately 1152 associates of which 336 were employees and 816 were independent contractors. Of these, approximately 792 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining our obligations for federal and state withholding, unemployment and social security taxes.

Investment executives in the brokerage industry are traditionally compensated on the basis of set percentages of total commissions and mark-ups generated. Most brokerage firms bear substantially all of the costs of maintaining their sales forces, including providing office space, sales assistants, telephone and Internet service, computers and other equipment and supplies.
The average commission paid to employee investment executives in the brokerage industry generally ranges from 30% to 50% of total commissions generated.

Since we require a majority of our investment executives to absorb their own overhead and expenses, we pay a higher percentage of the net commissions and mark-ups generated by our investment executives, as compared to traditional investment executives in the brokerage industry. This arrangement also reduces fixed costs and lowers the risk of operational losses for lower or non-producing brokers. Our operations include execution of orders, processing of transactions, internal financial controls, supervision and compliance with regulatory and legal requirements.

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

Broker Dealer Trading

Our Broker-Dealer Subsidiaries buy and may maintain inventories in equity securities as “market-makers” for sale of those securities to other dealers and to our customers. We may also maintain inventories in corporate, government and municipal debt securities for sale to customers. The level of our market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets. As of September 30, 2015, we made markets in approximately 3,800 micro and small-cap NASDAQ and other exchange-listed and over the counter quoted stocks. We anticipate that we will continue market-making trading activity in the future, which may include securities of companies for which we managed or co-managed a public offering.

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

Investment Advisory Services

NAM, a wholly-owned subsidiary of the Company and an SEC-registered investment advisor, offers advisory services described below to clients in various programs. Under such customized engagements, clients authorize NAM to purchase and sell securities on a discretionary or non-discretionary basis (depending on the program) pursuant to investment objectives chosen by the client. The client’s Investment Advisory Representative (“IAR”) obtains the essential facts from the client, and assists in determining the appropriate program. The IAR provides ongoing investment advice and management that is tailored to the individual needs of the client through a review of the investment profile and objectives of the client. Depending on the program selected and the client’s profile and objectives, the types of securities that may be purchased or sold include mutual funds, ETFs, equities, options, fixed income securities, structured notes, interests in partnerships such as real estate, oil and gas, as well as management of variable annuity sub-accounts. Clients generally may impose reasonable restrictions on investing in certain securities or groups of securities.
NAM receives compensation from clients through assets under management fees, administrative fees, and in some instances, hourly fees, fixed fees, performance-based fees or carried interest. IARs receive a portion of the fees in accordance with their contract with NAM. A NAM IAR may also be a registered representative with National Securities, a subsidiary of the Company and an affiliate of NAM, and therefore can establish and service brokerage accounts for NAM clients.
Programs currently offered by NAM include: (1) The Portfolio Advisor Program, pursuant to which the client’s IAR manages individual client accounts through various investments on a discretionary basis; (2) The Portfolio Advisor Plus Program, in which the client’s IAR manages individual client accounts through various investments on a discretionary basis, with an alternative pricing structure whereby qualified clients may pay a performance-based fee in addition to an asset-based fee; (3) The Morningstar Managed Portfolios Program, a proprietary program offered through Morningstar Investment Services, Inc., consisting of multiple investment strategies with multiple portfolios intended for a range of clients based on such factors as age, financial situation, time horizon, risk tolerance and any reasonable restrictions that the client may place on the portfolio selected for the account; (4) The Investment Advisor Program, pursuant to which IARs provide advisory services with respect to variable annuity products, plans such as 401(k)s, 403(b)s, mutual funds, and retirement funds, as well as individually managed client accounts; (5) financial planning, offered for a flat fee or an hourly rate; (6) discretionary management services for private funds; (7) retirement solutions provided to plan providers, plan sponsors, and participants through various products, services and custodial platforms, including FOLIO Institutional; (8) wrap programs, using a platform offered by Envestnet Asset Management, Inc., an SEC registered investment adviser and turnkey asset management platform provider; the Envestnet platform provides wealth management technology for registered investment advisers along with asset management programs; (9) a unified managed account program (a unified managed account refers to an account that combines investment vehicles and one or more independent money managers into a single or “unified” managed account) using Foliofn Investments, Inc; Foliofn is a custodian that offers a fractionalized share trading platform which enables investors to diversify investments across multiple securities; and (10) a program utilizing the FTJ FundChoice Program, in which NAM serves as the advisor for the client on a non-discretionary basis.
NAM operates its programs as directed brokerage subject to most favorable execution of client transactions. NAM does not require a client to utilize any particular broker/custodian and currently has relationships with a number of brokers/custodians that provide brokerage, clearing and custody services to clients in the programs. The choice of which broker/custodian to utilize is determined by the client in consultation with their IAR, and a client enters into a separate contractual relationship with the selected broker/custodian. Based on the client's selection, all transactions for their accounts are then placed through the selected broker-dealer. NAM clients may pay ticket charges for brokerage services according to the agreement between the client and the selected custodian.
Clients may elect to use National Securities as their broker-dealer for certain programs. National Securities maintains a clearing arrangement with NFS to execute transactions at negotiated clearing rates. NSC receives a portion of ticket charges paid by NAM clients for trades executed through National Securities. NAM does not receive any compensation for such brokerage services.

NAM may combine multiple orders for shares of the same securities purchased for advisory accounts. NAM then allocates a portion of the shares to participating accounts in a fair and equitable manner. NAM does this to obtain, to the extent possible, the optimal execution for clients. The distribution of the shares purchased is typically pro rata based on size of the orders placed for each account. It is not based on account performance or the amount or structure of management fees. When NAM IARs combine orders, each participating account pays an average price per share for all transactions and pays a proportionate share of all transaction costs. Accounts owned by associated IARs may participate in block trading with client accounts; however, they will receive an allocation only after all client orders are filled.

Institutional Services

A critical element of our business strategy is to identify institutional, quality investments that offer above market returns. We support that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance. Hedge funds represent the fastest growing segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. We offer fund managers access to investment opportunities and independent research products. Additionally, we offer fund managers the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions as well as special execution services using volume weighted averages and average pricing for micro and small-cap stocks. We believe that our investment executives engaged in institutional services have a mutually beneficial relationship with our Investment Banking Division (“IBD”) as fund managers looking for investment opportunities fund IBD's corporate clients and our relationships with fund managers may create opportunities to increase the number and quality of IBD clients.

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

Tax Preparation and Accounting Services

We provide tax preparation and small business accounting services through our wholly-owned subsidiary, Gilman. Tax preparation business is conducted predominantly during the period from February through April of each year. During the 2014 tax year season, Gilman prepared approximately 20,000 United States income tax returns, state and local returns.

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

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. In February 2015, pursuant to a directive form FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2015, National Securities had net capital of $8,160,810 which was $7,910,810 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

vFinance Investments is also subject to Rule 15c3-1, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2015, vFinance Investments had net capital of $2,475,484 which was $1,475,484 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 194.5%. vFinance Investments is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

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

The Gramm-Leach-Bliley Act and related Federal Trade Commission regulations require us to adopt and disclose customer privacy policies.

Application of Laws and Rules to Internet Business and Other Online Services

Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. When the Securities Act of 1933, as amended (the “Securities Act”), which governs the offer and sale of securities, and the Exchange Act, which governs, among other things, the operation of the securities markets and broker-dealers, were enacted, such acts did not contemplate the conduct of a securities business through the Internet and other online services. The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, FINRA and other regulatory agencies.

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

Since our services through our subsidiaries are available over the Internet in multiple jurisdictions and we have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While the Broker-Dealer Subsidiaries are currently registered as broker-dealers in the jurisdictions described in this Annual Report, all of our subsidiaries are qualified to do business as corporations in only a few international jurisdictions. Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

Intellectual Property

We own the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R) and Gilman Ciocia(R).

Employees

As of September 30, 2015, the Company’s personnel consisted of the following:

Position	Salaried Employees	Independent Contractors	Total
Officers	11	—	11
Administration	192	196	388
Brokers	72	608	680
Traders	33	—	33
Investment Bankers	7	1	8
Advisors	—	9	9
Accountants and tax preparers	21	2	23
Totals	336	816	1,152

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

Reports to Security Holders

We maintain a website with the address www.nhldcorp.com. We make available free of charge through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments thereto, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. You may read and copy any materials we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

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

We reported pretax income of approximately $478,000 in fiscal year 2015 as compared to pretax income of approximately $7,822,000 million in fiscal year 2014. There is no assurance that we will continue to be profitable in the future. If we are unable to sustain profitability, we may need to curtail, suspend or terminate certain operations.

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

Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the SEC's Uniform Net Capital Rule 15c3-1.

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

We depend on the continued services of our management team, particularly Robert B. Fagenson and Mark Goldwasser, as well as our ability to hire additional members of management, and to retain and motivate other officers and key employees. We may not be able to find an appropriate replacement for any or all of the aforementioned or any other executive officer if the need should arise. Due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel, could become subject to suspensions or other limitations on the scope of their services to the Company from time to time. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products.

Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. In February 2015, pursuant to a directive from FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2015, National Securities had net capital of $8,160,810 which was $7,910,810 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

vFinance Investments is also subject to Rule 15c3-1, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2015, vFinance Investments had net capital of $2,475,484 which was $1,475,484 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 194.5%. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

Rule 15c3-1 is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with Rule 15c3-1 limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. Rule 15c3-1 also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer. The Broker-Dealer Subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below the minimum requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if Rule 15c3-1 is changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain present levels of business, which could have a material adverse effect on our business.

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

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the subprime residential mortgage market that began in 2008. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, our profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments. We act as a market maker in publicly traded shares of common stock. In market making transactions, we undertake the risk of price changes on the stock we hold in positions, or being unable to resell the shares of common stock we hold, or being unable to purchase the common stock we haves sold but not yet purchased. These risks are heightened by the illiquidity of many of the shares of common stock we trade and/or make a market. Any losses from our trading activities, including as a result of unauthorized trading by our employees, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our future success will depend on our ability to develop and enhance our services and add new services. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant risks in the development of new or enhanced services, including the risks that we will be unable to:

•	effectively use new technologies;

•	adapt our services to emerging industry or regulatory standards; or

•	market new or enhanced services.

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

We permit our clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the client's account. During periods of volatile markets, the value of the collateral held by clearing brokers could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing brokers sell or buy securities at prevailing market prices, and may incur losses to satisfy client obligations. We have agreed to indemnify our clearing brokers for losses they incur while extending credit to our clients.

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

We run the risk that employee and independent contractor misconduct could occur. Misconduct by employees and independent contractors could include:

•	employees and independent contractors binding us to transactions that exceed authorized limits or present unacceptable risks to us;

•	employees and independent contractors hiding unauthorized or unsuccessful activities from us; or

•	the improper use of confidential information.

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

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. We could experience system failures and degradations in the future. We cannot assure you that we will be able to prevent an extended and/or material system failure if any of the following events occur:

•	human error;

•	subsystem, component, or software failure;

•	a power or telecommunications failure;

•	an earthquake, fire, or other natural disaster or act of God;

•	hacker attacks or other intentional acts of vandalism; or;

•	terrorist acts or war.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol "NHLD". Traditionally, the trading volume of our common stock has been limited. For example, for the 30 trading days ending on September 30, 2015, the average daily trading volume was approximately 30,000 shares per day. During such 30-day period the closing price of our common stock ranged from a high of $3.37 to a low of $2.75. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

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

As of September 30, 2015, our executive officers, directors and/or entities that these individuals are affiliated with, owned approximately 18.2% of our outstanding common stock, or approximately 21.3% on a fully-diluted basis. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions.

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

Our board of directors has the authority, without further action by our stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

•	dividend rights;

•	conversion rights;

•	voting rights, which may be greater or lesser than the voting rights of our common stock;

•	rights and terms of redemption;

•	liquidation preferences; and;

•	sinking fund terms.

At September 30, 2015, there are no shares of our preferred stock outstanding. The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company.

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

Leases expire at various times through August 2025. The Company believes the rent at each of its locations is reasonable based on current market rates and conditions. We consider the facilities of our company and those of our subsidiaries to be reasonably insured and adequate for the foreseeable needs of the Company and its subsidiaries.

The following chart provides information related to these lease obligations as of September 30, 2015:

Address	Approximate Square Footage	Approximate Annual Base Lease Rental	Note	Lease Termination Date
410 Park Ave, 14th Floor New York, NY	11,885	$594,250		30-Oct-18
1001 Fourth Ave, Suite 3750 Seattle, WA	9,739	$349,131		30-Jun-17
2875 NE 191st Street Suite 601 Aventura FL	5,208	$221,964		31-May-21
1200 N. Federal Highway, Suite 400 Boca Raton, FL	11,510	$201,425		31-Aug-21
111 South Wacker Drive Chicago, IL	4,544	$140,864	(a)	30-Apr-17
35-30 Francis Lewis Blvd Flushing NY	4,600	$126,000		31-Jul-16
14802 N. Dale Mabry Blvd Suite 101 Tampa FL	5,000	$124,404		31-Dec-16
901 E. Las Olas Blvd Fort Lauderdale FL	3,911	$117,336		Three months notice
4000 Rt. 66, Suite 331 Tinton Falls, NJ	4,258	$107,450		30-Nov-16
2424 N. Federal Highway Suite 200 Boca Raton FL	6,075	$105,636		31-Dec-16
11 Raymond Ave Suite 22 Poughkeepsie NY	3,558	$91,800		30-Jun-18
540 Gidney Ave Newburgh NY	2,500	$90,504		30-Jun-16
500 Portion Rd Suite 306 Lake Ronkonkoma NY	4,727	$85,236		1-Jan-18
20 Squadron Blvd Suite 103 New City NY	2,042	$75,576		31-Aug-19
7370 College Parkway Ft Meyers FL	3,749	$71,736		30-Nov-16
181 East Jericho Turnpike, 2nd Floor, Mineola, NY	3,000	$66,120		30-Apr-25
1550 Third Ave Suite 103 New York NY	1,212	$64,884		30-Nov-17
5839 Main St Williamsville NY	3,159	$63,876		31-Dec-18
3535 Military Trail Suite 201/202 Jupiter FL	2,944	$61,452		Six month notice
2800 Bruckner Blvd Suite 205 Bronx NY	2,500	$58,488		30-Jun-16
28050 US19 North, Suite 300, Clearwater FL	3,165	$56,976		30-Apr-20
970 N. Congress Ave Suite 200 Boynton Beach FL	2,702	$52,884		30-Jun-17
11 Raymond Ave Suite 21 Poughkeepsie NY	2,200	$51,720		31-Jul-20
2619 Emmons Ave Brooklyn NY	1,500	$38,460		month to month
1501 W. Fairbanks Ave Winter Park FL	1,840	$36,000		Six months notice
5959 Central Ave Suite 100 St Petersburg FL	1,859	$33,456		30-Apr-17
5550 Merrick Rd Suite 300 Massapequa NY	1,575	$30,984		Six months notice
5103 Memorial Highway, Tampa, FL	2,190	$30,000		28-Feb-17
982 Main St Fishkill NY	1,500	$27,060		31-Dec-16
3301 Bonita Beach Rd Suite 107 Bonita Beach FL	1,740	$26,100		31-Aug-16
44 Stelton Rd Piscataway NJ	1,242	$23,160		31-Dec-16
10220 US Hwy 19 Port Richie FL	1,016	$22,380		30-Jun-16
3265 Johnson Ave Suite 201 Riverdale NY	161	$19,980		31-Aug-16
2170 W. St. Rd. 434 Longwood, FL	940	$15,007		30-Sep-16

a)	This lease is sublet to an unaffiliated entity

Item 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Several cases have no stated alleged damages. Claim amounts are infrequently indicative of the actual amounts the Company will be liable for, if any. Further, the Company has a history of collecting amounts awarded in these types of matters from its brokers that are still affiliated, as well as from those that are no longer affiliated. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and the ultimate outcome of these matters cannot be determined at this time.

On October 26, 2015, NAM consented to an Order of the Securities and Exchange Commission in an administrative proceeding initiated under the Investment Advisers Act of 1940 (the “Advisors Act”). The Order concerns (1) a failure to disclose to advisory clients in writing or obtain client consent to over 21,000 securities trades executed in a principal capacity, (2) a failure to report in its Securities and Exchange Commission filings and timely disclose to clients the disciplinary histories of several of its associated persons, (3) a failure to properly enforce its Code of Ethics when its then Chief Executive Officer and several directors and employees failed to submit required reports on their personal securities trading to NAM, (4) a failure to adopt and supplement compliance policies and procedures reasonably designed to prevent violations of certain provisions of the Adviser’s Act and the rules thereunder, and (5) a failure to conduct a required annual review of its compliance policies and procedures.

NAM consented to the issuance of the Order without admitting or denying the matters set forth therein. NAM agreed to cease and desist from committing or causing any violations and any future violations of Sections 201, 204A, 206(3) and 207 of the Advisers Act and SEC Rules 204-1, 204-3, 204A-1 and 206(4)-7 thereunder. In addition, NAM agreed to the imposition of a censure, a civil monetary fine of $200,000, and certain undertakings, including the appointment of an independent compliance consultant to review and make recommendations regarding NAM’s supervisory and compliance procedures.

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2015 and 2014, the Company accrued approximately $817,000 and $440,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statement of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. The Company has included in "Professional fees" litigation and FINRA related expenses of $2,057,000 and $1,542,000 for fiscal years 2015 and 2014, respectively.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 3, 2015, our common stock began trading on the NASDAQ Capital Market under the symbol "NHLD". Prior to the uplisting to the NASDAQ Capital Market on March 3, 2015, our common stock traded on the OTCQB under the symbol "NHLD". Quotations on the NASDAQ Capital Market and the OTCQB Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices for the common stock for the period from October 1, 2013 to September 30, 2015.

Period	High	Low

October 1, 2013/December 31, 2013	$6.00	$3.40
January 1, 2014/March 31, 2014	$5.80	$4.22
April 1, 2014/June 30, 2014	$5.85	$3.20
July 1, 2014/September 30, 2014	$6.00	$4.65

Period	High	Low

October 1, 2014/December 31, 2014	$5.45	$4.15
January 1, 2015/March 31, 2015	$5.20	$3.80
April 1, 2015/June 30, 2015	$4.05	$3.11
July 1, 2015/September 30, 2015	$3.85	$2.55

The closing price of the common stock on December 23, 2015, as quoted on the NASDAQ, was $2.66 per share.

Stockholders

As of September 30, 2015, the Company had approximately 445 stockholders of record and estimates its total number of beneficial stockholders at approximately 903.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2015 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans (1) not approved by security holders	1,370,000	$6.34	180,000

(1)	Consists of options issued under the Company's 2013 Omnibus Incentive Plan

Issuer Purchases of Equity Securities

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	$2,000,000
August 1, 2015 - August 31, 2015	14,400	$3.15	14,400	$1,954,760
September 1, 2015 - September 30, 2015	32,243	$3.03	46,643	$1,856,779

Subsequent to September 30, 2015 and through the date of the issuance of this report, the Company acquired an additional 33,933 shares at an average cost of approximately $2.51 per share.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in Item 1 above. Any forward-looking statements contained in or incorporated into this Annual Report on Form 10-K speak only as of the date of this Report. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

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

As of September 30, 2015, we had approximately 1,152 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our offices in New York City, New York, Tinton Falls, New Jersey, Boca Raton and Longwood, Florida, Boerne, Texas and Seattle, Washington, the Company has approximately 26 Gilman corporate offices and with our approximately 125 other registered offices, most of which are operated by (and either leased or owned by) our independent contractors, who must maintain all appropriate licenses and are responsible for all office overhead and expenses, our combined branch count is approximately 157.

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

In November 2015, B. Riley Financial, Inc. (“B. Riley”) submitted to the board of directors of National an unsolicited $3.25 per share stock acquisition offer for all of the outstanding shares of common stock of National not already owned by B. Riley or its affiliates. On November 30, 2015, National and B. Riley entered into a non-binding letter of intent pursuant to which, among other things, National granted B. Riley a 30-day exclusivity period. National agreed to the 30-day exclusivity period to give it time to evaluate the merits of the B. Riley offer, engage in negotiations and, as the proposal is for a stock transaction, to perform its due diligence on B. Riley and allow them to complete their due diligence process on National. A committee of our independent directors is evaluating this offer to determine what course of action it believes would be in the best interests of its shareholders. To assist the special committee in the evaluation process, National hired an outside advisor. The execution of the letter of intent does not mean that a transaction with B. Riley will be consummated on the terms contemplated by the letter of intent or at all.

Also in November 2015, CB Pharma Acquisition Corp. (“CB Pharma”) submitted to the board of directors of National a non-binding proposal to acquire all the outstanding shares of common stock of National for $3.25 per share in cash or, for shareholders of National who choose instead to receive common stock of CB Pharma in lieu of cash, up to 50% of their outstanding shares of common stock of National in exchange for $3.50 per share in common stock of CB Pharma. National’s board of directors acknowledged receipt of the non-binding proposal and will review the details of the offer for consideration.

Fiscal Year 2015 Highlights

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

The Company’s critical accounting policies are as follows:

Revenue Recognition - Commission revenue represents commissions generated by the Company's financial advisors for their clients' purchases and sales of mutual funds, variable annuities, general securities and other financial products, a high percentage of which is paid to the advisors as commissions for initiating the transactions.

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

Results of Operations

Fiscal Year 2015 Compared with Fiscal Year 2014

The Company’s fiscal year 2015 resulted in a decrease in revenues, and a commensurate decrease in total expenses, as compared with fiscal year 2014. As a result, the Company reported net income before taxes of $478,000 for the fiscal year ended 2015 as compared to $7,822,000 for fiscal year end 2014. The Company recorded income tax expense of $193,000 in 2015, as compared to having recognized a deferred income tax benefit of $10,821,000 in fiscal year 2014 (resulting primarily from the recognition of the probable ability of the Company to make use of net operating loss carryovers in future tax years). Net income reported for fiscal years 2015 and 2014 amounted to $285,000 and $18,643,000, respectively.

Revenues

	Fiscal Year		Increase ( Decrease)
	2015	2014	Amount	Percent
Commissions	$96,222,000	$114,301,000	$(18,079,000)	(16)%
Net dealer inventory gains	10,512,000	16,482,000	(5,970,000)	(36)%
Investment banking	21,004,000	19,035,000	1,969,000	10%
Investment advisory	14,967,000	14,161,000	806,000	6%
Interest and dividends	3,604,000	3,541,000	63,000	2%
Transfer fees and clearing services	7,993,000	8,676,000	(683,000)	(8)%
Tax preparation and accounting	8,248,000	7,811,000	437,000	6%
Other	496,000	285,000	211,000	74%
Total Revenues	163,046,000	184,292,000	$(21,246,000)	(12)%

Total revenues decreased $21,246,000, or 12%, in fiscal year 2015 to $163,046,000 from $184,292,000 in fiscal year 2014. The decrease in revenues is primarily due to the challenging market environment that we are operating in. Despite higher year over year revenues in Investment banking, Investment advisory, and Tax preparation and accounting, weaker revenues were reported in Commissions and Net dealer inventory gains and most other retail-related revenue components declined.

•
Commissions decreased by $18,079,000, or 16%, to $96,222,000 from $114,301,000 during fiscal year 2015 when compared to fiscal 2014. Lower transaction volumes and a sluggish market environment resulted in generally lower transaction volumes in fiscal 2015;

•
Net dealer inventory gains, which includes profits on proprietary trading, market making activities, and customer mark-ups and mark-downs decreased by $5,970,000, or 36%, to $10,512,000 from $16,482,000 during fiscal year 2015 when compared to fiscal 2014. Light trading volumes coupled with low interest rates and low market volatility have all contributed to a weaker trading environment in 2015 as compared to 2014;

•
Investment banking increased by $1,969,000, or 10%, to $21,004,000 from $19,035,000, during fiscal year 2015 when compared to fiscal 2014. The origination environment resulted in a strong deal pipeline yielding strong investment opportunities for our clients.

•
Investment advisory, which primarily consists of fees charged to our clients in our asset-based money management group, increased by $806,000, or 6%, to $14,967,000 from $14,161,000 during fiscal year 2015 when compared to fiscal 2014. The increase is primarily due to the addition of new investment advisors, which increased the total assets under management during fiscal 2015;

•
Interest and dividends which primarily consists of interest earned on customer margin account balances and dividend revenue, increased by $63,000, or 2%, to $3,604,000 from $3,541,000 during fiscal year 2015 when compared to fiscal 2014. The increase is due to higher customer margin account balances;

•
Transfer fees and clearing services, which primarily consists of fees charged to our registered representatives to execute on their behalf, decreased by $683,000, or 8%, to $7,993,000 from $8,676,000 during fiscal year 2015 when compared to fiscal 2014. The decrease is consistent with the lower number of transactions made on behalf of our clients during the most recent year consistent with lower commission revenue;

•
Tax preparation and accounting, which primarily consists of fees charged to clients for the preparation of income tax returns and other general accounting services increased by $437,000, or 6%, to $8,248,000 from $7,811,000 during fiscal year 2015 when compared to fiscal 2014. The increase is primarily due to the acquisition of a tax preparation and accounting office in February 2015 resulting in the preparation of more returns for our clients during fiscal 2015;

•	Other revenue increased by $211,000, or 74%, to $496,000 from $285,000 during fiscal year 2015 when compared to fiscal 2014.

Operating expenses

	Fiscal Year		Increase ( Decrease)
	2015	2014	Amount	Percent
Commissions, compensation and fees	139,452,000	152,145,000	(12,693,000)	(8)%
Clearing fees	2,904,000	3,701,000	(797,000)	(22)%
Communications	4,774,000	4,772,000	2,000	—%
Occupancy	4,051,000	4,056,000	(5,000)	—%
Licenses and registration	1,725,000	1,620,000	105,000	6%
Professional fees	4,301,000	4,099,000	202,000	5%
Interest	13,000	33,000	(20,000)	(61)%
Depreciation and amortization	1,127,000	1,136,000	(9,000)	(1)%
Other administrative expenses	4,221,000	4,908,000	(687,000)	(14)%
Total Operating Expenses	162,568,000	176,470,000	(13,902,000)	(8)%

In comparison with the 12% decrease in total revenues, total expenses decreased 8%, or $13,902,000, to $162,568,000 for fiscal year 2015 compared to $176,470,000 in fiscal year 2014. The decrease in total expenses is primarily due to the decrease in commissions and net dealer inventory gains which has a direct effect on compensation, variable fees and clearing costs. Clearing costs were also reduced by the amortization of deferred clearing credits received from NFS.

•
Commission, compensation, and fees include those expenses based on commission revenue, net dealer inventory gains revenue and investment banking revenues, as well as compensation to our non-broker employees. These expenses decreased by $12,693,000, or 8%, to $139,452,000 in fiscal 2015 from $152,145,000 from fiscal year 2014. The decrease is almost entirely attributable to the decline in revenues. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $538,000 and $243,000 for fiscal 2015 and 2014, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation includes the amortization of the fair value associated with stock based compensation of $590,000 and $1,124,000 for fiscal years 2015 and 2014, respectively.

•
Clearing fees decreased by $797,000 or 22% to $2,904,000 from $3,701,000 during fiscal year 2015 when compared to the prior year. The decrease is commensurate with the lower transaction volumes, further reduced by the amortization of deferred clearing discounts which amounted to $184,000 and $134,000 in fiscal 2015 and 2014, respectively, resulting from of our renegotiated clearing agreement with NFS which took effect in the third quarter of fiscal year 2014.

•	Communication expenses increased by $2,000 to $4,774,000 from $4,772,000 during fiscal year 2015 when compared to the prior year.

•	Occupancy expenses decreased by $5,000 to $4,051,000 from $4,056,000 during fiscal year 2015 when compared to the prior year.

•
Licenses and registration costs increased by 105,000, or 6%, to $1,725,000 from $1,620,000 during fiscal year 2015 when compared to the prior year. This increase is primarily due to the registration of NHLD on the NASDAQ.

•
Professional fees increased by $202,000, or 5% to $4,301,000 from $4,099,000 during fiscal year 2015 when compared to the prior year. The increase in professional fees is primarily a result of legal and consulting costs incurred pertaining to potential transactions that the Company was considering or responding to during fiscal year 2015 as compared to 2014.

•
Interest expense decreased by $20,000, or 61%, to 13,000 from 33,000 during fiscal year 2015 when compared to the prior year. This decrease is due to various capital leases that reached maturity during fiscal year 2015.

•	Depreciation and amortization expense decreased by $9,000 to $1,127,000 from $1,136,000 during fiscal year 2015 when compared to the prior year.

•
Other administrative expenses which includes but is not limited to advertising, equipment leases, office supplies, dues and subscriptions and insurance decreased by $687,000, or 14%, to $4,221,000 from $4,908,000 during fiscal year 2015 compared to 2014. This decrease is due in part to the renegotiation of certain insurance premiums, further reductions of certain overhead cost such as office supplies and office expenses adding to the cost savings of Gilman post-merger synergies, and partially offset by an increase in settlement costs.

Income tax (benefit) expense

In the fourth quarter of fiscal 2014, after utilization of the Company’s net operating loss carryforward to offset taxable income for 2014 and the corresponding reversal of a portion of the valuation allowance, the remaining valuation allowance of approximately $11,925,000, including $1,809,000 recorded in connection with the acquisition of Gilman, was reversed and recorded as a deferred tax benefit in the consolidated statement of operations. Management’s decision for such reversal was based on income from operations in 2014 as well as recent trends and expectations of future profitability. Based on such available evidence, management concluded that it is more likely than not that its deferred tax assets would be realized.

Net Income

The Company reported net income in fiscal 2015 of $285,000 or $0.02 per common share on a fully diluted basis, as compared to net income of $18,643,000, or $1.50 per common share on a fully diluted basis in fiscal year 2014.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-based compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities. For fiscal years 2015 and 2014, EBITDA, as adjusted, was $2,746,000 and $10,358,000, respectively. This decrease of $7,612,000 during fiscal year 2015 when compared to 2014 resulted primarily from a decrease in operating profitability.

The following table presents a reconciliation of net income as reported in accordance with generally accepted accounting principles, or GAAP, to EBITDA, as adjusted.

	Fiscal Year Ended
	2015	2014

Net income, as reported	$285,000	$18,643,000
Interest expense	13,000	33,000
Income taxes	193,000	(10,821,000)
Depreciation and amortization	1,127,000	1,136,000
EBITDA	1,618,000	8,991,000
Non-cash compensation expense	590,000	1,124,000
Forgivable loan amortization	538,000	243,000
EBITDA, as adjusted	$2,746,000	$10,358,000

EBITDA, as adjusted for non-cash compensation expense and forgivable loan amortization is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance September 30,		Average Balance during fiscal
	2015	2014	2015	2014
Cash	$24,642,000	$24,465,000	$23,691,750	$22,225,000
Receivables from broker-dealers and clearing organizations	3,078,000	4,985,000	3,568,750	4,641,000
Securities owned – at fair value	887,000	1,061,000	1,179,000	764,000

Accounts payable, accrued expenses and other liabilities	16,915,000	19,290,000	16,946,750	16,667,000

At September 30, 2015 and 2014, 45% and 47%, respectively, of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

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

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. In February 2015, pursuant to a directive form FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2015, National Securities had net capital of $8,160,810 which was $7,910,810 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2015, vFinance Investments had net capital of $2,475,484 which was $1,475,484 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 194.5%. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

Advances, dividend payments and other equity withdrawals from the Broker-Dealer Subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company. During 2015 and 2014, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

Our primary sources of liquidity include our cash flow from operations and the sale of our securities and other financing activities. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least 2016. However, we may need to raise funds to enhance our working capital and for strategic purposes.

At September 30, 2015, National Holdings Corporation had no interest-bearing debt.

On October 15, 2013, we satisfied $5.4 million of certain of Gilman’s outstanding liabilities from cash on hand and from the net proceeds received from the sale of common stock in August 2013.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have amounted to $254,000 and $204,000 during fiscal years 2015 and 2014, respectively.

	Year ended September 30,
	2015	2014
Cash flows from operating activities
Net Income	$285,000	$18,643,000
Depreciation and amortization	1,127,000	1,136,000
Deferred tax expense (benefit)	263,000	(11,925,000)
Amortization of advances to registered representatives	538,000	243,000
Stock-based compensation	590,000	1,124,000
Other	62,000	457,000

Changes in operating assets and liabilities
Receivables from clearing organizations, broker-dealers and others	1,959,000	(966,000)
Forgivable loans	(1,257,000)	(469,000)
Accounts payable and accrued expenses and other liabilities	(2,933,000)	(554,000)
Other	(58,000)	741,000
Net cash provided by operating activities	576,000	8,430,000

Cash flows from investing activities
Cash acquired at acquisition	—	1,654,000
Purchase of fixed assets	(254,000)	(204,000)
Net cash used in (provided by) investing activities	(254,000)	1,450,000

Cash flows from financing activities
Repayment of certain liabilities of acquired entity	—	(5,400,000)
Repurchase of shares of common stock	(145,000)	—
Net cash used in by financing activities	(145,000)	(5,400,000)
Net increase in cash	$177,000	$4,480,000

Year ended September 30, 2015

The decrease in receivables from clearing organizations, broker-dealers and others at September 30, 2015 as compared to September 30, 2014 is primarily due to the lower revenues in September 2015 as compared to September 2014. These receivables are typically received within 30 days of the close of the month. The increase in forgivable loans in fiscal 2015 as compared 2014 is a result of an increase in payments associated with the engagement of new brokers. The decrease in accounts payable, accrued expenses and other liabilities at September 30, 2015 as compared to September 30, 2014 is primarily due to the reduction in commissions payable resulting from lower revenues at September 30, 2015 as compared to September 30, 2014 and the reduction of income tax liabilities offset by an increase in vendor payables.

Cash used in investing activities during fiscal year 2015 is attributable to cash used to acquire fixed assets, primarily consisting of computer equipment.

Cash used in financing activities during fiscal year 2015 consists of the repurchase of the Company's common stock.

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

Cash used in financing activities during fiscal year 2014 consists of our repayment of certain liabilities of Gilman

Operating cash flows from period to period

Our cash flows from operating activities declined to $177,000 from $4,480,000 for fiscal years 2015 and 2014, respectively. Such decrease is primarily attributable to the following:

•	A decrease in revenues offset by related expenses, such as broker commission payable during the respective periods;

•	Aforementioned changes in assets and liabilities during the respective periods.

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

Recent Accounting Guidance

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires the netting of unrecognized tax benefits against a deferred tax asset for the loss or other carryforward that would apply in settlement of the uncertain tax positions. The new guidance was effective for the Company beginning October 1, 2014. The adoption did not have any impact on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-8, which changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. ASU 2014-08, which is to be applied prospectively to all new disposals of components and new classifications as held for sale, will become effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on its financial statements.

In May 2014, the FASB issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company beginning October 1, 2018, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for the Company for annual periods and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on its financial statements.

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

The following table shows the fair values of the Company's securities owned and securities sold, but not yet purchased as of September 30, 2015 and 2014:

September 30, 2015	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$44,000	$32,000
Municipal bonds	638,000
Restricted stock	205,000	—
Total	$887,000	$32,000

September 30, 2014
Corporate stocks	$256,000	$55,000
Municipal bonds	696,000
Restricted stock	109,000	—
Total	$1,061,000	$55,000

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Based on the evaluation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Management’s Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a - 15(f) of the Exchange Act.

The Company's management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of September 30, 2015, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company's internal controls over financial reporting was effective as of September 30, 2015.

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

Internal Controls over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 identified in connection with the evaluation thereof by our management, including the Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2015 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our current directors and executive officers and their ages, positions, the class and year in which our each of our director's term expires, biographies and outside directorships are set forth below. Also included for our directors is information regarding their specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve on our Board. Our executive officers are appointed by, and serve at the discretion of, our Board. This information is as of December 22, 2015:

Name	Age	Positions Held	Class and Year in Which Term Expires
Robert B. Fagenson (5)	67	Executive Chairman and Chief Executive Officer	Class I, 2017
Mark Goldwasser (5)	56	President and Director	Class III, 2016
Richard Abbe (3)(6)	45	Director	Class III, 2016
James Ciocia	59	Director	Class I, 2017
Salvatore Giardina (1)(2)(3)	53	Director	Class III, 2016
William Lerner (3)(4)(6)	75	Director	Class I, 2017
Frank S. Plimpton (1)(2)(4)(6)	61	Director	Class II, 2018
Frederic B. Powers III (2)(3)(4)(6)	50	Director	Class II, 2018
Joshua Silverman (1)(6)	45	Director	Class I, 2017
Frederick Wasserman (1)(2)(6)	61	Director	Class I, 2017
Glenn C. Worman	56	Executive Vice President - Finance and Chief Operating Officer
Alan B. Levin	52	Chief Financial Officer
________________________

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Corporate Governance Committee

(4)	Member of Nominating Committee

(5)	Member of the Executive Committee

(6)	Member of the Strategy Committee

Robert Fagenson has been a member of our Board since March 2012 and has served as Executive Chairman and Chief Executive Officer since December 2014 and served as Executive Co-Chairman from July 2012 to December 2014. Mr. Fagenson has spent the majority of his career at the New York Stock Exchange, where he was Managing Partner of one of largest specialist firms operating on the exchange trading floor. Having sold his firm and subsequently retired from that business in 2007, he has been CEO of Fagenson. & Co., Inc., a 50 year old broker dealer that engaged in institutional brokerage as well as investment banking and money management. On March 1, 2012, Fagenson. & Co., Inc. transferred its brokerage operation, accounts and personnel to National Securities Corporation and operates as a branch office of that firm. During his career as a member of the New York Stock Exchange beginning in 1973, he has served as a Governor on the trading floor and was elected to the New York Stock Exchange Board of Directors in 1993, where he served for six years, eventually becoming Vice Chairman of the Board in 1998 and 1999. He returned to the Board in 2003 and served until the Board was reconstituted with only non-industry directors in 2004. Mr. Fagenson has served on the boards of a number of public companies and presently is the Non-Executive Chairman of Document Security Systems, Inc. (NYSE MKT - DSS) and a member of the Board of Cash Technologies Corp. He is also a Director of the National Organization of Investment Professionals (NOIP). In addition to his business related activities, Mr. Fagenson, serves as Vice President and a Director of New York Services for the Handicapped, Treasurer and Director of the Centurion Foundation, Director of the Federal Law Enforcement Officers Association Foundation, Treasurer and Director of the New York City Police Museum and as a Member of the Board of the Sports and Arts in Schools Foundation. He is a Member of the alumni boards of both the Whitman School of Business and the Athletic Department at Syracuse University. He also serves in a voluntary capacity on the boards and committees of many civic, social and community organizations. Mr. Fagenson received his B.S. degree in Transportation Sciences & Finance from Syracuse University in 1970. Our Board of Directors believes that Mr. Fagenson's extensive experience in serving on boards of directors and his leadership experience he gained by serving as Chief Executive Officer of Fagenson & Co., Inc., as well as his extensive knowledge of public company governance derived from his many years of service on the board of and as vice chairman of The New York Stock Exchange, qualifies him to serve on our Board of Directors.

Mark Goldwasser has served as a member of our Board since December 2001. Mr. Goldwasser joined the Company in June 2000. Mr. Goldwasser has served as our President since January 2013. From August 2000 to July 2008 Mr. Goldwasser also served as our President. From December 2001 to January 2013, he served as our Chief Executive Officer and from April 2005 to March 2012, he served as our Chairman. Prior to joining the Company, Mr. Goldwasser was the Global High Yield Sales Manager at ING Barings from 1997 to 2000. From 1995 to 1997, Mr. Goldwasser was the Managing Director of High Yield Sales at Schroders & Co., and from 1991 to 1995, the Vice President of Institutional High Yield Sales at Lazard Freres & Co. From 1984 to 1991, Mr. Goldwasser served as the Associate Director of Institutional Convertible Sales and Institutional High Yield Sales at Bear Stearns & Co., Inc. From 1982 to 1984, Mr. Goldwasser was a Floor member of the New York Mercantile Exchange (NYMEX) and the Commodity Center (COMEX). Our Board of Directors believes that Mr. Goldwasser's extensive experience in the broker dealer industry, as well as his extensive knowledge of all aspects of our business, qualifies him to serve on our Board of Directors.

Richard Abbe has served as a member of our Board since July 2014. Mr. Abbe is the Co-founder, and is a Principal and Managing Partner of Iroquois Capital Management, LLC and Iroquois Capital (offshore) Ltd. (collectively, "Iroquois Capital"). Mr. Abbe has served as Co-Chief Investment Officer of Iroquois since inception in 2003. Previously, Mr. Abbe co-founded and served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to that, he was employed by Lehman Brothers and served as Senior Managing Director at Gruntal & Company, LLC, where he also served on the firm's Board of Directors. Mr. Abbe also previously served as Founding Partner at Hampshire Securities. Mr. Abbe’s extensive knowledge of the capital markets and experience in matters involving corporate governance makes him a valuable asset to the Board of Directors.

James Ciocia has served as a member of our Board since October 2013. He was a principal founder of Gilman Ciocia, Inc. having opened its first tax preparation office in 1981 and serving as its Chief Executive Officer from 1981 until November 6, 2000 and as a director from 2001 to October 2013. Mr. Ciocia brings to the Board of Directors extensive business and operating experience as well as insights into and experiences within the tax preparation and financial planning industry.

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

William Lerner has served as a member of our Board since March 2013. For over the last five years, Mr. Lerner has been engaged in the private practice of corporate and securities law in New York and Pennsylvania. Since 2006, Mr. Lerner has served as a director/trustee of The Daily Income Fund, a diversified, open-end management investment company, and also serves on its Compensation Committee and is the Chairman of the Compliance and Risk Committee. Mr. Lerner also served as Branch Chief of the Enforcement Division at the SEC and a former officer and director of compliance at the American Stock Exchange. Mr. Lerner serves on the Board of Directors of Sanomedics, Inc., a medical technology company focused on developing, manufacturing and acquiring technology product and service companies, and The Daily Income Fund and the California Daily Tax Income Fund, both SEC registered money-market mutual funds. Our Board of Directors believes that Mr. Lerner's perspective as a non-management director and his experience as a corporate lawyer with substantial experience and insight into matters relating to the SEC and the securities markets qualifies him to serve on our Board of Directors.

Frank S. Plimpton has served as a member of our Board since June 2010. Mr. Plimpton has over 35 years of experience in reorganizations, investment banking and private equity investing. Mr. Plimpton is an investor, having worked for Matlin Patterson Global Advisors LLC and its predecessor within Credit Suisse First Boston (distressed-for-control private equity 1998-2008), Wexford Capital Advisors (special situations), Pegasus Financial (special situations), Smith Management Company (distressed securities); previously, Mr. Plimpton worked as a restructuring advisor, including PaineWebber Incorporated (now part of UBS, M&A and restructuring), Solomon Brothers, Inc. (now part of Citicorp, M&A and restructuring), and Milbank, Tweed, Hadley & McCloy (bankruptcy lawyer); Mr. Plimpton previously served on the Boards of Broadpoint Gleacher Securities, Inc., XLHealth Corporation, Renewable BioFuels, LLC, and NorthernStar Natural Gas, LLC. Mr. Plimpton holds a BA in Applied Mathematics and Economics from Harvard College, and an MBA and LLB from The

University of Chicago. Our Board of Directors believes that Mr. Plimpton's extensive experience in private equity, reorganizations, investment banking and investing qualifies him to serve on our Board of Directors.

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

Joshua Silverman has served as a member of our Board since July 2014. Mr. Silverman is the Co-founder, and is a Principal and Managing Partner of Iroquois Capital Management, LLC, the Registered Investment Advisor to Iroquois Capital LP and Iroquois Capital (Offshore) Ltd. (collectively, “Iroquois”). Mr. Silverman has served as Co-Chief Investment Officer of Iroquois since inception in 2003. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman’s extensive experience investing in public and private companies and solving company inefficiencies as they relate to corporate structure, cash flow and management qualifies him to serve on our Board of Directors.

Frederick Wasserman has served as a member of our Board since October 2013. He served as a director of Gilman Ciocia, Inc. from September 2007 under October 2013. Since May 2008, Mr. Wasserman has served as the President of FGW Partners, LLC, which provides management and financial consulting services. From January 2007 until April 2008, Mr. Wasserman provided management and financial consulting services as a sole practitioner. From August 2005 until December 31, 2006, Mr. Wasserman served as the Chief Operating and Chief Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Mr. Wasserman is non-executive Chairman of the Board and audit committee member for DHL Holdings Corp. (formerly TeamStaff, Inc.), a provider of government logistics services. Mr. Wasserman is also a director and Chairman of the audit committee of MAM Software Group Inc., a provider of software products for the automobile aftermarket, director and Chairman of the audit committee and compensation committee member of Breeze-Eastern Corporation, a manufacturer and distributor of cargo and rescue lifting equipment. Mr. Wasserman also serves as a member of the Board of Directors of SMTC Corporation, a global Electronics Manufacturing Services provider, based in Toronto, Canada, is the Chairman of their audit committee and serves on their compensation and nominating committees. As the President of a management and financial consulting services firm, and former Chief Financial Officer, Chief Operating Officer and President of several public and private companies, Mr. Wasserman brings to our Board a great deal of experience as an active member of a number of public company boards as well as a deep understanding of the financial and operational aspects of a business.

Glenn C. Worman, has been our Executive Vice President - Finance since May 2015 and Chief Operating Officer since November 2015.  Prior to May 2015 Mr. Worman served as Chief Financial Officer for the Americas to ICAP plc, an inter dealer broker and provider of post trade risk mitigation and information services, from July, 2011 through March, 2015.  Mr. Worman has also served in a wide variety of senior management positions at major investment banks and broker-dealers.  A 23 year career at Merrill Lynch (June, 1985 through March, 2008) included segment CFO positions in Fixed Income and Equity Trading, Investment Management, and Wealth Management.  He also held senior finance positions in Corporate Reporting, and was responsible for various strategic analysis projects at that firm. From April, 2008 through February, 2009 he headed Finance for Wealth Management at Morgan Stanley, and from January, 2010 through June, 2011 he served as the Chief Operating Officer for Finance in the Americas at Deutsche Bank. Mr. Worman earned a Masters degree in Finance from Fairleigh Dickinson University.

Alan B. Levin, has been our Chief Financial Officer since the merger with vFinance, Inc. in July 2008. Prior to that, he served as Chief Financial Officer of vFinance since January 2007. Prior to that date, he served as its Interim Chief Financial Officer since July 2006 and its Controller since June 2005. Prior to joining vFinance, Mr. Levin served as Chief Financial Officer for United Capital Markets, Inc. from September 2000 to January 2005. Mr. Levin has over 15 years of experience in the brokerage industry serving as a Financial and Operations Principal and 25 years of experience serving in accounting management roles in various industries. He received a B.S. degree in Economics with a concentration in Accounting from Southern Connecticut State University in New Haven, Connecticut in 1986.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from certain reporting persons, all required Section 16(a) filings applicable to its directors, executive officers and greater-than-ten-percent beneficial owners were properly filed during the fiscal year ended September 30, 2014, except that Alan B. Levin, Chief Financial Officer, did not timely file a Form 4 for a transaction occurring in September 2014, but such Form 4 was subsequently filed.

Code of Ethics and Business Conduct
We have adopted the National Holdings Corporation Code of Ethics and Business Conduct (the “Code of Conduct”), a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and is publicly available on the SEC’s website at www.sec.gov. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver from a provision of the Code of Conduct to our directors or executive officers, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board from those procedures set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders, filed with the SEC on July 2, 2015.

Audit Committee

The Audit Committee consists of Salvatore Giardina, Frank S. Plimpton, Joshua Silverman and Frederick Wassermann. Each committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee and meets the current independence requirements for Audit Committee membership under both the rules of the SEC and The Nasdaq Stock Market. Under SEC rules, companies are required to disclose whether their audit committees have an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K under the Exchange Act. The Board of Directors has determined that Salvatore Giardina is a financial expert.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation paid by us to each of Robert B. Fagenson, Mark H. Goldwasser, Glenn C. Worman and Mark D. Klein (collectively the “Named Executive Officers”) during the fiscal years ended September 30, 2015 and 2014:

Name and Capacity	Year	Salary	Bonus	Equity Compensation(1)	Other Compensation(2)	Total Compensation
Robert Fagenson (3)	2015	$180,000	$50,000	$34,000	$21,000	$285,000
Chairman and Chief Executive Officer	2014	$180,000	$120,000	$50,000	$20,000	$370,000

Mark H. Goldwasser	2015	$460,000	$335,000	$34,000	$31,000	$860,000
President	2014	$440,000	$373,000	$50,000	$30,000	$893,000

Glenn C. Worman (4)	2015	$112,000	$40,000	$201,000	$—	$353,000
Chief Operating Officer and Executive Vice President - Finance	2014	$—	$—	$—	$—	$—

Mark D. Klein (3)	2015	$50,000	$100,000	$74,000	$—	$224,578
Former Executive Co- Chairman and Chief Executive Officer	2014	$200,000	$261,000	$304,000	$—	$765,000
________________________

(1)	The amount shown in this column represents the grant date fair value of options or restricted stock unit awards as determined pursuant to ASC 718.

(2)	Represents perquisite payments for auto allowance, club memberships and certain insurance premiums as follows:

	Fiscal Year End
	2015	2014
Robert B. Fagenson
Insurance Premiums	21,000	20,000
	$21,000	$20,000

Mark H. Goldwasser
Auto Allowance	$12,000	$12,000
Club membership	2,000	2,000
Insurance Premiums	17,000	16,000
	$31,000	$30,000

Glenn C. Worman
Auto Allowance	$—	$—
Club membership	—	—
Insurance Premiums	—	—
	$—	$—
Mark D. Klein
Auto Allowance	$—	$—
Club membership	—	—
Insurance Premiums	—	—
	$—	$—

(3)
Mr. Klein resigned as Executive Co-Chairman, Chief Executive Officer and a director of the Company on December 29, 2014. Following Mr. Klein’s resignation, Mr. Fagenson, Co-Executive Chairman of the Company at such time, became the Executive Chairman of the Company and, pursuant to the Company’s Bylaws, assumed the position of Chief Executive Officer.

(4)	Mr. Worman was appointed Executive Vice President – Finance of the Company on May 7, 2015 and Chief Operating Officer in November 2015.

Narrative Disclosure to Summary Compensation Table

Robert B. Fagenson
On June 20, 2013, National entered into a Co-Executive Chairman Compensation Plan with Robert B. Fagenson, as amended on June 6, 2014, October 31, 2014 and October 1, 2015 (as amended, the "Fagenson Agreement"), providing for the term of his employment for a period beginning January 25, 2013 and ending on December 31, 2015. The term of the Fagenson Agreement may be extended for successive 30 day periods on the terms set forth therein. During fiscal years 2015 and 2014, Mr. Fagenson’s base salary has been set by the Compensation Committee at an annual rate of $180,000 per annum. Since October 1, 2015, Mr. Fagenson's base salary has been set at an annual rate of $120,000 per annum. During the fiscal years ended September 30, 2015 and 2014, Mr. Fagenson received a bonus of $50,000 and 120,000, respectively. Mr. Fagenson is eligible for an annual bonus for each fiscal year of the term of the Fagenson Agreement. During the term of the Fagenson Agreement, Mr. Fagenson will serve as a member of the Executive Committee of National. Mr. Fagenson received a grant of nonforfeitable, nonqualified stock options to purchase 150,000 shares of our common stock under our 2013 Omnibus Stock Incentive Plan, of which (i) options to purchase 50,000 shares of our common stock vested immediately, one third of such options have an exercise price of $5.00, one third of such options have an exercise price of $7.00 and one third of such options have an exercise price of $9.00; (ii) options to purchase 50,000 shares of our common stock vested on June 20, 2014, one third of such options have an exercise price of $5.00, one third of such options have an exercise price of $7.00 and one third of such options have an exercise price of $9.00; and (iii) options to purchase 50,000 shares of Common Stock vested on June 20, 2015, one third of such options have an exercise price of $5.00, one third of such options have an exercise price of $7.00 and one third of such options have an exercise price of $9.00. The options expire on September 30, 2020.
Following Mr. Klein’s resignation, Robert Fagenson, Co-Executive Chairman of the Company at such time, became the Executive Chairman of the Company and, pursuant to the Company’s Bylaws, assumed the position of Chief Executive Officer.
Mark H. Goldwasser

On July 1, 2008, National entered into an Employment Agreement with Mark H. Goldwasser, as amended on November 23, 2009, June 20, 2013, and October 1, 2015 (collectively, the "Goldwasser Agreement"). The term of the Goldwasser Agreement will end on March 31, 2016, following which the term may be extended for successive 30 day periods on the terms set forth therein.

Pursuant to the Goldwasser Agreement, (i) Mr. Goldwasser’s base salary (1) for the fiscal year ended September 30, 2014, was set at the rate of $440,000 per annum; and (2) for the fiscal year ended September 30, 2015, was set at the rate of $460,000 per annum; (ii) all bonuses for fiscal years ended September 30, 2014 and September 30, 2015 were at the discretion of the board of directors of National and during the fiscal years ended September 30, 2014 and September 30, 2015, Mr. Goldwasser received cash bonuses in the amount of $372,500 and $335,000, respectively; and (iii) if the Goldwasser Agreement terminates or ends or is not extended for any reason other than the termination by Mr. Goldwasser prior to March 31, 2016 without Good Reason (as defined in the Goldwasser Agreement), Mr. Goldwasser is entitled to a payment of $400,000 payable pro rata over a twelve month period beginning on the date the Goldwasser Agreement so terminates, ends or is not extended.

Pursuant to the Goldwasser Agreement, Mr. Goldwasser was granted non-qualified stock options to purchase 100,000 shares of our common stock at an exercise price of $16.40 per share. As of September 30, 2012, all 100,000 shares of Mr. Goldwasser’s options have vested. The options were set to expire on June 30, 2015. On June 20, 2013 these options were modified to provide that (i) such options will expire upon the earlier to occur of June 20, 2016 and 18 months from the end of his employment; and (ii)(a) 30% of the options will have an exercise price of $3.00 per share; (b) 30% of the options will have an exercise price of $4.00 per share; (c) 20% of the options will have an exercise price of $5.00 per share; and (d) 20% of the options will have an exercise price of $6.00 per share.

In addition, on June 20, 2013, Mr. Goldwasser received a grant of nonforfeitable, nonqualified stock options to purchase 150,000 shares of our common stock under our 2013 Omnibus Stock Incentive Plan, of which (i) options to purchase 50,000 shares of our common stock vested immediately, one third of such options have an exercise price of $5.00, one third of such options have an exercise price of $7.00 and one third of such options have an exercise price of $9.00; (ii) options to purchase 50,000 shares of our common stock vested on June 20, 2014, one third of such options have an exercise price of $5.00, one third of such options have an exercise price of $7.00 and one third of such options have an exercise price of $9.00; and (iii) options to purchase 50,000 shares of our common stock vested on June 20, 2015, one third of such options have an exercise price of $5.00, one third of such options have an exercise price of $7.00 and one third of such options have an exercise price of $9.00. The options expire on September 30, 2020.

Glenn C. Worman

On May 7, 2015, National entered into an employment agreement with Glenn C. Worman (the “Worman Agreement”) providing for the term of his employment for a period beginning on May 7, 2015 (the “Effective Date”) and ending on May 5, 2017 (the “Worman Term”). The Worman Agreement provides a base salary at a rate of $280,000 per annum during the first 12 months of the Worman Term, and $290,000 during the second 12 months of the Worman Term. We paid Mr. Worman a signing bonus of $40,000 on August 9, 2015 and will also pay him a signing bonus of $35,000 July 1, 2016, provided that Mr. Worman is still employed with the Company on such date. Mr. Worman will be entitled to a guaranteed bonus of $100,000 to be paid no later than December 31, 2015 provided Mr. Worman remains employed with the Company on such payment date. At least $80,000 of such bonus will be paid in cash and the remainder will be payable in cash or fully vested shares of common stock. Beginning October 1, 2015, Mr. Worman is eligible for an annual bonus as determined by the Compensation Committee of the Board of Directors and will be included in the executive bonus pool for senior executive officers of the Company.
Pursuant to a Nonqualified Inducement Stock Option Grant Notice, dated as of May 7, 2015 (“Option Grant Notice”) and related Stock Option Agreement, dated as of May 7, 2015 (“the “Stock Option Agreement), Mr. Worman received a grant of nonqualified stock options to purchase 180,000 shares of the Company’s common stock, of which (i) options to purchase 60,000 shares of common stock vested immediately, one third of such options have an exercise price of $4.50, one third of such options have an exercise price of $5.50 and one third of such options have an exercise price of $6.00; (ii) options to purchase 60,000 shares of common stock will vest on the first anniversary of the Effective Date of the agreement, one third of such options have an exercise price of $4.50, one third of such options have an exercise price of $5.50 and one third of such options have an exercise price of $6.00; and (iii) options to purchase 60,000 shares of common stock will vest on second anniversary of the Effective Date of the agreement, one third of such options have an exercise price of $4.50, one third of such options have an exercise price of $5.50 and one third of such options have an exercise price of $6.00. The options expire on June 20, 2023, subject to the terms of the Stock Option Agreement. In the event of a termination without Cause (and not due to disability, as defined below) or for Good Reason (as defined below) or (B) a Change of Control (as defined below) the options will become exercisable in full, to the extent not then previously exercisable.

Mark D. Klein

On June 7, 2013, National entered into a Co-Executive Chairman and Chief Executive Officer Compensation Plan (the “Klein Agreement”) with Mark D. Klein, providing for the terms of his employment as Co-Executive Chairman and Chief Executive Officer for a period beginning January 25, 2013 and ending on September 30, 2015. Mr. Klein initially received a base salary $1.00 per annum. From and after September 30, 2013, Mr. Klein’s base salary for the remainder of his term was determined by the Compensation Committee of our Board of Directors (with advice (as appropriate) from the Board of Directors of National). During the term of Mr. Klein’s employment, he served as a member of the Executive Committee of National.
Mr. Klein received a grant of fully vested, nonforfeitable, nonqualified stock options to purchase 570,000 shares of our common stock, of which (i) options to purchase 190,000 shares of our common stock have an exercise price of $5.00 per share; (ii) options to purchase 190,000 shares of our common stock have an exercise price of $7.00 per share; and (iii) options to purchase 190,000 shares of our common stock have an exercise price of $9.00 per share. The options expire on September 30, 2020.
On September 23, 2014, National and Mr. Klein entered into a second amendment (the “Second Amendment”) to the Klein Agreement. Pursuant to the Second Amendment, among other things, (1) the term of Mr. Klein’s employment would expire at the close of business on December 31, 2014 instead of September 30, 2015 (the “Klein Term”) and (2) Mr. Klein will not be eligible for severance benefits.

On December 29, 2014, the Company and Mr. Klein entered into a letter agreement (the “Letter Agreement”) relating to Klein Agreement and his Non-Qualified Stock Option and Dividend Equivalent Agreement, dated as of July 29, 2013 (the “Option Agreement”). Pursuant to the Letter Agreement, effective immediately following the filing with the Securities and Exchange Commission of the Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which filing occurred on December 29, 2014, among other things, (i) the term of Mr. Klein’s employment expired at the close of business on December 29, 2014 instead of December 31, 2014; (ii) Mr. Klein’s options upon a change in control of the Company are subject solely to the provisions of the Company’s 2013 Omnibus Incentive Plan; and (iii) Mr. Klein resigned from all director positions (including committees on which he served).

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of September 30, 2015:

	Options Grant Date	Number of Securities Underlying Unexercised Options at Fiscal Year End		Option Exercise Price	Option Expiration Date
Name		Exercisable	Unexercisable
Robert Fagenson	6/20/2013	50,000	—	$5.00	6/30/2020
Robert Fagenson	6/20/2013	50,000	—	$7.00	6/30/2020
Robert Fagenson	6/20/2013	50,000	—	$9.00	6/30/2020
Mark Goldwasser	7/1/2008	30,000	—	$3.00	6/20/2016
Mark Goldwasser	7/1/2008	30,000	—	$4.00	6/20/2016
Mark Goldwasser	7/1/2008	20,000	—	$5.00	6/20/2016
Mark Goldwasser	7/1/2008	20,000	—	$6.00	6/20/2016
Mark Goldwasser	6/20/2013	50,000	—	$5.00	6/30/2020
Mark Goldwasser	6/20/2013	50,000	—	$7.00	6/30/2020
Mark Goldwasser	6/20/2013	50,000	—	$9.00	6/30/2020
Glenn Worman	5/17/2015 (1)	20,000	40,000	$4.50	6/20/2023
Glenn Worman	5/17/2015 (1)	20,000	40,000	$5.50	6/20/2023
Glenn Worman	5/17/2015 (1)	20,000	40,000	$6.00	6/20/2023
Mark D. Klein	6/7/2013	190,000	—	$5.00	12/31/2017
Mark D. Klein	6/7/2013	190,000	—	$7.00	12/31/2017
Mark D. Klein	6/7/2013	190,000	—	$9.00	12/31/2017
______________________
(1) One third of the options vested immediately, one-third of the options will vest on May 17, 2016, and one-third of the option will vest on May 17, 2017.

Potential Termination and Change in Control Payments

Robert B. Fagenson

In the event of any termination of the Fagenson Agreement, Mr. Fagenson will be entitled to receive (i) any accrued but unpaid base salary through the date of termination; (ii) any unpaid or unreimbursed expenses incurred in accordance with National policy or the Fagenson Agreement, to the extent incurred on or prior to the date of termination; (iii) any benefits provided under National’s benefit plans upon termination of the Mr. Fagenson’s employment, in accordance with the terms therein; (iv) any unpaid bonus in respect to any completed fiscal year that has ended on or prior to the date of termination; and (v) any rights to indemnification by virtue of Mr. Fagenson’s position as an officer or director of National or its subsidiaries and the benefits under any directors’ and officers’ liability insurance policy maintained by National, in accordance with its terms thereof and the Fagenson Agreement. In the event of any Qualifying Termination (as defined below), Mr. Fagenson is also entitled to receive (1) a lump-sum cash payment of $360,000 less what has been paid in salary; provided that such amount increases by 50% of what is paid pursuant to the foregoing calculation if a Qualifying Termination occurs in connection with, contingent on, or within 12 months following, a Change in Control; and (2) continuation of the health benefits for a period not to exceed 18 months.

A Qualifying Termination under the Fagenson Agreement is a termination (i) by the Company without “Cause;” (ii) by the Company due to “disability;” (iii) by Mr. Fagenson with “Good Reason; or (iv) upon Mr. Fagenson's death.
Cause under the Fagenson Agreement means, (i) the conviction of or plea of guilty or nolo contendere to a felony or other crime involving moral turpitude carrying mandatory jail time of more than 12 months; (ii) the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any related entity or any of its or their respective clients, which results or is reasonably likely to result in material harm to such parties; (iii) the breach of fiduciary duty, willful misconduct or gross negligence with respect to the Company or any related entity, which results or is reasonably likely to result in material harm to the Company or any related entity; (iv) a material breach of any material provision of the Fagenson Agreement or (v) any final, non-appealable action taken against Mr. Fagenson by a regulatory body or self- regulatory organization that renders Mr. Fagenson ineligible to perform his duties for the Company for a period of no less than 120 days.
Good Reason under the Fagenson Agreement means (i) the assignment to Mr. Fagenson of any duties inconsistent in any material respect with his position (including status, titles and reporting requirements), authority, duties or responsibilities, or any other action or omission by the Company that results in a material diminution in such position, title, authority, duties or responsibilities; (ii) any material failure by the Company to pay compensation when due; (iii) the Company’s requiring Mr. Fagenson to be based at any office or location located more than 50 miles outside of New York, New York; (iv) any decrease in base salary or target bonus opportunity once established by the Board; or (v) the Company’s material breach of the Fagenson Agreement.
Change in Control under the Fagenson Agreement means any transaction(s) of the type described in Q/A 27 through and including Q/A 29 of Treasury Regulation 1.280G-1 and applicable published guidance thereunder, or any successor regulation or pronouncement thereto.

Mark Goldwasser

If the Goldwasser Agreement terminates or ends or is not extended for any reason other than the termination by Mr. Goldwasser prior to March 31, 2016 without Good Reason, Mr. Goldwasser is entitled to a payment of $400,000 payable pro rata over a twelve month period beginning on the date the Goldwasser Agreement so terminates, ends or is not extended.

Good Reason under the Goldwasser Agreement means the assignment to the Mr. Goldwasser of any duties inconsistent in any material respect with the his position (including status, titles and reporting requirements), authority, duties or responsibilities, or any other action by the Company that results in a material diminution in such position, authority, duties or responsibilities; (ii) any material failure by the Company to comply with any of the provisions of Section 4 of the Goldwasser Agreement; (iii) the Company’s requiring Mr. Goldwasser to be based at any office or location located more than 50 miles outside of New York, New York; or (iv) any decrease in salary or bonuses payable pursuant to the terms of the Goldwasser Agreement without his written consent.

Glenn C. Worman

In the event of any termination of employment, Mr. Worman will be entitled to receive (i) his then current base salary through the date of termination; (ii) reimbursement of all reasonable business expenses incurred prior to the date of termination; (iii) all accrued benefits that are payable to Mr. Worman pursuant to any employee benefit plan of the Company at the time and in the manner provided under the applicable plan; and (iv) any bonus earned but not yet paid for a prior fiscal year (collectively, the “Accrued Obligations”). In the event Mr. Worman’s employment is terminated by the Company without Cause (as defined below) or by Mr. Worman for Good Reason (as defined below), Mr. Worman will be also entitled to receive an amount equal to one year of his then base salary conditioned upon his execution of a general release.
If not previously terminated for any reason prior to the expiration of the Worman Term and either the Company or Mr. Worman does not wish to continue the employment relationship, the Worman Agreement will terminate on such expiration date. If the Company gives notice that it does not wish to extend the Worman Term, enter into a new agreement or renew the Worman Agreement (collectively, “Renewal”) at least 90 days prior to the end of the Worman Term, his employment will terminate at the end of the Worman Term and Mr. Worman will only be entitled to the Accrued Obligations. If the Company provides less than 90 days’ notice, then the Company shall pay Mr. Worman an amount equal to his then current base salary for the excess of 90 over the number of days notice of non-Renewal the Company gave Mr. Worman prior to expiration of the Worman Term. In addition, Mr. Worman will be entitled to receive at the end of the Worman Term, in the event the Worman Agreement terminates at the expiration of the Worman Term, a severance payment equal to 90 days of his then current base salary, payable in the same manner and same time as set forth in the immediately preceding sentence. Additionally, subject to certain exceptions, upon termination of employment due to expiration of the Worman Term on May 5, 2017, Mr. Worman will be eligible to receive a pro-rata bonus for such fiscal year in which his employment terminates.

Upon a Change in Control of the Company, all unvested options to purchase 180,000 shares of common stock issued to Mr. Worman will become immediately vested.
Cause under the Worman Agreement means (i) the failure or refusal by Mr. Worman to substantially perform his obligations under the Worman Agreement or any directive of the Board which is not inconsistent with the terms of the Worman Agreement, or any material breach of the Worman Agreement by Mr. Worman (other than any such failure resulting from his disability) or of any of the Company’s policies or procedures; (ii) the indictment of Mr. Worman for a felony or other crime involving moral turpitude or dishonesty, or the conviction of Mr. Worman or the plea of nolo contendere by Mr. Worman to a misdemeanor (other than traffic infractions); (iii) a material breach of Section 7 or Section 8 of the Worman Agreement or a breach of any representation contained in the Worman Agreement by Mr. Worman; (iv) a breach of fiduciary duty to the Company involving personal profit; (v) an act of dishonesty in connection with his employment with the Company; (vi) Mr. Worman's possession or use of illicit drugs or a prohibited substance, to the extent that in the reasonable determination of the Board it impairs his ability to perform his duties and responsibilities; (vii) Mr. Worman having committed acts or omissions constituting gross negligence or willful misconduct (including theft, fraud, embezzlement, and securities law violations) which is injurious to the Company, monetarily; (viii) Mr. Worman having committed any material violation of, or material noncompliance with, any securities law, rule or regulation or stock exchange or Nasdaq Stock Market regulation rule relating to or affecting the Company; or (ix) Mr. Worman's material failure or refusal to honestly provide a certificate in support of the chief executive officer’s and/or principal executive officer’s certification required under the Sarbanes-Oxley Act of 2002, or any other filings under the federal securities laws including the rules and regulations promulgated thereunder.
“Good Reason” under the Worman Agreement means (i) there is any material reduction or diminution (except temporarily during any period of disability) in Mr. Worman's authority, duties or responsibilities with the Company; (ii) Mr. Worman is required to report to someone other than the Company’s Chief Executive Officer or the Board of Directors; or (iii) there is a material breach by the Company of any material provision of the Worman Agreement, including a material reduction in the base salary or the relocation of Mr. Worman’s principal place of employment from the New York Metropolitan area.
A Change in Control means (i) the accumulation in any number of related or unrelated transactions by any person of beneficial ownership 50% or more of the combined voting power of the Company's voting stock; (ii) consummation of a business combination, unless, immediately following that business combination, (a) all or substantially all of the persons who were the beneficial owners of the voting stock of the Company immediately prior to that business combination beneficially own, directly or indirectly, more than fifty 50% of the then outstanding shares of common stock and more than 50% of the combined voting power of the then outstanding voting stock entitled to vote generally in the election of directors of the entity resulting from that business combination (including, without limitation, an entity that as a result of that business combination owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions relative to each other as their ownership, immediately prior to that business combination, of the voting stock of the Company; (iii) a sale or other disposition of all or substantially all of the assets of the Company, except pursuant to a business combination that would not cause a Change in Control under subsections (ii) above or (iv) below; (iv) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company, except pursuant to a business combination that would not cause a Change in Control under subsections (ii) and (iii) above; (v) the acquisition by any person, directly or indirectly, of the power to direct or cause the direction of the management and policies of the Company (a) through the ownership of securities which provide the holder with such power, excluding voting rights attendant with such securities, or (b) by contract; or (vi) during any period of two consecutive years, the incumbent board ceases to constitute a majority of the Board.
Mark Klein
Upon the termination of the Klein Agreement, Mr. Klein received (i) any accrued but unpaid base salary through the date of termination; (ii) any unpaid or unreimbursed expenses incurred in accordance with our policy or the Agreement, to the extent incurred on or prior to the date of termination; (iii) any benefits provided under our benefit plans upon termination of the Mr. Klein’s employment, in accordance with the terms therein; (iv) any unpaid bonus in respect to any completed fiscal year that has ended on or prior to the date of termination; and (v) any rights to indemnification by virtue of Mr. Klein’s position as an officer or director of National or its subsidiaries and the benefits under any directors’ and officers’ liability insurance policy maintained by National, in accordance with its terms thereof and the Klein Agreement.

Director’s Compensation

Each director who receives less than $50,000 in compensation from the Company receives (i) a director’s fee of $24,000 per annum, (ii) $1,000 for each Board meeting such director attends in person, (iii) $500 for each Board meeting such director attends telephonically, (iv) $500 for each committee meeting such director attends in person (up to a maximum of 12 meetings), and (v) $250 for each committee meeting such director attends telephonically (up to a maximum of 12 meetings). The Chair of the Audit Committee receives an additional $6,000 per annum, and the Chairs of the Compensation Committee, the Corporate Governance Committee and the Nominating Committee each receive an additional $3,000 per annum. All Directors shall receive an annual options grant on the 15th day of January of each calendar year following completion of the 36th month of the Director’s term of 15,000 options at the closing market price (mid-point between the bid and asked recorded on the closing price quote on January 15th or the first business day thereafter if markets are closed on the 15th rounded up to the nearest nickel increment ($0.05). The above options initial and annual grants shall not apply to any management/consulting directors subject to any other management incentive compensation plan. National reimburses all directors for expenses incurred traveling to and from board of directors meetings. Pursuant to the Company’s severance policy for non-management directors, (i) if a director has served at least three years and resigns from the Board before the end of his then current term, he shall receive a payment of $30,000 for each full year of his unfinished term (he will not be entitled to this payment with respect to the year in which he resigns), and each such payment shall be made immediately following the Annual Meeting of Stockholders relating to the year in which he is not serving as a director, and (ii) all directors who have served at least two years, do not resign during their term, and are not renominated to the Board shall receive a payment of $30,000 to be paid immediately following the Annual Meeting of Stockholders at which he was not renominated. A director shall not be entitled to either of these payments if he leaves the Board by reason of death, disability or cause.

The following table summarizes the compensation of our directors who received less than $50,000 in non-board related compensation from for the fiscal year ended September 30, 2015:

Name		Fees Paid	Options Awards	Total Compensation
Richard Abbe		$40,250	$—	$40,250
Salvatore Giardina		$46,250	$625	$46,875
William Lerner	*	$54,500	$1,189	$55,689
Frank S. Plimpton		$43,750	$625	$44,375
Frederic B. Powers III		$43,250	$1,189	$44,439
Joshua Silverman		$40,250	$—	$40,250
Frederick Wasserman		$42,500	$1,189	$43,689
________________________

* Mr. Lerner received $12,000 as additional compensation for his appointment to the Board of National Asset Management, Inc.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 23, 2015, by:

•	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our current executive officers; and

•	all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Note	Percentage of Class
Officers and Directors

Robert Fagenson	1,046,902	(1)	8.3%
Mark Goldwasser	398,571	(2)	3.1%
Richard Abbe	845,313	(3)	6.8%
James Ciocia	37,370		*
Salvatore Giardina	6,000	(4)	*
William Lerner	6,000	(4)	*
Frank S. Plimpton	151,129	(5)	1.2%
Frederic B. Powers III	172,688	(6)	1.4%
Joshua Silverman	828,645	(3)	6.6
Frederick Wasserman	14,482	(7)	*
Glenn C. Worman	70,000	(8)	*
Alan B. Levin	14,050		*

All executive officers and directors as a group (12 Persons)	2,762,865		21.3%

5% Holders

B. Riley Financial, Inc.	1,687,617	(9)	13.0%
Iroquois Capital Management LLC	845,313	(3)	6.8%
FMR LLC	785,541	(10)	6.3%
_______________________

* Less than 1%
(1) Consists of (i) 150,000 shares of our Common Stock issuable upon exercise of options, (ii) 16,667 shares of our Common Stock held a Trust for the benefit of Toby Fagenson, of which Mr. Fagenson is the sole Trustee and has sole voting and investment power over such shares, (iii) 801,468 shares of our Common Stock held by Fagenson & Co., Inc., of which Mr. Fagenson is the Chairman and Chief Executive Officer and has sole voting and investment power over such shares, (iv) 12,000 shares of our Common Stock held directly by Mr. Fagenson and (v) 66,767 shares of our Common Stock held by National Securities Growth Partners LLC, of which Mr. Fagenson is the President and has sole voting and investment power.

(2) Consists of (i) 118,094 shares of our Common Stock issued on the conversion of shares of Series A preferred stock in December 2011, (ii) 26,313 shares our Common Stock held directly by Mr. Goldwasser, (iii) 738 shares of our Common Stock held in a individual retirement account for the benefit of Mr. Goldwasser, (iv) 2,121 shares of our Common Stock held in an individual retirement account for the benefit of Mr. Goldwasser’s wife, (v) 1,305 shares of our Common Stock held in trusts for the benefit of Mr. Goldwasser’s children, of which Mr. Goldwasser is the sole Trustee and (vi) 250,000 shares of our Common Stock issuable upon exercise of vested stock options.
(3) Consists of (i) 828,645 shares of our Common Stock over which Iroquois Capital Management, LLC, Iroquois Master Fund Ltd. and Messrs Silverman and Abbe have shared voting and investment power, and (ii) 16,668 shares of our Common Stock over which Mr. Abbe has sole voting and investment power. The principal business address for Iroquois Capital Management LLC. and Messrs. Silverman and Abbe is 205 East 42nd Street, 20th Floor, New York, NY 10017.
(4) Consists of 6,000 shares of our Common Stock issuable upon exercise of vested options.
(5) Includes 6,000 shares of our Common Stock issuable upon exercise of vested options.
(6) Consists of 166,668 shares of our Common Stock owned by Powers Private Equity LLC, of which Mr. Powers is a Managing Director and 6,000 shares of our Common Stock issuable upon exercise of vested options issued to Mr. Powers. Mr. Powers may be deemed to own the shares of our Common Stock owned by Powers Private Equity LLC. Mr. Powers disclaims beneficial ownership of the shares of our Common Stock owned by Powers Private Equity LLC. The principal business address of Powers Private Equity LLC is 100 W. Putnam Avenue, Greenwich CT 06830.
(7) Includes 4,000 shares of our Common Stock issuable upon exercise of vested options.
(8) Includes 60,000 shares of our Common Stock issuable upon exercise of vested options.
(9) Information is based on Schedule 13D filed by BRC Partners Opportunity Fund, LP, a Delaware limited partnership (“BPOF”), B. Riley Capital Management, LLC, a New York limited liability company (“BRCM”), B. Riley & Co., LLC 401(K) Profit Sharing Plan, a Delaware Trust (“Retirement Trust”), Robert Antin Children Irrevocable Trust, a Delaware Trust (“Antin Trust”), B. Riley & Co., LLC, a Delaware limited liability company (“BRC”), B. Riley Financial, Inc., a Delaware corporation (“BRF”), Bryant R. Riley (“Mr. Riley”) and Mark D. Klein (“Mr. Klein”) on December 10, 2015. According to the Schedule 13D, BPOF owned directly 4,080 shares, BRC owned directly 513,950 shares, the Retirement Trust owned directly 38,788 shares, the Antin Trust owned directly 47,296 shares and Mr. Klein beneficially owned 1,083,503 shares (consisting of (i) 31,226 shares held directly by him, (ii) 570,000 shares issuable upon exercise of vested options held directly by him, and (iii) 482,277 Shares held by a company controlled by him). BRCM, as the investment manager and general partner of BPOF, may be deemed to beneficially own the 4,080 shares directly owned by BPOF. Mr. Riley, as the Portfolio Manager of BPOF, the Chief Executive Officer of BRCM, the Chairman of BRC and the Trustee of the Retirement Trust and the Antin Trust, may be deemed to beneficially own the 604,114 shares beneficially owned in the aggregate by BPOF, BRCM, BRC, the Retirement Trust and the Antin Trust. BRF does not directly own any securities of the Company. The address of the principal office of each of BPOF, BRCM, BRC, the Retirement Trust, the Antin Trust, and Mr. Riley is 11100 Santa Monica Blvd., Suite 800, Los Angeles, CA 90025. The address of the principal office of BRF is 21860 Burbank Blvd., Suite 300 South, Woodland Hills, CA 91367. The address of the principal office of Mr. Klein is 590 Madison Avenue, 29th Floor, New York, NY 10022.
(10) Information is based on Amendment No 1 to Schedule 13G filed by FMR LLC and Edward C. Johnson on February 13, 2015. According to the Schedule 13G, Pyramis Global Advisors Trust Company and Pyramis Global Advisors, LLC is the beneficial owner of 785,541 shares of our Common Stock. Edward C. Johnson 3d is a director and the Chairman of FMR LLC and Abigail P. Johnson is a director, the Vice Chairman, the Chief Executive Officer and President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B stockholders have entered into a stockholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the stockholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The principal business address of FMR LLC and Edward C. Johnson is 245 Summer Street, Boston, Massachusetts 02210.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, approval, or notification of transactions with related persons

The board of directors reviews and votes on transactions, arrangements and relationships between us and any of our directors, director nominees, executive officers, beneficial owners of more than 5% of our Common Stock and their respective immediate family members where the amount involved in the transaction exceeds or is expected to exceed $120,000 in a fiscal year (such transaction, arrangement or relationship, the “Related Transaction”). The director who has a material interest in the related transaction must recuse himself from our board of directors vote on such matter. A majority vote of the remaining board of directors members is required for approval of the related transaction. Before such vote, our board of directors members who are independent of the related transaction review, among other things, the following factors:

•	the related person’s interest in the transaction;

•	the approximate dollar value of the amount involved;

•	the terms of the transaction;

•	the benefits to us;

•	the benefits to our stockholders;

•	the availability of other sources for comparable products, services, or financial benefits; and

•	whether the transaction is on terms that are no less favorable to us than terms that could have been reached with an unaffiliated third-party under the same or similar circumstances
Certain Relationships and Related Transactions

Robert B. Fagenson, our Executive Chairman and Chief Executive Officer, is a party to an Independent Contractor Agreement, dated February 27, 2012, with the National Securities Corporation, our wholly-owned subsidiary, whereby in exchange for establishing and maintaining a branch office of National Securities Corporation in New York, New York (the “Branch”), Mr. Fagenson receives 50% of any net income accrued at the Branch, which amount to date has been immaterial and his daughter, Stephanie Fagenson, is receiving an annual base salary of $90,000. During fiscal 2015, Ms Fagenson received $86,000 in base salary and $13,000 in discretionary bonus.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On June 23, 2014, National, as approved by its Audit Committee of the Board and ratified by the Company’s Board of Directors, dismissed RBSM LLP ("RBSM") as the Company’s independent registered public accounting firm.

The audit reports of RBSM on the consolidated financial statements of the Company as of September 30, 2013 and 2012, the last fiscal years audited by RBSM, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended September 30, 2013 and 2012 and through June 25, 2014, there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to RBSM’s satisfaction, would have caused RBSM to make reference to the matter in connection with its report on the Company’s consolidated financial statements for the relevant years. Additionally, during the Company’s fiscal years ended September 30, 2012 and 2013 and through June 25, 2014, there have been no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

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

Audit Fees. Fees for services and related expenses performed by Eisner for fiscal year 2015 relating to the audit of our consolidated annual financial statements and the review of our consolidated quarterly financial statements included in our Forms 10-Q amounted to approximately $416,000. Fees for services performed by Eisner for fiscal year 2014 relating to the audit of our consolidated annual financial statements and the review of our consolidated quarterly financial statements included in our Form 10-Q for the quarterly period ended June 30, 2014 were $291,000. Fees for services performed by RSBM during fiscal year 2014 relating to the review of our consolidated quarterly financial statements included in our Forms 10-Q for the quarterly periods ended December 31, 2013 and March 31, 2014 were $30,000.

Audit-Related Fees. “Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. Such fees amounted to $38,000 and $8,000 in fiscal years 2015 and 2014, respectively.

Tax Fees. Fees in fiscal years 2015 and 2014 for tax compliance, tax advice and tax planning amounted to $94,000 and $147,000, respectively.

All Other Fees. None.

Pre-Approval Policies. Pursuant to the rules and regulations of the SEC, before the Company’s independent public accountant is engaged to render audit or non-audit services, the engagement must be approved by the Company’s audit committee or entered into pursuant to the committee’s pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of the Audit Committee. On June 23, 2014, the Audit Committee, after a thorough and competitive process to review the appointment of the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2014, and in accordance with its charter, authorized management to engage EisnerAmper as the Company’s independent registered accounting firm for the year ending September 30, 2014, and management engaged EisnerAmper on such date. Representatives of EisnerAmper will be present at the 2016 Annual Meeting of Stockholders and stockholders will have any opportunity to ask representatives of EisnerAmper questions at such meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are included in Part II, Item 8:

1.	Financial Statements

Reports of Independent Registered Accounting Firms

Consolidated Financial Statements

Statements of Financial Condition, September 30, 2015 and September 30, 2014

Statements of Operations for the Years ended September 30, 2015 and September 30, 2014

Statement of Changes in Stockholders' Equity for the Years ended September 30, 2015 and September 30, 2014

Statements of Cash Flows for the Years ended September 30, 2015 and September 30, 2014

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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 28, 2015	By:	/s/Robert B. Fagenson
Robert B. Fagenson
Chief Executive Officer (Principal Executive Officer)

Date: December 28, 2015		/s/ Glenn C. Worman
Glenn C. Worman
Executive Vice President - Finance (Principal Financial Officer)

Date: December 28, 2015	By:	/s/Alan B. Levin
Alan B. Levin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 2015	/s/ Robert B. Fagenson
Robert B. Fagenson,
Executive Chairman of the Board and Chief Executive Officer

Date: December 28, 2015	/s/ Mark H. Goldwasser
Mark H. Goldwasser, President and Director

Date: December 28, 2015	/s/ Richard Abbe
Richard Abbe, Director

Date: December 28, 2015	/s/ James Ciocia
James Ciocia, Director

Date: December 28, 2015	/s/ Salvatore Giardina
Salvatore Giardina, Director

Date: December 28, 2015	/s/ William Lerner
William Lerner, Director

Date: December 28, 2015	/s/ Frank S. Plimpton
Frank S. Plimpton, Director

Date: December 28, 2015	/s/ Frederic B. Powers III
Frederic B. Powers III, Director

Date: December 28, 2015	/s/ Joshua Silverman
Joshua Silverman, Director

Date: December 28, 2015	/s/ Frederick Wasserman
Frederick Wasserman, Director

EXHIBIT INDEX

2.1(a)
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

2.1(b)
Amendment, dated August 8, 2013, by and among the Company, National Acquisition Corp and Gilman Ciocia, Inc., (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 14, 2013; File No. 001-12629).

3.1(a)	The Company's Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10--Q filed on May 17, 2004; File No. 001-12629).

3.1(b)
Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10--Q filed on May 10, 2006; File No. 001-12629).

3.1(c)
Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K filed on June 17, 2008; File No. 001-12629).

3.1(d)
Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10--Q filed on May 17, 2004; File No. 001-12629).

3.1(e)
Certificate of Amendment to the Company's Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10--Q filed on May 10, 2006; File No. 001-12629).

3.1(f)
Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 18, 2006; File No. 001-12629).

3.1(g)
Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

3.1(h)
Certificate of Correction to the Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

3.1(i)
Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to the Company’s Current Report on Form 8-K filed on October 5, 2010; File No. 001-12629).

3.1(j)
Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on December 29, 2014; File No. 001-12629).

3.1(k)
Certification of Designation, Preferences and Rights of Series E Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2012; File No. 001-12629).

3.1(l)
Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 20, 2015; File No. 001-12629).

3.2(a)	The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on February 13, 2002; File No. 001-12629).

3.2(b)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2014, File No. 001-12629)

4.1	Form of Warrant, dated July 12, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

4.2	Form of Warrant, dated September 29, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2010; File No. 001-12629).

10.1	Office lease, Seattle, Washington (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on December 21, 1999; File No. 001-12629).

10.2*	2006 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on January 26, 2006; File No. 001-12629).

10.3*	2008 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on January 24, 2008; File No. 001-12629).

10.4(a)*	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).
10.4(b)*	First Amendment to the 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).

10.5(a)*
Co-Executive Chairman and Chief Executive Officer Compensation Plan, dated June 7, 2013, between National Holdings Corporation and Mark D. Klein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2013; File No. 001-12629).

10.5(b)*
Amendment to Co-Executive Chairman and Chief Executive Officer Compensation Plan, dated June 6, 2014, between National Holdings Corporation and Mark D. Klein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2014; File No. 001-12629).

10.5(c)*
Second Amendment to Co-Executive Chairman and Chief Executive Officer Compensation Plan, dated September 23, 2014, between National Holdings Corporation and Mark D. Klein (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014; File No. 001-12629) .

10.6*
Release, dated September 23, 2014, between National Holdings Corporation and Mark D. Klein (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014; File No. 001-12629)

10.7*
Nonqualified Stock Option and Dividend Equivalent Agreement, dated as of July 29, 2013, between National Holdings Corporation and Mark D. Klein (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014; File No. 001-12629).

10.8(a)*
Co-Executive Chairman Compensation Plan, dated June 20, 2013, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2013; File No. 001-12629).

10.8(b)*
Amendment to Co-Executive Chairman Compensation Plan, dated June 6, 2014, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2014; File No. 001-12629).

10.8(c)*
Second Amendment to Co-Executive Chairman Compensation Plan, effective October 31, 2014, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2014; File No. 001-12629).

10.8(d)*
Third Amendment to Co-Executive Chairman Compensation Plan, dated as of October 1, 2015, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2015; File No. 001-12629).

10.9*
Nonqualified Stock Option and Dividend Equivalent Agreement, dated as of July 28, 2013, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on December 29, 2014; File No. 001-12629).

10.10(a)*
Employment Agreement, dated as of July 1, 2008, by and between the Company and Mark Goldwasser, (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on July 2, 2008; File No. 001-12629).

10.10(b)*
Amendment No. 1 to Employment Agreement, dated as of November 23, 2009, by and between the Company and Mark Goldwasser (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on December 29, 2009; File No. 001-12629).

10.10(c)*
Letter Agreement, dated as of November 23, 2009, by and between the Company and Mark Goldwasser (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on December 29, 2009; File No. 001-12629).

10.10(d)*
Amendment to Employment Agreement, dated June 20 2013, between National Holdings Corporation and Mark Goldwasser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2013; File No. 001-12629).

10.10(e)*
Amendment to Employment Agreement, dated as of October 1, 2015, between National Holdings Corporation and Mark Goldwasser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2015; File No. 001-12629)

10.11*
Option Agreement, dated as of July 1, 2008, by and between the Company and Mark Goldwasser (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on July 2, 2008; File No. 001-12629).

10.12*
Nonqualified Stock Option and Dividend Equivalent Agreement, dated as of June 20, 2013, between National Holdings Corporation and Mark Goldwasser (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 29, 2014; File No. 001-12629).

10.13*
Employment Agreement, dated as of May 7, 2015 between National Holdings Corporation and Glenn C. Worman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2015; File No. 001-12629).

10.14*
Nonqualified Inducement Stock Option Grant Notice, dated as of May 7, 2015, between National Holdings Corporation and Glenn S. Worman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2015; File No. 001-12629).

10.15*
Stock Option Agreement, dated as of May 7, 2015, between National Holdings Corporation and Glenn S. Worman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2015; File No. 001-12629).

10.16*
Employment Agreement, dated as of July 1, 2008, by and between the Company and Alan B. Levin (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed on July 2, 2008; File No. 001-12629).

10.17*
Amendment to Employment Agreement, dated March 30, 2015, between National Holdings Corporation and Alan B. Levin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2015; File No. 001-12629).

10.18
Securities Purchase Agreement, dated as of July 12, 2010 by and between National Holdings Corporation and the investors signatory thereto (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

10.19
Registration Rights Agreement, dated as of July 12, 2010 by and between National Holdings Corporation and the investors signatory thereto (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

10.20
OPN Joint Venture Limited Liability Company Operating Agreement, by and between National Holdings Corporation and Opus Point Partners, LLC, effective as of January 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2011; File No. 001-12629).

10.21
Interim Funding and Services Agreement, by and among National Securities Corporation, National Holdings Corporation and OPN Holdings, LLC, effective January 14, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 24, 2011; File No. 001-12629).

10.22
Placement Agency Agreement, dated as of December 6, 2011, by and between OPN Capital Markets and TG Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2012; File No. 001-12629).

10.23
Transfer of Ownership of OPN Holdings, LLC Joint Venture, dated as of April 4, 2013, by and between Michael S. Weiss and Opus Point Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2012).

10.24
Securities Purchase Agreement, dated as of January 24, 2013, by and among National Holdings Corporation and the purchasers signatory thereto previously (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.25
Registration Rights Agreement, dated as of January 24, 2013, by and among national Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.26
Conversion and Exchange Agreement, dated as of January 24, 2013, by and among National Holdings Corporation and the holders of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.27
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

10.29
Form of Voting and Support Agreement entered into as of June 20, 2013, among the Company, National Acquisition Corp. and certain stockholders of Gilman Ciocia, Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2013; File No. 001-12629).

10.30
Securities Purchase Agreement, dated as of August 28, 2013, by and among National Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2013; File No. 001-12629).

10.31
Registration Rights Agreement, dated as of August 28, 2013, by and among national Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 29, 2013; File No. 001-12629).

10.32
Investors Settlement Agreement, dated as of June 6, 2014, by and among National Holdings Corporation and the entities and individuals listed on the signature page therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014; File No. 001-12629).

14	The Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K filed on December 29, 2003; File No. 001-12629)

21	Subsidiaries of Registrant.

23	Consent of EisnerAmper LLP.

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Indicates a management contract or compensatory plan or arrangement .

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

SEPTEMBER 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
National Holdings Corporation

We have audited the accompanying consolidated statement of financial condition of National Holdings Corporation and subsidiaries (the “Company”) as of September 30, 2015 and September 30, 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and subsidiaries as of September 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
December 23, 2015

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2015	2014
ASSETS
Cash	$24,642,000	$24,465,000
Restricted Cash	218,000	92,000
Cash deposits with clearing organizations	1,005,000	1,005,000
Securities owned at fair value	887,000	1,061,000
Receivables from broker dealers and clearing organizations	3,078,000	4,985,000
Forgivable loans receivable	1,368,000	662,000
Other receivables, net	3,709,000	3,998,000
Prepaid expenses	1,727,000	932,000
Fixed assets, net	712,000	752,000
Intangible assets, net	7,331,000	7,595,000
Goodwill	6,531,000	6,531,000
Deferred tax asset, net	11,662,000	11,925,000
Other assets, principally refundable deposits	512,000	790,000
Total Assets	$63,382,000	$64,793,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Securities sold, not yet purchased at fair value	$32,000	$55,000
Accrued commissions and payroll payable	10,244,000	13,520,000
Accounts payable and other accrued expenses	6,602,000	5,636,000
Deferred clearing and marketing credits	1,205,000	971,000
Other	37,000	79,000
Total Liabilities	18,120,000	20,261,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, 150,000,000 shares authorized; 12,473,968 issued and outstanding at September 30, 2015 and 12,464,941 shares issued and outstanding at September 30, 2014	249,000	249,000
Additional paid-in-capital	80,282,000	79,837,000
Accumulated deficit	(35,284,000)	(35,569,000)

Total National Holdings Corporation Stockholders’ Equity	45,247,000	44,517,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	45,262,000	44,532,000

Total Liabilities and Stockholders’ Equity	$63,382,000	$64,793,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2015	2014

Revenues
Commissions	$96,222,000	$114,301,000
Net dealer inventory gains	10,512,000	16,482,000
Investment banking	21,004,000	19,035,000
Investment advisory	14,967,000	14,161,000
Interest and dividends	3,604,000	3,541,000
Transfer fees and clearing services	7,993,000	8,676,000
Tax preparation and accounting	8,248,000	7,811,000
Other	496,000	285,000
Total Revenues	163,046,000	184,292,000

Operating Expenses
Commissions, compensation and fees	139,452,000	152,145,000
Clearing fees	2,904,000	3,701,000
Communications	4,774,000	4,772,000
Occupancy	4,051,000	4,056,000
Licenses and registration	1,725,000	1,620,000
Professional fees	4,301,000	4,099,000
Interest	13,000	33,000
Depreciation and amortization	1,127,000	1,136,000
Other administrative expenses	4,221,000	4,908,000
Total Operating Expenses	162,568,000	176,470,000
Income before Income Tax Expense (Benefit)	478,000	7,822,000

Income tax expense (benefit) (Note 10)	193,000	(10,821,000)
NET INCOME	285,000	18,643,000

Net income per share of common stock - Basic	$0.02	$1.51
Net income per share of common stock - Diluted	$0.02	$1.50

Weighted average number of shares outstanding - Basic	12,464,496	12,322,110
Weighted average number of shares outstanding - Diluted	12,502,254	12,408,348

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2015 and 2014

		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Stockholders' Equity
		Shares	$
BALANCE, October 1, 2013	*	10,077,482	$202,000	$69,792,000	$(54,212,000)	$15,000	$15,797,000

Issuance of shares of common stock pursuant to the acquisition of Gilman & Ciocia, Inc.		2,266,669	$45,000	$8,795,000	$—	$—	$8,840,000

Stock – based compensation stock options		—	$—	$871,000	$—	$—	$871,000

Issuance of shares of common stock and related stock-based compensation for restricted stock units		57,790	$1,000	$252,000	$—	$—	$253,000

Other (Note 13)		63,000	$1,000	$127,000	$—	$—	$128,000

Net income		—	$—	$—	$18,643,000	$—	$18,643,000

BALANCE, September 30, 2014		12,464,941	$249,000	$79,837,000	$(35,569,000)	$15,000	$44,532,000

Stock – based compensation stock options		—	$—	$391,000	$—	$—	$391,000

Issuance of shares of common stock and related stock-based compensation for restricted stock units		55,670	$1,000	$198,000	$—	$—	$199,000

Stock repurchase		(46,643)	$(1,000)	$(144,000)	$—	$—	$(145,000)

Net income		—	$—	$—	$285,000	$—	$285,000

BALANCE, September 30, 2015		12,473,968	$249,000	$80,282,000	$(35,284,000)	$15,000	$45,262,000

* Includes 18,576 shares previously not reported and reflects the issuance of 886 shares for roundup of fractional shares due to reverse stock split

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285,000	$18,643,000

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,127,000	1,136,000
Amortization of forgivable loans	538,000	243,000
Stock-based compensation	590,000	1,124,000
Provision for doubtful accounts	237,000	323,000
Deferred tax expense (benefit)	263,000	(11,925,000)
Amortization of deferred clearing credit	(200,000)	134,000
Increase in fair value of contingent consideration	12,000	—
Write off of employee receivable	13,000	—

Changes in assets and liabilities, net of effects of acquisition
Restricted cash	(126,000)	—
Deposits with clearing organizations	—	374,000
Receivables from broker-dealers, clearing organizations and others	1,959,000	(966,000)
Forgivable loans	(1,257,000)	(469,000)
Securities owned, at fair value	174,000	(594,000)
Prepaid expenses	(795,000)	391,000
Other assets	278,000	(169,000)
Accounts payable, accrued expenses and other liabilities	(2,933,000)	(554,000)
Deferred clearing costs	434,000	699,000
Securities sold, but not yet purchased, at fair value	(23,000)	40,000
Net cash provided by operating activities	576,000	8,430,000

CASH FLOWS FROM INVESTING ACTIVITIES

Cash acquired in acquisition	—	1,654,000
Purchase of fixed assets	(254,000)	(204,000)
Net cash (used in) provided by investing activities	(254,000)	1,450,000

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of certain liabilities of acquired entity	—	(5,400,000)
Repurchase of shares of common stock	(145,000)	—
Net cash used in financing activities	(145,000)	(5,400,000)
NET INCREASE IN CASH	177,000	4,480,000
CASH BALANCE
Beginning of the year	24,465,000	19,985,000
End of the year	$24,642,000	$24,465,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$13,000	$33,000
Income taxes	$1,238,000	$326,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Gilman & Ciocia, Inc.
Tangible assets acquired, excluding cash	$—	$3,933,000
Identifiable intangible assets acquired	$—	$8,350,000
Goodwill	$—	$6,531,000
Liabilities assumed	$—	$11,628,000
Common stock issued	$—	$8,840,000
Other (Note 13)	$—	$128,000
Acquisition of other business
Identifiable intangible assets acquired	$569,000	$—
Contingent consideration payable	$569,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014

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

The Company’s wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation ("National Insurance") and Prime Financial Services (“Prime Financial”), a Delaware corporation, which was acquired in the Gilman merger, provide fixed insurance products to their clients, including life insurance, disability insurance, long term care insurance and fixed annuities. All insurance advisors and customer accounts of Prime Financial were moved into National Insurance in May 2014 and Prime Financial has ceased all operations.

The Company’s wholly-owned subsidiary, Gilman, a Delaware corporation which was acquired in October 2013, provides tax preparation services to individuals and accounting services to small and midsize companies.

The Company’s wholly-owned subsidiary, GC Capital Corporation, a Delaware corporation, ("GC") which was acquired in the Gilman merger, provides licensed mortgage brokerage services in New York and Florida.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

In February 2015, the board of directors declared a 1 for 10 reverse stock split of the Company’s common stock. All share and per share information has been restated for the year ended September 30, 2014 giving retroactive effect to the reverse stock split.

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

Net Income per Common Share

Basic net income per share is computed on the basis of the weighted average number of common shares outstanding after giving retroactive effect to the 1 for 10 reverse stock split. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of incremental shares of common stock potentially issuable under outstanding options, warrants and unvested restricted stock units utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Years Ended September 30,
	2015	2014

Basic weighted-average shares	12,464,496	12,322,110
Effect of dilutive securities:
Options	15,109	49,858
Warrants	—	4,169
Unvested restricted stock units	22,649	32,211
Diluted weighted-average shares	12,502,254	12,408,348

Potential common share equivalents of 1,328,000 in 2015 and 682,700 in 2014 related to stock options not included in the above computation because the effect is anti-dilutive.

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

Deferred Clearing and Marketing Credits

Deferred clearing credit represents a clearing fee rebate from National Financial Services (“NFS”), one of the Company’s clearing brokers, which is being recognized pro rata as a reduction of clearing charges over the term of the clearing agreement which expires in 2022. The clearing rebate recognized in fiscal years 2015 and 2014 amounted to $184,000 and $134,000 respectively. At September 30, 2015 and 2014, the deferred credit amounted to $821,000 and $971,000, respectively.

Deferred marketing credit represents a marketing rebate from National Financial Services (“NFS”), one of the Company’s clearing brokers, which is being recognized pro rata as a reduction of marketing expenses over the term of the clearing agreement which expires in 2022. The marketing rebate recognized in fiscal years 2015 and 2014 amounted to $16,000 and $0 respectively. At September 30, 2015 and 2014, the deferred credit amounted to $384,000 and $0, respectively.

Reimbursement of Expenses

The Company incurs certain costs on behalf of its financial advisors including those for insurance, professional registration, technology and information services and legal services, amongst others, which are charged back to the advisors. It is the Company’s policy to record the reimbursement as a reduction of the respective operating expense. Total reimbursements for fiscal 2015 and 2014 amounted to approximately $11,637,000 and $9,973,000, respectively.

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

Goodwill

Goodwill, which was recorded in connection with the acquisition of Gilman (See Note 4), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill represents the excess of the purchase price of Gilman over the fair value of its identifiable net assets acquired. Goodwill is tested for impairment at the reporting unit level. Fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such two-step impairment test. The annual independent impairment test performed on September 30, 2015 and 2014 did not indicate any impairment of goodwill.

Reclassifications

Certain items in the statement of cash flows for 2014 have been reclassified to conform to their presentation in 2015. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

NOTE 3. RECENT ACCOUNTING GUIDANCE

Recent accounting guidance

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires the netting of unrecognized tax benefits against a deferred tax asset for the loss or other carryforward that would apply in settlement of the uncertain tax positions. The new guidance was effective for the Company beginning October 1, 2014. The adoption did not have any impact on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-8, which changes the requirement for reporting discontinued operations.A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. ASU 2014-08, which is to be applied prospectively to all new disposals of components and new classifications as held for sale, will become effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on its financial statements.

In May 2014, the FASB issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company beginning October 1, 2018, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for the Company beginning October 1, 2016 and early adoption is permitted. The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on its financial statements.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

Assets
Current assets	$4,833,000
Fixed assets	482,000
Other assets	272,000
Intangible assets	8,350,000
Goodwill	6,531,000
Total Assets	20,468,000

Liabilities
Current liabilities	6,000,000
Long-term liabilities	5,628,000
Total Liabilities	11,628,000
Total Purchase Consideration	$8,840,000

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

In February 2015, Gilman acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of contingent consideration payable in cash having a fair value of $569,000, for which a liability (included in Accounts payable and other liabilities) was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the acquisition agreement, during the 48-month period following the closing up to a maximum of $640,000. The liability was valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liability will be revalued at each Balance Sheet date with changes therein recorded in earnings. During 2015, the estimated fair value of the liability was increased by $12,000, which was included in other administrative expenses, and reduced by payments of $47,000, resulting in a remaining balance $534,000 at September 30, 2015 which is included in accounts payable and other accrued expenses. The fair value of the acquired assets was allocated to customer relationships, which is being amortized over seven years. Results of operations of the acquired business are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, pro forma results are not presented.

The following tables presents the intangible assets acquired, their carrying amount as of September 30, 2015 and 2014 and their estimated useful lives:

	September 30, 2015
Intangible asset	Fair Value	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$1,292,000	$5,677,000	7-10
Non-compete	296,000	296,000	—	2
Brands	1,654,000	—	1,654,000	Indefinite
Total	$8,919,000	$1,588,000	$7,331,000

	September 30, 2014
Intangible asset	Fair Value	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,400,000	$613,000	$5,787,000	10
Non-compete	296,000	142,000	154,000	2
Brands	1,654,000	—	1,654,000	Indefinite
Total	$8,350,000	$755,000	$7,595,000

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ended September 30,
2016	$727,000
2017	721,000
2018	721,000
2019	721,000
2020	721,000
Thereafter	2,066,000
Total	5,677,000

There was no change in the carrying value of goodwill during the year ended September 30, 2015. Changes in the carrying value of goodwill during the year ended September 30, 2014 and the amount of goodwill by reportable segment is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Total
Balance as of October 1, 2013	$—	$—	$—
Acquisition of Gilman in 2014	5,412,000	1,119,000	6,531,000
Balance as of September 30, 2014 and 2015	$5,412,000	$1,119,000	$6,531,000

Gilman’s results of operations are included in the accompanying consolidated financial statements from October 15, 2013, the date of acquisition. The following pro forma consolidated results of operations have been prepared as if the acquisition occurred at October 1, 2013:

(Unaudited) Year Ended September 30, 2014
Revenues	$185,896,000
Net Income attributable to common stockholders	$18,005,000
Basic earnings per share	$1.45
Diluted earnings per share	$1.44
Weighted number of shares outstanding - basic	12,395,798
Weighted number of shares outstanding - diluted	12,482,037

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect, among other things, 1) additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, 2) additional compensation related to the grant of approximately 175,000 stock options to certain employees of Gilman, 3) the shares issued by the Company to acquire Gilman, and 4) the decrease in interest expense related to Gilman’s liabilities paid by the Company. These pro forma results of operations do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

Acquisition related costs incurred by the Company in 2014 amounted to $131,000 and was charged to professional fees.

The revenues of Gilman since the acquisition date included in the accompanying consolidated statement of operations for the year ended September 30, 2014, including amounts attributable to Prime and AFP whose operations were transferred to the Company’s subsidiaries (see Note 1), amounted to $36,562,000. The net income of Gilman since the acquisition date included in the accompanying consolidated statement of operations for the year ended September 30, 2014 amounted to $2,608,000, including a $1,809,000 income tax benefit attributable to the reversal of a valuation allowance offset against Gilman’s deferred tax asset recorded at date of acquisition. Such income excludes amounts attributable to the operations of Prime and AFP which are impracticable to determine because of the transfer of their operations to subsidiaries of the Company and the resultant inability to separate net income amounts attributable to those transferred entities.

NOTE 5. BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At September 30, 2015 and 2014, the receivables of $3,078,000 and $4,985,000, respectively, from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with the Company’s retail brokerage business as well as asset based fee revenue associated with the Company’s asset management advisory business. Other receivables at September 30, 2015 and 2014 of $3,709,000 and 3,998,000, respectively, principally represent trailing commissions, tax and accounting fees and investment banking fees and are net of an allowance for uncollectable accounts of $573,000 and $336,000, respectively.

NOTE 6. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2018. Forgiveness of loans amounted to $538,000 and $243,000 for the years ended September 30, 2015 and 2014 respectively, and the related compensation was included in commissions, compensation and fees in the statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of the note. The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of September 30, 2015 and 2014, no allowance for doubtful accounts was required.

Forgivable loan activity for the fiscal years ended September 30, 2015 and 2014 is as follows:

Balance, September 30, 2013	$436,000
Advances	469,000
Amortization	(243,000)
Balance, September 30, 2014	662,000
Advances	1,257,000
Amortization	(538,000)
Write-off	(13,000)
Balance, September 30, 2015	$1,368,000

There were no forgivable loans outstanding at September 30, 2015 and 2014 attributable to registered representatives who ended their affiliation with the Company’s subsidiaries prior to the fulfillment of their obligation.

NOTE 7. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT FAIR VALUE

Classification of securities are as follows:

As of September 30, 2015
Securities owned at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$44,000	—	—	$44,000
Municipal bonds	638,000	—	—	638,000
Restricted stock	—	205,000	—	205,000
	$682,000	$205,000	$—	$887,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$32,000	$—	$—	$32,000

As of September 30, 2014
Securities owned at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$256,000	—	—	$256,000
Municipal bonds	696,000	—	—	696,000
Restricted stock	—	109,000	—	109,000
	$952,000	$109,000	$—	$1,061,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$55,000	$—	$—	$55,000

Certain positions in common stock were received as compensation for investment banking services. Restricted common stock may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period.

NOTE 8. FIXED ASSETS

Fixed assets as of September 30, 2015 and 2014, respectively, consist of the following:

	September 30,		Estimated Useful
	2015	2014	Lives (in years)
Equipment	$539,000	$339,000	5
Furniture and fixtures	162,000	139,000	5
Leasehold improvements	598,000	566,000	Lesser of useful life or term of lease
Capital Leases (Primarily composed of computer equipment)	452,000	453,000	5
	1,751,000	1,497,000
Less accumulated depreciation and amortization	(1,039,000)	(745,000)
Fixed assets - net	$712,000	$752,000

Depreciation and amortization expense for the years ended September 30, 2015 and 2014 was $294,000 and $381,000 respectively. In the year ended September 30, 2014 , fixed assets with a cost of $5,973,000 which were fully depreciated or amortized and no longer in service were written off.

NOTE 9. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses as of September 30, 2015 and 2014, consist of the following:

	September 30,
	2015	2014
Federal and state income tax liabilities	$—	$732,000
Legal	807,000	911,000
Audit	552,000	294,000
Telecommunications	201,000	240,000
Data Services	384,000	387,000
Regulatory	640,000	838,000
Settlements	817,000	440,000
Deferred rent	33,000	160,000
Contingent consideration payable	534,000	—
Other	2,634,000	1,634,000
Total	$6,602,000	$5,636,000

NOTE 10. INCOME TAXES

National files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes consist of the following:

2015	Federal	State	Total
Current income tax expense (benefit)	$(93,000)	$23,000	$(70,000)
Deferred income tax expense	233,000	30,000	263,000
Total income tax expense	$140,000	$53,000	$193,000

2014	Federal	State	Total
Current income tax expense	$162,000	$942,000	$1,104,000
Deferred income tax (benefit)	$(11,308,000)	$(617,000)	$(11,925,000)
Total expense (benefit)	$(11,146,000)	$325,000	$(10,821,000)

The income tax provision (benefit) related to pre-tax income vary from the federal statutory rate as follows:

	Years Ended September 30,
	2015	2014
Statutory federal rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	7.3%	3.0%
Permanent differences for tax purposes	9.4%	1.0%
Change in valuation allowance	—%	(176.3)%
Other	(10.4)%	—%
	40.3%	(138.3)%

Significant components of the Company’s net deferred tax assets in the accompanying financial statements are as follows:

	September 30,
	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$11,210,000	$11,170,000
Federal AMT credit carryforward	211,000	216,000
Contingent consideration	205,000	—
Fixed assets	169,000	519,000
Stock based compensation	541,000	390,000
Other temporary differences	371,000	274,000
Intangibles	(1,045,000)	(644,000)
Total deferred tax assets	$11,662,000	$11,925,000

At September 30, 2015, the Company had available federal net operating loss carryforwards of approximately $32 million, which includes approximately $6.2 million resulting from the Gilman acquisition, and state net operating loss carryforwards of approximately $5.9 million, principally from the Gilman acquisition that may be applied against future taxable income and expire at various dates between 2020 and 2033. Carryforwards arising from the Gilman acquisition are subject to annual usage limitation under Section 382 of the Internal Revenue Code.

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

Authoritative guidance for uncertainty in income tax requires the Company to determine whether a tax position is more-likely-than-not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is the greater than 50% likely of being realized upon ultimate settlement, which could result in the Company recording a tax liability or reducing a deferred tax asset related to net operating loss carryforwards. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined that the guidance for uncertainty in income taxes has no impact on its consolidated financial statements as of September 30, 2015. The Company will recognize tax-related interest and penalties, if applicable, related to liabilities for uncertain tax positions as a component of income tax expense.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2015, the Company leases office space in various states expiring at various dates through August 2025, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2016	$3,831,000	$141,000	$3,690,000
2017	2,470,000	84,000	2,386,000
2018	1,808,000	—	1,808,000
2019	1,063,000	—	1,063,000
2020	907,000	—	907,000
Thereafter	853,000	—	853,000
Total	$10,932,000	$225,000	$10,707,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of September 30, 2015 and September 30, 2014, the Company has recognized deferred rent payable of $33,000 and $160,000, respectively. Rental expense under all operating leases for the years ended September 30, 2015 and September 30, 2014 was $3,947,000 and $3,828,000 respectively. Sublease income under all operating subleases for the years ended September 30, 2015 and 2014 was approximately $139,000 and $153,000 respectively.

As of September 30, 2015 and 2014, the Company and its subsidiaries had outstanding two letters of credit, which have been issued in the maximum amount of $218,000 and $92,000, respectively, as security for property leases, and are collateralized by the restricted cash as reflected in the statements of financial condition.

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Several cases have no stated alleged damages. Claim amounts are infrequently indicative of the actual amounts the Company will be liable for, if any. Further, the Company has a history of collecting amounts awarded in these types of matters from its brokers that are still affiliated, as well as from those that are no longer affiliated. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and the ultimate outcome of these matters cannot be determined at this time.

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2015 and 2014, the Company accrued approximately $817,000 and $440,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. The Company has included in "Professional fees" litigation and FINRA related expenses of $2,057,000 and $1,542,000 for fiscal years 2015 and 2014, respectively.

NOTE 12. RELATED PARTY TRANSACTION

M. Klein & Company was engaged during the fiscal year ended 2014 to perform certain evaluation services and to advise the Board on corporate actions. The principal officer engaged to conduct these services was the brother of the former Chief Executive Officer and Co-Chairman of the Board. Mark Klein received no direct or indirect compensation as a result of this engagement. The total fees incurred for these services were $82,000 in 2014.

NOTE 13. STOCKHOLDERS’ EQUITY

Shares Authorized

The Company’s authorized number of shares of common stock is 150,000,000, and its authorized number of shares of preferred stock is 10,000,000 of which the Company has designated 50,000 shares of Series A Preferred Stock, 34,500 shares of Series C Preferred Stock, 100,000 shares of Series D Preferred Stock, and 200,000 shares of Series E Preferred Stock, none of which are outstanding at September 30, 2015 and 2014.

Share Repurchase

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management. During August and September 2015, the Company repurchased 46,643 commons shares at a cost of approximately $145,000. Such shares are to be retired.

Restricted Stock Units

On September 19, 2013, the Company granted 186,545 restricted stock units (“RSU”) of which 115,775 RSU's were to employees and 70,770 RSU’s were to independent advisors, as per its 2013 Omnibus Incentive Plan. One RSU gives the right to one share of the Company’s common stock. The vesting rate is 1/3 upon grant date and 1/3 every year thereafter provided the grantee has been continuously employed by the Company.

During the year ended September 30, 2015 and 2014, the Company recorded stock based compensation expense of $199,000 and $253,000, respectively related to RSU’s. At September 30, 2015, all compensation expense associated with the grant of restricted stock units has been recognized.

A summary of the Company's non-vested restricted stock units for the years ended September 30, 2015 and 2014 are as follows:

	Shares	Weighted Average Grant Due Fair Value *
Non-vested restricted stock units at October 1, 2013	124,364	$472,000

Vested	(57,790)	253,000
Forfeited	(8,784)	39,000
Non-Vested restricted stock units at September 30, 2014	57,790	253,000

Vested	(55,670)	199,000
Forfeited	(2,120)	5,000
Non-vested restricted stock units at September 30, 2015	—	$—

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

The following option activity occurred under our plan during the years ended September 30, 2015 and 2014:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2013	1,030,000	$6.60	0.80	6.50	$—
Granted	194,000	5.30	$2.20	8.44
Outstanding at September 30, 2014	1,224,000	6.40	1.00	4.69	$104,000
Granted	180,000	5.50	2.14	7.73
Forfeited or expired	(34,000)	5.00	2.30	8.04
Outstanding at September 30, 2015	1,370,000	6.34	1.14	4.12
Vested and exercisable at September 30, 2015	1,238,000	$6.42	$1.02	3.76	$—

During fiscal 2015 and 2014 the Company recognized compensation expense of $391,000 and $871,000, respectively related to stock options. As of September 30, 2015, the Company had approximately $137,000 of unamortized compensation costs related to non-vested options, which will be recognized by 2017.

The grant date fair value of options granted during the years ended September 30, 2015 and 2014 was $385,000 and $414,000 respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2015	2014
Dividend yield	0.00%	0.00%
Expected volatility	87.16%	75.00%
Risk-free interest rate	1.29%	1.16%
Expected life (in years)	4.50	5.26

Warrants

The following tables summarize information about warrant activity during 2015 and 2014:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2013 and 2014	89,676	$5.00	0.73
Forfeited or expired	(89,676)	$5.00
Outstanding at September 30, 2015	—	$—	—

Other

In 2003, prior to National's acquisition of vFinance, Inc. and its subsidiaries in 2008, vFinance, Inc. had deposited in escrow a stock certificate representing 4,500,000 shares of its common stock to secure an obligation to make payments aggregating $250,000 under a settlement agreement. The settlement obligation was paid in full in 2006 and vFinance was then entitled to the return of all of the shares. Such shares represented 63,000 post-acquisition shares of National's common stock but were not considered outstanding by National. However, the Company believes that the transfer agent escheated the shares to the State of

Florida which it sold for proceeds of $128,000 and remitted the proceeds to the escrow agent. ln December 2014, National received such proceeds from the escrow agent.

The Company recorded a receivable from the escrow agent of $128,000 at September 30, 2014 which is included in other assets in the consolidated statement of financial condition, with a corresponding credit to stockholders' equity. The Company has considered such shares outstanding for the entire fiscal year ended September 30, 2014 for purposes of computing earnings per share.

NOTE 14. NET CAPITAL REQUIREMENTS OF BROKER-DEALER SUBSIDIARIES

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. In February 2015, pursuant to a directive form FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2015, National Securities had net capital of $8,160,810 which was $7,910,810 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2015, vFinance Investments had net capital of $2,475,484 which was $1,475,484 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 194.5%. vFinance Investments is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

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

NOTE 16. EMPLOYEE BENEFITS

In September 2011, the Company created a new defined contribution 401(k) plan (the “Plan”) merging the two plans originally formed prior to the merger of National and vFinance effective October 1, 2011. Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company’s contributions are made at the discretion of the Board of Directors. For the fiscal years ended September 30, 2015 and 2014 the Company made no contributions to the plan.

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

Corporate pre-tax loss consists of certain expenses that have not been allocated to reportable segments.

Segment information for the years ended September 30, 2015 and 2014 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
2015
Revenues	$154,797,000	$8,249,000	$—		$163,046,000
Pre-tax income (loss)	3,580,000	471,000	(3,573,000)	(a)	478,000

Identifiable assets	41,466,000	4,077,000	17,839,000	(b)	63,382,000
Depreciation and amortization	744,000	113,000	270,000		1,127,000
Interest	13,000	—	—		13,000
Capital expenditures	152,000	40,000	62,000		254,000

2014
Revenues	$176,195,000	$8,097,000	$—		$184,292,000
Pre-tax income (loss)	11,189,000	799,000	(4,166,000)	(a)	7,822,000

Identifiable assets	44,222,000	2,907,000	17,664,000	(b)	64,793,000
Depreciation and amortization	754,000	73,000	309,000		1,136,000
Interest	33,000	—	—		33,000
Capital expenditures	109,000	55,000	40,000		204,000

(a)Consists of executive salaries and other expenses not allocated to reportable segments by management.
(b)Consists principally of deferred tax assets.