Form 10-Q
period 2015-12-31
NATIONAL HOLDINGS CORP
filed 2016-02-16
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2015	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of February 12, 2016 there were 12,440,035 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015 (Unaudited)	September 30, 2015
ASSETS

Cash	$22,260,000	$24,642,000
Restricted cash	218,000	218,000
Cash deposits with clearing organizations	1,005,000	1,005,000
Securities owned at fair value	708,000	887,000
Receivables from broker-dealers and clearing organizations	2,742,000	3,078,000
Forgivable loans receivable	1,363,000	1,368,000
Other receivables, net	4,531,000	3,709,000
Prepaid expenses	2,179,000	1,727,000
Fixed assets, net	756,000	712,000
Intangible assets, net	7,138,000	7,331,000
Goodwill	6,531,000	6,531,000
Deferred tax asset, net	11,873,000	11,662,000
Other assets, principally refundable deposits	501,000	512,000
Total Assets	$61,805,000	$63,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, not yet purchased at fair value	$5,000	$32,000
Accrued commissions and payroll payable	10,346,000	10,244,000
Accounts payable and accrued expenses	5,496,000	6,602,000
Deferred clearing and marketing credits	1,152,000	1,205,000
Other	46,000	37,000
Total Liabilities	17,045,000	18,120,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, 150,000,000 shares authorized; 12,440,035 and 12,473,968 issued and outstanding at December 31, 2015 and at September 30, 2015, respectively	249,000	249,000
Additional paid-in-capital	80,233,000	80,282,000
Accumulated deficit	(35,737,000)	(35,284,000)

Total National Holdings Corporation Stockholders’ Equity	44,745,000	45,247,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	44,760,000	45,262,000

Total Liabilities and Stockholders’ Equity	$61,805,000	$63,382,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended December 31,
	2015	2014
Revenues
Commissions	$22,995,000	$24,416,000
Net dealer inventory gains	2,544,000	3,439,000
Investment banking	6,117,000	5,122,000
Investment advisory	3,660,000	3,825,000
Interest and dividends	918,000	831,000
Transfer fees and clearing services	2,372,000	2,715,000
Tax preparation and accounting	900,000	759,000
Other	116,000	94,000
Total Revenues	39,622,000	41,201,000

Operating Expenses
Commissions, compensation and fees	34,710,000	35,288,000
Clearing fees	763,000	601,000
Communications	833,000	996,000
Occupancy	935,000	985,000
License and registration	357,000	318,000
Professional fees	799,000	841,000
Interest	1,000	4,000
Depreciation and amortization	300,000	274,000
Other administrative expenses	1,568,000	1,379,000
Total Operating Expenses	40,266,000	40,686,000

(Loss) Income before Income Tax (Benefit) Expense	(644,000)	515,000

Income tax (benefit) expense	(191,000)	221,000
Net (Loss) Income	$(453,000)	$294,000

Net (loss) income per share - Basic	$(0.04)	$0.02
Net (loss) income per share - Diluted	$(0.04)	$0.02

Weighted number of shares outstanding - Basic	12,446,064	12,445,479
Weighted number of shares outstanding - Diluted	12,446,064	12,491,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders Equity
	Shares	$
Balance, September 30, 2015	12,473,968	$249,000	$80,282,000	$(35,284,000)	$15,000	$45,262,000

Stock-based compensation – stock options			37,000			37,000

Stock repurchase	(33,933)		(86,000)			(86,000)

Net loss				(453,000)		(453,000)

Balance, December 31, 2015	12,440,035	$249,000	$80,233,000	$(35,737,000)	$15,000	$44,760,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Period Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(453,000)	$294,000
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	300,000	274,000
Amortization of forgivable loans to registered representatives	141,000	66,000
Stock-based compensation	37,000	168,000
Provision for doubtful accounts	(31,000)	56,000
Amortization of deferred clearing credit	(53,000)	(26,000)
Increase in fair value of contingent consideration	4,000	—
Deferred tax (benefit) expense	(211,000)	172,000
Changes in assets and liabilities
Restricted cash	—	(125,000)
Securities owned, at fair value	179,000	(360,000)
Receivables from broker-dealers and clearing organizations	336,000	1,578,000
Forgivable loans receivable, net of repayments	(136,000)	(197,000)
Other receivables, net	(791,000)	207,000
Prepaid expenses	(452,000)	(647,000)
Other assets, principally refundable deposits	11,000	136,000
Accounts payable, accrued expenses and other liabilities	(999,000)	(4,019,000)
Securities sold, but not yet purchased, at fair value	(27,000)	(36,000)
Net cash used in operating activities	(2,145,000)	(2,459,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(151,000)	(204,000)
Net cash used in investing activities	(151,000)	(204,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares of common stock	(86,000)	—
Net cash used in financing activities	(86,000)	—

NET DECREASE IN CASH	(2,382,000)	(2,663,000)

CASH BALANCE
Beginning of the period	24,642,000	24,465,000
End of the period	$22,260,000	$21,802,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,000	$4,000
Income taxes	$17,000	$1,085,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Holdings Corporation, a Delaware corporation (“National” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of December 31, 2015 and for the three months ended December 31, 2015 and 2014 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for additional disclosures and a description of accounting policies.

In February 2015, the board of directors declared a 1 for 10 reverse stock split of the Company’s common stock. All share and per share information has been restated for the three month period ended December 31, 2014 giving retroactive effect to the reverse stock split.
Certain items in the consolidated statement of operations for the fiscal 2015 period have been reclassified to conform to the presentation in the fiscal 2016 period. Such reclassifications did not have a material impact on the presentation of the overall financial statements.
NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

National was organized in 1996 and operates through its wholly-owned subsidiaries which principally provide diverse financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage to retail individual and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. Broker-dealer subsidiaries consist of National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, Boca Raton, Florida, and Seattle, Washington. The Broker-Dealer subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC") and the Commodities and Futures Trading Commission, and are members of the Financial Industry Regulatory Authority, the Securities Investor Protection Corporation and the National Futures Association.

The Company’s wholly-owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"), is a federally-registered investment adviser providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed.

The Company’s wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation ("National Insurance"), and Prime Financial Services, a Delaware corporation, provide fixed insurance products to their clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

The Company’s wholly-owned subsidiary Gilman Ciocia, Inc., a Delaware corporation("Gilman"), provides tax preparation services to individuals and accounting services to small and midsize companies.

The Company’s wholly-owned subsidiary, GC Capital Corporation, a Washington corporation ("GC"), provides licensed mortgage brokerage services in the State of Florida.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At December 31, 2015 and September 30, 2015, the receivables of $2,742,000 and $3,078,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s asset management advisory business.

Other receivables, net, at December 31, 2015 and September 30, 2015 of $4,531,000 and $3,709,000, respectively, principally represent trailing fees and fees for tax and accounting services and are net of allowance for doubtful accounts of $542,000 and $573,000, respectively.

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2020. Forgiveness of loans amounted to $141,000 and $66,000 for three months ended December 31, 2015 and 2014, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of December 31, 2015 and September 30, 2015, no allowance for doubtful accounts was required.

Forgivable loan activity for the three months ended December 31, 2015 is as follows:

Balance, October 1, 2015	$1,368,000
Advances	136,000
Amortization	(141,000)
Balance, December 31, 2015	$1,363,000

There were no unamortized loans outstanding attributable to registered representatives who ended their affiliation with the Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

NOTE 5. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

Classification of securities are as follows:

As of December 31, 2015
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$44,000	—	—	$44,000
Municipal bonds	479,000	—	—	479,000
Restricted stock and warrants	—	149,000	36,000	185,000
	$523,000	$149,000	$36,000	$708,000

Securities sold, not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$5,000	$—	$—	$5,000

As of September 30, 2015
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$44,000	—	—	$44,000
Municipal bonds	638,000	—	—	638,000
Restricted stock	—	205,000	—	205,000
	$682,000	$205,000	$—	$887,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$32,000	—	—	$32,000

NOTE 6. FIXED ASSETS

Fixed assets as of December 31, 2015 and September 30, 2015 consist of the following:

	December 31, 2015	September 30, 2015	Estimated Useful Lives (In Years)
Equipment	$679,000	$539,000	5
Furniture and fixtures	162,000	162,000	5
Leasehold improvements	608,000	598,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	453,000	452,000	5
	1,902,000	1,751,000
Less accumulated depreciation and amortization	(1,146,000)	(1,039,000)
Fixed assets – net	$756,000	$712,000

Depreciation and amortization expense associated with fixed assets for the three months ended December 31, 2015 and 2014 was $107,000 and $77,000, respectively.

NOTE 7 - INTANGIBLE ASSETS

In February 2015, Gilman acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of contingent consideration payable in cash having a fair value of $569,000, for which a liability (included in Accounts payable and other liabilities) was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the acquisition agreement, during the 48-month period following the closing up to a maximum of $640,000. The liability was valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liability will be revalued at each Balance Sheet date with changes therein recorded in earnings. During the three months ended December 31, 2015, the estimated fair value of the liability was increased by $4,000 which was included in other administrative expenses and decreased by a payment of $27,000 to the seller. The fair value of the acquired assets was allocated to customer relationships, which will be amortized over seven years.

The following table presents intangible assets, principally acquired in the Company's acquisition of Gilman in October 2013, their carrying amount as of December 31, 2015 and their estimated useful lives:

Intangible asset	Fair Value	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$1,485,000	$5,484,000	7-10
Non-compete	296,000	296,000	—	2
Brands	1,654,000	—	1,654,000	Indefinite
	$8,919,000	$1,781,000	$7,138,000

Amortization expense associated with intangible assets for the three months ended December 31, 2015 and 2014 was $193,000 and $197,000, respectively.

The estimated future amortization expense of the above intangible assets for the next five fiscal years and thereafter is as follows:

Year ending September 30,
2016	$543,000
2017	721,000
2018	721,000
2019	721,000
2020	721,000
Thereafter	2,057,000
Total	$5,484,000

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and other accrued expenses as of December 31, 2015 and September 30, 2015 consist of the following:

	December 31, 2015	September 30, 2015
Legal	$559,000	$807,000
Audit	490,000	552,000
Telecommunications	208,000	201,000
Data services	237,000	384,000
Regulatory	605,000	640,000
Settlements	740,000	817,000
Deferred rent	20,000	33,000
Contingent consideration payable	511,000	534,000
Other	2,126,000	2,634,000
Total	$5,496,000	$6,602,000

NOTE 9. PER SHARE DATA

Basic net (loss) income per share of common stock attributable to the Company is computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net income per share is computed on the basis of such weighted average number of shares of common stock outstanding plus the dilutive effect of incremental shares of common stock potentially issuable under outstanding options, warrants and unvested restricted stock units utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Month Period Ended December 31,
	2015	2014

Basic weighted average shares	12,446,064	12,445,479
Effect of dilutive securities:
Options	—	25,625
Unvested restricted stock units	—	20,506
Diluted weighted-average shares	12,446,064	12,491,610

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive:

	Three Month Periods Ended December 31,
	2015	2014
Options	1,354,500	1,128,000
Warrants	—	89,676
Total	1,354,500	1,217,676

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

In April 2014, the FASB issued ASU 2014-8, which changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. ASU 2014-08, which is to be applied prospectively to all new disposals of components and new classifications as held for sale, will become effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. The Company adopted ASU 2014-08 on October 1, 2015 which did not have any impact on its financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for the Company beginning after October 1, 2016 and early adoption is permitted. The Company does not anticipate that the adoption of ASU 2014-12 will have a material impact on its financial statements.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through August 2025, and as of December 31, 2015, is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2016	$2,522,000	$105,000	$2,417,000
2017	2,555,000	84,000	2,471,000
2018	1,887,000	—	1,887,000
2019	1,082,000	—	1,082,000
2020	907,000	—	907,000
Thereafter	852,000	—	852,000
	$9,805,000	$189,000	$9,616,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of December 31, 2015 and September 30, 2015, the Company has recognized deferred rent payable of $20,000 and $33,000, respectively, which is included in “Accounts payable and other liabilities” in the condensed consolidated statements of financial condition. Rental expense under all operating leases for the three months ended December 31, 2015 and December 31, 2014 was $956,000 and $996,000 respectively. Sublease income under all operating subleases for the three months ended December 31, 2015 and 2014 was approximately $36,000 and $35,000, respectively.

As of December 31, 2015, the Company and its subsidiaries had outstanding two letters of credit, which have been issued in the maximum amount of $218,000 as security for property leases, and which are collateralized by the restricted cash as reflected in the statements of financial condition.

Litigation and Regulatory Matters

The Company and its subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Several cases have no stated alleged damages. Claim amounts are infrequently indicative of the actual amounts the Company will be liable for, if any. Further, the Company has a history of collecting amounts awarded in these types of matters from its registered representatives that are still affiliated, as well as from those that are no longer affiliated. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and the ultimate outcome of these matters cannot be determined at this time.

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of December 31, 2015 and September 30, 2015, the Company accrued approximately $740,000 and 817,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. The Company has included in "Professional fees" litigation and FINRA related expenses of $573,000 and 489,000 for the three months ended December 31, 2015 and 2014, respectively.

NOTE 13. NET CAPITAL REQUIREMENTS

National Securities is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) ("the Rule"), which, among other things, requires the maintenance of minimum net capital. At December 31, 2015, National Securities had net capital of $5,808,027 which was $5,558,027 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2015, vFinance Investments had net capital of $2,493,789 which was $1,493,789 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 197.5%. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 14. STOCK BASED COMPENSATION

Stock Options

Information with respect to stock option activity during the three months ended December 31, 2015 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	1,370,000	$6.34	$1.14	4.12	$—
Forfeited or expired	(15,500)	$5.00	$2.30	8.04	$—
Outstanding at December 31, 2015	1,354,500	$6.35	$1.13	3.67	$—
Vested and exercisable at December 31, 2015	1,232,500	$6.44	$1.03	3.45	$—

During the three months ended December 31, 2015 and 2014 the Company recognized compensation expense of $37,000 and $168,000, respectively, related to stock options (and restricted stock units in 2014), and at December 31, 2015 had approximately $100,000 of unamortized compensation costs related to non-vested stock options, which will be recognized by 2017.

NOTE 15.  SHARE REPURCHASE

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management. During the three months ended December 31, 2015, the Company repurchased 33,933 commons shares at a cost of approximately $86,000. Since inception, the Company has repurchased 80,576 shares at a total cost of approximately $231,000. Such shares have been retired.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income tax (benefit) expense for the three-month periods ended December 31, 2015 and 2014 is based on the Company's estimated annual effective tax rate.

At December 31, 2015, the Company had a net deferred tax asset of 11,873,000, principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

NOTE 17. SEGMENT INFORMATION

The Company has two reportable segments. The brokerage and advisory services segment includes broker-dealer and investment advisory services, the sale of insurance products and licensed mortgage brokerage services provided by the Broker-Dealer Subsidiaries, NAM, National Insurance and GC. The tax and accounting services segment includes tax preparation and accounting services provided by Gilman.

The Corporate pre-tax loss consists of certain expenses that have not been allocated to reportable segments.

Segment information for the three months ended December 31, 2015 and 2014 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended December 31,
2015
Revenues	$38,722,000	$900,000	$—		$39,622,000
Pre-tax income (loss)	1,023,000	(1,158,000)	(509,000)	(a)	(644,000)

Assets	40,716,000	2,929,000	18,160,000	(b)	61,805,000
Depreciation and amortization	199,000	45,000	56,000		300,000
Interest	1,000	—	—		1,000
Capital expenditures	106,000	18,000	27,000		151,000

2014
Revenues	$40,442,000	$759,000	$—		$41,201,000
Pre-tax income (loss)	1,985,000	(630,000)	(840,000)	(a)	515,000

Assets	36,696,000	6,604,000	20,082,000	(b)	63,382,000
Depreciation and amortization	110,000	7,000	157,000		274,000
Interest	4,000	—	—		4,000
Capital expenditures	204,000	—	—		204,000

(a)	Consists of expenses not allocated to reportable segments.

(b)	Consists principally of deferred tax asset, intangibles and goodwill.

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

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through the Company’s principal subsidiaries, National Securities Corporation (“National Securities or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of the Company's retail, corporate and institutional clients. Following the Company's merger with Gilman Ciocia, Inc., a Delaware corporation ("Gilman"), in October 2013, we also provide tax preparation services through Gilman, which is now a wholly-owned subsidiary. In November 2013, following approval from the Financial Industry Regulatory Authority ("FINRA"), National Securities received a transfer of Gilman's Prime Capital Services retail brokers and customer accounts.

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

As of December 31, 2015, the Company had approximately 1,100 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 31 Company offices located in New York, New Jersey, Florida, Texas, Washington and Illinois branches, the Company has approximately 113 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RECENT DEVELOPMENTS

An excerpt from an 8-K filed by the Company, pertaining to the status of discussions with B. Riley Financial, Inc. and CB Pharma Acquisition Corp. as filed on January 27, 2016 follows:

On December 27, 2015, the exclusivity agreement with B. Riley Financial, Inc. (“Riley”) under its letter of intent expired pursuant to its terms.  After the end of the exclusivity period, the Company commenced, and is continuing to hold discussions with, CB Pharma Acquisition Corp. (“CB”) with respect to its previously reported non-binding proposal to acquire all of the outstanding shares of common stock of the Company.  On January 25, 2016, Riley notified the Company that it was withdrawing its previously reported acquisition offer and is terminating its discussions with the Company due, in part, to the Company’s decision not to grant an additional exclusive time period during which definitive agreements could be negotiated.  However, Riley stated it may in the future explore a potential acquisition of the Company and engage in discussions with the Board and Management of the Company regarding such a transaction. The Company did not think it was in the best interests of the Company and its Shareholders to extend the exclusivity period with Riley in order that discussions with CB and other potential interested parties with respect to strategic opportunities could be held without any further restrictions.

During the three months ended December 31, 2015, the Company repurchased 33,933 common shares at a cost of approximately $86,000. Since inception, the Company has repurchased 80,576 shares at a total cost of approximately $231,000. Such shares have been retired. In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Summary

The environment in which we operate remains challenging. The Company’s first quarter of fiscal year 2016 resulted in a decrease in revenues and operating expenses of 4% and 1%, respectively, resulting in a decrease in pre-tax margin of approximately 225% versus the same quarter of the prior year. Commissions and trading revenues continued to suffer from market uncertainty, and therefore lighter client activity.  Investment Advisory declined on lower market values and therefore lower management fees.  Conversely, our Investment Banking and Tax Preparation & Accounting businesses both posted strong first quarters.  As previously disclosed, we added to our Investment Banking team during the first quarter of fiscal year 2016 which resulted in the expansion of our industry coverage.  We remain encouraged by the continuing recovery of Alternative Investment sales and increasing participation by our registered representatives in insurance product sales.

Operating expenses declined 1% during the first quarter of fiscal year 2016.  An increase in settlement expenses compared to the prior year quarter combined with higher transaction costs within certain business segments resulted in a disproportionate decrease in costs versus revenues.

As a result of these factors, the Company reported a net loss of $453,000 and a net income of $294,000 for the quarters ended December 31, 2015 and 2014, respectively.

Revenues

	Three Months Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Commissions	$22,995,000	$24,416,000	$(1,421,000)	(6)%
Net dealer inventory gains	2,544,000	3,439,000	(895,000)	(26)
Investment banking	6,117,000	5,122,000	995,000	19
Investment advisory	3,660,000	3,825,000	(165,000)	(4)
Interest and dividends	918,000	831,000	87,000	10
Transfer fees and clearing services	2,372,000	2,715,000	(343,000)	(13)
Tax preparation and accounting	900,000	759,000	141,000	19
Other	116,000	94,000	22,000	23
Total Revenues	$39,622,000	$41,201,000	$(1,579,000)	(4)%

Total revenues decreased $1,579,000, or 4%, in the first quarter of fiscal year 2016 to $39,622,000, from $41,201,000 in the first quarter of fiscal year 2015. As noted in the summary above and in the preceding table, strength in Investment Banking and

Tax Preparation and Accounting was offset by weaker performance in our Commissions and Net dealer inventory gains businesses. Transfer Fees and Clearing Services are highly correlative with our Commissions business.

Commissions decreased $1,421,000, or 6%, to $22,995,000 in the current quarter from $24,416,000 during the first quarter of fiscal year 2015. Retail commissions decreased as a result of a choppy and volatile market compounded by typical holiday season trade volumes. Issues including steep oil price declines, China's slowing growth concerns, the first Federal reserve interest rate increase in nearly ten years and continued rate increase uncertainty have all contributed to this difficult market and declining sales volumes. Alternative investment product sales in the quarter were the strongest since the fourth quarter of fiscal year 2014.

Net dealer inventory gains, consisting primarily of proprietary trading, market making, and customer trade facilitation, and include activities in equities, municipal and corporate debt and treasury bonds, declined 26% in the current quarter versus the first quarter of fiscal 2015. Revenue decreased $895,000 to $2,544,000, from $3,439,000 during the first quarter of fiscal year 2016. This business continues to suffer from comparisons to fiscal 2015. Volumes and spreads have remained at more traditional levels in fiscal 2016. Trading in treasury securities continued to suffer due to continuing low interest rates and Fed rate hike uncertainty despite the recent increase.

Investment banking fees increased $995,000, or 19%, to $6,117,000 in the current quarter from $5,122,000 during the first quarter of fiscal year 2015. A strong deal pipeline with solid offerings and execution in the current quarter helped surpass what was also a strong first quarter last year.

Investment advisory fees decreased $165,000, or 4%, to $3,660,000 in the current quarter from $3,825,000 in the first quarter of fiscal year 2015. Management remains focused on adding new assets and registered investment advisors to our NAM platform and remain comfortable that our service offering and business model is competitive. Recent market events, however, have had a negative impact on asset values and therefore total assets under management, reducing our billable asset base.

Interest and dividend income increased by $87,000, or 10%, to $918,000 in the current quarter from $831,000 in the first quarter of fiscal year 2015. This increase is primarily attributable to slightly higher customer margin and free cash balances during the quarter.

Transfer fees and clearing services decreased $343,000, or 13%, to $2,372,000 in the current quarter from $2,715,000 in first quarter of fiscal year 2015. This decrease is directly associated with the decline in Commission revenue and is primarily due to fewer retail transactions processed during the period.

Tax preparation and accounting fees increased $141,000, or 19%, to $900,000 in the current quarter from $759,000 in the first quarter of fiscal year 2015. This is primarily due to the acquisition of a tax practice in February 2015, which contributed to revenues in the first fiscal quarter of 2016, but not in the same quarter in the prior year.

Other revenue increased $22,000, or 23%, to $116,000 in the current quarter from $94,000 during the first quarter of fiscal year 2015.

Operating Expenses

In comparison with the 4% decrease in total revenues, operating expenses decreased by $420,000, or 1%, to $40,266,000 in the current quarter compared to $40,686,000 in the same quarter of fiscal year 2015. The decrease in expenses is primarily as a result of the decrease in commissions revenue. However most expense categories declined or immaterially increased versus the prior year quarter, with the exception of other administrative costs which was negatively impacted by higher costs associated with legal settlements in the current fiscal quarter versus the same quarter last year. Additionally, costs were incurred during the quarter due to the discussions and negotiations in connection with potential transactions with B. Riley Financial, Inc. and CB Pharma Acquisition Corp.

	Three Months Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Commissions, compensation and fees	$34,710,000	$35,288,000	$(578,000)	(2)%
Clearing fees	763,000	601,000	162,000	27
Communications	833,000	996,000	(163,000)	(16)
Occupancy	935,000	985,000	(50,000)	(5)
License and registration	357,000	318,000	39,000	12
Professional fees	799,000	841,000	(42,000)	(5)
Interest	1,000	4,000	(3,000)	(75)
Depreciation and amortization	300,000	274,000	26,000	9
Other administrative expenses	1,568,000	1,379,000	189,000	14
Total Operating Expenses	$40,266,000	$40,686,000	$(420,000)	(1)%

Commissions, compensation, and fees, which includes expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees, decreased by $578,000, or 2%, to $34,710,000 in the current quarter from $35,288,000 for the first quarter of fiscal year 2015. This decrease is highly attributable to the decrease in revenues. Commission expense also includes the amortization of forgivable loans to registered representatives aggregating $141,000 and $66,000 for the first quarter of fiscal years 2016 and 2015, respectively. These amounts fluctuate based upon the amounts of forgivable loans outstanding and the time period for which the registered representatives have agreed to be affiliated with National Securities. Employee compensation also includes the amortization of the fair value associated with stock based compensation of $37,000 and $168,000 for the three months ended December 31, 2015 and 2014, respectively.

Clearing fees increased $162,000, or 27%, to $763,000 in the current quarter from $601,000 in the first quarter of fiscal year 2015. This increase is due in part to a rebate we received in the first fiscal quarter of 2015, with no comparable credit in 2016.  In addition to this rebate, charge backs to our registered representatives and amortization of deferred clearing credits were lower in the first quarter of fiscal 2016.

Communications expenses decreased by $163,000, or 16%, to $833,000 in the current quarter from $996,000 in the first quarter of fiscal year 2015. This decrease is primarily due to the continued evaluation and renegotiation of the numerous telecommunications contracts.

Occupancy expenses decreased $50,000, or 5%, to $935,000 in the current quarter from $985,000 in the first quarter of fiscal year 2015. This decrease is primarily due to the continuous review and consolidation of offices where appropriate, reducing the cost per square foot and the total square footage of office space rented by the Company.

License and registration expenses increased by $39,000, or 12%, to $357,000 in the current quarter from $318,000 in the first quarter of fiscal 2015. This increase is due to higher fees incurred in the registration of new registered representatives and annual renewal of existing registered representatives during the first fiscal quarter of 2016 as compared to the same quarter last year.

Professional fees decreased by $42,000, or 5% to $799,000 in the current quarter from $841,000 in the first quarter of fiscal year 2015. This decrease is primarily a result of the Company having collected a larger percentage of legal costs associated with arbitrations from it registered representatives in the first fiscal quarter of 2016 as compared to the same quarter last year.

Interest expense decreased by 3,000, or 75%, to $1,000 in the current quarter from $4,000 in the first quarter of fiscal year 2015.

Depreciation and amortization expenses increased by $26,000, or 9% to $300,000 in the current quarter from $274,000 in the first quarter of fiscal year 2015.

Other administrative expenses increased $189,000, or 14%, to $1,568,000 in the current quarter from $1,379,000 in the first quarter of fiscal year 2015. This increase is primarily attributable to higher settlements expenses recorded in the current fiscal quarter as compared to the same quarter last year.

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

For the three months ended December 31, 2015 and 2014, EBITDA, as adjusted, was $(165,000) and $1,027,000, respectively. This decrease of $1,192,000, or 116%, primarily resulted from a decrease in revenues and the resulting lower gross margin.

The following table presents a reconciliation of EBITDA, as adjusted, to net (loss) income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended December 31,
	2015	2014

Net (loss) income, as reported	$(453,000)	$294,000
Interest expense	1,000	4,000
Income tax (benefit) expense	(191,000)	221,000
Depreciation	107,000	77,000
Amortization	193,000	197,000
EBITDA	(343,000)	793,000
Non-cash compensation expense	37,000	168,000
Forgivable loan amortization	141,000	66,000
EBITDA, as adjusted	$(165,000)	$1,027,000

EBITDA, adjusted for forgivable loan amortization and non-cash compensation expense, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at December 31,		Average Balance during first three months of
	2015	2014	2015	2014
Cash	$22,260,000	$21,802,000	$23,451,000	$23,134,000
Receivables from broker-dealers and clearing organizations	2,742,000	3,407,000	2,910,000	4,196,000
Securities owned	708,000	1,421,000	798,000	1,241,000

Accrued Commissions and payroll payable, accounts payable and accrued expenses	15,842,000	16,846,000	16,344,000	17,155,000

We maintain a reasonably high level of liquidity on our balance sheet. At both, December 31, 2015 and 2014, 42% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers and others. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

National Securities is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) (the "Rule"), which, among other things, requires the maintenance of minimum net capital. At December 31, 2015, National Securities had net capital of $5,808,027 which was $5,558,027 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2015, vFinance Investments had net capital of $2,493,789 which was $1,493,789 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 197.5%. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

During the first three months of fiscal 2016 and fiscal year 2015, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its registered representatives. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual registered representatives from whom the receivables are due.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $151,000 and $204,000 during the first three months of fiscal 2016 and 2015, respectively.

	Three months ended December 31,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(453,000)	$294,000
Non-cash adjustments
Depreciation and amortization	300,000	274,000
Stock based compensation	37,000	168,000
Deferred tax expense	(211,000)	172,000
Other	61,000	96,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	336,000	1,578,000
Securities owned. at fair value	179,000	(360,000)
Accounts payable and accrued expenses and other liabilities	(999,000)	(4,019,000)
Prepaid expenses	(452,000)	(647,000)
Other	(943,000)	(15,000)
Net cash used in operating activities	(2,145,000)	(2,459,000)

Cash flows from investing and financing activities
Purchase of fixed assets	(151,000)	(204,000)
Repurchase of shares of common stock	(86,000)	—
Net cash used in investing and financing activities	(237,000)	(204,000)
Net decrease in cash	$(2,382,000)	$(2,663,000)

Three months ended December 31, 2015

The decrease in receivables from clearing organizations, broker-dealers and others at December 31, 2015 as compared to December 31, 2014 is primarily due to the lower revenues in the month of December 2015 as compared to December 2014. These receivables are typically received within 30 days of the close of the month. The increase in forgivable loans in fiscal 2015 as compared 2014 is a result of an increase in loans associated with the engagement of new registered representatives. The decrease in accounts payable, accrued expenses and other liabilities at December 31, 2015 as compared to December 31, 2014 is primarily due to the reduction in commissions payable resulting from lower revenues at December 31, 2015 as compared to December 31, 2014.
Cash used in investing activities during fiscal year 2016 is attributable to cash used to acquire fixed assets, primarily consisting of computer equipment.

Cash used in financing activities during fiscal year 2016 consists of the repurchase of the Company's common stock.

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

The following table shows the quoted market values of marketable securities we owned ("long") and securities we sold but have not yet purchased ("short"), as of December 31, 2015:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$44,000	$5,000
Municipal bonds	479,000	—
Restricted stock and warrants	185,000	—
Total	$708,000	$5,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Several cases have no stated alleged damages. Claim amounts are infrequently indicative of the actual amounts the Company will be liable for, if any. Further, the Company has a history of collecting amounts awarded in these types of matters from its registered representatives that are still affiliated, as well as from those that are no longer affiliated. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. The Company intends to vigorously defend itself in these actions, and the ultimate outcome of these matters cannot be determined at this time.

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of December 31, 2015 and 2014, the Company accrued approximately $740,000 and 817,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	33,933	$2.51	80,576	$1,769,000
November 1, 2015 - November 30, 2015	—	$—	80,576	$1,769,000
December 1, 2015 - December 31, 2015	—	$—	80,576	$1,769,000
Total	33,933	$2.51	80,576	$1,769,000

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 16, 2016	By:	/s/ Robert B. Fagenson
Robert B. Fagenson
Executive Chairman of the Board and Chief Executive Officer

February 16, 2016	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer