Form 10-Q
period 2016-03-31
NATIONAL HOLDINGS CORP
filed 2016-05-16
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 16, 2016 there were 12,440,035 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Other uncertainties related to the transaction contemplated by the Agreement and Plan of Merger (the "Merger Agreement") dated as of April 27, 2016, by and among National Holdings Corporation, a Delaware corporation (“National” or the “Company”), Fortress Biotech, Inc., a Delaware corporation ("Fortress"), and FBIO Acquisition, Inc., a Delaware corporation ("Acquisition Sub") include, but are not limited to: (i) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (ii) successful completion of the proposed transactions on a timely basis; (iii) uncertainties as to how many of the Company shareholders will tender their shares into the tender offer; (iv) the impact of regulatory reviews on the proposed transaction; (v) the outcome of any legal proceedings that may be instituted against one or both of the Company and Fortress and others following the announcement of the Merger Agreement; (vi) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the transaction; and (vii) other factors described in the Company’s filings with the SEC, including reports on Forms 10-K, 10-Q, and 8-K.

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016 (Unaudited)	September 30, 2015
ASSETS
Cash	$22,747,000	$24,642,000
Restricted cash	373,000	218,000
Cash deposits with clearing organizations	1,030,000	1,005,000
Securities owned, at fair value	510,000	887,000
Receivables from broker-dealers and clearing organizations	3,552,000	3,078,000
Forgivable loans receivable	1,567,000	1,368,000
Other receivables, net	4,509,000	3,709,000
Prepaid expenses	2,028,000	1,727,000
Fixed assets, net	756,000	712,000
Intangible assets, net	6,958,000	7,331,000
Goodwill	6,531,000	6,531,000
Deferred tax asset, net	11,629,000	11,662,000
Other assets, principally refundable deposits	310,000	512,000
Total Assets	$62,500,000	$63,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, but not yet purchased, at fair value	$1,000	$32,000
Accrued commissions and payroll payable	10,470,000	10,244,000
Accounts payable and accrued expenses	5,510,000	6,602,000
Deferred clearing and marketing credits	1,100,000	1,205,000
Other	226,000	37,000
Total Liabilities	17,307,000	18,120,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, 150,000,000 shares authorized; 12,440,035 issued and outstanding at March 31, 2016 and 12,473,968 issued and outstanding at September 30, 2015	249,000	249,000
Additional paid-in-capital	80,295,000	80,282,000
Accumulated deficit	(35,366,000)	(35,284,000)

Total National Holdings Corporation Stockholders’ Equity	45,178,000	45,247,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	45,193,000	45,262,000

Total Liabilities and Stockholders’ Equity	$62,500,000	$63,382,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended March 31,		Six Month Periods Ended March 31,
	2016	2015	2016	2015
Revenues
Commissions	$23,676,000	$25,746,000	$46,671,000	$50,162,000
Net dealer inventory gains	2,599,000	2,705,000	5,143,000	6,143,000
Investment banking	6,069,000	4,391,000	12,186,000	9,513,000
Investment advisory	3,316,000	3,527,000	6,976,000	7,352,000
Interest and dividends	794,000	847,000	1,712,000	1,678,000
Transaction fees and clearing services	1,549,000	1,853,000	3,921,000	4,567,000
Tax preparation and accounting	3,936,000	3,748,000	4,836,000	4,507,000
Other	93,000	100,000	209,000	193,000
Total Revenues	42,032,000	42,917,000	81,654,000	84,115,000

Operating Expenses
Commissions, compensation and fees	35,883,000	36,099,000	70,593,000	71,397,000
Clearing fees	527,000	886,000	1,290,000	1,528,000
Communications	812,000	936,000	1,645,000	1,964,000
Occupancy	969,000	981,000	1,904,000	1,979,000
License and registration	383,000	378,000	740,000	690,000
Professional fees	1,484,000	1,198,000	2,570,000	2,007,000
Interest	2,000	2,000	3,000	6,000
Depreciation and amortization	296,000	294,000	596,000	568,000
Other administrative expenses	1,061,000	1,610,000	2,342,000	2,928,000
Total Operating Expenses	41,417,000	42,384,000	81,683,000	83,067,000

Income (loss) before Income Tax Expense	615,000	533,000	(29,000)	1,048,000

Income tax expense	245,000	196,000	53,000	417,000
Net Income (loss)	$370,000	$337,000	$(82,000)	$631,000

Net income (loss) per share - Basic	$0.03	$0.03	$(0.01)	$0.05
Net income (loss) per share - Diluted	$0.03	$0.03	$(0.01)	$0.05

Weighted number of shares outstanding - Basic	12,440,035	12,446,365	12,459,940	12,446,365
Weighted number of shares outstanding - Diluted	12,440,035	12,502,758	12,459,940	12,497,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2016

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholder's Equity
	Shares	$
Balance, September 30, 2015	12,473,968	$249,000	$80,282,000	$(35,284,000)	$15,000	$45,262,000

Stock-based compensation – stock options			99,000			99,000

Stock repurchase	(33,933)		(86,000)			(86,000)

Net loss				(82,000)		(82,000)

Balance, March 31, 2016	12,440,035	$249,000	$80,295,000	$(35,366,000)	$15,000	$45,193,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Month Periods Ended March 31,
	3/31/2016	3/31/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(82,000)	$631,000
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	596,000	568,000
Amortization of forgivable loans to registered representatives	324,000	149,000
Stock-based compensation	99,000	253,000
Provision for doubtful accounts	15,000	173,000
Amortization of deferred clearing credit	(105,000)	(78,000)
Increase in fair value of purchase consideration	8,000	—
Deferred tax expense	33,000	374,000
Changes in assets and liabilities, net of effects of acquisition
Restricted cash	(155,000)	(125,000)
Cash deposits with clearing organizations	(25,000)	—
Securities owned, at fair value	377,000	147,000
Receivables from broker-dealers and clearing organizations	(474,000)	1,353,000
Forgivable loans receivable, net of repayments	(523,000)	(423,000)
Other receivables, net	(815,000)	(452,000)
Prepaid expenses	(301,000)	(981,000)
Other assets, principally refundable deposits	202,000	258,000
Accounts payable, accrued expenses and other liabilities	(685,000)	(2,156,000)
Securities sold, but not yet purchased, at fair value	(31,000)	(21,000)
Net cash used in operating activities	(1,542,000)	(330,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(267,000)	(211,000)
Net cash used in investing activities	(267,000)	(211,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares of common stock	(86,000)	—
Net cash used in financing activities	(86,000)	—

NET DECREASE IN CASH	(1,895,000)	(541,000)

CASH BALANCE
Beginning of the period	24,642,000	24,465,000
End of the period	$22,747,000	$23,924,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,000	$2,000
Income taxes	$21,000	$1,123,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of March 31, 2016 and for the three and six months ended March 31, 2016 and 2015 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for additional disclosures and accounting policies.

In February 2015, the board of directors declared a 1 for 10 reverse stock split of the Company’s common stock. All share and per share information has been restated for the three and six months ended March 31, 2015, giving retroactive effect to the reverse stock split.

Certain items in the consolidated statement of operations for the fiscal 2015 periods have been reclassified to conform to the presentation in the fiscal 2016 periods. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

The Company’s wholly-owned subsidiary, National Insurance Corporation, a Washington corporation ("National Insurance"), provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

The Company’s wholly-owned subsidiary, Gilman Ciocia, Inc., a Delaware corporation ("Gilman"), provides tax preparation services to individuals and accounting services to small and midsize companies.

The Company’s wholly-owned subsidiary, GC Capital Corporation, a Washington corporation ("GC"), provides licensed mortgage brokerage services in the State of Florida.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At March 31, 2016 and September 30, 2015, the receivables of $3,552,000 and $3,078,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s asset management advisory business.

Other receivables, net, at March 31, 2016 and September 30, 2015 of $4,509,000 and $3,709,000, respectively, principally represent trailing fees and fees for tax and accounting services and are net of allowance for doubtful accounts of $476,000 and $573,000, respectively.

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest rates ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2020. Forgiveness of loans amounted to $324,000 and $149,000 for the six months ended March 31, 2016 and 2015, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of March 31, 2016 and September 30, 2015, no allowance for doubtful accounts was required.

Forgivable loan activity for the six months ended March 31, 2016 is as follows:

Balance, October 1, 2015	$1,368,000
Additions	523,000
Amortization	(324,000)
Balance, March 31, 2016	$1,567,000

There were no unamortized loans outstanding attributable to registered representatives who ended their affiliation with the Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

NOTE 5. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

Classification of securities are as follows:

Fair Value Measurements

As of March 31, 2016
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$79,000	—	—	$79,000
Municipal bonds	198,000	—	—	198,000
Restricted stock and warrants	—	233,000	—	233,000
	$277,000	$233,000	$—	$510,000

Securities sold, not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$1,000	$—	$—	$1,000
	$1,000	$—	$—	$1,000

As of September 30, 2015
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$44,000	—	—	$44,000
Municipal bonds	638,000	—	—	638,000
Restricted stock and warrants	—	205,000	—	205,000
	$682,000	$205,000	$—	$887,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$32,000	—	—	$32,000

NOTE 6. FIXED ASSETS

Fixed assets as of March 31, 2016 and September 30, 2015 consist of the following:

	March 31, 2016	September 30, 2015	Estimated Useful Lives
Equipment	$585,000	$539,000	5
Furniture and fixtures	162,000	162,000	5
Leasehold improvements	619,000	598,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	652,000	452,000	5
	2,018,000	1,751,000
Less accumulated depreciation and amortization	(1,262,000)	(1,039,000)
Fixed assets – net	$756,000	$712,000

Depreciation and amortization expense associated with fixed assets for the six months ended March 31, 2016 and 2015 was $223,000 and $159,000, respectively.

NOTE 7 - INTANGIBLE ASSETS

In February 2015, Gilman acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of contingent consideration payable in cash having a fair value of $569,000, for which a liability (included in Accounts payable and other liabilities) was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the acquisition agreement, during the 48-month period following the closing, up to a maximum of $640,000. The liability was valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liability will be revalued at each Balance Sheet date with changes therein recorded in earnings. During the three and six months ended March 31, 2016, the estimated fair value of the liability was increased by $4,000 and $8,000, respectively, which was included in other administrative expenses and decreased by payments to the seller during the three and six months ended March 31, 2016 of $18,000 and $45,000, respectively . The fair value of the acquired assets was allocated to customer relationships, which is being amortized over seven years.

The following table presents the carrying amounts of intangible assets as of March 31, 2016, principally acquired in the Company's acquisition of Gilman in October 2013, and their estimated useful lives:

Intangible asset	Fair Value	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$1,665,000	$5,304,000	7-10
Non-compete	296,000	296,000	—	2
Brands	1,654,000	—	1,654,000	Indefinite
	$8,919,000	$1,961,000	$6,958,000

Amortization expense associated with intangible assets for the six months ended March 31, 2016 and 2015 was $373,000 and $409,000, respectively.

The estimated future amortization expense of the above intangible assets for the next five fiscal years and thereafter is as follows:

Year ending September 30,
2016	$363,000
2017	721,000
2018	721,000
2019	721,000
2020	721,000
Thereafter	2,057,000
Total	$5,304,000

NOTE 8. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and accrued expenses as of March 31, 2016 and September 30, 2015 consist of the following:

	March 31, 2016	September 30, 2015
Legal	1,194,000	807,000
Audit	302,000	552,000
Telecommunications	228,000	201,000
Data services	225,000	384,000
Regulatory	722,000	640,000
Settlements	567,000	817,000
Deferred rent	8,000	33,000
Contingent consideration payable	497,000	534,000
Other	1,767,000	2,634,000
Total	$5,510,000	$6,602,000

NOTE 9. PER SHARE DATA

Basic net income (loss) per share of common stock attributable to the Company is computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed on the basis of such weighted average number of shares of common stock outstanding plus the dilutive effect of incremental shares of common stock potentially issuable under outstanding options, warrants and unvested restricted stock units utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2016	2015	2016	2015
Basic weighted-average shares	12,440,035	12,446,365	12,459,940	12,446,365
Effect of dilutive securities:
Options	—	22,826	—	24,226
Unvested restricted stock units	—	33,567	—	27,037
Diluted weighted-average shares	12,440,035	12,502,758	12,459,940	12,497,628

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive:

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2016	2015	2016	2015
Options	1,354,500	1,128,000	1,354,500	1,128,000
Warrants	43,116	89,676	43,116	89,676
	1,397,616	1,217,676	1,397,616	1,217,676

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for the Company beginning October 1, 2019 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its financial statements.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through April 2025, and as of March 31, 2016, is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2016	$1,925,000	$70,000	$1,855,000
2017	2,648,000	84,000	2,564,000
2018	1,855,000	—	1,855,000
2019	1,057,000	—	1,057,000
2020	885,000	—	885,000
Thereafter	900,000	—	900,000
	$9,270,000	$154,000	$9,116,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of March 31, 2016 and September 30, 2015, the Company has recognized deferred rent payable of $8,000 and $33,000, respectively, which is included in “Accounts payable and other liabilities” in the condensed consolidated statements of financial condition. Rental expense under all operating leases, excluding sublease income, for the six months ended March 31, 2016 and March 31, 2015 was $1,919,000 and $1,973,000, respectively. Sublease income under all operating subleases for the six months ended March 31, 2016 and 2015 was approximately $71,000 and $70,000, respectively.

As of March 31, 2016, the Company and its subsidiaries had three outstanding letters of credit, which have been issued in the maximum amount of $373,000 as security for property leases, and which are collateralized by the restricted cash as reflected in the statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At March 31, 2016 and September 30, 2015, the Company accrued approximately $567,000 and $817,000, respectively. These amounts are included in accounts payable and other liabilities in the statement of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $672,000 and $411,000 for the three months ended March 31, 2016 and 2015, respectively, and $1,245,000 and $411,000 for the six months ended March 31, 2016 and 2015, respectively.

NOTE 13. NET CAPITAL REQUIREMENTS

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. At March 31, 2016, National Securities had net capital of $5,311,482 which was $5,061,482 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2016, vFinance Investments had net capital of $2,544,865 which was $1,544,865 in excess of its required net capital of $1,000,000. vFinance Investments ratio of aggregate indebtedness to net capital was 2.03 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 14. STOCK BASED COMPENSATION

Stock Options

Information with respect to stock option activity during the six months ended March 31, 2016 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	1,370,000	$6.34	$1.14	4.12	$—
Forfeited or expired	(15,500)	$5.00	$2.30	8.04	$—
Outstanding at March 31, 2016	1,354,500	$6.35	$1.13	3.44	$—
Vested and exercisable at March 31, 2016	1,232,500	$6.44	$1.03	3.21	$—

During the six months ended March 31, 2016 and 2015, the Company recognized compensation expense of $99,000 and $144,000, respectively, related to stock options and restricted stock units in 2015, and as of March 31, 2016, had approximately $102,000 of unamortized compensation costs related to non-vested options, which will be recognized by 2017.

Warrants

As of March 31, 2016, there are 43,116 vested warrants outstanding to purchase common stock at an exercise price of $5.00 per share of which 20,087 expire in each of July 2016  and 2017 and 1,471 expire in each of  October 2016 and 2017. The Company had previously reported at September 30, 2015 that  such warrants had expired.

NOTE 15.  SHARE REPURCHASE

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management. During the three months ended March 31, 2016, the Company did not repurchase any shares. During the six months ended March 31, 2016, the Company repurchased 33,933 common shares at a cost of approximately $86,000. Since inception, the Company has repurchased 80,576 shares at a total cost of approximately $231,000. Such shares have been retired.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income tax expense for the three and six-month periods ended March 31, 2016 is based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The effective tax rate for the six month period ended March 31, 2016 differs from the federal statutory income tax rate principally due to non-deductible expenses and state and local income taxes.

At March 31, 2016, the Company had a net deferred tax asset of $11,629,000, principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax loss consists of certain expenses that have not been allocated to reportable segments.

Segment information for the three and six months ended March 31, 2016 and 2015 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended March 31,
2016
Revenues	$38,096,000	$3,936,000	$—		$42,032,000
Pre-tax income (loss)	329,000	1,384,000	(1,098,000)	(a)	615,000
Assets	41,871,000	3,044,000	17,585,000	(b)	62,500,000
Depreciation and amortization	185,000	43,000	68,000		296,000
Interest	—	—	2,000		2,000
Capital expenditures	—	10,000	106,000		116,000
2015
Revenues	$39,169,000	$3,748,000	$—		$42,917,000
Pre-tax income (loss)	269,000	1,182,000	(918,000)	(a)	533,000
Assets	42,302,000	3,996,000	17,693,000	(b)	63,991,000
Depreciation and amortization	203,000	19,000	72,000		294,000
Interest	2,000	—	—		2,000
Capital expenditures	7,000	—	—		7,000

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Six Months Ended March 31,
2016
Revenues	$76,818,000	$4,836,000	$—		$81,654,000
Pre-tax income (loss)	1,431,000	201,000	(1,661,000)	(a)	(29,000)
Assets	41,871,000	3,044,000	17,585,000	(b)	62,500,000
Depreciation and amortization	384,000	88,000	124,000		596,000
Interest	1,000	—	2,000		3,000
Capital expenditures	5,000	28,000	234,000		267,000
2015
Revenues	$79,608,000	$4,507,000	$—		$84,115,000
Pre-tax income (loss)	2,251,000	555,000	(1,758,000)	(a)	1,048,000
Assets	42,302,000	3,996,000	17,693,000	(b)	63,991,000
Depreciation and amortization	320,000	26,000	222,000		568,000
Interest	5,000	1,000	—		6,000
Capital expenditures	194,000	11,000	6,000		211,000

(a)	Consists of executive salaries and other expenses not allocated to reportable segments.

(b)	Consists principally of deferred tax asset.

NOTE 18. SUBSEQUENT EVENT

On April 27, 2016, the Company, Fortress Biotech, Inc. (“Fortress”), and FBIO Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Fortress (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition of the Company by Acquisition Sub.

Fortress has agreed to cause Acquisition Sub to commence a tender offer (the “Offer”) as promptly as practicable and in no event later than 30 days after the date the Financial Industry Regulatory Authority (“FINRA”) declares the application required under NASD Rule 1017 regarding the potential change of control of the broker-dealer subsidiaries of the Company as substantially complete, for all of the issued and outstanding shares of the Company’s common stock, par value $0.02 per share (the “Shares”), at a purchase price of $3.25 per Share in cash, net to the seller in cash but subject to any required withholding of taxes (the “Offer Price”).

The Company’s board of directors has approved the Merger Agreement and is remaining neutral and making no recommendation to the Company stockholders as to whether to accept the Offer and tender their Shares pursuant to the Offer.

The obligation of Fortress and Acquisition Sub to consummate the Offer is subject to a number of conditions, including (i) no denial by FINRA of the application regarding the potential change of control of the broker-dealer subsidiaries of the Company or no imposition by FINRA of any material restrictions or limitations on the broker-dealer subsidiaries of the Company as a result of the transactions contemplated by the Merger Agreement; (ii) the absence of a material adverse effect with respect to the Company; and (iii) certain other customary conditions. The consummation of the Offer is not subject to any financing condition or any condition regarding any minimum number of Shares being validly tendered in the Offer.

Following the completion of the Offer and subject to the terms and conditions of the Merger Agreement,including the condition that there shall have been, as of the expiration of the Offer, or the subsequent offering period, if applicable, validly tendered and not withdrawn in accordance with the terms of the Offer, a number of Shares that, together with the Shares then owned by Fortress and its controlled affiliates, representing at least 80% of all then-outstanding Shares (the “Merger Condition”), Acquisition Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Fortress (the “Merger”), pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”) without any additional stockholder approvals. If the Merger Condition is satisfied, the Merger will be effected as promptly as practicable following the purchase by Acquisition Sub of Shares validly tendered and not withdrawn in the Offer.

At the effective time of the Merger, if any, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by (i) Fortress, Acquisition Sub or any other direct or indirect wholly owned subsidiary of Fortress, (ii) the Company or any direct or indirect wholly owned subsidiary of the Company, and (iii) stockholders of the Company who properly exercised their dissenters’ rights under the DGCL) will have the right to receive the Offer Price.

The Company and Fortress have made customary representations, warranties and covenants in the Merger Agreement, including covenants (i) to promptly effect all registrations, filings and submissions required pursuant to any required governmental approvals, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable laws with respect to the Offer and the Merger; and (ii) to use their reasonable best efforts to take all appropriate action to consummate and effectuate the Offer, the Merger (if applicable) and the other transactions contemplated by the Merger Agreement.

The Company would be responsible for a termination fee of $1,820,281 and Fortress would be responsible for a termination fee of $4,375,000 if the Merger Agreement is terminated under certain circumstances as indicated in the Merger Agreement. The Company and Fortress would also be responsible to reimburse the other party for certain transaction expenses up to a maximum of $750,000 if the Merger Agreement is terminated under certain circumstances as indicated in the Merger Agreement.

Pursuant to the Merger Agreement, in the event the Merger Condition is not satisfied, the Company will remain a publicly-traded company. In such event, the Company’s stockholders, post-tender offer, will receive from the Company a five year warrant per held Share to purchase an additional Share at a purchase price of $3.25 per Share. The Company will distribute the warrants to its stockholders of record as of a date not later than 90 days following the closing of the Offer. The Company’s stockholders who do not tender their Shares pursuant to the Offer and remain stockholders of record as of such date will receive warrants. The warrants will be issued under a warrant agreement, substantially in the form attached as Exhibit A to the Merger Agreement.

If, upon closing of the Offer, the Merger Condition is not satisfied, the size of the board of directors of the Company will be reduced from eleven directors to seven directors, all of the members of the board of directors of the Company will resign except for Messrs. Fagenson and Goldwasser, each a current member of the board of directors of the Company, and Fortress will be entitled to appoint five members to the board of directors of the Company. If the Merger Condition is satisfied, then (x) upon the closing of the Offer, (i) the size of the board of directors of the Company will be reduced from eleven directors to five directors, (ii) all of the members of the board of directors of the Company will resign, except for Messrs. Fagenson and Goldwasser, and (iii) Fortress will be entitled to appoint three members to the board of directors of the Company and (y) upon closing of the Merger, (i) Messrs. Fagenson and Goldwasser will resign from the board of directors of the Company and (ii) Fortress will be entitled to appoint two members to the board of directors of the Company. In connection with the execution and delivery of the Merger Agreement, the Company has provided Fortress signed, irrevocable letters of resignation from all current members of the board of directors of the Company that will become effective based on the circumstances set forth above. Additionally, the Company has provided Fortress resolutions of the board of directors of the Company appointing the individuals selected by Fortress into the vacancies created on the board of directors of the Company as a result of the resignations described above.

The commencement of the Offer, and the consummation of the transactions contemplated by the Merger Agreement (including the Merger), are subject to the terms and conditions set forth in the Merger Agreement.  Thus, there can be no assurance that the Offer will be commenced, or that the transactions contemplated by the Merger Agreement, including the Merger, will be consummated.  In addition, since the Merger Agreement and the agreements executed and delivered in connection therewith contemplate that Acquisition Sub may purchase Shares in the Offer even if the Merger Condition is not satisfied, and that Fortress will have the right to appoint a majority of the members of the Company’s Board of Directors in that instance, it is possible that the Company will remain a publicly-traded company with a Board of Directors that is controlled by appointees of Fortress following the completion of the Offer

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through the Company’s principal subsidiaries, National Securities Corporation (“National Securities or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of the Company retail, corporate and institutional clients. Following the Company's merger with Gilman Ciocia, Inc., a Delaware corporation ("Gilman"), in October 2013, we also provide tax preparation and accounting services through Gilman, which is now a wholly-owned subsidiary. In November 2013, following approval from the Financial Industry Regulatory Authority ("FINRA"), National Securities received a transfer of Gilman's Prime Capital Services retail brokers and customer accounts.

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

As of March 31, 2016, the Company had approximately 1,105 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 32 Company offices located in New York, New Jersey, Florida, Texas, Washington and Illinois, the Company has approximately 118 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RECENT DEVELOPMENTS

An excerpt from a Form 8-K filed by the Company, pertaining to the Merger Agreement, as filed on April 28, 2016, follows:

On April 27, 2016, National Holdings Corporation, a Delaware corporation (the “Company”), Fortress Biotech, Inc. (“Fortress”), and FBIO Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Fortress (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition of the Company by Acquisition Sub.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Fortress has agreed to cause Acquisition Sub to commence a tender offer (the “Offer”) as promptly as practicable and in no event later than 30 days after the date the Financial Industry Regulatory Authority (“FINRA”) declares the application required under NASD Rule 1017 regarding the potential change of control of the broker-dealer subsidiaries of the Company as substantially complete, for all of the issued and outstanding shares of the Company’s common stock, par value $0.02 per share (the “Shares”), at a purchase price of $3.25 per Share in cash, net to the seller in cash but subject to any required withholding of taxes (the “Offer Price”).

The Company’s board of directors has approved the Merger Agreement and is remaining neutral and making no recommendation to the Company stockholders as to whether to accept the Offer and tender their Shares pursuant to the Offer.

The obligation of Fortress and Acquisition Sub to consummate the Offer is subject to a number of conditions, including (i) no denial by FINRA of the application regarding the potential change of control of the broker-dealer subsidiaries of the Company or no imposition by FINRA of any material restrictions or limitations on the broker-dealer subsidiaries of the Company as a result of the transactions contemplated by the Merger Agreement; (ii) the absence of a material adverse effect with respect to the Company; and (iii) certain other customary conditions. The consummation of the Offer is not subject to any financing condition or any condition regarding any minimum number of Shares being validly tendered in the Offer.

Following the completion of the Offer and subject to the terms and conditions of the Merger Agreement, including the condition that there shall have been, as of the expiration of the Offer, or the subsequent offering period, if applicable, validly tendered and not withdrawn in accordance with the terms of the Offer, a number of Shares that, together with the Shares then owned by Fortress and its controlled affiliates, representing at least 80% of all then-outstanding Shares (the “Merger Condition”), Acquisition Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Fortress (the “Merger”), pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”) without any additional stockholder approvals. If the Merger Condition is satisfied, the Merger will be effected as promptly as practicable following the purchase by Acquisition Sub of Shares validly tendered and not withdrawn in the Offer.

At the effective time of the Merger, if any, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by (i) Fortress, Acquisition Sub or any other direct or indirect wholly owned subsidiary of Fortress, (ii) the Company or any direct or indirect wholly owned subsidiary of the Company, and (iii) stockholders of the Company who properly exercised their dissenters’ rights under the DGCL) will have the right to receive the Offer Price.

The Company and Fortress have made customary representations, warranties and covenants in the Merger Agreement, including covenants (i) to promptly effect all registrations, filings and submissions required pursuant to any required governmental approvals, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable laws with respect to the Offer and the Merger; and (ii) to use their reasonable best efforts to take all appropriate action to consummate and effectuate the Offer, the Merger (if applicable) and the other transactions contemplated by the Merger Agreement.

The Company would be responsible for a termination fee of $1,820,281 and Fortress would be responsible for a termination fee of $4,375,000 if the Merger Agreement is terminated under certain circumstances as indicated in the Merger Agreement. The Company and Fortress would also be responsible to reimburse the other party for certain transaction expenses up to a maximum of $750,000 if the Merger Agreement is terminated under certain circumstances as indicated in the Merger Agreement.

Pursuant to the Merger Agreement, in the event the Merger Condition is not satisfied, the Company will remain a publicly-traded company. In such event, the Company’s stockholders, post-tender offer, will receive from the Company a five year warrant per held Share to purchase an additional Share at a purchase price of $3.25 per Share. The Company will distribute the warrants to its stockholders of record as of a date not later than 90 days following the closing of the Offer. The Company’s stockholders who do not tender their Shares pursuant to the Offer and remain stockholders of record as of such date will receive warrants. The warrants will be issued under a warrant agreement, substantially in the form attached as Exhibit A to the Merger Agreement.

If, upon closing of the Offer, the Merger Condition is not satisfied, the size of the board of directors of the Company will be reduced from eleven directors to seven directors, all of the members of the board of directors of the Company will resign except for Messrs. Fagenson and Goldwasser, each a current member of the board of directors of the Company, and Fortress will be entitled to appoint five members to the board of directors of the Company. If the Merger Condition is satisfied, then (x) upon the closing of the Offer, (i) the size of the board of directors of the Company will be reduced from eleven directors to five directors, (ii) all of the members of the board of directors of the Company will resign, except for Messrs. Fagenson and Goldwasser, and (iii) Fortress will be entitled to appoint three members to the board of directors of the Company and (y) upon closing of the Merger, (i) Messrs. Fagenson and Goldwasser will resign from the board of directors of the Company and (ii) Fortress will be entitled to appoint two members to the board of directors of the Company. In connection with the execution and delivery of the Merger Agreement, the Company has provided Fortress signed, irrevocable letters of resignation from all current members of the board of directors of the Company that will become effective based on the circumstances set forth above. Additionally, the Company has provided Fortress resolutions of the board of directors of the Company appointing the individuals selected by Fortress into the vacancies created on the board of directors of the Company as a result of the resignations described above.

The commencement of the Offer, and the consummation of the transactions contemplated by the Merger Agreement (including the Merger), are subject to the terms and conditions set forth in the Merger Agreement.  Thus, there can be no assurance that the Offer will be commenced, or that the transactions contemplated by the Merger Agreement, including the Merger, will be consummated.  In addition, since the Merger Agreement and the agreements executed and delivered in connection therewith contemplate that Acquisition Sub may purchase Shares in the Offer even if the Merger Condition is not satisfied, and that Fortress will have the right to appoint a majority of the members of the Company’s Board of Directors in that instance, it is possible that the Company will remain a publicly-traded company with a Board of Directors that is controlled by appointees of Fortress following the completion of the Offer.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Summary

The Company’s second quarter of fiscal year 2016 resulted in a 2% decrease in both revenues and operating expenses, resulting in an increase in pre-tax income of approximately 15% as compared to the prior year quarter. Strength in Investment banking and Tax preparation & accounting revenues were offset by weaker results in Commissions, Trading and Investment Advisory in line with market conditions. Improvements in both our fixed and variable cost structures during the quarter helped improve our operating margin.

The environment in which we operate remains challenging. While most categories of expenses declined either in line with revenue generation or from the continuing focus on controlling operating expenses, Professional fees including legal, strategic advisory and consulting increased due to the ongoing discussions with Fortress and the efforts to complete the recently filed definitive agreement.

Lower market-influenced transaction volumes in general continued to negatively impact brokerage commissions. Our trading business continues to be weaker when comparing to prior year quarters due to low market volatility and continuing low interest rates. Investment advisory fees slipped during the quarter on lower market values at time of fee billing.

On a positive note, our Investment banking business increased 38% over the prior year second quarter. The investment banking deal pipeline and execution continues to be strong. Our tax and accounting business continues its steady fee and client growth as a result of the acquisition of a smaller tax business we made last February and we continue to evaluate other businesses for acquisition for this business unit.

Controlling expenses and identifying efficiencies remain central to our operating model, contributing to improved results despite recognizing significant deal related expenses during the quarter.

In spite of the slight decline in revenues, the Company reported net income of $370,000 and $337,000 for the quarters ended March 31, 2016 and 2015, respectively.

Revenues

Total revenues decreased $885,000, or 2%, in the second quarter of fiscal year 2016 to $42,032,000, from $42,917,000 in the second quarter of fiscal year 2015. As noted in the summary above and in the preceding table, strength in Investment banking and Tax preparation and accounting was offset by weaker performance in our Commissions and Trading businesses. Transaction fees and clearing services are highly correlative with our Commissions volumes.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Commissions	$23,676,000	$25,746,000	$(2,070,000)	(8)%
Net dealer inventory gains	2,599,000	2,705,000	(106,000)	(4)
Investment banking	6,069,000	4,391,000	1,678,000	38
Investment advisory	3,316,000	3,527,000	(211,000)	(6)
Interest and dividends	794,000	847,000	(53,000)	(6)
Transaction fees and clearing services	1,549,000	1,853,000	(304,000)	(16)
Tax preparation and accounting	3,936,000	3,748,000	188,000	5
Other	93,000	100,000	(7,000)	(7)
Total Revenues	$42,032,000	$42,917,000	$(885,000)	(2)%

Commission revenue decreased $2,070,000, or 8%, to $23,676,000 in the current quarter from $25,746,000 during the second quarter of fiscal year 2015. Retail commissions decreased this quarter primarily due to the volatility in the market place in January and early February, causing lower than normal volumes which were not offset by the market reversal that took place in mid February and March.

Net dealer inventory gains, consisting primarily of proprietary trading, market making, and customer trade facilitation, and include activities in equities, municipal and corporate debt and treasury bonds, saw a decline of 4% in the current quarter as compared to the second quarter of fiscal 2015. Revenue decreased $106,000 to $2,599,000 in the current quarter, from $2,705,000 during the second quarter of fiscal year 2015. This business continues to demonstrate continued revenue pressure resulting from industry volume contraction related to small cap markets, lack of volatility due to low, but rising interest rates and Fed rate hike uncertainty and fixed income products falling out of favor due to equity market returns.

Investment banking fees increased $1,678,000, or 38%, to $6,069,000 in the current quarter from $4,391,000 during the second quarter of fiscal year 2015. A strong deal pipeline with solid offerings and execution in the current quarter helped surpass what was also a strong second quarter last year.

Investment advisory fees decreased $211,000, or 6%, to $3,316,000 in the current quarter from $3,527,000 in the second quarter of fiscal year 2015. Management remains focused on adding new assets and registered investment advisors to our NAM platform and remains comfortable that our service offering and business model is competitive. The erratic market environment, however, has had a negative impact on asset values and therefore total assets under management, reducing our billable asset base.

Interest and dividend income decreased by $53,000, or 6%, to $794,000 in the current quarter from $847,000 in the second quarter of fiscal year 2015. This decrease is primarily attributable to slightly lower customer margin and free cash balances in place during the quarter.

Transaction fees and clearing services decreased $304,000, or 16%, to $1,549,000 in the current quarter from $1,853,000 in the second quarter of fiscal year 2015. This decrease is directly associated with the decline in Commission revenue and is primarily due to fewer retail transactions processed during the period.

Tax preparation and accounting fees increased $188,000, or 5%, to $3,936,000 from $3,748,000 in the second quarter of fiscal year 2015. This is primarily due to the acquisition of a tax practice in February 2015, which contributed to revenues for the entire second fiscal quarter of 2016.

Other revenue decreased $7,000, or 7%, to $93,000 in the current quarter from $100,000 during the second quarter of fiscal year 2015.

Operating Expenses

Operating expenses declined more than revenues in the current quarter, despite Fortress-related deal expenses. Expenses decreased by $967,000, to $41,417,000 in the current quarter compared to $42,384,000 in the same quarter of fiscal year 2015. The decrease in expenses is partly as a result of the decrease in commissions, compensation and fees, as well as clearing costs, however most other operating expense categories declined or immaterially increased as compared to the prior year quarter, with the exception of Professional fees. The increase in professional fees is primarily due to the ongoing discussions with Fortress and the efforts to complete the recently filed definitive agreement.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Commissions, compensation and fees	$35,883,000	$36,099,000	$(216,000)	(1)%
Clearing fees	527,000	886,000	(359,000)	(41)
Communications	812,000	936,000	(124,000)	(13)
Occupancy	969,000	981,000	(12,000)	(1)
License and registration	383,000	378,000	5,000	1
Professional fees	1,484,000	1,198,000	286,000	24
Interest	2,000	2,000	—	—
Depreciation and amortization	296,000	294,000	2,000	1
Other administrative expenses	1,061,000	1,610,000	(549,000)	(34)
Total Operating Expenses	$41,417,000	$42,384,000	$(967,000)	(2)%

Commissions, compensation, and fees, which includes expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees, decreased by $216,000, or 1%, to $35,883,000 in the current quarter from $36,099,000 for the second quarter of fiscal year 2015. The net decline in Commissions revenue was responsible for the overall decline in this expense category. Investment banking compensation moved in step with the increase in related revenues, and to a lesser extent Tax preparation & accounting. Select new hires since the second quarter of 2015 and minimal market increases for certain employees impacted this favorable variance.

Clearing fees decreased $359,000, or 41%, to $527,000 in the current quarter from $886,000 in the second quarter of fiscal year 2015. The decrease is largely the result of the decline in total transactions executed during the current quarter as compared to the same quarter in fiscal year 2015.

Communications expenses decreased by $124,000, or 13%, to $812,000 in the current quarter from $936,000 in the second quarter of fiscal year 2015. This decrease is attributable to expense control through continued evaluation and renegotiation of numerous telecommunication contracts.

Occupancy expenses decreased $12,000, or 1%, to $969,000 in the current quarter from $981,000 in the second quarter of fiscal year 2015. This decrease is primarily due to the continuous review and renegotiation of leases and wherever possible, the consolidation of offices, reducing the square footage of office space rented by the Company.

License and registration increased by $5,000, or 1%, to $383,000 in the current quarter from $378,000 in the second quarter of fiscal 2015.

Professional fees increased by $286,000, or 24% to $1,484,000 in the current quarter from $1,198,000 in the second quarter of fiscal year 2015. The increase in professional fees is primarily due to the ongoing discussions with Fortress and the efforts to complete the recently filed definitive agreement.

Interest expense was consistent with the prior period.

Depreciation and amortization expenses increased by $2,000, or 1% to $296,000 in the current quarter from $294,000 in the second quarter of fiscal year 2015.

Other administrative expenses decreased $549,000, or 34%, to $1,061,000 in the current quarter from $1,610,000 in the second quarter of fiscal year 2015. This decrease is due to close control and monitoring of various expense including but not limited to advertising, bad debt, office supplies and financial research services.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Summary

The Company’s first six months of fiscal year 2016 resulted in a decrease in revenues and operating expenses of 3% and 2%, respectively. As a result, the Company reported an after tax net loss of $82,000 as compared to net income of $631,000 for the six months ended March 31, 2016 and 2015, respectively.

The unfavorable earnings comparison for the six months are due to the weak fiscal first quarter 2016 results further compounded by the professional fees for the ongoing discussions with Fortress and the efforts to complete the recently filed definitive agreement.

Commissions, Net dealer inventory gains, Transaction fees and clearing services and Investment advisory revenues declined, while Investment banking and Tax preparation and accounting revenues increased over the prior year to date period.

Revenues

Total revenues decreased $2,461,000, or 3%, in the first six months of fiscal year 2016 to $81,654,000 from $84,115,000 in the comparative period of fiscal year 2015.

	Six Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Commissions	$46,671,000	$50,162,000	$(3,491,000)	(7)%
Net dealer inventory gains	5,143,000	6,143,000	(1,000,000)	(16)
Investment banking	12,186,000	9,513,000	2,673,000	28
Investment advisory	6,976,000	7,352,000	(376,000)	(5)
Interest and dividends	1,712,000	1,678,000	34,000	2
Transaction fees and clearing services	3,921,000	4,567,000	(646,000)	(14)
Tax preparation and accounting	4,836,000	4,507,000	329,000	7
Other	209,000	193,000	16,000	8
Total Revenues	$81,654,000	$84,115,000	$(2,461,000)	(3)%

Commissions revenue decreased $3,491,000, or 7%, to $46,671,000 in the first half of the year as compared to $50,162,000 recorded in the comparative period last year. A traditionally weak fiscal first quarter and continuing low volumes into the second quarter, in line with the industry, has negatively impacted commissions.

Net dealer inventory gains, consisting primarily of our trading activities in equities, municipal and corporate debt and treasury bonds, decreased $1,000,000, or 16% to $5,143,000 in the first half of the year as compared to $6,143,000 recorded in the comparative period last year. This business continues to demonstrate continued revenue pressure resulting from industry volume contraction related to small cap markets, lack of volatility due to low, but rising interest rates and Fed rate hike uncertainty and fixed income products falling out of favor due to equity market returns.

Investment banking fees increased 28%, or $2,673,000 to $12,186,000 in the first half of the year as compared to the $9,513,000 recorded in the comparative period last year. A strong deal pipeline with solid offerings and execution in the first six months helped surpass what was also a strong first half of last year.

Investment advisory fees decreased 5%, or $376,000 to $6,976,000 in the first half of the year as compared to the $7,352,000 recorded in the comparative period last year. While Management remains focused on adding new assets and registered investment advisors to our NAM platform, and remains comfortable that our service offering and business model is competitive, reduced asset values and therefore total assets under management have caused a decline in our billable asset base.

Interest and dividends increased 2%, or $34,000 to $1,712,000 in the first half of the year as compared to the $1,678,000 recorded in the comparative period last year. This increase is primarily attributable to slightly higher average customer margin and free cash balances in place during the first three months of our current fiscal year.

Transaction fees and clearing services decreased 14%, or $646,000 to $3,921,000 in the first half of the year as compared to the $4,567,000 recorded in the comparative period last year. This decrease is directly associated with the decline in Commission revenue and is primarily due to fewer retail transactions processed during the period.

Tax preparation and accounting fees increased $329,000, or 7%, to $4,836,000 in the current period from $4,507,000 in the first six months of fiscal year 2015. This is primarily due to the acquisition of a tax practice in February 2015, which contributed a full six months of revenues in fiscal year 2016.

Other revenue increased $16,000, or 8%, to $209,000 in the current period from $193,000 during the first six months of fiscal year 2015.

Operating Expenses

In comparison with the 3% decrease in total revenues, total expenses decreased 2%, or $1,384,000 to $81,683,000 for the first six months of fiscal year 2016, compared to $83,067,000 in the comparative period of fiscal year 2015. The decrease in total expenses is primarily due to the decrease in commissions, which has a direct effect on compensation, variable fees and clearing costs. The increase in professional fees is primarily due to the ongoing discussions with Fortress and the efforts to complete the recently filed definitive agreement.

	Six Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Commissions, compensation and fees	$70,593,000	$71,397,000	$(804,000)	(1)%
Clearing fees	1,290,000	1,528,000	(238,000)	(16)
Communications	1,645,000	1,964,000	(319,000)	(16)
Occupancy	1,904,000	1,979,000	(75,000)	(4)
License and registration	740,000	690,000	50,000	7
Professional fees	2,570,000	2,007,000	563,000	28
Interest	3,000	6,000	(3,000)	(50)
Depreciation and amortization	596,000	568,000	28,000	5
Other administrative expenses	2,342,000	2,928,000	(586,000)	(20)
Total Operating Expenses	$81,683,000	$83,067,000	$(1,384,000)	(2)%

Commissions, compensation, and fees include those expenses based on commission revenue, net dealer inventory gains and investment banking, as well as compensation to our non-broker employees. These expenses decreased by $804,000, or 1%, to $70,593,000 in the current year, as compared to the $71,397,000 recorded in the comparative period last year.   The net decline in Commissions expense was responsible for the overall decline in this expense category. Investment banking compensation moved in step with the increase in revenues, and to a lesser extent Tax preparation & accounting. Select new hires since the second quarter of 2015 and minimal merit increases for selective employees impacted this favorable variance.

Clearing fees decreased $238,000, or 16%, to $1,290,000 in the current year, as compared to $1,528,000 recorded in the comparative period last year. The decrease is largely the result of the decline in total transactions executed during the first six months of fiscal 2016.

Communications expenses decreased by $319,000, or 16%, to $1,645,000 in the current year, as compared to $1,964,000 recorded in the comparative period last year. This decrease is primarily due to Managements commitment to expense control through continued evaluation and renegotiation of the numerous telecommunication contracts.

Occupancy expenses decreased $75,000, or 4%, to $1,904,000 in the current year, as compared to $1,979,000 recorded in the comparative period last year. This decrease is primarily due to the continuous review and renegotiation of leases and wherever possible, the consolidation of offices, reducing the square footage of office space rented by the Company.

License and registration fees increased $50,000, or 7%, to $740,000 in the current year, as compared to $690,000 recorded in the comparative period last year. This increase is due to higher fees incurred in the registration of new registered representatives during the first three months of 2016 as compared to the same period last year.

Professional fees increased $563,000, or 28%, to $2,570,000 in the current year, as compared to $2,007,000 recorded in the comparative period last year. The increase in professional fees is primarily due to the ongoing discussions with Fortress and the efforts to complete the recently filed definitive agreement.

Interest expense decreased by $3,000, or 50%, to $3,000 in the current year, as compared to $6,000 recorded in the comparative period last year.

Depreciation and amortization expenses increased $28,000, or 5%, to $596,000 in the current year, as compared to $568,000 recorded in the comparative period last year.

Other administrative expenses decreased $586,000, or 20%, to $2,342,000 in the current period, as compared to $2,928,000 recorded in the comparative period last year. This decrease is due to close control and monitoring of various expense including but not limited to advertising, bad debt, office supplies and financial research services.

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

For the three months ended March 31, 2016 and 2015, EBITDA, as adjusted, was $1,158,000 and $997,000, respectively. This increase of $161,000, or 16%, resulted primarily from a greater decline in expenses than revenue during the quarter.

For the six months ended March 31, 2016 and 2015, EBITDA, as adjusted, was $993,000 and $2,024,000, respectively. This decrease of $1,031,000 or 51%, resulted primarily from a decrease in revenues and the resulting lower gross margin recorded in the first quarter of the current fiscal year, as well as higher professional fees.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income (loss), as reported	$370,000	$337,000	$(82,000)	$631,000
Interest expense	2,000	2,000	3,000	6,000
Income taxes	245,000	196,000	53,000	417,000
Depreciation	116,000	82,000	223,000	159,000
Amortization	180,000	212,000	373,000	409,000
EBITDA	913,000	829,000	570,000	1,622,000
Non-cash compensation expense	62,000	85,000	99,000	253,000
Forgivable loan amortization	183,000	83,000	324,000	149,000
EBITDA, as adjusted	$1,158,000	$997,000	$993,000	$2,024,000

EBITDA, adjusted for forgivable loan amortization and non-cash compensation expense, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at March 31,		Average Balance during first six months of
	2016	2015	2016	2015
Cash	$22,747,000	$23,924,000	$23,648,000	$23,397,000
Receivables from broker-dealers and clearing organizations	3,552,000	3,632,000	4,046,000	4,008,000
Securities owned	510,000	914,000	1,223,000	1,132,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	15,980,000	17,648,000	16,223,000	17,345,667

We maintain a reasonably high level of liquidity on our balance sheet. At March 31, 2016 and 2015, respectively, 43% and 44% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers and others. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. At March 31, 2016, National Securities had net capital of $5,311,482 which was $5,061,482 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2016, vFinance Investments had net capital of $2,544,865 which was $1,544,865 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 2.03 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

During the first six months of fiscal 2016 and 2015, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $267,000 and $211,000 during the first six months of fiscal 2016 and 2015, respectively.

	Six months ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$(82,000)	$631,000
Non-cash adjustments
Depreciation and amortization	596,000	568,000
Stock based compensation	99,000	253,000
Deferred tax expense	33,000	374,000
Other	242,000	244,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	(1,837,000)	478,000
Accounts payable and accrued expenses and other liabilities	(685,000)	(2,156,000)
Prepaid expenses	(301,000)	(981,000)
Other	393,000	259,000
Net cash used in operating activities	(1,542,000)	(330,000)

Cash flows from investing and financing activities
Purchase of fixed assets	(267,000)	(211,000)
Repurchase of shares of common stock	(86,000)	—
Net cash used in investing and financing activities	(353,000)	(211,000)
Net decrease in cash	(1,895,000)	$(541,000)

Six months ended March 31, 2016

The increase in receivables from clearing organizations, broker-dealers and others during the first six months of fiscal 2016 is primarily due to higher commissions earned during the last month of the current quarter as compared to the same month of the previous year. These receivables are typically received within 10 days of the close of the month.

The decrease in accounts payable, accrued expenses and other liabilities is primarily due to timing differences in payments of commissions and other payables which may vary depending when they are earned during the respective quarters.

Six months ended March 31, 2015

The decrease in receivables from clearing organizations, broker-dealers and others during the first six months of fiscal 2015 is primarily due to the lower revenue performance in commissions earned during the last month of a given quarter as compared to the same month of the previous year. These receivables are typically received within 10 days of the close of the month.

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

The following table shows the quoted market values of marketable securities we owned ("long") and securities we sold but have not yet purchased ("short"), as of March 31, 2016:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$79,000	$1,000
Municipal bonds	198,000	—
Restricted stock and warrants	233,000	—
Total	$510,000	$1,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of March 31, 2016 and September 30, 2015, the Company accrued approximately $567,000 and $817,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2016	—	—	80,576	$1,769,000

February 1, 2016 - February 29, 2016	—	—	80,576	$1,769,000

March 1, 2016 - March 31, 2016	—	—	80,576	$1,769,000

Total	—	—	80,576	$1,769,000

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

May 16, 2016	By:	/s/ Robert B. Fagenson
Robert B. Fagenson
Executive Chairman of the Board and Chief Executive Officer

May 16, 2016	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer