Form 10-Q
period 2016-06-30
NATIONAL HOLDINGS CORP
filed 2016-08-15
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 15, 2016 there were 12,440,035 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Other uncertainties related to the transaction contemplated by the Agreement and Plan of Merger (the "Merger Agreement") dated as of April 27, 2016, by and among National Holdings Corporation, a Delaware corporation (“National” or the “Company”), Fortress Biotech, Inc., a Delaware corporation ("Fortress"), and FBIO Acquisition, Inc., a Delaware corporation ("Acquisition Sub"), as amended by that certain amendment No. 1 to Agreement and Plan of Merger dated as of August 12, 2016, include, but are not limited to: (i) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (ii) successful completion of the proposed transactions on a timely basis; (iii) uncertainties as to how many of the Company shareholders will tender their shares into the tender offer; (iv) the impact of regulatory reviews on the proposed transaction; (v) the outcome of any legal proceedings that may be instituted against one or both of the Company and Fortress and others following the announcement of the Merger Agreement; (vi) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the transaction; and (vii) other factors described in the Company’s and Fortress’ filings with the SEC, including reports on Forms 10-K, 10-Q and 8-K filed by each such entity, as well as in the tender offer statement on Schedule TO filed with the SEC by Fortress and Acquisition Sub on August 12, 2016 and the solicitation / recommendation statement on Schedule 14D-9 filed with the SEC by the Company on August 12, 2016.

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (Unaudited)	September 30, 2015
ASSETS
Cash	$22,207,000	$24,642,000
Restricted cash	353,000	218,000
Cash deposits with clearing organizations	1,030,000	1,005,000
Securities owned, at fair value	1,522,000	887,000
Receivables from broker-dealers and clearing organizations	3,610,000	3,078,000
Forgivable loans receivable	1,808,000	1,368,000
Other receivables, net	3,852,000	3,709,000
Prepaid expenses	1,638,000	1,727,000
Fixed assets, net	837,000	712,000
Intangible assets, net	6,778,000	7,331,000
Goodwill	6,531,000	6,531,000
Deferred tax asset, net	11,801,000	11,662,000
Other assets, principally refundable deposits	306,000	512,000
Total Assets	$62,273,000	$63,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, but not yet purchased, at fair value	$—	$32,000
Accrued commissions and payroll payable	10,026,000	10,244,000
Accounts payable and accrued expenses	5,937,000	6,602,000
Deferred clearing and marketing credits	1,048,000	1,205,000
Other	205,000	37,000
Total Liabilities	17,216,000	18,120,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, 150,000,000 shares authorized; 12,440,035 issued and outstanding at June 30, 2016 and 12,473,968 issued and outstanding at September 30, 2015	249,000	249,000
Additional paid-in-capital	80,321,000	80,282,000
Accumulated deficit	(35,528,000)	(35,284,000)

Total National Holdings Corporation Stockholders’ Equity	45,042,000	45,247,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	45,057,000	45,262,000

Total Liabilities and Stockholders’ Equity	$62,273,000	$63,382,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2016	2015	2016	2015
Revenues
Commissions	$25,051,000	$24,272,000	$71,722,000	$74,434,000
Net dealer inventory gains	2,340,000	2,418,000	7,483,000	8,562,000
Investment banking	10,735,000	6,356,000	22,921,000	15,869,000
Investment advisory	3,361,000	3,797,000	10,337,000	11,149,000
Interest and dividends	702,000	946,000	2,415,000	2,624,000
Transaction fees and clearing services	1,591,000	1,735,000	5,512,000	6,302,000
Tax preparation and accounting	2,386,000	2,724,000	7,222,000	7,231,000
Other	176,000	87,000	385,000	280,000
Total Revenues	46,342,000	42,335,000	127,997,000	126,451,000

Operating Expenses
Commissions, compensation and fees	39,667,000	35,831,000	110,260,000	107,228,000
Clearing fees	509,000	681,000	1,798,000	2,209,000
Communications	786,000	927,000	2,427,000	2,891,000
Occupancy	982,000	999,000	2,886,000	2,977,000
License and registration	417,000	335,000	1,155,000	1,025,000
Professional fees	2,327,000	1,720,000	4,897,000	3,727,000
Interest	13,000	6,000	16,000	12,000
Depreciation and amortization	302,000	294,000	898,000	862,000
Other administrative expenses	1,624,000	1,185,000	3,973,000	4,111,000
Total Operating Expenses	46,627,000	41,978,000	128,310,000	125,042,000

(Loss) income before income tax expense	(285,000)	357,000	(313,000)	1,409,000

Income tax (benefit) expense	(124,000)	208,000	(69,000)	626,000
Net (loss) income	$(161,000)	$149,000	$(244,000)	$783,000

Net (loss) income per share - Basic	$(0.01)	$0.01	$(0.02)	$0.06
Net (loss) income per share - Diluted	$(0.01)	$0.01	$(0.02)	$0.06

Weighted number of shares outstanding - Basic	12,440,035	12,446,365	12,442,059	12,446,365
Weighted number of shares outstanding - Diluted	12,440,035	12,491,170	12,442,059	12,495,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2016

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholder's Equity
	Shares	$
Balance, September 30, 2015	12,473,968	$249,000	$80,282,000	$(35,284,000)	$15,000	$45,262,000

Stock-based compensation – stock options			125,000			125,000

Stock repurchase	(33,933)		(86,000)			(86,000)

Net loss				(244,000)		(244,000)

Balance, June 30, 2016	12,440,035	$249,000	$80,321,000	$(35,528,000)	$15,000	$45,057,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Month Period Ended June 30,
	6/30/2016	6/30/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(244,000)	$783,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	898,000	862,000
Amortization of forgivable loans to registered representatives	493,000	262,000
Stock-based compensation	125,000	470,000
Provision for doubtful accounts	121,000	343,000
Amortization of deferred clearing credit	(157,000)	(148,000)
Increase in fair value of contingent consideration payable	12,000
Deferred tax (benefit) expense	(139,000)	620,000
Changes in assets and liabilities, net of effects of acquisition
Restricted cash	(135,000)	(126,000)
Cash deposits with clearing organizations	(25,000)	—
Securities owned, at fair value	(635,000)	(433,000)
Receivables from broker-dealers and clearing organizations	(532,000)	827,000
Forgivable loans receivable, net of repayments	(933,000)	(1,001,000)
Other receivables, net	(264,000)	(821,000)
Prepaid expenses	89,000	(345,000)
Other assets, principally refundable deposits	206,000	279,000
Accounts payable, accrued expenses and other liabilities	(727,000)	(1,600,000)
Securities sold, but not yet purchased, at fair value	(32,000)	194,000
Net cash (used in) provided by operating activities	(1,879,000)	166,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(470,000)	(232,000)
Net cash used in investing activities	(470,000)	(232,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares of common stock	(86,000)	—
Net cash used in financing activities	(86,000)	—

NET DECREASE IN CASH	(2,435,000)	(66,000)

CASH BALANCE
Beginning of the period	24,642,000	24,465,000
End of the period	$22,207,000	$24,399,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$16,000	$6,000
Income taxes	$76,000	$1,123,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Identifiable intangible assets acquired	$—	$569,000
Contingent consideration payable	$—	$569,000
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of June 30, 2016 and for the three and nine months ended June 30, 2016 and 2015 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for additional disclosures and accounting policies.

In February 2015, the board of directors declared a 1 for 10 reverse stock split of the Company’s common stock. All share and per share information has been restated for the nine months ended June 30, 2015, giving retroactive effect to the reverse stock split.

Certain items in the consolidated statement of operations for the fiscal 2015 periods have been reclassified to conform to the presentation in the fiscal 2016 periods. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

National was organized in 1996 and operates through its wholly-owned subsidiaries which principally provide diverse financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage to retail individual and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. Broker-dealer subsidiaries consist of National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, Boca Raton, Florida, and Seattle, Washington. The Broker-Dealer subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC") and the Commodities and Futures Trading Commission, and are members of the Financial Industry Regulatory Authority ("FINRA"), the Securities Investor Protection Corporation and the National Futures Association.

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

The Company’s wholly-owned subsidiary, GC Capital Corporation, a Delaware corporation ("GC"), provides licensed residential mortgage brokerage services in the State of Florida.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At June 30, 2016 and September 30, 2015, the receivables of $3,610,000 and $3,078,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s Investment advisory business.

Other receivables, net, at June 30, 2016 and September 30, 2015 of $3,852,000 and $3,709,000, respectively, principally represent trailing fees and fees for tax and accounting services and are net of allowance for doubtful accounts of $646,000 and $573,000, respectively.

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest rates ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2020. Forgiveness of loans amounted to $493,000 and $262,000 for the nine months ended June 30, 2016 and 2015, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of June 30, 2016 and September 30, 2015, no allowance for doubtful accounts was required.

Forgivable loan activity for the nine months ended June 30, 2016 is as follows:

Balance, October 1, 2015	$1,368,000
Additions	933,000
Amortization	(493,000)
Balance, June 30, 2016	$1,808,000

There were no unamortized loans outstanding attributable to registered representatives who ended their affiliation with the Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

NOTE 5. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

Classification of securities are as follows:

Fair Value Measurements

As of June 30, 2016
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$82,000	—	—	$82,000
Municipal bonds	1,259,000	—	—	1,259,000
Restricted stock and warrants	—	181,000	—	181,000
	$1,341,000	$181,000	$—	$1,522,000

As of September 30, 2015
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$44,000	—	—	$44,000
Municipal bonds	638,000	—	—	638,000
Restricted stock and warrants	—	205,000	—	205,000
	$682,000	$205,000	$—	$887,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$32,000	$—	$—	$32,000

NOTE 6. FIXED ASSETS

Fixed assets as of June 30, 2016 and September 30, 2015 consist of the following:

	June 30, 2016	September 30, 2015	Estimated Useful Lives
Equipment	$755,000	$539,000	5
Furniture and fixtures	166,000	162,000	5
Leasehold improvements	648,000	598,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	652,000	452,000	5
	2,221,000	1,751,000
Less accumulated depreciation and amortization	(1,384,000)	(1,039,000)
Fixed assets – net	$837,000	$712,000

Depreciation and amortization expense associated with fixed assets for the nine months ended June 30, 2016 and 2015 was $345,000 and $238,000, respectively.

NOTE 7 - INTANGIBLE ASSETS

In February 2015, Gilman acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of contingent consideration payable in cash having a fair value of $569,000, for which a liability (included in Accounts payable and accrued expenses) was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the acquisition agreement, during the 48-month period following the closing, up to a maximum of $640,000. The liability was valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liability will be revalued at each Balance Sheet date with changes therein recorded in earnings. During the three and nine months ended June 30, 2016, the estimated fair value of the liability was increased by $4,000 and $12,000, respectively, which was included in other administrative expenses and decreased by payments to the seller during the three and nine months ended June 30, 2016 of $44,000 and $89,000, respectively . The fair value of the acquired assets was allocated to customer relationships, which is being amortized over seven years.

The following table presents the carrying amounts of intangible assets as of June 30, 2016, principally acquired in the Company's acquisition of Gilman in October 2013, and their estimated useful lives:

Intangible asset	Fair Value	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$1,845,000	$5,124,000	7-10
Non-compete	296,000	296,000	—	2
Brands	1,654,000	—	1,654,000	Indefinite
	$8,919,000	$2,141,000	$6,778,000

Amortization expense associated with intangible assets for the nine months ended June 30, 2016 and 2015 was $553,000 and $624,000, respectively.

The estimated future amortization expense of the above intangible assets for the next five fiscal years and thereafter is as follows:

Year ending September 30,
2016	$183,000
2017	721,000
2018	721,000
2019	721,000
2020	721,000
Thereafter	2,057,000
Total	$5,124,000

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2016 and September 30, 2015 consist of the following:

	June 30, 2016	September 30, 2015
Legal	$1,663,000	$807,000
Audit	200,000	552,000
Telecommunications	222,000	201,000
Data services	291,000	384,000
Regulatory	433,000	640,000
Settlements	794,000	817,000
Contingent consideration payable	457,000	534,000
Other	1,877,000	2,667,000
Total	$5,937,000	$6,602,000

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

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2016	2015	2016	2015
Basic weighted-average shares	12,440,035	12,446,365	12,442,059	12,446,365
Effect of dilutive securities:
Options	—	8,284	—	18,912
Warrants	—	36,521	—	30,198
Diluted weighted-average shares	12,440,035	12,491,170	12,442,059	12,495,475

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive:

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2016	2015	2016	2015
Options	1,224,500	1,328,000	1,311,167	1,328,000
Warrants	43,116	64,676	43,116	64,676
	1,267,616	1,392,676	1,354,283	1,392,676

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through April 2025, and as of June 30, 2016, is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Rental Payments	Less, Sublease Income	Net
2016	$950,000	$35,000	$915,000
2017	2,648,000	84,000	2,564,000
2018	1,855,000	—	1,855,000
2019	1,057,000	—	1,057,000
2020	885,000	—	885,000
Thereafter	900,000	—	900,000
	$8,295,000	$119,000	$8,176,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases, excluding sublease income, for the nine months ended June 30, 2016 and June 30, 2015 was $2,880,000 and $2,973,000, respectively. Sublease income under all operating subleases for the nine months ended June 30, 2016 and 2015 was approximately $106,000 and $204,000, respectively.

As of June 30, 2016, the Company and its subsidiaries had three outstanding letters of credit, which have been issued in the maximum amount of $353,000 as security for property leases, and which are collateralized by the restricted cash as reflected in the statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At June 30, 2016 and September 30, 2015, the Company accrued approximately $794,000 and $817,000, respectively. These amounts are included in accounts payable and other liabilities in the statement of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $584,000 and $566,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,734,000 and $1,466,000 for the nine months ended June 30, 2016 and 2015, respectively.

NOTE 13. NET CAPITAL REQUIREMENTS

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the "Rule"), which, among other things, requires the maintenance of minimum net capital. At June 30, 2016, National Securities had net capital of $6,655,429 which was $6,405,429 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2016, vFinance Investments had net capital of $2,335,245 which was $1,335,245 in excess of its required net capital of $1,000,000. vFinance Investments ratio of aggregate indebtedness to net capital was 2.11 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 14. STOCK BASED COMPENSATION

Stock Options

Information with respect to stock option activity during the nine months ended June 30, 2016 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	1,370,000	$6.34	$1.14		$—
Forfeited	(45,500)	$6.32	$1.44		$—
Expired	(100,000)	$4.30	$8.90		$—
Outstanding at June 30, 2016	1,224,500	$6.51	$1.23	3.57	$—
Vested and exercisable at June 30, 2016	1,162,500	$6.56	$1.18	3.40	$—

During the nine months ended June 30, 2016 and 2015, the Company recognized compensation expense of $125,000 and $470,000, respectively, related to stock options (and restricted stock units in 2015) and as of June 30, 2016, had approximately $76,000 of unamortized compensation costs related to non-vested options, which will be recognized by 2017.

Warrants

As of June 30, 2016, there are 43,116 vested warrants outstanding to purchase common stock at an exercise price of $5.00 per share of which 20,087 expired in July 2016, 20,087 expire in July 2017 and 1,471 expire in each of  October 2016 and 2017. The Company had previously reported at September 30, 2015 that  such warrants had expired.

NOTE 15.  SHARE REPURCHASE

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management. During the three months ended June 30, 2016, the Company did not repurchase any shares. During the nine months ended June 30, 2016, the Company repurchased 33,933 common shares at a cost of approximately $86,000. Since inception, the Company has repurchased 80,576 shares at a total cost of approximately $231,000. Such shares have been retired.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income tax expense for the three and nine-month periods ended June 30, 2016 is based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The effective tax rate for the nine month period ended June 30, 2016 differs from the federal statutory income tax rate principally due to non-deductible expenses and state and local income taxes.

At June 30, 2016, the Company had a net deferred tax asset of $11,801,000, principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax loss consists of certain expenses that have not been allocated to reportable segments.

Segment information for the three and nine months ended June 30, 2016 and 2015 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended June 30,
2016
Revenues	$43,956,000	$2,386,000	$—		$46,342,000
Pre-tax income (loss)	1,741,000	198,000	(2,224,000)	(a)	(285,000)
Assets	40,798,000	3,006,000	18,469,000	(b)	62,273,000
Depreciation and amortization	185,000	44,000	73,000		302,000
Interest	—	—	13,000		13,000
Capital expenditures	48,000	—	155,000		203,000
2015
Revenues	$39,577,000	$2,758,000	$—		$42,335,000
Pre-tax income (loss)	916,000	837,000	(1,396,000)	(a)	357,000
Assets	43,077,000	3,946,000	18,038,000	(b)	65,061,000
Depreciation and amortization	202,000	22,000	70,000		294,000
Interest	1,000	—	5,000		6,000
Capital expenditures	—	15,000	6,000		21,000

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Nine Months Ended June 30,
2016
Revenues	$120,775,000	$7,222,000	$—		$127,997,000
Pre-tax income (loss)	3,173,000	399,000	(3,885,000)	(a)	(313,000)
Assets	40,798,000	3,006,000	18,469,000	(b)	62,273,000
Depreciation and amortization	569,000	132,000	197,000		898,000
Interest	1,000	—	15,000		16,000
Capital expenditures	53,000	28,000	389,000		470,000
2015
Revenues	$119,166,000	$7,285,000	$—		$126,451,000
Pre-tax income (loss)	3,153,000	1,409,000	(3,153,000)	(a)	1,409,000
Assets	43,077,000	3,946,000	18,038,000	(b)	65,061,000
Depreciation and amortization	522,000	41,000	299,000		862,000
Interest	7,000	1,000	4,000		12,000
Capital expenditures	199,000	27,000	6,000		232,000

(a)	Consists of operating expenses not allocated to reportable segments.

(b)	Consists principally of deferred tax asset.

NOTE 18. AGREEMENT AND PLAN OF MERGER

Merger Agreement; Tender Offer

On April 27, 2016, the Company, Fortress Biotech, Inc. (“Fortress”), and FBIO Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Fortress (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition of the Company by Acquisition Sub.

As per the merger agreement, Fortress agreed to cause Acquisition Sub to commence a tender offer (the “Offer”) as promptly as practicable and in no event later than 30 days after the date the Financial Industry Regulatory Authority (“FINRA”) declares the application required under NASD Rule 1017 regarding the potential change of control of the broker-dealer subsidiaries of the Company as substantially complete, for all of the issued and outstanding shares of the Company’s common stock, par value $0.02 per share (the “Shares”), at a purchase price of $3.25 per Share in cash, net to the seller in cash but subject to any required withholding of taxes (the “Offer Price”).

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

Recent Management Developments

On June 24, 2016, Mark Goldwasser provided National Holdings Corporation (the “Company”) with notice of his decision not to extend the term of his Employment Agreement, dated as of July 1, 2008, as amended (the “Goldwasser Agreement”). The Goldwasser Agreement terminated pursuant to its terms on June 30, 2016.

On June 29, 2016, the Company and Robert B. Fagenson entered into a sixth amendment (the “Fagenson Amendment”) to his Co-Executive Chairman Compensation Plan, dated June 7, 2013, as amended (the “Fagenson Agreement”), pursuant to which, among other things, the term of the Fagenson Agreement will end on September 30, 2016, following which the term of the Fagenson Agreement may be extended for successive 30 day periods on the terms set forth therein.

Mr. Fagenson will continue to serve as Executive Chairman and Chief Executive Officer of the Company and replaced Mr. Goldwasser as President of the Company. In addition, Mr. Fagenson will serve as President and Chief Executive Officer of National Securities Corporation, a wholly-owned subsidiary of the Company.

NOTE 19. SUBSEQUENT EVENT

Amendment to Merger Agreement

On August 12, 2016, the Company, Fortress and Acquisition Sub entered into Amendment No. 1 to the Merger Agreement (the “Amendment”), which, among other things, (i) removes the covenant that requires Fortress to place in a segregated account prior to the launch of the Offer the funds necessary to complete the Offer and the Merger, (ii) clarifies that in the event that as of the closing of the Offer, Acquisition Sub (together with certain affiliates of Fortress) owns less than 25% of the all then outstanding Shares and FINRA directs the Company to withdraw the 1017 Application, the Company will withdraw the application and (iii) extends the Termination Date (as defined in the Merger Agreement) from August 29, 2016, to September 30, 2016, and the possible extension of the Termination Date for purposes of satisfying a certain condition by mutual consent of the parties from September 29, 2016, to October 28, 2016. Additionally, the parties agreed that Fortress would cause Acquisition Sub to commence the Offer within one hour after the parties have executed the Amendment; otherwise, the Amendment would be null and void and be of no further force or effect.

Acquisition Sub commenced the Offer on August 12, 2016. Fortress and Acquisition Sub have filed a tender offer statement on Schedule TO, including an offer to purchase, a letter of transmittal and related documents with the SEC, and the Company has filed a solicitation/recommendation statement on Schedule 14D-9 with respect to the Offer with the SEC. The offer to purchase the Shares will only be made pursuant to the offer to purchase, the letter of transmittal and related documents filed as a part of the Schedule TO.

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

OVERVIEW

We are engaged in independent brokerage and advisory services and investment advisory, investment banking, equity research and institutional sales and trading, through the Company’s principal subsidiaries, National Securities Corporation (“National Securities or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively “Broker-Dealer Subsidiaries”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of the Company retail, corporate and institutional clients. Following the Company's merger with Gilman Ciocia, Inc., a Delaware corporation ("Gilman"), in October 2013, we also provide tax preparation and accounting services through Gilman, which is now a wholly-owned subsidiary. In November 2013, following approval from the Financial Industry Regulatory Authority ("FINRA"), National Securities received a transfer of Gilman's Prime Capital Services retail brokers and customer accounts.

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

As of June 30, 2016, the Company had approximately 1,193 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 31 Company offices located in New York, New Jersey, Florida, Texas, Washington and Illinois, the Company has approximately 123 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RECENT DEVELOPMENTS

Recent Management Developments

On June 24, 2016, the Company’s then President and Chief Executive officer of National Securities (the Company’s primary operating subsidiary), provided the Company with notice of his decision not to extend the term of his Employment Agreement, dated as of July 1, 2008, as amended (the “Goldwasser Agreement”). The Goldwasser Agreement terminated pursuant to its terms on June 30, 2016.

On June 29, 2016, the Company and Robert B. Fagenson entered into a sixth amendment (the “Fagenson Amendment”) to his Co-Executive Chairman Compensation Plan, dated June 7, 2013, as amended (the “Fagenson Agreement”), pursuant to which, among other things, the term of the Fagenson Agreement will end on September 30, 2016, following which the term of the Fagenson Agreement may be extended for successive 30 day periods on the terms set forth therein.

Mr. Fagenson will continue to serve as Executive Chairman and Chief Executive Officer of the Company and replaced Mr. Goldwasser as President of the Company. In addition, Mr. Fagenson will serve as President and Chief Executive Officer of National Securities Corporation, a wholly-owned subsidiary of the Company.

Merger Agreement; Tender Offer

On April 27, 2016, the Company, Fortress Biotech, Inc. (“Fortress”), and FBIO Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Fortress (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition of the Company by Acquisition Sub.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Fortress agreed to cause Acquisition Sub to commence a tender offer (the “Offer”) as promptly as practicable and in no event later than 30 days after the date the FINRA declares the application required under NASD Rule 1017 regarding the potential change of control of the broker-dealer subsidiaries of the Company as substantially complete, for all of the issued and outstanding shares of the Company’s common stock, par value $0.02 per share (the “Shares”), at a purchase price of $3.25 per Share in cash, net to the seller in cash but subject to any required withholding of taxes (the “Offer Price”).

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

The commencement of the Offer, and the consummation of the transactions contemplated by the Merger Agreement (including the Merger), are subject to the terms and conditions set forth in the Merger Agreement.  Thus, there can be no assurance that the Offer will be commenced, or that the transactions contemplated by the Merger Agreement, including the Merger, will be consummated.  In addition, since the Merger Agreement and the agreements executed and delivered in connection therewith contemplate that Acquisition Sub may purchase Shares in the Offer even if the Merger Condition is not satisfied, and that Fortress will have the right to appoint a majority of the members of the Company’s Board of Directors in that instance, it is possible that the Company will remain a publicly-traded company with a Board of Directors that is controlled by appointees of Fortress following the completion of the Offer. As of the date of this filing, FINRA has not yet completed its review of the Company's Application for Approval of Change in Ownership, Control, or Business Operations.

Amendment to Merger Agreement

On August 12, 2016, the Company, Fortress and Acquisition Sub entered into Amendment No. 1 to the Merger Agreement (the “Amendment”), which, among other things, (i) removes the covenant that requires Fortress to place in a segregated account prior to the launch of the Offer the funds necessary to complete the Offer and the Merger, (ii) clarifies that in the event that as of the closing of the Offer, Acquisition Sub (together with certain affiliates of Fortress) owns less than 25% of the all then outstanding Shares and FINRA directs the Company to withdraw the 1017 Application, the Company will withdraw the application and (iii) extends the Termination Date (as defined in the Merger Agreement) from August 29, 2016, to September 30, 2016, and the possible extension of the Termination Date for purposes of satisfying a certain condition by mutual consent of the parties from September 29, 2016, to October 28, 2016. Additionally, the parties agreed that Fortress would cause Acquisition Sub to commence the Offer within one hour after the parties have executed the Amendment; otherwise, the Amendment would be null and void and be of no further force or effect.

Acquisition Sub commenced the Offer on August 12, 2016. Fortress and Acquisition Sub have filed a tender offer statement on Schedule TO, including an offer to purchase, a letter of transmittal and related documents with the SEC, and the Company has filed a solicitation/recommendation statement on Schedule 14D-9 with respect to the Offer with the SEC. The offer to purchase the Shares will only be made pursuant to the offer to purchase, the letter of transmittal and related documents filed as a part of the Schedule TO.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Summary

The Company’s third quarter of fiscal year 2016 resulted in a 9% increase in revenues and an 11% increase in operating expenses. The incremental increase in operating costs not directly attributed to the increase in revenue related commissions expense is the result of legal and professional fees incurred in conjunction with the Offer. Strength in general retail brokerage and Investment banking revenues were offset by weaker results in Trading, Investment advisory and Tax preparation and accounting revenues.

The environment in which we operate remains challenging. While most categories of expenses declined either in line with revenue generation or from the continuing focus on controlling operating expenses, Professional fees including legal, strategic advisory and consulting increased due to the ongoing discussions with Fortress and the efforts to complete the transactions contemplated by the recently filed definitive agreement.

Lower market-influenced transaction volumes in general continued to impact brokerage commissions. Our trading business continues to be weaker when comparing to prior year quarters due to low market volatility and continuing low interest rates. Investment advisory fees slipped during the quarter on lower market values at time of fee billing.

On a positive note, our Investment banking business increased 69% over the prior year third quarter. The investment banking deal pipeline and execution continues to be strong. Our tax and accounting revenues were off in the third quarter due to higher revenues generated in the second quarter, the timing of which was accelerated as compared to the same period in 2015.

Controlling expenses and identifying efficiencies remain central to our operating model, contributing to improved results despite recognizing significant deal-related expenses during the quarter.

In contrast to the modest increase in revenues, the Company reported net loss of $161,000 and net income of $149,000 for the quarters ended June 30, 2016 and 2015, respectively. To reiterate, the current period loss can be entirely attributed to Fortress deal related costs.

Revenues

Total revenues increased $4,007,000, or 9%, in the third quarter of fiscal year 2016 to $46,342,000, from $42,335,000 in the third quarter of fiscal year 2015. As noted in the summary above and in the following table, strength in Commissions and Investment banking was offset by weaker performance in our Trading, Investment advisory and Tax preparation and accounting businesses.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Commissions	$25,051,000	$24,272,000	$779,000	3%
Net dealer inventory gains	2,340,000	2,418,000	(78,000)	(3)
Investment banking	10,735,000	6,356,000	4,379,000	69
Investment advisory	3,361,000	3,797,000	(436,000)	(11)
Interest and dividends	702,000	946,000	(244,000)	(26)
Transaction fees and clearing services	1,591,000	1,735,000	(144,000)	(8)
Tax preparation and accounting	2,386,000	2,724,000	(338,000)	(12)
Other	176,000	87,000	89,000	102
Total Revenues	$46,342,000	$42,335,000	$4,007,000	9%

Commission revenue increased $779,000, or 3%, to $25,051,000 in the current quarter from $24,272,000 during the third quarter of fiscal year 2015. Retail commissions increased this quarter primarily due to increased volatility in the market place, which generated specific investment opportunities and liquidity events for our clients.

Net dealer inventory gains, consisting primarily of proprietary trading, market making, and customer trade facilitation, and include activities in equities, municipal and corporate debt and treasury bonds, saw a decline of 3% in the current quarter as compared to the third quarter of fiscal 2015. Such revenue decreased $78,000 to $2,340,000 in the current quarter, from $2,418,000 during the third quarter of fiscal year 2015. This business continues to demonstrate continued revenue pressure resulting from industry volume contraction related to small cap markets, lack of volatility due to low interest rates, Fed rate hike uncertainty, and fixed income products falling out of favor due to higher equity market returns.

Investment banking fees increased $4,379,000, or 69%, to $10,735,000 in the current quarter from $6,356,000 during the third quarter of fiscal year 2015. A strong deal pipeline with solid offerings and execution in the current quarter helped surpass what was also a strong third quarter last year.

Investment advisory fees decreased $436,000, or 11%, to $3,361,000 in the current quarter from $3,797,000 in the third quarter of fiscal year 2015. While assets under management have increased on a consistent basis over the past year, average revenue earned on our asset portfolio has declined due to a reduction of fees on certain asset classes, and the elimination of unprofitable business.

Interest and dividend income decreased by $244,000, or 26%, to $702,000 in the current quarter from $946,000 in the third quarter of fiscal year 2015. This decrease is primarily attributable to slightly lower customer margin and free cash balances in place during the quarter.

Transaction fees and clearing services decreased $144,000, or 8%, to $1,591,000 in the current quarter from $1,735,000 in the third quarter of fiscal year 2015. This decrease is due to fewer retail transactions processed during the period.

Tax preparation and accounting fees decreased $338,000, or 12%, to $2,386,000 from $2,724,000 in the third quarter of fiscal year 2015. This is primarily due to higher revenues generated in the second quarter, the timing of which was accelerated as compared to the same period in 2015.

Other revenue increased $89,000, or 102%, to $176,000 in the current quarter from $87,000 during the third quarter of fiscal year 2015.

Operating Expenses

Operating expenses increased more than revenues in the current quarter. Operating expenses increased by $4,649,000, or 11%, to $46,627,000 in the current quarter compared to $41,978,000 in the same quarter of fiscal year 2015. The increase in expenses is partly as a result of the increase in commissions, compensation and fees, commensurate with the higher revenues, but also inclusive of a severance charge of approximately $430,000 to Mr. Goldwasser. Most other operating expense categories declined or immaterially increased as compared to the prior year quarter, with the exception of Professional fees and Other administrative expenses. The increase in Professional fees is due to the ongoing efforts to complete the transactions contemplated by the recently filed definitive merger agreement with Fortress.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Commissions, compensation and fees	$39,667,000	$35,831,000	$3,836,000	11%
Clearing fees	509,000	681,000	(172,000)	(25)
Communications	786,000	927,000	(141,000)	(15)
Occupancy	982,000	999,000	(17,000)	(2)
License and registration	417,000	335,000	82,000	24
Professional fees	2,327,000	1,720,000	607,000	35
Interest	13,000	6,000	7,000	117
Depreciation and amortization	302,000	294,000	8,000	3
Other administrative expenses	1,624,000	1,185,000	439,000	37
Total Operating Expenses	$46,627,000	$41,978,000	$4,649,000	11%

Commissions, compensation, and fees, which includes expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees, increased by $3,836,000, or 11%, to $39,667,000 in the current quarter from $35,831,000 for the third quarter of fiscal year 2015. The net increase in Commissions and investment banking revenue were primarily responsible for the overall increase in this expense category.

Investment banking compensation moved in step with the increase in related revenues. Select new hires since the second quarter of 2015 and minimal market increases for certain employees contributed to this variance in addition to a severance charge of approximately $430,000 related to Mr. Goldwasser's employment termination.

Clearing fees decreased $172,000, or 25%, to $509,000 in the current quarter from $681,000 in the third quarter of fiscal year 2015. The decrease is largely the result of the decline in total transactions executed during the current quarter as compared to the same quarter in fiscal year 2015.

Communications expenses decreased by $141,000, or 15%, to $786,000 in the current quarter from $927,000 in the third quarter of fiscal year 2015. This decrease is attributable to expense control through continued evaluation and renegotiation of numerous telecommunication contracts.

Occupancy expenses decreased $17,000, or 2%, to $982,000 in the current quarter from $999,000 in the third quarter of fiscal year 2015. This decrease is primarily due to the continuous review and renegotiation of leases and wherever possible, the consolidation of offices and reducing the square footage of office space rented by the Company.

License and registration expense increased by $82,000, or 24%, to $417,000 in the current quarter from $335,000 in the third quarter of fiscal 2015 primarily due to new hires.

Professional fees increased by $607,000, or 35% to $2,327,000 in the current quarter from $1,720,000 in the third quarter of fiscal year 2015. The increase in professional fees is due to the ongoing discussions with Fortress and the efforts to complete the transactions contemplated by the recently filed definitive merger agreement.

Interest expense increased by $7,000, to $13,000 in the current quarter.

Depreciation and amortization expenses increased by $8,000, or 3% to $302,000 in the current quarter from $294,000 in the third quarter of fiscal year 2015.

Other administrative expenses increased $439,000, or 37%, to $1,624,000 in the current quarter from $1,185,000 in the third quarter of fiscal year 2015. This increase is primarily relating to a credit received due to a renegotiated cost from a vendor received in the third quarter of fiscal 2015, and an increase in franchise taxes in fiscal 2016.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Summary

The Company’s first nine months ended of fiscal year 2016 resulted in an increase in revenues and operating expenses of 1% and 3%, respectively. As a result, the Company reported an after tax net loss of $244,000 as compared to net income of $783,000 for the nine months ended June 30, 2016 and 2015, respectively.

Strong investment banking revenues have offset weaker revenue generation in our other business lines. This underscores the importance of the diversity in our business offerings.

The unfavorable earnings comparison for the nine months are due to professional fees incurred for the ongoing discussions with Fortress and the efforts to complete the transactions contemplated by the recently filed definitive agreement.

Revenues

Total revenues increased $1,546,000, or 1%, in the first nine months of fiscal year 2016 to $127,997,000 from $126,451,000 in the comparative period of fiscal year 2015.

	Nine Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Commissions	$71,722,000	$74,434,000	$(2,712,000)	(4)%
Net dealer inventory gains	7,483,000	8,562,000	(1,079,000)	(13)
Investment banking	22,921,000	15,869,000	7,052,000	44
Investment advisory	10,337,000	11,149,000	(812,000)	(7)
Interest and dividends	2,415,000	2,624,000	(209,000)	(8)
Transaction fees and clearing services	5,512,000	6,302,000	(790,000)	(13)
Tax preparation and accounting	7,222,000	7,231,000	(9,000)	—
Other	385,000	280,000	105,000	38
Total Revenues	$127,997,000	$126,451,000	$1,546,000	1%

Commissions revenue decreased $2,712,000, or 4%, to $71,722,000 in the first nine months of the year as compared to $74,434,000 recorded in the comparative period last year. A weak fiscal first half, offset by modestly higher revenues in the third quarter, has negatively impacted our first nine months commissions revenue.

Net dealer inventory gains, consisting primarily of our trading activities in equities, municipal and corporate debt and treasury bonds, decreased $1,079,000, or 13% to $7,483,000 in the nine months of the fiscal year as compared to $8,562,000 recorded in the comparative period last year. This business continues to demonstrate continued revenue pressure resulting from industry volume contraction related to small cap markets, lack of volatility due to low rising interest rates, Fed rate hike uncertainty, and fixed income products falling out of favor due to higher equity market returns.

Investment banking fees increased 44%, or $7,052,000 to $22,921,000 in the first nine months of the year as compared to the $15,869,000 recorded in the comparative period last year. A strong deal pipeline with solid offerings and execution in the first nine months helped surpass what was also a strong first nine months of last year.

Investment advisory fees decreased 7%, or $812,000 to $10,337,000 in the first nine months of the year as compared to the $11,149,000 recorded in the comparative period last year. While assets under management have increased on a consistent basis over the past year, average revenue earned on our asset portfolio has declined due to a reduction of fees on certain asset classes, and the elimination of unprofitable business.

Interest and dividends decreased 8%, or $209,000 to $2,415,000 in the first nine months of the year as compared to the $2,624,000 recorded in the comparative period last year. This decrease is primarily attributable to slightly lower average customer margin and free cash balances in place during the first nine months of our current fiscal year.

Transaction fees and clearing services decreased 13%, or $790,000 to $5,512,000 in the first nine months of the year as compared to the $6,302,000 recorded in the comparative period last year. This decrease is directly associated with the decline in Commission revenue and is primarily due to fewer retail transactions processed during the period.

Tax preparation and accounting fees decreased $9,000, to $7,222,000 in the current period from $7,231,000 in the first nine months of fiscal year 2015.

Other revenue increased $105,000, or 38%, to $385,000 in the current period from $280,000 during the first nine months of fiscal year 2015.

Operating Expenses

In comparison with the 1% decrease in total revenues, total expenses increased 3%, or $3,268,000 to $128,310,000 for the first nine months of fiscal year 2016, compared to $125,042,000 in the comparative period of fiscal year 2015. The increase in total expenses is primarily due to the increase in Investment Banking revenues, which has a direct effect on compensation, variable fees and clearing costs. The increase in professional fees is primarily due to the ongoing efforts to complete the transactions contemplated by the recently filed definitive agreement with Fortress.

	Nine Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Commissions, compensation and fees	$110,260,000	$107,228,000	$3,032,000	3%
Clearing fees	1,798,000	2,209,000	(411,000)	(19)
Communications	2,427,000	2,891,000	(464,000)	(16)
Occupancy	2,886,000	2,977,000	(91,000)	(3)
License and registration	1,155,000	1,025,000	130,000	13
Professional fees	4,897,000	3,727,000	1,170,000	31
Interest	16,000	12,000	4,000	33
Depreciation and amortization	898,000	862,000	36,000	4
Other administrative expenses	3,973,000	4,111,000	(138,000)	(3)
Total Operating Expenses	$128,310,000	$125,042,000	$3,268,000	3%

Commissions, compensation, and fees include, but is not limited to those expenses based on commission revenue, net dealer inventory gains and investment banking, as well as compensation to our non-broker employees. These expenses increased by $3,032,000, or 3%, to $110,260,000 in the current year, as compared to the $107,228,000 recorded in the comparative period last year.   The net increase in Commissions, compensation and fees moved in step with the increase in Investment banking revenues. Select new hires since the second quarter of 2015 and minimal market increases for certain employees contributed to this variance in addition to a severance charge of approximately $430,000 related to Mr. Goldwasser's employment termination.

Clearing fees decreased $411,000, or 19%, to $1,798,000 in the current year, as compared to $2,209,000 recorded in the comparative period last year. The decrease is largely the result of the decline in total transactions executed during the first nine months of fiscal 2016.

Communications expenses decreased by $464,000, or 16%, to $2,427,000 in the current year, as compared to $2,891,000 recorded in the comparative period last year. This decrease is primarily due to Management's commitment to control expenses through continued evaluation and renegotiation of the numerous telecommunication contracts.

Occupancy expenses decreased $91,000, or 3%, to $2,886,000 in the current year, as compared to $2,977,000 recorded in the comparative period last year. This decrease is primarily due to the continuous review and renegotiation of leases and wherever possible, the consolidation of offices and reducing the square footage of office space rented by the Company.

License and registration fees increased $130,000, or 13%, to $1,155,000 in the current year, as compared to $1,025,000 recorded in the comparative period last year. This increase is due to higher fees incurred in the registration of new registered representatives during the first nine months of 2016 as compared to the same period last year.

Professional fees increased $1,170,000, or 31%, to $4,897,000 in the current year, as compared to $3,727,000 recorded in the comparative period last year. The increase in professional fees is due to the ongoing efforts to complete the transactions contemplated by the recently filed definitive merger agreement with Fortress.

Interest expense increased by $4,000, or 33%, to $16,000 in the current year, as compared to $12,000 recorded in the comparative period last year.

Depreciation and amortization expenses increased $36,000, or 4%, to $898,000 in the current year, as compared to $862,000 recorded in the comparative period last year.

Other administrative expenses decreased $138,000, or 3%, to $3,973,000 in the current period, as compared to $4,111,000 recorded in the comparative period last year. This decrease is due to close control and monitoring of various expense including but not limited to advertising, bad debt, office supplies and financial research services.

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

For the three months ended June 30, 2016 and 2015, EBITDA, as adjusted, was $225,000 and $988,000, respectively. This decrease of $763,000, or 77%, resulted from higher legal and professional fees incurred in conjunction with the Offer.

For the nine months ended June 30, 2016 and 2015, EBITDA, as adjusted, was $1,219,000 and $3,015,000, respectively. This decrease of $1,796,000 or 60%, resulted from higher professional fees incurred in conjunction with the Offer.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income , as reported	$(161,000)	$149,000	$(244,000)	$783,000
Interest expense	13,000	6,000	16,000	12,000
Income taxes	(124,000)	208,000	(69,000)	626,000
Depreciation	122,000	79,000	345,000	238,000
Amortization	180,000	215,000	553,000	624,000
EBITDA	30,000	657,000	601,000	2,283,000
Non-cash compensation expense	26,000	218,000	125,000	470,000
Forgivable loan amortization	169,000	113,000	493,000	262,000
EBITDA, as adjusted	$225,000	$988,000	$1,219,000	$3,015,000

EBITDA, adjusted for forgivable loan amortization and non-cash compensation expense, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at June 30,		Average Balance during first nine months of
	2016	2015	2016	2015
Cash	$22,207,000	$24,399,000	$22,964,000	$23,648,000
Receivables from broker-dealers and clearing organizations	3,610,000	4,158,000	3,246,000	4,046,000
Securities owned	1,522,000	1,494,000	907,000	1,223,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	15,963,000	18,070,000	16,158,000	17,527,000

We maintain a relatively high level of liquidity on our balance sheet. At both June 30, 2016 and 2015 respectively, 44% and 45% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers and others. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. At June 30, 2016, National Securities had net capital of $6,655,429 which was $6,405,429 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2016, vFinance Investments had net capital of $2,335,245 which was $1,335,245 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 2.11 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

During the first nine months of fiscal 2016 and 2015, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $470,000 and $232,000 during the first nine months of fiscal 2016 and 2015, respectively.

	Nine months ended June 30,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(244,000)	$783,000
Non-cash adjustments
Depreciation and amortization	898,000	862,000
Stock based compensation	125,000	470,000
Deferred tax (benefit) expense	(139,000)	620,000
Other	469,000	457,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	(1,754,000)	(995,000)
Accounts payable and accrued expenses and other liabilities	(727,000)	(1,600,000)
Prepaid expenses	89,000	(345,000)
Other	(596,000)	(86,000)
Net cash (used in) provided by operating activities	(1,879,000)	166,000

Cash flows from investing and financing activities
Purchase of fixed assets	(470,000)	(232,000)
Repurchase of shares of common stock	(86,000)	—
Net cash used in investing and financing activities	(556,000)	(232,000)
Net decrease in cash	$(2,435,000)	$(66,000)

Nine months ended June 30, 2016

The increase in receivables from clearing organizations, broker-dealers and others during the first nine months of fiscal 2016 is primarily due to higher commissions earned during the last month of the current quarter as compared to the same month of the previous year. These receivables are typically received within 10 days of the close of the month.

The increase in accounts payable, accrued expenses and other liabilities is primarily due to timing differences in payments of commissions and other payables which may vary depending when they are earned during the respective quarters.

Nine months ended June 30, 2015

The increase in receivables from clearing organizations, broker-dealers and others during the first nine months of fiscal 2015 is primarily due to the higher revenue performance in commissions earned during the last month of a given quarter as compared to the same month of the previous year. These receivables are typically received within 10 days of the close of the month.

The increase in accounts payable, accrued expenses and other liabilities is primarily due to timing differences in payments of commissions and other payables which may vary depending when they are earned during the respective quarters.

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

The following table shows the quoted market values of marketable securities we owned ("long") and securities we sold but have not yet purchased ("short"), as of June 30, 2016:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$82,000	$—
Municipal bonds	1,259,000	—
Restricted stock and warrants	181,000	—
Total	$1,522,000	$—

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of June 30, 2016 and September 30, 2015, the Company accrued approximately $794,000 and $817,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	—	—	80,576	$1,769,000

May 1, 2016 - May 31, 2016	—	—	80,576	$1,769,000

June 1, 2016 - June 31, 2016	—	—	80,576	$1,769,000

Total	—	—	80,576	$1,769,000

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

August 15, 2016	By:	/s/ Robert B. Fagenson
Robert B. Fagenson
Executive Chairman of the Board and Chief Executive Officer

August 15, 2016	By:	/s/ Alan B. Levin
Alan B. Levin
Chief Financial Officer