Form 10-K
period 2016-09-30
NATIONAL HOLDINGS CORP
filed 2016-12-29
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2016
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

At March 31, 2016, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $2.39 per share for the registrant's common stock, as quoted on the NASDAQ Capital Market was approximately $18,419,639.

As of December 16, 2016, there were 12,437,916 shares of the registrant's common stock outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the Company’s Annual Meeting of Stockholders to be held on or about January 26, 2017 (the “Proxy Statement”) are incorporated by reference into Part III hereof.

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

Item 1. BUSINESS

General

National Holdings Corporation (“National,” “we,” “us,” “our,” or the “Company”), a Delaware corporation organized in 1996, operates through its wholly-owned subsidiaries which principally provide financial services. Through our broker-dealer and investment advisory subsidiaries, we (1) offer full service retail brokerage to individual, corporate and institutional clients, (2) provide investment banking, merger and acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engage in trading securities, including making markets in micro and small-cap NASDAQ and other exchange listed stocks and (4) provide liquidity in the United States Treasury marketplace.

Our broker-dealer subsidiaries consist of National Securities Corporation, a Washington corporation (“National Securities” or “NSC”), and vFinance Investments, Inc., a Florida corporation (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, New York; Boca Raton, Florida; and Seattle, Washington. Our Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the SEC and the Commodities and Futures Trading Commission ("CFTC"), are members of the Financial Industry Regulatory Authority ("FINRA"), Securities Investor Protection Corporation (the "SIPC") and the National Futures Association ("NFA").

Our brokers operate either as independent contractors or employees. An independent contractor registered representative, who becomes an affiliate of a Broker-Dealer Subsidiary, typically establishes his or her own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, computer and other equipment, market data, software and general office supplies. As a result, the independent contractor registered representative is entitled to retain a higher percentage of the commissions generated by his or her sales than a registered representative employee at a traditional employee-based brokerage firm. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for lower production registered representatives. A registered representative employee is provided with office space, technology, regulatory support and administrative support in exchange for a lower retention percentage of his or her production.

Our wholly-owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"), is a federally-registered investment advisor providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed.

Our wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation (“National Insurance”), and Prime Financial Services, a Delaware corporation ("Prime Financial"), provide fixed insurance products to their clients, including life insurance, disability insurance, long-term care insurance and fixed annuities.

Our wholly-owned subsidiary, Gilman Ciocia, Inc., a Delaware corporation ("Gilman"), provides tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

Our wholly-owned subsidiary, GC Capital Corporation, a Delaware corporation ("GC"), provides licensed mortgage brokerage services in New York and Florida.

Recent Developments

Closing of Tender Offer

On September 12, 2016, FBIO Acquisition, Inc. (“FBIO Acquisition”), a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”), completed its tender offer (the “Offer”) for all outstanding shares of our company at a price of $3.25 per share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”), pursuant to the terms of the Agreement and Plan of Merger dated as of April 27, 2016 (as amended, the “Merger Agreement”) among our company, Fortress and FBIO Acquisition. The Offer expired at 12:00 midnight, New York City time, on Friday, September 9, 2016. Computershare Trust Company, N.A., the depositary for the Offer, advised Fortress and FBIO Acquisition that, as of the expiration time of the Offer, a total of 7,037,482 shares were validly tendered and not withdrawn (including shares delivered through notices of guaranteed delivery), representing approximately 56.6% of our issued and outstanding shares of common stock and approximately 51.4% of our issued and outstanding shares of common stock on a fully-diluted basis immediately following the completion of the Offer (in each case, without giving effect to the issuance or exercise of the Dividend Warrants as further described below under the heading "Warrant Dividend").

On September 12, 2016, FBIO Acquisition accepted for payment all shares that were validly tendered and not withdrawn prior to the expiration time of the Offer (such time of acceptance, the “Acceptance Time”) and delivered payment for such shares. The aggregate consideration paid by FBIO Acquisition in the Offer was approximately $22,872,000, without giving effect to related transaction fees and expenses. Fortress funded the payment with cash on hand.

In accordance to the Merger Agreement, since less than 80% of our issued and outstanding shares of common stock were tendered, we remain a publicly-traded company.

Board of Director Changes

Effective as of the Acceptance Time and pursuant to the terms of the Merger Agreement, the size of our board of directors (the “Board”) was reduced from 11 directors to seven directors, and each of Messrs. Richard Abbe, James Ciocia, Salvatore Giardina, William Lerner, Frank S. Plimpton, Frederic B. Powers III, Joshua Silverman and Frederick Wasserman resigned as members of the Board.

Effective as of the Acceptance Time and also pursuant to the terms of the Merger Agreement, the election of each of Messrs. Michael Eustace, Neil Herskowitz, Daniel Hume, Michael Weiss and Eli Salig as members of the Board became effective. On September 21, 2016, Mr. Weiss was appointed as Chairman of the Board and Mr. Robert B. Fagenson was appointed as Vice Chairman of the Board. Mr. Mark Goldwasser originally remained as a member of the Board, but subsequently submitted his resignation as a member of the Board on September 21, 2016.

Officer Changes

On September 21, 2016, the Board approved the appointment of Glenn C. Worman as our Chief Financial Officer effective on October 10, 2016. At the time of such appointment, Mr. Worman served as our Executive Vice President – Finance and Chief Operating Officer. Mr. Worman replaced Alan B. Levin as our Chief Financial Officer. Mr. Levin submitted his resignation on September 26, 2016, which resignation became effective on October 10, 2016.

Stockholders Rights Agreement

In connection with the execution and delivery of the Merger Agreement, we entered into a Stockholders Rights Agreement with FBIO Acquisition (the “Stockholder Rights Agreement”). The Stockholder Rights Agreement, which became effective September 12, 2016, provides FBIO Acquisition with certain director nomination rights with respect to our Board. Specifically, commencing with our next annual meeting of our stockholders, and continuing through September 12, 2019, for so long as FBIO Acquisition holds any shares of our common stock, FBIO Acquisition will have the right to designate for nomination by our Board (or the relevant committee thereof) all directors to be elected at any annual or special meeting of our stockholders. As a result of the rights granted to FBIO Acquisition under the Stockholder Rights Agreement, FBIO Acquisition will be able to control the composition of our Board, and thereby will be able to significantly influence our corporate actions.

The Stockholder Rights Agreement also provides that if FBIO Acquisition and its affiliates own at least 35% of all then outstanding shares of our common stock, FBIO Acquisition and its affiliates will be prohibited for a certain period of time from initiating or proposing certain actions with respect to our company, including: (i) until the earlier of September 12, 2019 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, certain going-private transactions; (ii) until the earlier of September 12, 2017 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, certain business combinations; and (iii) until the earlier of September 12, 2019 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, reverse stock-splits with respect to our common stock of a ratio greater than or equal to 100 to one.

Dividend Warrants

In the Merger Agreement, we agreed to set a record date within ninety (90) days following the Acceptance Time with respect to the distribution to our stockholders of warrants to purchase one share of our common stock for every share of our common stock owned at an exercise price of $3.25 per share (the “Dividend Warrants”). We announced on October 26, 2016 that we had established December 9, 2016 as the record date with respect to the Dividend Warrants.

As a result of “due bill” trading procedures, those persons who held shares of our common stock as of the record date, or who acquire shares of our common stock in the market following the record date, and in each case who continue to hold such shares at the close of trading the date before the ex-dividend date to be established by The Nasdaq Stock Market with respect to the Dividend Warrants, will be entitled to receive a Dividend Warrant with respect to each share of our common stock owned by such person as of the ex-dividend date.

Conversely, those persons who held shares of our common stock as of the record date, or who acquire shares of our common stock in the market following the record date, but in each case who do not hold such shares of our common stock at the close of trading on the date before the ex-dividend date, will not be entitled to receive any Dividend Warrants with respect to such shares.

Therefore, a shareholder selling their shares of our common stock prior to the ex-dividend date would not receive any Dividend Warrants with respect to the shares that are sold by such person even if such person held the shares on the record date, since the shares of our common stock sold would be accompanied by a “due-bill” entitling the buyer of those shares to receive the Dividend Warrants with respect to such shares.

The actual right to receive the Dividend Warrants with respect to any shares of our common stock requires still holding such shares until the ex-dividend date.

We have applied to list the Dividend Warrants on the Nasdaq Capital Market under the symbol “NHLDW”; however, there can be no assurance that such application will be approved. We anticipate that the ex-dividend date will occur, and that the Dividend Warrants will be distributed, on or prior to February 7, 2017.

Reverse Stock Split

In February 2015, the Board declared a 1-for-10 reverse stock split of our common stock. All share and per share information contained in this report give effect to the reverse stock split.

Clearing Relationships

The Broker-Dealer Subsidiaries have clearing arrangements with National Financial Services LLC (“NFS”), COR Clearing LLC (“COR”), Industrial and Commercial Bank of China Financial Services, LLC (“ICBC”), Rosenthal Collins Group, LLC (“Rosenthal”), R.J. O’Brien & Associates, LLC (“RJO”), Gain Capital Group, LLC (“GCG”) and Archer Daniels Midland Investor Services, Inc. (“ADM”).

Financial Information about Industry Segments

We realized approximately 81% of our total revenues in fiscal year 2016 from brokerage services, principal and agency transactions, and investment banking. During fiscal year 2016, brokerage services consisting of retail brokerage commissions represented 55% of total revenues, principal and agency transactions consisting of net dealer inventory gains represented 6% of total revenues, and investment banking, consisting of corporate finance commissions and fees, represented 20% of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Brokerage Services

The Broker-Dealer Subsidiaries are each registered as a broker-dealer with the SEC and are licensed in all 50 states, the District of Columbia and Puerto Rico. The Broker-Dealer Subsidiaries are also members of FINRA, SIPC, the Municipal Securities Rulemaking Board (“MSRB”) and NFA.

Investment executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to supervisory procedures and applicable rules and regulations. In addition, investment executives have direct access to research materials, management, traders, and all levels of support personnel.

The brokerage services provided by our registered representatives and investment advisors include execution of purchases and sales of stocks, options, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2016, stocks and options represented approximately 51% of our business, bonds represented approximately 2% of our business, and mutual funds, annuities and various other securities made up approximately 17% of our business. The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

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

Payments to both our independent and employee registered representatives are based on commissions generated and represent a variable cost rather than a fixed cost of operating our business. Commission expense represents a significant majority of our total expenses. We work to control our fixed costs in order to achieve profitability based upon our expectation of market conditions and the related level of revenues. Historically, most of our investment executives served as independent contractors responsible for providing their own office facilities, sales assistants, telephone, Internet, computer and other equipment, software, market data, supplies and other items of overhead. As of September 30, 2016, we had a total of approximately 1,150 associates of which 320 were employees and 830 were independent contractors. Of these associates, approximately 770 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining our obligations for federal and state withholding, unemployment and social security taxes.

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

Broker Dealer Trading

Our Broker-Dealer Subsidiaries buy and may maintain inventories in equity securities as “market-makers” for sale of those securities to other dealers and to our customers. We may also maintain inventories in corporate, government and municipal debt securities for sale to customers. The level of our market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets. As of September 30, 2016 , we made markets in approximately 1,000 micro and small-cap NASDAQ and other exchange-listed and over the counter quoted stocks. We anticipate that we will continue market-making trading activity in the future, which may include securities of companies for which we managed or co-managed a public offering.

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

Investment Banking

We provide corporate finance and investment banking services, including underwriting the sale of securities to the public in both initial and follow-on offering and arranging for the private placement of securities with investors. Our investment banking services require a short term commitment of capital. Our corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. Corporate finance revenues are generated from capital raising transactions of equity and debt securities and fees for strategic advisory services. Recognizing the diversity of our clients, we plan to work closely with our independent advisors to identify key additional investment banking verticals that we can strengthen to enhance our offerings to our clients.

Among the areas in which we intend to enhance our presence is biotechnology and healthcare. We already have a very successful emerging biotechnology and healthcare investment banking business, which accounted for approximately 30% of all investment banking revenues for the year ended September 30, 2016. Investment banking revenues during the 12 month period ended September 30, 2016, on account of financings conducted by us for Fortress and its affiliated companies, conducted at arms-length by the two independent businesses, represented approximately 50% of our biotech and healthcare investment banking revenues. We believe that additional financings conducted by us for Fortress and its affiliated companies will continue to be a profitable and growing line of business for us. We also plan to seek to build and enhance our biotech business to enable us to participate in a broader range of biotech financings, including building a biotech sell-side analyst team.

On October 26, 2016, we announced that our healthcare related investment banking and research businesses will operate under the name OPN Capital Markets. We believe that with our contacts (and those of Fortress) in the biotech community, we can attract to our company key biotech investment bankers as well as make introductions to biotech companies seeking financing. We also believe that the proprietary offerings of our company and Fortress, and the access to the biotech industry relationships of Fortress that our company has now that the Offer has closed, provides us with the opportunity to significantly grow revenues from our biotech investment banking business.

Investment Advisory Services

NAM, a wholly-owned subsidiary of our company and a SEC-registered investment advisor, offers advisory services described below to clients in various programs. Under such customized engagements, clients authorize NAM to purchase and sell securities on a discretionary or non-discretionary basis (depending on the program) pursuant to investment objectives chosen by the client. The client’s Investment Advisory Representative (“IAR”) obtains the essential facts from the client, and assists in determining the appropriate program. The IAR provides ongoing investment advice and management that is tailored to the individual needs of the client through a review of the investment profile and objectives of the client. Depending on the program selected and the client’s profile and objectives, the types of securities that may be purchased or sold include mutual funds, ETFs, equities, options, fixed income securities, structured notes, interests in partnerships such as real estate, oil and gas, as well as management of variable annuity sub-accounts. Clients generally may impose reasonable restrictions on investing in certain securities or groups of securities.
NAM receives compensation from clients through assets under management fees, administrative fees, and in some instances, hourly fees, fixed fees, performance-based fees or carried interest. IARs receive a portion of the fees in accordance with their contract with NAM. A NAM IAR may also be a registered representative with National Securities, a subsidiary of our company and an affiliate of NAM, and therefore can establish and service brokerage accounts for NAM clients.
Programs currently offered by NAM include:

•	The Portfolio Advisor Program, pursuant to which the client’s IAR manages individual client accounts through various investments on a discretionary basis;

•
The Portfolio Advisor Plus Program, in which the client’s IAR manages individual client accounts through various investments on a discretionary basis, with an alternative pricing structure whereby qualified clients may pay a performance-based fee in addition to an asset-based fee;

•
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

•
The Investment Advisor Program, pursuant to which IARs provide advisory services with respect to variable annuity products, plans such as 401(k)s, 403(b)s, mutual funds, and retirement funds, as well as individually managed client accounts;

•	Financial planning, offered for a flat fee or an hourly rate;

•	Discretionary management services for private funds;

•	Retirement solutions provided to plan providers, plan sponsors, and participants through various products, services and custodial platforms, including FOLIO Institutional;

•
Wrap programs, using a platform offered by Envestnet Asset Management, Inc., an SEC registered investment adviser and turnkey asset management platform provider; the Envestnet platform provides wealth management technology for registered investment advisers along with asset management programs;

•
A unified managed account program (a unified managed account refers to an account that combines investment vehicles and one or more independent money managers into a single or “unified” managed account) using Foliofn Investments, Inc. Foliofn is a custodian that offers a fractionalized share trading platform which enables investors to diversify investments across multiple securities; and

•	A program utilizing the FTJ FundChoice Program, in which NAM serves as the advisor for the client on a non-discretionary basis.

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

Institutional Services

A critical element of our business strategy is to identify institutional quality investments that offer above market returns. We support that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance. Hedge funds represent a segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. We offer fund managers access to investment opportunities and independent research products. Additionally, we offer fund managers, the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions as well as special execution services using volume weighted averages and average pricing for micro and small-cap stocks. We believe that our investment executives engaged in institutional services have a mutually beneficial relationship with our Investment Banking Division (“IBD”), as fund managers looking for investment opportunities, participate in IBD's corporate clients issuances. Our relationships with fund managers may create opportunities to increase the number and breadth of IBD clients.

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our Broker-Dealer Subsidiaries do not hold any funds or securities for customers. Rather, they use the services of clearing agents on a fully-disclosed basis. These clearing agents process securities transactions and maintain customer accounts. In addition to transactions executed through our clearing agents, our Broker Dealer Subsidiaries also conduct direct business. Customer accounts are protected through SIPC for up to $500,000, of which coverage for cash balances is limited to $250,000. In addition to SIPC protection, NFS, our primary clearing agent, provides brokerage accounts additional “excess of SIPC” coverage from Lloyd’s of London, together with other insurers. The “excess of SIPC” coverage would only be used when SIPC coverage is exhausted. Like SIPC protection, “excess of SIPC” protection does not cover investment losses in customer accounts due to market fluctuations. It also does not cover other claims for losses incurred while the firms remain in business. Total aggregate “excess of SIPC” coverage available on all accounts held at National Financial Services is $1.0 billion. Within the “excess of SIPC” coverage, there is no per account dollar limit on coverage of securities, just a per account limit of $1.9 million on coverage of cash.

Tax Preparation and Accounting Services

We provide tax preparation and small business accounting services through our wholly-owned subsidiary, Gilman. Tax preparation business is conducted predominantly during the period from February through April of each year. During the 2016 tax year season, Gilman prepared approximately 20,000 federal, state and local tax returns.

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

Competition

We are engaged in a highly competitive business. With respect to one or more aspects of our business, our competitors include member organizations of the New York Stock Exchange and other registered securities exchanges in the United States and Canada, the U.K., Europe and members of FINRA. Many of these organizations have substantially greater personnel and financial resources and more sales offices than us. Discount brokerage firms affiliated with commercial banks provide additional competition, as well as companies that provide electronic on-line trading. In many instances, our company is also competing directly for customer funds with investment opportunities offered by the real estate, insurance, banking, and savings & loans industries.

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

We also compete with other securities firms for successful sales representatives, securities traders and investment bankers. Competition for qualified employees and independent contractors in the financial services industry is intense. Our continued ability to compete effectively depends on our ability to attract new employees and independent contractors and to retain and motivate our existing employees and independent contractors. For a further discussion of risks facing our company, please see “Risk Factors.”

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

Government Regulation and Supervision

Our Broker-Dealer Subsidiaries and our investment adviser businesses are subject to extensive regulation by the SEC, FINRA, NFA, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. All of the Broker-Dealer Subsidiaries are registered broker-dealers with the SEC and members of FINRA. They are licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

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

In February 2015, pursuant to a directive from FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2016, National Securities had net capital of $6,224,995 which was $5,974,995 in excess of its required net capital of $250,000.

vFinance Investments is also subject to the Rule 15c3-1, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2016, vFinance Investments had net capital of $2,202,544 which was $1,202,544 in excess of its required net capital of $1,000,000. vFinance Investments ratio of aggregate indebtedness to net capital was .8 to 1.

Each of National Securities and vFinance Investments is exempt from the provisions of Rule 15c-3-3, since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

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

Intellectual Property

We own the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R) and Gilman Ciocia(R).

Employees

As of September 30, 2016, our company’s personnel consisted of the following:

Position	Salaried Employees	Independent Contractors	Total
Officers	12	—	12
Administration	181	214	395
Brokers	24	595	619
Traders	24	1	25
Investment Bankers	9	1	10
Advisors	—	9	9
Accountants and tax preparers	70	10	80
Totals	320	830	1,150

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

Item 1A. RISK FACTORS

The financial statements contained in this report and the related discussions describe and analyze the our financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results, however, are not necessarily indicative of our future performance or financial condition. We, therefore, have included the following discussion of certain factors that could affect our future performance or financial condition. These factors could cause our future performance or financial condition to differ materially from our prior performance or financial condition or from management’s expectations or estimates of our future performance or financial condition. These factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations.

Risks Related to Our Business

We may not be able to sustain profitability.

We reported a pretax loss of approximately $(2,469,000) in fiscal year 2016 as compared to pretax income of approximately $478,000 in fiscal year 2015. There is no assurance that we will be profitable in the future. If we are unable to reach profitability, we may need to curtail, suspend or terminate certain operations.

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

We depend on the continued services of our management team, as well as our ability to hire additional members of management, and to retain and motivate other officers and key employees. We may not be able to find appropriate replacements if the need should arise. Due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel, could become subject to suspensions or other limitations on the scope of their services to us from time to time. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products.

Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.

National Securities is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. In February 2015, pursuant to a directive from FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2016, National Securities had net capital of $6,224,995 which was $5,974,995 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to Rule 15c3-1, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2016, vFinance Investments had net capital of $2,202,544 which was $1,202,544 in excess of its required net capital of $1,000,000. At such date, vFinance Investments' ratio of aggregate indebtedness to net capital was .8 to 1. vFinance Investments is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

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

The number and size of the transactions in which we provide services may decline in adverse market or economic conditions, which may adversely affect our revenues, results of operations and stockholders’ equity.

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

We may experience trading losses due to market fluctuations and volatility, which may reduce our revenues and profitability.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the subprime residential mortgage market that began in 2008. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, our profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments. We act as a market maker in publicly traded shares of common stock. In market making transactions, we undertake the risk of price changes on the stock we hold in positions, or being unable to resell the shares of common stock we hold, or being unable to purchase the common stock we have sold but not yet purchased. These risks are heightened by the illiquidity of many of the shares of common stock we trade and/or in which we make a market. Any losses from our trading activities, including as a result of unauthorized trading by our employees, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, the Broker-Dealer Subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. In addition, because our interests in our subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.

Competition with other financial firms may have a negative effect on our business.

We compete directly with national and regional full-service broker-dealers and a broad range of other financial service firms, including banks and insurance companies. Competition has increased as smaller securities firms have been acquired by or merged into other firms. Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing and other resources than we do. Many of these firms offer their customers more products and research than currently offered by us. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. We also face competition from companies offering discount and/or electronic brokerage services, including brokerage services provided over the Internet, which we are currently not offering and do not intend to offer in the foreseeable future. These competitors may have lower costs or provide more services, and may offer their customers more favorable commissions, fees or other terms than those offered by us. To the extent that issuers and purchasers of securities transact business without our assistance, our operating results could be adversely affected.

Government initiatives that simplify tax return preparation could reduce the need for tax preparation services as a third party tax return preparer.

Many taxpayers seek assistance from paid tax return preparers such as our Gilman subsidiary, because of the level of complexity involved in the tax return preparation and filing process. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns. The passage of any measures that significantly simplify tax return preparation or otherwise reduce the need for a third party tax return preparer could reduce demand for our services which may adversely affect operating results.

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

The securities industry and our business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including FINRA, the MSRB and the NFA. The Broker-Dealer Subsidiaries are registered broker-dealers with the SEC and member firms of FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. Changes in laws or regulations or in governmental policies could cause us to change the way we conduct our business, which could adversely affect our businesses and results of operations.

Compliance with many of the regulations applicable to our subsidiaries involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us that may result in a censure, fine, civil penalties, issuance of cease-and-desist orders, the deregistration or suspension of our regulated activities, the suspension or disqualification of our officers or employees, or other adverse consequences. The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition.

We rely on clearing brokers and unilateral termination of the agreements with these clearing brokers could disrupt our business.

Our Broker-Dealer Subsidiaries are introducing brokerage firms, using third party clearing brokers to process their securities transactions and maintain customer accounts. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. We depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, we are exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are unilaterally terminated for any reason, we would be forced to find alternative clearing firms without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change. There can be no assurance that if there were a unilateral termination of a clearing agreement that we would be able to find an alternative clearing firm on acceptable terms to it or at all.

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

Many aspects of our business involve substantial risks of liability. There is a risk of litigation and arbitration within the securities industry, including class action suits seeking substantial damages. We are subject to actual and potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. We may be liable for the unauthorized acts of our retail brokers if we fail to adequately supervise their conduct. As an underwriter, we may be subject to substantial potential liability under federal and state laws and court decisions, including liability for material misstatements and omissions in securities offerings. We may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future. We carry “Errors and Omissions” insurance to protect against such legal actions, however, our policy is limited in items and amounts covered and there can be no assurance that it will cover a particular complaint. The adverse resolution of any legal proceeding involving us and/or our subsidiaries could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Procedures and requirements of the Patriot Act and similar laws may expose us to significant costs or penalties.

As a financial services firm, we are subject to laws and regulations, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), that require that we know our customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the Patriot Act and similar laws and regulations are insufficient and that we could be subject to significant criminal and civil penalties or reputational damage due to noncompliance. Such penalties and subsequent remediation costs could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We may be required to comply with new fiduciary regulations under the U.S. Department of Labor, which may require us to change the manner in which we do business, and to incur costs in connection therewith.

The U.S. Department of Labor has promulgated new fiduciary regulations which become effective in April 2017. These regulations may cause our brokers, our independent contractor registered representatives and us to become fiduciaries for purposes of the Employee Retirement Income Security Act of 1974, as amended, and/or Section 4975 of the Internal Revenue Code of 1986, as amended. In order to comply with the fiduciary obligations so imposed we may have to change the manner in which we do business with investors subject to ERISA and/or Section 4975 of the Internal Revenue Code, such as IRAs and small pension plans. It is unknown at this time what affect this may have on our business, if any.

Risks Related to our Common Stock

Our principal stockholders, including our principal stockholder, FBIO Acquisition, as well as our directors and officers, control a large percentage of shares of our common stock, and can control our corporate actions.

Immediately following the closing of the tender offer by FBIO Acquisition on September 12, 2016, FBIO Acquisition owned approximately 56.6% of our issued and outstanding shares of common stock and approximately 51.4% of our outstanding common stock on a fully-diluted basis (or approximately 62.9% and 57.2%, respectively, after giving effect to the voting agreements that FBIO Acquisition and Fortress entered into with certain of our officers and directors in connection with the execution and delivery of the Merger Agreement), in each case, without giving effect to the issuance or exercise of the Dividend Warrants. Accordingly, FBIO Acquisition can control most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions. The concentration of the ownership of the shares of our common stock by FBIO Acquisition may also serve to limit the trading volume of our common stock. FBIO Acquisition is a wholly-owned subsidiary of Fortress, the common stock of which entity is traded on the NASDAQ Capital Market.
The control by our principal stockholder is evidenced, in part, by a stockholders rights agreement (the “Stockholder Rights Agreement”) that we entered into with FBIO Acquisition in connection with the execution and delivery of the Merger Agreement. The Stockholder Rights Agreement, which became effective September 12, 2016, provides FBIO Acquisition with certain director nomination rights with respect to our board of directors. Specifically, commencing with our next annual meeting of our stockholders, and continuing through September 12, 2019, for so long as FBIO Acquisition holds any shares of our common stock, FBIO Acquisition will have the right to designate for nomination by our board of directors (or the relevant committee thereof) all directors to be elected at any annual or special meeting of our stockholders. As a result of the rights granted to FBIO Acquisition as a result of the Stockholder Rights Agreement, FBIO Acquisition will be able to control the composition of our board of directors, and it will thereby be able to significantly influence our corporate actions.
Notwithstanding the foregoing, the Stockholder Rights Agreement provides that, for so long as FBIO Acquisition and its affiliates own at least 35% of all then outstanding shares of our common stock, FBIO Acquisition and its affiliates will be prohibited for a certain period of time from initiating or proposing certain actions with respect to our company, including: (i) until the earlier of September 12, 2019 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, certain going-private transactions; (ii) until the earlier of September 12, 2017 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, certain business combinations; and (iii) until the earlier of September 12, 2019 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, reverse stock-splits with respect to our common stock of a ratio greater than or equal to 100 to one.

Our common stock has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Our common stock is traded on the NASDAQ Capital Market under the symbol "NHLD". Traditionally, the trading volume of our common stock has been limited. For example, for the 30 trading days ending on September 30, 2016, the average daily trading volume was approximately 72,000 shares per day. During such 30-day period the closing price of our common stock ranged from a high of $3.45 to a low of $3.12. We expect that this limited trading volume will continue due to the concentrated ownership of our common stock by FBIO Acquisition, and our limited public float, following the recent tender offer closing. Because of this limited trading volume, holders of our common stock may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

The price of our common stock is volatile.

The price of our common stock has fluctuated substantially. The market price of our common stock may be highly volatile as a result of factors specific to us and the securities markets in general. Factors affecting volatility may include:

•	variations in our annual or quarterly financial results or those of our competitors;

•	economic conditions in general; and

•	changes in applicable laws or regulations, or their judicial or administrative interpretations affecting us or our subsidiaries or the securities industry.

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

At September 30, 2016, there are no shares of our preferred stock outstanding. The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of our company.

The Nasdaq Capital Market imposes listing standards on our common stock that we may not be able to fulfill, thereby leading to a possible delisting of our common stock.

As a listed Nasdaq Capital Market company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our Board and the committees thereof, the holding of an annual meeting of our stockholders, minimum bid price of our common stock and minimum stockholders equity. The failure to meet these or other Nasdaq Capital Market requirements may result in the de-listing of our common stock from the Nasdaq Capital Market, which could adversely affect the liquidity and market price thereof.

Related to the foregoing, on October 3, 2016, we received a letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) notifying us that we no longer comply with NASDAQ Listing Rule 5620(a) for continued listing due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended September 30, 2015 (the last meeting of stockholders was held on August 18, 2015). We were advised by NASDAQ on October 25, 2016 that it had determined to grant to us an extension of time to hold an annual meeting of our stockholders until January 31, 2017. We will hold an annual meeting of our stockholders on Thursday, January 26, 2017. If we do not hold an annual meeting of stockholders on or prior to January 31, 2017, our common stock may be subject to de-listing from the Nasdaq Capital Market.

We do not expect to pay any cash dividends on our common stock in the foreseeable future.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. We expect to retain all future earnings, if any, for investment in our business.

Item 2. PROPERTIES

We own no real property. Our corporate headquarters are in space leased by the Company in New York, New York and Boca Raton, Florida. Independent contractors individually lease the branch offices that are operated by those independent contractors. We also lease additional office space, all of which are shown in the table below.

Leases expire at various times through October 2026. We believe the rent at each of our locations is reasonable based on current market rates and conditions. We consider the facilities of our company and those of our subsidiaries to be reasonably insured and adequate for the foreseeable needs of our company and our subsidiaries.

The following chart provides information related to these lease obligations as of September 30, 2016:

Address	Approximate Square Footage	Approximate Annual Base Lease Rental	Note	Lease Termination Date
410 Park Ave, 14th Floor, New York, NY	11,885	$594,250		30-Oct-18
600 University Street, Suite 2900, Seattle, WA	7,620	$295,275		31-Oct-26
2875 NE 191st Street, Suite 601, Aventura, FL	5,208	$245,806		31-May-21
1200 N. Federal Highway, Suite 400, Boca Raton, FL	11,510	$207,525		31-Aug-21
111 South Wacker Drive, Chicago, IL	4,544	$143,136	(a)	16-Apr-17
35-30 Francis Lewis Blvd., Suite 205, Flushing, NY	4,600	$138,000		31-Aug-21
901 E. Las Olas Blvd., Fort Lauderdale, FL	3,911	$134,150		Three months notice
14802 N. Dale Mabry Blvd., Suite 101, Tampa, FL	5,000	$133,108		31-Dec-16
2424 N. Federal Highway, Suite 200, Boca Raton, FL	6,075	$112,072	(b)	31-Dec-16
4000 Rt. 66, Suite 331, Tinton Falls, NJ	4,258	$89,418		30-Nov-20
11 Raymond Ave, Suite 22, Poughkeepsie, NY	3,558	$94,572		30-Jun-18
540 Gidney Ave, Newburgh, NY	4,535	$95,034		30-Jun-21
500 Portion Rd, Suite 2 & 4, Lake Ronkonkoma, NY	4,727	$88,638		1-Jan-18
181 East Jericho Turnpike, 2nd Floor, Mineola, NY	3,165	$81,499		30-Apr-25
7370 College Parkway, Fort Meyers, FL	3,749	$71,718		30-Nov-19
20 Squadron Blvd., Suite 103, New City, NY	2,149	$75,579		31-Aug-19
3535 Military Trail, Suite 201/202, Jupiter, FL	2,944	$63,296		Six months notice
1550-1556 Third Ave, Suite 103, New York, NY	1,212	$64,884		30-Nov-17
5839 Main St, Williamsville, NY	3,159	$63,875		31-Dec-18
2800 Bruckner Blvd., Suite 205, Bronx, NY	2,500	$60,833		30-Jun-21
28050 US Hwy 19 North, Suite 300, Clearwater, FL	3,165	$58,679		30-Apr-20
970 N. Congress Ave, Suite 200, Boynton Beach, FL	2,702	$54,472		30-Jun-17
11 Raymond Ave, Suite 21, Poughkeepsie, NY	2,200	$53,016		31-Jul-20
2619 Emmons Ave, Unit 303, Brooklyn, NY	1,500	$42,796		Six months notice
1580 South Main Street, Suite 101, Boerne, TX	2,224	$42,256		28-Feb-17
1501 W. Fairbanks Ave, Winter Park, FL	1,840	$38,340		Six months notice
5959 Central Ave, Suite 100, St Petersburg, FL	1,859	$34,796		30-Apr-17
5550 Merrick Rd, Suite 300, Massapequa, NY	1,575	$31,908		Six months notice
5103 Memorial Highway, Tampa, FL	2,190	$32,100		28-Feb-17
982 Main St, Fishkill, NY	1,500	$27,876		31-Dec-16
3301 Bonita Beach Rd, Suite 107, Bonita Beach, FL	1,740	$28,588		31-Aug-17
44 Stelton Rd, Suite 235, Piscataway, NJ	1,242	$23,158		month to month
3265 Johnson Ave, Suite 201, Riverdale, NY	161	$20,700		31-Aug-17
2170 West State Road 434, Suite 376, Longwood, FL	940	$15,462		30-Sep-17

a)	This lease is sublet to an unaffiliated entity

b)	Notice of intent not to renew given to landlord as of the issuance of this report

Item 3. LEGAL PROCEEDINGS

We and our subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Several cases have no stated alleged damages. Claim amounts are infrequently indicative of the actual amounts we will be liable for, if any. Further, we have a history of collecting amounts awarded in these types of matters from our brokers that are still affiliated, as well as from those that are no longer affiliated. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. We intend to vigorously defend our company in these actions, and the ultimate outcome of these matters cannot be determined at this time.

On October 26, 2015, NAM consented to an Order of the SEC in an administrative proceeding initiated under the Investment Advisers Act of 1940 (the “Advisors Act”). The Order concerns (1) a failure to disclose to advisory clients in writing or obtain client consent to over 21,000 securities trades executed in a principal capacity, (2) a failure to report in its SEC filings and timely disclose to clients the disciplinary histories of several of its associated persons, (3) a failure to properly enforce its Code of Ethics when its then chief executive officer and several directors and employees failed to submit required reports on their personal securities trading to NAM, (4) a failure to adopt and supplement compliance policies and procedures reasonably designed to prevent violations of certain provisions of the Adviser’s Act and the rules thereunder, and (5) a failure to conduct a required annual review of its compliance policies and procedures.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2016 and 2015, we accrued approximately $832,000 and $817,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statement of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. We have included in "Professional fees" litigation and FINRA related expenses of $2,472,000 and $2,057,000 for fiscal years 2016 and 2015, respectively.

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

The following table sets forth the high and low closing sales prices for our common stock for the periods noted below.

Fiscal Year Ended September 30, 2015	High	Low

First Quarter	$5.45	$4.15
Second Quarter	$5.20	$3.80
Third Quarter	$4.05	$3.11
Fourth Quarter	$3.85	$2.55

Fiscal Year Ended September 30, 2016	High	Low

First Quarter	$2.94	$2.28
Second Quarter	$2.85	$2.03
Third Quarter	$3.13	$1.91
Fourth Quarter	$3.45	$2.91

Fiscal Year Ended September 30, 2017	High	Low

First Quarter (through December 16, 2016)	$3.33	$2.87

The closing price of our common stock on December 16, 2016, as quoted on the NASDAQ, was $2.99 per share.

Stockholders

As of December 9, 2016, we had approximately 563 stockholders of record and we estimated our total number of beneficial stockholders at approximately 844.

Dividends

Delaware law authorizes our board of directors to declare and pay dividends with respect to our common stock either out of our surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless our capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. Our ability to pay dividends in the future also may be restricted by the obligations of our broker-deal subsidiaries to comply with the net capital requirements imposed on broker-dealers by the SEC and FINRA. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. No cash dividends have been declared or paid by us with respect to our common stock during the past two fiscal years. However, see the discussion regarding the issuance of the Dividend Warrants under "Business - Recent Developments - Dividend Warrants" under Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2016 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	1,221,500	$6.51	328,525

(1)
Consists of 1,041,500 awards issued under our 2013 Omnibus Incentive Plan and options to purchase 180,000 shares of our common stock granted to Mr. Worman pursuant to the employment agreement between Mr. Worman and our company.

Issuer Purchases of Equity Securities

In August 2015, the Board authorized the repurchase of up to $2 million of our common stock. Share repurchases, if any, could be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Board did not stipulate an expiration date for this repurchase, though we did agree to suspend this repurchase program in the Merger Agreement. Purchase decisions were at the discretion of management. Repurchases were made as set forth below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	$2,000,000
August 1, 2015 - August 31, 2015	14,400	$3.15	14,400	$1,954,760
September 1, 2015 - September 30, 2015	32,243	$3.03	46,643	$1,856,779
September 1, 2016 - September 30, 2016	33,933	$2.54	80,576	$1,770,701

Subsequent to September 30, 2016 and through the date of the issuance of this report, we had not acquired any additional shares.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to our estimated or anticipated future results or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in Item 1 above. Any forward-looking statements contained in or incorporated into this Annual Report on Form 10-K speak only as of the date of this Report. We undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through our Broker-Dealer Subsidiaries, National Securities and vFinance Investments. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients. Our wholly-owned subsidiary, NAM, is a federally-registered investment adviser that provides asset management advisory services to clients for a fee based upon a percentage of assets managed. We also provide tax preparation services through Gilman, which provides tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

Each of our Broker-Dealer Subsidiaries is subject to regulation by, among others, the SEC, FINRA and the MSRB, and are members of the SIPC and NFA. In addition, each of the Broker-Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico and the U.S. Virgin Islands. Gilman is also subject to regulation by, among others, the Internal Revenue Service.

As of September 30, 2016, we had approximately 1,150 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 34 Company offices located in New York, New Jersey, Florida, Texas, Washington and Illinois, we had approximately 127 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

Recent Developments

Closing of Tender Offer. On September 12, 2016, FBIO Acquisition, a wholly-owned subsidiary of Fortress, completed the Offer for all outstanding shares of our common stock at a price of $3.25 per share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”), pursuant to the terms of the Merger Agreement. The Offer expired at 12:00 midnight, New York City time, on Friday, September 9, 2016. Computershare Trust Company, N.A., the depositary for the Offer, advised Fortress and FBIO Acquisition that, as of the expiration time of the Offer, a total of 7,037,482 shares were validly tendered and not withdrawn (including shares delivered through notices of guaranteed delivery), representing approximately 56.6% of our issued and outstanding shares of common stock and approximately 51.4% of our issued and outstanding shares of common stock on a fully-diluted basis immediately following the completion of the Offer (in each case, without giving effect to the issuance or exercise of the Dividend Warrants). The aggregate consideration paid by FBIO Acquisition in the Offer was approximately $22,872,000, without giving effect to related transaction fees and expenses. Fortress funded the payment with cash on hand.

Board of Director Changes. Effective as of the closing of the Offer and pursuant to the terms of the Merger Agreement, the size of our board of directors was reduced from 11 directors to seven directors, and each of Messrs. Richard Abbe, James Ciocia, Salvatore Giardina, William Lerner, Frank S. Plimpton, Frederic B. Powers III, Joshua Silverman and Frederick Wasserman resigned as members of our board of directors.

At the time such resignations became effective, the elections of Messrs. Michael Eustace, Neil Herskowitz, Daniel Hume, Michael Weiss and Eli Salig as members of the board became effective. In addition, on September 21, 2016, Mr. Weiss was appointed as Chairman of the Board and Mr. Robert B. Fagenson was appointed as Vice Chairman of the Board. Mr. Mark Goldwasser also remained as a member of our board of directors; however, he subsequently submitted his resignation as a member of our board on September 21, 2016.

Officer Changes. On September 21, 2016, our board of directors appointed Glenn C. Worman as our Chief Financial Officer, effective on October 10, 2016. At the time of such appointment, Mr. Worman served as our Executive Vice President - Finance and Chief Operating Officer. Mr. Worman replaced Alan B. Levin as our Chief Financial Officer. Mr. Levin submitted his resignation on September 26, 2016, which resignation became effective on October 10, 2016.

Stockholders Rights Agreement. In connection with the execution and delivery of the Merger Agreement, we entered into the Stockholders Rights Agreement with FBIO Acquisition. The Stockholder Rights Agreement, which became effective September 12, 2016, provides FBIO Acquisition with certain director nomination rights with respect to our Board. Specifically, commencing with our next annual meeting of our stockholders, and continuing through September 12, 2019, for so long as FBIO Acquisition holds any shares of our common stock, FBIO Acquisition will have the right to designate for nomination by our Board (or the relevant committee thereof) all directors to be elected at any annual or special meeting of our stockholders. As a result of the rights granted to FBIO Acquisition under the Stockholder Rights Agreement, FBIO Acquisition will be able to control the composition of our Board, and thereby will be able to significantly influence our corporate actions.

The Stockholder Rights Agreement also provides that if FBIO Acquisition and its affiliates own at least 35% of all then outstanding shares of our common stock, FBIO Acquisition and its affiliates will be prohibited for a certain period of time from initiating or proposing certain actions with respect to our company, including: (i) until the earlier of September 12, 2019 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, certain going-private transactions; (ii) until the earlier of September 12, 2017 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, certain business combinations; and (iii) until the earlier of September 12, 2019 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, reverse stock-splits with respect to our common stock of a ratio greater than or equal to 100 to one.

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

Critical Accounting Policies and Estimates

Our most critical accounting policies relate to income recognition, income taxes, and goodwill. The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.

We believe our critical accounting policies are as follows:

Revenue Recognition - Commission revenue represents commissions generated by our financial advisors for their clients' purchases and sales of mutual funds, variable annuities, general securities and other financial products, a high percentage of which is paid to the advisors as commissions for initiating the transactions.

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. We recognize front-end sales commission revenue and related clearing and other expenses on transactions introduced to our clearing brokers on a trade date basis. We also recognize front-end sales commissions and related expenses on transactions initiated directly between the financial advisors and product sponsors upon receipt of notification from sponsors of the commission earned. Commission revenue also includes 12b-1 fees, and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned by us based on a percentage of the current market value of clients' investment holdings in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

Net dealer inventory gains, which are recorded on a trade-date basis, include realized and unrealized net gains and losses resulting from our principal trading activities.

We generally act as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which we do not make a market, and charge commissions based on the services we provide to our customers. In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. We may also act as agent and execute a customer’s purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. Mark-ups, mark-downs and commissions are generally priced competitively based on the services we provide to our customers. In each instance the commission charges, mark-ups or mark-downs are in compliance with guidelines established by FINRA.

Investment banking revenues consist of underwriting revenues, advisory revenues and private placement fees. Underwriting revenues arise from securities offerings in which we act as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Underwriting revenues are recorded at the time the underwriting is completed and the income is reasonably determined. Management estimates our share of the transaction-related expenses incurred by the syndicate, and we recognize revenues net of such expense. On final settlement, typically within 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee.

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

Income Taxes - We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured, using enacted tax rates expected to apply in the years in which the differences are expected to be recovered or settled. A valuation allowance related to deferred tax assets is also recorded when it is more likely than not that some or all of the deferred tax asset may not be realized.

Due to the change in ownership resulting from the completion of the Offer, our deferred tax asset relating to our net operating loss carry forwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code, thereby reducing the amount of net operating loss carry forwards available to us to offset future taxable income. Such reduction resulted in a charge to income taxes of $3,185,000 in 2016.

Goodwill - Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill represents the excess of the purchase price of Gilman over the fair value of its identifiable net assets acquired. We test goodwill for impairment at the reporting unit level. Fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities testing goodwill for impairment, the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such two-step impairment test. The annual quantitative impairment tests performed on September 30, 2016 and 2015 did not indicate any impairment of goodwill.

Results of Operations

Fiscal Year 2016 Compared with Fiscal Year 2015

Our fiscal year 2016 resulted in an increase in revenues, and an increase in total expenses, as compared with fiscal year 2015. Total expenses were significantly affected in 2016 due to the Fortress transaction. As a result, we reported net (loss) income before taxes of $(2,469,000) for fiscal year 2016 as compared to $478,000 for fiscal year 2015. We recorded income tax expense of $3,090,000 in 2016, as compared to $193,000 in 2015. Net income (loss) reported for fiscal years 2016 and 2015 amounted to $(5,559,000) and $285,000, respectively.

Revenues

	Fiscal Year		Increase ( Decrease)
	2016	2015	Amount	Percent
Commissions	$95,942,000	$96,222,000	$(280,000)	0%
Net dealer inventory gains	9,595,000	10,512,000	(917,000)	(9)%
Investment banking	35,271,000	21,004,000	14,267,000	68%
Investment advisory	14,080,000	14,967,000	(887,000)	(6)%
Interest and dividends	3,109,000	3,604,000	(495,000)	(14)%
Transfer fees and clearing services	7,152,000	7,993,000	(841,000)	(11)%
Tax preparation and accounting	8,294,000	8,248,000	46,000	1%
Other	633,000	496,000	137,000	28%
Total Revenues	174,076,000	163,046,000	$11,030,000	7%

Total revenues increased $11,030,000, or 7%, in fiscal year 2016 to $174,076,000 from $163,046,000 in fiscal year 2015. The increase in revenues is primarily due to revenues generated by investment banking under a strong deal pipeline which included diverse issuers and products.

•	Commissions decreased by $280,000, or 0%, to $95,942,000 from $96,222,000 during fiscal year 2016 when compared to fiscal 2015;

•
Net dealer inventory gains, which includes profits on proprietary trading, market making activities, and customer mark-ups and mark-downs decreased by $917,000, or 9%, to $9,595,000 from $10,512,000 during fiscal year 2016 when compared to fiscal 2015. This business continues to demonstrate continued revenue pressure resulting from industry volume contraction related to small cap markets, lack of volatility due to low interest rates, Fed rate hike uncertainty, and fixed income products falling out of favor due to higher equity market returns;

•
Investment banking increased by $14,267,000, or 68%, to $35,271,000 from $21,004,000, during fiscal year 2016 when compared to fiscal 2015. Increased product offerings and issuers produced a strong deal pipeline with solid offerings, which yielded strong investment opportunities for our clients;

•
Investment advisory, which primarily consists of fees charged to our clients in our asset-based money management group, decreased by $887,000, or 6%, to $14,080,000 from $14,967,000 during fiscal year 2016 when compared to fiscal 2015. While assets under management have increased on a consistent basis over the past year, average revenue earned on our asset portfolio has declined due to a reduction of fees on certain asset classes, and the elimination of unprofitable business;

•
Interest and dividends, which primarily consists of interest earned on customer margin account balances and dividend revenue, decreased by $495,000, or 14%, to $3,109,000 from $3,604,000 during fiscal year 2016 when compared to fiscal 2015. The decrease is primarily attributable to slightly lower customer margin and free cash accounts balances;

•
Transfer fees and clearing services, which primarily consists of fees charged to our registered representatives to execute on their behalf, decreased by $841,000, or 11%, to $7,152,000 from $7,993,000 during fiscal year 2016 when compared to fiscal 2015. The decrease is consistent with the fewer number of transactions made on behalf of our clients during the most recent year consistent with the decline in commission revenue;

•
Tax preparation and accounting, which primarily consists of fees charged to clients for the preparation of income tax returns and other general accounting services increased by $46,000, or 1%, to $8,294,000 from $8,248,000 during fiscal year 2016 when compared to fiscal 2015. The increase is primarily due to the acquisition of a tax preparation and accounting office in February 2015 resulting in the preparation of more returns for our clients during fiscal 2016;

•
Other revenue increased by $137,000, or 28%, to $633,000 from $496,000 during fiscal year 2016 when compared to fiscal 2015. This increase is primarily due to additional revenue in 2016 related to our fully paid lending program.

Operating expenses

	Fiscal Year		Increase ( Decrease)
	2016	2015	Amount	Percent
Commissions, compensation and fees	151,057,000	139,452,000	11,605,000	8%
Clearing fees	2,309,000	2,904,000	(595,000)	(20)%
Communications	3,157,000	3,792,000	(635,000)	(17)%
Occupancy	3,819,000	3,962,000	(143,000)	(4)%
Licenses and registration	1,625,000	1,364,000	261,000	19%
Professional fees	6,896,000	4,489,000	2,407,000	54%
Interest	51,000	13,000	38,000	292%
Depreciation and amortization	1,213,000	1,127,000	86,000	8%
Other administrative expenses	6,418,000	5,465,000	953,000	17%
Total Operating Expenses	176,545,000	162,568,000	13,977,000	9%

In comparison with the 7% increase in total revenues, total expenses increased 9%, or $13,977,000, to $176,545,000 for fiscal year 2016 compared to $162,568,000 in fiscal year 2015. The increase in total expenses is primarily due to our recent transaction with Fortress. Commissions, compensation and fees increased due to higher investment banking revenue but is also inclusive of severance charges.

•
Commission, compensation, and fees include those expenses based on commission revenue, net dealer inventory gains revenue and investment banking revenues, as well as compensation to our non-broker employees. These expenses increased by $11,605,000, or 8%, to $151,057,000 in fiscal year 2016 from $139,452,000 in fiscal year 2015. The net increase in investment banking revenue was primarily responsible for the overall increase in this expense category. Investment banking compensation moved in step with the increase in related revenues. In addition, we had severance charges of approximately $1,056,000 related to officer employment terminations;

•
Clearing fees decreased by $595,000, or 20%, to $2,309,000 in fiscal year 2016 from $2,904,000 in fiscal year 2015. The decrease is largely the result of the decline in total transactions executed during the 2016 fiscal year;

•
Communication expenses decreased by $635,000, or 17%, to $3,157,000 in fiscal year 2016 from $3,792,000 in fiscal year 2015. This decrease is attributable to management commitment to expense control through continued evaluation and renegotiation of numerous telecommunication contracts;

•
Occupancy expenses decreased by $143,000, or 4%, to $3,819,000 in fiscal year 2016 from $3,962,000 in fiscal year 2015. This decrease is primarily due to the continuous review and renegotiation of leases and wherever possible, the consolidation of offices and reduction of the square footage of office space rented;

•
Licenses and registration costs increased by $261,000, or 19%, to $1,625,000 in fiscal year 2016 from $1,364,000 in fiscal year 2015. This increase is primarily due to the implementation of new supervisory software;

•
Professional fees increased by $2,407,000, or 54% to $6,896,000 in fiscal year 2016 from $4,489,000 in fiscal year 2015. The increase in professional fees is primarily due to the transaction with Fortress;

•	Interest expense increased by $38,000, or 292%, to $51,000 in fiscal year 2016 from $13,000 in fiscal year 2015;

•
Depreciation and amortization expense increased by $86,000, or 7%, to $1,213,000 in fiscal year 2016 from $1,127,000 in fiscal year 2015. The increase is primarily due to the acquisition of computer equipment in 2016;

•
Other administrative expenses, which includes but is not limited to advertising, equipment leases, office supplies, dues and subscriptions and insurance, increased by $953,000, or 17%, to $6,418,000 in fiscal year 2016 from $5,465,000 in fiscal year 2015. This increase is primarily due to impairment expense on the valuation for the Gilman brand name of $894,000 in 2016.

Income tax expense

Due to the change in ownership resulting from the completion of the Offer discussed in Note 18 of our consolidated financial statements, our deferred tax asset relating to our net operating loss carry forwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code, thereby reducing the amount of net operating loss carry forwards available to us to offset future taxable income. Such reduction resulted in a write-off of deferred income taxes of $3,185,000 in 2016. The income tax provision related to pre-tax loss in 2016 varies from the federal statutory rate principally from such write-off and expenses related to the Offer which are not deductible for income tax purposes.

Net Income

We reported net (loss) in fiscal 2016 of $(5,559,000) or $(0.45) per common share on a fully diluted basis, as compared to net income of $285,000, or $0.02 per common share on a fully diluted basis in fiscal year 2015.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-based compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows from operating activities. For fiscal years 2016 and 2015, EBITDA, as adjusted, was $688,000 and $2,746,000, respectively. This decrease of $2,058,000 during fiscal year 2016 when compared to 2015 is largely due to expenses related to the Fortress transaction.

Expenses related to the Fortress transaction were approximately $4.3 million and consisted of legal and consulting fees of $3 million included in professional fees, officers expense of $1.1 million included in commissions, compensation and fees and other fees of $0.2 million included in other administrative expenses.

The following table presents a reconciliation of net income as reported in accordance with generally accepted accounting principles, or GAAP, to EBITDA, as adjusted.

	Fiscal Year Ended
	2016	2015

Net (loss) income, as reported	$(5,559,000)	$285,000
Interest expense	51,000	13,000
Income taxes	3,090,000	193,000
Depreciation and amortization	1,213,000	1,127,000
EBITDA	(1,205,000)	1,618,000
Non-cash compensation expense	211,000	590,000
Forgivable loan amortization	788,000	538,000
Impairment of intangible assets	894,000	—
EBITDA, as adjusted	$688,000	$2,746,000

EBITDA, as adjusted for non-cash compensation expense, forgivable loan amortization and impairment of intangible assets is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance September 30,		Average Balance during fiscal
	2016	2015	2016	2015
Cash	$21,694,000	$24,642,000	$22,227,000	$23,691,750
Receivables from broker-dealers and clearing organizations	3,357,000	3,078,000	3,315,250	3,568,750
Securities owned – at fair value	2,357,000	887,000	1,274,250	1,179,000

Accrued commissions and payroll payable, accounts payable and other accrued expenses	19,106,000	16,846,000	16,722,750	16,929,500

At both September 30, 2016 and 2015, 45% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

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

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. At September 30, 2016, National Securities had net capital of $6,224,995 which was $5,974,995 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2016, vFinance Investments had net capital of $2,202,544 which was $1,202,544 in excess of its required net capital of $1,000,000. vFinance Investments ratio of aggregate indebtedness to net capital was .8 to 1. vFinance Investments is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from the Broker-Dealer Subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to us. During 2016 and 2015, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

Our primary sources of liquidity include our cash flow from operations and the sale of our securities and other financing activities. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least 2017. However, we may need to raise funds to enhance our working capital and for strategic purposes.

At September 30, 2016, National Holdings Corporation had no interest-bearing debt.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have amounted to $932,000 and $254,000 during fiscal years 2016 and 2015, respectively.

	Year ended September 30,
	2016	2015
Cash flows from operating activities
Net (Loss) Income	$(5,559,000)	$285,000
Depreciation and amortization	1,213,000	1,127,000
Deferred tax expense	2,704,000	263,000
Amortization of forgivable loans	788,000	538,000
Stock-based compensation	211,000	590,000
Other	864,000	62,000

Changes in operating assets and liabilities
Receivables from clearing organizations, broker-dealers and others	(2,162,000)	1,959,000
Forgivable loans	(1,132,000)	(1,257,000)
Accounts payable and accrued expenses and other liabilities	2,012,000	(2,933,000)
Other	(1,381,000)	(58,000)
Net cash (used in) provided by operating activities	(2,442,000)	576,000

Cash flows from investing activities
Purchase of fixed assets	(420,000)	(254,000)
Net cash used in investing activities	(420,000)	(254,000)

Cash flows from financing activities
Repurchase of shares of common stock	(86,000)	(145,000)
Net cash used in by financing activities	(86,000)	(145,000)
Net (decrease) increase in cash	$(2,948,000)	$177,000

Year ended September 30, 2016

The increase in receivables from clearing organizations, broker-dealers and others at September 30, 2016 as compared to September 30, 2015 is primarily due to the higher revenues in September 2016 as compared to September 2015. These receivables are typically received within 30 days of the close of the month. The increase in forgivable loans in fiscal 2016 as compared 2015 is a result of an increase in loans associated with the engagement of new brokers. The increase in accounts payable, accrued expenses and other liabilities at September 30, 2016 as compared to September 30, 2015 is primarily due to higher commissions payable resulting from higher revenues at September 30, 2016 as compared to September 30, 2015. The increase in Other at September 30, 2016 as compared to September 30, 2015 is primarily due to higher positions of securities held at September 30, 2016 as compared to September 30, 2015.

Cash used in investing activities during fiscal year 2016 is attributable to cash used to acquire fixed assets, primarily consisting of computer equipment.

Cash used in financing activities during fiscal year 2016 consists of the repurchase of our common stock.

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

Cash used in financing activities during fiscal year 2015 consists of the repurchase of our common stock.

Operating cash flows from period to period

Our cash flows from operating activities declined to $(2,442,000) from $576,000 for fiscal years 2016 and 2015, respectively. Such decrease is primarily attributable to the following:

•	Costs incurred related to the Fortress transaction; and

•	Aforementioned changes in assets and liabilities during the respective periods.

Inflation

We believe that the effect of inflation on our assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

Off-Balance Sheet Arrangements

We do not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Guidance

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires the netting of unrecognized tax benefits against a deferred tax asset for the loss or other carryforward that would apply in settlement of the uncertain tax positions. The new guidance was effective for us beginning October 1, 2014. The adoption did not have any impact on our financial statements.

In April 2014, the FASB issued ASU 2014-8, which changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. ASU 2014-08, which is to be applied prospectively to all new disposals of components and new classifications as held for sale, became effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. We adopted ASU 2014-08 on October 1, 2015, which did not have any impact on our financial statements.

In May 2014, the FASB issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for us beginning October 1, 2018, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the potential impact of this standard on our financial statements.

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

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis", which is effective for fiscal years and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 amends the assessment whether a limited partnership is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. In fiscal year 2015, we early adopted ASU 2015-02 (see Note 2 of our consolidated financial statements, "Summary of Significant Accounting Policies" - Variable Interest Entities).

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for us beginning October 1, 2019 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We are currently assessing the impact that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us beginning October 1, 2017 for both interim and annual reporting periods. We are currently assessing the impact that the adoption of ASU 2016-09 will have on our financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted.  The ASU should be applied retrospectively to all periods presented. We do not anticipate that the adoption of ASU 2016-15 will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk arises from the fact that we engage in proprietary trading and make dealer markets in equity securities. Accordingly, we may be required to maintain certain amounts of inventories in order to facilitate customer order flow. We may incur losses as a result of price movements in these inventories due to changes in interest rates, foreign exchange rates, equity prices and other political factors. We are not subject to direct market risk due to changes in foreign exchange rates. However, we are subject to market risk as a result of changes in interest rates and equity prices, which are affected by global economic conditions. We manage our exposure to market risk by limiting our net long or short positions. Trading and inventory accounts are monitored daily by management and we have instituted position limits.

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

The following table shows the fair values of our securities owned and securities sold, but not yet purchased as of September 30, 2016 and 2015:

September 30, 2016	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$101,000	$298,000
Municipal bonds	2,111,000	—
Restricted stock	145,000	—
Total	$2,357,000	$298,000

September 30, 2015	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$44,000	$32,000
Municipal bonds	638,000	—
Restricted stock	205,000	—
Total	$887,000	$32,000

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a - 15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of September 30, 2016, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting were effective as of September 30, 2016.

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

Internal Controls over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by us during the fourth quarter of fiscal year 2016 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in the proxy statement related to our annual meeting of stockholders to be held on or about January 26, 2017 (the "Proxy Statement") and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are included in Part II, Item 8:

1.	Financial Statements

Report of Independent Registered Accounting Firm

Consolidated Financial Statements

Statements of Financial Condition, September 30, 2016 and September 30, 2015

Statements of Operations for the Years ended September 30, 2016 and September 30, 2015

Statement of Changes in Stockholders' Equity for the Years ended September 30, 2016 and September 30, 2015

Statements of Cash Flows for the Years ended September 30, 2016 and September 30, 2015

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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 29, 2016	By:	/s/Robert B. Fagenson
Robert B. Fagenson
Chief Executive Officer
(Principal Executive Officer)

Date: December 29, 2016		/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2016	/s/ Robert B. Fagenson
Robert B. Fagenson,
Vice Chairman of the Board and Chief Executive Officer

Date: December 29, 2016	/s/ Michael T. Eustace
Michael T. Eustace, Director

Date: December 29, 2016	/s/ Daniel Hume
Daniel Hume, Director

Date: December 29, 2016	/s/ Neil Herskowitz
Neil Herkowitz, Director

Date: December 29, 2016	/s/ Eli Salig
Eli Salig, Director

Date: December 29, 2016	/s/ Michael S. Weiss
Michael S. Weiss, Chairman of the Board

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

2.1(c)
Agreement and Plan of Merger, dated as of April 27, 2016, by and among the Company, Fortress Biotech, Inc. and FBIO Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 28, 2016; File No. 001-12629).

2.1(d)
Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Fortress Biotech, Inc. and FBIO Acquisition, Inc., dated August 12, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 12, 2016; File No. 001-12629).

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

3.2(a)	The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on February 13, 2002; File No. 001-12629).

3.2(b)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2014, File No. 001-12629)

3.2(c)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2016; file No. 001-12629).

4.1	Form of Warrant, dated July 12, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

4.2	Form of Warrant, dated September 29, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2010; File No. 001-12629).

10.1	Office lease, Seattle, Washington (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on December 21, 1999; File No. 001-12629).

10.2*	2006 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on January 26, 2006; File No. 001-12629).

10.3*	2008 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on January 24, 2008; File No. 001-12629).

10.4(a)*	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).
10.4(b)*	First Amendment to the 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).

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

10.8(e)*
Fourth Amendment to Co-Executive Chairman Compensation Plan, dated as of December 29, 2015, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015; File No. 001-12629).

10.8(f)*
Fifth Amendment to Co-Executive Chairman Compensation Plan, dated as of March 21, 2016, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2016; File No. 001-1262).

10.8(g)*
Sixth Amendment to Co-Executive Chairman Compensation Plan, dated as of June 29, 2016, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2016; File No. 001-1262).

10.8(h)*
Seventh Amendment to Co-Executive Chairman Compensation Plan, dated as of September 21, 2016, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2016; File No. 001-1262).

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

10.10(e)*
Amendment to Employment Agreement, dated as of October 1, 2015, between National Holdings Corporation and Mark Goldwasser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2015; File No. 001-12629)

10.10(f)*
Amendment to Employment Agreement, dated as of March 25, 2016, between National Holdings Corporation and Mark H. Goldwasser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2016; File No. 001-12629).

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

10.33
Stockholder Rights Agreement, dated as of April 27, 2016, by and between National Holdings Corporation and FBIO Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2016; File No. 001-12629).

10.34
Form of Support and Voting Agreement by and among certain officers and directors (and certain of their affiliates) of National Holdings Corporation, Fortress Biotech, Inc., and FBIO Acquisition, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016; File No. 001-12629).

10.35
Form of Voting Agreement by and among certain officers and directors (and certain of their affiliates) of National Holdings Corporation, Fortress Biotech, Inc., and FBIO Acquisition, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2016; File No. 001-12629).

10.36
Warrant Agreement, dated December 13, 2016, between and among National Holdings Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 filed on December 20, 2016; File No. 333-214791).

14	The Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K filed on December 29, 2003; File No. 001-12629)

21	Subsidiaries of Registrant.

23.1	Consent of EisnerAmper LLP.

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Indicates a management contract or compensatory plan or arrangement.

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

SEPTEMBER 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Holdings Corporation

We have audited the accompanying consolidated statements of financial condition of National Holdings Corporation and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and subsidiaries as of September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
December 29, 2016

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2016	2015
ASSETS
Cash	$21,694,000	$24,642,000
Restricted cash	354,000	218,000
Cash deposits with clearing organizations	1,030,000	1,005,000
Securities owned, at fair value	2,357,000	887,000
Receivables from broker dealers and clearing organizations	3,357,000	3,078,000
Forgivable loans receivable	1,712,000	1,368,000
Other receivables, net	5,430,000	3,709,000
Prepaid expenses	1,910,000	1,727,000
Fixed assets, net	1,164,000	712,000
Intangible assets, net	5,704,000	7,331,000
Goodwill	6,531,000	6,531,000
Deferred tax asset, net	8,958,000	11,662,000
Other assets, principally refundable deposits	345,000	512,000
Total Assets	$60,546,000	$63,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Securities sold, not yet purchased at fair value	$298,000	$32,000
Accrued commissions and payroll payable	11,940,000	10,244,000
Accounts payable and other accrued expenses	7,166,000	6,602,000
Deferred clearing and marketing credits	995,000	1,205,000
Warrants issuable	14,055,000	—
Other	319,000	37,000
Total Liabilities	34,773,000	18,120,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, 150,000,000 shares authorized; 12,437,916 issued and outstanding at September 30, 2016 and 12,467,515 shares issued and outstanding at September 30, 2015	248,000	249,000
Additional paid-in-capital	66,353,000	80,282,000
Accumulated deficit	(40,843,000)	(35,284,000)

Total National Holdings Corporation Stockholders’ Equity	25,758,000	45,247,000

Non-controlling interest	15,000	15,000
Total Stockholders’ Equity	25,773,000	45,262,000

Total Liabilities and Stockholders’ Equity	$60,546,000	$63,382,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2016	2015

Revenues
Commissions	$95,942,000	$96,222,000
Net dealer inventory gains	9,595,000	10,512,000
Investment banking	35,271,000	21,004,000
Investment advisory	14,080,000	14,967,000
Interest and dividends	3,109,000	3,604,000
Transfer fees and clearing services	7,152,000	7,993,000
Tax preparation and accounting	8,294,000	8,248,000
Other	633,000	496,000
Total Revenues	174,076,000	163,046,000

Operating Expenses
Commissions, compensation and fees	151,057,000	139,452,000
Clearing fees	2,309,000	2,904,000
Communications	3,157,000	3,792,000
Occupancy	3,819,000	3,962,000
Licenses and registration	1,625,000	1,364,000
Professional fees	6,896,000	4,489,000
Interest	51,000	13,000
Depreciation and amortization	1,213,000	1,127,000
Other administrative expenses	6,418,000	5,465,000
Total Operating Expenses	176,545,000	162,568,000
(Loss) Income before Income Tax Expense	(2,469,000)	478,000

Income tax expense	3,090,000	193,000
NET (LOSS) INCOME	$(5,559,000)	$285,000

Net (loss) income per share of common stock - Basic	$(0.45)	$0.02
Net (loss) income per share of common stock - Diluted	$(0.45)	$0.02

Weighted average number of shares outstanding - Basic	12,435,923	12,464,496
Weighted average number of shares outstanding - Diluted	12,435,923	12,502,254

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2016 and 2015

		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Stockholders' Equity
		Shares	$

BALANCE, September 30, 2014	*	12,458,488	$249,000	$79,837,000	$(35,569,000)	$15,000	$44,532,000

Stock – based compensation stock options		—	$—	$391,000	$—	$—	$391,000

Issuance of shares of common stock and related stock-based compensation for restricted stock units		55,670	$1,000	$198,000	$—	$—	$199,000

Stock repurchase		(46,643)	$(1,000)	$(144,000)	$—	$—	$(145,000)

Net income		—	$—	$—	$285,000	$—	$285,000

BALANCE, September 30, 2015	*	12,467,515	$249,000	$80,282,000	$(35,284,000)	$15,000	$45,262,000

Stock – based compensation stock options		—	$—	$202,000	$—	$—	$202,000

Issuance of shares of common stock and related stock-based compensation for restricted stock units		4,334	$—	$9,000	$—	$—	$9,000

Stock repurchase		(33,933)	$(1,000)	$(85,000)	$—	$—	$(86,000)

Warrants issuable as dividend to stockholders (Note 18)		—	—	(14,055,000)	—	—	(14,055,000)

Net loss		—	$—	$—	$(5,559,000)	$—	$(5,559,000)

BALANCE, September 30, 2016		12,437,916	$248,000	$66,353,000	$(40,843,000)	$15,000	$25,773,000

* Excludes 6,453 shares previously reported.

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,559,000)	$285,000

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	1,213,000	1,127,000
Amortization of forgivable loans	788,000	538,000
Stock-based compensation	211,000	590,000
Provision for doubtful accounts	162,000	237,000
Deferred tax expense	2,704,000	263,000
Amortization of deferred clearing credit	(210,000)	(200,000)
Increase in fair value of contingent consideration	18,000	12,000
Write off of employee receivable	—	13,000
Impairment of intangible assets	894,000	—

Changes in assets and liabilities
Restricted cash	(136,000)	(126,000)
Deposits with clearing organizations	(25,000)	—
Receivables from broker-dealers, clearing organizations and others	(2,162,000)	1,959,000
Forgivable loans	(1,132,000)	(1,257,000)
Securities owned, at fair value	(1,470,000)	174,000
Prepaid expenses	(183,000)	(795,000)
Other assets	167,000	278,000
Accounts payable, accrued expenses and other liabilities	2,012,000	(2,933,000)
Deferred clearing costs	—	434,000
Securities sold, but not yet purchased, at fair value	266,000	(23,000)
Net cash (used in) provided by operating activities	(2,442,000)	576,000

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(420,000)	(254,000)
Net cash used in investing activities	(420,000)	(254,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of shares of common stock	(86,000)	(145,000)
Net cash used in financing activities	(86,000)	(145,000)
NET (DECREASE) INCREASE IN CASH	(2,948,000)	177,000
CASH BALANCE
Beginning of the year	24,642,000	24,465,000
End of the year	$21,694,000	$24,642,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$51,000	$13,000
Income taxes, net of refunds	$104,000	$1,238,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid including capital leases of $287,000)	$512,000	$—
Dividend payable in warrants	$14,055,000	$—
Acquisition of other business
Identifiable intangible assets acquired	$—	$569,000
Contingent consideration payable	$—	$569,000
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, operates through its wholly owned subsidiaries which principally provide financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage and investment advisory services to individual, corporate and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. Broker-dealer subsidiaries consist of National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, New York, Boca Raton, Florida, and Seattle, Washington. Broker-dealer subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC") and the Commodities and Futures Trading Commission, and are members of the Financial Industry Regulatory Authority ("FINRA"), the Securities Investor Protection Corporation and the National Futures Association.

The Company’s wholly-owned subsidiary, National Asset Management, Inc. ("NAM"), is a federally-registered investment adviser providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed.

The Company’s wholly-owned subsidiaries, National Insurance Corporation ("National Insurance") and Prime Financial Services ("Prime Financial"), provide fixed insurance products to their clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

The Company’s wholly-owned subsidiary, Gilman Ciocia, Inc. ("Gilman"), provides tax preparation and accounting services to individuals and small to midsize companies.

The Company’s wholly-owned subsidiary, GC Capital Corporation ("GC"), provides licensed mortgage brokerage services in New York and Florida.

On September 9, 2016, a subsidiary of Fortress Biotech, Inc. (“Fortress”), acquired a controlling interest in the Company. See Note 18.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

In February 2015, the board of directors declared a 1 for 10 reverse stock split of the Company’s common stock. All share and per share information presented gives effect to the reverse stock split.

Principals of Consolidation

The consolidated financial statements include the accounts of National and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The non-controlling interest represents a 24.9% ownership in an inactive subsidiary.

Variable Interest Entities

The Company has entered into agreements to provide investment banking and advisory services to numerous entities that are variable interest entities ("VIEs") under the accounting guidance. As the fee arrangements under such agreements are arm's-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company is not required to consolidate such VIEs. Fees attributable to such arrangements were $17 million in 2016 and $1.3 million in 2015.

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

See Note 8 for fair value and classification of securities.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets (See Note 9).

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

	Years Ended September 30,
	2016	2015

Basic weighted-average shares	12,435,923	12,464,496
Effect of dilutive securities:
Options	—	15,109
Unvested restricted stock units	—	22,649
Diluted weighted-average shares	12,435,923	12,502,254

Potential common share equivalents of 1,245,000 in 2016 and 1,328,000 in 2015 related to stock options and outstanding warrants were not included in the above computation because the effect is anti-dilutive.

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

Deferred Clearing and Marketing Credits

Deferred clearing credit represents a clearing fee rebate from National Financial Services (“NFS”), one of the Company’s clearing brokers, which is being recognized pro rata as a reduction of clearing charges over the term of the clearing agreement which expires in 2022. The clearing rebate recognized in fiscal years 2016 and 2015 amounted to $143,000 and $184,000 respectively. At September 30, 2016 and 2015, the deferred credit amounted to $679,000 and $821,000, respectively.

Deferred marketing credit represents a marketing rebate from NFS, which is being recognized pro rata as a reduction of marketing expenses over the term of the clearing agreement which expires in 2022. The marketing rebate recognized in fiscal years 2016 and 2015 amounted to $67,000 and $16,000 respectively. At September 30, 2016 and 2015, the deferred credit amounted to $316,000 and $384,000, respectively.

Reimbursement of Expenses

The Company incurs certain costs on behalf of its financial advisors including those for insurance, professional registration, technology and information services and legal services, amongst others, which are charged back to the advisors. It is the Company’s policy to record the reimbursement as a reduction of the respective operating expense. Total reimbursements for fiscal 2016 and 2015 amounted to approximately $11,884,000 and $11,637,000, respectively.

Intangible Assets

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

Brand names are deemed to have an indefinite life, are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Brand names are tested for impairment by comparing their fair value to their carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized for the excess (see Note 5).

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is tested for impairment at the reporting unit level. Fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities testing goodwill for impairment, the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such two-step impairment test. The annual quantitative impairment tests performed on September 30, 2016 and 2015 did not indicate any impairment of goodwill. There was no change in the carrying value of goodwill during the years ended September 30, 2016 and 2015.

Reclassifications

Certain items in the statement of operations for 2015 have been reclassified to conform to their presentation in 2016. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

In April 2014, the FASB issued ASU 2014-8, which changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. ASU 2014-08, which is to be applied prospectively to all new disposals of components and new classifications as held for sale, became effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. The Company adopted ASU 2014-08 on October 1, 2015, which did not have any impact on its financial statements.

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

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis", which is effective for fiscal years and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 amends the assessment whether a limited partnership is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. In fiscal year 2015, the Company early adopted ASU 2015-02 (see Note 2, "Summary of Significant Accounting Policies" - Variable Interest Entities).

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning October 1, 2017 for both interim and annual reporting periods. The Company is currently assessing the impact that the adoption of ASU 2016-09 will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted.  The ASU should be applied retrospectively to all periods presented. The Company does not anticipate that the adoption of ASU 2016-15 will have a material impact on its financial statements.

NOTE 4. BUSINESS COMBINATION

In February 2015, Gilman acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of contingent consideration payable in cash having a fair value of $569,000, for which a liability (included in Accounts payable and other liabilities) was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the acquisition agreement, during the 48-month period following the closing up to a maximum of $640,000. The liability was valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liability will be revalued at each Balance Sheet date with changes therein recorded in earnings. During 2016 and 2015, the estimated fair value of the liability was increased by $18,000 and $12,000, respectively, which was included in other administrative expenses, and reduced by payments of $128,000 and $47,000, respectively, resulting in balances of $424,000 and $534,000 at September 30, 2016 and 2015, respectively, which are included in accounts payable and other accrued expenses. The fair value of the acquired assets was allocated to customer relationships, which is being amortized over seven years. Results of operations of the acquired business are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, pro forma results are not presented.

NOTE 5. INTANGIBLES

Intangibles consisted of the following at September 30, 2016 and 2015:

	September 30, 2016
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$2,025,000	$4,944,000	7-10
Non-compete	296,000	296,000	—	2
Gilman brand name	760,000	—	760,000	Indefinite
	$8,025,000	$2,321,000	$5,704,000

	September 30, 2015
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$1,292,000	$5,677,000	7-10
Non-compete	296,000	296,000	—	2
Gilman brand name	1,654,000	—	1,654,000	Indefinite
	$8,919,000	$1,588,000	$7,331,000

Amortization expense for the years ended September 30, 2016 and 2015 was $733,000 and $833,000, respectively.

Further, based on the impairment test performed at September 30, 2016, the Company recorded an impairment charge of $894,000 in 2016, which is included in other administrative expenses, principally due to a reduction in anticipated brand name revenue. The Company utilized the relief-from-royalty method in determining the fair value of the brand name.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ended September 30,
2017	$721,000
2018	721,000
2019	721,000
2020	721,000
2021	721,000
Thereafter	1,339,000
Total	$4,944,000

NOTE 6. BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At September 30, 2016 and 2015, the receivables of $3,357,000 and $3,078,000, respectively, from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with the Company's retail brokerage business as well as asset based fee revenue associated with the Company's asset management advisory business. Other receivables at September 30, 2016 and 2015 of $5,430,000 and 3,709,000, respectively, principally represent trailing commissions, tax and accounting fees and investment banking fees and are net of an allowance for uncollectable accounts of $735,000 and $573,000, respectively.

NOTE 7. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2021. Forgiveness of loans amounted to $788,000 and $538,000 for the years ended September 30, 2016 and 2015 respectively, and the related compensation was included in commissions, compensation and fees in the statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of the note. The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of September 30, 2016 and 2015, no allowance for doubtful accounts was required.

Forgivable loan activity for the fiscal years ended September 30, 2016 and 2015 is as follows:

Balance, September 30, 2014	$662,000
Advances	1,257,000
Amortization	(538,000)
Write-off	(13,000)
Balance, September 30, 2015	1,368,000
Advances	1,132,000
Amortization	(788,000)
Balance, September 30, 2016	$1,712,000

There were no forgivable loans outstanding at September 30, 2016 and 2015 attributable to registered representatives who ended their affiliation with the Company’s subsidiaries prior to the fulfillment of their obligation.

NOTE 8. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT FAIR VALUE

Classification of securities are as follows:

As of September 30, 2016
Securities owned at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$101,000	—	—	$101,000
Municipal bonds	2,111,000	—	—	2,111,000
Restricted stock	—	$145,000	—	145,000
	$2,212,000	$145,000	$—	$2,357,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$298,000	$—	$—	$298,000

As of September 30, 2015
Securities owned at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$44,000	—	—	$44,000
Municipal bonds	638,000	—	—	638,000
Restricted stock	—	$205,000	—	205,000
	$682,000	$205,000	$—	$887,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$32,000	$—	$—	$32,000

Certain positions in common stock were received as compensation for investment banking services. Restricted common stock may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period.

NOTE 9. FIXED ASSETS

Fixed assets as of September 30, 2016 and 2015, respectively, consist of the following:

	September 30,		Estimated Useful
	2016	2015	Lives (in years)
Equipment	$1,036,000	$539,000	5
Furniture and fixtures	163,000	162,000	5
Leasehold improvements	653,000	598,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	739,000	452,000	5
	2,591,000	1,751,000
Less accumulated depreciation and amortization	(1,427,000)	(1,039,000)
Fixed assets - net	$1,164,000	$712,000

Depreciation expense for the years ended September 30, 2016 and 2015 was $480,000 and $294,000 respectively. In the year ended September 30, 2016, fixed assets with a cost of $92,000 which were fully depreciated and no longer in service were written off.

NOTE 10. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses as of September 30, 2016 and 2015, respectively, consist of the following:

	September 30,
	2016	2015
Legal	1,346,000	807,000
Audit	198,000	552,000
Telecommunications	209,000	201,000
Data Services	425,000	384,000
Regulatory	444,000	640,000
Settlements	832,000	817,000
Deferred rent	65,000	33,000
Contingent consideration payable	424,000	534,000
Other	3,223,000	2,634,000
Total	$7,166,000	$6,602,000

NOTE 11. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes consist of the following:

2016	Federal	State	Total
Current income tax expense	$54,000	$332,000	$386,000
Deferred income tax expense (benefit)	3,012,000	(308,000)	2,704,000
Total income tax expense	$3,066,000	$24,000	$3,090,000

2015	Federal	State	Total
Current income tax expense (benefit)	$(93,000)	$23,000	$(70,000)
Deferred income tax expense	$233,000	$30,000	$263,000
Total income tax expense	$140,000	$53,000	$193,000

The income tax provision related to pre-tax (loss) income vary from the federal statutory rate as follows:

		Years Ended September 30,
		2016	2015
Statutory federal rate		(34.0)%	34.0%
State income taxes, net of federal income tax benefit		(8.2)%	7.3%
Permanent differences for tax purposes	(a)	35.4%	9.4%
Write-off of deferred tax asset attributable to change in ownership (see below)		128.9%	—%
Other		3.1%	(10.4)%
		125.2%	40.3%

(a) Includes $2,285,000 (31.5%) attributable to non-deductible expenses related to the transaction with Fortress (see Note 18).

Significant components of the Company’s net deferred tax assets in the accompanying financial statements are as follows:

	September 30,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$6,951,000	$11,210,000
Federal AMT credit carryforward	272,000	211,000
Contingent consideration	168,000	205,000
Fixed assets	256,000	169,000
Stock based compensation	640,000	541,000
Other temporary differences	1,171,000	371,000
Intangibles	(500,000)	(1,045,000)
Total deferred tax assets	$8,958,000	$11,662,000

At September 30, 2016, the Company had available federal net operating loss carryforwards of approximately $20 million, which includes approximately $6 million resulting from the Gilman acquisition, and state net operating loss carryforwards of approximately $2.5 million, principally from the Gilman acquisition in October 2013 that may be applied against future taxable income and expire at various dates between 2020 and 2033.

Due to the change in ownership resulting from the completion of the Offer discussed in Note 18, the Company's deferred tax asset relating to the Company's net operating loss carry forwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code, thereby reducing the amount of net operating loss carry forwards available to the Company to offset future taxable income. Such reduction resulted in a write-off of deferred income taxes of $3,185,000 in 2016.

Authoritative guidance for uncertainty in income tax requires the Company to determine whether a tax position is more-likely-than-not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement, which could result in the Company recording a tax liability or reducing a deferred tax asset related to net operating loss carryforwards. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined that the guidance for uncertainty in income taxes has no impact on its consolidated financial statements as of September 30, 2016. The Company will recognize tax-related interest and penalties, if applicable, related to liabilities for uncertain tax positions as a component of income tax expense.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2016, the Company leases office space in various states expiring at various dates through October 2026, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Lease Payments	Less, Sublease Income	Net
2017	$2,774,000	$84,000	$2,690,000
2018	2,196,000	—	2,196,000
2019	1,524,000	—	1,524,000
2020	1,390,000	—	1,390,000
2021	1,092,000	—	1,092,000
Thereafter	2,232,000	—	2,232,000
Total	$11,208,000	$84,000	$11,124,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. As of September 30, 2016 and September 30, 2015, the Company has recognized deferred rent payable of $65,000 and $33,000, respectively. Rental expense under all operating leases for the years ended September 30, 2016 and September 30, 2015 was $3,794,000 and $3,947,000, respectively. Sublease income under all operating subleases for the years ended September 30, 2016 and 2015 was approximately $142,000 and $139,000, respectively.

As of September 30, 2016 and 2015, the Company and its subsidiaries had outstanding three and two letters of credit, respectively, which have been issued in the maximum amount of $354,000 and $218,000, respectively, as security for property leases, and are collateralized by the restricted cash as reflected in the statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2016 and 2015, the Company accrued approximately $832,000 and $817,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. The Company has included in "Professional fees" litigation and FINRA related expenses of $2,472,000 and $2,057,000 for fiscal years 2016 and 2015, respectively.

NOTE 13. STOCKHOLDERS’ EQUITY

Shares Authorized

The Company’s authorized number of shares of common stock is 150,000,000, and its authorized number of shares of preferred stock is 10,000,000 of which the Company has designated 50,000 shares of Series A Preferred Stock, 34,500 shares of Series C Preferred Stock, 100,000 shares of Series D Preferred Stock, and 200,000 shares of Series E Preferred Stock, none of which are outstanding at September 30, 2016 and 2015.

Share Repurchase

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management. During the years ended September 30, 2016 and 2015, the Company repurchased and retired 33,933 and 46,643 common shares at a cost of approximately $86,000 and $145,000, respectively.

Restricted Stock Units

On September 19, 2013, the Company granted 186,545 restricted stock units (“RSU”) of which 115,775 RSU's were to employees and 70,770 RSU’s were to independent advisors, as per its 2013 Omnibus Incentive Plan. One RSU gives the right to one share of the Company’s common stock. The vesting rate is 1/3 upon grant date and 1/3 each of the next two years thereafter provided the grantee has been continuously employed by the Company.

There were no grants of restricted stock units in 2016.

During the years ended September 30, 2016 and 2015, the Company recorded stock based compensation expense of $9,000 and $199,000, respectively, related to RSU’s. At September 30, 2016, all compensation expense associated with the grant of restricted stock units has been recognized.

A summary of the Company's non-vested restricted stock units for the years ended September 30, 2016 and 2015 are as follows:

		Shares	Weighted Average Grant Due Fair Value *
Non-vested restricted stock units at October 1, 2014	**	62,124	$253,000

Vested		(55,670)	199,000
Forfeited		(2,120)	5,000
Non-Vested restricted stock units at September 30, 2015	**	4,334	9,000

Vested		(4,334)	9,000
Non-vested restricted stock units at September 30, 2016		—	$—

*For independent advisors, the weighted average grant date fair value is calculated as the weighted average vesting date fair value, or if not vested the value at the balance sheet date.

** Includes 4,334 restricted stock units previously not reported.

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

The following option activity occurred under our plan during the years ended September 30, 2016 and 2015:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2014	1,224,000	$6.40	$1.70	4.69	$104,000
Granted	180,000	5.50	2.14	7.73
Forfeited or expired	(34,000)	5.00	2.30
Outstanding at September 30, 2015	1,370,000	6.34	1.80	4.12
Forfeited or expired	(148,500)	4.93	6.48
Outstanding at September 30, 2016	1,221,500	6.51	1.22	3.31
Vested and exercisable at September 30, 2016	1,221,500	$6.51	$1.22	3.31	$—

During fiscal 2016 and 2015 the Company recognized compensation expense of $202,000 and $391,000, respectively, related to stock options. As of September 30, 2016, all compensation expense associated with the grants of stock options has been recognized.

There were no grants of stock options in 2016. The grant date fair value of options granted during the year ended September 30, 2015 was $385,000. The fair value of each option award granted in 2015 was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

2015
Dividend yield	0.00%
Expected volatility	87.16%
Risk-free interest rate	1.29%
Expected life (in years)	4.50

Warrants

The following tables summarize information about warrant activity during 2016 and 2015 (not including the warrants discussed in Note 18):

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2014	89,676	$5.00	1.73
Forfeited or expired	(45,089)	$5.00
Outstanding at September 30, 2015	44,587	$5.00	1.26
Forfeited or expired	(21,558)	$5.00
Outstanding and exercisable at September 30, 2016	23,029	$5.00	0.75

NOTE 14. NET CAPITAL REQUIREMENTS OF BROKER-DEALER SUBSIDIARIES

National Securities is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. In February 2015, pursuant to a directive from FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2016, National Securities had net capital of $6,224,995 which was $5,974,995 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule 15c3-1, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2016, vFinance Investments had net capital of $2,202,544 which was $1,202,544 in excess of its required net capital of $1,000,000. vFinance Investments ratio of aggregate indebtedness to net capital was .8 to 1. vFinance Investments is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from the Company's Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

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

NOTE 16. EMPLOYEE BENEFITS

In September 2011, the Company created a new defined contribution 401(k) plan (the “Plan”) merging the two plans originally formed prior to the merger of National and vFinance effective October 1, 2011. Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company’s contributions are made at the discretion of the Board of Directors. For the fiscal years ended September 30, 2016 and 2015, the Company made no contributions to the Plan.

NOTE 17. SEGMENT INFORMATION

The Company has two reportable segments. The brokerage and advisory services segment includes broker-dealer and investment advisory services, sale of insurance products and licensed mortgage brokerage services provided by the Broker-Dealer Subsidiaries, NAM, National Insurance, Prime Financial, and GC. The tax and accounting services segment includes tax preparation and accounting services provided by Gilman.

Corporate pre-tax loss consists of certain expenses that have not been allocated to reportable segments.

Certain items in the pre-tax income for 2015 have been reclassified between segments to conform to their presentation in 2016.

Segment information for the years ended September 30, 2016 and 2015 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
2016
Revenues	$165,682,000	$8,394,000	$—		$174,076,000
Pre-tax income (loss)	4,227,000	(521,000)	(6,175,000)	(a)	(2,469,000)

Identifiable assets	39,467,000	4,304,000	16,775,000	(b)	60,546,000
Depreciation and amortization	760,000	181,000	272,000		1,213,000
Interest	51,000	—	—		51,000
Capital expenditures	127,000	96,000	709,000		932,000

2015
Revenues	$154,797,000	$8,249,000	$—		$163,046,000
Pre-tax income (loss)	4,473,000	(422,000)	(3,573,000)	(a)	478,000

Identifiable assets	41,466,000	4,077,000	17,839,000	(b)	63,382,000
Depreciation and amortization	744,000	113,000	270,000		1,127,000
Interest	13,000	—	—		13,000
Capital expenditures	152,000	40,000	62,000		254,000

(a)Consists of executive salaries and other expenses not allocated to reportable segments by management.
(b)Consists principally of deferred tax assets.

NOTE 18. ACQUISITION OF CONTROLLING INTEREST IN THE COMPANY

On September 12, 2016, FBIO Acquisition, Inc. (“FBIO Acquisition”), a wholly-owned subsidiary of Fortress, completed a tender offer (the “Offer”) for all outstanding shares of the Company at a price of $3.25 per share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”), pursuant to the terms of an Agreement and Plan of Merger dated as of April 27, 2016 (as amended, the “Merger Agreement”) among the Company, Fortress and FBIO Acquisition. The Offer expired on September 9, 2016, and a total of 7,037,482 shares were validly tendered and not withdrawn (including shares delivered through notices of guaranteed delivery), representing approximately 56.6% of the Company's issued and outstanding shares of common stock immediately following the completion of the Offer (in each case, without giving effect to the issuance or exercise of the Dividend Warrants). On September 12, 2016, FBIO Acquisition accepted for payment all shares that were validly tendered and not withdrawn prior to the expiration time of the Offer (such time of acceptance, the "Acceptance Time") and delivered payment for such shares.

In fiscal 2016, expenses related to the Fortress transaction were approximately $4.3 million and consisted of legal and consulting fees of $3 million included in professional fees, officers expense of $1.1 million included in commissions, compensation and fees and other fees of $0.2 million included in other administrative expenses.

Dividend Warrants

In accordance with the Merger Agreement, since less than 80% of the Company's issued and outstanding shares of common stock were tendered, the Company remains a publicly-traded company and stockholders post-tender offer will receive from the Company a five year warrant per held share to purchase an additional share of the Company's common stock at $3.25 as a dividend to all holders of the Company's common stock.

As the Company does not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement (which did not exist at September 30, 2016) may be considered outside of the Company’s control, net cash settlement of the warrants is assumed. Accordingly, as the Company was obligated to issue the warrants, the fair value of the 12,437,916 warrants issuable are being classified as a liability in the consolidated statement of financial condition at September 30, 2016, with a corresponding charge to Additional paid-in-capital. Such valuation (using level 2 inputs) was determined by use of the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0.00%
Expected volatility	38.20%
Risk-free interest rate	1.14%
Life (in years)	5

In the Merger Agreement, the Company agreed to set a record date within ninety (90) days following the Acceptance Time with respect to the distribution to its stockholders of warrants to purchase one share of its common stock for every share of its common stock owned at an exercise price of $3.25 per share (the “Dividend Warrants”). The Company announced on October 26, 2016, that it had established December 9, 2016 as the record date with respect to the Dividend Warrants.

As a result of “due bill” trading procedures, those persons who held shares of our common stock as of the record date, or who acquire shares of the Company's common stock in the market following the record date, and in each case who continue to hold such shares at the close of trading the date before the ex-dividend date to be established by The Nasdaq Stock Market with respect to the Dividend Warrants, will be entitled to receive a Dividend Warrant with respect to each share of the Company's common stock owned by such person as of the ex-dividend date.

Conversely, those persons who held shares of the Company's common stock as of the record date, or who acquire shares of the Company's common stock in the market following the record date, but in each case who do not hold such shares of the Company's common stock at the close of trading on the date before the ex-dividend date, will not be entitled to receive any Dividend Warrants with respect to such shares.

Therefore, a shareholder selling their shares of our common stock prior to the ex-dividend date would not receive any Dividend Warrants with respect to the shares that are sold by such person even if such person held the shares on the record date, since the shares of the Company's common stock sold would be accompanied by a “due-bill” entitling the buyer of those shares to receive the Dividend Warrants with respect to such shares.

The actual right to receive the Dividend Warrants with respect to any shares of our common stock requires still holding such shares until the ex-dividend date.

The Company has applied to list the Dividend Warrants on the Nasdaq Capital Market under the symbol “NHLDW”; however, there can be no assurance that such application will be approved. The Company anticipates that the ex-dividend date will occur, and that the Dividend Warrants will be distributed, on or prior to February 7, 2017.

NOTE 19. RELATED PARTY TRANSACTIONS

In fiscal year 2016, Investment Banking revenues include approximately $1,200,000 of placement agent fees related to a private placement of shares and warrants for a subsidiary of Fortress, which closed on September 30, 2016.