Form 10-Q
period 2016-12-31
NATIONAL HOLDINGS CORP
filed 2017-02-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2016	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐NO ☒

As of February 10, 2017 there were 12,437,916 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016 (Unaudited)	September 30, 2016
ASSETS
Cash	$22,176,000	$21,694,000
Restricted cash	354,000	354,000
Cash deposits with clearing organizations	1,030,000	1,030,000
Securities owned, at fair value	1,206,000	2,357,000
Receivables from broker-dealers and clearing organizations	2,858,000	3,357,000
Forgivable loans receivable	1,528,000	1,712,000
Other receivables, net	3,868,000	5,430,000
Prepaid expenses	1,854,000	1,910,000
Fixed assets, net	1,230,000	1,164,000
Intangible assets, net	5,718,000	5,704,000
Goodwill	6,531,000	6,531,000
Deferred tax asset, net	8,690,000	8,958,000
Other assets, principally refundable deposits	344,000	345,000
Total Assets	$57,387,000	$60,546,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, but not yet purchased, at fair value	$1,000	$298,000
Accrued commissions and payroll payable	10,191,000	11,940,000
Accounts payable and accrued expenses	5,213,000	7,166,000
Deferred clearing and marketing credits	943,000	995,000
Warrants issuable	9,963,000	14,055,000
Other	244,000	319,000
Total Liabilities	26,555,000	34,773,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, 150,000,000 shares authorized; 12,437,916 issued and outstanding at December 31, 2016 and September 30, 2016	248,000	248,000
Additional paid-in-capital	66,353,000	66,353,000
Accumulated deficit	(35,784,000)	(40,843,000)

Total National Holdings Corporation Stockholders’ Equity	30,817,000	25,758,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	30,832,000	25,773,000

Total Liabilities and Stockholders’ Equity	$57,387,000	$60,546,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended December 31,
	2016	2015
Revenues
Commissions	$24,506,000	$22,995,000
Net dealer inventory gains	2,511,000	2,544,000
Investment banking	9,726,000	6,117,000
Investment advisory	3,385,000	3,660,000
Interest and dividends	716,000	918,000
Transaction fees and clearing services	2,498,000	2,372,000
Tax preparation and accounting	856,000	900,000
Other	371,000	116,000
Total Revenues	44,569,000	39,622,000

Operating Expenses
Commissions, compensation and fees	37,258,000	34,710,000
Clearing fees	738,000	763,000
Communications	722,000	829,000
Occupancy	1,008,000	935,000
License and registration	405,000	355,000
Professional fees	1,263,000	1,086,000
Interest	4,000	1,000
Depreciation and amortization	295,000	300,000
Other administrative expenses	1,230,000	1,287,000
Total Operating Expenses	42,923,000	40,266,000
Income (Loss) before Other Income and Income Taxes	1,646,000	(644,000)

Other Income
Change in fair value of warrants issuable	4,092,000	—
Total Other Income	4,092,000	—
Income (Loss) before Income Taxes	5,738,000	(644,000)

Income tax expense (benefit)	679,000	(191,000)
Net Income (Loss)	$5,059,000	$(453,000)

Net income (loss) per share - Basic	$0.41	$(0.04)
Net income (loss) per share - Diluted	$0.41	$(0.04)

Weighted average number of shares outstanding - Basic	12,437,916	12,446,064
Weighted average number of shares outstanding - Diluted	12,438,474	12,446,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2016

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholder's Equity
	Shares	$
Balance, September 30, 2016	12,437,916	$248,000	$66,353,000	$(40,843,000)	$15,000	$25,773,000

Net income				5,059,000		5,059,000

Balance, December 31, 2016	12,437,916	$248,000	$66,353,000	$(35,784,000)	$15,000	$30,832,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Month Period Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,059,000	$(453,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Change in fair value of warrants issuable	(4,092,000)	—
Depreciation and amortization	295,000	300,000
Amortization of forgivable loans to registered representatives	201,000	141,000
Stock-based compensation	—	37,000
Recovery for doubtful accounts	(115,000)	(31,000)
Amortization of deferred clearing credit	(52,000)	(53,000)
Increase in fair value of contingent consideration payable	7,000	4,000
Deferred tax (benefit) expense	268,000	(211,000)
Changes in assets and liabilities
Restricted cash	—	—
Cash deposits with clearing organizations	—	—
Securities owned, at fair value	1,151,000	179,000
Receivables from broker-dealers and clearing organizations	499,000	336,000
Forgivable loans receivable	(17,000)	(136,000)
Other receivables, net	1,677,000	(791,000)
Prepaid expenses	56,000	(452,000)
Other assets, principally refundable deposits	1,000	11,000
Accounts payable, accrued expenses and other liabilities	(3,999,000)	(999,000)
Securities sold, but not yet purchased, at fair value	(297,000)	(27,000)
Net cash provided by (used in) operating activities	642,000	(2,145,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(19,000)	—
Purchase of fixed assets	(141,000)	(151,000)
Net cash used in investing activities	(160,000)	(151,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares of common stock	—	(86,000)
Net cash used in financing activities	—	(86,000)

NET INCREASE (DECREASE) IN CASH	482,000	(2,382,000)

CASH BALANCE
Beginning of the period	21,694,000	24,642,000
End of the period	$22,176,000	$22,260,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,000	$1,000
Income taxes	$81,000	$17,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$23,000	$—
Business acquired:
Identifiable intangible asset acquired	$211,000	$—
Contingent consideration payable	(192,000)	—
Cash paid	$19,000	$—
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of December 31, 2016 and for the three months ended December 31, 2016 and 2015 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for additional disclosures and accounting policies.

Certain items in the consolidated statement of operations for the fiscal 2016 period have been reclassified to conform to the presentation in the fiscal 2017 period. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

On September 9, 2016, a subsidiary of Fortress Biotech, Inc. (“Fortress”), acquired a controlling interest in the Company. See Note 19.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At December 31, 2016 and September 30, 2016, the receivables of $2,858,000 and $3,357,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s Investment advisory business.

Other receivables, net, at December 31, 2016 and September 30, 2016 of $3,868,000 and $5,430,000, respectively, principally represent trailing fees and fees for tax and accounting services and are net of allowance for doubtful accounts of $620,000 and $735,000, respectively.

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest rates ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2021. Forgiveness of loans amounted to $201,000 and $141,000 for the three months ended December 31, 2016 and 2015, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of December 31, 2016 and September 30, 2016, no allowance for doubtful accounts was required.

Forgivable loan activity for the three months ended December 31, 2016 is as follows:

Balance, October 1, 2016	$1,712,000
Additions	17,000
Amortization	(201,000)
Balance, December 31, 2016	$1,528,000

There were no unamortized loans outstanding at December 31, 2016 and September 30, 2016 attributable to registered representatives who ended their affiliation with the Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

NOTE 5. SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED AT FAIR VALUE

Classification of securities are as follows:

Fair Value Measurements

As of December 31, 2016
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$172,000	—	—	$172,000
Municipal bonds	930,000	—	—	930,000
Restricted stock	—	104,000	—	104,000
	$1,102,000	$104,000	$—	$1,206,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$1,000	—	—	$1,000

As of September 30, 2016
Securities owned at fair value	Level 1	Level 2	Level 3	Total

Corporate stocks	$101,000	—	—	$101,000
Municipal bonds	2,111,000	—	—	2,111,000
Restricted stock	—	145,000	—	145,000
	$2,212,000	$145,000	$—	$2,357,000

Securities sold, but not yet purchased at fair value	Level 1	Level 2	Level 3	Total
Corporate stocks	$298,000	$—	$—	$298,000

NOTE 6. FIXED ASSETS

Fixed assets as of December 31, 2016 and September 30, 2016 consist of the following:

	December 31, 2016	September 30, 2016	Estimated Useful Lives
Equipment	$1,155,000	$1,036,000	5
Furniture and fixtures	169,000	163,000	5
Leasehold improvements	692,000	653,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	739,000	739,000	5
	2,755,000	2,591,000
Less accumulated depreciation and amortization	(1,525,000)	(1,427,000)
Fixed assets – net	$1,230,000	$1,164,000

Depreciation expense associated with fixed assets for the three months ended December 31, 2016 and 2015 was $98,000 and $107,000, respectively.

NOTE 7. BUSINESS COMBINATION AND CONTINGENT CONSIDERATION

In October 2016, Gilman acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of a cash payment at closing of $19,000 and contingent consideration payable in cash having a fair value of $192,000, for which a liability (included in Accounts payable and accrued expenses) was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the acquisition agreement, during the 36-month period following the closing up to a maximum of $225,600. The liability was valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liability will be revalued at each Balance Sheet date with changes therein recorded in earnings. The fair value of the acquired assets was allocated to customer relationships, which is being amortized over three years. Results of operations of the acquired business are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, pro forma results are not presented.

Set below are changes in the carrying value of contingent consideration for the three-month period ended December 31, 2016 related to acquisitions:

Fair value of contingent consideration at September 30, 2016	$424,000
Fair value of contingent consideration in connection with above acquisition	192,000
Payments	—
Change in fair value	7,000
Fair value of contingent consideration at December 31, 2016	$623,000

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at December 31, 2016 and September 30, 2016:

	December 31, 2016
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$7,180,000	$2,222,000	$4,958,000	3-10
Non-compete	296,000	296,000	—	2
Gilman brand name	760,000	—	760,000	Indefinite
	$8,236,000	$2,518,000	$5,718,000

	September 30, 2016
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$2,025,000	$4,944,000	7-10
Non-compete	296,000	296,000	—	2
Gilman brand name	760,000	—	760,000	Indefinite
	$8,025,000	$2,321,000	$5,704,000

Amortization expense associated with intangible assets for the three months ended December 31, 2016 and 2015 was $197,000 and $193,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ending September 30,
Nine months ending September 30, 2017	$595,000
2018	791,000
2019	791,000
2020	721,000
2021	721,000
Thereafter	1,339,000
Total	$4,958,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2016 and September 30, 2016 consist of the following:

	December 31, 2016	September 30, 2016
Legal	$752,000	$1,346,000
Audit	263,000	198,000
Telecommunications	178,000	209,000
Data services	235,000	425,000
Regulatory	623,000	444,000
Settlements	421,000	832,000
Contingent consideration payable	623,000	424,000
Deferred rent	123,000	65,000
Other	1,995,000	3,223,000
Total	$5,213,000	$7,166,000

NOTE 10. PER SHARE DATA

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

	Three Month Period Ended December 31,
	2016	2015
Basic weighted-average shares	12,437,916	12,446,064
Effect of dilutive securities:
Options	558	—
Warrants	—	—
Diluted weighted-average shares	12,438,474	12,446,064

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive:

	Three Month Period Ended December 31,
	2016	2015
Options	1,202,000	1,354,500
Warrants	21,558	—
	1,223,558	1,354,500

NOTE 11. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

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

NOTE 12. NEW ACCOUNTING GUIDANCE

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

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The new guidance was effective for the Company beginning October 1, 2016. The adoption did not have any impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard is effective for the Company beginning October 1, 2018 for both interim and annual periods. Early adoption is permitted. The ASU should be applied retrospectively to all periods presented. The Company does not anticipate that the adoption of ASU 2016-15 will have a material impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash”. ASU 2016-18 reduces the diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The standard is effective for the Company beginning October 1, 2018 for both interim and annual periods. Early adoption is permitted. The ASU should be applied retrospectively to all periods presented. The Company is currently assessing the impact that the adoption of ASU 2016-18 will have on its financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The standard is effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company is currently assessing the impact that the adoption of ASU 2017-01 will have on its financial statements.

In January 2017, FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact that the adoption of ASU 2017-04 will have on its financial statements.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through October 2026, and as of December 31, 2016, is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Lease Payments	Less, Sublease Income	Net
Nine months ending September 30, 2017	$2,230,000	$48,000	$2,182,000
2018	2,484,000	—	2,484,000
2019	1,814,000	—	1,814,000
2020	1,618,000	—	1,618,000
2021	1,308,000	—	1,308,000
Thereafter	2,322,000	—	2,322,000
	$11,776,000	$48,000	$11,728,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases, excluding sublease income, for the three months ended December 31, 2016 and 2015 was $995,000 and $956,000, respectively. Sublease income under all operating subleases for the three months ended December 31, 2016 and 2015 was approximately $37,000 and $36,000, respectively.

As of December 31, 2016, the Company and its subsidiaries had three outstanding letters of credit, which have been issued in the maximum amount of $354,000 as security for property leases, and which are collateralized by the restricted cash as reflected in the statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At December 31, 2016 and September 30, 2016, the Company accrued approximately $421,000 and $832,000, respectively. These amounts are included in accounts payable and other liabilities in the statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $546,000 and $225,000 for the three months ended December 31, 2016 and 2015, respectively.

NOTE 14. NET CAPITAL REQUIREMENTS

National Securities is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) (the "Rule"), which, among other things, requires the maintenance of minimum net capital. At December 31, 2016, National Securities had net capital of $8,562,434 which was $8,312,434 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2016, vFinance Investments had net capital of $2,319,352 which was $1,319,352 in excess of its required net capital of $1,000,000. vFinance Investments' ratio of aggregate indebtedness to net capital was 0.7 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from the Company's Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCK BASED COMPENSATION

Stock Options

Information with respect to stock option activity during the three months ended December 31, 2016 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	1,221,500	$6.51	$1.22	3.31	$—
Forfeited	(7,500)	$3.80	$1.66		$—
Outstanding at December 31, 2016	1,214,000	$6.53	$1.22	3.06	$—
Vested and exercisable at December 31, 2016	1,214,000	$6.53	$1.22	3.06	$—

As of September 30, 2016, all compensation expense associated with the grants of stock options had been recognized. During the three months ended December 31, 2015, the Company recognized compensation expense of $37,000 related to stock options.

Warrants

The following table summarizes information about warrant activity during the three months ended December 31, 2016 (not including the warrants discussed in Note 18):

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2016	23,029	$5.00	0.75
Forfeited or expired	(1,471)	$5.00
Outstanding and exercisable at December 31, 2016	21,558	$5.00	0.54

NOTE 16.  SHARE REPURCHASE

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management. During the three months ended December 31, 2016, the Company did not repurchase any shares. During the three months ended December 31, 2015, the Company repurchased 33,933 common shares at a cost of approximately $86,000.

NOTE 17. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income tax expense (benefit) for the three month periods ended December 31, 2016 and 2015 is based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The effective tax rate for the three month periods ended December 31, 2016 and 2015 differs from the federal statutory income tax rate principally due to non-deductible expenses and state and local income taxes and with respect to the 2017 period non-taxable income related to the change in fair value of warrants issuable.

At December 31, 2016, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three months ended December 31, 2016 and 2015 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended December 31,
2016
Revenues	$43,713,000	$856,000	$—		$44,569,000
Pre-tax income (loss)	3,096,000	(712,000)	3,354,000	(a)	5,738,000
Assets	41,543,000	1,911,000	13,933,000	(b)	57,387,000
Depreciation and amortization	158,000	48,000	89,000		295,000
Interest	4,000	—	—		4,000
Capital expenditures	19,000	48,000	97,000		164,000
2015
Revenues	$38,722,000	$900,000	$—		$39,622,000
Pre-tax income (loss)	1,023,000	(1,158,000)	(509,000)	(c)	(644,000)
Assets	40,716,000	2,929,000	18,160,000	(b)	61,805,000
Depreciation and amortization	199,000	45,000	56,000		300,000
Interest	1,000	—	—		1,000
Capital expenditures	106,000	18,000	27,000		151,000

(a)	Consists of fair value gain of warrants issuable offset by operating expenses not allocated to reportable segments.

(b)	Consists principally of deferred tax asset.

(c)	Consists of operating expenses not allocated to reportable segments.

NOTE 19. ACQUISITION OF CONTROLLING INTEREST IN THE COMPANY

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

As the Company does not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement (which did not exist at December 31, 2016 or September 30, 2016) may be considered outside of the Company’s control, net cash settlement of the warrants is assumed. Accordingly, as the Company was obligated to issue the warrants, the fair value of the 12,437,916 warrants issuable are being classified as a liability in the condensed consolidated statement of financial condition at December 31, 2016 and September 30, 2016. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in fair value of warrants issuable” in the condensed consolidated statements of operations. Such valuation (using level 2 inputs) was determined by use of the Black-Scholes option pricing model using the following assumptions:

	Fiscal Year 2017	Fiscal Year 2016
Dividend yield	0.00%	0.00%
Expected volatility	38.24%	38.20%
Risk-free interest rate	1.93%	1.14%
Life (in years)	5	5

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

As a result of “due bill” trading procedures, those persons who held shares of the Company's common stock as of the record date, or who acquire shares of the Company's common stock in the market following the record date, and in each case who continue to hold such shares at the close of trading the date before the ex-dividend date to be established by The Nasdaq Stock Market with respect to the Dividend Warrants, will be entitled to receive a Dividend Warrant with respect to each share of the Company's common stock owned by such person as of the ex-dividend date.

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

Therefore, a shareholder selling their shares of the Company's common stock prior to the ex-dividend date would not receive any Dividend Warrants with respect to the shares that are sold by such person even if such person held the shares on the record date, since the shares of the Company's common stock sold would be accompanied by a “due-bill” entitling the buyer of those shares to receive the Dividend Warrants with respect to such shares.

The actual right to receive the Dividend Warrants with respect to any shares of the Company's common stock requires still holding such shares until the ex-dividend date.

The warrants and the shares of common stock issuable upon the exercise of the warrants, have been registered on a registration statement that was filed with the SEC and was declared effective January 13, 2017. The Company established January 18, 2017 as the distribution date of a dividend of warrants to purchase shares of the Company's common stock and the warrants began trading on the Nasdaq Capital Market under the symbol “NHLDW” on that date. NASDAQ Stock Market has established January 19, 2017 as the ex-dividend date for the dividend of the warrants.

NOTE 20. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2016 , Investment Banking revenues include approximately $2,665,000 of placement agent fees related to a private placement of shares and warrants for a subsidiary of Fortress.

NOTE 21. VARIABLE INTEREST ENTITIES

The Company has entered into agreements to provide investment banking and advisory services to numerous entities that are variable interest entities ("VIEs") under the accounting guidance. As the fee arrangements under such agreements are arm's-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company is not required to consolidate such VIEs. Fees attributable to such arrangements for the three months ended December 31, 2016 and 2015 were $3.1 million and $2.7 million, respectively.

NOTE 22. SUBSEQUENT EVENTS

On January 26, 2017, the stockholders of the Company approved (i) to amend the Company's certificate of incorporation to decrease the number of authorized shares of its common stock from 150,000,000 shares to 75,000,000 shares and (ii) to amend the Company's 2013 Omnibus Incentive Plan to increase the number of shares of its common stock authorized for issuance by 650,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to our estimated or anticipated future results or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed under the section titled "Risks Factors" of our Form 10-K for the year ended September 30, 2016. Any forward-looking statements contained in or incorporated into this Quarterly Report on Form 10-Q speak only as of the date of this Report. We undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Each of our Broker-Dealer Subsidiaries is subject to regulation by, among others, the SEC, FINRA and the Municipal Securities Rulemaking Board ("MSRB"), and are members of the Securities Investor Protection Corporation ("SIPC") and the National Futures Association ("NFA"). In addition, each of the Broker-Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico and the U.S. Virgin Islands. Gilman is also subject to regulation by, among others, the Internal Revenue Service.

As of December 31, 2016, we had approximately 1,190 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 34 Company offices located in New York, New Jersey, Florida, Texas, Washington and Illinois, we had approximately 127 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Summary

Our first quarter of fiscal year 2017 resulted in a 12% increase in revenues and a 7% increase in operating expenses. Contributing factors include increases in Commissions and Investment banking revenues due to a diversified product base in conjunction with favorable market conditions. Investment advisory, Interest and dividends, and Tax preparation and accounting revenues declined slightly and were offset by an increase in Transaction fees and Other revenues. The increase in operating expenses is directly related to the commission expense generated by the increase in revenues.

Favorable market conditions influenced an increase in transaction volumes for commissions. Our trading business remained constant when compared to prior year quarter. Investment advisory fees slipped during the quarter on a comparative basis due to the termination of an unprofitable client relationship late in December 2015.

Our investment banking business increased 59% over the prior year first quarter. The investment banking deal pipeline and execution had a significantly positive impact on variability in product offerings to our clients. Our tax and accounting revenues remained relatively unchanged when comparing to the prior year quarter.

Revenues

Total revenues increased $4,947,000, or 12%, to $44,569,000, in the current quarter as compared to $39,622,000 recorded in the comparative period last year.

	Three Months Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Commissions	$24,506,000	$22,995,000	$1,511,000	7%
Net dealer inventory gains	2,511,000	2,544,000	(33,000)	(1)
Investment banking	9,726,000	6,117,000	3,609,000	59
Investment advisory	3,385,000	3,660,000	(275,000)	(8)
Interest and dividends	716,000	918,000	(202,000)	(22)
Transaction fees and clearing services	2,498,000	2,372,000	126,000	5
Tax preparation and accounting	856,000	900,000	(44,000)	(5)
Other	371,000	116,000	255,000	220
Total Revenues	$44,569,000	$39,622,000	$4,947,000	12%

Commissions increased $1,511,000, or 7%, to $24,506,000 in the current quarter as compared to $22,995,000 recorded in the comparative period last year. Retail commissions increased this quarter primarily due to favorable markets and a diversified product base, which generated opportunities and liquidity events for our clients;

Net dealer inventory gains, decreased $33,000, or 1% to $2,511,000 in the current quarter as compared to $2,544,000 recorded in the comparative period last year. Revenues consisted primarily of market making, and customer trade facilitation, and include activities in equities, municipal and corporate debt and treasury bonds;

Investment banking fees increased $3,609,000, or 59%, to $9,726,000 in the current quarter as compared to $6,117,000 recorded in the comparative period last year. The expansion of industry coverage by our Investment banking team created a strong deal pipeline with solid offerings and execution, which has produced strong investments opportunities for our clients;

Investment advisory fees decreased $275,000, or 8%, to $3,385,000 in the current quarter as compared to $3,660,000 recorded in the comparative period last year. Average revenue earned on our asset portfolio has declined slightly due to a reduction of fees on certain asset classes, and the elimination of unprofitable business;

Interest and dividend income decreased $202,000, or 22%, to $716,000 in the current quarter as compared to $918,000 recorded in the comparative period last year. This decrease is primarily attributable to slightly lower customer margin and free cash balances in place during the quarter;

Transaction fees and clearing services increased $126,000, or 5%, to $2,498,000 in the current quarter as compared to $2,372,000 recorded in the comparative period last year. This increase is consistent with higher number of transactions made on behalf of our clients related to higher commission revenue;

Tax preparation and accounting fees decreased $44,000, or 5%, to $856,000 in the current quarter as compared to $900,000 recorded in the comparative period last year;

Other revenue increased $255,000, or 220%, to $371,000 in the current quarter as compared to $116,000 recorded in the comparative period last year. This increase is due to higher client participation on our fully paid lending program.

Operating Expenses

Total operating expenses increased $2,657,000, or 7%, to $42,923,000 in the current quarter as compared to $40,266,000 recorded in the comparative period last year. The increase in expenses is directly attributable to the increase in commissions, compensation and fees related to the higher revenues. Most other operating expense categories declined or immaterially increased as compared to the comparative period last year.

	Three Months Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Commissions, compensation and fees	$37,258,000	$34,710,000	$2,548,000	7%
Clearing fees	738,000	763,000	(25,000)	(3)
Communications	722,000	829,000	(107,000)	(13)
Occupancy	1,008,000	935,000	73,000	8
License and registration	405,000	355,000	50,000	14
Professional fees	1,263,000	1,086,000	177,000	16
Interest	4,000	1,000	3,000	300
Depreciation and amortization	295,000	300,000	(5,000)	(2)
Other administrative expenses	1,230,000	1,287,000	(57,000)	(4)
Total Operating Expenses	$42,923,000	$40,266,000	$2,657,000	7%

Commissions, compensation, and fees increased $2,548,000, or 7%, to $37,258,000 in the current quarter as compared to $34,710,000 recorded in the comparative period last year. Commissions, compensation, and fees includes expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees. This increase is attributable to the commission expense generated by the increase in Commissions and Investment banking revenue;

Clearing fees decreased $25,000, or 3%, to $738,000 in the current quarter as compared to $763,000 recorded in the comparative period last year;

Communications expenses decreased $107,000, or 13%, to $722,000 in the current quarter as compared to $829,000 recorded in the comparative period last year. This decrease is primarily due to expense control evaluation and renegotiation of various communication contracts;

Occupancy expenses increased $73,000, or 8%, to $1,008,000 in the current quarter as compared to $935,000 recorded in the comparative period last year;

License and registration expense increased by $50,000, or 14%, to $405,000 in the current quarter as compared to $355,000 recorded in the comparative period last year. This increase is attributable to the implementation of new supervisory software;

Professional fees increased by $177,000, or 16% to $1,263,000 in the current quarter as compared to $1,086,000 recorded in the comparative period last year. The increase is attributed to the general corporate matters in addition to the cost of defense associated with various arbitrations.

Interest expense increased by $3,000, to $4,000 in the current quarter as compared to $1,000 recorded in the comparative period last year;

Depreciation and amortization expenses decreased $5,000, or 2% to $295,000 in the current quarter as compared to $300,000 recorded in the comparative period last year;

Other administrative expenses decreased $57,000, or 4%, to $1,230,000 in the current quarter as compared to $1,287,000 recorded in the comparative period last year. This decrease is attributable to overall expense control focus.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for pre-tax income, net income and cash flows from operating activities.

For the three months ended December 31, 2016 and 2015, EBITDA, as adjusted, was $2,146,000 and $(165,000), respectively. This increase of $2,311,000, resulted primarily from higher profit margin generated by the increase of revenues in Investment banking transactions and operating expense controls.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended December 31,
	2016	2015
Net income (loss), as reported	$5,059,000	$(453,000)
Interest expense	4,000	1,000
Income taxes (benefit)	679,000	(191,000)
Depreciation	98,000	107,000
Amortization	197,000	193,000
EBITDA	6,037,000	(343,000)
Non-cash compensation expense	—	37,000
Change in fair value of warrants issuable	(4,092,000)	—
Forgivable loan amortization	201,000	141,000
EBITDA, as adjusted	$2,146,000	$(165,000)

EBITDA, adjusted for forgivable loan amortization and non-cash compensation expense, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at December 31,		Average Balance during first three months of
	2016	2015	2016	2015
Cash	$22,176,000	$22,260,000	$21,935,000	$23,451,000
Receivables from broker-dealers and clearing organizations	2,858,000	2,742,000	3,108,000	2,910,000
Securities owned	1,206,000	708,000	1,782,000	798,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	15,404,000	15,842,000	17,255,000	16,344,000

We maintain a relatively high level of liquidity on our balance sheet. At both December 31, 2016 and 2015 respectively, 46% and 42% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers and others. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. At December 31, 2016, National Securities had net capital of $8,562,434 which was $8,312,434 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2016, vFinance Investments had net capital of $2,319,352 which was $1,319,352 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 0.7 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

During the first three months of fiscal 2017 and 2016, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $164,000 and $151,000 during the first three months of fiscal 2017 and 2016, respectively.

	Three months ended December 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$5,059,000	$(453,000)
Non-cash adjustments
Change in fair value of warrants issuable	(4,092,000)	—
Depreciation and amortization	295,000	300,000
Stock based compensation	—	37,000
Deferred tax expense (benefit)	268,000	(211,000)
Other	41,000	61,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	2,159,000	(591,000)
Accounts payable and accrued expenses and other liabilities	(3,999,000)	(999,000)
Prepaid expenses	56,000	(452,000)
Other	855,000	163,000
Net cash provided by (used in) operating activities	642,000	(2,145,000)

Cash flows from investing and financing activities
Acquisition of business	(19,000)	—
Purchase of fixed assets	(141,000)	(151,000)
Repurchase of shares of common stock	—	(86,000)
Net cash used in investing and financing activities	(160,000)	(237,000)
Net increase (decrease) in cash	$482,000	$(2,382,000)

Three months ended December 31, 2016

The decrease in receivables from clearing organizations, broker-dealers and others at December 31, 2016 as compared to 2015, is a combination of lower commissions earned during the last month of the current quarter as compared to the same month of the previous year, as well as cash collections for Investment banking transactions. Commissions and Investment banking receivables are typically received within 10 days or 30 days of the close respectively.

The decrease in accounts payable, accrued expenses and other liabilities at December 31, 2016 as compared to 2015, is primarily due to timing differences in payments.

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

The following table shows the fair values of our securities owned and securities sold, but not yet purchased as of December 31, 2016:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$172,000	$1,000
Municipal bonds	930,000	—
Restricted stock	104,000	—
Total	$1,206,000	$1,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and our subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Several cases have no stated alleged damages. Claim amounts are infrequently indicative of the actual amounts we will be liable for, if any. Further, we have a history of collecting amounts awarded in these types of matters from our registered representatives that are still affiliated, as well as from those that are no longer affiliated. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. We intend to vigorously defend our company in these actions, and the ultimate outcome of these matters cannot be determined at this time.

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of December 31, 2016 and September 30, 2016, the Company accrued approximately $421,000 and $832,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2015, the Board of Directors authorized the repurchase of up to $2 million of our common stock. Share repurchases, if any, could be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Board of Directors did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of our management. There were no share repurchases during the three months ended December 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Advisory Agreement between National Holdings Corporation and Caribe BioAdvisors, LLC, dated January 1, 2017.
31.1	Principal Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 14, 2017	By:	/s/ Michael Mullen
Michael Mullen
Chief Executive Officer
(Principal Executive Officer)

February 14, 2017	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Advisory Agreement between National Holdings Corporation and Caribe BioAdvisors, LLC, dated January 1, 2017.
31.1	Principal Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.