Form 10-Q
period 2017-03-31
NATIONAL HOLDINGS CORP
filed 2017-05-15
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2017	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 Park Ave, 14th Floor, New York, NY 10022
(Address including zip code of principal executive offices)
Registrant’s telephone number, including area code: (212) 417-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐NO ☒

As of May 12, 2017 there were 12,437,916 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2017

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (Unaudited)	September 30, 2016
ASSETS
Cash	$24,344,000	$21,694,000
Restricted cash	354,000	354,000
Cash deposits with clearing organizations	1,040,000	1,030,000
Securities owned, at fair value	3,406,000	2,357,000
Receivables from broker-dealers and clearing organizations	2,813,000	3,357,000
Forgivable loans receivable	1,397,000	1,712,000
Other receivables, net	6,120,000	5,430,000
Prepaid expenses	2,059,000	1,910,000
Fixed assets, net	1,331,000	1,164,000
Intangible assets, net	5,317,000	5,704,000
Goodwill	6,226,000	6,531,000
Deferred tax asset, net	8,244,000	8,958,000
Other assets, principally refundable deposits	350,000	345,000
Total Assets	$63,001,000	$60,546,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, but not yet purchased, at fair value	$77,000	$298,000
Accrued commissions and payroll payable	11,613,000	11,940,000
Accounts payable and accrued expenses	7,123,000	7,166,000
Deferred clearing and marketing credits	891,000	995,000
Warrants issued in 2017 and issuable in 2016	8,190,000	14,055,000
Other	217,000	319,000
Total Liabilities	28,111,000	34,773,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at March 31, 2017 and 150,000,000 shares at September 30, 2016; 12,437,916 shares issued and outstanding at March 31, 2017 and September 30, 2016	248,000	248,000
Additional paid-in-capital	66,536,000	66,353,000
Accumulated deficit	(31,909,000)	(40,843,000)

Total National Holdings Corporation Stockholders’ Equity	34,875,000	25,758,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	34,890,000	25,773,000

Total Liabilities and Stockholders’ Equity	$63,001,000	$60,546,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2017	2016	2017	2016
Revenues
Commissions	$23,993,000	$23,676,000	$48,499,000	$46,671,000
Net dealer inventory gains	2,366,000	2,599,000	4,877,000	5,143,000
Investment banking	16,183,000	6,069,000	25,909,000	12,186,000
Investment advisory	3,490,000	3,316,000	6,875,000	6,976,000
Interest and dividends	675,000	794,000	1,391,000	1,712,000
Transaction fees and clearing services	1,687,000	1,549,000	4,185,000	3,921,000
Tax preparation and accounting	3,144,000	3,936,000	4,000,000	4,836,000
Other	346,000	93,000	717,000	209,000
Total Revenues	51,884,000	42,032,000	96,453,000	81,654,000

Operating Expenses
Commissions, compensation and fees	41,761,000	35,883,000	79,020,000	70,593,000
Clearing fees	618,000	527,000	1,356,000	1,290,000
Communications	682,000	812,000	1,404,000	1,641,000
Occupancy	937,000	969,000	1,944,000	1,904,000
License and registration	428,000	383,000	832,000	738,000
Professional fees	991,000	1,484,000	2,254,000	2,570,000
Interest	4,000	2,000	8,000	3,000
Depreciation and amortization	286,000	296,000	582,000	596,000
Other administrative expenses	2,475,000	1,061,000	3,705,000	2,348,000
Total Operating Expenses	48,182,000	41,417,000	91,105,000	81,683,000
Income (Loss) before Other Income and Income Taxes	3,702,000	615,000	5,348,000	(29,000)

Other Income
Gain on disposal of Gilman branches	130,000	—	130,000	—
Change in fair value of warrants	1,773,000	—	5,865,000	—
Other income	5,000	—	5,000	—
Total Other Income	1,908,000	—	6,000,000	—
Income (Loss) before Income Taxes	5,610,000	615,000	11,348,000	(29,000)

Income tax expense	1,736,000	245,000	2,414,000	53,000
Net Income (Loss)	$3,874,000	$370,000	$8,934,000	$(82,000)

Net income (loss) per share - Basic	$0.31	$0.03	$0.72	$(0.01)
Net income (loss) per share - Diluted	$0.31	$0.03	$0.72	$(0.01)

Weighted average number of shares outstanding - Basic	12,437,916	12,440,035	12,437,916	12,459,940
Weighted average number of shares outstanding - Diluted	12,461,882	12,440,035	12,450,178	12,459,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2017

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholder's Equity
	Shares	$
Balance, September 30, 2016	12,437,916	$248,000	$66,353,000	$(40,843,000)	$15,000	$25,773,000

Stock-based compensation – restricted stock units			183,000			183,000

Net income				8,934,000		8,934,000

Balance, March 31, 2017	12,437,916	$248,000	$66,536,000	$(31,909,000)	$15,000	$34,890,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Month Period Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,934,000	$(82,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Change in fair value of warrants	(5,865,000)	—
Depreciation and amortization	582,000	596,000
Amortization of forgivable loans to registered representatives	362,000	324,000
Stock-based compensation	183,000	99,000
Provision (recovery) for doubtful accounts	(256,000)	15,000
Amortization of deferred clearing credit	(104,000)	(105,000)
Increase in fair value of contingent consideration payable	14,000	8,000
Deferred tax expense	714,000	33,000
Gain on disposal of Gilman branches	(130,000)	—
Changes in assets and liabilities
Restricted cash	—	(155,000)
Cash deposits with clearing organizations	(10,000)	(25,000)
Securities owned, at fair value	(1,049,000)	377,000
Receivables from broker-dealers and clearing organizations	544,000	(474,000)
Forgivable loans receivable	(47,000)	(523,000)
Other receivables, net	196,000	(815,000)
Prepaid expenses	(149,000)	(301,000)
Other assets, principally refundable deposits	(5,000)	202,000
Accounts payable, accrued expenses and other liabilities	(720,000)	(685,000)
Securities sold, but not yet purchased, at fair value	(221,000)	(31,000)
Net cash provided by (used in) operating activities	2,973,000	(1,542,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(19,000)	—
Purchase of fixed assets	(312,000)	(267,000)
Collection on notes receivable - disposal of Gilman branches	8,000	—
Net cash used in investing activities	(323,000)	(267,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares of common stock	—	(86,000)
Net cash used in financing activities	—	(86,000)

NET INCREASE (DECREASE) IN CASH	2,650,000	(1,895,000)

CASH BALANCE
Beginning of the period	21,694,000	24,642,000
End of the period	$24,344,000	$22,747,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,000	$3,000
Income taxes	$576,000	$21,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$42,000	$—
Business acquired:
Identifiable intangible asset acquired	$211,000	$—
Contingent consideration payable	(192,000)	—
Cash paid	$19,000	$—
Sale of Gilman branches:
Notes receivable (included in other receivables)	$638,000	$—
Disposal of goodwill	(305,000)	—
Disposal of intangible assets, net	(203,000)	—
Gain on disposal of Gilman branches	$130,000	$—

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of March 31, 2017 and for the three and six months ended March 31, 2017 and 2016 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for additional disclosures and accounting policies.

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

On September 9, 2016, a subsidiary of Fortress Biotech, Inc. (“Fortress”), acquired a controlling interest in the Company. See Note 19.

On January 26, 2017, the stockholders of the Company approved to amend the Company's certificate of incorporation to decrease the number of authorized shares of its common stock from 150,000,000 shares to 75,000,000 shares.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At March 31, 2017 and September 30, 2016, the receivables of $2,813,000 and $3,357,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s Investment advisory business.

Other receivables, net, at March 31, 2017 and September 30, 2016 of $6,120,000 and $5,430,000, respectively, principally represent (a) trailing fees of $1,311,000 and $1,250,000, respectively, (b) fees for tax and accounting services of $825,000 and $864,000, respectively, net of allowance for doubtful accounts of $325,000 and $581,000, respectively, (c) advances to registered representatives of $980,000 and $918,000, respectively, net of allowance for doubtful accounts of $154,000 for both periods, (d) receivable related to investment banking of $1,253,000 and $1,877,000, respectively, and (e) notes receivable in the aggregate principal amount of $630,000 at March 31, 2017 from the sale of two Gilman branches (see Note 7).

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest rates ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2021. Forgiveness of loans amounted to $362,000 and $324,000 for the six months ended March 31, 2017 and 2016, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of March 31, 2017 and September 30, 2016, no allowance for doubtful accounts was required.

Forgivable loan activity for the six months ended March 31, 2017 is as follows:

Balance, October 1, 2016	$1,712,000
Additions	47,000
Amortization	(362,000)
Balance, March 31, 2017	$1,397,000

There were no unamortized loans outstanding at March 31, 2017 and September 30, 2016 attributable to registered representatives who ended their affiliation with the Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

NOTE 5. FAIR VALUE OF ASSETS AND LIABILITIES

Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market or income approach are used to measure fair value.
The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3 - Unobservable inputs which reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

The following tables present the carrying values and estimated fair values at March 31, 2017 and September 30, 2016 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	March 31, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$24,344,000	$24,344,000	$—	$24,344,000
Cash deposits with clearing organizations	1,040,000	1,040,000	—	1,040,000
Receivables from broker-dealers and clearing organizations	2,813,000	—	2,813,000	2,813,000
Forgivable loans receivable (1)	1,397,000	—	1,397,000	1,397,000
Other Receivables, Net	6,120,000	—	6,120,000	6,120,000
	$35,714,000	$25,384,000	$10,330,000	$35,714,000

Liabilities
Accrued commissions and payroll payable	11,613,000	—	11,613,000	11,613,000
Accounts payable and accrued expenses (2)	6,493,000	—	6,493,000	6,493,000
	$18,106,000	$—	$18,106,000	$18,106,000

(1)	Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.

(2)	Excludes contingent consideration liabilities of $630,000.

	September 30, 2016
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$21,694,000	$21,694,000	$—	$21,694,000
Cash deposits with clearing organizations	1,030,000	1,030,000	—	1,030,000
Receivables from broker-dealers and clearing organizations	3,357,000	—	3,357,000	3,357,000
Forgivable loans receivable (1)	1,712,000	—	1,712,000	1,712,000
Other Receivables, Net	5,430,000	—	5,430,000	5,430,000
	$33,223,000	$22,724,000	$10,499,000	$33,223,000

Liabilities
Accrued commissions and payroll payable	11,940,000	—	11,940,000	11,940,000
Accounts payable and accrued expenses (2)	6,742,000	—	6,742,000	6,742,000
	$18,682,000	$—	$18,682,000	$18,682,000

(1)	Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.

(2)	Excludes contingent consideration liabilities of $424,000.

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and September 30, 2016:

	March 31, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Corporate stocks	$272,000	$272,000	$—	$—	$272,000
Municipal bonds	2,928,000	2,928,000	—	—	2,928,000
Restricted stock	206,000	—	206,000	—	206,000
	$3,406,000	$3,200,000	$206,000	$—	$3,406,000

Liabilities
Contingent consideration	630,000	—	—	630,000	630,000
Warrants issued	8,190,000	8,190,000	—	—	8,190,000
Corporate stocks	77,000	77,000	—	—	77,000
	$8,897,000	$8,267,000	$—	$630,000	$8,897,000

	September 30, 2016
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Corporate stocks	$101,000	$101,000	$—	$—	$101,000
Municipal bonds	2,111,000	2,111,000	—	—	2,111,000
Restricted stock	145,000	—	145,000	—	145,000
	$2,357,000	$2,212,000	$145,000	$—	$2,357,000

Liabilities
Contingent consideration	424,000	—	—	424,000	424,000
Warrants issuable	14,055,000	—	14,055,000	—	14,055,000
Corporate stocks	298,000	298,000	—	—	298,000
	$14,777,000	$298,000	$14,055,000	$424,000	$14,777,000

NOTE 6. FIXED ASSETS

Fixed assets as of March 31, 2017 and September 30, 2016 consist of the following:

	March 31, 2017	September 30, 2016	Estimated Useful Lives
Equipment	$1,297,000	$1,036,000	5
Furniture and fixtures	180,000	163,000	5
Leasehold improvements	729,000	653,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	739,000	739,000	5
	2,945,000	2,591,000
Less accumulated depreciation and amortization	(1,614,000)	(1,427,000)
Fixed assets – net	$1,331,000	$1,164,000

Depreciation expense associated with fixed assets for the three months ended March 31, 2017 and 2016 was $89,000 and $116,000, respectively.

Depreciation expense associated with fixed assets for the six months ended March 31, 2017 and 2016 was $187,000 and $223,000, respectively.

NOTE 7. BUSINESS COMBINATION, CONTINGENT CONSIDERATION AND DISPOSAL OF BRANCHES

Business Combination

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

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the six months ended March 31, 2017 related to acquisitions:

Fair value of contingent consideration at September 30, 2016	$424,000
Fair value of contingent consideration in connection with above acquisition	192,000
Payments	—
Change in fair value	14,000
Fair value of contingent consideration at March 31, 2017	$630,000

Disposal of Gilman Branches

In January 2017, the Company sold two of its Gilman branches for notes in the aggregate principal amounts of $638,000 which, after allocating a portion of goodwill and unamortized intangibles of $305,000 and $203,000, respectively, resulted in a gain on disposal of $130,000. Principal and interest on the notes is payable monthly over 83 to 95 months with interest at 3% to 4% per annum.

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at March 31, 2017 and September 30, 2016:

	March 31, 2017
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,867,000	$2,310,000	$4,557,000	3-10
Non-compete	296,000	296,000	—	2
Gilman brand name	760,000	—	760,000	Indefinite
	$7,923,000	$2,606,000	$5,317,000

	September 30, 2016
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$2,025,000	$4,944,000	7-10
Non-compete	296,000	296,000	—	2
Gilman brand name	760,000	—	760,000	Indefinite
	$8,025,000	$2,321,000	$5,704,000

Amortization expense associated with intangible assets for the three months ended March 31, 2017 and 2016 was $197,000 and $180,000, respectively.

Amortization expense associated with intangible assets for the six months ended March 31, 2017 and 2016 was $395,000 and $373,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ending September 30,
Six months ending September 30, 2017	$395,000
2018	790,000
2019	790,000
2020	719,000
2021	719,000
Thereafter	1,144,000
Total	$4,557,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2017 and September 30, 2016 consist of the following:

	March 31, 2017	September 30, 2016
Legal	$766,000	$1,346,000
Audit	287,000	198,000
Telecommunications	187,000	209,000
Data services	348,000	425,000
Regulatory	1,061,000	444,000
Settlements	1,131,000	832,000
Contingent consideration payable	630,000	424,000
Deferred rent	121,000	65,000
Other	2,592,000	3,223,000
Total	$7,123,000	$7,166,000

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

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2017	2016	2017	2016
Basic weighted-average shares	12,437,916	12,440,035	12,437,916	12,459,940
Effect of dilutive securities:
Options	—	—	279	—
Unvested restricted stock units	23,966	—	11,983	—
Warrants	—	—	—	—
Diluted weighted-average shares	12,461,882	12,440,035	12,450,178	12,459,940

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive as the instruments are out of the money:

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2017	2016	2017	2016
Options	1,214,000	1,354,500	1,208,000	1,354,500
Warrants	12,459,474	43,116	6,240,516	43,116
	13,673,474	1,397,616	7,448,516	1,397,616

As the warrants are out of the money, in the diluted computation, no adjustment is made to net income to eliminate the change in fair value of the warrants.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through October 2026, and as of March 31, 2017, is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Lease Payments
Six months ending September 30, 2017	$1,445,000
2018	2,485,000
2019	1,816,000
2020	1,620,000
2021	1,308,000
Thereafter	2,322,000
$10,996,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases, excluding sublease income, for the three months ended March 31, 2017 and 2016 was $930,000 and $963,000, respectively. Rental expense under all operating leases, excluding sublease income, for the six months ended March 31, 2017 and 2016 was $1,925,000 and $1,919,000, respectively. Sublease income under all operating subleases for the three months ended March 31, 2017 and 2016 was approximately $37,000 and $35,000, respectively. Sublease income under all operating subleases for the six months ended March 31, 2017 and 2016 was approximately $75,000 and $71,000, respectively.

As of March 31, 2017, the Company and its subsidiaries had three outstanding letters of credit, which have been issued in the maximum amount of $354,000 as security for property leases, and which are collateralized by the restricted cash as reflected in the statements of financial condition.

In April 2017, the Company entered into a new lease for its New York City corporate headquarters which expires in February 2026, provides for base rent of approximately $64,000 per month for the first through fourth lease years and $67,000 per month thereafter and requires a security deposit of approximately $1,151,000.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At March 31, 2017 and September 30, 2016, the Company accrued approximately $1,131,000 and $832,000, respectively. These amounts are included in accounts payable and accrued expenses in the statements of financial condition. The Company has included in "Professional fees" litigation and FINRA related expenses of $253,000 and $228,000 for the three months ended March 31, 2017 and 2016, respectively and $799,000 and $453,000 for the six months ended March 31, 2017 and 2016, respectively.

NOTE 14. NET CAPITAL REQUIREMENTS

National Securities is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) (the "Rule"), which, among other things, requires the maintenance of minimum net capital. At March 31, 2017, National Securities had net capital of $7,924,058 which was $7,674,058 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2017, vFinance Investments had net capital of $2,167,442 which was $1,167,442 in excess of its required net capital of $1,000,000. vFinance Investments' ratio of aggregate indebtedness to net capital was 0.8 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from the Company's Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCKHOLDERS' EQUITY

Shares Authorized

On January 26, 2017, the stockholders of the Company approved (i) to amend the Company's certificate of incorporation to decrease the number of authorized shares of its common stock from 150,000,000 shares to 75,000,000 shares and (ii) to amend the Company's 2013 Omnibus Incentive Plan to increase the number of shares of its common stock authorized for issuance by 650,000.

Stock Options

Information with respect to stock option activity during the six months ended March 31, 2017 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	1,221,500	$6.51	$1.22	3.31	$—
Forfeited	(7,500)	$3.80	$1.66		$—
Outstanding at March 31, 2017	1,214,000	$6.53	$1.22	2.82	$—
Vested and exercisable at March 31, 2017	1,214,000	$6.53	$1.22	2.82	$—

As of September 30, 2016, all compensation expense associated with the grants of stock options had been recognized. During the three and six months ended March 31, 2016, the Company recognized compensation expense of $62,000 and $99,000, respectively, related to stock options.

Warrants

The following table summarizes information about warrant activity during the six months ended March 31, 2017:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at Outstanding at September 30, 2016	23,029	$5.00	0.75
Issued (Note 19)	12,437,916	$3.25	4.81
Forfeited or expired	(1,471)	$5.00
Outstanding and exercisable at March 31, 2017	12,459,474	$3.25	4.80

Restricted Stock Units

In January 2017, the Company granted 625,000 restricted stock units ("RSU") to the Company's Chief Executive Officer. One RSU gives the right to one share of the Company’s common stock. RSUs shall vest as follows: (1) 312,500 shall equally vest in 25% increments on the anniversary date of the grant date over the next four years; (2) 52,083 shall vest based upon the Company first achieving a market capitalization of $75,000,000 for 30 consecutive trading days; 52,083 shall vest based upon the Company first achieving a market capitalization of $100,000,000 for 30 consecutive trading days; 52,084 shall vest based upon the Company first achieving a market capitalization of $150,000,000 for 30 consecutive trading days; and (3) 52,083 shall vest based upon the Company’s EBITDA first being equal to or greater than $10,000,000 at the end of a fiscal year; 52,083 shall vest based upon the Company’s EBITDA first being equal to or greater than $15,000,000 at the end of a fiscal year; 52,084 shall vest based upon the Company’s EBITDA first being equal to or greater than $25,000,000 at the end of a fiscal year.

RSUs that vest based on service and performance are measured based on the fair market values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSUs with a market condition.

For the three and six months ended March 31, 2017, the Company recognized compensation expense of $183,000 related to RSUs. At March 31, 2017, unrecognized compensation with respect to RSUs amounted to $1,279,000, assuming all performance-based compensation will vest.

NOTE 16.  SHARE REPURCHASE

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management. During the three and six months ended March 31, 2017, the Company did not repurchase any shares. During the six months ended March 31, 2016, the Company repurchased 33,933 common shares at a cost of approximately $86,000.

NOTE 17. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income tax expense for the three and six month periods ended March 31, 2017 and 2016 is based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The effective tax rate for the three and six month periods ended March 31, 2017 and 2016 differs from the federal statutory income tax rate principally due to non-deductible expenses and state and local income taxes and with respect to the 2017 periods non-taxable income related to the change in fair value of warrants.

At March 31, 2017, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three and six months ended March 31, 2017 and 2016 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended March 31,
2017
Revenues	$48,740,000	$3,144,000	$—		$51,884,000
Pre-tax income	3,470,000	1,099,000	1,041,000	(a)	5,610,000
Assets	46,834,000	3,538,000	12,629,000	(b)	63,001,000
Depreciation and amortization	154,000	45,000	87,000		286,000
Interest	4,000	—	—		4,000
Capital expenditures	8,000	16,000	166,000		190,000
2016
Revenues	$38,096,000	$3,936,000	$—		$42,032,000
Pre-tax income (loss)	329,000	1,384,000	(1,098,000)	(c)	615,000
Assets	41,871,000	3,044,000	17,585,000	(b)	62,500,000
Depreciation and amortization	185,000	43,000	68,000		296,000
Interest	—	—	2,000		2,000
Capital expenditures	—	10,000	106,000		116,000

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Six Months Ended March 31,
2017
Revenues	$92,453,000	$4,000,000	$—		$96,453,000
Pre-tax income	6,574,000	387,000	4,387,000	(a)	11,348,000
Assets	46,834,000	3,538,000	12,629,000	(b)	63,001,000
Depreciation and amortization	312,000	92,000	178,000		582,000
Interest	8,000	—	—		8,000
Capital expenditures	27,000	63,000	264,000		354,000
2016
Revenues	$76,818,000	$4,836,000	$—		$81,654,000
Pre-tax income (loss)	1,431,000	201,000	(1,661,000)	(c)	(29,000)
Assets	41,871,000	3,044,000	17,585,000	(b)	62,500,000
Depreciation and amortization	384,000	88,000	124,000		596,000
Interest	1,000	—	2,000		3,000
Capital expenditures	5,000	28,000	234,000		267,000

(a)	Consists of fair value gain on warrants offset by operating expenses not allocated to reportable segments.

(b)	Consists principally of deferred tax asset.

(c)	Consists of operating expenses not allocated to reportable segments.

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

Dividend Warrants

In accordance with the Merger Agreement, since less than 80% of the Company's issued and outstanding shares of common stock were tendered, the Company remains a publicly-traded company and stockholders post-tender offer received from the Company a five year warrant per held share to purchase an additional share of the Company's common stock at $3.25 as a dividend to all holders of the Company's common stock.

As the Company does not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement (which did not exist at September 30, 2016) may be considered outside of the Company’s control, net cash settlement of the warrants is assumed. Accordingly, as the Company was obligated to issue the warrants at September 30, 2016, and subsequently issued the warrants in January 2017, the fair value of the 12,437,916 warrants are being classified as a liability in the condensed consolidated statement of financial condition at March 31, 2017 and September 30, 2016. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in fair value of warrants” in the condensed consolidated statements of operations. As the warrants were registered and trading and the Company maintained an effective registration statement at March 31, 2017, fair value of the warrants was based on the market price. As of September 30, 2016, valuation was determined by use of the Black-Scholes option pricing model using the following assumptions:

Fiscal Year 2016
Dividend yield	0.00%
Expected volatility	38.20%
Risk-free interest rate	1.14%
Life (in years)	5

NOTE 20. RELATED PARTY TRANSACTIONS

During the three and six months ended March 31, 2017, Investment Banking revenues include approximately $5,916,000 and $8,581,000, respectively, of fees related to a private placement of shares and warrants for a subsidiary of Fortress.

NOTE 21. VARIABLE INTEREST ENTITIES

The Company has entered into agreements to provide investment banking and advisory services to numerous entities that are variable interest entities ("VIEs") under the accounting guidance. As the fee arrangements under such agreements are arm's-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company is not required to consolidate such VIEs. Fees attributable to such arrangements for the three months ended March 31, 2017 and 2016 were $4,908,000 and $4,383,000, respectively. Fees attributable to such arrangements for the six months ended March 31, 2017 and 2016 were $7,962,000 and $7,052,000, respectively.

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

As of March 31, 2017, we had approximately 1,136 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 33 Company offices located in New York, New Jersey, Florida, Texas, Washington and Illinois, we had approximately 117 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Summary

Our second quarter ended March 31, 2017 resulted in 23% increase in revenues and 16% increase in operating expenses. Investment banking resulted in a record quarter as a significant number of high demand deals were sold across various industry segments in conjunction with favorable market conditions. Tax preparation and accounting declined due to the review and elimination of underperforming locations and an increase in the number of extensions filed. Favorable market conditions influenced a slight increase in transaction volumes for Commissions and Transfer fees and clearing services. Our trading business continues to be weaker when comparing to prior year quarters due to low U.S. treasury market volatility.

The majority of the increase in operating expenses is related to the commission expense generated by the increase in revenues. Other expenses also increased due to higher provisions for potential arbitration settlements and higher insurance costs.

Revenues

Total revenues increased $9,852,000, or 23%, to $51,884,000, in the current quarter as compared to $42,032,000 recorded in the comparative period last year.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions	$23,993,000	$23,676,000	$317,000	1%
Net dealer inventory gains	2,366,000	2,599,000	(233,000)	(9)
Investment banking	16,183,000	6,069,000	10,114,000	167
Investment advisory	3,490,000	3,316,000	174,000	5
Interest and dividends	675,000	794,000	(119,000)	(15)
Transaction fees and clearing services	1,687,000	1,549,000	138,000	9
Tax preparation and accounting	3,144,000	3,936,000	(792,000)	(20)
Other	346,000	93,000	253,000	272
Total Revenues	$51,884,000	$42,032,000	$9,852,000	23%

Commissions increased $317,000, or 1%, to $23,993,000 in the current quarter as compared to $23,676,000 recorded in the comparative period last year;

Net dealer inventory gains, decreased $233,000, or 9%, to $2,366,000 in the current quarter as compared to $2,599,000 recorded in the comparative period last year. The lack of volatility and yields in the U.S. treasury markets coupled with regulatory pressures surrounding large financial institutional proprietary trading have reduced counter party transactional activity in the government fixed income market;

Investment banking fees increased $10,114,000, or 167%, to $16,183,000 in the current quarter as compared to $6,069,000 recorded in the comparative period last year. In addition to a very strong quarter in the number of  transactions executed, a broad selection of deals were brought to market during the quarter across various industries, which generated broad demand across our platform;

Investment advisory fees increased $174,000, or 5%, to $3,490,000 in the current quarter as compared to $3,316,000 recorded in the comparative period last year. A net increase in assets under management and an increase in current market values of positions contributed to the slight increase;

Interest and dividend income decreased $119,000, or 15%, to $675,000 in the current quarter as compared to $794,000 recorded in the comparative period last year. This decrease is primarily attributable to lower customer margin and free cash balances in place during the quarter;

Transaction fees and clearing services increased $138,000, or 9%, to $1,687,000 in the current quarter as compared to $1,549,000 recorded in the comparative period last year. This increase is directly associated with the increase in commission revenue and is primarily due to the slightly higher number of retail transactions processed during the period;

Tax preparation and accounting fees decreased $792,000, or 20%, to $3,144,000 in the current quarter as compared to $3,936,000 recorded in the comparative period last year. Several factors contributed to this decline including the continuing review and elimination of underperforming locations, as well as an increase in the number of extensions filed in the current tax season. Revenue associated with return extensions are recorded when completed;

Other revenue increased $253,000, or 272%, to $346,000 in the current quarter as compared to $93,000 recorded in the comparative period last year. This increase is due to the continuing growth of client participation in our fully paid stock lending program;

Operating Expenses

Total operating expenses increased $6,765,000, or 16%, to $48,182,000 in the current quarter as compared to $41,417,000 recorded in the comparative period last year.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions, compensation and fees	$41,761,000	$35,883,000	$5,878,000	16%
Clearing fees	618,000	527,000	91,000	17
Communications	682,000	812,000	(130,000)	(16)
Occupancy	937,000	969,000	(32,000)	(3)
License and registration	428,000	383,000	45,000	12
Professional fees	991,000	1,484,000	(493,000)	(33)
Interest	4,000	2,000	2,000	100
Depreciation and amortization	286,000	296,000	(10,000)	(3)
Other administrative expenses	2,475,000	1,061,000	1,414,000	133
Total Operating Expenses	$48,182,000	$41,417,000	$6,765,000	16%

Commissions, compensation, and fees increased $5,878,000, or 16%, to $41,761,000 in the current quarter as compared to $35,883,000 recorded in the comparative period last year. Commissions, compensation, and fees includes expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees. The increase in Investment banking revenue was primarily responsible for the increase in this expense category. Commissions and variable Investment banking compensation increased in line with the increase in revenues;

Clearing fees increased $91,000, or 17%, to $618,000 in the current quarter as compared to $527,000 recorded in the comparative period last year. This increase is directly associated with the increase in number of retail transactions processed during the period;

Communications expenses decreased $130,000, or 16%, to $682,000 in the current quarter as compared to $812,000 recorded in the comparative period last year. This decrease is attributable to management commitment to expense control such as the consolidation of vendors, reducing the overall cost;

Occupancy expenses decreased $32,000, or 3%, to $937,000 in the current quarter as compared to $969,000 recorded in the comparative period last year;

License and registration expense increased by $45,000, or 12%, to $428,000 in the current quarter as compared to $383,000 recorded in the comparative period last year. This increase is attributable to the continued implementation and enhancement of supervisory software;

Professional fees decreased by $493,000, or 33% to $991,000 in the current quarter as compared to $1,484,000 recorded in the comparative period last year. The decline in professional fees is the result of more normalized spending in the current fiscal quarter. The prior year period included professional fees associated with the Fortress acquisition in fiscal 2016;

Interest expense increased by $2,000, to $4,000 in the current quarter as compared to $2,000 recorded in the comparative period last year;

Depreciation and amortization expenses decreased $10,000, or 3% to $286,000 in the current quarter as compared to $296,000 recorded in the comparative period last year;

Other administrative expenses increased $1,414,000, or 133%, to $2,475,000 in the current quarter as compared to $1,061,000 recorded in the comparative period last year. This increase is attributable to higher provisions for potential arbitration settlements and higher insurance costs;

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Summary

Our six months ended March 31, 2017 resulted in an 18% increase in revenues and 12% increase in operating expenses. Investment banking revenues significantly increased with continued successful capital raises in conjunction with favorable market conditions. Commissions continued to improve from favorable market conditions, which included an increase in transaction volumes and therefore an associated increase in Transaction fees and clearing services. Tax preparation and accounting revenues declined noticeably due the continuing review and elimination of underperforming locations, as well as an increase in the number of extensions filed in the current tax season.

The majority of the increase in operating expenses is related to the commission expense generated by the increase in revenues. Other expenses also increased due to higher provisions for potential arbitration settlements and higher insurance costs.

Revenues

Total revenues increased $14,799,000, or 18%, to $96,453,000 in the six months ended March 31, 2017 as compared to $81,654,000 recorded in the comparative period last year.

	Six Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions	$48,499,000	$46,671,000	$1,828,000	4%
Net dealer inventory gains	4,877,000	5,143,000	(266,000)	(5)
Investment banking	25,909,000	12,186,000	13,723,000	113
Investment advisory	6,875,000	6,976,000	(101,000)	(1)
Interest and dividends	1,391,000	1,712,000	(321,000)	(19)
Transaction fees and clearing services	4,185,000	3,921,000	264,000	7
Tax preparation and accounting	4,000,000	4,836,000	(836,000)	(17)
Other	717,000	209,000	508,000	243
Total Revenues	$96,453,000	$81,654,000	$14,799,000	18%

Commissions revenue increased $1,828,000, or 4%, to $48,499,000 in the six months ended March 31, 2017 as compared to $46,671,000 recorded in the comparative period last year. Commissions increased primarily due to favorable markets and a diversified product base, which generated opportunities and liquidity events for our clients;

Net dealer inventory gains decreased $266,000, or 5%, to $4,877,000 in the six months ended March 31, 2017 as compared to $5,143,000 recorded in the comparative period last year. This business continues to demonstrate continued revenue compression resulting from increased regulatory pressures related to treasury bond trading, lack of volatility due to low interest rates, Fed rate hike uncertainty, and fixed income products falling out of favor due to higher equity market returns;

Investment banking fees increased $13,723,000, or 113%, to $25,909,000 in the six months ended March 31, 2017 as compared to $12,186,000 recorded in the comparative period last year. In addition to a very strong six months period in the number of  transactions executed, a broad selection of deals were brought to market during this period across various industries, which generated broad demand across our platform;

Investment advisory fees decreased $101,000, or 1%, to $6,875,000 in the six months ended March 31, 2017 as compared to $6,976,000 recorded in the comparative period last year;

Interest and dividends decreased $321,000, or 19%, to $1,391,000 in the six months ended March 31, 2017 as compared to $1,712,000 recorded in the comparative period last year. This decrease is primarily attributable to lower customer margin and free cash balances;

Transaction fees and clearing services increased $264,000, or 7%, to $4,185,000 in the six months ended March 31, 2017 as compared to $3,921,000 recorded in the comparative period last year. This increase is primarily due to higher number of retail transactions processed during the period;

Tax preparation and accounting fees decreased $836,000, or 17%, to $4,000,000 in the six months ended March 31, 2017 as compared to $4,836,000 recorded in the comparative period last year. This decrease is attributable to the elimination of underperforming locations as well as an increase in the number of extensions filed in the current tax season;

Other revenue increased $508,000, or 243%, to $717,000 in the six months ended March 31, 2017 from $209,000 recorded in the comparative period last year. This increase is due to the growth of our fully paid stock lending program since the end of last year;

Operating Expenses

Total operating expenses increased $9,422,000, or 12%, to $91,105,000 in the six months ended March 31, 2017 as compared to $81,683,000 recorded in the comparative period last year. The increase in total expenses is primarily due to the increase in Commissions and Investment banking revenues, which has a direct effect on compensation, variable fees and clearing costs. Other expenses increased due to higher provisions for potential arbitration settlements and higher insurance costs.

	Six Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions, compensation and fees	$79,020,000	$70,593,000	$8,427,000	12%
Clearing fees	1,356,000	1,290,000	66,000	5
Communications	1,404,000	1,641,000	(237,000)	(14)
Occupancy	1,944,000	1,904,000	40,000	2
License and registration	832,000	738,000	94,000	13
Professional fees	2,254,000	2,570,000	(316,000)	(12)
Interest	8,000	3,000	5,000	167
Depreciation and amortization	582,000	596,000	(14,000)	(2)
Other administrative expenses	3,705,000	2,348,000	1,357,000	58
Total Operating Expenses	$91,105,000	$81,683,000	$9,422,000	12%

Commissions, compensation, and fees increased $8,427,000, or 12%, to $79,020,000 in the six months ended March 31, 2017 as compared to $70,593,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue, net dealer inventory gains and investment banking, as well as compensation to our non-broker employees. The increase in commissions expense relative to the higher revenue earned in both Commissions and Investment banking revenues is the primarily factor of the increase in this category offset by a slight decrease in compensation paid on the other revenue categories;

Clearing fees increased $66,000, or 5%, to $1,356,000 in the six months ended March 31, 2017, as compared to $1,290,000 recorded in the comparative period last year. This increase is directly associated with the increase in number of retail transactions processed during the period;

Communications expenses decreased $237,000, or 14%, to $1,404,000 in the six months ended March 31, 2017, as compared to $1,641,000 recorded in the comparative period last year. This decrease is attributable to management commitment to expense control such as the consolidation of vendors thus reducing the overall cost;

Occupancy expenses increased $40,000, or 2%, to $1,944,000 in the six months ended March 31, 2017, as compared to $1,904,000 recorded in the comparative period last year;

License and registration fees increased $94,000, or 13%, to $832,000 in the six months ended March 31, 2017, as compared to $738,000 recorded in the comparative period last year. This increase is attributable to licenses for software applications as the company continues to invest in and implement technology enhancement;

Professional fees decreased $316,000, or 12%, to $2,254,000 in the six months ended March 31, 2017, as compared to $2,570,000 recorded in the comparative period last year. This decrease is attributable to the legal and professional fees associated with the Fortress transaction recorded last year;

Interest expense increased $5,000, or 167%, to $8,000 in the six months ended March 31, 2017, as compared to $3,000 recorded in the comparative period last year;

Depreciation and amortization expenses decreased $14,000, or 2%, to $582,000 in the six months ended March 31, 2017, as compared to $596,000 recorded in the comparative period last year;

Other administrative expenses increased $1,357,000, or 58%, to $3,705,000 in the six months ended March 31, 2017, as compared to $2,348,000 recorded in the comparative period last year. This increase is attributable to higher provisions for potential arbitration settlements and higher insurance costs;

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

For the three months ended March 31, 2017 and 2016, EBITDA, as adjusted, was $4,341,000 and $1,158,000, respectively. This increase of $3,183,000, or 275% resulted primarily from higher profit margin generated by the increase of revenues in Investment banking transactions and operating expense controls.

For the six months ended March 31, 2017 and 2016, EBITDA, as adjusted, was $6,488,000 and $993,000, respectively. This increase of $5,495,000 or 553%, resulted primarily from from higher profit margin generated by the increase of revenues in Investment banking transactions and retail commissions and operating expense controls.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income (loss), as reported	$3,874,000	$370,000	$8,934,000	$(82,000)
Interest expense	4,000	2,000	8,000	3,000
Income taxes (benefit)	1,736,000	245,000	2,414,000	53,000
Depreciation	89,000	116,000	187,000	223,000
Amortization	197,000	180,000	395,000	373,000
EBITDA	5,900,000	913,000	11,938,000	570,000
Non-cash compensation expense	183,000	62,000	183,000	99,000
Change in fair value of warrants	(1,773,000)	—	(5,865,000)	—
Forgivable loan amortization	161,000	183,000	362,000	324,000
Gain on disposal of Gilman branches	$(130,000)	$—	$(130,000)	$—
EBITDA, as adjusted	$4,341,000	$1,158,000	$6,488,000	$993,000

EBITDA, adjusted for forgivable loan amortization and non-cash compensation expense, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at March 31,		Average Balance during first six months of
	2017	2016	2017	2016
Cash	$24,344,000	$22,747,000	$22,738,000	$23,648,000
Receivables from broker-dealers and clearing organizations	2,813,000	3,552,000	3,010,000	4,046,000
Securities owned	3,406,000	510,000	2,323,000	1,223,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	18,736,000	15,980,000	17,749,000	16,223,000

We maintain a relatively high level of liquidity on our balance sheet. At both March 31, 2017 and 2016 respectively, 49% and 43% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. At March 31, 2017, National Securities had net capital of $7,924,058 which was $7,674,058 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2017, vFinance Investments had net capital of $2,167,442 which was $1,167,442 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 0.8 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

During the first six months of fiscal 2017 and 2016, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $354,000 and $267,000 during the first six months of fiscal 2017 and 2016, respectively.

Cash Flows for the Six Months Ended March 31, 2017 and 2016

	Six months ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$8,934,000	$(82,000)
Non-cash adjustments
Change in fair value of warrants issuable	(5,865,000)	—
Depreciation and amortization	582,000	596,000
Stock based compensation	183,000	99,000
Deferred tax expense (benefit)	714,000	33,000
Other	(114,000)	242,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	693,000	(1,812,000)
Accounts payable and accrued expenses and other liabilities	(720,000)	(685,000)
Prepaid expenses	(149,000)	(301,000)
Other	(1,285,000)	368,000
Net cash provided by (used in) operating activities	2,973,000	(1,542,000)

Cash flows from investing and financing activities
Acquisition of business	(19,000)	—
Purchase of fixed assets	(312,000)	(267,000)
Collection on notes receivable - disposal of Gilman branches	8,000	—
Repurchase of shares of common stock	—	(86,000)
Net cash used in investing and financing activities	(323,000)	(353,000)
Net increase (decrease) in cash	$2,650,000	$(1,895,000)

Net cash provided by operating activities increased $4,515,000 for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. The increase in net cash provided by operating activities was primarily due to higher operating revenues collected for the six months ended March 31, 2017.

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

The following table shows the fair values of our securities owned and securities sold, but not yet purchased as of March 31, 2017:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$272,000	$77,000
Municipal bonds	2,928,000	—
Restricted stock	206,000	—
Total	$3,406,000	$77,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of March 31, 2017 and September 30, 2016, the Company accrued approximately $1,131,000 and $832,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2015, the Board of Directors authorized the repurchase of up to $2 million of our common stock. Share repurchases, if any, could be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Board of Directors did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of our management. There were no share repurchases during the three and six months ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1
Asset Purchase Agreement, dated as of March 10, 2017, by and among the Company and The Williams Financial Group, Inc., WFG Investments, Inc., WFG Advisors, LP, WFG Strategic Alliance, Inc., Advisory Marketing Services, LLC, and WFG Management Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2017; File No. 001-12629).

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

May 15, 2017	By:	/s/ Michael Mullen
Michael Mullen
Chief Executive Officer
(Principal Executive Officer)

May 15, 2017	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1
Asset Purchase Agreement, dated as of March 10, 2017, by and among the Company and The Williams Financial Group, Inc., WFG Investments, Inc., WFG Advisors, LP, WFG Strategic Alliance, Inc., Advisory Marketing Services, LLC, and WFG Management Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2017; File No. 001-12629).

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