Form 10-Q
period 2017-06-30
NATIONAL HOLDINGS CORP
filed 2017-08-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2017	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, 25th Floor, New York, NY 10281
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

As of August 11, 2017 there were 12,437,916 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2017

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (Unaudited)	September 30, 2016
ASSETS
Cash	$28,205,000	$21,694,000
Restricted cash	1,380,000	354,000
Cash deposits with clearing organizations	1,040,000	1,030,000
Securities owned, at fair value	1,595,000	2,357,000
Receivables from broker-dealers and clearing organizations	2,786,000	3,357,000
Forgivable loans receivable	1,269,000	1,712,000
Other receivables, net	4,748,000	5,430,000
Prepaid expenses	1,155,000	1,910,000
Fixed assets, net	2,192,000	1,164,000
Intangible assets, net	5,119,000	5,704,000
Goodwill	6,226,000	6,531,000
Deferred tax asset, net	8,566,000	8,958,000
Other assets, principally refundable deposits	339,000	345,000
Total Assets	$64,620,000	$60,546,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, but not yet purchased, at fair value	$—	$298,000
Accrued commissions and payroll payable	11,255,000	11,940,000
Accounts payable and accrued expenses	8,508,000	7,166,000
Deferred clearing and marketing credits	838,000	995,000
Warrants issued in 2017 and issuable in 2016	8,832,000	14,055,000
Other	193,000	319,000
Total Liabilities	29,626,000	34,773,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at June 30, 2017 and 150,000,000 shares at September 30, 2016; 12,437,916 shares issued and outstanding at June 30, 2017 and September 30, 2016	248,000	248,000
Additional paid-in-capital	66,665,000	66,353,000
Accumulated deficit	(31,934,000)	(40,843,000)

Total National Holdings Corporation Stockholders’ Equity	34,979,000	25,758,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	34,994,000	25,773,000

Total Liabilities and Stockholders’ Equity	$64,620,000	$60,546,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2017	2016	2017	2016
Revenues
Commissions	$24,881,000	$25,051,000	$73,380,000	$71,722,000
Net dealer inventory gains	1,789,000	2,340,000	6,666,000	7,483,000
Investment banking	12,623,000	10,735,000	38,532,000	22,921,000
Investment advisory	3,604,000	3,361,000	10,480,000	10,337,000
Interest and dividends	675,000	702,000	2,065,000	2,415,000
Transaction fees and clearing services	1,649,000	1,591,000	5,834,000	5,512,000
Tax preparation and accounting	2,527,000	2,386,000	6,527,000	7,222,000
Other	299,000	176,000	1,016,000	385,000
Total Revenues	48,047,000	46,342,000	144,500,000	127,997,000

Operating Expenses
Commissions, compensation and fees	39,963,000	39,667,000	118,983,000	110,260,000
Clearing fees	470,000	509,000	1,826,000	1,798,000
Communications	690,000	786,000	2,094,000	2,427,000
Occupancy	972,000	982,000	2,916,000	2,886,000
License and registration	391,000	417,000	1,223,000	1,155,000
Professional fees	1,083,000	2,327,000	3,336,000	4,897,000
Interest	5,000	13,000	13,000	16,000
Depreciation and amortization	288,000	302,000	871,000	898,000
Other administrative expenses	3,610,000	1,624,000	7,315,000	3,973,000
Total Operating Expenses	47,472,000	46,627,000	138,577,000	128,310,000
Income (Loss) before Other Income (Expense) and Income Taxes	575,000	(285,000)	5,923,000	(313,000)

Other Income (Expense)
Gain on disposal of Gilman branches	—	—	130,000	—
Change in fair value of warrants	(642,000)	—	5,223,000	—
Other income	5,000	—	10,000	—
Total Other Income (Expense)	(637,000)	—	5,363,000	—
Income (Loss) before Income Taxes	(62,000)	(285,000)	11,286,000	(313,000)

Income tax expense (benefit)	(38,000)	(124,000)	2,377,000	(69,000)
Net Income (Loss)	$(24,000)	$(161,000)	$8,909,000	$(244,000)

Net income (loss) per share - Basic	$—	$(0.01)	$0.72	$(0.02)
Net income (loss) per share - Diluted	$—	$(0.01)	$0.72	$(0.02)

Weighted average number of shares outstanding - Basic	12,437,916	12,440,035	12,437,916	12,442,059
Weighted average number of shares outstanding - Diluted	12,437,916	12,440,035	12,459,834	12,442,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2017

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
	Shares	$
Balance, September 30, 2016	12,437,916	$248,000	$66,353,000	$(40,843,000)	$15,000	$25,773,000

Stock-based compensation – restricted stock units			312,000			312,000

Net income				8,909,000		8,909,000

Balance, June 30, 2017	12,437,916	$248,000	$66,665,000	$(31,934,000)	$15,000	$34,994,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Month Period Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,909,000	$(244,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Change in fair value of warrants	(5,223,000)	—
Depreciation and amortization	871,000	898,000
Amortization of forgivable loans to registered representatives	520,000	493,000
Stock-based compensation	312,000	125,000
Provision (recovery) for doubtful accounts	(274,000)	121,000
Amortization of deferred clearing credit	(157,000)	(157,000)
Increase in fair value of contingent consideration payable	21,000	12,000
Deferred tax expense (benefit)	392,000	(139,000)
Gain on disposal of Gilman branches	(130,000)	—
Changes in assets and liabilities
Restricted cash	(1,026,000)	(135,000)
Cash deposits with clearing organizations	(10,000)	(25,000)
Securities owned, at fair value	762,000	(635,000)
Receivables from broker-dealers and clearing organizations	571,000	(532,000)
Forgivable loans receivable	(77,000)	(933,000)
Other receivables, net	1,566,000	(264,000)
Prepaid expenses	755,000	89,000
Other assets, principally refundable deposits	6,000	206,000
Accounts payable, accrued expenses and other liabilities	(347,000)	(727,000)
Securities sold, but not yet purchased, at fair value	(298,000)	(32,000)
Net cash provided by (used in) operating activities	7,143,000	(1,879,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(19,000)	—
Purchase of fixed assets	(641,000)	(470,000)
Collection on notes receivable - disposal of Gilman branches	28,000	—
Net cash used in investing activities	(632,000)	(470,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares of common stock	—	(86,000)
Net cash used in financing activities	—	(86,000)

NET INCREASE (DECREASE) IN CASH	6,511,000	(2,435,000)

CASH BALANCE
Beginning of the period	21,694,000	24,642,000
End of the period	$28,205,000	$22,207,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$11,000	$16,000
Income taxes	$1,004,000	$76,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$665,000	$—
Business acquired:
Identifiable intangible asset acquired	$211,000	$—
Contingent consideration payable	(192,000)	—
Cash paid	$19,000	$—
Sale of Gilman branches:
Notes receivable (included in other receivables)	$638,000	$—
Disposal of goodwill	(305,000)	—
Disposal of intangible assets, net	(203,000)	—
Gain on disposal of Gilman branches	$130,000	$—

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of June 30, 2017 and for the three and nine months ended June 30, 2017 and 2016 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for additional disclosures and accounting policies.

Certain items in the condensed consolidated statement of operations for the fiscal 2016 period have been reclassified to conform to the presentation in the fiscal 2017 period. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

On September 9, 2016, a subsidiary of Fortress Biotech, Inc. (“Fortress”), acquired a controlling interest in the Company. See Note 19.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At June 30, 2017 and September 30, 2016, the receivables of $2,786,000 and $3,357,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s Investment advisory business.

Other receivables, net, at June 30, 2017 and September 30, 2016 of $4,748,000 and $5,430,000, respectively, principally represent (a) trailing fees of $1,196,000 and $1,250,000, respectively, (b) fees for tax and accounting services of $546,000 and $864,000, respectively, net of allowance for doubtful accounts of $307,000 and $581,000, respectively, (c) advances to registered representatives of $889,000 and $918,000, respectively, net of allowance for doubtful accounts of $154,000 for both periods, (d) receivable related to investment banking of $773,000 and $1,877,000, respectively, (e) receivable related to advisory fees of $486,000 and $597,000, respectively, and (f) notes receivable in the aggregate principal amount of $613,000 at June 30, 2017 from the sale of two Gilman branches (see Note 7).

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest rates ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2021. Forgiveness of loans amounted to $520,000 and $493,000 for the nine months ended June 30, 2017 and 2016, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of June 30, 2017 and September 30, 2016, no allowance for doubtful accounts was required.

Forgivable loan activity for the nine months ended June 30, 2017 is as follows:

Balance, October 1, 2016	$1,712,000
Additions	77,000
Amortization	(520,000)
Balance, June 30, 2017	$1,269,000

There were no unamortized loans outstanding at June 30, 2017 and September 30, 2016 attributable to registered representatives who ended their affiliation with the Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

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

The following tables present the carrying values and estimated fair values at June 30, 2017 and September 30, 2016 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	June 30, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$28,205,000	$28,205,000	$—	$28,205,000
Cash deposits with clearing organizations	1,040,000	1,040,000	—	1,040,000
Receivables from broker-dealers and clearing organizations	2,786,000	—	2,786,000	2,786,000
Forgivable loans receivable (1)	1,269,000	—	1,269,000	1,269,000
Other Receivables, Net	4,748,000	—	4,748,000	4,748,000
	$38,048,000	$29,245,000	$8,803,000	$38,048,000

Liabilities
Accrued commissions and payroll payable	11,255,000	—	11,255,000	11,255,000
Accounts payable and accrued expenses (2)	7,871,000	—	7,871,000	7,871,000
	$19,126,000	$—	$19,126,000	$19,126,000

(1)	Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.

(2)	Excludes contingent consideration liabilities of $637,000.

	September 30, 2016
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$21,694,000	$21,694,000	$—	$21,694,000
Cash deposits with clearing organizations	1,030,000	1,030,000	—	1,030,000
Receivables from broker-dealers and clearing organizations	3,357,000	—	3,357,000	3,357,000
Forgivable loans receivable (1)	1,712,000	—	1,712,000	1,712,000
Other Receivables, Net	5,430,000	—	5,430,000	5,430,000
	$33,223,000	$22,724,000	$10,499,000	$33,223,000

Liabilities
Accrued commissions and payroll payable	11,940,000	—	11,940,000	11,940,000
Accounts payable and accrued expenses (2)	6,742,000	—	6,742,000	6,742,000
	$18,682,000	$—	$18,682,000	$18,682,000

(1)	Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.

(2)	Excludes contingent consideration liabilities of $424,000.

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and September 30, 2016:

	June 30, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Corporate stocks	$70,000	$70,000	$—	$—	$70,000
Municipal bonds	1,333,000	816,000	517,000	—	1,333,000
Restricted stock	192,000	—	192,000	—	192,000
	$1,595,000	$886,000	$709,000	$—	$1,595,000

Liabilities
Contingent consideration	637,000	—	—	637,000	637,000
Warrants issued	8,832,000	—	8,832,000	—	8,832,000
	$9,469,000	$—	$8,832,000	$637,000	$9,469,000

	September 30, 2016
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Corporate stocks	$101,000	$101,000	$—	$—	$101,000
Municipal bonds	2,111,000	2,111,000	—	—	2,111,000
Restricted stock	145,000	—	145,000	—	145,000
	$2,357,000	$2,212,000	$145,000	$—	$2,357,000

Liabilities
Contingent consideration	424,000	—	—	424,000	424,000
Warrants issuable	14,055,000	—	14,055,000	—	14,055,000
Corporate stocks	298,000	298,000	—	—	298,000
	$14,777,000	$298,000	$14,055,000	$424,000	$14,777,000

NOTE 6. FIXED ASSETS

Fixed assets as of June 30, 2017 and September 30, 2016 consist of the following:

	June 30, 2017	September 30, 2016	Estimated Useful Lives
Equipment and software	$1,741,000	$1,036,000	5
Furniture and fixtures	338,000	163,000	5
Leasehold improvements	1,079,000	653,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	739,000	739,000	5
	3,897,000	2,591,000
Less accumulated depreciation and amortization	(1,705,000)	(1,427,000)
Fixed assets – net	$2,192,000	$1,164,000

Depreciation expense associated with fixed assets for the three months ended June 30, 2017 and 2016 was $91,000 and $122,000, respectively.

Depreciation expense associated with fixed assets for the nine months ended June 30, 2017 and 2016 was $278,000 and $345,000, respectively.

NOTE 7. BUSINESS COMBINATION, CONTINGENT CONSIDERATION AND DISPOSAL OF BRANCHES

Business Combination

In October 2016, Gilman acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of a cash payment at closing of $19,000 and contingent consideration payable in cash having a fair value of $192,000, for which a liability (included in Accounts payable and accrued expenses) was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the acquisition agreement, during the 36-month period following the closing up to a maximum of $225,600. The liability was valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liability will be revalued at each Balance Sheet date with changes therein recorded in earnings. The fair value of the acquired assets was allocated to customer relationships, which is being amortized over three years. Results of operations of the acquired business are included in the accompanying condensed consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, pro forma results are not presented.

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the nine months ended June 30, 2017 related to acquisitions:

Fair value of contingent consideration at September 30, 2016	$424,000
Fair value of contingent consideration in connection with above acquisition	192,000
Payments	—
Change in fair value	21,000
Fair value of contingent consideration at June 30, 2017	$637,000

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

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at June 30, 2017 and September 30, 2016:

	June 30, 2017
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,867,000	$2,508,000	$4,359,000	3-10
Non-compete	296,000	296,000	—	2
Gilman brand name	760,000	—	760,000	Indefinite
	$7,923,000	$2,804,000	$5,119,000

	September 30, 2016
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$2,025,000	$4,944,000	7-10
Non-compete	296,000	296,000	—	2
Gilman brand name	760,000	—	760,000	Indefinite
	$8,025,000	$2,321,000	$5,704,000

Amortization expense associated with intangible assets for the three months ended June 30, 2017 and 2016 was $197,000 and $180,000, respectively.

Amortization expense associated with intangible assets for the nine months ended June 30, 2017 and 2016 was $593,000 and $553,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ending September 30,
Three months ending September 30, 2017	$197,000
2018	790,000
2019	790,000
2020	719,000
2021	719,000
Thereafter	1,144,000
Total	$4,359,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2017 and September 30, 2016 consist of the following:

	June 30, 2017	September 30, 2016
Legal	$836,000	$1,346,000
Audit	148,000	198,000
Telecommunications	196,000	209,000
Data services	450,000	425,000
Regulatory	661,000	444,000
Settlements	2,633,000	832,000
Contingent consideration payable	636,000	424,000
Deferred rent	177,000	65,000
Income taxes payable	927,000	—
Other	1,844,000	3,223,000
Total	$8,508,000	$7,166,000

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

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2017	2016	2017	2016
Basic weighted-average shares	12,437,916	12,440,035	12,437,916	12,442,059
Effect of dilutive securities:
Options	—	—	186	—
Unvested restricted stock units	—	—	21,732	—
Warrants	—	—	—	—
Diluted weighted-average shares	12,437,916	12,440,035	12,459,834	12,442,059

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive as the instruments are out of the money:

	Three Month Period Ended June 30,			Nine Month Period Ended June 30,
	2017		2016	2017		2016
Options	1,206,000		1,224,500	1,207,333		1,311,167
Warrants	12,459,474	(a)	43,116	8,313,502	(a)	43,116
Restricted stock units	312,500		—	—		—
	13,977,974		1,267,616	9,520,835		1,354,283

(a) As the warrants are out of the money, in the diluted computation, no adjustment is made to net income (loss) to eliminate the change in fair value of the warrants.

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

NOTE 12. NEW ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers (Topic 606) which creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company beginning October 1, 2018, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its financial statements which, (1) for investment banking advisory arrangements may change the timing of revenue recognition depending on the number and nature of the performance obligations identified, (2) for underwriting expenses and costs of advisory services and related reimbursement revenue may need to be recognized on a gross basis, and (3) for costs to obtain a contract may need to be capitalized, amortized and reviewed regularly for impairment.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for the Company beginning October 1, 2018 for both interim and annual periods. Early adoption is permitted. The Company is currently assessing the impact that the adoption of ASU 2017-09 will have on its financial statements.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through October 2026, and as of June 30, 2017, is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Lease Payments
Three months ending September 30, 2017	$711,000
2018	3,138,000
2019	2,634,000
2020	2,415,000
2021	2,096,000
Thereafter	5,855,000
$16,849,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases, excluding sublease income, for the three months ended June 30, 2017 and 2016 was $929,000 and $961,000, respectively. Rental expense under all operating leases, excluding sublease income, for the nine months ended June 30, 2017 and 2016 was $2,854,000 and $2,880,000, respectively. Sublease income under all operating subleases for the three months ended June 30, 2017 and 2016 was approximately $2,000 and $35,000, respectively. Sublease income under all operating subleases for the nine months ended June 30, 2017 and 2016 was approximately $77,000 and $106,000, respectively.

As of June 30, 2017, the Company and its subsidiaries had three outstanding letters of credit, which have been issued in the maximum amount of $1,380,000 as security for property leases, and which are collateralized by the restricted cash as reflected in the condensed consolidated statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At June 30, 2017 and September 30, 2016, the Company accrued approximately $2,633,000 and $832,000, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the three and nine months ended June 30, 2017, the Company charged $2,326,000 and $3,322,000, respectively, to operations with respect to such matters and during the three and nine months ended June 30, 2016, the Company charged $362,000 and $525,000, respectively, to operations, which is included in other administrative expenses. The Company has included in "Professional fees" litigation and FINRA related expenses of $430,000 and $346,000 for the three months ended June 30, 2017 and 2016, respectively and $1,229,000 and $799,000 for the nine months ended June 30, 2017 and 2016, respectively.

NOTE 14. NET CAPITAL REQUIREMENTS

National Securities is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) (the "Rule"), which, among other things, requires the maintenance of minimum net capital. At June 30, 2017, National Securities had net capital of $10,464,721 which was $10,214,721 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2017, vFinance Investments had net capital of $1,534,147 which was $534,147 in excess of its required net capital of $1,000,000. vFinance Investments' ratio of aggregate indebtedness to net capital was 0.8 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

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

Stock Options

Information with respect to stock option activity during the nine months ended June 30, 2017 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	1,221,500	$6.51	$1.22	3.31	$—
Forfeited	(15,500)	$4.42	$1.99		$—
Outstanding at June 30, 2017	1,206,000	$6.54	$1.21	2.54	$—
Vested and exercisable at June 30, 2017	1,206,000	$6.54	$1.21	2.54	$—

As of September 30, 2016, all compensation expense associated with the grants of stock options had been recognized. During the three and nine months ended June 30, 2016, the Company recognized compensation expense of $26,000 and $125,000, respectively, related to stock options.

Warrants

The following table summarizes information about warrant activity during the nine months ended June 30, 2017:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at Outstanding at September 30, 2016	23,029	$5.00	0.75
Issued (Note 19)	12,437,916	$3.25	4.56
Forfeited or expired	(1,471)	$5.00
Outstanding and exercisable at June 30, 2017	12,459,474	$3.25	4.55

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

For the three and nine months ended June 30, 2017, the Company recognized compensation expense of $129,000 and $312,000, respectively, related to RSUs. At June 30, 2017, unrecognized compensation with respect to RSUs amounted to $1,150,000, assuming all performance-based compensation will vest.

In July 2017, the Company granted 625,000 RSUs to certain officers and senior managers of which 312,500 shall vest over four years, 156,250 shall vest based on the Company achieving certain performance criteria and 156,250 shall vest based on the Company achieving certain market criteria.

NOTE 16.  SHARE REPURCHASE

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management. During the three and nine months ended June 30, 2017, the Company did not repurchase any shares. During the nine months ended June 30, 2016, the Company repurchased 33,933 common shares at a cost of approximately $86,000.

NOTE 17. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes for the three and nine month periods ended June 30, 2017 and 2016 is based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate for the three and nine month periods ended June 30, 2017 and 2016 differs from the federal statutory income tax rate principally due to non-deductible expenses, state and local income taxes and non-taxable changes in the fair value of warrants. Further, the three month period in 2017 reflects a cumulation adjustment to reflect a reduction in the estimated annual effective tax rate.

At June 30, 2017, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three and nine months ended June 30, 2017 and 2016 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended June 30,
2017
Revenues	$45,520,000	$2,527,000	$—		$48,047,000
Pre-tax income (loss)	820,000	596,000	(1,478,000)	(a)	(62,000)
Assets	46,802,000	3,536,000	14,282,000	(b)	64,620,000
Depreciation and amortization	155,000	44,000	89,000		288,000
Interest	5,000	—	—		5,000
Capital expenditures	30,000	7,000	915,000		952,000
2016
Revenues	$43,956,000	$2,386,000	$—		$46,342,000
Pre-tax income (loss)	1,741,000	198,000	(2,224,000)	(c)	(285,000)
Assets	40,798,000	3,006,000	18,469,000	(b)	62,273,000
Depreciation and amortization	185,000	44,000	73,000		302,000
Interest	—	—	13,000		13,000
Capital expenditures	48,000	—	155,000		203,000

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Nine Months Ended June 30,
2017
Revenues	$137,973,000	$6,527,000	$—		$144,500,000
Pre-tax income	7,394,000	983,000	2,909,000	(d)	11,286,000
Assets	46,802,000	3,536,000	14,282,000	(b)	64,620,000
Depreciation and amortization	468,000	137,000	266,000		871,000
Interest	13,000	—	—		13,000
Capital expenditures	57,000	71,000	1,178,000		1,306,000
2016
Revenues	$120,775,000	$7,222,000	$—		$127,997,000
Pre-tax income (loss)	3,173,000	399,000	(3,885,000)	(c)	(313,000)
Assets	40,798,000	3,006,000	18,469,000	(b)	62,273,000
Depreciation and amortization	569,000	132,000	197,000		898,000
Interest	1,000	—	15,000		16,000
Capital expenditures	53,000	28,000	389,000		470,000

(a)	Consists of fair value loss on warrants and operating expenses not allocated to reportable segments.

(b)	Consists principally of deferred tax asset.

(c)	Consists of operating expenses not allocated to reportable segments.

(d)	Consists of fair value gain on warrants offset by operating expenses not allocated to reportable segments.

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

As the Company does not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement (which did not exist at September 30, 2016) may be considered outside of the Company’s control, net cash settlement of the warrants is assumed. Accordingly, as the Company was obligated to issue the warrants at September 30, 2016, and subsequently issued the warrants in January 2017, the fair value of the 12,437,916 warrants are being classified as a liability in the condensed consolidated statement of financial condition at June 30, 2017 and September 30, 2016. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in fair value of warrants” in the condensed consolidated statements of operations. As the warrants were registered and trading and the Company maintained an effective registration statement at June 30, 2017, fair value of the warrants was based on the market price. As of September 30, 2016, valuation was determined by use of the Black-Scholes option pricing model using the following assumptions:

Fiscal Year 2016
Dividend yield	0.00%
Expected volatility	38.20%
Risk-free interest rate	1.14%
Life (in years)	5

NOTE 20. RELATED PARTY TRANSACTIONS

During the three and nine months ended June 30, 2017, Investment Banking revenues include approximately $3,679,000 and $12,260,000, respectively, of fees related to placement of shares and warrants for Fortress and subsidiaries of Fortress.

NOTE 21. VARIABLE INTEREST ENTITIES

The Company has entered into agreements to provide investment banking and advisory services to numerous entities that are variable interest entities ("VIEs") under the accounting guidance. As the fee arrangements under such agreements are arm's-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company does not consolidate such VIEs. Fees attributable to such arrangements for the three months ended June 30, 2017 and 2016 were $6,071,000 and $6,283,000, respectively. Fees attributable to such arrangements for the nine months ended June 30, 2017 and 2016 were $14,033,000 and $13,335,000, respectively.

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

As of June 30, 2017, we had approximately 1,093 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 31 Company offices located in New York, New Jersey, Florida, Texas and Washington, we had approximately 121 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary

Our third quarter ended June 30, 2017 resulted in 4% increase in revenues and 2% increase in operating expenses. Investment banking continued to provide high demand deals that were sold across various industry segments in conjunction with favorable market conditions. Our trading business continues to be weaker when comparing to prior year quarters principally due to low U.S. treasury market volatility and the termination of a client relationship.

The increase in operating expenses is due to higher provisions for potential arbitration settlements and higher insurance costs offset in part by a decrease in professional fees associated with the Fortress transaction recorded last year.

Revenues

Total revenues increased $1,705,000, or 4%, to $48,047,000, in the current quarter as compared to $46,342,000 recorded in the comparative period last year.

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions	$24,881,000	$25,051,000	$(170,000)	(1)%
Net dealer inventory gains	1,789,000	2,340,000	(551,000)	(24)
Investment banking	12,623,000	10,735,000	1,888,000	18
Investment advisory	3,604,000	3,361,000	243,000	7
Interest and dividends	675,000	702,000	(27,000)	(4)
Transaction fees and clearing services	1,649,000	1,591,000	58,000	4
Tax preparation and accounting	2,527,000	2,386,000	141,000	6
Other	299,000	176,000	123,000	70
Total Revenues	$48,047,000	$46,342,000	$1,705,000	4%

Commissions decreased $170,000, or 1%, to $24,881,000 in the current quarter as compared to $25,051,000 recorded in the comparative period last year;

Net dealer inventory gains, decreased $551,000, or 24%, to $1,789,000 in the current quarter as compared to $2,340,000 recorded in the comparative period last year. The lack of volatility and yields in the U.S. treasury markets coupled with regulatory pressures surrounding large financial institutional proprietary trading have reduced counter party transactional activity in the government fixed income market. The company also terminated a trading relationship with a client during the current quarter that management believed was in the best interest of the company;

Investment banking fees increased $1,888,000, or 18%, to $12,623,000 in the current quarter as compared to $10,735,000 recorded in the comparative period last year. A broad selection of deals across various industries increased product offerings and generated solid demand across our platform;

Investment advisory fees increased $243,000, or 7%, to $3,604,000 in the current quarter as compared to $3,361,000 recorded in the comparative period last year. A net increase in assets under management and an increase in current market values of positions contributed to the increase;

Interest and dividend income decreased $27,000, or 4%, to $675,000 in the current quarter as compared to $702,000 recorded in the comparative period last year;

Transaction fees and clearing services increased $58,000, or 4%, to $1,649,000 in the current quarter as compared to $1,591,000 recorded in the comparative period last year;

Tax preparation and accounting fees increased $141,000, or 6%, to $2,527,000 in the current quarter as compared to $2,386,000 recorded in the comparative period last year. This increase is directly associated with the number of extensions filed in the prior quarter for which tax returns were completed and filed during the current quarter;

Other revenue increased $123,000, or 70%, to $299,000 in the current quarter as compared to $176,000 recorded in the comparative period last year. This increase is due to the continuing growth of client participation in our fully paid stock lending program;

Operating Expenses

Total operating expenses increased $845,000, or 2%, to $47,472,000 in the current quarter as compared to $46,627,000 recorded in the comparative period last year.

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions, compensation and fees	$39,963,000	$39,667,000	$296,000	1%
Clearing fees	470,000	509,000	(39,000)	(8)
Communications	690,000	786,000	(96,000)	(12)
Occupancy	972,000	982,000	(10,000)	(1)
License and registration	391,000	417,000	(26,000)	(6)
Professional fees	1,083,000	2,327,000	(1,244,000)	(53)
Interest	5,000	13,000	(8,000)	(62)
Depreciation and amortization	288,000	302,000	(14,000)	(5)
Other administrative expenses	3,610,000	1,624,000	1,986,000	122
Total Operating Expenses	$47,472,000	$46,627,000	$845,000	2%

Commissions, compensation, and fees increased $296,000, or 1%, to $39,963,000 in the current quarter as compared to $39,667,000 recorded in the comparative period last year. Commissions, compensation, and fees includes expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees. The increase in Investment banking revenue was primarily responsible for the increase in this expense category;

Clearing fees decreased $39,000, or 8%, to $470,000 in the current quarter as compared to $509,000 recorded in the comparative period last year. This decrease is directly associated with the reduction in the number of retail transactions processed during the period;

Communications expenses decreased $96,000, or 12%, to $690,000 in the current quarter as compared to $786,000 recorded in the comparative period last year. This decrease is attributable to management commitment to expense control such as the consolidation of vendors thus reducing the overall cost;

Occupancy expenses decreased $10,000, or 1%, to $972,000 in the current quarter as compared to $982,000 recorded in the comparative period last year;

License and registration expense decreased by $26,000, or 6%, to $391,000 in the current quarter as compared to $417,000 recorded in the comparative period last year;

Professional fees decreased by $1,244,000, or 53% to $1,083,000 in the current quarter as compared to $2,327,000 recorded in the comparative period last year. The decrease in professional fees is the result of more normalized spending in the current fiscal quarter. The prior year period included professional fees associated with the Fortress transaction;

Interest expense decreased by $8,000, to $5,000 in the current quarter as compared to $13,000 recorded in the comparative period last year;

Depreciation and amortization expenses decreased $14,000, or 5% to $288,000 in the current quarter as compared to $302,000 recorded in the comparative period last year;

Other administrative expenses increased $1,986,000, or 122%, to $3,610,000 in the current quarter as compared to $1,624,000 recorded in the comparative period last year. This increase is attributable to higher provisions for potential arbitration settlements, technology spending and higher insurance costs;

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Summary

Our nine months ended June 30, 2017 resulted in a 13% increase in revenues and 8% increase in operating expenses. Investment banking revenues significantly increased with continued successful capital raises in conjunction with favorable market conditions. These revenues coupled with a 2% increase in commissions accounted for the overall increase.

The majority of the increase in operating expenses is related to the commission expense generated by the overall increase in revenues. Other expenses also increased due to higher provisions for potential arbitration settlements, technology spending and higher insurance costs.

Revenues

Total revenues increased $16,503,000, or 13%, to $144,500,000 in the nine months ended June 30, 2017 as compared to $127,997,000 recorded in the comparative period last year.

	Nine Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions	$73,380,000	$71,722,000	$1,658,000	2%
Net dealer inventory gains	6,666,000	7,483,000	(817,000)	(11)
Investment banking	38,532,000	22,921,000	15,611,000	68
Investment advisory	10,480,000	10,337,000	143,000	1
Interest and dividends	2,065,000	2,415,000	(350,000)	(14)
Transaction fees and clearing services	5,834,000	5,512,000	322,000	6
Tax preparation and accounting	6,527,000	7,222,000	(695,000)	(10)
Other	1,016,000	385,000	631,000	164
Total Revenues	$144,500,000	$127,997,000	$16,503,000	13%

Commissions revenue increased $1,658,000, or 2%, to $73,380,000 in the nine months ended June 30, 2017 as compared to $71,722,000 recorded in the comparative period last year. Commissions increased primarily due to favorable markets and a diversified product base, which generated opportunities and liquidity events for our clients;

Net dealer inventory gains decreased $817,000, or 11%, to $6,666,000 in the nine months ended June 30, 2017 as compared to $7,483,000 recorded in the comparative period last year. This business continues to demonstrate revenue compression resulting from increased regulatory pressures related to treasury bond trading, lack of volatility due to low interest rates, Fed rate hike uncertainty, and fixed income products falling out of favor due to higher equity market returns. The company also terminated a trading relationship with a client during the current quarter that management believed was in the best interest of the company;

Investment banking fees increased $15,611,000, or 68%, to $38,532,000 in the nine months ended June 30, 2017 as compared to $22,921,000 recorded in the comparative period last year. In addition to a very strong nine month period in the number of  transactions executed, a broad selection of deals were brought to market during this period across various industries, which generated broad demand across our platform;

Investment advisory fees increased $143,000, or 1%, to $10,480,000 in the nine months ended June 30, 2017 as compared to $10,337,000 recorded in the comparative period last year;

Interest and dividends decreased $350,000, or 14%, to $2,065,000 in the nine months ended June 30, 2017 as compared to $2,415,000 recorded in the comparative period last year. This decrease is primarily attributable to lower customer margin and free cash balances;

Transaction fees and clearing services increased $322,000, or 6%, to $5,834,000 in the nine months ended June 30, 2017 as compared to $5,512,000 recorded in the comparative period last year. This increase is primarily due to higher number of retail transactions processed during the period;

Tax preparation and accounting fees decreased $695,000, or 10%, to $6,527,000 in the nine months ended June 30, 2017 as compared to $7,222,000 recorded in the comparative period last year. This decrease is attributable to the elimination of underperforming locations;

Other revenue increased $631,000, or 164%, to $1,016,000 in the nine months ended June 30, 2017 from $385,000 recorded in the comparative period last year. This increase is due to the growth of our fully paid stock lending program since the end of last year;

Operating Expenses

Total operating expenses increased $10,267,000, or 8%, to $138,577,000 in the nine months ended June 30, 2017 as compared to $128,310,000 recorded in the comparative period last year. The increase in total expenses is primarily due to the increase in Commissions and Investment banking revenues, which has a direct effect on compensation, variable fees and clearing costs. Other expenses increased due to higher provisions for potential arbitration settlements, technology spending and higher insurance costs.

	Nine Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions, compensation and fees	$118,983,000	$110,260,000	$8,723,000	8%
Clearing fees	1,826,000	1,798,000	28,000	2
Communications	2,094,000	2,427,000	(333,000)	(14)
Occupancy	2,916,000	2,886,000	30,000	1
License and registration	1,223,000	1,155,000	68,000	6
Professional fees	3,336,000	4,897,000	(1,561,000)	(32)
Interest	13,000	16,000	(3,000)	(19)
Depreciation and amortization	871,000	898,000	(27,000)	(3)
Other administrative expenses	7,315,000	3,973,000	3,342,000	84
Total Operating Expenses	$138,577,000	$128,310,000	$10,267,000	8%

Commissions, compensation, and fees increased $8,723,000, or 8%, to $118,983,000 in the nine months ended June 30, 2017 as compared to $110,260,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue, net dealer inventory gains and investment banking, as well as compensation to our non-broker employees. The increase in commissions expense relative to the higher revenue earned in both Commissions and Investment banking revenues is the primarily factor of the increase in this category offset by a slight decrease in compensation paid on the other revenue categories;

Clearing fees increased $28,000, or 2%, to $1,826,000 in the nine months ended June 30, 2017, as compared to $1,798,000 recorded in the comparative period last year;

Communications expenses decreased $333,000, or 14%, to $2,094,000 in the nine months ended June 30, 2017, as compared to $2,427,000 recorded in the comparative period last year. This decrease is attributable to management commitment to expense control such as the consolidation of vendors thus reducing the overall cost;

Occupancy expenses increased $30,000, or 1%, to $2,916,000 in the nine months ended June 30, 2017, as compared to $2,886,000 recorded in the comparative period last year;

License and registration fees increased $68,000, or 6%, to $1,223,000 in the nine months ended June 30, 2017, as compared to $1,155,000 recorded in the comparative period last year. This increase is attributable to licenses for software applications as the company continues to invest in and implement technology enhancement;

Professional fees decreased $1,561,000, or 32%, to $3,336,000 in the nine months ended June 30, 2017, as compared to $4,897,000 recorded in the comparative period last year. This decrease is attributable to the legal and professional fees associated with the Fortress transaction recorded last year;

Interest expense decreased $3,000, or 19%, to $13,000 in the nine months ended June 30, 2017, as compared to $16,000 recorded in the comparative period last year;

Depreciation and amortization expenses decreased $27,000, or 3%, to $871,000 in the nine months ended June 30, 2017, as compared to $898,000 recorded in the comparative period last year;

Other administrative expenses increased $3,342,000, or 84%, to $7,315,000 in the nine months ended June 30, 2017, as compared to $3,973,000 recorded in the comparative period last year. This increase is attributable to higher provisions for potential arbitration settlements, technology improvements and higher insurance costs;

NON-GAAP INFORMATION

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

For the three months ended June 30, 2017 and 2016, EBITDA, as adjusted, was $1,160,000 and $225,000, respectively. This increase of $935,000, or 416% resulted primarily from higher profit margin generated by the increase of revenues in Investment banking transactions and changes in operating expenses recognized over the comparative period last year.

For the nine months ended June 30, 2017 and 2016, EBITDA, as adjusted, was $7,649,000 and $1,219,000, respectively. This increase of $6,430,000 or 527%, resulted primarily from from higher profit margin generated by the increase of revenues in Investment banking transactions and retail commissions and operating expense controls.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income (loss), as reported	$(24,000)	$(161,000)	$8,909,000	$(244,000)
Interest expense	5,000	13,000	13,000	16,000
Income taxes (benefit)	(38,000)	(124,000)	2,377,000	(69,000)
Depreciation	91,000	122,000	278,000	345,000
Amortization	197,000	180,000	593,000	553,000
EBITDA	231,000	30,000	12,170,000	601,000
Non-cash compensation expense	129,000	26,000	312,000	125,000
Change in fair value of warrants	642,000	—	(5,223,000)	—
Forgivable loan amortization	158,000	169,000	520,000	493,000
Gain on disposal of Gilman branches	$—	$—	$(130,000)	$—
EBITDA, as adjusted	$1,160,000	$225,000	$7,649,000	$1,219,000

EBITDA, adjusted for forgivable loan amortization, non-cash compensation expense and other non-recurring items, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at June 30,		Average Balance during first nine months of
	2017	2016	2017	2016
Cash	$28,205,000	$22,207,000	$24,105,000	$22,964,000
Receivables from broker-dealers and clearing organizations	2,786,000	3,610,000	2,954,000	3,246,000
Securities owned	1,595,000	1,522,000	2,141,000	907,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	19,763,000	15,963,000	18,253,000	16,158,000

We maintain a relatively high level of liquidity on our balance sheet. At both June 30, 2017 and 2016 respectively, 50% and 44% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. At June 30, 2017, National Securities had net capital of $10,464,721 which was $10,214,721 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2017, vFinance Investments had net capital of $1,534,147 which was $534,147 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 0.8 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

During the first nine months of fiscal 2017 and 2016, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $1,306,000 and $470,000 during the first nine months of fiscal 2017 and 2016, respectively.

Cash Flows for the Nine Months Ended June 30, 2017 and 2016

	Nine months ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$8,909,000	$(244,000)
Non-cash adjustments
Change in fair value of warrants issuable	(5,223,000)	—
Depreciation and amortization	871,000	898,000
Stock based compensation	312,000	125,000
Deferred tax expense (benefit)	392,000	(139,000)
Other	(20,000)	469,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	2,060,000	(1,729,000)
Accounts payable and accrued expenses and other liabilities	(347,000)	(727,000)
Prepaid expenses	755,000	89,000
Other	(566,000)	(621,000)
Net cash provided by (used in) operating activities	7,143,000	(1,879,000)

Cash flows from investing and financing activities
Acquisition of business	(19,000)	—
Purchase of fixed assets	(641,000)	(470,000)
Collection on notes receivable - disposal of Gilman branches	28,000	—
Repurchase of shares of common stock	—	(86,000)
Net cash used in investing and financing activities	(632,000)	(556,000)
Net increase (decrease) in cash	$6,511,000	$(2,435,000)

Net cash provided by operating activities increased $9,022,000 for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. The increase in net cash provided by operating activities was primarily due to higher operating revenues collected for the nine months ended June 30, 2017.

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

The following table shows the fair values of our securities owned as of June 30, 2017:

Securities owned
Corporate stocks	$70,000
Municipal bonds	1,333,000
Restricted stock	192,000
Total	$1,595,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of June 30, 2017 and September 30, 2016, the Company accrued approximately $2,633,000 and $832,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2015, the Board of Directors authorized the repurchase of up to $2 million of our common stock. Share repurchases, if any, could be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Board of Directors did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of our management. There were no share repurchases during the three and nine months ended June 30, 2017.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

August 14, 2017	By:	/s/ Michael Mullen
Michael Mullen
Chief Executive Officer
(Principal Executive Officer)

August 14, 2017	By:	/s/ Glenn C. Worman
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