Form 10-K
period 2017-09-30
NATIONAL HOLDINGS CORP
filed 2017-12-22
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2017
Commission File No: 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact Name of Registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Vesey Street, 25th Floor, New York, NY 10281
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒  NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

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

At March 31, 2017, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $2.83 per share for the registrant's common stock, as quoted on the NASDAQ Capital Market was approximately $6,589,980.

As of November 30, 2017, there were 12,437,916 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof of this Annual Report on Form 10-K.

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

Our broker-dealer subsidiaries consist of National Securities Corporation, a Washington corporation (“National Securities” or “NSC”), and vFinance Investments, Inc., a Florida corporation (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, New York; Boca Raton, Florida; and Seattle, Washington. Our Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC") and the Commodities and Futures Trading Commission ("CFTC"), are members of the Financial Industry Regulatory Authority ("FINRA"), Securities Investor Protection Corporation (the "SIPC") and the National Futures Association ("NFA").

Our brokers operate either as independent contractors or employees. An independent contractor registered representative, who becomes an affiliate of a Broker-Dealer Subsidiary, typically establishes his or her own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, computer and other equipment, market data, software and general office supplies. As a result, the independent contractor registered representative is entitled to retain a higher percentage of the commissions generated by his or her sales than a registered representative employee at a traditional employee-based brokerage firm. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for lower production independent contractor registered representatives. A registered representative employee is provided with office space, technology, regulatory support and administrative support in exchange for a lower retention percentage of his or her production.

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

Fortress Transaction

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

Stockholders Rights Agreement

In connection with the execution and delivery of the Merger Agreement, we entered into a Stockholders Rights Agreement with FBIO Acquisition (the “Stockholder Rights Agreement”). The Stockholder Rights Agreement, which became effective September 12, 2016, provides FBIO Acquisition with certain director nomination rights with respect to our Board. Specifically, commencing with our 2016 annual meeting of our stockholders, and continuing through September 12, 2019, for so long as FBIO Acquisition holds any shares of our common stock, FBIO Acquisition will have the right to designate for nomination by our Board (or the relevant committee thereof) all directors to be elected at any annual or special meeting of our stockholders. As a result of the rights granted to FBIO Acquisition under the Stockholder Rights Agreement, FBIO Acquisition will be able to control the composition of our Board, and thereby will be able to significantly influence our corporate actions.

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

Dividend Warrants

In the Merger Agreement, we agreed to set a record date within ninety days following the Acceptance Time with respect to the distribution to our stockholders of warrants to purchase one share of our common stock for every share of our common stock owned at an exercise price of $3.25 per share (the “Dividend Warrants”). We announced on October 26, 2016 that we had established December 9, 2016 as the record date with respect to the Dividend Warrants.

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

Recent Developments

Board of Director Changes

Effective April 11, 2017, Michael T. Eustace resigned from the Board of Directors of the Company and on May 16, 2017, the Board appointed Michael E. Singer to the Board.

Officer Changes

On January 3, 2017, Michael Mullen was appointed as Co-Chief Executive Officer of the Company. Effective January 31, 2017, the other Co-Chief Executive Officer of the Company, Robert B. Fagenson resigned from his position as Co-Chief Executive Officer of the Company and Mr. Mullen assumed the position of sole Chief Executive Officer of the Company. Mr. Fagenson continues to serve as a member of the Board of Directors of the Company and as the Vice Chairman of the Board.

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

Financial Information about Industry Segments

We realized approximately 82% of our total revenues in fiscal year 2017 from brokerage services, principal and agency transactions, and investment banking. During fiscal year 2017, brokerage services consisting of retail brokerage commissions represented 51% of total revenues, principal and agency transactions consisting of net dealer inventory gains represented 8% of total revenues, and investment banking, consisting of corporate finance commissions and fees, represented 23% of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The brokerage services provided by our registered representatives and investment advisors include execution of purchases and sales of stocks, options, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In fiscal year 2017, stocks and options represented approximately 56% of our business, bonds represented approximately 9% of our business, and mutual funds, annuities and various other securities made up approximately 28% of our business. The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

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

Payments to both our independent and employee registered representatives are based on commissions generated and represent a variable cost rather than a fixed cost of operating our business. Commission expense represents a significant majority of our total expenses. We work to control our fixed costs in order to achieve profitability based upon our expectation of market conditions and the related level of revenues. Historically, most of our investment executives served as independent contractors responsible for providing their own office facilities, sales assistants, telephone, Internet, computer and other equipment, software, market data, supplies and other items of overhead. As of September 30, 2017, we had a total of approximately 1,070 associates of which 320 were employees and 750 were independent contractors. Of these associates, approximately 730 were registered representatives. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining our obligations for federal and state withholding, unemployment and social security taxes.

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

Broker Dealer Trading

Our Broker-Dealer Subsidiaries buy and may maintain inventories in equity securities as “market-makers” for sale of those securities to other dealers and to our customers. We may also maintain inventories in corporate, government and municipal debt securities for sale to customers. The level of our market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets. As of September 30, 2017 , we made markets in approximately 750 micro and small-cap NASDAQ and other exchange-listed and over the counter quoted stocks. We anticipate that we will continue market-making trading activity in the future, which may include securities of companies for which we managed or co-managed a public offering.

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

Investment Banking

We provide corporate finance and investment banking services, including underwriting the sale of securities to the public in both initial and follow-on offerings and arranging for the private placement of securities with investors. Our investment banking services require a short term commitment of capital. Our corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. Corporate finance revenues are generated from capital raising transactions of equity and debt securities and fees for strategic advisory services. Recognizing the diversity of our clients, we plan to work closely with our independent advisors to identify key additional investment banking verticals that we can strengthen to enhance our offerings to our clients.

Among the areas in which we intend to enhance our presence is biotechnology and healthcare. We already have a very successful emerging biotechnology and healthcare investment banking business, which accounted for approximately 52% of all investment banking revenues for the year ended September 30, 2017. Investment banking revenues during the 12 month period ended September 30, 2017, on account of financings conducted by us for Fortress and its affiliated companies, represented approximately 62% of our biotech and healthcare investment banking revenues.

On October 26, 2016, we announced that our healthcare related investment banking and research businesses will operate under the name OPN Capital Markets. We believe that with our contacts in the biotech community, we can attract to our company key biotech investment bankers as well as make introductions to biotech companies seeking financing.

Investment Advisory Services

NAM, a wholly-owned subsidiary of our company and a SEC-registered investment advisor, offers advisory services described below to clients in various programs. Under such customized engagements, clients authorize NAM to purchase and sell securities on a discretionary or non-discretionary basis (depending on the program) pursuant to investment objectives chosen by the client. The client’s Investment Advisory Representative (“IAR”) obtains the essential facts from the client, and assists in determining the appropriate program. The IAR provides ongoing investment advice and management that is tailored to the individual needs of the client through a review of the investment profile and objectives of the client. Depending on the program selected and the client’s profile and objectives, the types of securities that may be purchased or sold include mutual funds, ETFs, equities, options, fixed income securities, structured notes and partnership interests in real estate, oil and gas, as well as management of variable annuity sub-accounts. Clients generally may impose reasonable restrictions on investing in certain securities or groups of securities.

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

Tax Preparation and Accounting Services

We provide tax preparation and small business accounting services through our wholly-owned subsidiary, Gilman. Tax preparation business is conducted predominantly during the period from February through April of each year. During the 2017 tax year season, Gilman prepared approximately 17,000 federal, state and local tax returns.

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

In addition, as registered broker-dealers and members of FINRA, the Broker-Dealer Subsidiaries are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Net Capital Rule"), which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid overstating of the broker-dealer's net capital.

In February 2015, pursuant to a directive from FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2017, National Securities had net capital of $9,231,587 which was $8,981,587 in excess of its required net capital of $250,000.

vFinance Investments is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2017, vFinance Investments had net capital of $1,397,346 which was $397,346 in excess of its required net capital of $1,000,000. vFinance Investments ratio of aggregate indebtedness to net capital was .8 to 1.

Each of National Securities and vFinance Investments is exempt from the provisions of the SEC's Customer Protection Rule 15c3-3 (the "Customer Protection Rule"), since each is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

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

Intellectual Property

We own the following federally registered marks: vFinance, Inc.®, vFinance.com, Inc.®, AngelSearch® and Gilman Ciocia®.

Employees

As of September 30, 2017, our company’s personnel consisted of the following:

Position	Salaried Employees	Independent Contractors	Total
Officers	14	—	14
Administration	185	171	356
Brokers	37	568	605
Traders	29	—	29
Investment Bankers	9	—	9
Advisors	1	7	8
Accountants and tax preparers	45	4	49
Totals	320	750	1,070

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

Item 1A. RISK FACTORS

The financial statements contained in this report and the related discussions describe and analyze our financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results, however, are not necessarily indicative of our future performance or financial condition. We, therefore, have included the following discussion of certain factors that could affect our future performance or financial condition. These factors could cause our future performance or financial condition to differ materially from our prior performance or financial condition or from management’s expectations or estimates of our future performance or financial condition. These factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations.

Risks Related to Our Business

We may not be able to sustain profitability.

We reported pretax income of approximately $16,579,000 in fiscal year 2017 as compared to pretax loss of approximately $(2,469,000) in fiscal year 2016. There is no assurance that we will be profitable in the future. If we are unable to sustain profitability, we may need to curtail, suspend or terminate certain operations.

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

National Securities is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At September 30, 2017, National Securities had net capital of $9,231,587 which was $8,981,587 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the Customer Protection Rule, since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2017, vFinance Investments had net capital of $1,397,346 which was $397,346 in excess of its required net capital of $1,000,000. At such date, vFinance Investments' ratio of aggregate indebtedness to net capital was .8 to 1. vFinance Investments is also exempt from the provisions of the Customer Protection Rule, since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the Net Capital Rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The Net Capital Rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer. The Broker-Dealer Subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below the minimum requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if the Net Capital Rule is changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain present levels of business, which could have a material adverse effect on our business.

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

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, our profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments. We act as a market maker in publicly traded shares of common stock. In market making transactions, we undertake the risk of price changes on the stock we hold in positions, or being unable to resell the shares of common stock we hold, or being unable to purchase the common stock we have sold but not yet purchased. These risks are heightened by the illiquidity of many of the shares of common stock we trade and/or in which we make a market. Any losses from our trading activities, including as a result of unauthorized trading by our employees, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

In April 2016, the U.S. Department of Labor promulgated new fiduciary regulations which became applicable on June 9, 2017. These regulations may cause our brokers, our independent contractor registered representatives and us to become fiduciaries for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and/or Section 4975 of the Internal Revenue Code of 1986, as amended. In order to comply with the fiduciary obligations so imposed we may have to change the manner in which we do business with investors subject to ERISA and/or Section 4975 of the Internal Revenue Code, such as IRAs and small pension plans. The Department of Labor extended from January 1, 2018, until July 1, 2019, the date for compliance with certain provisions of the fiduciary regulations. It is unknown at this time what effect full implementation of these fiduciary regulations may have on our business, if any.

Risks Related to our Common Stock

Our principal stockholders, including our principal stockholder, FBIO Acquisition, as well as our directors and officers, control a large percentage of shares of our common stock, and can control our corporate actions.

Immediately following the closing of the tender offer by FBIO Acquisition on September 12, 2016, FBIO Acquisition owned approximately 56.6% of our issued and outstanding shares of common stock and approximately 51.4% of our outstanding common stock on a fully-diluted basis (or approximately 62.9% and 57.2%, respectively, after giving effect to the voting agreements that FBIO Acquisition and Fortress entered into with certain of our officers and directors in connection with the execution and delivery of the Merger Agreement), in each case, without giving effect to the issuance or exercise of the Dividend Warrants. Accordingly, FBIO Acquisition can control most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions. The concentration of the ownership of the shares of our common stock by FBIO Acquisition may also serve to limit the trading volume of our common stock. FBIO Acquisition is a wholly-owned subsidiary of Fortress, whose common stock is traded on the NASDAQ Capital Market.

The control by our principal stockholder is evidenced, in part, by the Stockholder Rights Agreement. Under the Stockholder Rights Agreement, commencing with our 2016 annual meeting of our stockholders, and continuing through September 12, 2019, for so long as FBIO Acquisition holds any shares of our common stock, FBIO Acquisition will have the right to designate for nomination by our board of directors (or the relevant committee thereof) all directors to be elected at any annual or special meeting of our stockholders. As a result, FBIO Acquisition will be able to control the composition of our board of directors, and it will thereby be able to significantly influence our corporate actions.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol "NHLD". Traditionally, the trading volume of our common stock has been limited. For example, for the 30 trading days ending on September 30, 2017, the average daily trading volume was approximately 6,900 shares per day. During such 30-day period the closing price of our common stock ranged from a high of $2.75 to a low of $2.51. We expect that this limited trading volume will continue due to the concentrated ownership of our common stock by FBIO Acquisition. Because of this limited trading volume, holders of our common stock may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

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

At September 30, 2017, there are no shares of our preferred stock outstanding. The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of our company.

The NASDAQ Capital Market imposes listing standards on our common stock that we may not be able to fulfill, thereby leading to a possible delisting of our common stock.

As a listed NASDAQ Capital Market company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our Board and the committees thereof, the holding of an annual meeting of our stockholders, minimum bid price of our common stock and minimum stockholders equity. The failure to meet these or other NASDAQ Capital Market requirements may result in the de-listing of our common stock from the NASDAQ Capital Market, which could adversely affect the liquidity and market price of our common stock.

Related to the foregoing, on October 3, 2016, we received a letter from the staff of the Listing Qualifications Department of The NASDAQ Stock Market (“NASDAQ”) notifying us that we no longer comply with NASDAQ Listing Rule 5620(a) for continued listing due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended September 30, 2015 (the last meeting of stockholders was held on August 18, 2015). We were advised by NASDAQ on October 25, 2016 that it had determined to grant to us an extension of time to hold an annual meeting of our stockholders until January 31, 2017. We held an annual meeting of our stockholders on Thursday, January 26, 2017. On January 30, 2017, we received a letter from the staff of the Listing Qualifications Department of NASDAQ notifying us that, because we held our 2016 Annual Meeting of Stockholders, the staff has determined that we comply with the Rule and that this matter is now closed.

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

The following chart provides information related to these lease obligations as of September 30, 2017:

Address	Approximate Square Footage	Approximate Annual Base Lease Rental	Note	Lease Termination Date
200 Vesey Street, 25th Floor, New York, NY	15,988	$767,424		27-Feb-26
410 Park Ave, 14th Floor, New York, NY	11,885	$594,250	(a)	30-Oct-18
600 University Street, Suite 2900, Seattle, WA	9,860	$295,275		31-Oct-26
2875 NE 191st Street, Suite 601, Aventura, FL	5,208	$237,745		31-May-21
1200 N. Federal Highway, Suite 400, Boca Raton, FL	11,510	$213,741		31-Aug-21
14802 N. Dale Mabry Blvd., Suite 101 and 204, Tampa, FL	7,038	$156,174		31-Dec-21
35-30 Francis Lewis Blvd., Suite 205, Flushing, NY	4,600	$142,140		31-Aug-21
2711 North Haskell Avenue, Suite 2950, Dallas, TX	5,253	$120,000		month to month
540 Gidney Ave, Newburgh, NY	4,535	$95,034		30-Jun-21
11 Raymond Ave, Suite 22, Poughkeepsie, NY	3,558	$97,409		30-Jun-18
4000 Rt. 66, Suite 331, Tinton Falls, NJ	6,721	$92,101		30-Nov-20
500 Portion Rd, Suite 2 & 4, Lake Ronkonkoma, NY	3,727	$90,423		1-Jan-18
181 East Jericho Turnpike, 2nd Floor, Mineola, NY	3,165	$83,944		30-Apr-25
7370 College Parkway, Fort Meyers, FL	3,749	$71,718		30-Nov-19
1550-1556 Third Ave, Suite 306, New York, NY	1,212	$66,830		30-Nov-17
5839 Main St, Williamsville, NY	3,159	$65,791		31-Dec-18
3535 Military Trail, Suite 201/202, Jupiter, FL	2,944	$65,195		Six months notice
28050 US Hwy 19 North, Suite 300, Clearwater, FL	3,165	$60,452		30-Apr-20
1200 N. Federal Highway, Suite 215, Boca Raton, FL	3,214	$54,638		31-Jul-20
11 Raymond Ave, Suite 21, Poughkeepsie, NY	2,200	$54,341		31-Jul-20
1580 South Main Street, Suite 101, Boerne, TX	2,224	$44,480		28-Feb-20
1501 W. Fairbanks Ave, Winter Park, FL	1,840	$36,000		Six months notice
20 Squadron Blvd., Suite 103, New City, NY	2,042	$34,900		31-Aug-19
3301 Bonita Beach Rd, Suite 107, Bonita Beach, FL	1,740	$26,970		31-Aug-18
44 Stelton Rd, Suite 235, Piscataway, NJ	1,242	$23,158		month to month
2170 West State Road 434, Suite 376, Longwood, FL	940	$15,927		30-Sep-18

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2017 and 2016, we accrued approximately $2,403,000 and $832,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statement of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. Amounts charged to operations for settlements and potential losses in fiscal years 2017 and 2016 were $3,414,000 and $536,000 respectively, which is included in other administrative expenses in the statement of operations. We have included in "Professional fees" litigation and FINRA related expenses of $1,476,000 and $1,241,000 for fiscal years 2017 and 2016, respectively.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 3, 2015, our common stock began trading on the NASDAQ Capital Market under the symbol "NHLD."

The following table sets forth the high and low closing sales prices for our common stock for the periods noted below.

Fiscal Year Ended September 30, 2016	High	Low

First Quarter	$2.94	$2.28
Second Quarter	$2.85	$2.03
Third Quarter	$3.13	$1.91
Fourth Quarter	$3.45	$2.91

Fiscal Year Ended September 30, 2017	High	Low

First Quarter	$3.33	$2.57
Second Quarter	$3.18	$2.30
Third Quarter	$2.95	$2.55
Fourth Quarter	$2.85	$2.51

Fiscal Year Ended September 30, 2018	High	Low

First Quarter (through November 30, 2017)	$2.69	$2.33

The closing price of our common stock on November 30, 2017, as quoted on the NASDAQ Capital Market, was $2.51 per share.

Stockholders

As of November 30, 2017, we had approximately 380 stockholders of record and we estimated our total number of beneficial stockholders at approximately 660.

Dividends

Delaware law authorizes our board of directors to declare and pay dividends with respect to our common stock either out of our surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless our capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. Our ability to pay dividends in the future also may be restricted by the obligations of our broker-deal subsidiaries to comply with the net capital requirements imposed on broker-dealers by the SEC and FINRA. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. No cash dividends have been declared or paid by us with respect to our common stock during the past two fiscal years. However, see the discussion regarding the issuance of the Dividend Warrants under "Business - Dividend Warrants" under Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2017 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,651,000	$6.72	549,000
Equity compensation plans not approved by security holders (2)	805,000	$5.50	-

(1)	Consists of 1,651,000 awards issued under our 2013 Omnibus Incentive Plan.

(2)
Reflects options to purchase 180,000 shares of our common stock granted to Mr. Worman and 625,000 restricted stock units granted to Mr. Mullen. Grants for Mr. Worman and Mr. Mullen were inducement grants for initial employment.

Issuer Purchases of Equity Securities

In August 2015, the Board authorized the repurchase of up to $2 million of our common stock. Share repurchases, if any, could be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Board did not stipulate an expiration date for this repurchase, though we did agree to suspend this repurchase program in the Merger Agreement. Purchase decisions were at the discretion of management. Repurchases were made as set forth below. During the year ended September 30, 2017, we did not repurchase any shares.

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

Subsequent to September 30, 2017 and through the date of the issuance of this report, we had not acquired any additional shares.

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from March 3,
2015 through September 30, 2017, with the cumulative total return over such period on the NASDAQ Composite Index and the S&P 500. The graph assumes an investment of $100 on March 3, 2015, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of dividends.

Item 6. SELECTED FINANCIAL DATA

You should read the following selected financial data together with our financial statements and the related notes appearing at the end of this Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” section of this Form 10-K. We have derived the financial information from our audited financial statements.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended September 30,
	2017	2016	2015	2014	2013
Operating Results:
Total revenues	$189,870,000	$174,076,000	$163,046,000	$184,292,000	$127,583,000
Total operating expenses	181,902,000	176,545,000	162,568,000	176,470,000	125,796,000
Income (loss) before other income and income taxes	7,968,000	(2,469,000)	478,000	7,822,000	1,787,000
Other income (expense)	8,611,000	—	—	—	(162,000)
Income (loss) before income taxes	16,579,000	(2,469,000)	478,000	7,822,000	1,625,000
Net income (loss)	$12,528,000	$(5,559,000)	$285,000	$18,643,000	$1,565,000
Per common and equivalent share:
Net income (loss) per share - Basic	$1.01	$(0.45)	$0.02	$1.51	$0.22
Net income (loss) per share - Diluted	$1.00	$(0.45)	$0.02	$1.50	$0.21
Weighted average number of shares outstanding - Basic	12,437,916	12,435,923	12,464,496	12,322,110	7,065,142
Weighted average number of shares outstanding - Diluted	12,472,541	12,435,923	12,502,254	12,408,348	7,488,775
Balance Sheet Data:
Total assets	$64,398,000	$60,546,000	$63,382,000	$64,793,000	$29,511,000
Total liabilities	25,495,000	34,773,000	18,120,000	20,261,000	13,714,000
Total shareholders' equity	38,903,000	25,773,000	45,262,000	44,532,000	15,797,000

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

As of September 30, 2017, we had approximately 1,070 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 26 Company offices located in New York, New Jersey, Florida, Texas and Washington, we had approximately 100 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

Fortress Transaction

Closing of Tender Offer. On September 12, 2016, FBIO Acquisition completed the Offer for all outstanding shares of our common stock at a price of $3.25 per share. As a result of the Offer, FBIO Acquisition purchased 7,037,482 shares of the common stock, representing approximately 56.6% of our issued and outstanding shares of common stock and approximately 51.4% of our issued and outstanding shares of common stock on a fully-diluted basis immediately following the completion of the Offer (in each case, without giving effect to the issuance or exercise of the Dividend Warrants). The aggregate consideration paid by FBIO Acquisition in the Offer was approximately $22,872,000, without giving effect to related transaction fees and expenses. Fortress funded the payment with cash on hand.

Stockholders Rights Agreement. In connection with the execution and delivery of the Merger Agreement, we entered into the Stockholders Rights Agreement with FBIO Acquisition. Under the Stockholder Rights Agreement, which became effective September 12, 2016, commencing with our 2016 annual meeting of our stockholders, and continuing through September 12, 2019, for so long as FBIO Acquisition holds any shares of our common stock, FBIO Acquisition will have the right to designate for nomination by our Board (or the relevant committee thereof) all directors to be elected at any annual or special meeting of our stockholders.

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

Growth Strategy

We continue to evaluate opportunities to grow our businesses, including potential acquisitions or mergers with other securities, investment banking and investment advisory firms, and by adding to our base of independent registered representatives and institutional trading personnel organically. These acquisitions may involve payments of material amounts of cash, the incurrence of a significant amount of debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing stockholders and/or may increase our leverage. We cannot assure you that we will be able to consummate any such potential acquisitions at all or on terms acceptable to us or, if we do, that any acquired business will be profitable.

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

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. We recognize front-end sales commission revenue and related clearing and other expenses on transactions introduced to our clearing brokers on a trade date basis. We also recognize front-end sales commissions and related expenses on transactions initiated directly between the financial advisors and product sponsors upon receipt of notification from sponsors of the commission earned. Commission revenue also includes certain 12b-1 fees, and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned by us based on a percentage of the current market value of clients' investment holdings in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

Net dealer inventory gains, which are recorded on a trade-date basis, include realized and unrealized net gains and losses resulting from our principal trading activities including equity-linked warrants received from investment banking activities.

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

Under Accounting Standards Update ("ASU") No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under the new standard, an entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for us beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this standard for the annual test performed as of September 30, 2017.

The annual quantitative impairment tests performed on September 30, 2017 indicated an impairment of goodwill in the brokerage and advisory services segment in the amount of $961,000. The fair value of the reporting unit was estimated using the guideline company method taking into consideration the market value of the Company's common stock. The impairment charge is included in other administrative expenses in the consolidated statement of operations. There was no impairment of goodwill for the year ended September 30, 2016. See Note 5.

Results of Operations

Fiscal Year 2017 Compared with Fiscal Year 2016

Our fiscal year 2017 resulted in an increase in revenues, and an increase in total expenses, as compared with fiscal year 2016. As a result, we reported net income before taxes of $16,579,000 for fiscal year 2017 as compared to net loss before taxes of $(2,469,000) for fiscal year 2016.

Revenues

	Fiscal Year		Increase ( Decrease)
	2017	2016	Amount	Percent
Commissions	$96,807,000	$95,942,000	$865,000	1%
Net dealer inventory gains	15,108,000	9,929,000	5,179,000	52%
Investment banking	44,595,000	34,937,000	9,658,000	28%
Investment advisory	14,528,000	14,080,000	448,000	3%
Interest and dividends	2,764,000	3,109,000	(345,000)	(11)%
Transfer fees and clearing services	7,393,000	7,152,000	241,000	3%
Tax preparation and accounting	7,439,000	8,294,000	(855,000)	(10)%
Other	1,236,000	633,000	603,000	95%
Total Revenues	$189,870,000	$174,076,000	$15,794,000	9%

Total revenues increased $15,794,000, or 9%, in fiscal year 2017 to $189,870,000 from $174,076,000 in fiscal year 2016. The increase in revenues is primarily due to: (1) revenues generated by investment banking under a strong deal pipeline which included diverse issuers and products and (2) the unrealized gain for the change in fair value of the warrants received from investment banking deals. Unrealized gains are included in net dealer inventory gains.

•	Commissions increased by $865,000, or 1%, to $96,807,000 from $95,942,000 during fiscal year 2017 when compared to fiscal 2016;

•
Net dealer inventory gains increased by $5,179,000, or 52%, to $15,108,000 from $9,929,000 during fiscal year 2017 when compared to fiscal 2016. This increase is mainly related to the unrealized gain for the change in fair value of the warrants received from investment banking deals;

•
Investment banking increased by $9,658,000, or 28%, to $44,595,000 from $34,937,000, during fiscal year 2017 when compared to fiscal 2016. Increased product offerings and issuers produced a strong deal pipeline with solid offerings, which yielded strong investment opportunities for our clients;

•
Investment advisory, which primarily consists of fees charged to our clients in our asset-based money management group, increased by $448,000, or 3%, to $14,528,000 from $14,080,000 during fiscal year 2017 when compared to fiscal 2016. A net increase in assets under management and an increase in current market values of positions contributed to the increase;

•
Interest and dividends, which primarily consists of interest earned on customer margin account balances and dividend revenue, decreased by $345,000, or 11%, to $2,764,000 from $3,109,000 during fiscal year 2017 when compared to fiscal 2016. The decrease is primarily attributable to slightly lower customer margin and free cash accounts balances;

•
Transfer fees and clearing services, which primarily consists of fees charged to our registered representatives to execute transactions on their behalf, increased by $241,000, or 3%, to $7,393,000 from $7,152,000 during fiscal year 2017 when compared to fiscal 2016. The increase is primarily due to higher number of retail transactions processed during the period;

•
Tax preparation and accounting, which primarily consists of fees charged to clients for the preparation of income tax returns and other general accounting services decreased by $855,000, or 10%, to $7,439,000 from $8,294,000 during fiscal year 2017 when compared to fiscal 2016. This decrease is attributable to the sale or elimination of underperforming locations;

•
Other revenue increased by $603,000, or 95%, to $1,236,000 from $633,000 during fiscal year 2017 when compared to fiscal 2016. This increase is due to the growth of our fully paid stock lending program since the end of last year.

Operating expenses

	Fiscal Year		Increase ( Decrease)
	2017	2016	Amount	Percent
Commissions, compensation and fees	$155,187,000	$151,057,000	$4,130,000	3%
Clearing fees	2,343,000	2,309,000	34,000	1%
Communications	2,767,000	3,157,000	(390,000)	(12)%
Occupancy	4,286,000	3,819,000	467,000	12%
Licenses and registration	1,726,000	1,625,000	101,000	6%
Professional fees	4,531,000	6,896,000	(2,365,000)	(34)%
Interest	14,000	51,000	(37,000)	(73)%
Depreciation and amortization	1,229,000	1,213,000	16,000	1%
Other administrative expenses	9,819,000	6,418,000	3,401,000	53%
Total Operating Expenses	$181,902,000	$176,545,000	$5,357,000	3%

In comparison with the 9% increase in total revenues, total expenses increased 3%, or $5,357,000, to $181,902,000 for fiscal year 2017 compared to $176,545,000 in fiscal year 2016. The increase is primarily due to the increase in Commissions and Investment banking revenues, which has a direct effect on compensation, variable fees and clearing costs. Other expenses increased due to higher provisions for potential arbitration settlements, technology spending, Risk Management and higher insurance costs.

•
Commissions, compensation, and fees include those expenses based on commission revenue, net dealer inventory gains revenue and investment banking revenues, as well as compensation to our non-broker employees. These expenses increased by $4,130,000, or 3%, to $155,187,000 in fiscal year 2017 from $151,057,000 in fiscal year 2016. The net increase in investment banking revenue was primarily responsible for the overall increase in this expense category. Investment banking compensation moved in step with the increase in related revenues;

•	Clearing fees increased by $34,000, or 1%, to $2,343,000 in fiscal year 2017 from $2,309,000 in fiscal year 2016;

•
Communication expenses decreased by $390,000, or 12%, to $2,767,000 in fiscal year 2017 from $3,157,000 in fiscal year 2016. This decrease is attributable to management commitment to expense control such as the consolidation of vendors thus reducing the overall cost;

•	Occupancy expenses increased by $467,000, or 12%, to $4,286,000 in fiscal year 2017 from $3,819,000 in fiscal year 2016;

•
Licenses and registration costs increased by $101,000, or 6%, to $1,726,000 in fiscal year 2017 from $1,625,000 in fiscal year 2016. This increase is attributable to licenses for software applications as the company continues to invest in and implement technology enhancement;

•
Professional fees decreased by $2,365,000, or 34% to $4,531,000 in fiscal year 2017 from $6,896,000 in fiscal year 2016. This decrease is attributable to the legal and professional fees associated with the Fortress transaction recorded last year;

•	Interest expense decreased by $37,000, or 73%, to $14,000 in fiscal year 2017 from $51,000 in fiscal year 2016;

•	Depreciation and amortization expense increased by $16,000, or 1%, to $1,229,000 in fiscal year 2017 from $1,213,000 in fiscal year 2016;

•
Other administrative expenses, which includes but is not limited to advertising, equipment leases, office supplies, dues and subscriptions, provisions for potential arbitration settlements and insurance, increased by $3,401,000, or 53%, to $9,819,000 in fiscal year 2017 from $6,418,000 in fiscal year 2016. This increase is attributable to higher provisions for potential arbitration settlements, technology improvements, higher insurance costs and goodwill impairment charge. See Note 5 for further details about the impairment of goodwill.

Income tax expense

Due to the change in ownership resulting from the completion of the Offer discussed in Note 18 of our consolidated financial statements, our deferred tax asset relating to our net operating loss carry forwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code, thereby reducing the amount of net operating loss carry forwards available to us to offset future taxable income. The income tax provision related to pre-tax income in 2017 varies from the federal statutory rate principally due to non-deductible expenses, state and local income taxes and non-taxable changes in the fair value of warrants.

Net Income

We reported net income in fiscal 2017 of $12,528,000 or $1.00 per common share on a fully diluted basis, as compared to net loss of $(5,559,000), or $(0.45) per common share on a fully diluted basis in fiscal year 2016.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-based compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows from operating activities. For fiscal years 2017 and 2016, EBITDA, as adjusted, was $11,533,000 and $688,000, respectively. This increase of $10,845,000 during fiscal year 2017 when compared to 2016 is largely due to higher profit margin generated by the increase of revenues in Investment banking transactions and the gain on equity-linked warrants recorded in net dealer inventory gains.

The following table presents a reconciliation of net income as reported in accordance with generally accepted accounting principles, or GAAP, to EBITDA, as adjusted.

	Fiscal Year Ended
	2017	2016

Net income (loss), as reported	$12,528,000	$(5,559,000)
Interest expense	14,000	51,000
Income taxes	4,051,000	3,090,000
Depreciation and amortization	1,229,000	1,213,000
EBITDA	17,822,000	(1,205,000)
Non-cash compensation expense	602,000	211,000
Change in fair value of warrant liability	(8,458,000)	—
Forgivable loan amortization	693,000	788,000
Impairment of goodwill and intangible assets	1,011,000	894,000
Gain on disposal of Gilman branches	(137,000)	—
EBITDA, as adjusted	$11,533,000	$688,000

EBITDA, as adjusted for non-cash compensation expense, change in fair value of warrant liability, forgivable loan amortization, impairment of goodwill and intangible assets and gain on disposal of Gilman branches is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance September 30,		Average Balance during fiscal
	2017	2016	2017	2016
Cash	$23,508,000	$21,694,000	$24,558,250	$22,227,000
Receivables from broker-dealers and clearing organizations	2,850,000	3,357,000	2,826,750	3,315,250
Securities owned – at fair value	7,102,000	2,357,000	3,327,250	1,274,250

Accrued commissions and payroll payable, accounts payable and other accrued expenses	18,780,000	19,106,000	18,170,750	16,722,750

At September 30, 2017 and 2016, 52% and 45%, respectively, of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

In addition, as registered broker-dealers and members of FINRA, the Broker-Dealer Subsidiaries are subject to the Net Capital Rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid overstating of the broker-dealer's net capital.

National Securities is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At September 30, 2017, National Securities had net capital of $9,231,587 which was $8,981,587 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2017, vFinance Investments had net capital of $1,397,346 which was $397,346 in excess of its required net capital of $1,000,000. vFinance Investments ratio of aggregate indebtedness to net capital was .8 to 1. vFinance Investments is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from the Broker-Dealer Subsidiaries are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to us. During 2017 and 2016, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

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

At September 30, 2017, National Holdings Corporation had no interest-bearing debt.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have amounted to $1,672,000 and $932,000 during fiscal years 2017 and 2016, respectively.

	Year ended September 30,
	2017	2016
Cash flows from operating activities
Net Income (Loss)	$12,528,000	$(5,559,000)
Non-cash adjustments
Change in fair value of warrant liability	(8,458,000)	—
Depreciation and amortization	1,229,000	1,213,000
Deferred tax expense	2,538,000	2,704,000
Amortization of forgivable loans	693,000	788,000
Stock-based compensation	602,000	211,000
Impairment of goodwill and intangible assets	1,011,000	894,000
Other	(509,000)	(30,000)

Changes in operating assets and liabilities
Receivables from clearing organizations, broker-dealers and others	507,000	(279,000)
Forgivable loans	(597,000)	(1,132,000)
Accounts payable and accrued expenses and other liabilities	(924,000)	2,012,000
Other	(5,401,000)	(3,264,000)
Net cash provided by (used in) operating activities	3,219,000	(2,442,000)

Cash flows from investing activities
Acquisition of intangible asset	(19,000)	—
Purchase of fixed assets	(1,432,000)	(420,000)
Collection on notes receivable - disposal of Gilman branches	46,000	—
Net cash used in investing activities	(1,405,000)	(420,000)

Cash flows from financing activities
Repurchase of shares of common stock	—	(86,000)
Net cash used in by financing activities	—	(86,000)
Net increase (decrease) in cash	$1,814,000	$(2,948,000)

Year ended September 30, 2017

The decrease in forgivable loans in fiscal 2017 as compared 2016 is a result of a decrease in these types of loans associated with the engagement of new brokers. The increase in accounts payable, accrued expenses and other liabilities at September 30, 2017 as compared to September 30, 2016 is primarily due to the timing of payment for commissions and vendor invoices. The increase in Other at September 30, 2017 as compared to September 30, 2016 is primarily due to higher positions of securities held at September 30, 2017 as compared to September 30, 2016.

Cash used in investing activities during fiscal year 2017 is primarily due to cash used to acquire fixed assets, primarily consisting of computer equipment and software.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning October 1, 2017 for both interim and annual reporting periods. The adoption of ASU 2016-09 is not expected to have a material impact on the Company's financial statements.

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

In January 2017, FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted. See Note 2 - Goodwill.

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

The following table shows the fair values of our securities owned and securities sold, but not yet purchased as of September 30, 2017 and 2016:

September 30, 2017	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$116,000	$—
Municipal bonds	1,239,000	151,000
Restricted stock	82,000	—
Warrants	5,665,000	—
Total	$7,102,000	$151,000

September 30, 2016	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$101,000	$298,000
Municipal bonds	2,111,000	—
Restricted stock	145,000	—
Total	$2,357,000	$298,000

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto, included in Part IV, Item 15(a)(1), are incorporated by reference into this Item 8.

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

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13 a-15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of September 30, 2017, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting were effective as of September 30, 2017.

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

Internal Controls over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by us during the fourth quarter of fiscal year 2017 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are included in Part II, Item 8:

1.	Financial Statements

Report of Independent Registered Accounting Firm

Consolidated Financial Statements

Statements of Financial Condition, September 30, 2017 and September 30, 2016

Statements of Operations for the Years ended September 30, 2017 and September 30, 2016

Statement of Changes in Stockholders' Equity for the Years ended September 30, 2017 and September 30, 2016

Statements of Cash Flows for the Years ended September 30, 2017 and September 30, 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or have been included in notes to the consolidated financial statements.

(b)	See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 22, 2017	By:	/s/Michael Mullen
Michael Mullen
Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2017		/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2017	/s/ Robert B. Fagenson
Robert B. Fagenson,
Vice Chairman of the Board

Date: December 22, 2017	/s/ Michael E. Singer
Michael E. Singer, Director

Date: December 22, 2017	/s/ Daniel Hume
Daniel Hume, Director

Date: December 22, 2017	/s/ Neil Herskowitz
Neil Herskowitz, Director

Date: December 22, 2017	/s/ Eli Salig
Eli Salig, Director

Date: December 22, 2017	/s/ Michael S. Weiss
Michael S. Weiss, Chairman of the Board

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of April 27, 2016, by and among the Company, Fortress Biotech, Inc. and FBIO Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 28, 2016; File No. 001-12629).

2.2
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

3.2(a)	The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on February 13, 2002; File No. 001-12629).

3.2(b)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2014, File No. 001-12629)

3.2(c)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2016; file No. 001-12629).

4.1	Form of Warrant, dated July 12, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

4.2	Form of Warrant, dated September 29, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2010; File No. 001-12629).

10.4(a)*	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).

10.4(b)*	First Amendment to the 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).

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

SEPTEMBER 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Holdings Corporation

We have audited the accompanying consolidated statements of financial condition of National Holdings Corporation and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and subsidiaries as of September 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
December 22, 2017

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2017	2016
ASSETS
Cash	$23,508,000	$21,694,000
Restricted cash	1,381,000	354,000
Cash deposits with clearing organizations	1,041,000	1,030,000
Securities owned, at fair value	7,102,000	2,357,000
Receivables from broker dealers and clearing organizations	2,850,000	3,357,000
Forgivable loans receivable	1,616,000	1,712,000
Other receivables, net	5,180,000	5,430,000
Prepaid expenses	2,490,000	1,910,000
Fixed assets, net	2,397,000	1,164,000
Intangible assets, net	4,843,000	5,704,000
Goodwill	5,217,000	6,531,000
Deferred tax asset, net	6,420,000	8,958,000
Other assets, principally refundable deposits	353,000	345,000
Total Assets	$64,398,000	$60,546,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Securities sold, not yet purchased at fair value	$151,000	$298,000
Accrued commissions and payroll payable	10,065,000	11,940,000
Accounts payable and other accrued expenses	8,715,000	7,166,000
Deferred clearing and marketing credits	786,000	995,000
Warrants issued in 2017 and issuable in 2016	5,597,000	14,055,000
Other	181,000	319,000
Total Liabilities	25,495,000	34,773,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at September 30, 2017 and 150,000,000 shares at September 30, 2016; 12,437,916 shares issued and outstanding at September 30, 2017 and 2016	248,000	248,000
Additional paid-in-capital	66,955,000	66,353,000
Accumulated deficit	(28,315,000)	(40,843,000)

Total National Holdings Corporation Stockholders’ Equity	38,888,000	25,758,000

Non-controlling interest	15,000	15,000
Total Stockholders’ Equity	38,903,000	25,773,000

Total Liabilities and Stockholders’ Equity	$64,398,000	$60,546,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2017	2016

Revenues
Commissions	$96,807,000	$95,942,000
Net dealer inventory gains	15,108,000	9,929,000
Investment banking	44,595,000	34,937,000
Investment advisory	14,528,000	14,080,000
Interest and dividends	2,764,000	3,109,000
Transfer fees and clearing services	7,393,000	7,152,000
Tax preparation and accounting	7,439,000	8,294,000
Other	1,236,000	633,000
Total Revenues	189,870,000	174,076,000

Operating Expenses
Commissions, compensation and fees	155,187,000	151,057,000
Clearing fees	2,343,000	2,309,000
Communications	2,767,000	3,157,000
Occupancy	4,286,000	3,819,000
Licenses and registration	1,726,000	1,625,000
Professional fees	4,531,000	6,896,000
Interest	14,000	51,000
Depreciation and amortization	1,229,000	1,213,000
Other administrative expenses	9,819,000	6,418,000
Total Operating Expenses	181,902,000	176,545,000
Income (Loss) before Other Income and Income Taxes	7,968,000	(2,469,000)

Other Income
Gain on disposal of Gilman branches	137,000	—
Change in fair value of warrants	8,458,000	—
Other income	16,000	—
Total Other Income	8,611,000	—
Income (Loss) before Income Taxes	16,579,000	(2,469,000)

Income tax expense	4,051,000	3,090,000
Net Income (Loss)	$12,528,000	$(5,559,000)

Net income (loss) per share - Basic	$1.01	$(0.45)
Net income (loss) per share - Diluted	$1.00	$(0.45)

Weighted average number of shares outstanding - Basic	12,437,916	12,435,923
Weighted average number of shares outstanding - Diluted	12,472,541	12,435,923

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2017 and 2016

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Stockholders' Equity
	Shares	$

BALANCE, September 30, 2015	12,467,515	$249,000	$80,282,000	$(35,284,000)	$15,000	$45,262,000

Stock – based compensation for stock options	—	$—	$202,000	$—	$—	$202,000

Issuance of shares of common stock and related stock-based compensation for restricted stock units	4,334	$—	$9,000	$—	$—	$9,000

Stock repurchase	(33,933)	$(1,000)	$(85,000)	$—	$—	$(86,000)

Warrants issuable as dividend to stockholders (Note 19)	—	$—	$(14,055,000)	$—	$—	$(14,055,000)

Net loss	—	$—	$—	$(5,559,000)	$—	$(5,559,000)

BALANCE, September 30, 2016	12,437,916	$248,000	$66,353,000	$(40,843,000)	$15,000	$25,773,000

Stock – based compensation for restricted stock units	—	$—	$602,000	$—	$—	$602,000

Net income	—	$—	$—	$12,528,000	$—	$12,528,000

BALANCE, September 30, 2017	12,437,916	$248,000	$66,955,000	$(28,315,000)	$15,000	$38,903,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,528,000	$(5,559,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Change in fair value of warrant liability	(8,458,000)	—
Depreciation and amortization	1,229,000	1,213,000
Amortization of forgivable loans	693,000	788,000
Stock-based compensation	602,000	211,000
Provision (recovery) for doubtful accounts	(191,000)	162,000
Deferred tax expense	2,538,000	2,704,000
Amortization of deferred clearing and marketing credit	(209,000)	(210,000)
Increase in fair value of contingent consideration	28,000	18,000
Impairment of intangible assets	50,000	894,000
Impairment of goodwill	961,000	—
Gain on disposal of Gilman branches	(137,000)	—

Changes in assets and liabilities
Restricted cash	(1,027,000)	(136,000)
Cash deposits with clearing organizations	(11,000)	(25,000)
Receivables from broker-dealers and clearing organizations	507,000	(279,000)
Forgivable loans receivable	(597,000)	(1,132,000)
Other receivables, net	1,117,000	(1,883,000)
Securities owned, at fair value	(4,745,000)	(1,470,000)
Prepaid expenses	(580,000)	(183,000)
Other assets	(8,000)	167,000
Accounts payable, accrued expenses and other liabilities	(924,000)	2,012,000
Securities sold, but not yet purchased at fair value	(147,000)	266,000
Net cash provided by (used in) operating activities	3,219,000	(2,442,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible asset	(19,000)	—
Purchase of fixed assets	(1,432,000)	(420,000)
Collection on notes receivable - disposal of Gilman branches	46,000	—
Net cash used in investing activities	(1,405,000)	(420,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares of common stock	—	(86,000)
Net cash used in financing activities	—	(86,000)
NET INCREASE (DECREASE) IN CASH	1,814,000	(2,948,000)
CASH BALANCE
Beginning of the year	21,694,000	24,642,000
End of the year	$23,508,000	$21,694,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$14,000	$51,000
Income taxes, net of refunds	$2,399,000	$104,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid including capital leases of $287,000 in 2016)	$240,000	$512,000
Dividend payable in warrants	$—	$14,055,000
Business acquired:
Identifiable intangible asset acquired	$211,000	$—
Contingent consideration payable	(192,000)	—
Cash paid	$19,000	$—
Sale of Gilman branches:
Notes receivable (included in other receivables)	$722,000	$—
Disposal of goodwill	(353,000)	—
Disposal of intangible assets, net	(232,000)	—
Gain on disposal of Gilman branches	$137,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016

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

On September 12, 2016, a subsidiary of Fortress Biotech, Inc. (“Fortress”), acquired a controlling interest in the Company. See Note 19.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of National and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The non-controlling interest represents a 24.9% ownership in an inactive subsidiary.

Variable Interest Entities

The Company has entered into agreements to provide investment banking and advisory services to numerous entities that are variable interest entities ("VIEs") under the accounting guidance. As the fee arrangements under such agreements are arm's-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company is not required to consolidate such VIEs. Fees attributable to such arrangements were $16,537,000 in 2017 and $17,010,000 in 2016.

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

Net dealer inventory gains, which are recorded on a trade-date basis, include realized and unrealized net gains and losses resulting from the Company's principal trading activities including equity-linked warrants received from investment banking activities.

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

Securities

Securities owned and securities sold, but not yet purchased, are recorded at fair value. See Note 9 for fair value measurements.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets (See Note 10).

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

	Year Ended September 30,
	2017	2016

Basic weighted-average shares	12,437,916	12,435,923
Effect of dilutive securities:
Options	140	—
Unvested restricted stock units	34,485	—
Diluted weighted-average shares	12,472,541	12,435,923

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive as the instruments are out of the money:

	Year Ended September 30,
	2017		2016
Options	1,207,000		1,221,500
Warrants	9,344,973	(a)	23,029
	10,551,973		1,244,529

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

Deferred Clearing and Marketing Credits

The deferred clearing credit represents a clearing fee rebate from National Financial Services (“NFS”), one of the Company’s clearing brokers, which is being recognized pro rata as a reduction of clearing charges over the term of the clearing agreement which expires in 2022. The clearing rebate recognized in fiscal years 2017 and 2016 amounted to $143,000. At September 30, 2017 and 2016, the deferred credit amounted to $536,000 and $679,000, respectively.

The deferred marketing credit represents a marketing rebate from NFS, which is being recognized pro rata as a reduction of marketing expenses over the term of the clearing agreement which expires in 2022. The marketing rebate recognized in fiscal years 2017 and 2016 amounted to $66,000 and 67,000, respectively. At September 30, 2017 and 2016, the deferred credit amounted to $250,000 and $316,000, respectively.

Reimbursement of Expenses

The Company incurs certain costs on behalf of its financial advisors including those for insurance, professional registration, technology and information services and legal services, amongst others, which are charged back to the advisors. It is the Company’s policy to record the reimbursement as a reduction of the respective operating expense. Total reimbursements in fiscal years 2017 and 2016 amounted to approximately $9,941,000 and $11,884,000, respectively.

Intangible Assets

Intangible assets with finite lives, which consist of customer relationships, are being amortized over their estimated useful lives on a straight-line basis. Such intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets' remaining estimated useful life through undiscounted estimated future cash flows. If undiscounted estimated future cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value based on estimated future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Estimated future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Brand names are deemed to have an indefinite life, are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Brand names are tested for impairment by comparing their fair value to their carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized for the excess (see Note 6).

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

Under Accounting Standards Update ("ASU") No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under the new standard, an entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard for the annual test performed as of September 30, 2017. See Note 5.

Reclassifications

Certain items in the statement of operations for 2016 have been reclassified to conform to their presentation in 2017. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

NOTE 3. NEW ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers (Topic 606) which creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company beginning October 1, 2018, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its financial statements which, (1) for investment banking advisory arrangements may change the timing of revenue recognition depending on the number and nature of the performance obligations identified, (2) for underwriting expenses and costs of advisory services and related reimbursement revenue may need to be recognized on a gross basis, and (3) for costs to obtain and fulfill a contract may need to be capitalized, amortized and reviewed regularly for impairment.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning October 1, 2017 for both interim and annual reporting periods. The adoption of ASU 2016-09 is not expected to have a material impact on the Company's financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash”. ASU 2016-18 reduces the diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The standard is effective for the Company beginning October 1, 2018 for both interim and annual periods. Early adoption is permitted. The ASU should be applied retrospectively to all periods presented. The Company expects that it will present restricted cash as a component of total cash and cash equivalents on the statement of cash flow upon adoption.

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

In January 2017, FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted. See Note 2 - Goodwill.

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

NOTE 4. BUSINESS COMBINATION, CONTINGENT CONSIDERATION AND DISPOSAL OF BRANCHES

Business Combinations

In February 2015, Gilman acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of contingent consideration payable in cash having a fair value of $569,000, for which a liability was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the acquisition agreement, during the 48-month period following the closing up to a maximum of $640,000. The fair value of the acquired assets was allocated to customer relationships, which is being amortized over seven years.

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

The contingent consideration liabilities recognized in the above acquisitions were valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liabilities will be revalued at each Balance Sheet date with changes therein recorded in earnings. Results of operations of the acquired businesses are included in the accompanying consolidated statements of operations from the dates of acquisition and were not material. In addition, based on materiality, pro forma results are not presented.

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the years ended September 30, 2017 and 2016 related to acquisitions:

Fair value of contingent consideration at September 30, 2015	$534,000
Payments	(128,000)
Change in fair value	18,000
Fair value of contingent consideration at September 30, 2016	424,000
Fair value of contingent consideration in connection with October 2016 acquisition	192,000
Payments	(42,000)
Change in fair value	(263,000)
Fair value of contingent consideration at September 30, 2017	$311,000

Disposal of Gilman Branches

In 2017, the Company sold three of its Gilman branches for notes in the aggregate principal amounts of $722,000 which, after allocating a portion of goodwill and unamortized intangibles of $353,000 and $232,000, respectively, resulted in a gain on disposal of $137,000. Principal and interest on the notes is payable monthly over 83 to 95 months with a weighted average interest rate of 3% per annum. Notes receivable outstanding at September 30, 2017 amounts to $676,000. See Note 7.

NOTE 5. GOODWILL

Changes to the carrying amount of goodwill during the years ended September 30, 2017 and 2016 are as follow:

	Brokerage and Advisory Services	Tax and Accounting Services	Total

Balance as of September 30, 2016 and 2015	$5,412,000	$1,119,000	$6,531,000
Reduction related to sale of Gilman branches	—	(353,000)	(353,000)
Impairment	(961,000)	—	(961,000)
Balance as of September 30, 2017	$4,451,000	$766,000	$5,217,000

The annual quantitative impairment tests performed on September 30, 2017 indicated an impairment of goodwill in the brokerage and advisory services segment in the amount of $961,000. The fair value of the reporting unit was estimated using the guideline company method taking into consideration the market value of the Company's common stock. The impairment charge is included in other administrative expenses in the consolidated statement of operations. There was no impairment of goodwill for the year ended September 30, 2016.

NOTE 6. INTANGIBLES

Intangibles consisted of the following at September 30, 2017 and 2016:

	September 30, 2017
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,818,000	$2,685,000	$4,133,000	3-10
Gilman brand name	710,000	—	710,000	Indefinite
	$7,528,000	$2,685,000	$4,843,000

	September 30, 2016
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$2,025,000	$4,944,000	7-10
Gilman brand name	760,000	—	760,000	Indefinite
	$7,729,000	$2,025,000	$5,704,000

Amortization expense for the years ended September 30, 2017 and 2016 was $790,000 and $733,000, respectively.

Further, based on the impairment tests performed at September 30, 2017 and 2016, the Company recorded impairment charges of $50,000 in 2017 and $894,000 in 2016, principally due to a reduction in anticipated brand name revenue. The impairment charges are included in other administrative expenses in the consolidated statement of operations. The Company utilized the relief-from-royalty method in determining the fair value of the brand name.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ended September 30,
2018	$790,000
2019	790,000
2020	719,000
2021	719,000
2022	665,000
Thereafter	450,000
Total	$4,133,000

NOTE 7. BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At September 30, 2017 and 2016, the receivables of $2,850,000 and $3,357,000, respectively, from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with the Company's retail brokerage business as well as asset based fee revenue associated with the Company's asset management advisory business.

Other receivables at September 30, 2017 and 2016 consist of the following:

	September 30,
	2017	2016
Trailing fees	1,156,000	1,250,000
Accounts receivable for tax and accounting services	698,000	864,000
Allowance for doubtful accounts - tax and accounting services	(390,000)	(581,000)
Advances to registered representatives	881,000	918,000
Allowance for doubtful accounts - advances to registered representatives	(154,000)	(154,000)
Investment banking receivable	1,086,000	1,877,000
Advisory fees	510,000	597,000
Notes receivable (Note 4)	676,000	—
Other	717,000	659,000
Total	5,180,000	5,430,000

NOTE 8. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2022. Forgiveness of loans amounted to $693,000 and $788,000 for the years ended September 30, 2017 and 2016 respectively, and the related compensation was included in commissions, compensation and fees in the statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of the note. The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of September 30, 2017 and 2016, no allowance for doubtful accounts was required.

Forgivable loan activity for the fiscal years ended September 30, 2017 and 2016 is as follows:

Balance, September 30, 2015	$1,368,000
Advances	1,132,000
Amortization	(788,000)
Balance, September 30, 2016	1,712,000
Advances	694,000
Amortization	(693,000)
Repayments	(97,000)
Balance, September 30, 2017	$1,616,000

There were no forgivable loans outstanding at September 30, 2017 and 2016 attributable to registered representatives who ended their affiliation with the Company’s subsidiaries prior to the fulfillment of their obligation.

NOTE 9. FAIR VALUE OF ASSETS AND LIABILITIES

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

The following tables present the carrying values and estimated fair values at September 30, 2017 and 2016 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	September 30, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$23,508,000	$23,508,000	$—	$23,508,000
Cash deposits with clearing organizations	1,041,000	1,041,000	—	1,041,000
Receivables from broker-dealers and clearing organizations	2,850,000	—	2,850,000	2,850,000
Forgivable loans receivable	1,616,000	—	1,616,000	1,616,000
Other Receivables, Net	5,180,000	—	5,180,000	5,180,000
	$34,195,000	$24,549,000	$9,646,000	$34,195,000

Liabilities
Accrued commissions and payroll payable	10,065,000	—	10,065,000	10,065,000
Accounts payable and accrued expenses (1)	8,404,000	—	8,404,000	8,404,000
	$18,469,000	$—	$18,469,000	$18,469,000

(1)	Excludes contingent consideration liabilities of $311,000.

	September 30, 2016
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$21,694,000	$21,694,000	$—	$21,694,000
Cash deposits with clearing organizations	1,030,000	1,030,000	—	1,030,000
Receivables from broker-dealers and clearing organizations	3,357,000	—	3,357,000	3,357,000
Forgivable loans receivable	1,712,000	—	1,712,000	1,712,000
Other Receivables, Net	5,430,000	—	5,430,000	5,430,000
	$33,223,000	$22,724,000	$10,499,000	$33,223,000

Liabilities
Accrued commissions and payroll payable	11,940,000	—	11,940,000	11,940,000
Accounts payable and accrued expenses (1)	6,742,000	—	6,742,000	6,742,000
	$18,682,000	$—	$18,682,000	$18,682,000

(1)	Excludes contingent consideration liabilities of $424,000.

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and 2016

	September 30, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned
Corporate stocks	$116,000	$116,000	$—	$—	$116,000
Municipal bonds	1,239,000	1,239,000	—	—	1,239,000
Restricted stock	82,000		82,000		82,000
Warrants	5,665,000	—	5,665,000	—	5,665,000
	$7,102,000	$1,355,000	$5,747,000	$—	$7,102,000

Liabilities
Contingent consideration	311,000	—	—	311,000	311,000
Warrants issued	5,597,000	—	5,597,000	—	5,597,000
Securities sold, but not yet purchased
Municipal bonds	151,000	151,000	—	—	151,000
	$6,059,000	$151,000	$5,597,000	$311,000	$6,059,000

	September 30, 2016
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned
Corporate stocks	101,000	101,000	—	—	101,000
Municipal bonds	2,111,000	2,111,000	—	—	2,111,000
Restricted stock	145,000	—	145,000	—	145,000
	$2,357,000	$2,212,000	$145,000	$—	$2,357,000

Liabilities
Contingent consideration	424,000	—	—	424,000	424,000
Warrants issuable	14,055,000	—	14,055,000	—	14,055,000
Securities sold, but not yet purchased
Corporate stocks	298,000	298,000	—	—	298,000
	$14,777,000	$298,000	$14,055,000	$424,000	$14,777,000

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. The unrealized gain for the change in fair value of the warrants for 2017 amounted to approximately $5,631,000 which is included in net dealer inventory gains.

Warrants are carried at fair value as determined by using the Black-Scholes option pricing model. This model takes into account the underlying securities current market values, the underlying securities market volatility, the terms of the warrants, exercise prices, and risk-free return rate. The market value of the underlying securities’ market value is discounted based on the value of a protective put, which reduces the current market price used as an input into the Black-Scholes option pricing model.

Debt securities are valued based on recently executed transactions.

NOTE 10. FIXED ASSETS

Fixed assets as of September 30, 2017 and 2016, respectively, consist of the following:

	September 30,		Estimated Useful
	2017	2016	Lives (in years)
Equipment	$1,742,000	$1,036,000	5
Furniture and fixtures	382,000	163,000	5
Leasehold improvements	1,400,000	653,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	739,000	739,000	5
	4,263,000	2,591,000
Less accumulated depreciation and amortization	(1,866,000)	(1,427,000)
Fixed assets - net	$2,397,000	$1,164,000

Depreciation expense for the years ended September 30, 2017 and 2016 was $439,000 and $480,000 respectively.

NOTE 11. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses as of September 30, 2017 and 2016, respectively, consist of the following:

	September 30,
	2017	2016
Legal	877,000	1,346,000
Audit	176,000	198,000
Telecommunications	205,000	209,000
Data Services	464,000	425,000
Regulatory	540,000	444,000
Settlements	2,403,000	832,000
Deferred rent	497,000	65,000
Contingent consideration payable	311,000	424,000
Other	3,242,000	3,223,000
Total	$8,715,000	$7,166,000

NOTE 12. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes consist of the following:

2017	Federal	State	Total
Current income tax expense	$1,074,000	$439,000	$1,513,000
Deferred income tax expense	2,126,000	412,000	2,538,000
Total income tax expense	$3,200,000	$851,000	$4,051,000

2016	Federal	State	Total
Current income tax expense	$54,000	$332,000	$386,000
Deferred income tax expense	$3,012,000	$(308,000)	$2,704,000
Total income tax expense	$3,066,000	$24,000	$3,090,000

The income tax provision related to pre-tax income (loss) vary from the federal statutory rate as follows:

	Years Ended September 30,
	2017	2016
Statutory federal rate	34.0%	(34.0)%
State income taxes, net of federal income tax expense (benefit)	3.4%	(8.2)%
Permanent differences for tax purposes	(14.4)%	35.4%
Write-off of deferred tax asset attributable to change in ownership (see below)	—%	128.9%
Other	1.4%	3.1%
	24.4%	125.2%

Significant components of the Company’s net deferred tax assets in the accompanying financial statements are as follows:

	September 30,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$6,229,000	$6,951,000
Contingent consideration	123,000	168,000
Stock based compensation	819,000	640,000
Accrued expenses	1,404,000	596,000
Accounts receivable and other receivables	216,000	294,000
Federal AMT credit carryforward	261,000	272,000
Fixed assets	(186,000)	256,000
Intangibles	(486,000)	(500,000)
Securities	(1,960,000)	281,000
Total deferred tax assets	$6,420,000	$8,958,000

At September 30, 2017, the Company had available federal net operating loss carryforwards of approximately $17.5 million, which includes approximately $5.5 million resulting from the Gilman acquisition, and state net operating loss carryforwards of approximately $10.7 million, principally from the Gilman acquisition in October 2013 that may be applied against future taxable income and expire at various dates between 2020 and 2033.

Due to the change in ownership resulting from the completion of the Offer discussed in Note 19, the Company's deferred tax asset relating to the Company's net operating loss carry forwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code, thereby reducing the amount of net operating loss carry forwards available to the Company to offset future taxable income. Such reduction in 2016 resulted in a write-off of deferred income taxes of $3,185,000.

Authoritative guidance for uncertainty in income tax requires the Company to determine whether a tax position is more-likely-than-not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement, which could result in the Company recording a tax liability or reducing a deferred tax asset related to net operating loss carryforwards. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined that the guidance for uncertainty in income taxes has no impact on its consolidated financial statements as of September 30, 2017. The Company will recognize tax-related interest and penalties, if applicable, related to liabilities for uncertain tax positions as a component of income tax expense.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2017, the Company leases office space in various states expiring at various dates through October 2026, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Lease Payments	Less, Sublease Income	Net
2018	$3,040,000	$360,000	$2,680,000
2019	2,481,000	30,000	2,451,000
2020	2,346,000	—	2,346,000
2021	2,043,000	—	2,043,000
2022	1,331,000	—	1,331,000
Thereafter	4,524,000	—	4,524,000
Total	$15,765,000	$390,000	$15,375,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases for the years ended September 30, 2017 and September 30, 2016 was $4,257,000 and $3,794,000, respectively. Sublease income under all operating subleases for the years ended September 30, 2017 and 2016 was approximately $167,000 and $142,000, respectively.

As of September 30, 2017 and 2016, the Company and its subsidiaries had outstanding three letters of credit, which have been issued in the maximum amount of $1,381,000 and $354,000, respectively, as security for property leases, and are collateralized by the restricted cash as reflected in the statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2017 and 2016, the Company accrued approximately $2,403,000 and $832,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by the Company's errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. Amounts charged to operations for settlements and potential losses in fiscal years 2017 and 2016 were $3,414,000 and $536,000 respectively, which is included in other administrative expenses in the statement of operations. The Company has included in "Professional fees" litigation and FINRA related expenses of $1,476,000 and $1,241,000 for fiscal years 2017 and 2016, respectively.

NOTE 14. STOCKHOLDERS’ EQUITY

Shares Authorized

On January 26, 2017, the stockholders of the Company approved (i) to amend the Company's certificate of incorporation to decrease the number of authorized shares of its common stock from 150,000,000 shares to 75,000,000 shares and (ii) to amend the Company's 2013 Omnibus Incentive Plan to increase the number of shares of its common stock authorized for issuance by 650,000.

Share Repurchase

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management. During the year ended September 30, 2017, the Company did not repurchase any shares. During the year ended September 30, 2016, the Company repurchased and retired 33,933 common shares at a cost of approximately $86,000.

Restricted Stock Units

A summary of the Company's non-vested restricted stock units for the years ended September 30, 2017 and 2016 are as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units at October 1, 2015	4,334	$9,000
Vested	(4,334)	(9,000)
Non-vested restricted stock units at September 30, 2016	—	—
Granted	1,250,000	3,054,000
Vested	—	—
Non-vested restricted stock units at September 30, 2017	1,250,000	$3,054,000

In 2017, the Company granted 1,250,000 restricted stock units ("RSU") to certain of its officers and employees. One RSU gives the right to one share of the Company’s common stock. RSUs shall vest as follows: (1) 625,000 shall equally vest in 25% increments on the anniversary date of the grant date over the next four years; (2) 104,168 shall vest based upon the Company first achieving a market capitalization of $75,000,000 for 30 consecutive trading days; 104,168 shall vest based upon the Company first achieving a market capitalization of $100,000,000 for 30 consecutive trading days; 104,164 shall vest based upon the Company first achieving a market capitalization of $150,000,000 for 30 consecutive trading days; and (3) 104,168 shall vest based upon the Company’s adjusted EBITDA first being equal to or greater than $10,000,000 at the end of a fiscal year; 104,168 shall vest based upon the Company’s adjusted EBITDA first being equal to or greater than $15,000,000 at the end of a fiscal year; 104,164 shall vest based upon the Company’s adjusted EBITDA first being equal to or greater than $25,000,000 at the end of a fiscal year. Vesting under clauses (2) and (3) shall require certification by the compensation committee that such performance goals have been met and shall occur on the date of such certification.

RSUs that vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSUs with a market condition.

For the year ended September 30, 2017, the Company recognized compensation expense of $602,000 related to RSUs. At September 30, 2017, unrecognized compensation with respect to RSUs amounted to $2,452,000, which will be recognized over a weighted average period of 4.2 years, assuming all performance-based compensation will vest.

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

The following option activity occurred under the Company's plan during the years ended September 30, 2017 and 2016:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2015	1,370,000	$6.34	$1.80	4.12
Forfeited or expired	(148,500)	4.93	6.48
Outstanding at September 30, 2016	1,221,500	6.51	1.22	3.31
Forfeited or expired	(15,500)	4.42	1.99
Outstanding at September 30, 2017	1,206,000	6.54	1.21	2.29
Vested and exercisable at September 30, 2017	1,206,000	$6.54	$1.21	2.29	$—

During fiscal 2016, the Company recognized compensation expense of $202,000, related to stock options. As of September 30, 2016, all compensation expense associated with the grants of stock options had been recognized.

There were no grants of stock options in 2017 or 2016.

Warrants

The following tables summarize information about warrant activity during 2017 and 2016:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2015	44,587	$5.00	1.26
Forfeited or expired	(21,558)	$5.00
Outstanding at September 30, 2016	23,029	$5.00	0.75
Issued - See Note 19	12,437,916	$3.25	4.30
Forfeited or expired	(21,558)	$5.00
Outstanding and exercisable at September 30, 2017	12,439,387	$3.25	4.30

NOTE 15. NET CAPITAL REQUIREMENTS OF BROKER-DEALER SUBSIDIARIES

National Securities is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At September 30, 2017, National Securities had net capital of $9,231,587 which was $8,981,587 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule 15c3-1, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2017, vFinance Investments had net capital of $1,397,346 which was $397,346 in excess of its required net capital of $1,000,000. vFinance Investments ratio of aggregate indebtedness to net capital was .8 to 1. vFinance Investments is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

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

NOTE 17. EMPLOYEE BENEFITS

The Company sponsors a defined contribution 401(k) plan (the “Plan”). Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company’s contributions are made at the discretion of the Board of Directors. For the fiscal years ended September 30, 2017 and 2016, the Company made no contributions to the Plan.

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

Corporate pre-tax income (loss) consists of certain expenses that have not been allocated to reportable segments.

Segment information for the years ended September 30, 2017 and 2016 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
2017
Revenues	$182,431,000	$7,439,000	$—		$189,870,000
Pre-tax income (loss)	11,516,000	649,000	4,414,000	(a)	16,579,000

Identifiable assets	47,213,000	2,984,000	14,201,000	(c)	64,398,000
Depreciation and amortization	694,000	181,000	354,000		1,229,000
Interest	14,000				14,000
Capital expenditures	140,000	73,000	1,459,000		1,672,000

2016
Revenues	$165,682,000	$8,394,000	$—		$174,076,000
Pre-tax (loss) income	4,227,000	(521,000)	(6,175,000)	(b)	(2,469,000)

Identifiable assets	43,851,000	2,309,000	14,386,000	(c)	60,546,000
Depreciation and amortization	760,000	181,000	272,000		1,213,000
Interest	51,000				51,000
Capital expenditures	127,000	96,000	709,000		932,000

(a)Consists of the gain on the change in fair value of warrant liability offset in part by executive salaries and other expenses not allocated to reportable segments by management.
(b)Consists of executive salaries and other expenses not allocated to reportable segments by management.
(c)Consists principally of deferred tax assets and cash, prepaid and fixed asset balances held at Corporate.

NOTE 19. ACQUISITION OF CONTROLLING INTEREST IN THE COMPANY

On September 12, 2016, FBIO Acquisition, Inc. (“FBIO Acquisition”), a wholly-owned subsidiary of Fortress, completed a tender offer (the “Offer”) for all outstanding shares of the Company at a price of $3.25 per share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”), pursuant to the terms of an Agreement and Plan of Merger dated as of April 27, 2016 (as amended, the “Merger Agreement”) among the Company, Fortress and FBIO Acquisition. The Offer expired on September 9, 2016, and a total of 7,037,482 shares were validly tendered and not withdrawn (including shares delivered through notices of guaranteed delivery), representing approximately 56.6% of the Company's issued and outstanding shares of common stock immediately following the completion of the Offer (in each case, without giving effect to the issuance or exercise of the Dividend Warrants). On September 12, 2016, FBIO Acquisition accepted for payment all shares that were validly tendered and not withdrawn prior to the expiration time of the Offer and delivered payment for such shares.

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

As the Company does not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement (which did not exist at September 30, 2016) may be considered outside of the Company’s control, net cash settlement of the warrants is assumed. Accordingly, as the Company was obligated to issue the warrants at September 30, 2016, and subsequently issued the warrants in January 2017, the fair value of the 12,437,916 warrants are being classified as a liability in the consolidated statement of financial condition at September 30, 2017 and September 30, 2016. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in fair value of warrants” in the consolidated statements of operations. As the warrants were registered and trading and the Company maintained an effective registration statement at September 30, 2017, fair value of the warrants was based on the market price. As of September 30, 2016, valuation was determined by use of the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0.00%
Expected volatility	38.20%
Risk-free interest rate	1.14%
Life (in years)	5

NOTE 20. RELATED PARTY TRANSACTIONS

In fiscal year 2017 and 2016, Investment Banking revenues include approximately $14,414,000 and $1,245,000, respectively, of fees related to placement of securities for Fortress and subsidiaries of Fortress.