Form 10-K/A
period 2017-09-30
NATIONAL HOLDINGS CORP
filed 2018-01-17
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2017
Commission File No: 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact Name of Registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, 25th Floor, New York, NY 10281 (Address, including zip code, of principal executive offices) Registrant’s telephone number, including area code: (212) 417-8000

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
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

At March 31, 2017, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $2.83 per share for the registrant’s common stock, as quoted on the NASDAQ Capital Market was approximately $6,589,980.

As of November 30, 2017, there were 12,437,916 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof of this Annual Report on Form 10-K.

TABLE OF CONTENTS

i

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K includes forward-looking statements as defined in the Private Securities Reform Act of 1995. These forward looking statements are often identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements.

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

You should also consider carefully the statements under “Risk Factors” and other sections of this Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

PART I.

Item 1.	BUSINESS

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

Our broker-dealer subsidiaries consist of National Securities Corporation, a Washington corporation (“National Securities” or “NSC”), and vFinance Investments, Inc., a Florida corporation (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, New York; Boca Raton, Florida; and Seattle, Washington. Our Broker-Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission (“SEC”) and the Commodities and Futures Trading Commission (“CFTC”), are members of the Financial Industry Regulatory Authority (“FINRA”), Securities Investor Protection Corporation (the “SIPC”) and the National Futures Association (“NFA”).

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

Our wholly-owned subsidiary, National Asset Management, Inc., a Washington corporation (“NAM”), is a federally-registered investment advisor providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed.

Our wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation (“National Insurance”), and Prime Financial Services, a Delaware corporation (“Prime Financial”), provide fixed insurance products to their clients, including life insurance, disability insurance, long-term care insurance and fixed annuities.

Our wholly-owned subsidiary, Gilman Ciocia, Inc., a Delaware corporation (“Gilman”), provides tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

Our wholly-owned subsidiary, GC Capital Corporation, a Delaware corporation (“GC”), provides licensed mortgage brokerage services in New York and Florida.

Fortress Transaction

Closing of Tender Offer

On September 12, 2016, FBIO Acquisition, Inc. (“FBIO Acquisition”), a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”), completed its tender offer (the “Offer”) for all outstanding shares of our company at a price of $3.25 per share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”), pursuant to the terms of the Agreement and Plan of Merger dated as of April 27, 2016 (as amended, the “Merger Agreement”) among our company, Fortress and FBIO Acquisition. The Offer expired at 12:00 midnight, New York City time, on Friday, September 9, 2016. Computershare Trust Company, N.A., the depositary for the Offer, advised Fortress and FBIO Acquisition that, as of the expiration time of the Offer, a total of 7,037,482 shares were validly tendered and not withdrawn (including shares delivered through notices of guaranteed delivery), representing approximately 56.6% of our issued and outstanding shares of common stock and approximately 51.4% of our issued and outstanding shares of common stock on a fully-diluted basis immediately following the completion of the Offer (in each case, without giving effect to the issuance or exercise of the Dividend Warrants as further described below under the heading “Warrant Dividend”).

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

The warrants and the shares of common stock issuable upon the exercise of the warrants, have been registered on a registration statement that was filed with the SEC and was declared effective January 13, 2017. The Company established January 18, 2017 as the distribution date of a dividend of warrants to purchase shares of the Company’s common stock and the warrants began trading on the NASDAQ Capital Market under the symbol “NHLDW” on that date.

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

Brokerage Services

The Broker-Dealer Subsidiaries are each registered as a broker-dealer with the SEC and are licensed in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Broker-Dealer Subsidiaries are also members of FINRA, SIPC, the Municipal Securities Rulemaking Board (“MSRB”) and NFA.

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

Broker Dealer Trading

Our Broker-Dealer Subsidiaries buy and may maintain inventories in equity securities as “market-makers” for sale of those securities to other dealers and to our customers. We may also maintain inventories in corporate, government and municipal debt securities for sale to customers. The level of our market-making trading activities will increase or decrease depending on the relative strength or weakness of the broader markets. As of September 30, 2017, we made markets in approximately 750 micro and small-cap NASDAQ and other exchange-listed and over the counter quoted stocks. We anticipate that we will continue market-making trading activity in the future, which may include securities of companies for which we managed or co-managed a public offering.

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

Programs currently offered by NAM include:

●	The Portfolio Advisor Program, pursuant to which the client’s IAR manages individual client accounts through various investments on a discretionary basis;

●

The Portfolio Advisor Plus Program, in which the client’s IAR manages individual client accounts through various investments on a discretionary basis, with an alternative pricing structure whereby qualified clients may pay a performance-based fee in addition to an asset-based fee;

●

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

●

The Investment Advisor Program, pursuant to which IARs provide advisory services with respect to variable annuity products, plans such as 401(k)s, 403(b)s, mutual funds, and retirement funds, as well as individually managed client accounts;

●	Financial planning, offered for a flat fee or an hourly rate;

●	Discretionary management services for private funds;

●	Retirement solutions provided to plan providers, plan sponsors, and participants through various products, services and custodial platforms, including FOLIO Institutional;

●

Wrap programs, using a platform offered by Envestnet Asset Management, Inc., an SEC registered investment adviser and turnkey asset management platform provider; the Envestnet platform provides wealth management technology for registered investment advisers along with asset management programs;

●

A unified managed account program (a unified managed account refers to an account that combines investment vehicles and one or more independent money managers into a single or “unified” managed account) using Foliofn Investments, Inc. Foliofn is a custodian that offers a fractionalized share trading platform which enables investors to diversify investments across multiple securities; and

●	A program utilizing the FTJ FundChoice Program, in which NAM serves as the advisor for the client on a non-discretionary basis.

NAM operates its programs as directed brokerage subject to most favorable execution of client transactions. NAM does not require a client to utilize any particular broker/custodian and currently has relationships with a number of brokers/custodians that provide brokerage, clearing and custody services to clients in the programs. The choice of which broker/custodian to utilize is determined by the client in consultation with their IAR, and a client enters into a separate contractual relationship with the selected broker/custodian. Based on the client’s selection, all transactions for their accounts are then placed through the selected broker-dealer. NAM clients may pay ticket charges for brokerage services according to the agreement between the client and the selected custodian.

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

Institutional Services

A critical element of our business strategy is to identify institutional quality investments that offer above market returns. We support that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance. Hedge funds represent a segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. We offer fund managers access to investment opportunities and independent research products. Additionally, we offer fund managers, the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions as well as special execution services using volume weighted averages and average pricing for micro and small-cap stocks. We believe that our investment executives engaged in institutional services have a mutually beneficial relationship with our Investment Banking Division (“IBD”), as fund managers looking for investment opportunities, participate in IBD’s corporate clients’ issuances. Our relationships with fund managers may create opportunities to increase the number and breadth of IBD clients.

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

We believe that we offer clients a cost effective and proactive tax preparation and tax planning service. Gilman’s volume allows it to provide uniform services at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, all of Gilman’s offices are open year round to provide financial planning and other services to our clients.

Gilman’s tax preparers are generally not certified public accountants, attorneys or enrolled agents. Therefore, they are limited in the representation that they can provide to clients in the event of an audit by the IRS.

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

Government Regulation and Supervision

Our Broker-Dealer Subsidiaries and our investment adviser businesses are subject to extensive regulation by the SEC, FINRA, NFA, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms’ operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. All of the Broker-Dealer Subsidiaries are registered broker-dealers with the SEC and members of FINRA. They are licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

In addition, as registered broker-dealers and members of FINRA, the Broker-Dealer Subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Net Capital Rule”), which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid overstating of the broker-dealer’s net capital.

In February 2015, pursuant to a directive from FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2017, National Securities had net capital of $9,231,587 which was $8,981,587 in excess of its required minimum net capital of $250,000.

vFinance Investments is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2017, vFinance Investments had net capital of $1,397,346 which was $397,346 in excess of its required minimum net capital of $1,000,000. vFinance Investments’ ratio of aggregate indebtedness to net capital was .8 to 1.

Each of National Securities and vFinance Investments is exempt from the provisions of the SEC’s Customer Protection Rule 15c3-3 (the “Customer Protection Rule”), since each is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

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

Intellectual Property

We own the following federally registered marks: vFinance, Inc.®, vFinance.com, Inc.®, AngelSearch® and Gilman Ciocia®. Employees

As of September 30, 2017, our company’s personnel consisted of the following:

Position	Salaried Employees	Independent Contractors	Total
Officers	14	-	14
Administration	185	171	356
Brokers	37	568	605
Traders	29	-	29
Investment Bankers	9	-	9
Advisors	1	7	8
Accountants and tax preparers	45	4	49
Totals	320	750	1,070

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

Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities laws, other laws and court decisions with respect to underwriters’ liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that our Broker Dealer Subsidiaries must at all times be in compliance with the Net Capital Rule.

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

National Securities is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At September 30, 2017, National Securities had net capital of $9,231,587 which was $8,981,587 in excess of its required minimum net capital of $250,000. National Securities is exempt from the provisions of the Customer Protection Rule, since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2017, vFinance Investments had net capital of $1,397,346 which was $397,346 in excess of its required minimum net capital of $1,000,000. At such date, vFinance Investments’ ratio of aggregate indebtedness to net capital was .8 to 1. vFinance Investments is also exempt from the provisions of the Customer Protection Rule, since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the Net Capital Rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The Net Capital Rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer. The Broker-Dealer Subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below the minimum requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if the Net Capital Rule is changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain present levels of business, which could have a material adverse effect on our business.

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

Unfavorable financial or economic conditions may reduce the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting and other services. Our investment banking revenues, in the form of financial advisory, placement agent and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Additionally, a downturn in market conditions could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. We must review customer relationships for impairment whenever events or circumstances indicate that impairment may be present. A significant decrease in revenues or cash flows derived from acquired customer relationships could result in a material, non-cash write-down of customer relationships. Such impairment may have a material adverse impact on our results of operations and stockholders’ equity.

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

Adverse results of current litigation and potential securities law liability would result in financial losses and divert management’s attention from our business.

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

We run the risk that employee and independent contractor misconduct could occur.

Misconduct by employees and independent contractors could include:

●	employees and independent contractors binding us to transactions that exceed authorized limits or present unacceptable risks to us;

●	market new or enhanced services;

●	employees and independent contractors hiding unauthorized or unsuccessful activities from us; or

●	the improper use of confidential information.

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

In April 2016, the U.S. Department of Labor promulgated new fiduciary regulations which became applicable on June 9, 2017. These regulations may cause our brokers, our independent contractor registered representatives and us to become fiduciaries for purposes of the Employee Retirement Income Security Act of 1974, as amended (‘ERISA’), and/or Section 4975 of the Internal Revenue Code of 1986, as amended. In order to comply with the fiduciary obligations so imposed we may have to change the manner in which we do business with investors subject to ERISA and/or Section 4975 of the Internal Revenue Code, such as IRAs and small pension plans. The Department of Labor extended from January 1, 2018, until July 1, 2019, the date for compliance with certain provisions of the fiduciary regulations. It is unknown at this time what effect full implementation of these fiduciary regulations may have on our business, if any.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol “NHLD”. Traditionally, the trading volume of our common stock has been limited. For example, for the 30 trading days ending on September 30, 2017, the average daily trading volume was approximately 6,900 shares per day. During such 30-day period the closing price of our common stock ranged from a high of $2.75 to a low of $2.51. We expect that this limited trading volume will continue due to the concentrated ownership of our common stock by FBIO Acquisition. Because of this limited trading volume, holders of our common stock may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

The price of our common stock is volatile.

The price of our common stock has fluctuated substantially. The market price of our common stock may be highly volatile as a result of factors specific to us and the securities markets in general. Factors affecting volatility may include:

●	variations in our annual or quarterly financial results or those of our competitors;

●	economic conditions in general; and

●	changes in applicable laws or regulations, or their judicial or administrative interpretations affecting us or our subsidiaries or the securities industry.

In addition, volatility of the market price of our common stock is further affected by its thinly-traded nature.

Because our common stock may be subject to “penny stock” rules, the market for our common stock may be limited.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. If at any time the common stock has a market price per share of less than $5.00, and we do not have net tangible assets of at least $2,000,000 or average revenue of at least $6,000,000 for the preceding three years, transactions in the common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers that recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;

●	receive the purchaser’s written agreement to a transaction prior to sale;

●	changes in applicable laws or regulations, or their judicial or administrative interpretations affecting us or our subsidiaries or the securities industry;

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

Our board of directors can issue shares of “blank check” preferred stock without further action by our stockholders.

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

(a)	This lease is sublet to an unafiliated entity

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2017 and 2016, we accrued approximately $2,403,000 and $832,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statement of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. Amounts charged to operations for settlements and potential losses in fiscal years 2017, 2016 and 2015 were $3,414,000, $536,000 and $1,523,000 respectively, which is included in other administrative expenses in the statement of operations. We have included in “Professional fees” litigation and FINRA related expenses of $1,476,000, $1,241,000 and $680,000 for fiscal years 2017, 2016 and 2015, respectively.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 3, 2015, our common stock began trading on the NASDAQ Capital Market under the symbol “NHLD.”

The following table sets forth the high and low closing sales prices for our common stock for the periods noted below.

Fiscal Year Ended September 30, 2016	High	Low
First Quarter	$2.94	$2.28
Second Quarter	$2.85	$2.03
Third Quarter	$3.13	$1.91
Fourth Quarter	$3.45	$2.91

Fiscal Year Ended September 30, 2017	High	Low
First Quarter	$3.33	$2.57
Second Quarter	$3.18	$2.30
Third Quarter	$2.95	$2.55
Fourth Quarter	$2.85	$2.51

Fiscal Year Ended September 30, 2018	High	Low
First Quarter (through November 30, 2017)	$2.69	$2.33

The closing price of our common stock on November 30, 2017, as quoted on the NASDAQ Capital Market, was $2.51 per share.

Stockholders

As of November 30, 2017, we had approximately 380 stockholders of record and we estimated our total number of beneficial stockholders at approximately 660.

Dividends

Delaware law authorizes our board of directors to declare and pay dividends with respect to our common stock either out of our surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless our capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. Our ability to pay dividends in the future also may be restricted by the obligations of our broker-deal subsidiaries to comply with the net capital requirements imposed on broker-dealers by the SEC and FINRA. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. No cash dividends have been declared or paid by us with respect to our common stock during the past two fiscal years. However, see the discussion regarding the issuance of the Dividend Warrants under “Business - Dividend Warrants” under Item 1 above.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	-	$-	-	$2,000,000
August 1, 2015 - August 31, 2015	14,400	3.15	14,400	$1,954,760
September 1, 2015 - September 30, 2015	32,243	3.03	46,643	$1,856,779
September 1, 2016 - September 30, 2016	33,933	2.54	80,576	$1,770,701

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

	Year Ended September 30,
	2017	2016	2015	2014	2013
Operating Results:
Total revenues	$189,870,000	$174,076,000	$163,046,000	$184,292,000	$127,583,000
Total operating expenses	181,902,000	176,545,000	162,568,000	176,470,000	125,796,000
Income (loss) before other income and income taxes	7,968,000	(2,469,000)	478,000	7,822,000	1,787,000
Other income (expense)	8,611,000	-	-	-	(162,000)
Income (loss) before income taxes	16,579,000	(2,469,000)	478,000	7,822,000	1,625,000
Net income (loss)	$12,528,000	$(5,559,000)	$285,000	$18,643,000	$1,565,000
Per common and equivalent share:
Net income (loss) per share - Basic	$1.01	$(0.45)	$0.02	$1.51	$0.22
Net income (loss) per share - Diluted	$1.00	$(0.45)	$0.02	$1.50	$0.21
Weighted average number of shares outstanding - Basic	12,437,916	12,435,923	12,464,496	12,322,110	7,065,142
Weighted average number of shares outstanding - Diluted	12,472,541	12,435,923	12,502,254	12,408,348	7,488,775

Balance Sheet Data:
Total assets	$64,398,000	$60,546,000	$63,382,000	$64,793,000	$29,511,000
Total liabilities	25,495,000	34,773,000	18,120,000	20,261,000	13,714,000
Total shareholders' equity	38,903,000	25,773,000	45,262,000	44,532,000	15,797,000

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

We believe our critical accounting policies are as follows:

Revenue Recognition - Commission revenue represents commissions generated by our financial advisors for their clients’ purchases and sales of mutual funds, variable annuities, general securities and other financial products, a high percentage of which is paid to the advisors as commissions for initiating the transactions.

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. We recognize front-end sales commission revenue and related clearing and other expenses on transactions introduced to our clearing brokers on a trade date basis. We also recognize front-end sales commissions and related expenses on transactions initiated directly between the financial advisors and product sponsors upon receipt of notification from sponsors of the commission earned. Commission revenue also includes certain 12b-1 fees, and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned by us based on a percentage of the current market value of clients’ investment holdings in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

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

Under Accounting Standards Update (‘ASU’) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under the new standard, an entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for us beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this standard for the annual test performed as of September 30, 2017.

The annual quantitative impairment tests performed on September 30, 2017 indicated an impairment of goodwill in the brokerage and advisory services segment in the amount of $961,000. The fair value of the reporting unit was estimated using the guideline company method taking into consideration the market value of the Company’s common stock. The impairment charge is included in other administrative expenses in the consolidated statement of operations. There was no impairment of goodwill for the year ended September 30, 2016. See Note 5.

Results of Operations

Fiscal Year 2017 Compared with Fiscal Year 2016

Our fiscal year 2017 resulted in an increase in revenues, and an increase in total expenses, as compared with fiscal year 2016. As a result, we reported net income before taxes of $16,579,000 for fiscal year 2017 as compared to net loss before taxes of $(2,469,000) for fiscal year 2016.

Revenues

	Fiscal Year		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions	$96,807,000	$95,942,000	$865,000	1%
Net dealer inventory gains	15,108,000	9,929,000	5,179,000	52%
Investment banking	44,595,000	34,937,000	9,658,000	28%
Investment advisory	14,528,000	14,080,000	448,000	3%
Interest and dividends	2,764,000	3,109,000	(345,000)	(11)%
Transfer fees and clearing services	7,393,000	7,152,000	241,000	3%
Tax preparation and accounting	7,439,000	8,294,000	(855,000)	(10)%
Other	1,236,000	633,000	603,000	95%
Total Revenues	$189,870,000	$174,076,000	$15,794,000	9%

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

●	Commissions increased by $865,000, or 1%, to $96,807,000 from $95,942,000 during fiscal year 2017 when compared to fiscal 2016;

●

Net dealer inventory gains increased by $5,179,000, or 52%, to $15,108,000 from $9,929,000 during fiscal year 2017 when compared to fiscal 2016. This increase is mainly related to the unrealized gain for the change in fair value of the warrants received from investment banking deals;

●

Investment banking increased by $9,658,000, or 28%, to $44,595,000 from $34,937,000, during fiscal year 2017 when compared to fiscal 2016. Increased product offerings and issuers produced a strong deal pipeline with solid offerings, which yielded strong investment opportunities for our clients;

●

Investment advisory, which primarily consists of fees charged to our clients in our asset-based money management group, increased by $448,000, or 3%, to $14,528,000 from $14,080,000 during fiscal year 2017 when compared to fiscal 2016. A net increase in assets under management and an increase in current market values of positions contributed to the increase;

●

Interest and dividends, which primarily consists of interest earned on customer margin account balances and dividend revenue, decreased by $345,000, or 11%, to $2,764,000 from $3,109,000 during fiscal year 2017 when compared to fiscal 2016. The decrease is primarily attributable to slightly lower customer margin and free cash accounts balances;

●

Transfer fees and clearing services, which primarily consists of fees charged to our registered representatives to execute transactions on their behalf, increased by $241,000, or 3%, to $7,393,000 from $7,152,000 during fiscal year 2017 when compared to fiscal 2016. The increase is primarily due to higher number of retail transactions processed during the period;

●

Tax preparation and accounting, which primarily consists of fees charged to clients for the preparation of income tax returns and other general accounting services decreased by $855,000, or 10%, to $7,439,000 from $8,294,000 during fiscal year 2017 when compared to fiscal 2016. This decrease is attributable to the sale or elimination of underperforming locations;

●

Other revenue increased by $603,000, or 95%, to $1,236,000 from $633,000 during fiscal year 2017 when compared to fiscal 2016. This increase is due to the growth of our fully paid stock lending program since the end of last year.

Operating expenses

	Fiscal Year		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions, compensation and fees	$155,187,000	$151,057,000	$4,130,000	3%
Clearing fees	2,343,000	2,309,000	34,000	1%
Communications	2,767,000	3,157,000	(390,000)	(12)%
Occupancy	4,286,000	3,819,000	467,000	12%
Licenses and registration	1,726,000	1,625,000	101,000	6%
Professional fees	4,531,000	6,896,000	(2,365,000)	(34)%
Interest	14,000	51,000	(37,000)	(73)%
Depreciation and amortization	1,229,000	1,213,000	16,000	1%
Other administrative expenses	9,819,000	6,418,000	3,401,000	53%
Total Operating Expenses	$181,902,000	$176,545,000	$5,357,000	3%

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

●

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

●	Clearing fees increased by $34,000, or 1%, to $2,343,000 in fiscal year 2017 from $2,309,000 in fiscal year 2016;

●

Communication expenses decreased by $390,000, or 12%, to $2,767,000 in fiscal year 2017 from $3,157,000 in fiscal year 2016. This decrease is attributable to management commitment to expense control such as the consolidation of vendors thus reducing the overall cost;

●	Occupancy expenses increased by $467,000, or 12%, to $4,286,000 in fiscal year 2017 from $3,819,000 in fiscal year 2016;

●

Licenses and registration costs increased by $101,000, or 6%, to $1,726,000 in fiscal year 2017 from $1,625,000 in fiscal year 2016. This increase is attributable to licenses for software applications as the company continues to invest in and implement technology enhancement;

●

Professional fees decreased by $2,365,000, or 34% to $4,531,000 in fiscal year 2017 from $6,896,000 in fiscal year 2016. This decrease is attributable to the legal and professional fees associated with the Fortress transaction recorded last year;

●	Interest expense decreased by $37,000, or 73%, to $14,000 in fiscal year 2017 from $51,000 in fiscal year 2016;

●	Depreciation and amortization expense increased by $16,000, or 1%, to $1,229,000 in fiscal year 2017 from $1,213,000 in fiscal year 2016;

●

Other administrative expenses, which includes but is not limited to advertising, equipment leases, office supplies, dues and subscriptions, provisions for potential arbitration settlements and insurance, in-creased by $3,401,000, or 53%, to $9,819,000 in fiscal year 2017 from $6,418,000 in fiscal year 2016. This increase is attributable to higher provisions for potential arbitration settlements, technology improvements, higher insurance costs and goodwill impairment charge. See Note 5 for further details about the impairment of goodwill.

Income tax expense

Due to the change in ownership resulting from the completion of the Offer discussed in Note 19 of our consolidated financial statements, our deferred tax asset relating to our net operating loss carry forwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code, thereby reducing the amount of net operating loss carry forwards available to us to offset future taxable income. The income tax provision related to pre-tax income in 2017 varies from the federal statutory rate principally due to non-deductible expenses, state and local income taxes and non-taxable changes in the fair value of warrants.

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

	Fiscal Year
	2017	2016
Net income (loss), as reported	$12,528,000	$(5,559,000)
Interest expense	14,000	51,000
Income taxes	4,051,000	3,090,000
Depreciation and amortization	1,229,000	1,213,000
EBITDA	17,822,000	(1,205,000)
Non-cash compensation expense	602,000	211,000
Change in fair value of warrant liability	(8,458,000)	-
Forgivable loan amortization	693,000	788,000
Impairment of goodwill and intangible assets	1,011,000	894,000
Gain on disposal of Gilman branches	(137,000)	-
EBITDA, as adjusted	$11,533,000	$688,000

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

	Fiscal Year		Increase ( Decrease)
	2016	2015	Amount	Percent
Commissions	$95,942,000	$96,222,000	(280,000)	0%
Net dealer inventory gains	9,929,000	10,512,000	(583,000)	(6)%
Investment banking	34,937,000	21,004,000	13,933,000	66%
Investment advisory	14,080,000	14,967,000	(887,000)	(6)%
Interest and dividends	3,109,000	3,604,000	(495,000)	(14)%
Transfer fees and clearing services	7,152,000	7,993,000	(841,000)	(11)%
Tax preparation and accounting	8,294,000	8,248,000	46,000	1%
Other	633,000	496,000	137,000	28%
Total Revenues	174,076,000	163,046,000	$11,030,000	7%

Total revenues increased $11,030,000, or 7%, in fiscal year 2016 to $174,076,000 from $163,046,000 in fiscal year 2015. The increase in revenues is primarily due to revenues generated by investment banking under a strong deal pipeline which included diverse issuers and products.

●	Commissions decreased by $280,000, or 0%, to $95,942,000 from $96,222,000 during fiscal year 2016 when compared to fiscal 2015;

●

Net dealer inventory gains, which includes profits on proprietary trading, market making activities, and customer mark-ups and mark-downs decreased by $583,000, or 6%, to $9,929,000 from $10,512,000 during fiscal year 2016 when compared to fiscal 2015. This business continues to demonstrate continued revenue pressure resulting from industry volume contraction related to small cap markets, lack of volatility due to low interest rates, Fed rate hike uncertainty, and fixed income products falling out of favor due to higher equity market returns;

●

Investment banking increased by $13,933,000, or 66% to $34,937,000 from $21,004,000, during fiscal year 2016 when compared to fiscal 2015. Increased product offerings and issuers produced a strong deal pipeline with solid offerings, which yielded strong investment opportunities for our clients;

●

Investment advisory, which primarily consists of fees charged to our clients in our asset-based money management group, decreased by $887,000, or 6%, to $14,080,000 from $14,967,000 during fiscal year 2016 when compared to fiscal 2015. While assets under management have increased on a consistent basis over the past year, average revenue earned on our asset portfolio has declined due to a reduction of fees on certain asset classes, and the elimination of unprofitable business;

●

Interest and dividends, which primarily consists of interest earned on customer margin account balances and dividend revenue, decreased by $495,000, or 14%, to $3,109,000 from $3,604,000 during fiscal year 2016 when compared to fiscal 2015. The decrease is primarily attributable to slightly lower customer margin and free cash accounts balances;

●

Transfer fees and clearing services, which primarily consists of fees charged to our registered representatives to execute on their behalf, decreased by $841,000, or 11%, to $7,152,000 from $7,993,000 during fiscal year 2016 when compared to fiscal 2015. The decrease is consistent with the fewer number of transactions made on behalf of our clients during the most recent year consistent with the decline in commission revenue;

●

Tax preparation and accounting, which primarily consists of fees charged to clients for the preparation of income tax returns and other general accounting services increased by $46,000, or 1%, to $8,294,000 from $8,248,000 during fiscal year 2016 when compared to fiscal 2015. The increase is primarily due to the acquisition of a tax preparation and accounting office in February 2015 resulting in the preparation of more returns for our clients during fiscal 2016;

●

Other revenue increased by $137,000, or 28%, to $633,000 from $496,000 during fiscal year 2016 when compared to fiscal 2015. This increase is primarily due to additional revenue in 2016 related to our fully paid lending program.

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

●

Commission, compensation, and fees include those expenses based on commission revenue, net dealer inventory gains revenue and investment banking revenues, as well as compensation to our non-broker employees. These expenses increased by $11,605,000, or 8%, to $151,057,000 in fiscal year 2016 from $139,452,000 in fiscal year 2015. The net increase in investment banking revenue was primarily responsible for the overall increase in this expense category. Investment banking compensation moved in step with the increase in related revenues. In addition, we had severance charges of approximately $1,056,000 related to officer employment terminations;

●

Clearing fees decreased by $595,000, or 20%, to $2,309,000 in fiscal year 2016 from $2,904,000 in fiscal year 2015. The decrease is largely the result of the decline in total transactions executed during the 2016 fiscal year;

●

Communication expenses decreased by $635,000, or 17%, to $3,157,000 in fiscal year 2016 from $3,792,000 in fiscal year 2015. This decrease is attributable to management commitment to expense control through continued evaluation and renegotiation of numerous telecommunication contracts;

●

Occupancy expenses decreased by $143,000, or 4%, to $3,819,000 in fiscal year 2016 from $3,962,000 in fiscal year 2015. This decrease is primarily due to the continuous review and renegotiation of leases and wherever possible, the consolidation of offices and reduction of the square footage of office space rented;

●

Licenses and registration costs increased by $261,000, or 19%, to $1,625,000 in fiscal year 2016 from $1,364,000 in fiscal year 2015. This increase is primarily due to the implementation of new supervisory software;

●

Professional fees increased by $2,407,000, or 54% to $6,896,000 in fiscal year 2016 from $4,489,000 in fiscal year 2015. The increase in professional fees is primarily due to the transaction with Fortress;

●	Interest expense increased by $38,000, or 292%, to $51,000 in fiscal year 2016 from $13,000 in fiscal year 2015;

●

Depreciation and amortization expense increased by $86,000, or 8%, to $1,213,000 in fiscal year 2016 from $1,127,000 in fiscal year 2015. The increase is primarily due to the acquisition of computer equipment in 2016;

●

Other administrative expenses, which includes but is not limited to advertising, equipment leases, office supplies, dues and subscriptions and insurance, increased by $953,000, or 17%, to $6,418,000 in fiscal year 2016 from $5,465,000 in fiscal year 2015. This increase is primarily due to impairment expense on the valuation for the Gilman brand name of $894,000 in 2016.

Income tax expense

Due to the change in ownership resulting from the completion of the Offer discussed in Note 19 of our consolidated financial statements, our deferred tax asset relating to our net operating loss carry forwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code, thereby reducing the amount of net operating loss carry forwards available to us to offset future taxable income. Such reduction resulted in a write-off of deferred income taxes of $3,185,000 in 2016. The income tax provision related to pre-tax loss in 2016 varies from the federal statutory rate principally from such write-off and expenses related to the Offer which are not deductible for income tax purposes.

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

	Fiscal Year
	2016	2015

Net (loss) income, as reported	$(5,559,000)	$285,000
Interest expense	51,000	13,000
Income taxes	3,090,000	193,000
Depreciation and amortization	1,213,000	1,127,000
EBITDA	(1,205,000)	1,618,000
Non-cash compensation expense	211,000	590,000
Forgivable loan amortization	788,000	538,000
Impairment of intangible assets	894,000	-
EBITDA, as adjusted	$688,000	$2,746,000

EBITDA, as adjusted for non-cash compensation expense, forgivable loan amortization and impairment of intangible assets is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance September 30,		Average Balance during fiscal
	2017	2016	2017	2016
Cash	$23,508,000	$21,694,000	$24,558,250	$22,227,000
Receivables from broker-dealers and clearing organizations	2,850,000	3,357,000	2,826,750	3,315,250
Securities owned - at fair value	7,102,000	2,357,000	3,327,250	1,274,250

Accrued commissions and payroll payable, accounts payable and other accrued expenses	18,780,000	19,106,000	18,170,750	16,722,750

At September 30, 2017 and 2016, 52% and 45%, respectively, of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

In addition, as registered broker-dealers and members of FINRA, the Broker-Dealer Subsidiaries are subject to the Net Capital Rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid overstating of the broker-dealer’s net capital.

National Securities is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At September 30, 2017, National Securities had net capital of $9,231,587 which was $8,981,587 in excess of its required minimum net capital of $250,000. National Securities is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2017, vFinance Investments had net capital of $1,397,346 which was $397,346 in excess of its required minimum net capital of $1,000,000. vFinance Investments ratio of aggregate indebtedness to net capital was .8 to 1. vFinance Investments is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

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

	Year ended September 30,
	2017	2016
Cash flows from operating activities
Net Income (Loss)	$12,528,000	$(5,559,000)
Non-cash adjustments
Change in fair value of warrant liability	(8,458,000)	-
Depreciation and amortization	1,229,000	1,213,000
Deferred tax expense	2,538,000	2,704,000
Amortization of forgivable loans	693,000	788,000
Stock-based compensation	602,000	211,000
Impairment of goodwill and intangible assets	1,011,000	894,000
Other	(509,000)	(30,000)

Changes in operating assets and liabilities
Receivables from clearing organizations, broker-dealers and others	507,000	(279,000)
Forgivable loans	(597,000)	(1,132,000)
Accounts payable and accrued expenses and other liabilities	(924,000)	2,012,000
Other	(5,401,000)	(3,264,000)
Net cash provided by (used in) operating activities	3,219,000	(2,442,000)

Cash flows from investing activities
Acquisition of intangible asset	(19,000)	-
Purchase of fixed assets	(1,432,000)	(420,000)
Collection on notes receivable - disposal of Gilman branches	46,000	-
Net cash used in investing activities	(1,405,000)	(420,000)

Cash flows from financing activities
Repurchase of shares of common stock	-	(86,000)
Net cash used in by financing activities	-	(86,000)
Net increase (decrease) in cash	$1,814,000	$(2,948,000)

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

Contractual Obligations

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations (1)	$15,765,000	$3,040,000	$4,827,000	$3,374,000	$4,524,000
Total

(1)	Excludes sublease income of $390,000. See Note 13, "Commitments and Contingencies," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K/A.

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (Topic 606) which creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company beginning October 1, 2018, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its financial statements which, (1) for investment banking advisory arrangements may change the timing of revenue recognition depending on the number and nature of the performance obligations identified, (2) for underwriting expenses and costs of advisory services and related reimbursement revenue may need to be recognized on a gross basis, and (3) for costs to obtain a contract may need to be capitalized, amortized and reviewed regularly for impairment.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning October 1, 2017 for both interim and annual reporting periods. The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s financial statements.

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

In January 2017, FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted. See Note 2 - Goodwill.

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

The following table shows the fair values of our securities owned and securities sold, but not yet purchased as of September 30, 2017, 2016 and 2015:

September 30, 2017	Securities Owned	Securities sold, but not yet purchased
Corporate stocks	$116,000	$-
Municipal bonds	1,239,000	151,000
Restricted stock	82,000	-
Warrants	5,665,000	-
Total	7,102,000	$151,000

September 30, 2016	Securities Owned	Securities sold, but not yet purchased
Corporate stocks	$101,000	$298,000
Municipal bonds	2,111,000	-
Restricted stock	145,000	-
Total	$2,357,000	$298,000

September 30, 2015	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$44,000	$32,000
Municipal bonds	638,000	—
Restricted stock	205,000	—
Total	$887,000	$32,000

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto, included in Part IV, Item 15(a)(1), are incorporated by reference into this Item 8.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

PART III.

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

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are included in Part II, Item 8:

1.	Financial Statements

Report of Independent Registered Accounting Firm

Consolidated Financial Statements

Statements of Financial Condition, September 30, 2017 and 2016

Statements of Operations for the Years ended September 30, 2017, 2016 and 2015

Statement of Changes in Stockholders’ Equity for the Years ended September 30, 2017, 2016 and 2015

Statements of Cash Flows for the Years ended September 30, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or have been included in notes to the consolidated financial statements.

(b)	See Exhibit Index below.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of April 27, 2016, by and among the Company, Fortress Biotech, Inc. and FBIO Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 28, 2016; File No. 001-12629).

2.2

Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Fortress Biotech, Inc. and FBIO Acquisition, Inc., dated August 12, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 12, 2016; File No. 001-12629).

3.1(a)	The Company’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10--Q filed on May 17, 2004; File No. 001-12629).

3.1(b)

Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10--Q filed on May 10, 2006; File No. 001-12629).

3.1(c)

Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K filed on June 17, 2008; File No. 001-12629).

3.1(d)

Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10--Q filed on May 17, 2004; File No. 001-12629).

3.1(e)

Certificate of Amendment to the Company’s Certificate of Designations, Preferences, and Relative Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10--Q filed on May 10, 2006; File No. 001-12629).

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

3.1(j)

Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on December 29, 2014; File No. 001-12629).

3.1(k)

Certification of Designation, Preferences and Rights of Series E Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2012; File No. 001-12629).

3.1(l)

Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 20, 2015; File No. 001-12629).

3.2(a)	The Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on February 13, 2002; File No. 001-12629).

3.2(b)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2014, File No. 001-12629)

3.2(c)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2016; file No. 001-12629).

4.1	Form of Warrant, dated July 12, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

4.2	Form of Warrant, dated September 29, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2010; File No. 001-12629).

10.4(a)*	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).

10.4(b)*	First Amendment to the 2013 Omibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).

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

10.14*

Nonqualified Inducement Stock Option Grant Notice, dated May 7, 2015, between National Holdings Corporation and Glenn S. Worman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2015; File No. 001-12629).

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

10.36

Warrant Agreement, dated December 13, 2016, between and among National Holdings Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed on December 20, 2016; File No. 333-214791).

21	Subsidiaries of Registrant. (Previously Filed)

23.1	Consent of EisnerAmper LLP.

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION (Registrant)

Date: January 17, 2018	By:	/s/Michael Mullen
Michael Mullen Chief Executive Officer (Principal Executive Officer)

Date: January 17, 2018	By:	/s/Glenn C. Worman
Glenn C. Worman Chief Financial Officer (Principal Financial Officer)

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2017

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Holdings Corporation

We have audited the accompanying consolidated statements of financial condition of National Holdings Corporation and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and subsidiaries as of September 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
December 22, 2017

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2017	2016
ASSETS
Cash	$23,508,000	$21,694,000
Restricted cash	1,381,000	354,000
Cash deposits with clearing organizations	1,041,000	1,030,000
Securities owned, at fair value	7,102,000	2,357,000
Receivables from broker dealers and clearing organizations	2,850,000	3,357,000
Forgivable loans receivable	1,616,000	1,712,000
Other receivables, net	5,180,000	5,430,000
Prepaid expenses	2,490,000	1,910,000
Fixed assets, net	2,397,000	1,164,000
Intangible assets, net	4,843,000	5,704,000
Goodwill	5,217,000	6,531,000
Deferred tax asset, net	6,420,000	8,958,000
Other assets, principally refundable deposits	353,000	345,000
Total Assets	$64,398,000	$60,546,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Securities sold, not yet purchased at fair value	$151,000	$298,000
Accrued commissions and payroll payable	10,065,000	11,940,000
Accounts payable and other accrued expenses	8,715,000	7,166,000
Deferred clearing and marketing credits	786,000	995,000
Warrants issued in 2017 and issuable in 2016	5,597,000	14,055,000
Other	181,000	319,000
Total Liabilities	25,495,000	34,773,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	-	-
Common stock $0.02 par value, authorized 75,000,000 shares at September 30, 2017 and 150,000,000 shares at September 30, 2016; 12,437,916 shares issued and outstanding at September 30, 2017 and 2016	248,000	248,000
Additional paid-in-capital	66,955,000	66,353,000
Accumulated deficit	(28,315,000)	(40,843,000)

Total National Holdings Corporation Stockholders’ Equity	38,888,000	25,758,000

Non-controlling interest	15,000	15,000
Total Stockholders’ Equity	38,903,000	25,773,000

Total Liabilities and Stockholders’ Equity	$64,398,000	$60,546,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2017	2016	2015
Revenues
Commissions	$96,807,000	$95,942,000	$96,222,000
Net dealer inventory gains	15,108,000	9,929,000	10,512,000
Investment banking	44,595,000	34,937,000	21,004,000
Investment advisory	14,528,000	14,080,000	14,967,000
Interest and dividends	2,764,000	3,109,000	3,604,000
Transfer fees and clearing services	7,393,000	7,152,000	7,993,000
Tax preparation and accounting	7,439,000	8,294,000	8,248,000
Other	1,236,000	633,000	496,000
Total Revenues	189,870,000	174,076,000	163,046,000

Operating Expenses
Commissions, compensation and fees	155,187,000	151,057,000	139,452,000
Clearing fees	2,343,000	2,309,000	2,904,000
Communications	2,767,000	3,157,000	3,792,000
Occupancy	4,286,000	3,819,000	3,962,000
Licenses and registration	1,726,000	1,625,000	1,364,000
Professional fees	4,531,000	6,896,000	4,489,000
Interest	14,000	51,000	13,000
Depreciation and amortization	1,229,000	1,213,000	1,127,000
Other administrative expenses	9,819,000	6,418,000	5,465,000
Total Operating Expenses	181,902,000	176,545,000	162,568,000
Income (Loss) before Other Income and Income Taxes	7,968,000	(2,469,000)	478,000

Other Income
Gain on disposal of Gilman branches	137,000	-	-
Change in fair value of warrants	8,458,000	-	-
Other income	16,000	-	-
Total Other Income	8,611,000	-	-
Income (Loss) before Income Taxes	16,579,000	(2,469,000)	478,000

Income tax expense	4,051,000	3,090,000	193,000
Net Income (Loss)	$12,528,000	$(5,559,000)	$285,000

Net income (loss) per share - Basic	$1.01	$(0.45)	$0.02
Net income (loss) per share - Diluted	$1.00	$(0.45)	$0.02

Weighted average number of shares outstanding - Basic	12,437,916	12,435,923	12,464,496
Weighted average number of shares outstanding - Diluted	12,472,541	12,435,923	12,502,254

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2017, 2016 AND 2015

	Common Stock				Non-
			Additional	Accumulated	controlling	Stockholders’
	Shares	$	Paid-in Capital	Deficit	Interest	Equity

BALANCE, September 30, 2014	12,458,488	$249,000	$79,837,000	$(35,569,000)	$15,000	$44,532,000
Stock-based compensation for stock options	-	-	391,000	-	-	391,000
Issuance of shares of common stock and related stock-based compensation for restricted stock units	55,670	1,000	198,000	-	-	199,000
Stock repurchase	(46,643)	(1,000)	(144,000)	-	-	(145,000)
Net income	-	-	-	285,000	-	285,000
BALANCE, September 30, 2015	12,467,515	249,000	80,282,000	(35,284,000)	15,000	45,262,000
Stock-based compensation for stock options	-	-	202,000	-	-	202,000
Issuance of shares of common stock and related stock-based compensation for restricted stock units	4,334	-	9,000	-	-	9,000
Stock repurchase	(33,933)	(1,000)	(85,000)	-	-	(86,000)
Warrants issuable as dividend to stockholders (Note 19)	-	-	(14,055,000)	-	-	(14,055,000)
Net loss	-	-	-	(5,559,000)	-	(5,559,000)
BALANCE, September 30, 2016	12,437,916	248,000	66,353,000	(40,843,000)	15,000	25,773,000
Stock-based compensation for restricted stock units	-	-	602,000	-	-	602,000
Net income	-	-	-	12,528,000	-	12,528,000
BALANCE, September 30, 2017	12,437,916	$248,000	$66,955,000	$(28,315,000)	$15,000	$38,903,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,528,000	$(5,559,000)	$285,000

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Change in fair value of warrant liability	(8,458,000)	-	-
Depreciation and amortization	1,229,000	1,213,000	1,127,000
Amortization of forgivable loans	693,000	788,000	538,000
Stock-based compensation	602,000	211,000	590,000
Provision (recovery) for doubtful accounts	(191,000)	162,000	237,000
Deferred tax expense	2,538,000	2,704,000	263,000
Amortization of deferred clearing and marketing credit	(209,000)	(210,000)	(200,000)
Increase in fair value of contingent consideration	28,000	18,000	12,000
Write off of employee receivable	-	-	13,000
Impairment of intangible assets	50,000	894,000	-
Impairment of goodwill	961,000	-	-
Gain on disposal of Gilman branches	(137,000)	-	-

Changes in assets and liabilities
Restricted cash	(1,027,000)	(136,000)	(126,000)
Cash deposits with clearing organizations	(11,000)	(25,000)	-
Receivables from broker-dealers and clearing organizations	507,000	(279,000)	1,907,000
Forgivable loans receivable	(597,000)	(1,132,000)	(1,257,000)
Other receivables, net	1,117,000	(1,883,000)	52,000
Securities owned, at fair value	(4,745,000)	(1,470,000)	174,000
Prepaid expenses	(580,000)	(183,000)	(795,000)
Other assets	(8,000)	167,000	278,000
Accounts payable, accrued expenses and other liabilities	(924,000)	2,012,000	(2,933,000)
Deferred clearing costs	-	-	434,000
Securities sold, but not yet purchased at fair value	(147,000)	266,000	(23,000)
Net cash provided by (used in) operating activities	3,219,000	(2,442,000)	576,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible asset	(19,000)	-	-
Purchase of fixed assets	(1,432,000)	(420,000)	(254,000)
Collection on notes receivable - disposal of Gilman branches	46,000	-	-
Net cash used in investing activities	(1,405,000)	(420,000)	(254,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares of common stock	-	(86,000)	(145,000)
Net cash used in financing activities	-	(86,000)	(145,000)
NET INCREASE (DECREASE) IN CASH	1,814,000	(2,948,000)	177,000
CASH BALANCE
Beginning of the year	21,694,000	24,642,000	24,465,000
End of the year	$23,508,000	$21,694,000	$24,642,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$14,000	$51,000	$13,000
Income taxes, net of refunds	$2,399,000	$104,000	$1,238,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid including capital leases of $287,000 in 2016)	$240,000	$512,000	$-
Dividend payable in warrants	$-	$14,055,000	$-
Business acquired:
Identifiable intangible asset acquired	$211,000	$-	$569,000
Contingent consideration payable	(192,000)	-	(569,000)
Cash paid	$19,000	$-	$-

Sale of Gilman branches:
Notes receivable (included in other receivables)	$722,000	$-	$-
Disposal of goodwill	(353,000)	-	-
Disposal of intangible assets, net	(232,000)	-	-
Gain on disposal of Gilman branches	$137,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017, 2016 and 2015

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, operates through its wholly owned subsidiaries which principally provide financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage and investment advisory services to individual, corporate and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. Broker-dealer subsidiaries consist of National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, New York, Boca Raton, Florida, and Seattle, Washington. Broker-dealer subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission (“SEC”) and the Commodities and Futures Trading Commission, and are members of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation and the National Futures Association.

The Company’s wholly-owned subsidiary, National Asset Management, Inc. (“NAM”), is a federally-registered investment adviser providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed.

The Company’s wholly-owned subsidiaries, National Insurance Corporation (“National Insurance”) and Prime Financial Services (“Prime Financial”), provide fixed insurance products to their clients, including life insurance, disability insurance, long-term care insurance and fixed annuities.

The Company’s wholly-owned subsidiary, Gilman Ciocia, Inc. (“Gilman”), provides tax preparation and accounting services to individuals and small to midsize companies.

The Company’s wholly-owned subsidiary, GC Capital Corporation (“GC”), provides licensed mortgage brokerage services in New York and Florida. On September 12, 2016, a subsidiary of Fortress Biotech, Inc. (“Fortress”), acquired a controlling interest in the Company. See Note 19.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of National and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The non-controlling interest represents a 24.9% ownership in an inactive subsidiary.

Variable Interest Entities

The Company has entered into agreements to provide investment banking and advisory services to numerous entities that are variable interest entities (“VIEs”) under the accounting guidance. As the fee arrangements under such agreements are arm’s-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company is not required to consolidate such VIEs. Fees attributable to such arrangements were $16,537,000 in 2017, $17,010,000 in 2016 and $1,300,000 in 2015.

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

Revenue Recognition

Commission revenue represents commissions generated by the Company’s financial advisors for their clients’ purchases and sales of mutual funds, variable annuities, general securities and other financial products, most of which is paid to the advisors as commissions for initiating the transactions.

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. The Company recognizes front-end sales commission revenue and related clearing and other expenses on transactions introduced to its clearing brokers on a trade date basis. The Company also recognizes front-end sales commissions and related expenses on transactions initiated directly between the financial advisors and product sponsors upon receipt of notification from sponsors of the commission earned. Commission revenue also includes 12b-1 fees, and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned by the Company based on a percentage of the current market value of clients’ investment holdings in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

Net dealer inventory gains, which are recorded on a trade-date basis, include realized and unrealized net gains and losses resulting from the Company’s principal trading activities including equity-linked warrants received from investment banking activities.

Investment banking revenues consist of underwriting revenues, advisory revenues and private placement fees. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Underwriting revenues are recorded at the time the underwriting is completed and the income is reasonably determined. Management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically within 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee.

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

	Year Ended September 30,
	2017	2016	2015
Basic weighted-average shares	12,437,916	12,435,923	12,464,496
Effect of dilutive securities:
Options	140	-	15,109
Unvested restricted stock units	34,485	-	22,649
Diluted weighted-average shares	12,472,541	12,435,923	12,502,254

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive as the instruments are out of the money:

	Year Ended September 30,
	2017		2016	2015
Options	1,207,000		1,221,500	1,328,000
Warrants	9,344,973	(a)	23,029	-
Total	10,551,973		1,244,529	1,328,000

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

Deferred Clearing and Marketing Credits

The deferred clearing credit represents a clearing fee rebate from National Financial Services (“NFS”), one of the Company’s clearing brokers, which is being recognized pro rata as a reduction of clearing charges over the term of the clearing agreement which expires in 2022. The clearing rebate recognized in fiscal years 2017, 2016 and 2015 amounted to $143,000, $143,000 and $184,000, respectively. At September 30, 2017 and 2016, the deferred credit amounted to $536,000 and $679,000, respectively.

The deferred marketing credit represents a marketing rebate from NFS, which is being recognized pro rata as a reduction of marketing expenses over the term of the clearing agreement which expires in 2022. The marketing rebate recognized in fiscal years 2017, 2016 and 2015 amounted to $66,000, 67,000 and $16,000, respectively. At September 30, 2017 and 2016, the deferred credit amounted to $250,000 and $316,000, respectively.

Reimbursement of Expenses

The Company incurs certain costs on behalf of its financial advisors including those for insurance, professional registration, technology and information services and legal services, amongst others, which are charged back to the advisors. It is the Company’s policy to record the reimbursement as a reduction of the respective operating expense. Total reimbursements in fiscal years 2017, 2016 and 2015 amounted to approximately $9,941,000, $11,884,000 and $11,637,000, respectively.

Intangible Assets

Intangible assets with finite lives, which consist of customer relationships, are being amortized over their estimated useful lives on a straight-line basis. Such intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining estimated useful life through undiscounted estimated future cash flows. If undiscounted estimated future cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value based on estimated future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Estimated future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

Under Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under the new standard, an entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard for the annual test performed as of September 30, 2017. See Note 5.

Reclassifications

Certain items in the statement of operations for 2016 have been reclassified to conform to their presentation in 2017. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

NOTE 3. NEW ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (Topic 606) which creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company beginning October 1, 2018, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its financial statements which, (1) for investment banking advisory arrangements may change the timing of revenue recognition depending on the number and nature of the performance obligations identified, (2) for underwriting expenses and costs of advisory services and related reimbursement revenue may need to be recognized on a gross basis, and (3) for costs to obtain and fulfill a contract may need to be capitalized, amortized and reviewed regularly for impairment.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning October 1, 2017 for both interim and annual reporting periods. The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s financial statements.

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

In January 2017, FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted. See Note 2 - Goodwill.

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

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the years ended September 30, 2017, 2016 and 2015 related to acquisitions:

Fair value of contingent consideration at September 30, 2014	$-
Fair value of contingent consideration in connection with February 2015 acquisition	569,000
Payments	(47,000)
Change in fair value	12,000
Fair value of contingent consideration at September 30, 2015	534,000
Payments	(128,000)
Change in fair value	18,000
Fair value of contingent consideration at September 30, 2016	424,000
Fair value of contingent consideration in connection with October 2016 acquisition	192,000
Payments	(42,000)
Change in fair value	(263,000)
Fair value of contingent consideration at September 30, 2017	$311,000

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

NOTE 5. GOODWILL

Changes to the carrying amount of goodwill during the years ended September 30, 2017 and 2016 are as follow:

	Brokerage and Advisory Services	Tax and Accounting Services	Total
Balance as of September 30, 2016 and 2015	$5,412,000	$1,119,000	$6,531,000
Reduction related to sale of Gilman branches	-	(353,000)	(353,000)
Impairment	(961,000)	-	(961,000)
Balance as of September 30, 2017	$4,451,000	$766,000	$5,217,000

The annual quantitative impairment tests performed on September 30, 2017 indicated an impairment of goodwill in the brokerage and advisory services segment in the amount of $961,000. The fair value of the reporting unit was estimated using the guideline company method taking into consideration the market value of the Company’s common stock. The impairment charge is included in other administrative expenses in the consolidated statement of operations. There was no impairment of goodwill for the year ended September 30, 2016.

NOTE 6. INTANGIBLES

Intangibles consisted of the following at September 30, 2017 and 2016:

	September 30, 2017
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,818,000	$2,685,000	$4,133,000	3	-	10
Gilman brand name	710,000	-	710,000	Indefinite
	$7,528,000	$2,685,000	$4,843,000

	September 30, 2016
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,969,000	$2,025,000	$4,944,000	7	-	10
Gilman brand name	760,000	-	760,000	Indefinite
	$7,729,000	$2,025,000	$5,704,000

Amortization expense for the years ended September 30, 2017, 2016 and 2015 was $790,000, $733,000 and $833,000, respectively.

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

Other receivables at September 30, 2017 and 2016 consist of the following:

	September 30,
	2017	2016
Trailing fees	1,156,000	1,250,000
Accounts receivable for tax and accounting services	698,000	864,000
Allowance for doubtful accounts - tax and accounting services	(390,000)	(581,000)
Advances to registered representatives	881,000	918,000
Allowance for doubtful accounts - advances to registered representatives	(154,000)	(154,000)
Investment banking receivable	1,086,000	1,877,000
Advisory fees	510,000	597,000
Notes receivable (Note 4)	676,000	-
Other	717,000	659,000
Total	$5,180,000	$5,430,000

NOTE 8. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2022. Forgiveness of loans amounted to $693,000, $788,000 and $538,000 for the years ended September 30, 2017, 2016 and 2015 respectively, and the related compensation was included in commissions, compensation and fees in the statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of the note. The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of September 30, 2017 and 2016, no allowance for doubtful accounts was required.

Forgivable loan activity for the fiscal years ended September 30, 2017, 2016 and 2015 is as follows:

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

September 30, 2017	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash	$23,508,000	$23,508,000	$-	$23,508,000
Cash deposits with clearing organizations	1,041,000	1,041,000	-	1,041,000
Receivables from broker-dealers and clearing organizations	2,850,000	-	2,850,000	2,850,000
Forgivable loans receivable	1,616,000	-	1,616,000	1,616,000
Other Receivables, Net	5,180,000	-	5,180,000	5,180,000
	$34,195,000	$24,549,000	$9,646,000	$34,195,000

Liabilities
Accrued commissions and payroll payable	10,065,00	-	10,065,000	10,065,000
Accounts payable and accrued expenses (1)	8,404,000	-	8,404,000	8,404,000
	$18,469,000	$-	$18,469,000	$18,469,000

(1) Excludes contingent consideration liabilities of $311,000.

September 30, 2016	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash	$21,694,000	$21,694,000	$-	$21,694,000
Cash deposits with clearing organizations	1,030,000	1,030,000	-	1,030,000
Receivables from broker-dealers and clearing organizations	3,357,000	-	3,357,000	3,357,000
Forgivable loans receivable	1,712,000	-	1,712,000	1,712,000
Other Receivables, Net	5,430,000	-	5,430,000	5,430,000
	$33,223,000	$22,724,000	$10,499,000	$33,223,000

Liabilities
Accrued commissions and payroll payable	11,940,000	-	11,940,000	11,940,000
Accounts payable and accrued expenses (1)	6,742,000	-	6,742,000	6,742,000
	$18,682,000	$-	$18,682,000	$18,682,000

(1) Excludes contingent consideration liabilities of $424,000.

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and 2016

September 30, 2017	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Securities owned
Corporate stocks	$116,000	$116,000	$-	$-	$116,000
Municipal bonds	1,239,000	1,239,000	-	-	1,239,000
Restricted stock	82,000	-	82,000	-
Warrants	5,665,000	-	5,665,000	-	5,665,000
	$7,102,000	$1,355,000	$5,747,000	$-	$7,102,000

Liabilities
Contingent consideration	311,000	-	-	311,000	311,000
Warrants issued	5,597,000	-	5,597,000	-	5,597,000
Securities sold, but not yet purchased
Municipal bonds	151,000	151,000	-	-	151,000
	$6,059,000	$151,000	$5,597,000	$311,000	$6,059,000

September 30, 2016	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Securities owned
Corporate stocks	$101,000	$101,000	$-	$-	$101,000
Municipal bonds	2,111,000	2,111,000	-	-	2,111,000
Restricted stock	145,000	-	145,000	-	145,000
	$2,357,000	$2,212,000	$145,000	$-	$2,357,000

Liabilities
Contingent consideration	424,000	-	-	424,000	424,000
Warrants issuable	14,055,000	-	14,055,000	-	14,055,000
Securities sold, but not yet purchased
Corporate stocks	298,000	298,000	-	-	298,000
	$14,777,000	$298,000	$14,055,000	$424,000	$14,777,000

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

Debt securities are valued based on recently executed transactions.

NOTE 10. FIXED ASSETS

Fixed assets as of September 30, 2017 and 2016, respectively, consist of the following:

	September 30,		Estimated Useful
	2017	2016	Lives (in years)
Equipment	$1,742,000	$1,036,000	5
Furniture and fixtures	382,000	163,000	5
Leasehold improvements	1,400,000	653,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	739,000	739,000	5
	4,263,000	2,591,000
Less accumulated depreciation and amortization	(1,866,000)	(1,427,000)
Fixed assets – net	$2,397,000	$1,164,000

Depreciation expense for the years ended September 30, 2017, 2016 and 2015 was $439,000, $480,000 and $294,000, respectively.

NOTE 11. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses as of September 30, 2017 and 2016, respectively, consist of the following:

	September 30,
	2017	2016
Legal	$877,000	$1,346,000
Audit	176,000	198,000
Telecommunications	205,000	209,000
Data Services	464,000	425,000
Regulatory	540,000	444,000
Settlements	2,403,000	832,000
Deferred rent	497,000	65,000
Contingent consideration payable	311,000	424,000
Other	3,242,000	3,223,000
Total	$8,715,000	$7,166,000

NOTE 12. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes consist of the following:

2017	Federal	State	Total
Current income tax expense	$1,074,000	$439,000	$1,513,000
Deferred income tax expense	2,126,000	412,000	2,538,000
Total income tax expense	$3,200,000	$851,000	$4,051,000

2016	Federal	State	Total
Current income tax expense	$54,000	$332,000	$386,000
Deferred income tax expense (benefit)	3,012,000	(308,000)	2,704,000
Total income tax expense	$3,066,000	$24,000	$3,090,000

2015	Federal	State	Total
Current income tax expense (benefit)	$(93,000)	$23,000	$(70,000)
Deferred income tax expense	233,000	30,000	263,000
Total income tax expense	$140,000	$53,000	$193,000

The income tax provision related to pre-tax income (loss) vary from the federal statutory rate as follows:

	Years Ended September 30,
	2017	2016	2015
Statutory federal rate	34.0%	(34.0)%	34.0%
State income taxes, net of federal income tax expense (benefit)	3.4%	(8.2)%	7.3%
Permanent differences for tax purposes	(14.4)%	35.4%	9.4%
Write-off of deferred tax asset attributable to change in ownership (see below)	-%	128.9%	-%
Other	1.4%	3.1%	(10.4)%
	24.4%	125.2%	40.3%

Significant components of the Company’s net deferred tax assets in the accompanying financial statements are as follows:

	September 30,
	2017	2016
Net operating loss carryforwards	$6,229,000	$6,951,000
Contingent consideration	123,000	168,000
Stock based compensation	819,000	640,000
Accrued expenses	1,404,000	596,000
Accounts receivable and other receivables	216,000	294,000
Federal AMT credit carryforward	261,000	272,000
Fixed assets	(186,000)	256,000
Intangibles	(486,000)	(500,000)
Securities	(1,960,000)	281,000
Total deferred tax assets	$6,420,000	$8,958,000

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

Due to the change in ownership resulting from the completion of the Offer discussed in Note 19, the Company’s deferred tax asset relating to the Company’s net operating loss carry forwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code, thereby reducing the amount of net operating loss carry forwards available to the Company to offset future taxable income. Such reduction in 2016 resulted in a write-off of deferred income taxes of $3,185,000.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2017, the Company leases office space in various states expiring at various dates through October 2026, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending Sept 30,	Lease Payments	Less, Sublease Income	Net
2018	$3,040,000	$360,000	$2,680,000
2019	2,481,000	30,000	2,451,000
2020	2,346,000	-	2,346,000
2021	2,043,000	-	2,043,000
2022	1,331,000	-	1,331,000
Thereafter	4,524,000	-	4,524,000
Total	$15,765,000	$390,000	$15,375,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases for the years ended September 30, 2017, 2016 and 2015 was $4,257,000, $3,794,000 and $3,947,000, respectively. Sublease income under all operating subleases for the years ended September 30, 2017, 2016 and 2015 was approximately $167,000, $142,000 and $139,000, respectively.

As of September 30, 2017 and 2016, the Company and its subsidiaries had outstanding three letters of credit, which have been issued in the maximum amounts of $1,381,000 and $354,000, respectively, as security for property leases, and are collateralized by the restricted cash as reflected in the statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2017 and 2016, the Company accrued approximately $2,403,000 and $832,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by the Company’s errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. Amounts charged to operations for settlements and potential losses in fiscal years 2017, 2016 and 2015 were $3,414,000, $536,000 and $1,523,000, respectively, which is included in other administrative expenses in the statement of operations. The Company has included in “Professional fees” litigation and FINRA related expenses of $1,476,000, $1,241,000 and $680,000 for fiscal years 2017, 2016 and 2015, respectively.

NOTE 14. STOCKHOLDERS’ EQUITY

Shares Authorized

On January 26, 2017, the stockholders of the Company approved (i) to amend the Company’s certificate of incorporation to decrease the number of authorized shares of its common stock from 150,000,000 shares to 75,000,000 shares and (ii) to amend the Company’s 2013 Omnibus Incentive Plan to increase the number of shares of its common stock authorized for issuance by 650,000.

Share Repurchase

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company’s Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company’s management. During the year ended September 30, 2017, the Company did not repurchase any shares. During the year ended September 30, 2016 and 2015, the Company repurchased and retired 33,933 and 46,643 common shares at a cost of approximately $86,000 and $145,000, respectively.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units for the years ended September 30, 2017, 2016 and 2015 are as follows:

	Shares	Weighted Average Grant Due Fair Value*
Non-vested restricted stock units at September 30, 2014	62,124	$253,000
Vested	(55,670)	$199,000
Forfeited	(2,120)	$5,000
Non-vested restricted stock units at September 30, 2015	4,334	$9,000
Vested	(4,334)	(9,000)
Non-vested restricted stock units at September 30, 2016	-	-
Granted	1,250,000	$3,054,000
Vested	-	-
Non-vested restricted stock units at September 30, 2017	1,250,000	$3,054,000
*	For independent advisors, the weighted average grant date fair value is calculated as the weighted average vesting date fair value, or if not vested the value at the balance sheet date.

In 2017, the Company granted 1,250,000 restricted stock units (“RSU”) to certain of its officers and employees. One RSU gives the right to one share of the Company’s common stock. RSUs shall vest as follows: (1) 625,000 shall equally vest in 25% increments on the anniversary date of the grant date over the next four years; (2) 104,168 shall vest based upon the Company first achieving a market capitalization of $75,000,000 for 30 consecutive trading days; 104,168 shall vest based upon the Company first achieving a market capitalization of $100,000,000 for 30 consecutive trading days; 104,164 shall vest based upon the Company first achieving a market capitalization of $150,000,000 for 30 consecutive trading days; and (3) 104,168 shall vest based upon the Company’s adjusted EBITDA first being equal to or greater than $10,000,000 at the end of a fiscal year; 104,168 shall vest based upon the Company’s adjusted EBITDA first being equal to or greater than $15,000,000 at the end of a fiscal year; 104,164 shall vest based upon the Company’s adjusted EBITDA first being equal to or greater than $25,000,000 at the end of a fiscal year. Vesting under clauses (2) and (3) shall require certification by the compensation committee that such performance goals have been met and shall occur on the date of such certification.

RSUs that vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSUs with a market condition.

For the years ended September 30, 2017, 2016 and 2015, the Company recognized compensation expense of $602,000, $9,000 and $199,000, respectively, related to RSUs. At September 30, 2017, unrecognized compensation with respect to RSUs amounted to $2,452,000, which will be recognized over a weighted average period of 4.2 years, assuming all performance-based compensation will vest.

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

The following option activity occurred under the Company’s plan during the years ended September 30, 2017, 2016 and 2015:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2014	1,244,000	$6.40	$1.70	4.69	$104,000
Granted	180,000	5.50	2.14	7.73
Forfeited or expired	(34,000)	5.00	2.30
Outstanding at September 30, 2015	1,370,000	6.34	1.80	4.12
Forfeited or expired	(148,500)	4.93	6.48
Outstanding at September 30, 2016	1,221,500	6.51	1.22	3.31
Forfeited or expired	(15,500)	4.42	1.99
Outstanding at September 30, 2017	1,206,000	6.54	1.21	2.29
Vested and exercisable at September 30, 2017	1,206,000	$6.54	$1.21	2.29	$-

During fiscal 2016 and 2015, the Company recognized compensation expense of $202,000 and $391,000, respectively, related to stock options. As of September 30, 2016, all compensation expense associated with the grants of stock options had been recognized.

There were no grants of stock options in 2017 or 2016. The grant date fair value of options granted during the year ended September 30, 2015 was $385,000. The fair value of each option award granted in 2015 was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

2015
Dividend yield	0.00%
Expected volatility	87.16%
Risk-free interest rate	1.29%
Expected life (in years)	4.50

Warrants

The following tables summarize information about warrant activity during 2017, 2016 and 2015:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2014	89,676	$5.00	1.73
Forfeited or expired	(45,089)	5.00
Outstanding at September 30, 2015	44,587	5.00	1.26
Forfeited or expired	(21,558)	5.00
Outstanding at September 30, 2016	23,029	5.00	0.75
Issued - See Note 19	12,437,916	3.25	4.30
Forfeited or expired	(21,558)	5.00
Outstanding and exercisable at September 30, 2017	12,439,387	$3.25	4.30

NOTE 15. NET CAPITAL REQUIREMENTS OF BROKER-DEALER SUBSIDIARIES

National Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At September 30, 2017, National Securities had net capital of $9,231,587 which was $8,981,587 in excess of its required minimum net capital of $250,000. National Securities is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule 15c3-1, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2017, vFinance Investments had net capital of $1,397,346 which was $397,346 in excess of its required minimum net capital of $1,000,000. vFinance Investments ratio of aggregate indebtedness to net capital was .8 to 1. vFinance Investments is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

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

NOTE 17. EMPLOYEE BENEFITS

The Company sponsors a defined contribution 401(k) plan (the “Plan”). Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company’s contributions are made at the discretion of the Board of Directors. For the fiscal years ended September 30, 2017, 2016 and 2015, the Company made no contributions to the Plan.

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

Corporate pre-tax income (loss) consists of certain expenses that have not been allocated to reportable segments.

Segment information for the years ended September 30, 2017, 2016 and 2015 is as follows:

2017	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Revenues	$182,431,000	$7,439,000	$-		$189,870,000
Pre-tax income (loss)	11,516,000	649,000	4,414,000	(a)	16,579,000
Identifiable assets	47,213,000	2,984,000	14,201,000	(c)	64,398,000
Depreciation and amortization	694,000	181,000	354,000		1,229,000
Interest	14,000	-	-		14,000
Capital expenditures	140,000	73,000	1,459,000		1,672,000

2016	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Revenues	$165,682,000	$8,394,000	$-		$174,076,000
Pre-tax (loss) income	4,227,000	(521,000)	(6,175,000)	(b)	(2,469,000)
Identifiable assets	43,851,000	2,309,000	14,386,000	(c)	60,546,000
Depreciation and amortization	760,000	181,000	272,000		1,213,000
Interest	51,000	-	-		51,000
Capital expenditures	127,000	96,000	709,000		932,000

2015	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Revenues	$154,797,000	$8,249,000	-		$163,046,000
Pre-tax (loss) income	4,473,000	(422,000)	(3,573,000)	(b)	478,000
Identifiable assets	41,466,000	4,077,000	17,839,000	(c)	63,382,000
Depreciation and amortization	744,000	113,000	270,000		1,127,000
Interest	13,000	-	-		13,000
Capital expenditures	152,000	40,000	62,000		254,000

(a) Consists of the gain on the change in fair value of warrant liability offset in part by executive salaries and other expenses not allocated to reportable segments by management.

(b) Consists of executive salaries and other expenses not allocated to reportable segments by management.

(c) Consists principally of deferred tax assets and cash, prepaid and fixed asset balances held at Corporate.

NOTE 19. ACQUISITION OF CONTROLLING INTEREST IN THE COMPANY

On September 12, 2016, FBIO Acquisition, Inc. (“FBIO Acquisition”), a wholly-owned subsidiary of Fortress, completed a tender offer (the “Offer”) for all outstanding shares of the Company at a price of $3.25 per share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”), pursuant to the terms of an Agreement and Plan of Merger dated as of April 27, 2016 (as amended, the “Merger Agreement”) among the Company, Fortress and FBIO Acquisition. The Offer expired on September 9, 2016, and a total of 7,037,482 shares were validly tendered and not withdrawn (including shares delivered through notices of guaranteed delivery), representing approximately 56.6% of the Company’s issued and outstanding shares of common stock immediately following the completion of the Offer (in each case, without giving effect to the issuance or exercise of the Dividend Warrants). On September 12, 2016, FBIO Acquisition accepted for payment all shares that were validly tendered and not withdrawn prior to the expiration time of the Offer and delivered payment for such shares.

In fiscal 2016, expenses related to the Fortress transaction were approximately $4.3 million and consisted of legal and consulting fees of $3 million included in professional fees, officers expense of $1.1 million included in commissions, compensation and fees and other fees of $0.2 million included in other administrative expenses.

Dividend Warrants

In accordance with the Merger Agreement, since less than 80% of the Company’s issued and outstanding shares of common stock were tendered, the Company remains a publicly-traded company and stockholders post-tender offer received from the Company a five year warrant per held share to purchase an additional share of the Company’s common stock at $3.25 as a dividend to all holders of the Company’s common stock.

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

NOTE 21. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
	1st	2nd	3rd	4th
2017:
Revenues	$44,569,000	$51,884,000	$48,047,000	$45,370,000
Operating expenses	42,923,000	48,182,000	47,472,000	43,325,000
Income before item shown below	1,646,000	3,702,000	575,000	2,045,000
Other income (expense) (1)	4,092,000	1,908,000	(637,000)	3,248,000
Income (loss) before income taxes	$5,738,000	$5,610,000	$(62,000)	$5,293,000
Net income (loss)	$5,059,000	$3,874,000	$(24,000)	$3,619,000
Net income (loss) per share - Basic	$0.41	$0.31	$(0.00)	$0.29
Net income (loss) per share - Diluted	$0.41	$0.31	$(0.00)	$0.29
Weighted average number of shares outstanding - Basic	12,437,916	12,437,916	12,437,916	12,437,916
Weighted average number of shares outstanding - Diluted	12,438,474	12,461,882	12,437,916	12,510,661

	Quarters
	1st	2nd	3rd	4th
2016:
Revenues	$39,622,000	$42,032,000	$46,342,000	$46,080,000
Operating expenses	40,266,000	41,417,000	46,627,000	48,235,000
Income (loss) before item shown below	(644,000)	615,000	(285,000)	(2,155,000)
Other income (expense)	-	-	-	-
Income (loss) before income taxes	$(644,000)	$615,000	$(285,000)	$(2,155,000)
Net income (loss) (2)	$(453,000)	$370,000	$(161,000)	$(5,315,000)
Net income (loss) per share - Basic	$(0.04)	$0.03	$(0.01)	$(0.43)
Net income (loss) per share - Diluted	$(0.04)	$0.03	$(0.01)	$(0.43)
Weighted average number of shares outstanding - Basic	12,446,064	12,440,035	12,440,035	12,443,702
Weighted average number of shares outstanding - Diluted	12,446,064	12,440,035	12,440,035	12,443,702

(1)	Includes gain (loss) of $4,092,000, $1,773,000, $(642,000) and $3,235,000 due to changes in the fair value of warrant liability in the first, second, third and fourth quarters, respectively.

(2)	Includes write-off of deferred income taxes of $3,185,000 due to change of ownership resulting from the completion of the Offer discussed in Note 19.