Form 10-Q
period 2017-12-31
NATIONAL HOLDINGS CORP
filed 2018-02-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2017	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐NO☒

As of February 2, 2018 there were 12,437,916 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017 (Unaudited)	September 30, 2017
ASSETS
Cash	$24,318,000	$23,508,000
Restricted cash	1,382,000	1,381,000
Cash deposits with clearing organizations	1,041,000	1,041,000
Securities owned, at fair value	8,110,000	7,102,000
Receivables from broker-dealers and clearing organizations	3,243,000	2,850,000
Forgivable loans receivable	1,534,000	1,616,000
Other receivables, net	4,859,000	5,180,000
Prepaid expenses	2,913,000	2,490,000
Fixed assets, net	2,273,000	2,397,000
Intangible assets, net	5,162,000	4,843,000
Goodwill	5,217,000	5,217,000
Deferred tax asset, net	4,102,000	6,420,000
Other assets, principally refundable deposits	335,000	353,000
Total Assets	$64,489,000	$64,398,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, but not yet purchased, at fair value	$—	$151,000
Accrued commissions and payroll payable	10,713,000	10,065,000
Accounts payable and accrued expenses	8,776,000	8,715,000
Deferred clearing and marketing credits	733,000	786,000
Warrants issued (Note 19)	11,194,000	5,597,000
Other	1,952,000	181,000
Total Liabilities	33,368,000	25,495,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at December 31, 2017 and September 30, 2017; 12,437,916 shares issued and outstanding at December 31, 2017 and September 30, 2017	248,000	248,000
Additional paid-in-capital	67,213,000	66,955,000
Accumulated deficit	(36,355,000)	(28,315,000)

Total National Holdings Corporation Stockholders’ Equity	31,106,000	38,888,000

Non-Controlling interest	15,000	15,000
Total Stockholders’ Equity	31,121,000	38,903,000

Total Liabilities and Stockholders’ Equity	$64,489,000	$64,398,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended December 31,
	2017	2016
Revenues
Commissions	$25,618,000	$24,506,000
Net dealer inventory gains	905,000	2,545,000
Investment banking	14,547,000	9,692,000
Investment advisory	5,333,000	3,385,000
Interest and dividends	631,000	716,000
Transaction fees and clearing services	2,297,000	2,498,000
Tax preparation and accounting	523,000	856,000
Other	226,000	371,000
Total Revenues	50,080,000	44,569,000

Operating Expenses
Commissions, compensation and fees	43,561,000	37,258,000
Clearing fees	743,000	738,000
Communications	760,000	722,000
Occupancy	955,000	1,008,000
License and registration	637,000	405,000
Professional fees	1,393,000	1,263,000
Interest	2,000	4,000
Depreciation and amortization	379,000	295,000
Other administrative expenses	1,826,000	1,230,000
Total Operating Expenses	50,256,000	42,923,000
(Loss) Income before Other Income (Expense) and Income Taxes	(176,000)	1,646,000

Other (Expense) Income
Change in fair value of warrant liability (Note 19)	(5,597,000)	4,092,000
Other income	6,000	—
Total Other (Expense) Income	(5,591,000)	4,092,000
(Loss) Income before Income Taxes	(5,767,000)	5,738,000

Income tax expense	2,273,000	679,000
Net (Loss) Income	$(8,040,000)	$5,059,000

Net (loss) income per share - Basic	$(0.65)	$0.41
Net (loss) income per share - Diluted	$(0.65)	$0.41

Weighted average number of shares outstanding - Basic	12,437,916	12,437,916
Weighted average number of shares outstanding - Diluted	12,437,916	12,438,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
	Shares	$
Balance, September 30, 2017	12,437,916	$248,000	$66,955,000	$(28,315,000)	$15,000	$38,903,000

Stock-based compensation for restricted stock units			258,000			258,000

Net loss				(8,040,000)		(8,040,000)

Balance, December 31, 2017	12,437,916	$248,000	$67,213,000	$(36,355,000)	$15,000	$31,121,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Month Period Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,040,000)	$5,059,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Change in fair value of warrant liability	5,597,000	(4,092,000)
Depreciation and amortization	379,000	295,000
Amortization of forgivable loans to registered representatives	160,000	201,000
Stock-based compensation	258,000	—
Provision (recovery) for doubtful accounts	20,000	(115,000)
Amortization of deferred clearing credit	(53,000)	(52,000)
Increase in fair value of contingent consideration payable	4,000	7,000
Deferred tax expense	2,318,000	268,000
Changes in assets and liabilities
Restricted cash	(1,000)	—
Cash deposits with clearing organizations	—	—
Securities owned, at fair value	(1,008,000)	1,151,000
Receivables from broker-dealers and clearing organizations	(393,000)	499,000
Forgivable loans receivable	(78,000)	(17,000)
Other receivables, net	276,000	1,677,000
Prepaid expenses	(423,000)	56,000
Other assets, principally refundable deposits	18,000	1,000
Accounts payable, accrued expenses and other liabilities	2,062,000	(3,999,000)
Securities sold, but not yet purchased, at fair value	(151,000)	(297,000)
Net cash provided by operating activities	945,000	642,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses	(124,000)	(19,000)
Purchase of fixed assets	(36,000)	(141,000)
Collection on notes receivable	25,000	—
Net cash used in investing activities	(135,000)	(160,000)

NET INCREASE IN CASH	810,000	482,000

CASH BALANCE
Beginning of the period	23,508,000	21,694,000
End of the period	$24,318,000	$22,176,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,000	$4,000
Income taxes	$13,000	$81,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$9,000	$23,000
Business acquired:
Identifiable intangible asset acquired	$529,000	$211,000
Contingent consideration payable	(405,000)	(192,000)
Cash paid	$124,000	$19,000

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of December 31, 2017 and for the three months ended December 31, 2017 and 2016 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for additional disclosures and accounting policies.

Certain items in the condensed consolidated statement of operations for the fiscal 2017 period have been reclassified to conform to the presentation in the fiscal 2018 period. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

On September 9, 2016, a subsidiary of Fortress Biotech, Inc. (“Fortress”), acquired a controlling interest in the Company. See Note 19.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At December 31, 2017 and September 30, 2017, the receivables of $3,243,000 and $2,850,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s Investment advisory business.

Other receivables at December 31, 2017 and September 30, 2017 consist of the following:

	December 31,	September 30,
	2017	2017
Trailing fees	$857,000	$1,156,000
Accounts receivable for tax and accounting services	444,000	698,000
Allowance for doubtful accounts - tax and accounting services	(279,000)	(390,000)
Advances to registered representatives	825,000	881,000
Allowance for doubtful accounts - advances to registered representatives	(284,000)	(154,000)
Investment banking receivable	1,289,000	1,086,000
Advisory fees	484,000	510,000
Notes receivable	651,000	676,000
Other	872,000	717,000
Total	$4,859,000	$5,180,000

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2022. Forgiveness of loans amounted to $160,000 and $201,000 for the three months ended December 31, 2017 and 2016, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of December 31, 2017 and September 30, 2017, no allowance for doubtful accounts was required.

Forgivable loan activity for the three months ended December 31, 2017 is as follows:

Balance, September 30, 2017	$1,616,000
Additions	78,000
Amortization	(160,000)
Balance, December 31, 2017	$1,534,000

There were no unamortized loans outstanding at December 31, 2017 and September 30, 2017 attributable to registered representatives who ended their affiliation with the Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

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

The following tables present the carrying values and estimated fair values at December 31, 2017 and September 30, 2017 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	December 31, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$24,318,000	$24,318,000	$—	$24,318,000
Cash deposits with clearing organizations	1,041,000	1,041,000	—	1,041,000
Receivables from broker-dealers and clearing organizations	3,243,000	—	3,243,000	3,243,000
Forgivable loans receivable	1,534,000	—	1,534,000	1,534,000
Other Receivables, net	4,859,000	—	4,859,000	4,859,000
	$34,995,000	$25,359,000	$9,636,000	$34,995,000

Liabilities
Accrued commissions and payroll payable	$10,713,000	$—	$10,713,000	$10,713,000
Accounts payable and accrued expenses (1)	8,059,000	—	8,059,000	8,059,000
	$18,772,000	$—	$18,772,000	$18,772,000

(1)    Excludes contingent consideration liabilities of $717,000.

	September 30, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$23,508,000	$23,508,000	$—	$23,508,000
Cash deposits with clearing organizations	1,041,000	1,041,000	—	1,041,000
Receivables from broker-dealers and clearing organizations	2,850,000	—	2,850,000	2,850,000
Forgivable loans receivable	1,616,000	—	1,616,000	1,616,000
Other Receivables, net	5,180,000	—	5,180,000	5,180,000
	$34,195,000	$24,549,000	$9,646,000	$34,195,000

Liabilities
Accrued commissions and payroll payable	$10,065,000	$—	$10,065,000	$10,065,000
Accounts payable and accrued expenses (1)	8,404,000	—	8,404,000	8,404,000
	$18,469,000	$—	$18,469,000	$18,469,000

(1)    Excludes contingent consideration liabilities of $311,000.

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and September 30, 2017:

	December 31, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$65,000	$65,000	$—	$—	$65,000
Municipal bonds	3,452,000	3,452,000	—	—	3,452,000
Restricted stock	75,000	—	75,000	—	75,000
Warrants	4,518,000	—	4,518,000	—	4,518,000
	$8,110,000	$3,517,000	$4,593,000	$—	$8,110,000

Liabilities
Contingent consideration	$717,000	$—	$—	$717,000	$717,000
Warrants issued	11,194,000	—	11,194,000	—	11,194,000
	$11,911,000	$—	$11,194,000	$717,000	$11,911,000

	September 30, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$116,000	$116,000	$—	$—	$116,000
Municipal bonds	1,239,000	1,239,000	—	—	1,239,000
Restricted stock	82,000	—	82,000	—	82,000
Warrants	5,665,000	—	5,665,000	—	5,665,000
	$7,102,000	$1,355,000	$5,747,000	$—	$7,102,000

Liabilities
Contingent consideration	$311,000	$—	$—	$311,000	$311,000
Warrants issued	5,597,000	—	5,597,000	—	5,597,000
Securities sold, but not yet purchased:
Municipal bonds	151,000	151,000	—	—	151,000
	$6,059,000	$151,000	$5,597,000	$311,000	$6,059,000

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. The unrealized (loss)/gain for the change in fair value of such positions for the three months ended December 31, 2017 and 2016 amounted to approximately $(1,155,000) and $34,000, respectively, which is included in net dealer inventory gains.

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

Debt securities are valued based on recently executed transactions.

NOTE 6. FIXED ASSETS

Fixed assets as of December 31, 2017 and September 30, 2017 consist of the following:

	December 31, 2017	September 30, 2017	Estimated Useful Lives
Equipment and software	$1,775,000	$1,742,000	5
Furniture and fixtures	389,000	382,000	5
Leasehold improvements	1,405,000	1,400,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	739,000	739,000	5
	4,308,000	4,263,000
Less accumulated depreciation and amortization	(2,035,000)	(1,866,000)
Fixed assets – net	$2,273,000	$2,397,000

Depreciation expense associated with fixed assets for the three months ended December 31, 2017 and 2016 was $169,000 and $98,000, respectively.

NOTE 7. BUSINESS COMBINATIONS AND CONTINGENT CONSIDERATION

Business Combination

In October and November 2017, Gilman acquired certain assets of four tax preparation and accounting businesses that were deemed to be business acquisitions. The consideration for the transactions consisted of cash payments at closing totaling $124,000 and contingent consideration payables in cash having a fair value of $405,000, for which liabilities (included in Accounts payable and accrued expenses) were recognized based on the estimated acquisition date fair value of the potential earn-outs. The earn-outs are based on revenue, as defined in the acquisition agreements, during various periods following the closings. The liabilities were valued using an income-based approach using unobservable inputs (Level 3) and reflect the Company’s own assumptions. The liabilities will be revalued at each balance sheet date with changes therein recorded in earnings. The fair values of the acquired assets totaling $529,000 were allocated to customer relationships, which are being amortized over seven years. Results of operations of the acquired businesses are included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition and were not material. In addition, based on materiality, pro forma results are not presented.

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the three months ended December 31, 2017 related to acquisitions:

Fair value of contingent consideration at September 30, 2017	$311,000
Fair value of contingent consideration in connection with above acquisitions	405,000
Payments	(3,000)
Change in fair value	4,000
Fair value of contingent consideration at December 31, 2017	$717,000

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at December 31, 2017 and September 30, 2017:

	December 31, 2017
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$7,347,000	$2,895,000	$4,452,000	3-10
Gilman brand name	710,000	—	710,000	Indefinite
	$8,057,000	$2,895,000	$5,162,000

	September 30, 2017
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,818,000	$2,685,000	$4,133,000	3-10
Gilman brand name	710,000	—	710,000	Indefinite
	$7,528,000	$2,685,000	$4,843,000

Amortization expense associated with intangible assets for the three months ended December 31, 2017 and 2016 was $210,000 and $197,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ending September 30,
Nine months ending September 30, 2018	$649,000
2019	865,000
2020	795,000
2021	795,000
2022	741,000
Thereafter	607,000
Total	$4,452,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable and accrued expenses as of December 31, 2017 and September 30, 2017 consist of the following:

	December 31, 2017	September 30, 2017
Legal	$653,000	$877,000
Audit	171,000	176,000
Telecommunications	208,000	205,000
Data services	454,000	464,000
Regulatory	663,000	540,000
Settlements	1,789,000	2,403,000
Contingent consideration payable	717,000	311,000
Deferred rent	684,000	497,000
Other	3,437,000	3,242,000
Total	$8,776,000	$8,715,000

Other liabilities primarily consist of $1,804,000 due to broker-dealer for open security positions held at December 31, 2017. No amount was due to broker-dealer at September 30, 2017.

NOTE 10. PER SHARE DATA

Basic net (loss) income per share of common stock attributable to the Company is computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net (loss) income per share is computed on the basis of such weighted average number of shares of common stock outstanding plus the dilutive effect of incremental shares of common stock potentially issuable under outstanding options, warrants and unvested restricted stock units utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Month Period Ended December 31,
	2017	2016
Basic weighted-average shares	12,437,916	12,437,916
Effect of dilutive securities:
Options	—	558
Diluted weighted-average shares	12,437,916	12,438,474

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive as the instruments are out of the money:

	Three Month Period Ended December 31,
	2017		2016
Options	624,000		1,202,000
Warrants	12,437,916	(a)	21,558
Restricted stock units	77,737		—
	13,139,653		1,223,558

(a) As the warrants are out of the money in the diluted computation, no adjustment is made to net (loss) income to eliminate the change in fair value of the warrants.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for the Company beginning October 1, 2017 for both interim and annual reporting periods. The adoption did not have a significant impact on the Company’s financial statements. The Company had historically estimated the number of forfeitures as part of its share-based accounting and will continue to do so under the new guidance. No aspect of the guidance that requires retrospective adoption impacted the Company.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through October 2026, and as of December 31, 2017, is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Lease Payments	Less, Sublease Income	Net
Nine months ending September 30, 2018	$2,580,000	$270,000	$2,310,000
2019	2,731,000	30,000	2,701,000
2020	2,602,000	—	2,602,000
2021	2,241,000	—	2,241,000
2022	1,449,000	—	1,449,000
Thereafter	4,532,000	—	4,532,000
	$16,135,000	$300,000	$15,835,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases, excluding sublease income, for the three months ended December 31, 2017 and 2016 was $1,040,000 and $995,000, respectively. Sublease income under all operating subleases for the three months ended December 31, 2017 and 2016 was approximately $133,000 and $37,000, respectively.

As of December 31, 2017, the Company and its subsidiaries had three outstanding letters of credit, which have been issued in the maximum amount of $1,382,000 as security for property leases, and which are collateralized by the restricted cash as reflected in the condensed consolidated statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At December 31, 2017 and September 30, 2017, the Company accrued approximately $1,789,000 and $2,403,000, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended December 31, 2017 and 2016 were $246,000 and $6,000, respectively, which is included in other administrative expenses. The Company has included in "Professional fees" litigation and FINRA related expenses of $351,000 and $546,000 for the three months ended December 31, 2017 and 2016, respectively.

NOTE 14. NET CAPITAL REQUIREMENTS

National Securities is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) (the "Rule"), which, among other things, requires the maintenance of minimum net capital. At December 31, 2017, National Securities had net capital of $9,954,024 which was $9,704,024 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2017, vFinance Investments had net capital of $1,153,017 which was $153,017 in excess of its required net capital of $1,000,000. vFinance Investments' ratio of aggregate indebtedness to net capital was 2.5 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from the Company's Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCKHOLDERS' EQUITY

Stock Options

Information with respect to stock option activity during the three months ended December 31, 2017 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2017	1,206,000	$6.54	$1.21	2.29	$—
Expired	(582,000)	$6.93	$0.81
Outstanding at December 31, 2017	624,000	$6.17	$1.59	3.94	$—
Vested and exercisable at December 31, 2017	624,000	$6.17	$1.59	3.94	$—

As of September 30, 2016, all compensation expense associated with the grants of stock options had been recognized.

Warrants

The following table summarizes information about warrant activity during the three months ended December 31, 2017:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2017	12,439,387	$3.25	4.30
Forfeited or expired	(1,471)	$5.00
Outstanding and exercisable at December 31, 2017	12,437,916	$3.25	4.05

Restricted Stock Units

A summary of the Company's non-vested restricted stock units for the three months ended December 31, 2017 is as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units at September 30, 2017	1,250,000	$3,054,000
Granted	—	—
Vested	—	—
Non-vested restricted stock units at December 31, 2017	1,250,000	$3,054,000

For the three months ended December 31, 2017, the Company recognized compensation expense of $258,000 related to restricted stock units ("RSU"). At December 31, 2017, unrecognized compensation with respect to RSUs amounted to $2,194,000, assuming all performance-based compensation will vest.

NOTE 16.  SHARE REPURCHASE

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management. During the three months ended December 31, 2017 and 2016, the Company did not repurchase any shares.

NOTE 17. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes for the three month period ended December 31, 2017 and 2016 is based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate for the three month period ended December 31, 2017 and 2016 differs from the federal statutory income tax rate principally due to non-deductible expenses, state and local income taxes and non-taxable changes in the fair value of warrant liability.

During the three month period ended December 31, 2017, the Company estimated its annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from legislation enacted on December 22, 2017. The rate change is administered effective at the beginning of the Company's fiscal year, using a blended rate for the annual period of 24.28%. Additionally, the Company recognized a tax expense of approximately $2,200,000 during the three month period ended December 31, 2017 to adjust the Company's net deferred tax balance to reflect the new corporate tax rate. The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

At December 31, 2017, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three months ended December 31, 2017 and 2016 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended December 31,
2017
Revenues	$49,557,000	$523,000	$—		$50,080,000
Pre-tax income (loss)	1,574,000	(992,000)	(6,349,000)	(a)	(5,767,000)
Assets	50,390,000	2,589,000	11,510,000	(b)	64,489,000
Depreciation and amortization	186,000	58,000	135,000		379,000
Interest	2,000	—	—		2,000
Capital expenditures	39,000	6,000	—		45,000
2016
Revenues	$43,713,000	$856,000	$—		$44,569,000
Pre-tax income (loss)	3,096,000	(712,000)	3,354,000	(c)	5,738,000
Assets	41,543,000	1,911,000	13,933,000	(b)	57,387,000
Depreciation and amortization	158,000	48,000	89,000		295,000
Interest	4,000	—	—		4,000
Capital expenditures	19,000	48,000	97,000		164,000

(a)	Consists of loss on the change in fair value of warrant liability and executive salaries and other expenses not allocated to reportable segments by management.

(b)	Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.

(c)	Consists of gain on the change in fair value of warrant liability offset in part by executive salaries and other expenses not allocated to reportable segments by management.

NOTE 19. ACQUISITION OF CONTROLLING INTEREST IN THE COMPANY AND WARRANT LIABILITY

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

As the Company does not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement (which did not exist at September 30, 2016) may be considered outside of the Company’s control, net cash settlement of the warrants is assumed. Accordingly, as the Company was obligated to issue the warrants at September 30, 2016, and subsequently issued the warrants in January 2017, the fair value of the 12,437,916 warrants are being classified as a liability in the condensed consolidated statement of financial condition at December 31, 2017 and September 30, 2017. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in fair value of warrant liability” in the condensed consolidated statements of operations. As the warrants were registered and the Company maintained an effective registration statement at December 31, 2017 and September 30, 2017, fair value of the warrants was based on the market price. The (loss)/gain for the change in fair value of the warrants for the three months ended December 31, 2017 and 2016 amounted to $(5,597,000) and $4,092,000, respectively.

NOTE 20. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2017 and 2016, Investment Banking revenues include approximately $1,298,000 and $2,665,000, respectively, of fees related to placement of securities for Fortress and subsidiaries of Fortress.

NOTE 21. VARIABLE INTEREST ENTITIES

The Company has entered into agreements to provide investment banking and advisory services to numerous entities that are variable interest entities ("VIEs") under the accounting guidance. As the fee arrangements under such agreements are arm's-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company does not consolidate such VIEs. Fees attributable to such arrangements for the three months ended December 31, 2017 and 2016 were $6,216,000 and $3,054,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to our estimated or anticipated future results or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed under the section titled "Risks Factors" of our Form 10-K for the year ended September 30, 2017. Any forward-looking statements contained in or incorporated into this Quarterly Report on Form 10-Q speak only as of the date of this Report. We undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

As of December 31, 2017, we had approximately 1,009 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 27 Company offices located in New York, New Jersey, Florida, Texas and Washington, we had approximately 100 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Summary

Our first quarter ended December 31, 2017 resulted in 12% increase in revenues and 17% increase in operating expenses. Investment banking continued to provide high demand deals that were sold across various industry segments in conjunction with favorable market conditions. Our trading business was mainly affected by the uncertainty in the fixed income markets due to the new tax reform laws that had been pending during the quarter. Volumes were low and new municipal offerings were weak leading to diminished trading opportunities.

Revenues

Total revenues increased $5,511,000, or 12%, to $50,080,000, in the current quarter as compared to $44,569,000 recorded in the comparative period last year.

	Three Months Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions	$25,618,000	$24,506,000	$1,112,000	5%
Net dealer inventory gains	905,000	2,545,000	(1,640,000)	(64)
Investment banking	14,547,000	9,692,000	4,855,000	50
Investment advisory	5,333,000	3,385,000	1,948,000	58
Interest and dividends	631,000	716,000	(85,000)	(12)
Transaction fees and clearing services	2,297,000	2,498,000	(201,000)	(8)
Tax preparation and accounting	523,000	856,000	(333,000)	(39)
Other	226,000	371,000	(145,000)	(39)
Total Revenues	$50,080,000	$44,569,000	$5,511,000	12%

Commissions increased $1,112,000, or 5%, to $25,618,000 in the current quarter as compared to $24,506,000 recorded in the comparative period last year. Retail commissions increased this quarter primarily due to favorable markets;

Net dealer inventory gains, decreased $1,640,000, or 64%, to $905,000 in the current quarter as compared to $2,545,000 recorded in the comparative period last year. This decrease is mainly related to the unrealized loss for the change in fair value of the warrants received from investment banking deals;

Investment banking fees increased $4,855,000, or 50%, to $14,547,000 in the current quarter as compared to $9,692,000 recorded in the comparative period last year. Increased product offerings and issuers produced a strong deal pipeline, which yielded strong investment opportunities for our clients;

Investment advisory fees increased $1,948,000, or 58%, to $5,333,000 in the current quarter as compared to $3,385,000 recorded in the comparative period last year. A net increase in assets under management and stronger equity markets drove the increase;

Interest and dividend income decreased $85,000, or 12%, to $631,000 in the current quarter as compared to $716,000 recorded in the comparative period last year;

Transaction fees and clearing services decreased $201,000, or 8%, to $2,297,000 in the current quarter as compared to $2,498,000 recorded in the comparative period last year;

Tax preparation and accounting fees decreased $333,000, or 39%, to $523,000 in the current quarter as compared to $856,000 recorded in the comparative period last year. This decrease is attributable to fewer extensions filed in the current quarter as compared to the prior period;

Other revenue decreased $145,000, or 39%, to $226,000 in the current quarter as compared to $371,000 recorded in the comparative period last year. This decrease is due to a decline of client participation in our fully paid stock lending program;

Operating Expenses

Total operating expenses increased $7,333,000, or 17%, to $50,256,000 in the current quarter as compared to $42,923,000 recorded in the comparative period last year.

	Three Months Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions, compensation and fees	$43,561,000	$37,258,000	$6,303,000	17%
Clearing fees	743,000	738,000	5,000	1
Communications	760,000	722,000	38,000	5
Occupancy	955,000	1,008,000	(53,000)	(5)
License and registration	637,000	405,000	232,000	57
Professional fees	1,393,000	1,263,000	130,000	10
Interest	2,000	4,000	(2,000)	(50)
Depreciation and amortization	379,000	295,000	84,000	28
Other administrative expenses	1,826,000	1,230,000	596,000	48
Total Operating Expenses	$50,256,000	$42,923,000	$7,333,000	17%

Commissions, compensation, and fees increased $6,303,000, or 17%, to $43,561,000 in the current quarter as compared to $37,258,000 recorded in the comparative period last year. Commissions, compensation, and fees includes expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees. The increase in investment banking revenue was primarily responsible for the increase in this expense category. In addition, new strategic hires in technology and enterprise risk management and increases in benefits expenses also contributed to the increase;

Clearing fees increased $5,000, or 1%, to $743,000 in the current quarter as compared to $738,000 recorded in the comparative period last year;

Communications expenses increased $38,000, or 5%, to $760,000 in the current quarter as compared to $722,000 recorded in the comparative period last year;

Occupancy expenses decreased $53,000, or 5%, to $955,000 in the current quarter as compared to $1,008,000 recorded in the comparative period last year;

License and registration expense increased by $232,000, or 57%, to $637,000 in the current quarter as compared to $405,000 recorded in the comparative period last year. This increase is attributable to licenses for software applications as the Company continues to invest in and implement technology enhancements;

Professional fees increased by $130,000, or 10% to $1,393,000 in the current quarter as compared to $1,263,000 recorded in the comparative period last year. This increase is also associated with technology implementation;

Interest expense decreased by $2,000, to $2,000 in the current quarter as compared to $4,000 recorded in the comparative period last year;

Depreciation and amortization expenses increased $84,000, or 28% to $379,000 in the current quarter as compared to $295,000 recorded in the comparative period last year;

Other administrative expenses increased $596,000, or 48%, to $1,826,000 in the current quarter as compared to $1,230,000 recorded in the comparative period last year. This increase is attributable to higher provisions for potential arbitration settlements, technology spending and higher insurance costs;

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

For the three months ended December 31, 2017 and 2016, EBITDA, as adjusted, was $629,000 and $2,146,000, respectively. The decrease of $1,517,000, or 71% resulted primarily from the unrealized loss on our warrant portfolio, and higher operating expenses recognized over the comparative period last year. These expenses were due to investments in people and technology.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended December 31,
	2017	2016
Net (loss) income, as reported	$(8,040,000)	$5,059,000
Interest expense	2,000	4,000
Income taxes	2,273,000	679,000
Depreciation	169,000	98,000
Amortization	210,000	197,000
EBITDA	(5,386,000)	6,037,000
Non-cash compensation expense	258,000	—
Change in fair value of warrant liability	5,597,000	(4,092,000)
Forgivable loan amortization	160,000	201,000
EBITDA, as adjusted	$629,000	$2,146,000

EBITDA, adjusted for forgivable loan amortization, non-cash compensation expense and other non-recurring items, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at December 31,		Average Balance during first three months of
	2017	2016	2017	2016
Cash	$24,318,000	$22,176,000	$23,913,000	$21,935,000
Receivables from broker-dealers and clearing organizations	3,243,000	2,858,000	3,047,000	3,108,000
Securities owned (excludes warrants)	3,592,000	1,206,000	2,515,000	1,782,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	19,489,000	15,404,000	19,135,000	17,255,000

We maintain a relatively high level of liquidity on our balance sheet. At both December 31, 2017 and 2016 respectively, 48% and 46% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. At December 31, 2017, National Securities had net capital of $9,954,024 which was $9,704,024 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2017, vFinance Investments had net capital of $1,153,017 which was $153,017 in excess of its required net capital of $1,000,000. vFinance Investments percentage of aggregate indebtedness to net capital was 2.5 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

During the first three months of fiscal 2018 and 2017, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $45,000 and $164,000 during the first three months of fiscal 2018 and 2017, respectively.

Cash Flows for the Three Months Ended December 31, 2017 and 2016

	Three months ended December 31,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(8,040,000)	$5,059,000
Non-cash adjustments
Change in fair value of warrant liability	5,597,000	(4,092,000)
Depreciation and amortization	379,000	295,000
Stock based compensation	258,000	—
Deferred tax expense	2,318,000	268,000
Other	131,000	41,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	(195,000)	2,159,000
Accounts payable and accrued expenses and other liabilities	2,062,000	(3,999,000)
Prepaid expenses	(423,000)	56,000
Other	(1,142,000)	855,000
Net cash provided by operating activities	945,000	642,000

Cash flows from investing and financing activities
Acquisition of businesses	(124,000)	(19,000)
Purchase of fixed assets	(36,000)	(141,000)
Collection on notes receivable	25,000	—
Repurchase of shares of common stock	—	—
Net cash used in investing and financing activities	(135,000)	(160,000)
Net increase in cash	$810,000	$482,000

Net cash provided by operating activities increased $303,000 for the three months ended December 31, 2017, compared to the three months ended December 31, 2016. The increase in net cash provided by operating activities was primarily due to higher operating revenues collected for the three months ended December 31, 2017.

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

The following table shows the fair values of our securities owned as of December 31, 2017:

Securities owned
Corporate stocks	$65,000
Municipal bonds	3,452,000
Restricted stock	75,000
Warrants	4,518,000
Total	$8,110,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of December 31, 2017 and September 30, 2017, the Company accrued approximately $1,789,000 and $2,403,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2015, the Board of Directors authorized the repurchase of up to $2 million of our common stock. Share repurchases, if any, could be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Board of Directors did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of our management. There were no share repurchases during the three months ended December 31, 2017.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

February 14, 2018	By:	/s/ Michael Mullen
Michael Mullen
Chief Executive Officer
(Principal Executive Officer)

February 14, 2018	By:	/s/ Glenn C. Worman
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