Form 10-Q
period 2018-03-31
NATIONAL HOLDINGS CORP
filed 2018-05-15
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2018	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 3, 2018 there were 12,490,524 shares of the registrant's common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2018

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

PART I.        FINANCIAL INFORMATION
ITEM I.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (Unaudited)	September 30, 2017
ASSETS
Cash	$27,211,000	$23,508,000
Restricted cash	1,383,000	1,381,000
Cash deposits with clearing organizations	836,000	1,041,000
Securities owned, at fair value	7,476,000	7,102,000
Receivables from broker-dealers and clearing organizations	2,709,000	2,850,000
Forgivable loans receivable	1,598,000	1,616,000
Other receivables, net	6,033,000	5,180,000
Prepaid expenses	1,681,000	2,490,000
Fixed assets, net	2,119,000	2,397,000
Intangible assets, net	5,225,000	4,843,000
Goodwill	5,217,000	5,217,000
Deferred tax asset, net	4,007,000	6,420,000
Other assets, principally refundable deposits	438,000	353,000
Total Assets	$65,933,000	$64,398,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, but not yet purchased, at fair value	$8,000	$151,000
Accrued commissions and payroll payable	10,652,000	10,065,000
Accounts payable and accrued expenses	8,453,000	8,715,000
Deferred clearing and marketing credits	681,000	786,000
Warrants issued (Note 19)	—	5,597,000
Other	158,000	181,000
Total Liabilities	19,952,000	25,495,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at March 31, 2018 and September 30, 2017; 12,489,501 and 12,437,916 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	249,000	248,000
Additional paid-in-capital	84,339,000	66,955,000
Accumulated deficit	(38,607,000)	(28,315,000)

Total National Holdings Corporation Stockholders’ Equity	45,981,000	38,888,000

Non-Controlling interest	—	15,000
Total Stockholders’ Equity	45,981,000	38,903,000

Total Liabilities and Stockholders’ Equity	$65,933,000	$64,398,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2018	2017	2018	2017
Revenues
Commissions	$31,407,000	$23,993,000	$57,025,000	$48,499,000
Net dealer inventory gains	2,761,000	3,423,000	3,666,000	5,967,000
Investment banking	14,532,000	14,916,000	29,079,000	24,608,000
Investment advisory	5,197,000	3,700,000	10,529,000	7,086,000
Interest and dividends	601,000	675,000	1,232,000	1,391,000
Transaction fees and clearing services	1,777,000	1,687,000	4,074,000	4,185,000
Tax preparation and accounting	3,868,000	3,144,000	4,391,000	4,000,000
Other	203,000	346,000	429,000	717,000
Total Revenues	60,346,000	51,884,000	110,425,000	96,453,000

Operating Expenses
Commissions, compensation and fees	49,345,000	41,761,000	92,906,000	79,020,000
Clearing fees	578,000	618,000	1,321,000	1,356,000
Communications	813,000	682,000	1,572,000	1,404,000
Occupancy	1,141,000	937,000	2,096,000	1,944,000
License and registration	530,000	428,000	1,167,000	832,000
Professional fees	578,000	991,000	1,970,000	2,254,000
Interest	2,000	4,000	5,000	8,000
Depreciation and amortization	379,000	286,000	758,000	582,000
Other administrative expenses	2,287,000	2,475,000	4,113,000	3,705,000
Total Operating Expenses	55,653,000	48,182,000	105,908,000	91,105,000
Income before Other (Expense) Income and Income Taxes	4,693,000	3,702,000	4,517,000	5,348,000

Other (Expense) Income
Gain on disposal of Gilman branches	—	130,000	—	130,000
Change in fair value of warrant liability (Note 19)	(5,597,000)	1,773,000	(11,194,000)	5,865,000
Other income	230,000	5,000	236,000	5,000
Total Other (Expense) Income	(5,367,000)	1,908,000	(10,958,000)	6,000,000
(Loss) Income before Income Taxes	(674,000)	5,610,000	(6,441,000)	11,348,000

Income tax expense	1,578,000	1,736,000	3,851,000	2,414,000
Net (Loss) Income	$(2,252,000)	$3,874,000	$(10,292,000)	$8,934,000

Net (loss) income per share - Basic	$(0.18)	$0.31	$(0.83)	$0.72
Net (loss) income per share - Diluted	$(0.18)	$0.31	$(0.83)	$0.72

Weighted average number of shares outstanding - Basic	12,457,043	12,437,916	12,447,321	12,437,916
Weighted average number of shares outstanding - Diluted	12,457,043	12,461,882	12,447,321	12,450,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2018

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
	Shares	$
Balance, September 30, 2017	12,437,916	$248,000	$66,955,000	$(28,315,000)	$15,000	$38,903,000

Stock-based compensation for restricted stock units			676,000			676,000

Issuance of shares of common stock with respect to vested restricted stock units, net of 26,540 shares valued at $82,000 tendered for tax withholding	51,585	1,000	(83,000)			(82,000)

Warrant liability reclassification ( See Note 19)			16,791,000			16,791,000

Deconsolidation of subsidiary					(15,000)	(15,000)

Net loss				(10,292,000)		(10,292,000)

Balance, March 31, 2018	12,489,501	$249,000	$84,339,000	$(38,607,000)	$—	$45,981,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Month Period Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,292,000)	$8,934,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Change in fair value of warrant liability	11,194,000	(5,865,000)
Depreciation and amortization	758,000	582,000
Amortization of forgivable loans to registered representatives	310,000	362,000
Stock-based compensation	676,000	183,000
Recovery for doubtful accounts	(46,000)	(256,000)
Amortization of deferred clearing credit	(105,000)	(104,000)
Increase in fair value of contingent consideration payable	10,000	14,000
Deferred tax expense	2,413,000	714,000
Gain on disposal of Gilman branches	—	(130,000)
Gain on deconsolidation of subsidiary	(15,000)	—
Changes in assets and liabilities
Restricted cash	(2,000)	—
Cash deposits with clearing organizations	205,000	(10,000)
Securities owned, at fair value	(374,000)	(1,049,000)
Receivables from broker-dealers and clearing organizations	141,000	544,000
Forgivable loans receivable	(292,000)	(47,000)
Other receivables, net	(854,000)	196,000
Prepaid expenses	809,000	(149,000)
Other assets, principally refundable deposits	(85,000)	(5,000)
Accounts payable, accrued expenses and other liabilities	(288,000)	(720,000)
Securities sold, but not yet purchased, at fair value	(143,000)	(221,000)
Net cash provided by operating activities	4,020,000	2,973,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses	(187,000)	(19,000)
Acquisition of intangible assets	(45,000)	—
Purchase of fixed assets	(50,000)	(312,000)
Collection on notes receivable	47,000	8,000
Net cash used in investing activities	(235,000)	(323,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for tax withholding	(82,000)	—
Net cash used in financing activities	(82,000)	—

NET INCREASE IN CASH	3,703,000	2,650,000

CASH BALANCE
Beginning of the period	23,508,000	21,694,000
End of the period	$27,211,000	$24,344,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,000	$8,000
Income taxes	$630,000	$576,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$—	$42,000
Business acquired:
Identifiable intangible assets acquired	$767,000	$211,000
Contingent consideration payable	(580,000)	(192,000)
Cash paid	$187,000	$19,000
Sale of Gilman branches:
Notes receivable (included in other receivables)	$—	$638,000
Disposal of goodwill	—	(305,000)
Disposal of intangible assets, net	—	(203,000)
Gain on disposal of Gilman branches	$—	$130,000
Reclassification of warrant liability from debt to equity	$16,791,000	$—

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of March 31, 2018 and for the three and six months ended March 31, 2018 and 2017 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for additional disclosures and accounting policies.

Certain items in the condensed consolidated statement of operations for the fiscal 2017 period have been reclassified to conform to the presentation in the fiscal 2018 period. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, operates through its wholly owned subsidiaries which principally provide financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage and investment advisory services to individual, corporate and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, (3) engages in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange listed stocks and (4) provides liquidity in the United States Treasury marketplace. Broker-dealer subsidiaries consist of National Securities Corporation (“National Securities” or “NSC”) and vFinance Investments, Inc. (“vFinance Investments”) (collectively, the “Broker-Dealer Subsidiaries”). The Broker-Dealer Subsidiaries conduct a national securities brokerage business through their main offices in New York City, New York, Boca Raton, Florida, and Seattle, Washington. Broker-dealer subsidiaries are introducing brokers and clear all transactions through clearing organizations, on a fully disclosed basis. The Broker-Dealer Subsidiaries are registered with the Securities and Exchange Commission ("SEC") and the Commodities and Futures Trading Commission, and are members of the Financial Industry Regulatory Authority ("FINRA") and the Securities Investor Protection Corporation.

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

On September 9, 2016, a subsidiary of Fortress Biotech, Inc. (“Fortress”), acquired a controlling interest in the Company. See Note 19.

On February 23, 2018, vFinance Investments merged into NSC in accordance to an agreement and plan of merger between the two companies. Assets and liabilities were transferred at carrying value. Operations conducted through vFinance are now conducted through NSC. In March 2018, vFinance filed for withdrawal from registration with the SEC as a Broker-dealer.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At March 31, 2018 and September 30, 2017, the receivables of $2,709,000 and $2,850,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s Investment advisory business.

Other receivables at March 31, 2018 and September 30, 2017 consist of the following:

	March 31,	September 30,
	2018	2017
Trailing fees	$1,138,000	$1,156,000
Accounts receivable for tax and accounting services	1,015,000	698,000
Allowance for doubtful accounts - tax and accounting services	(210,000)	(390,000)
Advances to registered representatives	808,000	881,000
Allowance for doubtful accounts - advances to registered representatives	(288,000)	(154,000)
Investment banking receivable	1,373,000	1,086,000
Advisory fees	478,000	510,000
Notes receivable	631,000	676,000
Other	1,088,000	717,000
Total	$6,033,000	$5,180,000

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2023. Forgiveness of loans amounted to $310,000 and $362,000 for the six months ended March 31, 2018 and 2017, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of March 31, 2018 and September 30, 2017, no allowance for doubtful accounts was required.

Forgivable loan activity for the six months ended March 31, 2018 is as follows:

Balance, September 30, 2017	$1,616,000
Additions	292,000
Amortization	(310,000)
Balance, March 31, 2018	$1,598,000

There were no unamortized loans outstanding at March 31, 2018 and September 30, 2017 attributable to registered representatives who ended their affiliation with the Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

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

The following tables present the carrying values and estimated fair values at March 31, 2018 and September 30, 2017 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	March 31, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$27,211,000	$27,211,000	$—	$27,211,000
Cash deposits with clearing organizations	836,000	836,000	—	836,000
Receivables from broker-dealers and clearing organizations	2,709,000	—	2,709,000	2,709,000
Forgivable loans receivable	1,598,000	—	1,598,000	1,598,000
Other Receivables, net	6,033,000	—	6,033,000	6,033,000
	$38,387,000	$28,047,000	$10,340,000	$38,387,000

Liabilities
Accrued commissions and payroll payable	$10,652,000	$—	$10,652,000	$10,652,000
Accounts payable and accrued expenses (1)	7,564,000	—	7,564,000	7,564,000
	$18,216,000	$—	$18,216,000	$18,216,000

(1)    Excludes contingent consideration liabilities of $889,000.

	September 30, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$23,508,000	$23,508,000	$—	$23,508,000
Cash deposits with clearing organizations	1,041,000	1,041,000	—	1,041,000
Receivables from broker-dealers and clearing organizations	2,850,000	—	2,850,000	2,850,000
Forgivable loans receivable	1,616,000	—	1,616,000	1,616,000
Other Receivables, net	5,180,000	—	5,180,000	5,180,000
	$34,195,000	$24,549,000	$9,646,000	$34,195,000

Liabilities
Accrued commissions and payroll payable	$10,065,000	$—	$10,065,000	$10,065,000
Accounts payable and accrued expenses (1)	8,404,000	—	8,404,000	8,404,000
	$18,469,000	$—	$18,469,000	$18,469,000

(1)    Excludes contingent consideration liabilities of $311,000.

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and September 30, 2017:

	March 31, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$32,000	$32,000	$—	$—	$32,000
Municipal bonds	1,183,000	1,183,000	—	—	1,183,000
Restricted stock	1,046,000	—	1,046,000	—	1,046,000
Warrants	5,215,000	—	5,215,000	—	5,215,000
	$7,476,000	$1,215,000	$6,261,000	$—	$7,476,000

Liabilities
Contingent consideration	$889,000	$—	$—	$889,000	$889,000
Warrants issued	—	—	—	—	—
Securities sold, but not yet purchased:
Corporate stocks	2,000	2,000	—	—	2,000
Corporate debt	6,000	6,000	—	—	6,000
	$897,000	$8,000	$—	$889,000	$897,000

	September 30, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$116,000	$116,000	$—	$—	$116,000
Municipal bonds	1,239,000	1,239,000	—	—	1,239,000
Restricted stock	82,000	—	82,000	—	82,000
Warrants	5,665,000	—	5,665,000	—	5,665,000
	$7,102,000	$1,355,000	$5,747,000	$—	$7,102,000

Liabilities
Contingent consideration	$311,000	$—	$—	$311,000	$311,000
Warrants issued	5,597,000	—	5,597,000	—	5,597,000
Securities sold, but not yet purchased:
Municipal bonds	151,000	151,000	—	—	151,000
	$6,059,000	$151,000	$5,597,000	$311,000	$6,059,000

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. The unrealized (loss)/gain for the change in fair value of such positions for the six months ended March 31, 2018 and 2017 amounted to approximately $(556,000) and $69,000, respectively, which is included in net dealer inventory gains.

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

Debt securities are valued based on recently executed transactions.

NOTE 6. FIXED ASSETS

Fixed assets as of March 31, 2018 and September 30, 2017 consist of the following:

	March 31, 2018	September 30, 2017	Estimated Useful Lives
Equipment and software	$1,780,000	$1,742,000	5
Furniture and fixtures	389,000	382,000	5
Leasehold improvements	1,405,000	1,400,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	739,000	739,000	5
	4,313,000	4,263,000
Less accumulated depreciation and amortization	(2,194,000)	(1,866,000)
Fixed assets – net	$2,119,000	$2,397,000

Depreciation expense associated with fixed assets for the three months ended March 31, 2018 and 2017 was $159,000 and $89,000, respectively.

Depreciation expense associated with fixed assets for the six months ended March 31, 2018 and 2017 was $328,000 and $187,000, respectively.

NOTE 7. BUSINESS COMBINATIONS AND CONTINGENT CONSIDERATION

Business Combination

In October, November 2017 and March 2018, Gilman acquired certain assets of five tax preparation and accounting businesses that were deemed to be business acquisitions. The consideration for the transactions consisted of cash payments at closing totaling $187,000 and contingent consideration payables in cash having a fair value of $580,000, for which liabilities (included in Accounts payable and accrued expenses) were recognized based on the estimated acquisition date fair value of the potential earn-outs. The earn-outs are based on revenue, as defined in the acquisition agreements, during various periods following the closings. The liabilities were valued using an income-based approach using unobservable inputs (Level 3) and reflect the Company’s own assumptions. The liabilities will be revalued at each balance sheet date with changes therein recorded in earnings. The fair values of the acquired assets totaling $767,000 were allocated to customer relationships, which are being amortized over seven years. Results of operations of the acquired businesses are included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition and were not material. In addition, based on materiality, pro forma results are not presented.

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the six months ended March 31, 2018 related to acquisitions:

Fair value of contingent consideration at September 30, 2017	$311,000
Fair value of contingent consideration in connection with above acquisitions	580,000
Payments	(12,000)
Change in fair value	10,000
Fair value of contingent consideration at March 31, 2018	$889,000

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at March 31, 2018 and September 30, 2017:

	March 31, 2018
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$7,585,000	$3,111,000	$4,474,000	3-10
Software license	45,000	4,000	41,000	3
Gilman brand name	710,000	—	710,000	Indefinite
	$8,340,000	$3,115,000	$5,225,000

	September 30, 2017
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,818,000	$2,685,000	$4,133,000	3-10
Gilman brand name	710,000	—	710,000	Indefinite
	$7,528,000	$2,685,000	$4,843,000

Amortization expense associated with intangible assets for the three months ended March 31, 2018 and 2017 was $220,000 and $197,000, respectively.

Amortization expense associated with intangible assets for the six months ended March 31, 2018 and 2017 was $430,000 and $395,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ending September 30,
Six months ending September 30, 2018	$440,000
2019	880,000
2020	810,000
2021	798,000
2022	741,000
Thereafter	846,000
Total	$4,515,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable and accrued expenses as of March 31, 2018 and September 30, 2017 consist of the following:

	March 31, 2018	September 30, 2017
Legal	$615,000	$877,000
Audit	299,000	176,000
Telecommunications	194,000	205,000
Data services	526,000	464,000
Regulatory	638,000	540,000
Settlements	1,703,000	2,403,000
Contingent consideration payable	889,000	311,000
Deferred rent	686,000	497,000
Other	2,903,000	3,242,000
Total	$8,453,000	$8,715,000

Other primarily consists of $580,000 for investment banking deal expense accruals, $697,000 for soft dollar accruals and $165,000 for sales tax accrual at March 31, 2018. Other primarily consists of $187,000 for investment banking deal expense accruals, $552,000 for soft dollar accruals, $482,000 for recruiting fee payable and $141,000 for sales tax accrual at September 30, 2017.

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

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2018	2017	2018	2017
Basic weighted-average shares	12,457,043	12,437,916	12,447,321	12,437,916
Effect of dilutive securities:
Options	—	—	—	279
Unvested restricted stock units	—	23,966	—	11,983
Diluted weighted-average shares	12,457,043	12,461,882	12,447,321	12,450,178

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive:

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2018	2017	2018	2017
Options	612,000	1,214,000	618,000	1,208,000
Warrants	12,437,916	12,459,474	12,437,916	6,240,516
Restricted stock units	291,082	—	184,410	—
Total	13,340,998	13,673,474	13,240,326	7,448,516

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

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. ASU 2018-05 formally amended ASC Topic 740, Income Taxes (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC 740 in the reporting period in which the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Company adopted SAB 118 in the first quarter of the fiscal year ending September 30, 2018. Additional information regarding the accounting for income taxes for the Tax Reform Act is contained in Note 17, Income Taxes.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through October 2026, and as of March 31, 2018, is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending	Lease Payments	Less, Sublease Income	Net
Six months ending September 30, 2018	$1,739,000	$180,000	$1,559,000
2019	2,785,000	30,000	2,755,000
2020	2,658,000	—	2,658,000
2021	2,293,000	—	2,293,000
2022	1,449,000	—	1,449,000
Thereafter	4,532,000	—	4,532,000
	$15,456,000	$210,000	$15,246,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases, excluding sublease income, for the three months ended March 31, 2018 and 2017 was $1,051,000 and $930,000, respectively. Rental expense under all operating leases, excluding sublease income, for the six months ended March 31, 2018 and 2017 was $2,091,000 and $1,925,000, respectively. Sublease income under all operating subleases for the three months ended March 31, 2018 and 2017 was approximately $(43,000) and $37,000, respectively. Sublease income under all operating subleases for the six months ended March 31, 2018 and 2017 was approximately $90,000 and $75,000, respectively. During the three and six months ended March 31, 2018, sublease income includes a charge of approximately $180,000 for sublease receivable deemed uncollectible.

As of March 31, 2018, the Company and its subsidiaries had three outstanding letters of credit, which have been issued in the maximum amount of $1,382,000 as security for property leases, and which are collateralized by the restricted cash as reflected in the condensed consolidated statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At March 31, 2018 and September 30, 2017, the Company accrued approximately $1,703,000 and $2,403,000, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended March 31, 2018 and 2017 were $414,000 and $989,000, respectively, and during the six months ended March 31, 2018 and 2017, the Company charged $660,000 and $995,000, respectively, to operations, which is included in other administrative expenses. The Company has included in "Professional fees" litigation and FINRA related expenses of $(10,000) and $254,000 for the three months ended March 31, 2018 and 2017, respectively and $341,000 and $799,000 for the six months ended March 31, 2018 and 2017, respectively. Chargebacks for litigation and FINRA related expenses recorded during the three months ended March 31, 2018 exceeded the expense recorded.

NOTE 14. NET CAPITAL REQUIREMENTS

National Securities is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) (the "Rule"), which, among other things, requires the maintenance of minimum net capital. At March 31, 2018, National Securities had net capital of $11,905,586 which was $10,905,586 in excess of its required net capital of $1,000,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2018, vFinance Investments had net capital of $487,321 which was $237,321 in excess of its required net capital of $250,000. vFinance Investments' ratio of aggregate indebtedness to net capital was 0.3 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. On February 23, 2018, vFinance Investments merged into National Securities in accordance to the agreement and plan merger between the two companies. See Note 2 for additional information.

Advances, dividend payments and other equity withdrawals from the Company's Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCKHOLDERS' EQUITY

Stock Options

Information with respect to stock option activity during the six months ended March 31, 2018 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2017	1,206,000	$6.54	$1.21	2.29	$—
Expired	(594,000)	$6.85	$0.83
Outstanding at March 31, 2018	612,000	$6.23	$1.59	3.77	$—
Vested and exercisable at March 31, 2018	612,000	$6.23	$1.59	3.77	$—

As of September 30, 2016, all compensation expense associated with the grants of stock options had been recognized.

Warrants

The following table summarizes information about warrant activity during the six months ended March 31, 2018:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2017	12,439,387	$3.25	4.30
Forfeited or expired	(1,471)	$5.00
Outstanding and exercisable at March 31, 2018	12,437,916	$3.25	3.81

Restricted Stock Units

A summary of the Company's non-vested restricted stock units for the six months ended March 31, 2018 is as follows:

	Shares	Weighted Average Grant- Date Fair Value Per Share
Non-vested restricted stock units at September 30, 2017	1,250,000	$2.44
Granted	416,524	4.72
Vested	(78,125)	2.71
Forfeited	(25,000)	2.55
Non-vested restricted stock units at March 31, 2018	1,563,399	$3.03

In February 2018, the Company granted 363,558 restricted stock units ("RSU") to the board of directors of the Company and 52,966 restricted stock units to employees of the Company. The fair value of the RSU awards issued in February 2018 of $1,966,000 was estimated on the grant date using the Company’s stock price as of the grant date. The RSU awards vest upon the passage of time. Compensation with respect to RSU awards is expensed on a straight-line basis over the vesting period.

For the three and six months ended March 31, 2018, the Company recognized compensation expense of $418,000 and $676,000, respectively, related to RSUs. For the three and six months ended March 31, 2017, the Company recognized compensation expense of $183,000 related to RSUs. At March 31, 2018, unrecognized compensation with respect to RSUs amounted to $3,678,000, assuming all performance-based compensation will vest.

NOTE 16.  SHARE REPURCHASE

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company's Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company's management. During the six months ended March 31, 2018 and 2017, the Company did not repurchase any shares.

NOTE 17. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes for the three and six month period ended March 31, 2018 and 2017 is based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate for the three and six month period ended March 31, 2018 and 2017 differs from the federal statutory income tax rate principally due to non-deductible expenses, state and local income taxes and non-taxable changes in the fair value of warrant liability.

During the six month period ended March 31, 2018, the Company estimated its annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from legislation enacted on December 22, 2017. The rate change is administered effective at the beginning of the Company's fiscal year, using a blended rate for the annual period of 24.28%. Additionally, the Company recognized a tax expense of approximately $2,200,000 during the six month period ended March 31, 2018 to adjust the Company's net deferred tax balance to reflect the new corporate tax rate. The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

At March 31, 2018, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three and six months ended March 31, 2018 and 2017 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended March 31,
2018
Revenues	$56,478,000	$3,868,000	$—		$60,346,000
Pre-tax income (loss)	3,668,000	1,940,000	(6,282,000)	(a)	(674,000)
Assets	51,638,000	4,635,000	9,660,000	(b)	65,933,000
Depreciation and amortization	181,000	63,000	135,000		379,000
Interest	2,000	—	—		2,000
Capital expenditures	5,000	—	—		5,000
2017
Revenues	$48,740,000	$3,144,000	$—		$51,884,000
Pre-tax income	3,470,000	1,099,000	1,041,000	(c)	5,610,000
Assets	46,834,000	3,538,000	12,629,000	(b)	63,001,000
Depreciation and amortization	154,000	45,000	87,000		286,000
Interest	4,000	—	—		4,000
Capital expenditures	8,000	16,000	166,000		190,000

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Six Months Ended March 31,
2018
Revenues	$106,034,000	$4,391,000	$—		$110,425,000
Pre-tax income (loss)	5,242,000	948,000	(12,631,000)	(a)	(6,441,000)
Assets	51,638,000	4,635,000	9,660,000	(b)	65,933,000
Depreciation and amortization	367,000	121,000	270,000		758,000
Interest	5,000	—	—		5,000
Capital expenditures	44,000	6,000	—		50,000
2017
Revenues	$92,453,000	$4,000,000	$—		$96,453,000
Pre-tax income	6,574,000	387,000	4,387,000	(c)	11,348,000
Assets	46,834,000	3,538,000	12,629,000	(b)	63,001,000
Depreciation and amortization	312,000	92,000	178,000		582,000
Interest	8,000	—	—		8,000
Capital expenditures	27,000	63,000	264,000		354,000

(a)	Consists of loss on the change in fair value of warrant liability and executive salaries and other expenses not allocated to reportable segments by management.

(b)	Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.

(c)	Consists of gain on the change in fair value of warrant liability offset in part by executive salaries and other expenses not allocated to reportable segments by management.

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

As the Company did not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement (which did not exist at September 30, 2016) was considered outside of the Company’s control, net cash settlement of the warrants was assumed. Accordingly, as the Company was obligated to issue the warrants at September 30, 2016, and subsequently issued the warrants in January 2017, the fair value of the 12,437,916 warrants was classified as a liability in the consolidated statement of financial condition at September 30, 2017. This liability was subject to re-measurement at each balance sheet date until the warrants were exercised or expired, and any change in fair value was recognized as “change in fair value of warrant liability” in the consolidated statements of operations. As the warrants were registered and the Company maintained an effective registration statement at March 31, 2018 and September 30, 2017, fair value of the warrants was based on the market price. The (loss)/gain for the change in fair value of the warrants for the three months ended March 31, 2018 and 2017 amounted to $(5,597,000) and $1,773,000, respectively. The (loss)/gain for the change in fair value of the warrants for the six months ended March 31, 2018 and 2017 amounted to $(11,194,000) and $5,865,000, respectively.

Warrant Liability Reclassification

On March 15, 2018, the Company, Computershare Inc., a Delaware corporation (“Computershare”), and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company (and together with Computershare, the “Warrant Agent”) agreed to amend and restate the terms of the form of warrant agreement dated December 13, 2016 (the “Original Agreement”).

The Amended and Restated Warrant Agreement (the “Amended Agreement”) explicitly provides that the Company shall not be required to pay cash if it cannot issue registered shares of common stock upon exercise of a warrant.

The Company is required to reassess its classification of each contract as of each reporting date. Reclassification of a contract classified as an asset or a liability is required if the contract begins to meet all the criteria for equity classification. If reclassification is required, the Company reclassifies the instrument as of the date of the event or change in circumstance that caused the reclassification at its then-current fair value. If a contract is reclassified from an asset or a liability to equity, gains and losses during the period the contract was classified as an asset or a liability are not reversed, and the adjustment to the contract’s current fair value is recognized in earnings before reclassification.

The Original Agreement required the issuance of registered shares upon exercise and since it did not expressly preclude an implied right to cash settlement, the agreement was accounted for as a derivative liability and the Company classified the derivative warrant liability on the consolidated statement of financial conditions as a liability.

Since the Amended Agreement expressly precludes cash settlement, the warrants meet the criteria for equity classification. Accordingly, the Company recorded the change in fair value of the warrants in earnings through March 15, 2018 before reclassification from liability to equity. The reclassification resulted in a credit to additional paid-in-capital of $16,791,000 during the six months ended March 31, 2018.

NOTE 20. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 and 2017, Investment Banking revenues include approximately $3,633,000 and $5,916,000, respectively, of fees related to placement of securities for Fortress and subsidiaries of Fortress.

During the six months ended March 31, 2018 and 2017, Investment Banking revenues include approximately $4,931,000 and $8,581,000, respectively, of fees related to placement of securities for Fortress and subsidiaries of Fortress.

NOTE 21. VARIABLE INTEREST ENTITIES

The Company has entered into agreements to provide investment banking and advisory services to numerous entities that are variable interest entities ("VIEs") under the accounting guidance. As the fee arrangements under such agreements are arm's-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company does not consolidate such VIEs. Fees attributable to such arrangements for the three months ended March 31, 2018 and 2017 were $2,074,000 and $4,908,000, respectively. Fees attributable to such arrangements for the six months ended March 31, 2018 and 2017 were $8,290,000 and $7,962,000, respectively.

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

Each of our Broker-Dealer Subsidiaries is subject to regulation by, among others, the SEC, FINRA and the Municipal Securities Rulemaking Board ("MSRB"), and are members of the Securities Investor Protection Corporation ("SIPC"). In addition, each of the Broker-Dealer Subsidiaries is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico and the U.S. Virgin Islands. Gilman is also subject to regulation by, among others, the Internal Revenue Service.

On February 23, 2018, vFinance Investments merged into National Securities in accordance to an agreement and plan of merger between the two companies. Assets and liabilities were transferred at carrying value. Operations conducted through vFinance Investments are now conducted through National Securities. In March 2018, vFinance Investments filed for withdrawal from registration with the SEC as a Broker-dealer.

As of March 31, 2018, we had approximately 1,056 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 28 Company offices located in New York, New Jersey, Florida, Texas and Washington, we had approximately 105 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Summary

Our second quarter ended March 31, 2018 resulted in 16% increase in revenues and 16% increase in operating expenses. The increase in revenues is primarily related to higher revenues in commissions, investment advisory and tax preparation and accounting. Investment banking showed a slight decrease when compared to prior year quarter but continues to generate high levels of revenue and profitability.

Revenues

Total revenues increased $8,462,000, or 16%, to $60,346,000, in the current quarter as compared to $51,884,000 recorded in the comparative period last year.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Commissions	$31,407,000	$23,993,000	$7,414,000	31%
Net dealer inventory gains	2,761,000	3,423,000	(662,000)	(19)
Investment banking	14,532,000	14,916,000	(384,000)	(3)
Investment advisory	5,197,000	3,700,000	1,497,000	40
Interest and dividends	601,000	675,000	(74,000)	(11)
Transaction fees and clearing services	1,777,000	1,687,000	90,000	5
Tax preparation and accounting	3,868,000	3,144,000	724,000	23
Other	203,000	346,000	(143,000)	(41)
Total Revenues	$60,346,000	$51,884,000	$8,462,000	16%

Commissions increased $7,414,000, or 31%, to $31,407,000 in the current quarter as compared to $23,993,000 recorded in the comparative period last year. The increase in retail commissions this quarter is due to new hires and continuing strong equity markets;

Net dealer inventory gains, decreased $662,000, or 19%, to $2,761,000 in the current quarter as compared to $3,423,000 recorded in the comparative period last year. We have reduced the number of trading silos within the Company to focus on servicing our retail and institutional clients. We expect this to result in improved margins within our trading business;

Investment banking fees decreased $384,000, or 3%, to $14,532,000 in the current quarter as compared to $14,916,000 recorded in the comparative period last year. While revenue declined slightly, the number and diversification of deals executed increased versus the prior year quarter;

Investment advisory fees increased $1,497,000, or 40%, to $5,197,000 in the current quarter as compared to $3,700,000 recorded in the comparative period last year. The increase is related to continuing strength in the equity markets;

Interest and dividend income decreased $74,000, or 11%, to $601,000 in the current quarter as compared to $675,000 recorded in the comparative period last year;

Transaction fees and clearing services increased $90,000, or 5%, to $1,777,000 in the current quarter as compared to $1,687,000 recorded in the comparative period last year. The increase is directly associated with the increase in commissions revenue and is primarily due to higher number of retail transactions processed during the period;

Tax preparation and accounting fees increased $724,000, or 23%, to $3,868,000 in the current quarter as compared to $3,144,000 recorded in the comparative period last year. This increase is attributable to revenue generated by new business acquisitions, which resulted in an increase to our client base;

Other revenue decreased $143,000, or 41%, to $203,000 in the current quarter as compared to $346,000 recorded in the comparative period last year. This decrease is due to a decline in client participation in our fully paid stock lending program;

Operating Expenses

Total operating expenses increased $7,471,000, or 16%, to $55,653,000 in the current quarter as compared to $48,182,000 recorded in the comparative period last year.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Commissions, compensation and fees	$49,345,000	$41,761,000	$7,584,000	18%
Clearing fees	578,000	618,000	(40,000)	(6)
Communications	813,000	682,000	131,000	19
Occupancy	1,141,000	937,000	204,000	22
License and registration	530,000	428,000	102,000	24
Professional fees	578,000	991,000	(413,000)	(42)
Interest	2,000	4,000	(2,000)	(50)
Depreciation and amortization	379,000	286,000	93,000	33
Other administrative expenses	2,287,000	2,475,000	(188,000)	(8)
Total Operating Expenses	$55,653,000	$48,182,000	$7,471,000	16%

Commissions, compensation, and fees increased $7,584,000, or 18%, to $49,345,000 in the current quarter as compared to $41,761,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees. The increase in commissions revenue was primarily responsible for the increase in this expense category. In addition, new strategic hires in technology and enterprise risk management and increases in benefits expenses also contributed to the increase;

Clearing fees decreased $40,000, or 6%, to $578,000 in the current quarter as compared to $618,000 recorded in the comparative period last year;

Communications expenses increased $131,000, or 19%, to $813,000 in the current quarter as compared to $682,000 recorded in the comparative period last year. This increase is attributable to costs related to the new customer relationship management system;

Occupancy expenses increased $204,000, or 22%, to $1,141,000 in the current quarter as compared to $937,000 recorded in the comparative period last year;

License and registration expense increased by $102,000, or 24%, to $530,000 in the current quarter as compared to $428,000 recorded in the comparative period last year. This increase is attributable to new licenses for software applications as the Company continues to invest in and implement technology enhancements;

Professional fees decreased by $413,000, or 42% to $578,000 in the current quarter as compared to $991,000 recorded in the comparative period last year. This decrease is related to a reduction in the use of outside providers and more work being handled by employees;

Interest expense decreased by $2,000, to $2,000 in the current quarter as compared to $4,000 recorded in the comparative period last year;

Depreciation and amortization expenses increased $93,000, or 33% to $379,000 in the current quarter as compared to $286,000 recorded in the comparative period last year; This increase is consistent with increases in leasehold improvements and amortization of development costs associated with a new system brought on-line in the fourth quarter of 2017;

Other administrative expenses decreased $188,000, or 8%, to $2,287,000 in the current quarter as compared to $2,475,000 recorded in the comparative period last year. This decrease is the result of a more normalized spending in the current quarter. The prior year period included higher provision for potential arbitration settlements and an increase in certain insurance costs;

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Summary

Our results for the six months ended March 31, 2018 produced a 14% increase in revenues and 16% increase in operating expenses. Investment banking revenues increased significantly with continued successful capital raises in conjunction with favorable market conditions. These revenues coupled with an 18% increase in commissions accounted for the majority of the increase.

The majority of the increase in operating expenses is related to the commission expense generated by the overall increase in revenues.

Revenues

Total revenues increased $13,972,000, or 14%, to $110,425,000 in the six months ended March 31, 2018 as compared to $96,453,000 recorded in the comparative period last year.

	Six Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Commissions	$57,025,000	$48,499,000	$8,526,000	18%
Net dealer inventory gains	3,666,000	5,967,000	(2,301,000)	(39)
Investment banking	29,079,000	24,608,000	4,471,000	18
Investment advisory	10,529,000	7,086,000	3,443,000	49
Interest and dividends	1,232,000	1,391,000	(159,000)	(11)
Transaction fees and clearing services	4,074,000	4,185,000	(111,000)	(3)
Tax preparation and accounting	4,391,000	4,000,000	391,000	10
Other	429,000	717,000	(288,000)	(40)
Total Revenues	$110,425,000	$96,453,000	$13,972,000	14%

Commissions revenue increased $8,526,000, or 18%, to $57,025,000 in the six months ended March 31, 2018 as compared to $48,499,000 recorded in the comparative period last year. Commissions increased primarily due to favorable markets, focus on a diversified product base and additional new hires during the current year;

Net dealer inventory gains decreased $2,301,000, or 39%, to $3,666,000 in the six months ended March 31, 2018 as compared to $5,967,000 recorded in the comparative period last year. Given the difficult trading environment experienced during the past few years, we have reduced our trading silos to focus on servicing our retail and institutional clients;

Investment banking fees increased $4,471,000, or 18%, to $29,079,000 in the six months ended March 31, 2018 as compared to $24,608,000 recorded in the comparative period last year. The increase is related to high demand and execution of product offerings and a diverse group of issuers;

Investment advisory fees increased $3,443,000, or 49%, to $10,529,000 in the six months ended March 31, 2018 as compared to $7,086,000 recorded in the comparative period last year. This increase is related to stronger equity markets and higher levels of assets under management;

Interest and dividends decreased $159,000, or 11%, to $1,232,000 in the six months ended March 31, 2018 as compared to $1,391,000 recorded in the comparative period last year. This decrease is primarily attributable to lower customer margin and free cash balances;

Transaction fees and clearing services decreased $111,000, or 3%, to $4,074,000 in the six months ended March 31, 2018 as compared to $4,185,000 recorded in the comparative period last year;

Tax preparation and accounting fees increased $391,000, or 10%, to $4,391,000 in the six months ended March 31, 2018 as compared to $4,000,000 recorded in the comparative period last year. This increase is attributable to revenue generated by new business acquisitions;

Other revenue decreased $288,000, or 40%, to $429,000 in the six months ended March 31, 2018 from $717,000 recorded in the comparative period last year. This decrease is due to the a decline in client participation in our fully paid stock lending program;

Operating Expenses

Total operating expenses increased $14,803,000, or 16%, to $105,908,000 in the six months ended March 31, 2018 as compared to $91,105,000 recorded in the comparative period last year. The increase in total operating expenses is primarily due to the increase in commissions, investment banking and investment advisory revenues, which has a direct effect on compensation, variable fees and clearing costs.

	Six Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Commissions, compensation and fees	$92,906,000	$79,020,000	$13,886,000	18%
Clearing fees	1,321,000	1,356,000	(35,000)	(3)
Communications	1,572,000	1,404,000	168,000	12
Occupancy	2,096,000	1,944,000	152,000	8
License and registration	1,167,000	832,000	335,000	40
Professional fees	1,970,000	2,254,000	(284,000)	(13)
Interest	5,000	8,000	(3,000)	(38)
Depreciation and amortization	758,000	582,000	176,000	30
Other administrative expenses	4,113,000	3,705,000	408,000	11
Total Operating Expenses	$105,908,000	$91,105,000	$14,803,000	16%

Commissions, compensation, and fees increased $13,886,000, or 18%, to $92,906,000 in the six months ended March 31, 2018 as compared to $79,020,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue, net dealer inventory gains, investment banking and investment advisory, as well as compensation to our non-broker employees. The increase in commissions expense is primarily due to higher revenues earned in both commissions and investment banking revenues. Strategic new hires and increases in benefits expenses also contributed to the increase;

Clearing fees decreased $35,000, or 3%, to $1,321,000 in the six months ended March 31, 2018, as compared to $1,356,000 recorded in the comparative period last year;

Communications expenses increased $168,000, or 12%, to $1,572,000 in the six months ended March 31, 2018, as compared to $1,404,000 recorded in the comparative period last year. This increase is attributable to costs related to the new customer relationship management system;

Occupancy expenses increased $152,000, or 8%, to $2,096,000 in the six months ended March 31, 2018, as compared to $1,944,000 recorded in the comparative period last year;

License and registration fees increased $335,000, or 40%, to $1,167,000 in the six months ended March 31, 2018, as compared to $832,000 recorded in the comparative period last year. This increase is attributable to new licenses for software applications as the company continues to invest in and implement technology enhancement;

Professional fees decreased $284,000, or 13%, to $1,970,000 in the six months ended March 31, 2018, as compared to $2,254,000 recorded in the comparative period last year. This decrease is related to a reduction in the use of outside providers and more work being handled by employees;

Interest expense decreased $3,000, or 38%, to $5,000 in the six months ended March 31, 2018, as compared to $8,000 recorded in the comparative period last year;

Depreciation and amortization expenses increased $176,000, or 30%, to $758,000 in the six months ended March 31, 2018, as compared to $582,000 recorded in the comparative period last year. The increase in leasehold improvements and amortization of development costs associated with a new system brought on-line in the fourth quarter of 2017 is generating this increase;

Other administrative expenses increased $408,000, or 11%, to $4,113,000 in the six months ended March 31, 2018, as compared to $3,705,000 recorded in the comparative period last year. This increase is attributable to recruitment charges for new hires, stock based compensation for the board of directors and real estate taxes offset in part by a decrease in settlement provision.

NON-GAAP INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for pre-tax income (loss), net income (loss) and cash flows from operating activities.

For the three months ended March 31, 2018 and 2017, EBITDA, as adjusted, was $5,872,000 and $4,341,000, respectively. The increase of $1,531,000, or 35% resulted primarily from the profit generated by the increase in commission and investment advisory revenue.

For the six months ended March 31, 2018 and 2017, EBITDA, as adjusted, was $6,502,000 and $6,488,000, respectively.

The following table presents a reconciliation of EBITDA, as adjusted, to net income (loss) as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net (loss) income, as reported	$(2,252,000)	$3,874,000	$(10,292,000)	$8,934,000
Interest expense	2,000	4,000	5,000	8,000
Income taxes	1,578,000	1,736,000	3,851,000	2,414,000
Depreciation	159,000	89,000	328,000	187,000
Amortization	220,000	197,000	430,000	395,000
EBITDA	(293,000)	5,900,000	(5,678,000)	11,938,000
Non-cash compensation expense	418,000	183,000	676,000	183,000
Change in fair value of warrant liability	5,597,000	(1,773,000)	11,194,000	(5,865,000)
Forgivable loan amortization	150,000	161,000	310,000	362,000
Gain on disposal of Gilman branches	$—	$(130,000)	$—	$(130,000)
EBITDA, as adjusted	$5,872,000	$4,341,000	$6,502,000	$6,488,000

EBITDA, adjusted for forgivable loan amortization, non-cash compensation expense and other non-recurring items, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at March 31,		Average Balance during first six months of
	2018	2017	2018	2017
Cash	$27,211,000	$24,344,000	$25,013,000	$22,738,000
Receivables from broker-dealers and clearing organizations	2,709,000	2,813,000	2,934,000	3,010,000
Securities owned (excludes warrants)	2,261,000	3,406,000	2,430,000	2,323,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	19,105,000	18,736,000	19,125,000	17,749,000

We maintain a relatively high level of liquidity on our balance sheet. At both March 31, 2018 and 2017, 49% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. At March 31, 2018, National Securities had net capital of $11,905,586 which was $10,905,586 in excess of its required net capital of $1,000,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2018, vFinance Investments had net capital of $487,321 which was $237,321 in excess of its required net capital of $250,000. vFinance Investments percentage of aggregate indebtedness to net capital was 0.3 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

During the first six months of fiscal 2018 and 2017, the Broker-Dealer Subsidiaries were in compliance with the rules governing dividend payments and other equity withdrawals.

The Company extends unsecured credit in the normal course of business to its brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $50,000 and $354,000 during the first six months of fiscal 2018 and 2017, respectively.

Cash Flows for the Six Months Ended March 31, 2018 and 2017

	Six months ended March 31,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(10,292,000)	$8,934,000
Non-cash adjustments
Change in fair value of warrant liability	11,194,000	(5,865,000)
Depreciation and amortization	758,000	582,000
Stock based compensation	676,000	183,000
Deferred tax expense	2,413,000	714,000
Other	154,000	(114,000)
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers and others	(1,005,000)	693,000
Accounts payable and accrued expenses and other liabilities	(288,000)	(720,000)
Prepaid expenses	809,000	(149,000)
Other	(399,000)	(1,285,000)
Net cash provided by operating activities	4,020,000	2,973,000

Cash flows from investing and financing activities
Acquisition of businesses	(187,000)	(19,000)
Acquisition of intangible assets	(45,000)	—
Purchase of fixed assets	(50,000)	(312,000)
Collection on notes receivable	47,000	8,000
Repurchase of common stock for tax withholding	(82,000)	—
Net cash used in investing and financing activities	(317,000)	(323,000)
Net increase in cash	$3,703,000	$2,650,000

Net cash provided by operating activities increased $1,047,000 for the six months ended March 31, 2018, compared to the six months ended March 31, 2017. The increase in net cash provided by operating activities was primarily due to higher operating revenues collected for the six months ended March 31, 2018.

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

The following table shows the fair values of our securities owned and securities sold, but not yet purchased as of March 31, 2018:

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$32,000	$2,000
Corporate debt	—	6,000
Municipal bonds	1,183,000	—
Restricted stock	1,046,000	—
Warrants	5,215,000	—
Total	$7,476,000	$8,000

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

Risk Management

We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our unaudited and audited consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our unaudited condensed consolidated financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of March 31, 2018 and September 30, 2017, the Company accrued approximately $1,703,000 and $2,403,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2015, the Board of Directors authorized the repurchase of up to $2 million of our common stock. Share repurchases, if any, could be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Board of Directors did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of our management. There were no share repurchases during the six months ended March 31, 2018.

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

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

May 15, 2018	By:	/s/ Michael Mullen
Michael Mullen
Chief Executive Officer
(Principal Executive Officer)

May 15, 2018	By:	/s/ Glenn C. Worman
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