Form 10-K
period 2018-09-30
NATIONAL HOLDINGS CORP
filed 2018-12-21
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
September 30, 2018
Commission File No: 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Vesey Street, 25th Floor, New York, NY 10281
(Address, including zip code, of principal executive offices)
Registrant’s telephone number, including area code: (212) 417-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.02 par value per share	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

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

As of March 29, 2018, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $4.57 per share for the registrant’s common stock, as quoted on the Nasdaq Capital Market, was approximately $14,923,993.

As of November 30, 2018, there were 12,541,890 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K includes forward-looking statements as defined in the Private Securities Reform Act of 1995. These forward-looking statements are often identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements.

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

PART I

Item 1. BUSINESS

National Holdings Corporation (“National,” “we,” “us,” “our,” or the “Company”) is a full-service investment banking and asset management firm that operates through its wholly-owned subsidiaries which principally provide financial services. Through our broker-dealer and investment advisory subsidiaries, we (1) offer full service retail brokerage services to individual, corporate and institutional clients, (2) provide investment banking, merger and acquisition and advisory services to high growth micro-, small- and mid-cap companies and (3) trade securities, including making markets in micro- and small-cap stocks listed on Nasdaq and other exchanges.

National is a Delaware corporation organized in 1996. Our broker-dealer subsidiary is National Securities Corporation, a Washington corporation (“NSC”). NSC conducts a national securities brokerage business through its main offices in New York City, New York; Boca Raton, Florida; and Seattle, Washington. NSC is an introducing broker and clears all transactions through clearing organizations, on a fully disclosed basis. NSC is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation (the “SIPC”). Prior to February 2018, we also owned vFinance Investments, Inc., a Florida corporation (“vFinance Investments”), which was also a broker-dealer. On February 23, 2018, we merged vFinance Investments into NSC with NSC as the surviving company. Assets and liabilities were transferred at carrying value. Operations conducted through vFinance Investments are now conducted through NSC. In March 2018, vFinance Investments filed for withdrawal from registration with FINRA and the SEC as a Broker-dealer and in May 2018, the withdrawals were completed.

Our brokers, who we also refer to as our registered representatives, operate either as independent contractors or employees. An independent contractor registered representative typically establishes his or her own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, computer and other equipment, market data, software and general office supplies. As a result, the independent contractor registered representative is entitled to retain a higher percentage of the commissions generated by his or her sales than a registered representative employee at a traditional employee-based brokerage firm. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for less productive independent contractor registered representatives. A registered representative employee is provided with office space, technology, regulatory support and administrative support in exchange for a lower retention percentage of his or her production.

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

Fortress Transaction

Closing of Tender Offer

On September 12, 2016, FBIO Acquisition, Inc. (“FBIO Acquisition”), a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”), completed a tender offer (the “Offer”) for all outstanding shares of our company at a price of $3.25 per share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”), pursuant to the terms of the Agreement and Plan of Merger dated as of April 27, 2016 (as amended, the “Merger Agreement”) among our company, Fortress and FBIO Acquisition. A total of 7,037,482 shares were validly tendered and not withdrawn (including shares delivered through notices of guaranteed delivery), representing approximately 56.6% of our issued and outstanding shares of common stock and approximately 51.4% of our issued and outstanding shares of common stock on a fully-diluted basis immediately following the completion of the Offer (in each case, without giving effect to the issuance or exercise of the Dividend Warrants as further described below under the heading “Warrant Dividend”).

Stockholder Rights Agreement

In connection with the execution and delivery of the Merger Agreement, we entered into a Stockholder Rights Agreement with FBIO Acquisition (the “Stockholder Rights Agreement”). The Stockholder Rights Agreement, which became effective September 12, 2016, provides FBIO Acquisition with certain director nomination rights with respect to our Board of Directors (the “Board”). Specifically, commencing with our 2016 annual meeting of our stockholders, and continuing through September 12, 2019, for so long as FBIO Acquisition holds any shares of our common stock, FBIO Acquisition will have the right to designate for nomination by our Board (or the relevant committee thereof) all directors to be elected at any annual or special meeting of our stockholders. As a result of the rights granted to FBIO Acquisition under the Stockholder Rights Agreement, FBIO Acquisition is able to control the composition of our Board, and thereby will be able to significantly influence our corporate actions.

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

Dividend Warrants and the shares of common stock issuable upon the exercise of the Dividend Warrants have been registered on a registration statement that was filed with the SEC and was declared effective on January 13, 2017. We established January 18, 2017 as the distribution date of a dividend of warrants to purchase shares of our common stock, and the warrants began trading on the Nasdaq Capital Market under the symbol “NHLDW” on that date.

Recent Developments

B. Riley Transaction

On November 14, 2018, B. Riley Financial, Inc. (“B. Riley”) and FBIO Acquisition entered into a stock purchase agreement whereby FBIO Acquisition agreed to sell to a wholly-owned subsidiary of B. Riley FBIO Acquisition’s majority stake in us (the “FBIO Sale”). Under the terms of the agreement, B. Riley will purchase 7,037,482 shares of our common stock from FBIO Acquisition, representing approximately 56.1% of our outstanding common stock and Fortress’s entire economic interest in us. An aggregate of 3,010,054 shares were purchased immediately at $3.25 per share, with the remaining 4,027,428 shares to be purchased at the same $3.25 per-share price within fifteen business days following FINRA approval, for an aggregate purchase price totaling approximately $22.9 million.

Upon final closing of the FBIO Sale, the Stockholder Rights Agreement will terminate pursuant to its terms, and the Dividend Warrants held by FBIO Acquisition will cease to be outstanding.

Further, in connection with the B. Riley Sale, we entered into an agreement with B. Riley (the “B. Riley Agreement”), pursuant to which B. Riley agreed to certain customary standstill provisions, effective as of the date of the B. Riley Agreement through December 31, 2021 (the “Standstill Period”), prohibiting B. Riley and any of its affiliates or associates, directly or indirectly, from among other things: (i) acquiring, agreeing to acquire or otherwise seeking to acquire any beneficial interest in the Company’s share capital or any of its material assets other than (x) the FBIO Sale and (y) pursuant to B. Riley’s pro rata participation rights described in the B. Riley Agreement; (ii) making a take-over bid, tender offer or exchange offer for all or any part of the Company’s share capital; (iii) announcing, or taking any action which would require the announcement of, any proposals by B. Riley for any business combination or any other similar transaction involving the securities of the Company or its material assets or businesses; (iv) soliciting proxies with respect to any securities of the Company or otherwise influencing any shareholders of the Company for any action or transaction; (v) requesting that the Board expand or reduce the number of directors or the number of Board designees nominated by otherwise designated by B. Riley; (vi) take any other action that would constitute a “business combination” for purposes of Section 203 of the Delaware General Corporation Law (including any successor statute thereto) (“Section 203”) (other than any transactions covered by Section 203(c)(3)(v) of the Delaware General Corporation Law that are in the ordinary course of our business operations); (vii) make any public announcement with respect to any of the foregoing, except as, and solely to the extent, legally required or compelled (and provided that the reason for any such required announcement is not the result of any action taken by B. Riley) or (viii) contest the validity of the standstill terms of the B. Riley Agreement or initiate or participate in any judicial proceeding to amend, waive, terminate or seek a release of the restrictions of such standstill terms.

Pursuant to the B. Riley Agreement, we granted to B. Riley the right to appoint B. Riley representatives to attend meetings of the Board and any committee thereof in a non-voting observer capacity as follows: Upon the acquisition by a subsidiary of B. Riley of 3,010,054 shares of the Company’s common stock directly from FBIO Acquisition, B. Riley will be entitled to one board observer, who is expected to be Bryant Riley. In connection with the final closing of the FBIO Sale, B. Riley will be entitled to a second board observer. If B. Riley’s beneficial ownership of the Company’s common stock is reduced to below 24%, its rights to designate board observers will be reduced to one board observer, and if B. Riley’s beneficial ownership of the Company’s common stock is reduced to below 5%, its rights to designate board observers will cease.

The B. Riley Agreement further permits B. Riley to participate pro rata in any bona fide common stock equity offering by us (including the offering of any securities convertible into common stock) if the offering price of the Company’s common stock in such offering is equal to or less than $3.25 per share, as adjusted for stock splits, stock dividends, stock combinations and similar events, subject to certain exceptions. This participation right will end upon the earlier of (x) the end of the Standstill Period and (y) a change in control of the Company, as defined in the B. Riley Agreement.

Clearing Relationships

NSC has clearing arrangements with National Financial Services LLC (“NFS”) and COR Clearing LLC (“COR”).

Financial Information about Industry Segments

The Company has two reportable segments. The brokerage and advisory services segment includes broker-dealer and investment advisory services, sale of insurance products and licensed mortgage brokerage services provided by NSC, NAM, National Insurance, Prime Financial, and GC. The tax and accounting services segment includes tax preparation and accounting services provided by Gilman.

During the fiscal years ended September 30, 2018, 2017 and 2016, we recognized approximately 81%, 82% and 81%, respectively, of our total revenues from brokerage services, principal and agency transactions, and investment banking. During the fiscal years ended September 30, 2018, 2017 and 2016, brokerage services consisting of retail brokerage commissions represented 52%, 51% and 55%, respectively, of total revenues, principal and agency transactions consisting of net dealer inventory gains represented 2%, 8% and 6%, respectively, of total revenues, and investment banking consisting of corporate finance commissions and fees, represented 27%, 23% and 20%, respectively, of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Lines

Brokerage Services

NSC is each registered as a broker-dealer with the SEC and licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. NSC is also a member of FINRA and SIPC.

Registered representatives are given broad discretion to structure their own practices and specialize in different areas of the securities markets subject to supervisory procedures and applicable rules and regulations. In addition, registered representatives have direct access to research materials, our management, our traders, and all levels of our support personnel.

The brokerage services provided by our registered representatives and investment advisors include execution of purchases and sales of stocks, options, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In the fiscal year ended September 30, 2018, stocks and options represented approximately 60% of our revenues, bonds represented approximately 8% of our revenues, and mutual funds, annuities and various other securities made up approximately 27% of our revenues. The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

Typically, NSC does not recommend particular securities to customers. Rather, recommendations to customers are determined by individual registered representatives based upon NSC’s research and analysis or their own research and analysis, subject to applicable FINRA customer suitability standards. Most registered representatives perform fundamental (as opposed to technical) analysis. Solicitations are made by telephone, email, seminars or newsletters.

NSC generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which we do not make a market and charge commissions based on the services we provide to our customers. In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. We may also act as agent and execute a customer’s purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. We believe our mark-ups, mark-downs and commissions are competitive based on various factors including the services we provide to our customers. The commissions and mark-ups or mark-downs must be in compliance with guidelines established by FINRA. In order to increase revenues generated from these activities, we continuously seek to hire additional registered representatives and work with our current registered representatives to increase their productivity.

Payments to both our independent and employee registered representatives are based on commissions generated and represent a variable cost rather than a fixed cost of operating our business. Commission expense represents a significant majority of our total expenses. We work to control our fixed costs in order to achieve operating profitability based upon our expectation of market conditions and the related level of revenues. Our operations include execution of orders, processing of transactions, internal financial controls, supervision and compliance with regulatory and legal requirements.

Historically, most of our registered representatives served as independent contractors responsible for providing their own office facilities, sales assistants, telephone, Internet, computer and other equipment, software, market data, supplies and other items of overhead. As of September 30, 2018, we had a total of approximately 1,020 associates of which 330 were employees and 690 were independent contractors. Of these associates, approximately 740 were registered representatives.

We believe that registered representatives in the brokerage industry are traditionally compensated on the basis of set percentages of total commissions and mark-ups generated. Most brokerage firms bear substantially all of the costs of maintaining their sales forces, including providing office space, sales assistants, telephone and Internet service, computers and other equipment and supplies. We believe that the average commission paid to employee registered representatives in the brokerage industry generally ranges from 30% to 50% of total commissions generated.

Since we require a majority of our registered representatives to absorb their own overhead and expenses, we pay a higher percentage of the commissions and mark-ups generated by our registered representatives, as compared to traditional registered representatives in the brokerage industry. This arrangement also reduces fixed costs and lowers the risk of operational losses for lower or non-producing brokers.

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

We conduct periodic reviews of our controls and our supervision, administrative and operations personnel meet frequently with our management to review operating conditions. Our compliance, supervision and operations personnel monitor compliance with applicable laws, rules and regulations.

Broker-Dealer Trading

NSC buys and may maintain inventories in equity securities as “market-makers” for sale of those securities to other dealers and our customers. NSC may also maintain inventories in corporate, government and municipal debt securities for sale to our customers. The level of our market-making trading activities typically increases or decreases depending on the relative strength or weakness of the broader markets. As of September 30, 2018, we made markets in approximately 680 micro and small-cap Nasdaq and other exchange-listed and over the counter quoted stocks. We anticipate that we will continue market-making trading activity in the future, which may include securities of companies for which we participated as an underwriter for in a public offering of securities.

Our trading departments require a commitment of capital. Most principal transactions place our capital at risk. Profits and losses are dependent upon the skill of our traders, price movements, trading activity and the size of inventories. Since our trading activities occasionally may involve speculative and thinly capitalized stocks, including stabilizing the market for securities which we have underwritten, we impose position limits to reduce our potential for loss.

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

Investment Banking

We provide corporate finance and investment banking services, including underwriting the sale of securities to the public in both initial and follow-on offerings and arranging for the private placement of securities with investors. Our investment banking services require a short term commitment of our capital. Our corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. Corporate finance revenues are generated from capital raising transactions of equity and debt securities and fees for strategic advisory services. Recognizing the diversity of our clients, we plan to work closely with our independent advisors to identify key additional investment banking verticals that we can strengthen to enhance our offerings to our clients.

Among the areas in which we intend to enhance our presence are biotechnology and healthcare. Our emerging biotechnology and healthcare investment banking business, accounted for approximately 24% of all investment banking revenues for the fiscal year ended September 30, 2018. Financings conducted by us for Fortress and its affiliated companies represented approximately 35% of our biotech and healthcare investment banking revenues and 9% of our total investment banking revenues during the fiscal year ended September 30, 2018. We believe that with our contacts in the biotech community, we can attract to our company key biotech investment bankers as well as make introductions to biotech companies seeking financing to continue to grow this segment of our business.

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

NAM receives compensation from clients through assets under management fees, administrative fees, and in some instances, hourly fees, fixed fees, performance-based fees or carried interest. IARs receive a portion of the fees in accordance with their contract with NAM. A NAM IAR may also be a registered representative with NSC, a subsidiary of our company and an affiliate of NAM, and therefore can establish and service brokerage accounts for NAM clients.

Programs currently offered by NAM include:

•	The Portfolio Advisor Program, pursuant to which the IAR manages individual client accounts on a discretionary basis, with an asset-based fee;

•
The Portfolio Advisor Plus Program, in which the IAR manages individual client accounts on a discretionary basis, with an alternative pricing structure whereby qualified clients may pay a performance-based fee in addition to an asset-based fee;

•
The Morningstar Managed Portfolios Program, a proprietary program offered through Morningstar Investment Services, Inc., consisting of multiple investment strategies with multiple portfolios intended for a range of clients based on such factors as age, financial situation, time horizon, risk tolerance and any reasonable restrictions that the client may place on the portfolio selected for the account. Fees in this program are asset-based;

•
The Investment Advisor Program, pursuant to which IARs provide advisory services with respect to variable annuity products, plans such as 401(k)s, 403(b)s, mutual funds, and retirement funds, as well as individually managed client accounts. Fees in this program are asset-based;

•	Financial planning, offered for a flat fee or an hourly rate;

•	Discretionary management services for private funds;

•
Retirement solutions provided to retirement plan providers, sponsors, and participants through various products, services and custodial platforms, including FOLIO Institutional, which is a custodian and financial technology firm;

•
Wrap programs, which are advisory programs in which advisory fees and execution fees are bundled, using a platform offered by Envestnet Asset Management, Inc., an SEC-registered investment adviser and “turnkey” asset management platform provider. The Envestnet platform provides wealth management technology for registered investment advisers along with asset management programs;

•
A unified managed account program (a unified managed account refers to an account that combines investment vehicles into a single or “unified” account managed by one or more independent money managers) using Foliofn Investments, Inc. Foliofn is a custodian that offers a fractionalized share trading platform which enables investors to diversify investments across multiple securities; and

•	A program utilizing the FTJ FundChoice Program, in which NAM serves as the advisor for the client on a non-discretionary basis.

NAM operates its programs as a directed brokerage subject to most favorable execution of client transactions. NAM does not require a client to utilize any particular broker/custodian and currently has relationships with a number of brokers/custodians that provide brokerage, clearing and custody services to clients in the programs. The choice of which broker/custodian to utilize is determined by the client in consultation with their IAR, and a client enters into a separate contractual relationship with the selected broker/custodian. Based on the client’s selection, all transactions in their accounts are then placed through the selected broker-dealer. NAM clients may pay ticket charges for brokerage services according to the agreement between the client and the selected custodian.

Clients may elect to use NSC as their broker-dealer for certain programs. NSC maintains a clearing arrangement with NFS to execute transactions at negotiated clearing rates. NSC receives a portion of ticket charges paid by NAM clients for trades executed through NSC. NAM does not receive any compensation for such brokerage services.

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

Institutional Services

A critical element of our business strategy is to identify institutional quality investments that offer above market returns. We support that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance. Hedge funds represent a segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. We offer fund managers access to investment opportunities and independent research products. Additionally, we offer fund managers, the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions as well as special execution services using volume weighted averages and average pricing for micro and small-cap stocks. We believe that our registered representatives engaged in institutional services have a mutually beneficial relationship with our Investment Banking Division (“IBD”), as fund managers looking for investment opportunities participate in offerings by IBD’s corporate clients. Our relationships with fund managers may create opportunities to increase the number and breadth of IBD clients.

Administration, Operations, Securities Transactions Processing and Customer Accounts

NSC does not hold any funds or securities for customers. Rather, it uses the services of clearing agents on a fully-disclosed basis. These clearing agents process securities transactions and maintain customer accounts. In addition to transactions executed through our clearing agents, NSC also conducts direct business. Customer accounts are protected through SIPC for up to $500,000, of which coverage for cash balances is limited to $250,000. In addition to SIPC protection, NFS, our primary clearing agent, provides brokerage accounts additional “excess of SIPC” coverage from Lloyd’s of London, together with other insurers. The “excess of SIPC” coverage would only be used when SIPC coverage is exhausted. Like SIPC protection, “excess of SIPC” protection does not cover investment losses in customer accounts due to market fluctuations. It also does not cover other claims for losses incurred while the firms remain in business. Total aggregate “excess of SIPC” coverage available on all accounts held at NFS is $1.0 billion. Within the “excess of SIPC” coverage, there is no per account dollar limit on coverage of securities, just a per account limit of $1.9 million on coverage of cash.

Tax Preparation and Accounting Services

We provide tax preparation and small business accounting services through our wholly-owned subsidiary, Gilman. Tax preparation business is conducted predominantly during the period from February through April of each year. During the 2018 tax year season, Gilman prepared approximately 21,000 federal, state and local tax returns.

We believe that we offer clients a cost effective and proactive tax preparation and tax planning service. Gilman’s volume allows it to provide uniform services at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, all of Gilman’s offices are open year round to provide financial planning and other services to our clients.

Gilman’s tax preparers are generally not certified public accountants, attorneys or enrolled agents. Therefore, they are limited in the representation that they can provide to clients in the event of an audit by the Internal Revenue Service (“IRS”).

Competition

We are engaged in a highly competitive business. With respect to one or more aspects of our business, our competitors include member organizations of the New York Stock Exchange and other registered securities exchanges in the United States and Canada, the U.K., Europe and members of FINRA. Many of these organizations have substantially greater personnel and financial resources and more sales offices than we do. Discount brokerage firms affiliated with commercial banks provide additional competition, as well as companies that provide electronic online trading. In many instances, our company is also competing directly for customer funds with investment opportunities offered by the real estate, insurance, banking, and savings and loan industries.

The securities industry has become considerably more concentrated and competitive since we were founded, as numerous firms have either ceased operations or been acquired by or merged into other firms. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than ours.

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

In addition, our tax preparation business is also subject to extensive competition. We compete with national tax return preparers such as H&R Block, Jackson Hewitt, and Liberty Tax. The remainder of the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their business. To a lesser extent, we compete with the online and software self-preparer market.

Government Regulation and Supervision

NSC and our investment adviser businesses are subject to extensive regulation by the SEC, FINRA, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations (“SROs”), such as FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms’ operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. NSC is a registered broker-dealer with the SEC and a member of FINRA. It is licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. A number of changes have been proposed to the rules and regulations that govern our securities business, and other rules and regulations have been adopted, which may result in changes in the way we conduct our business.

Broker-dealer Regulation

As a result of federal and state registration and SRO memberships, broker-dealers are subject to overlapping schemes of regulation that cover all aspects of their securities businesses. Such regulations cover matters including capital requirements; uses and safekeeping of clients’ funds; conduct of directors, officers, and employees; record keeping and reporting requirements; supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information; employee-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; requirements for the registration, underwriting, sale, and distribution of securities; and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including, in some instances, “suitability” determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades, and disclosures to customers.

Regulation NMS and Regulation SHO have substantially affected the trading of equity securities. These regulations were intended to increase transparency in the markets and have acted to further reduce spreads and, with competition from electronic marketplaces, to reduce commission rates paid by institutional investors. These rules have also reduced liquidity in some markets under some circumstances.

Additional legislation, changes in rules promulgated by the SEC and by SROs, and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the SROs conduct regular examinations of our broker-dealer subsidiaries and also initiate targeted and other specific inquiries from time to time, which generally include the investigation of issues involving substantial portions of the securities industry. The SEC and the SROs may conduct administrative proceedings, which can result in censures, fines, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

NSC is subject to the Securities Investor Protection Act and is a member of Securities Investors Protection Corporation (“SIPC”), whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for customers up to $500,000, of which a maximum of $250,000 may be in cash.

Margin lending by NSC is subject to the margin rules of the Board of Governors of the Federal Reserve System and FINRA. Under such rules, NSC is limited in the amount it may lend in connection with certain purchases of securities and is also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, NSC may impose more restrictive margin requirements than required by such rules.

Net Capital Rule

In addition, as a registered broker-dealer and a member of FINRA, NSC is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Net Capital Rule”), which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires, among other things, the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid overstating of the broker-dealer’s net capital.

In February 2015, pursuant to a directive from FINRA, NSC reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2018, NSC had net capital of $11,728,234, which was $10,728,234 in excess of its required minimum net capital of $1,000,000.

NSC is exempt from the provisions of the SEC’s Customer Protection Rule 15c3-3 (the “Customer Protection Rule”), since NSC is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

Tax Preparation

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

IRS regulations require among other things, that all tax return preparers use a Preparer Tax Identification Number (“PTIN”) as their identifying number on federal tax returns filed after December 31, 2010, to be authorized to practice before the IRS. As a prerequisite to obtaining or renewing a PTIN, the PTIN applicants allow the IRS to conduct tax compliance checks and identify the individuals who are considered “tax return preparers”. The IRS also conducts background checks on PTIN applicants.

Other Regulations

We are also subject to the USA PATRIOT Act of 2001 (the “Patriot Act”), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence, customer verification and other compliance policies and procedures. The conduct of research analysts is also the subject of rule-making by the SEC, FINRA, and the federal government through the Sarbanes-Oxley Act. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.

Our asset management subsidiaries, NAM, is an SEC-registered investment adviser and is accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, as well as prohibitions on fraudulent activities.

Various regulators, including the SEC, FINRA and state securities regulators and attorneys general, are conducting both targeted and industry-wide investigations of certain practices relating to the financial services industry, including marketing, sales practices, valuation practices, asset managers, and market and compensation arrangements. These investigations have involved mutual fund companies, broker-dealers, hedge funds, investors and others.

In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices.

The Gramm-Leach-Bliley Act and related Federal Trade Commission regulations require us to adopt and disclose customer privacy policies.

Application of Laws and Rules to Internet Business and Other Online Services

Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. When the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were enacted, such acts did not contemplate the conduct of a securities business through the Internet and other online services. The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, FINRA and other regulatory agencies.

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

As our services through our subsidiaries are available over the Internet in multiple jurisdictions and we have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While NSC is currently registered as broker-dealer in the jurisdictions described in this report, all of our subsidiaries are qualified to do business as corporations in only a few international jurisdictions. Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

Intellectual Property

We own the following federally registered mark: Gilman Ciocia Tax & Financial Planning®.

Employees

As of September 30, 2018, our company’s personnel consisted of the following:

Position	Salaried Employees	Independent Contractors	Total
Officers	16	—	16
Administration	201	148	349
Brokers	33	532	565
Traders	21	—	21
Investment Bankers	11	—	11
Advisors	1	5	6
Accountants and tax preparers	47	5	52
Totals	330	690	1,020

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

Available Information

We maintain a website with the address www.nhld.com. We make available free of charge through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments thereto, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

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

Risks Related to Our Business

We may require additional financing but may not be able to obtain it, which could impair our business and financial condition.

In order to achieve profitability, we periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.). The availability of additional financing, including access to the credit and capital markets, depends on a variety of factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity and the overall availability of credit to the financial services sector. We may not be successful in any attempts to obtain additional financing. Failure to generate adequate cash from our operations or find sources of funding would require us to scale back or curtail our operations, including limiting our efforts to recruit additional registered representatives, and would have an adverse impact on our business and financial condition.

Our investment banking activities place our capital at risk and subject us to potential liability under the securities laws.

Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it has committed to purchase or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities laws, other laws and court decisions with respect to underwriters’ liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that NSC must at all times be in compliance with the Net Capital Rule.

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot ensure that our policies and procedures will effectively and accurately record and verify this information. We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we are able to evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, our ability to manage risk exposure can never be completely assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments could have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

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

NSC is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At September 30, 2018, National Securities had net capital of $11,728,234 which was $10,728,234 in excess of its required minimum net capital of $1,000,000.

The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the Net Capital Rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The Net Capital Rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer. NSC may not be able to maintain adequate net capital, or its net capital may fall below the minimum requirements established by the SEC, which could subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if the Net Capital Rule is changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain present levels of business, which could have a material adverse effect on our business.

Our business could be adversely affected by a breakdown in the financial markets.

The business of NSC is materially affected by conditions in the financial markets and the economy generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets including political turmoil, war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues would likely decline and our operations would likely be adversely affected.

Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to attracting and maintaining clients, investors and associates. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and privacy, record-keeping, and sales and trading practices, the failure to sell securities we have underwritten at anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to maintain appropriate service and quality standards, or a failure or perceived failure to treat clients fairly can result in client dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and reputational harm. Negative publicity about us, whether or not true, may also harm our future business prospects.

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

Financial markets are susceptible to rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, our profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments. We act as a market maker in publicly traded shares of common stock. In market making transactions, we undertake the risk of price changes on the stock we hold in positions, or being unable to resell the shares of common stock we hold, or being unable to purchase the common stock we have sold but not yet purchased. These risks are heightened by the illiquidity of many of the shares of common stock we trade and/or in which we make a market. Any losses from our trading activities, including as a result of unauthorized trading by our employees, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Lower securities prices may also result in a reduced volume of transactions, as well as losses from declines in the market value of common stock held for trading purposes. During periods of declining volume and revenue, our profitability would be adversely affected. Declines in market values of shares of common stock and the failure of issuers and third parties to perform their obligations can result in illiquid markets.

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

We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, NSC is subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. In addition, because our interests in our subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.

We face strong competition from other financial firms, some of which have greater resources than we do, which may have a negative effect on our business.

We compete directly with national and regional full-service broker-dealers and a broad range of other financial service firms, including banks and insurance companies. Competition has increased as smaller securities firms have been acquired by or merged into other firms. Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing, name recognition and other resources than we do. Many of these firms offer their customers more products and research than we currently offer. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. We also face competition from companies offering discount and/or electronic brokerage services, including brokerage services provided over the Internet, which we currently do not offer or intend to offer in the foreseeable future. These competitors may have lower costs or provide more services, and may offer their customers more favorable commissions, fees or other terms than those offered by us. If we are unable to compete effectively with our competitors, our operating results could be adversely affected.

The continued growth of electronic trading and the introduction of new technologies is changing our market-making business and presenting new challenges. Securities, futures and options transactions are increasingly occurring electronically, through alternative trading systems. The trend toward alternative trading systems will likely continue to accelerate. This acceleration could further increase program trading, increase the speed of transactions and decrease our ability to participate in transactions as principal, which would reduce the profitability of our market-making business. Some of these alternative trading systems compete with our market-making business, and we may experience continued competitive pressures in these and other areas.

Government initiatives that simplify tax return preparation could reduce the need for tax preparation services as a third party tax return preparer.

Many taxpayers seek assistance from paid tax return preparers such as our Gilman subsidiary, because of the level of complexity involved in the tax return preparation and filing process. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns. The passage of any measures that significantly simplify tax return preparation or otherwise reduce the need for a third party tax return preparer could reduce demand for our services which may adversely affect operating results. Additionally, from time to time, the United States Treasury Department and the Internal Revenue Service adopt policy and rule changes and other initiatives that result in a decrease in the number of tax returns filed or reduce the size of tax refunds, Such changes in the tax law could reduce demand for our services, causing our operating results to be adversely affected.

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

The securities industry and our business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, such as FINRA. NSC is a registered broker-dealer with the SEC and member firm of FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. Changes in laws or regulations or in governmental policies could cause us to change the way we conduct our business, which could adversely affect our businesses and results of operations.

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

NSC is an introducing brokerage firm that uses third party clearing brokers to process its securities transactions and maintain customer accounts. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. We depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, we are exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are unilaterally terminated for any reason, we would be forced to find alternative clearing firms without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change. There can be no assurance that if there were a unilateral termination of a clearing agreement that we would be able to find an alternative clearing firm on acceptable terms or at all.

Our clearing brokers extend credit to our clients and we are liable if the clients do not pay.

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

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties include trading counterparts, customers, clearing agents, exchanges, clearing houses, and other financial intermediaries as well as issuers whose securities we hold. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from holding securities of third parties, executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries, and extending credit to clients through bridge or margin loans or other arrangements. Significant failures by third parties to perform their obligations to us could adversely affect our revenues and perhaps our ability to borrow in the credit markets.

Adverse results of litigation, including under the securities laws, would result in financial losses and divert management’s attention from our business.

Many aspects of our business involve substantial risks of liability. There is a risk of litigation and arbitration within the securities industry, including class action suits seeking substantial damages. We are subject to actual and potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. Even if the allegations involve acts by our retail brokers that we did not authorize, we could be liable if we fail to adequately supervise their conduct. As an underwriter, we may be subject to substantial potential liability under federal and state laws and court decisions, including liability for material misstatements and omissions in securities offerings. We may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future. We carry “Errors and Omissions” insurance to protect against such legal actions, however, our policy is limited in items and amounts covered and there can be no assurance that it will cover a particular complaint. Defending such actions would divert management's attention from running our business, and the adverse resolution of any legal proceeding involving us and/or our subsidiaries could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in a difficult regulatory environment which we expect will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

Asset management businesses have experienced a number of highly publicized regulatory inquiries which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. NAM is registered as an investment advisor with the SEC and the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this and other areas, and we cannot predict the effect that additional rulemaking may have on our asset management or brokerage business or whether it will be adverse to us. Certain investment advisors and/or the investment management products they advise are also subject to regulations by various regulatory authorities outside the U.S. including the U.K. FCA, the Swedish FCA and the European Securities and Market Authority and may indirectly be subject to MiFID II regulations. Moreover, recent rulemaking by the SEC and certain non-U.S. regulatory bodies have imposed trading restrictions and reporting requirements on short selling, which have impacted certain of the investment strategies implemented on behalf of the Company's Funds, and continued restrictions on or further regulations of short sales could also negatively impact their performance. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

It is difficult to predict what other changes may be instituted in the future in the regulation of us or the markets in which we invest, or the counterparties with which we do business, in addition to those changes already proposed or adopted in the U.S. or other countries. Any such regulation could have a material adverse effect on our business prospect.

Finally, financial services firms are subject to numerous perceived or actual conflicts of interest, which have drawn and which we expect will continue to draw scrutiny from the SEC and other federal and state regulators. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny, which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Regulations have also been focusing on potential conflicts of interest or issues relating to impermissible disclosure of material nonpublic information. Appropriately dealing with conflicts interest is complex and difficult, and our reputation could be damaged if it fails to do so. Such policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

The potential for conflicts of interest within the Company, and a failure to appropriately identify and deal with conflicts of interest could adversely affect our businesses.

Due to the combination of our investment management and broker-dealer businesses, we face an increased potential for conflicts of interest, including situations where our services to a particular client or investor or our own interests in our investments conflict with the interests of another client. Such conflicts may also arise if our broker-dealer business has access to material non-public information that may not be shared with our investment management business or vice versa. Further, our relationship with B. Riley as both a competitor and significant stockholder gives rise to the potential for additional conflicts of interest. Additionally, our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions.

Appropriately identifying and dealing with conflicts of interest is complex and difficult, and the willingness of clients to enter into transactions or engagements in which such a conflict might arise may be affected if we fail to identify and appropriately address potential conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or enforcement actions.

We face significant competition for registered representatives.

Our retail brokerage business is dependent upon a large number of both independent contractor and employee registered representatives. We are exposed to the risk that a large group of registered representatives could decide to affiliate with another firm and we could be unable to recruit suitable replacements, which could have a material adverse impact on our ability to generate revenue in the retail brokerage business.

A change in the “independent contractor” status of registered representatives would adversely affect us.

Independent contractor registered representatives operate from their own offices and are responsible in large part for the costs and expenses involved in their operations. As of September 30, 2018, we had a total of approximately 1,020 associates, of which 690 were independent contractors. The enactment of any legislation that would affect the eligibility requirements for independent contractor status could have a significant effect on this business model and lead to additional costs and expenses, which could have a material adverse on our results of operations.

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

Internet and internal computer system failures could damage our reputation and harm our business.

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. Our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems and the confidential information stored on those systems, including financial information of our clients, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

While we have not experienced a system failure, accident, cyber-attack or security breach that has resulted in a material interruption in our operations to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations. Additionally, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our clients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business and cause financial losses, liability to clients, regulatory sanctions and damage to our reputation.

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

Risks Related to our Common Stock

Our principal stockholders, including FBIO Acquisition and, following the FBIO Sale, B. Riley, as well as our directors and officers, control a large percentage of shares of our common stock, and can control our corporate actions.

Immediately following the closing of the tender offer by FBIO Acquisition on September 12, 2016, FBIO Acquisition owned approximately 56.6% of our issued and outstanding shares of common stock and approximately 51.4% of our outstanding common stock on a fully-diluted basis (or approximately 62.9% and 57.2%, respectively, after giving effect to the voting agreements that FBIO Acquisition and Fortress entered into with certain of our officers and directors in connection with the execution and delivery of the Merger Agreement), in each case, without giving effect to the issuance or exercise of the Dividend Warrants. On November 14, 2018, FBIO Acquisition agreed to sell all of its shares to a wholly-owned subsidiary of B. Riley. An aggregate of 3,010,054 shares were purchased immediately at $3.25 per share, with the remaining 4,027,428 shares to be purchased at the same $3.25 per-share within fifteen business days following FINRA approval. Currently FBIO Acquisition, and upon completion of the FBIO Sale, B. Riley, may be able to control most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions, subject to restrictions on B. Riley's ability to take certain actions, including with respect to our board of directors, as set forth in the B. Riley Agreement. The concentration of the ownership of the shares of our common stock may also serve to limit the trading volume of our common stock. FBIO Acquisition is a wholly-owned subsidiary of Fortress. The common stock of each of Fortress and B. Riley is traded on the Nasdaq Capital Market.

The control by FBIO Acquisition is evidenced, in part, by the Stockholder Rights Agreement. Under the Stockholder Rights Agreement, commencing with our 2016 annual meeting of our stockholders, and continuing through September 12, 2019, for so long as FBIO Acquisition holds any shares of our common stock, FBIO Acquisition will have the right to designate for nomination by our Board (or the relevant committee thereof) all directors to be elected at any annual or special meeting of our stockholders. As a result, FBIO Acquisition will be able to control the composition of our Board, and it will thereby be able to significantly influence our corporate actions.

Notwithstanding the foregoing, the Stockholder Rights Agreement provides that, for so long as FBIO Acquisition and its affiliates own at least 35% of all then outstanding shares of our common stock, FBIO Acquisition and its affiliates will be prohibited for a certain period of time from initiating or proposing certain actions with respect to our company, including: (i) until the earlier of September 12, 2019 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, certain going-private transactions; (ii) until the earlier of September 12, 2017 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, certain business combinations; and (iii) until the earlier of September 12, 2019 and the date that FBIO Acquisition and its affiliates own less than 20% of all then outstanding shares of our common stock, reverse stock-splits with respect to our common stock of a ratio greater than or equal to 100 to one. Upon completion of the FBIO Sale, the Stockholder Rights Agreement will terminate.

Under our agreement with B. Riley, B. Riley agreed to certain customary standstill provisions, effective as of the date of the B. Riley Agreement through December 31, 2021. Additionally, we have granted to B. Riley the right, upon completion of the FBIO Sale, to appoint up to two B. Riley representatives to attend meetings of the Board and any committee thereof in a non-voting observer capacity. The B. Riley Agreement further permits B. Riley to participate pro rata in any bona fide common stock equity offering by us if the offering price of the Company’s common stock in such offering is equal to or less than $3.25 per share, as adjusted for stock splits, stock dividends, stock combinations and similar events, subject to certain exceptions. This participation right will end upon the earlier of (x) the end of the Standstill Period and (y) a change in control of the Company, as defined in the B. Riley Agreement.

Our common stock has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Our common stock is traded on the Nasdaq Capital Market under the symbol “NHLD”. Traditionally, the trading volume of our common stock has been limited. For the 30 trading days ending on September 30, 2018, the average daily trading volume was approximately 9,500 shares per day. During such 30-day period the closing price of our common stock ranged from a high of $3.69 to a low of $3.07. We expect that this limited trading volume will continue due to the concentrated ownership of our common stock by FBIO Acquisition and B. Riley. Because of this limited trading volume, holders of our common stock may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

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

Our Board can issue shares of “blank check” preferred stock without further action by our stockholders.

Our Board has the authority, without further action by our stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

•	dividend rights;

•	conversion rights;

•	voting rights, which may be greater or lesser than the voting rights of our common stock;

•	rights and terms of redemption;

•	liquidation preferences; and

•	sinking fund terms.

At September 30, 2018, there are no shares of our preferred stock outstanding. The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of our company.

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

The following chart provides information related to these lease obligations as of September 30, 2018:

Address	Approximate Square Footage	Approximate Annual Base Lease Rental	Note	Lease Termination Date
200 Vesey Street, 25th Floor, New York, NY	15,988	$767,424		27-Feb-26
410 Park Ave, 14th Floor, New York, NY	11,885	$594,250	(a)	30-Oct-18
600 University Street, Suite 2900, Seattle, WA	7,620	$302,895		31-Oct-26
1200 N. Federal Highway, Suite 325 & 400, Boca Raton, FL	14,344	$274,014		31-Aug-21
2875 NE 191st Street, Suite 601, Aventura, FL	5,208	$246,073		31-May-21
14802 N. Dale Mabry Blvd., Suite 101 & 204, Tampa, FL	7,038	$157,621		31-Dec-21
35-30 Francis Lewis Blvd., Suite 205, Flushing, NY	4,600	$146,404		31-Aug-21
2711 North Haskell Avenue, Suite 2950, Dallas, TX	5,253	$144,000		month to month
540 Gidney Ave, Newburgh, NY	4,535	$95,034		30-Jun-21
4000 Rt. 66, Suite 331, Tinton Falls, NJ	6,721	$94,868		30-Nov-20
11 Raymond Ave, Suite 22, Poughkeepsie, NY	3,558	$93,469		30-Jun-23
500 Portion Rd, Suite 2 & 4, Lake Ronkonkoma, NY	3,727	$91,328		1-Jan-21
181 East Jericho Turnpike, 2nd Floor, Mineola, NY	3,165	$86,462		30-Apr-25
2050 Eastchester Road, Suite 1-A, Bronx, NY	3,220	$84,000		31-Oct-22
7370 College Parkway, Fort Meyers, FL	3,749	$73,870		30-Nov-19
1550-1556 Third Ave, Suite 306, New York, NY	1,212	$70,172		30-Nov-20
5839 Main St, Williamsville, NY	3,159	$67,765		31-Dec-18
3535 Military Trail, Suite 201 & 202, Jupiter, FL	2,944	$67,151		Six months notice
28050 US Hwy 19 North, Suite 300, Clearwater, FL	3,165	$62,256		30-Apr-20
1200 N. Federal Highway, Suite 215, Boca Raton, FL	3,214	$56,020		31-Mar-24
11 Raymond Ave, Suite 21, Poughkeepsie, NY	2,200	$55,700		31-Jul-20
1580 South Main Street, Suite 101, Boerne, TX	2,224	$44,480		29-Feb-20
1501 W. Fairbanks Ave, Winter Park, FL	1,840	$36,000		Six months notice
20 Squadron Blvd., Suite 103, New City, NY	1,745	$34,900		31-Aug-19
3301 Bonita Beach Rd, Suite 107, Bonita Beach, FL	1,740	$26,970		31-Aug-19
44 Stelton Rd, Suite 235, Piscataway, NJ	1,242	$23,158		month to month
2170 West State Road 434, Suite 376, Longwood, FL	940	$16,403		30-Sep-19
18 Shipyard, Suite 2A, Office 31, Hingham, MA	75	$13,200		month to month

(a)This lease is sublet to an unaffiliated entity

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2018 and 2017, we accrued approximately $825,000 and $2,403,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statement of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. Amounts charged to operations for settlements and potential losses in fiscal years 2018, 2017 and 2016 were $1,737,000, $3,414,000 and $536,000 respectively, which is included in other administrative expenses in the statement of operations. We have included in professional fees, litigation and arbitration related expenses of $950,000, $1,476,000 and $1,241,000 for fiscal years 2018, 2017 and 2016, respectively.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 3, 2015, our common stock began trading on the Nasdaq Capital Market under the symbol “NHLD.”

Stockholders

As of November 30, 2018, we had approximately 290 stockholders of record and we estimated our total number of beneficial stockholders at approximately 1,300.

Dividends

Delaware law authorizes our Board to declare and pay dividends with respect to our common stock either out of our surplus (as defined in the Delaware Corporation Law) or, in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year; provided, however, that no dividend may be paid out of net profits unless our capital exceeds the aggregate amount represented by the issued and outstanding stock of all classes having a preference in the distribution of assets. Our ability to pay dividends in the future also may be restricted by the obligations of our broker-deal subsidiary to comply with the net capital requirements imposed on broker-dealers by the SEC and FINRA. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. No cash dividends have been declared or paid by us with respect to our common stock during the past three fiscal years. However, see the discussion regarding the issuance of the Dividend Warrants under “Business - Dividend Warrants” under Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of September 30, 2018 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,192,784	$6.54	2,434,716
Equity compensation plans not approved by security holders (2)	726,875	$5.50	-

(1)	Consists of outstanding stock options and non-vested restricted stock units granted under our 2013 Omnibus Incentive Plan.

(2)
Reflects options to purchase 180,000 shares of our common stock granted to Mr. Worman and 547,000 non-vested restricted stock units granted to Mr. Mullen. Grants for Mr. Worman and Mr. Mullen were inducement grants for initial employment issued in accordance with NASDAQ Listing Rule 5635(c)(4).

Issuer Purchases of Equity Securities

In August 2015, the Board authorized the repurchase of up to $2 million of our common stock. Share repurchases, if any, could be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Board did not stipulate an expiration date for this repurchase, though we did agree to suspend this repurchase program in the Merger Agreement. Purchase decisions were at the discretion of management. Repurchases were made as set forth below. During the years ended September 30, 2018 and 2017, we did not repurchase any shares.

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

Subsequent to September 30, 2018 and through the date of the issuance of this report, we had not acquired any additional shares.

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from March 3,
2015 through September 30, 2018, with the cumulative total return over such period on the Nasdaq Composite Index and the S&P 500. The graph assumes an investment of $100 on March 3, 2015, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of dividends.

Item 6. SELECTED FINANCIAL DATA

You should read the following selected financial data together with our financial statements and the related notes appearing at the end of this Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” section of this Form 10-K. We have derived the financial information from our audited financial statements.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended September 30,
	2018	2017	2016	2015	2014
Operating Results:
Total revenues	$211,115,000	$189,870,000	$174,076,000	$163,046,000	$184,292,000
Total operating expenses	208,396,000	181,902,000	176,545,000	162,568,000	176,470,000
Income (loss) before other income and income taxes	2,719,000	7,968,000	(2,469,000)	478,000	7,822,000
Other income (expense)	(11,041,000)	8,611,000	—	—	—
Income (loss) before income taxes	(8,322,000)	16,579,000	(2,469,000)	478,000	7,822,000
Net income (loss)	$(11,510,000)	$12,528,000	$(5,559,000)	$285,000	$18,643,000
Per common and equivalent share:
Net income (loss) per share - Basic	$(0.92)	$1.01	$(0.45)	$0.02	$1.51
Net income (loss) per share - Diluted	$(0.92)	$1.00	$(0.45)	$0.02	$1.50
Weighted average number of shares outstanding - Basic	12,474,753	12,437,916	12,435,923	12,464,496	12,322,110
Weighted average number of shares outstanding - Diluted	12,474,753	12,472,541	12,435,923	12,502,254	12,408,348

Balance Sheet Data:
Total assets	$68,449,000	$64,398,000	$60,546,000	$63,382,000	$64,793,000
Total liabilities	21,514,000	25,495,000	34,773,000	18,120,000	20,261,000
Total shareholders’ equity	46,935,000	38,903,000	25,773,000	45,262,000	44,532,000

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

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through our broker-dealer subsidiary, NSC. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients. Our wholly-owned subsidiary, NAM, is a federally-registered investment adviser that provides asset management advisory services to clients for a fee based upon a percentage of assets managed. We also provide tax preparation services through Gilman, which provides tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

NSC is subject to regulation by, among others, the SEC and FINRA, and is a member of SIPC. In addition, NSC is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico and the U.S. Virgin Islands. Gilman is also subject to regulation by, among others, the Internal Revenue Service.

Prior to February 2018, we also owned vFinance Investments, a Florida corporation, which was also a broker-dealer. On February 23, 2018, we merged vFinance Investments into NSC with NSC as the surviving company. Assets and liabilities were transferred at carrying value. Operations conducted through vFinance Investments are now conducted through NSC. In March 2018, vFinance Investments filed for withdrawal from registration with FINRA and the SEC as a broker-dealer and in May 2018, the withdrawals were completed.

As of September 30, 2018, we had approximately 1,020 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 28 Company offices located in New York, New Jersey, Florida, Texas, Massachusetts and Washington, we had approximately 105 other registered offices, owned and operated by independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

Recent Developments

B. Riley Transaction

On November 14, 2018, B. Riley Financial, Inc. (“B. Riley”) and FBIO Acquisition entered into a stock purchase agreement whereby FBIO Acquisition agreed to sell to a wholly-owned subsidiary of B. Riley FBIO Acquisition’s majority stake in us (the “FBIO Sale”). Under the terms of the agreement, B. Riley will purchase 7,037,482 shares of our common stock from FBIO Acquisition, representing approximately 56.1% of our outstanding common stock and Fortress’s entire economic interest in us. An aggregate of 3,010,054 shares were purchased immediately at $3.25 per share, with the remaining 4,027,428 shares to be purchased at the same $3.25 per-share price within fifteen business days following FINRA approval, for an aggregate purchase price totaling approximately $22.9 million.

Upon final closing of the FBIO Sale, the Stockholder Rights Agreement will terminate pursuant to its terms, and the Dividend Warrants held by FBIO Acquisition will cease to be outstanding.

Further, in connection with the B. Riley Sale, we entered into an agreement with B. Riley (the “B. Riley Agreement”), pursuant to which B. Riley agreed to certain customary standstill provisions, effective as of the date of the B. Riley Agreement through December 31, 2021 (the “Standstill Period”), prohibiting B. Riley and any of its affiliates or associates, directly or indirectly, from among other things: (i) acquiring, agreeing to acquire or otherwise seeking to acquire any beneficial interest in the Company’s share capital or any of its material assets other than (x) the FBIO Sale and (y) pursuant to B. Riley’s pro rata participation rights described in the B. Riley Agreement; (ii) making a take-over bid, tender offer or exchange offer for all or any part of the Company’s share capital; (iii) announcing, or taking any action which would require the announcement of, any proposals by B. Riley for any business combination or any other similar transaction involving the securities of the Company or its material assets or businesses; (iv) soliciting proxies with respect to any securities of the Company or otherwise influencing any shareholders of the Company for any action or transaction; (v) requesting that the Board expand or reduce the number of directors or the number of Board designees nominated by otherwise designated by B. Riley; (vi) take any other action that would constitute a “business combination” for purposes of Section 203 of the Delaware General Corporation Law (including any successor statute thereto) (“Section 203”) (other than any transactions covered by Section 203(c)(3)(v) of the Delaware General Corporation Law that are in the ordinary course of our business operations); (vii) make any public announcement with respect to any of the foregoing, except as, and solely to the extent, legally required or compelled (and provided that the reason for any such required announcement is not the result of any action taken by B. Riley) or (viii) contest the validity of the standstill terms of the B. Riley Agreement or initiate or participate in any judicial proceeding to amend, waive, terminate or seek a release of the restrictions of such standstill terms.

Pursuant to the B. Riley Agreement, we granted to B. Riley the right to appoint B. Riley representatives to attend meetings of the Board and any committee thereof in a non-voting observer capacity as follows: Upon the acquisition by a subsidiary of B. Riley of 3,010,054 shares of the Company’s common stock directly from FBIO Acquisition, B. Riley will be entitled to one board observer, who is expected to be Bryant Riley. In connection with the final closing of the FBIO Sale, B. Riley will be entitled to a second board observer. If B. Riley’s beneficial ownership of the Company’s common stock is reduced to below 24%, its rights to designate board observers will be reduced to one board observer, and if B. Riley’s beneficial ownership of the Company’s common stock is reduced to below 5%, its rights to designate board observers will cease.

The B. Riley Agreement further permits B. Riley to participate pro rata in any bona fide common stock equity offering by us (including the offering of any securities convertible into common stock) if the offering price of the Company’s common stock in such offering is equal to or less than $3.25 per share, as adjusted for stock splits, stock dividends, stock combinations and similar events, subject to certain exceptions. This participation right will end upon the earlier of (x) the end of the Standstill Period and (y) a change in control of the Company, as defined in the B. Riley Agreement.

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

Key Indicators of Financial Performance for Management

Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include productivity and practice diversification of representatives, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, taxes, EBITDA as adjusted and earnings per share.

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

We believe our critical accounting policies are as follows:

Revenue Recognition - Commission revenue represents commissions generated by our registered representatives for their clients’ purchases and sales of mutual funds, variable annuities, general securities and other financial products, a high percentage of which is paid to the registered representatives as commissions for initiating the transactions.

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. We recognize front-end sales commission revenue and related clearing and other expenses on transactions introduced to our clearing brokers on a trade date basis. We also recognize front-end sales commissions and related expenses on transactions initiated directly between the registered representatives and product sponsors upon receipt of notification from sponsors of the commission earned. Commission revenue also includes certain 12b-1 fees, and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned by us based on a percentage of the current market value of clients’ investment holdings in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

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

Income Taxes - We account for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized.

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, requiring us to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. We recognize accrued interest and penalties related to our uncertain tax positions as a component of income tax expense. As of September 30, 2018 and 2017, we had no unrecognized tax positions.

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

Under Accounting Standards Update (‘ASU’) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under the new standard, an entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for us beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this standard for the annual tests performed after January 1, 2017.

Results of Operations

Fiscal Year 2018 Compared with Fiscal Year 2017

Our fiscal year 2018 resulted in an increase in revenues, offset by a greater increase in total expenses, as compared with fiscal year 2017. As a result, we reported net loss before taxes of $(8,322,000) for fiscal year 2018 as compared to net income before taxes of $16,579,000 for fiscal year 2017. The net loss before taxes in 2018 and the net income before taxes in 2017, were greatly impacted by the loss/gain related to the change in fair value of the warrant liability.

Revenues

	Fiscal Year		Increase (Decrease)
	2018	2017	Amount	Percent
Commissions	$109,984,000	$96,807,000	$13,177,000	14%
Net dealer inventory gains	3,329,000	15,108,000	(11,779,000)	(78)%
Investment banking	57,201,000	44,385,000	12,816,000	29%
Investment advisory	21,483,000	14,738,000	6,745,000	46%
Interest and dividends	3,233,000	2,764,000	469,000	17%
Transfer fees and clearing services	7,200,000	7,393,000	(193,000)	(3)%
Tax preparation and accounting	7,772,000	7,439,000	333,000	4%
Other	913,000	1,236,000	(323,000)	(26)%
Total Revenues	$211,115,000	$189,870,000	$21,245,000	11%

Total revenues increased $21,245,000, or 11%, in fiscal year 2018 to $211,115,000 from $189,870,000 in fiscal year 2017. The increase in revenues is primarily due to revenues generated by commissions, investment banking and investment advisory offset in part by the decrease in revenues from net dealer inventory gains.

•
Commissions increased by $13,177,000, or 14%, to $109,984,000 from $96,807,000 during fiscal year 2018 when compared to fiscal 2017. Commissions increased primarily due to favorable markets, focus on a diversified product base and quality new hires during the current year;

•
Net dealer inventory gains decreased by $11,779,000, or 78%, to $3,329,000 from $15,108,000 during fiscal year 2018 when compared to fiscal 2017. The decrease is primarily due to the unrealized losses for the change in fair value of the warrants received from investment banking deals vs the unrealized gains in the prior period. In addition, the Company has strategically decided to reduce the breadth of our trading model to focus on specifically servicing our retail and institutional clients;

•
Investment banking increased by $12,816,000, or 29%, to $57,201,000 from $44,385,000, during fiscal year 2018 when compared to fiscal 2017. The increase is related to continuing high demand and quality execution of product offering from a diverse group of issuers;

•
Investment advisory, which primarily consists of fees charged to our clients in our asset-based money management group, increased by $6,745,000, or 46%, to $21,483,000 from $14,738,000 during fiscal year 2018 when compared to fiscal 2017. This increase is due to increasing level of assets under management as we strategically invest in this business, and continuing strength in equity markets;

•
Interest and dividends, which primarily consists of interest earned on customer margin account balances and dividend revenue, increased by $469,000, or 17%, to $3,233,000 from $2,764,000 during fiscal year 2018 when compared to fiscal 2017. The increase is primarily attributable to a new FDIC Sweep interest program that started in 2018;

•
Transfer fees and clearing services, which primarily consists of fees charged to our registered representatives to execute transactions on their behalf, decreased by $193,000, or 3%, to $7,200,000 from $7,393,000 during fiscal year 2018 when compared to fiscal 2017;

•
Tax preparation and accounting, which primarily consists of fees charged to clients for the preparation of income tax returns and other general accounting services increased by $333,000, or 4%, to $7,772,000 from $7,439,000 during fiscal year 2018 when compared to fiscal 2017. This is a net increase attributable to revenue generated by new business acquisitions offset by the elimination of unprofitable offices;

•
Other revenue decreased by $323,000, or 26%, to $913,000 from $1,236,000 during fiscal year 2018 when compared to fiscal 2017. This decrease is due to the decline in client participation in our fully paid stock lending program.

Operating expenses

	Fiscal Year		Increase (Decrease)
	2018	2017	Amount	Percent
Commissions, compensation and fees	$182,127,000	$155,187,000	$26,940,000	17%
Clearing fees	2,400,000	2,343,000	57,000	2%
Communications	3,260,000	2,767,000	493,000	18%
Occupancy	3,755,000	4,286,000	(531,000)	(12)%
Licenses and registration	2,735,000	1,726,000	1,009,000	58%
Professional fees	4,306,000	4,531,000	(225,000)	(5)%
Interest	97,000	14,000	83,000	593%
Depreciation and amortization	1,551,000	1,229,000	322,000	26%
Other administrative expenses	8,165,000	9,819,000	(1,654,000)	(17)%
Total Operating Expenses	$208,396,000	$181,902,000	$26,494,000	15%

In comparison with the 11% increase in total revenues, total expenses increased 15%, or $26,494,000, to $208,396,000 for fiscal year 2018 compared to $181,902,000 in fiscal year 2017. The increase is primarily due to the increase in commissions, investment banking revenues and investment advisory, which has a direct effect on compensation and variable fees.

•
Commissions, compensation, and fees include those expenses based on commission revenue, net dealer inventory gains revenue, investment banking revenues and investment advisory, as well as compensation to our non-broker employees. These expenses increased by $26,940,000, or 17%, to $182,127,000 in fiscal year 2018 from $155,187,000 in fiscal year 2017. The increase in commissions expense is primarily due to higher revenues earned in commissions, investment banking and investment advisory revenues. Strategic new hires, increases in benefits expenses and increases in stock based compensation for stock grants also contributed to the increase;

•	Clearing fees increased by $57,000, or 2%, to $2,400,000 in fiscal year 2018 from $2,343,000 in fiscal year 2017;

•
Communication expenses increased by $493,000, or 18%, to $3,260,000 in fiscal year 2018 from $2,767,000 in fiscal year 2017. This increase is attributable to costs related to a new customer relationship management system;

•
Occupancy expenses decreased by $531,000, or 12%, to $3,755,000 in fiscal year 2018 from $4,286,000 in fiscal year 2017. The decrease is primarily due to the sublease income recorded in the current year;

•
Licenses and registration costs increased by $1,009,000, or 58%, to $2,735,000 in fiscal year 2018 from $1,726,000 in fiscal year 2017. This increase is attributable to new licenses for software applications as the company continues to invest in and implement multiple technology solutions;

•
Professional fees decreased by $225,000, or 5% to $4,306,000 in fiscal year 2018 from $4,531,000 in fiscal year 2017. This decrease is related to less reliance on outside providers and more work being handled internally by employees;

•
Interest expense increased by $83,000, or 593%, to $97,000 in fiscal year 2018 from $14,000 in fiscal year 2017. This increase is primarily due to the interest expense incurred for the financing of computer equipment and software purchases made in 2018;

•
Depreciation and amortization expense increased by $322,000, or 26%, to $1,551,000 in fiscal year 2018 from $1,229,000 in fiscal year 2017; The increase in leasehold improvements and amortization of development costs associated with a new system brought on-line in the fourth quarter of 2017 is generating this increase;

•
Other administrative expenses, which includes but is not limited to advertising, office supplies, dues and subscriptions, provisions for potential arbitration settlements and insurance, decreased by $1,654,000, or 17%, to $8,165,000 in fiscal year 2018 from $9,819,000 in fiscal year 2017. This decrease is the result of a more normalized spending in the current year. The prior year period included higher provision for potential arbitration settlements and an increase in certain insurance costs.

Net Income

We reported a net loss in fiscal 2018 of $(11,510,000) or $(0.92) per common share on a fully diluted basis, as compared to net income of $12,528,000, or $1.00 per common share on a fully diluted basis in fiscal year 2017. The net loss in 2018 was primarily attributed to the loss for the change in fair value of the warrant liability.

NON-GAAP INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-based compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows from operating activities. For fiscal years 2018 and 2017, EBITDA, as adjusted, was $10,871,000 and $5,921,000, respectively. This increase of $4,950,000 during fiscal year 2018 when compared to 2017 resulted primarily from the profit generated by the increase in commissions, investment banking and investment advisory revenue.

The following table presents a reconciliation of net income (loss) as reported in accordance with generally accepted accounting principles, or GAAP, to EBITDA, as adjusted.

	Fiscal Year Ended
	2018	2017

Net income (loss), as reported	$(11,510,000)	$12,528,000
Interest expense	97,000	14,000
Income taxes	3,188,000	4,051,000
Depreciation and amortization	1,551,000	1,229,000
EBITDA	(6,674,000)	17,822,000
Non-cash compensation expense	2,913,000	602,000
Change in fair value of warrant liability	11,194,000	(8,458,000)
Forgivable loan amortization	630,000	693,000
Impairment of goodwill and intangible assets	—	1,011,000
Unrealized (gain) loss on the firm’s warrant portfolio	2,865,000	(5,612,000)
Gain on disposal of Gilman branches	(57,000)	(137,000)
EBITDA, as adjusted	$10,871,000	$5,921,000

EBITDA, adjusted for non-cash compensation expense, change in fair value of warrant liability, forgivable loan amortization, impairment of goodwill and intangible assets, unrealized (gain) loss on the firm’s warrant portfolio and gain on disposal of Gilman branches is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Fiscal Year 2017 Compared with Fiscal Year 2016

Our fiscal year 2017 resulted in an increase in revenues, and an increase in total expenses, as compared with fiscal year 2016. As a result, we reported net income before taxes of 16,579,000 for fiscal year 2017 as compared to net loss before taxes of ($2,469,000) for fiscal year 2016.

Revenues

	Fiscal Year		Increase (Decrease)
	2017	2016	Amount	Percent
Commissions	$96,807,000	$95,942,000	$865,000	1%
Net dealer inventory gains	15,108,000	9,929,000	5,179,000	52%
Investment banking	44,385,000	34,937,000	9,448,000	27%
Investment advisory	14,738,000	14,080,000	658,000	5%
Interest and dividends	2,764,000	3,109,000	(345,000)	(11)%
Transfer fees and clearing services	7,393,000	7,152,000	241,000	3%
Tax preparation and accounting	7,439,000	8,294,000	(855,000)	(10)%
Other	1,236,000	633,000	603,000	95%
Total Revenues	$189,870,000	$174,076,000	$15,794,000	9%

Total revenues increased $15,794,000 , or 9% in fiscal year 2017 to $189,870,000 from $174,076,000 in fiscal year 2016. The increase in revenues is primarily due to: (1) revenues generated by investment banking under a strong deal pipeline which included diverse issuers and products and (2) the unrealized gain for the change in fair value of the warrants received from investment banking deals. Unrealized gains are included in net dealer inventory gains.

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

•
Investment banking increased by $9,448,000, or 27%, to $44,385,000 from $34,937,000, during fiscal year 2017 when compared to fiscal 2016. Increased product offerings and issuers produced a strong deal pipeline with solid offerings, which yielded strong investment opportunities for our clients;

•
Investment advisory, which primarily consists of fees charged to our clients in our asset-based money management group, increased by $658,000, or 5%, to $14,738,000 from $14,080,000 during fiscal year 2017 when compared to fiscal 2016. A net increase in assets under management and an increase in current market values of positions contributed to the increase;

•
Interest and dividends, which primarily consists of interest earned on customer margin account balances and dividend revenue, decreased by $345,000, or 11%, to $2,764,000 from $3,109,000 during fiscal year 2017 when compared to fiscal 2016. The is primarily attributable to slightly lower customer margin and free cash accounts balances;

•
Transfer fees and clearing services, which primarily consists of fees charged to our registered representatives to execute transactions on their behalf, increased by $241,000, or 3%, to $7,393,000 from $7,152,000 during fiscal year 2017 when compared to fiscal 2016. The is primarily due to higher number of retail transactions processed during the period;

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

Net Income

We reported net income in fiscal 2017 of $12,528,000 or $1.00 per common share on a fully diluted basis, as compared to net loss of ($5,559,000), or ($0.45) per common share on a fully diluted basis in fiscal year 2016.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-based compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows from operating activities. For fiscal years 2017 and 2016, EBITDA, as adjusted, was $5,921,000 and $790,000, respectively. This increase of $5,131,000 during fiscal year 2017 when compared to 2016 is largely due to higher profit margin generated by the increase of revenues in investment banking transactions.

The following table presents a reconciliation of net income as reported in accordance with generally accepted accounting principles, or GAAP, to EBITDA, as adjusted.

	Fiscal Year Ended
	2017	2016

Net income (loss), as reported	$12,528,000	$(5,559,000)
Interest expense	14,000	51,000
Income taxes	4,051,000	3,090,000
Depreciation and amortization	1,229,000	1,213,000
EBITDA	17,822,000	(1,205,000)
Non-cash compensation expense	602,000	211,000
Change in fair value of warrant liability	(8,458,000)	—
Forgivable loan amortization	693,000	788,000
Impairment of goodwill and intangible assets	1,011,000	894,000
Unrealized (gain) loss on the firm’s warrant portfolio	(5,612,000)	102,000
Gain on disposal of Gilman branches	(137,000)	—
EBITDA, as adjusted	$5,921,000	$790,000

EBITDA, adjusted for non-cash compensation expense, change in fair value of warrant liability, forgivable loan amortization, impairment of goodwill and intangible assets, unrealized (gain) loss on the firm’s warrant portfolio and gain on disposal of Gilman branches is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance September 30,		Average Balance during fiscal
	2018	2017	2018	2017
Cash	$27,920,000	$23,508,000	$27,028,250	$24,558,250
Receivables from broker-dealers and clearing organizations	3,967,000	2,850,000	3,275,000	2,826,750
Securities owned (excludes warrants)	1,754,000	1,437,000	2,537,500	1,911,000

Accrued commissions and payroll payable, accounts payable and other accrued expenses	20,881,000	18,780,000	19,730,000	18,170,750

At September 30, 2018 and 2017, 49% and 43%, respectively, of our total assets consisted of cash, securities owned excluding warrants and receivables from broker-dealers and clearing organizations. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

In addition, as a registered broker-dealer and member of FINRA, NSC is subject to the Net Capital Rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid overstating of the broker-dealer’s net capital.

NSC is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At September 30, 2018, NSC had net capital of $11,728,234 which was $10,728,234 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that NSC may dividend or advance to us. During 2018 and 2017, NSC was in compliance with the rules governing dividend payments and other equity withdrawals.

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

Our primary sources of liquidity include our cash flow from operations and the sale of our securities and other financing activities. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least 2019. However, we may need to raise funds to enhance our working capital and for strategic purposes.

At September 30, 2018, National Holdings Corporation had no interest-bearing debt.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have amounted to $938,000 and $1,672,000 during fiscal years 2018 and 2017, respectively.

Cash Flows

	Year ended September 30,
	2018	2017
Cash flows from operating activities
Net (Loss) Income	$(11,510,000)	$12,528,000
Non-cash adjustments
Change in fair value of warrant liability	11,194,000	(8,458,000)
Depreciation and amortization	1,551,000	1,229,000
Deferred tax expense	2,228,000	2,538,000
Amortization of forgivable loans	630,000	693,000
Stock-based compensation	2,913,000	602,000
Impairment of goodwill and intangible assets	—	1,011,000
Other	(253,000)	(509,000)

Changes in operating assets and liabilities
Receivables from broker dealers and clearing organizations	(1,117,000)	507,000
Forgivable loans	(581,000)	(597,000)
Accounts payable and accrued expenses and other liabilities	854,000	(924,000)
Other	(792,000)	(5,401,000)
Net cash provided by operating activities	5,117,000	3,219,000

Cash flows from investing activities
Acquisition of businesses	(187,000)	(19,000)
Acquisition of intangible asset	(45,000)	—
Purchase of fixed assets	(419,000)	(1,432,000)
Collection on notes receivable - disposal of Gilman branches	93,000	46,000
Net cash used in investing activities	(558,000)	(1,405,000)

Cash flows from financing activities
Repurchase of common stock for tax withholding	(152,000)	—
Proceeds from warrant exercises	5,000	—
Net cash used in by financing activities	(147,000)	—
Net increase in cash	$4,412,000	$1,814,000

Year ended September 30, 2018

The increase in receivables from broker dealers and clearing organizations in fiscal 2018 as compared 2017 is primarily due higher revenues in the last month of 2018 vs 2017. The increase in accounts payable, accrued expenses and other liabilities at September 30, 2018 as compared to September 30, 2017 is primarily due to the timing of payment for commissions and vendor invoices. The increase in other is primarily related to the increase in prepaid taxes.

Cash used in investing activities during fiscal year 2018 is primarily due to cash used to acquire fixed assets, primarily consisting of computer equipment and software.

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

Contractual Obligations
	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations (1)	$14,132,000	$2,920,000	$5,075,000	$2,914,000	$3,223,000
Total

(1) Excludes sublease income of $30,000. See Note 13, “Commitments and Contingencies,” to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU“) 2014-09, Revenue From Contracts With Customers (Topic 606) which creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company beginning October 1, 2018, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company adopted the new revenue standard on October 1, 2018 and recognized a decrease of $135,000 to retained earnings as the cumulative effect of adoption of this accounting change. The impact of adoption is primarily related to the Company’s Advisory fees that were recognized as of September 30, 2018 under the previously existing accounting guidance, which would have been deferred in prior periods under the new revenue standard. Accordingly, the new revenue standard will be applied prospectively in the Company’s financial statements from October 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. Further, the adoption of ASU 2014-09 did not have a material impact on the Company’s revenue.

The new revenue guidance does not apply to revenue associated with financial instruments, including the Company’s warrants and securities that are accounted for under other US GAAP, and as a result, did not have an impact on the elements of the Statements of Operations most closely associated with financial instruments. The new revenue standard primarily impacts the following of the Company’s revenue recognition and presentation accounting policies:

•
Investment Banking Revenues. Advisory fees from mergers and acquisitions engagements are recognized at the point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction.

•
Investment Banking Advisory Expenses. Historically, expenses associated with investment banking advisory assignments were deferred until reimbursed by the client, the related fee revenue is recognized or the engagement is otherwise concluded. Under the new revenue standard, expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized when all performance obligations are met. All other investment banking advisory related expenses are expenses as incurred.

•
Investment Banking Underwriting and Advisory Expenses. Expenses have historically been recorded net of client reimbursements and/or netted against revenue. Under the new revenue standard, all investment banking expenses will be recognized within their respective expense category on the income statement and any expense reimbursements will be recognized as investment banking revenues (i.e., expenses are no longer recorded net of client reimbursements and are not netted against revenue).

The new revenue standard requires enhanced disclosures, which the Company will include in the footnotes to its financial statements beginning with the three months ended December 31, 2018.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash”. ASU 2016-18 reduces the diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The standard is effective for the Company beginning October 1, 2018 for both interim and annual periods. Early adoption is permitted. The ASU should be applied retrospectively to all periods presented. The Company does not anticipate that the adoption of ASU 2016-18 will have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The standard is effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company does not anticipate that the adoption of ASU 2017-01 will have a material impact on its financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for the Company beginning October 1, 2018 for both interim and annual periods. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2017-09 will have a material impact on its financial statements.

In March 2018, the FASB issued ASU 2018-05 “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. ASU 2018-05 formally amended ASC Topic 740, income Taxes (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC 740 in the reporting period in which the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Company adopted SAB 118 in the first quarter of the fiscal year ending September 30, 2018. Additional information regarding the accounting for income taxes for the Tax Reform Act is contained in Note 12, Income Taxes.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for the Fair Value Measurement," which removes or modifies certain current disclosures, and adds additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity's performance and cash flows. Certain disclosures in ASU 2018-13 will need to be applied on a retrospective basis and others on a prospective basis. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted. The company is currently assessing the impact that the adoption of ASU 2018-13 will have on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. The guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance in this ASU. The standard is effective for the Company beginning October 1, 2020, should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and early adoption is permitted. The company is currently assessing the impact that the adoption of ASU 2018-15 will have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk arises from the fact that we engage in proprietary trading and make dealer markets in equity securities. Accordingly, we may maintain certain amounts of inventories in order to facilitate customer order flow. We may incur losses as a result of price movements in these inventories due to changes in interest rates, foreign exchange rates, equity prices and other political factors. We are not subject to direct market risk due to changes in foreign exchange rates. However, we are subject to market risk as a result of changes in interest rates and equity prices, which are affected by global economic conditions. We manage our exposure to market risk by limiting our net long or short positions. Trading and inventory accounts are monitored daily by management and we have instituted position limits.

Credit risk represents the amount of accounting loss we could incur if counterparties to our proprietary transactions fail to perform and the value of any collateral proves inadequate. Although credit risk relating to various financing activities is reduced by the industry practice of obtaining and maintaining collateral, we maintain more stringent requirements to further reduce our exposure. We monitor our exposure to counterparty risk on a daily basis by using credit exposure information and monitoring collateral values. Our clearing firms, in conjunction with our risk department, review margin requirements for large or concentrated accounts and sets higher requirements or requires a reduction of either the level of margin debt or investment in high-risk securities or, in some cases, requiring the transfer of the account to another broker-dealer.

We monitor our market and credit risks daily through internal control procedures designed to identify and evaluate the various risks to which we are exposed. There can be no assurance, however, that our risk management procedures and internal controls will prevent losses from occurring as a result of such risks.

The following table shows the fair values of our securities owned and securities sold, but not yet purchased as of September 30, 2018, 2017 and 2016:

September 30, 2018	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$1,084,000	$—
Restricted stock	670,000	—
Warrants	6,032,000	—
Total	$7,786,000	$—

September 30, 2017	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$116,000	$—
Municipal bonds	1,239,000	151,000
Restricted stock	82,000	—
Warrants	5,665,000	—
Total	$7,102,000	$151,000

September 30, 2016	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$101,000	$298,000
Municipal bonds	2,111,000	—
Restricted stock	145,000	—
Total	$2,357,000	$298,000

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

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of September 30, 2018, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting were effective as of September 30, 2018.

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

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Internal Controls over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by us during the fourth quarter of fiscal year 2018 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are included in Part II, Item 8:

1.	Financial Statements

Report of Independent Registered Accounting Firm

Consolidated Financial Statements

Statements of Financial Condition, September 30, 2018 and 2017

Statements of Operations for the Years ended September 30, 2018, 2017 and 2016

Statement of Changes in Stockholders’ Equity for the Years ended September 30, 2018, 2017 and 2016

Statements of Cash Flows for the Years ended September 30, 2018, 2017 and 2016

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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 21, 2018	By:	/s/Michael Mullen
Michael Mullen
Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2018		/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 21, 2018	/s/ Robert B. Fagenson
Robert B. Fagenson,
Vice Chairman of the Board

Date: December 21, 2018	/s/ Michael E. Singer
Michael E. Singer, Executive Vice Chairman of the Board

Date: December 21, 2018	/s/ Daniel Hume
Daniel Hume, Director

Date: December 21, 2018	/s/ Neil Herskowitz
Neil Herskowitz, Director

Date: December 21, 2018	/s/ Eli Salig
Eli Salig, Director

Date: December 21, 2018	/s/ Nassos Michas
Nassos Michas, Director

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

3.2(a)	The Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on February 13, 2002; File No. 001-12629).

3.2(b)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2014, File No. 001-12629)

3.2(c)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2016; file No. 001-12629).

4.1	Form of Warrant, dated July 12, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

4.2	Form of Warrant, dated September 29, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2010; File No. 001-12629).

10.1(a)	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).

10.1(b)	First Amendment to the 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on September 19, 2013; File No. 333-191253).

10.1(c)*	Form of Stock Option Agreement under 2013 Omnibus Incentive Plan.

10.1(d)*	Form of Restricted Stock Unit Agreement under 2013 Omnibus Incentive Plan.

10.2(a)*
Co-Executive Chairman Compensation Plan, dated June 20, 2013, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2013; File No. 001-12629).

10.2(b)*
Amendment to Co-Executive Chairman Compensation Plan, dated June 6, 2014, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2014; File No. 001-12629).

10.2(c)*
Second Amendment to Co-Executive Chairman Compensation Plan, effective October 31, 2014, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2014; File No. 001-12629).

10.2(d)*
Third Amendment to Co-Executive Chairman Compensation Plan, dated as of October 1, 2015, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2015; File No. 001-12629).

10.2(e)*
Fourth Amendment to Co-Executive Chairman Compensation Plan, dated as of December 29, 2015, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015; File No. 001-12629).

10.2(f)*
Fifth Amendment to Co-Executive Chairman Compensation Plan, dated as of March 21, 2016, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2016; File No. 001-1262).

10.2(g)*
Sixth Amendment to Co-Executive Chairman Compensation Plan, dated as of June 29, 2016, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2016; File No. 001-1262).

10.2(h)*
Seventh Amendment to Co-Executive Chairman Compensation Plan, dated as of September 21, 2016, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2016; File No. 001-1262).

10.3*
Nonqualified Stock Option and Dividend Equivalent Agreement, dated as of July 28, 2013, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on December 29, 2014; File No. 001-12629).

10.4*
Employment Agreement, dated as of January 3, 2017 between National Holdings Corporation and Michael A. Mullen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2017; File No. 001-12629)

10.5(a)*
Employment Agreement, dated as of May 7, 2015 between National Holdings Corporation and Glenn C.Worman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May13, 2015; File No. 001-12629)

10.5(b)*
Nonqualified Inducement Stock Option Grant Notice, dated as of May 7, 2015, between National Holdings Corporation and Glenn S. Worman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2015; File No. 001-12629).

10.5(c)*
Stock Option Agreement, dated as of May 7, 2015, between National Holdings Corporation and Glenn S. Worman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2015; File No. 001-12629).

10.6
Registration Rights Agreement, dated as of July 12, 2010 by and between National Holdings Corporation and the investors signatory thereto (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

10.7
Registration Rights Agreement, dated as of January 24, 2013, by and among national Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No. 001-12629).

10.8
Registration Rights Agreement, dated as of August 28, 2013, by and among national Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 29, 2013; File No. 001-12629).

10.9
Stockholder Rights Agreement, dated as of April 27, 2016, by and between National Holdings Corporation and FBIO Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2016; File No. 001-12629).

10.10
Form of Support and Voting Agreement by and among certain officers and directors (and certain of their affiliates) of National Holdings Corporation, Fortress Biotech, Inc., and FBIO Acquisition, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016; File No. 001-12629).

10.11
Form of Voting Agreement by and among certain officers and directors (and certain of their affiliates) of National Holdings Corporation, Fortress Biotech, Inc., and FBIO Acquisition, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2016; File No. 001-12629).

10.12
Warrant Agreement, dated December 13, 2016, between and among National Holdings Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed on December 20, 2016; File No. 333-214791).

10.13
Amended and Restated Warrant Agreement by and among National Holdings Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2018; File No. 001-12629).

10.14
Agreement between the Registrant and B. Riley Financial, Inc. dated November 14, 2018 ( incorporated byreference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2018; File No.001-12629)

21	Subsidiaries of Registrant.

23.1	Consent of EisnerAmper LLP.

23.2	Consent of BDO USA LLP.

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Holdings Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of National Holdings Corporation and subsidiaries (the “Company”) as of September 30, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018, and the results of their operations and their cash flows for the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/BDO USA, LLP

We have served as the Company's auditor since 2018.

New York, New York
December 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Holdings Corporation

We have audited the accompanying consolidated statement of financial condition of National Holdings Corporation and subsidiaries (the “Company”) as of September 30, 2017, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Holdings Corporation and subsidiaries as of September 30, 2017, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
New York, New York
December 22, 2017

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2018	2017
ASSETS
Cash	$27,920,000	$23,508,000
Restricted cash	1,353,000	1,381,000
Cash deposits with clearing organizations	336,000	1,041,000
Securities owned, at fair value	7,786,000	7,102,000
Receivables from broker dealers and clearing organizations	3,967,000	2,850,000
Forgivable loans receivable	1,567,000	1,616,000
Other receivables, net	4,265,000	5,180,000
Prepaid expenses	4,065,000	2,490,000
Fixed assets, net	2,671,000	2,397,000
Intangible assets, net	4,730,000	4,843,000
Goodwill	5,153,000	5,217,000
Deferred tax asset, net	4,192,000	6,420,000
Other assets, principally refundable deposits	444,000	353,000
Total Assets	$68,449,000	$64,398,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Securities sold, not yet purchased at fair value	$—	$151,000
Accrued commissions and payroll payable	12,862,000	10,065,000
Accounts payable and other accrued expenses	8,019,000	8,715,000
Deferred clearing and marketing credits	576,000	786,000
Warrants issued	—	5,597,000
Other	57,000	181,000
Total Liabilities	21,514,000	25,495,000

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at September 30, 2018 and 2017; 12,541,890 shares issued and outstanding at September 30, 2018 and 12,437,916 shares issued and outstanding at September 30, 2017	250,000	248,000
Additional paid-in-capital	86,510,000	66,955,000
Accumulated deficit	(39,825,000)	(28,315,000)

Total National Holdings Corporation Stockholders’ Equity	46,935,000	38,888,000

Non-controlling interest	—	15,000
Total Stockholders’ Equity	46,935,000	38,903,000

Total Liabilities and Stockholders’ Equity	$68,449,000	$64,398,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2018	2017	2016

Revenues
Commissions	$109,984,000	$96,807,000	$95,942,000
Net dealer inventory gains	3,329,000	15,108,000	9,929,000
Investment banking	57,201,000	44,385,000	34,937,000
Investment advisory	21,483,000	14,738,000	14,080,000
Interest and dividends	3,233,000	2,764,000	3,109,000
Transfer fees and clearing services	7,200,000	7,393,000	7,152,000
Tax preparation and accounting	7,772,000	7,439,000	8,294,000
Other	913,000	1,236,000	633,000
Total Revenues	211,115,000	189,870,000	174,076,000

Operating Expenses
Commissions, compensation and fees	182,127,000	155,187,000	151,057,000
Clearing fees	2,400,000	2,343,000	2,309,000
Communications	3,260,000	2,767,000	3,157,000
Occupancy	3,755,000	4,286,000	3,819,000
Licenses and registration	2,735,000	1,726,000	1,625,000
Professional fees	4,306,000	4,531,000	6,896,000
Interest	97,000	14,000	51,000
Depreciation and amortization	1,551,000	1,229,000	1,213,000
Other administrative expenses	8,165,000	9,819,000	6,418,000
Total Operating Expenses	208,396,000	181,902,000	176,545,000
Income (Loss) before Other Income and Income Taxes	2,719,000	7,968,000	(2,469,000)

Other (Expense) Income
Gain on disposal of Gilman branches	57,000	137,000	—
Change in fair value of warrants	(11,194,000)	8,458,000	—
Other income	96,000	16,000	—
Total Other (Expense) Income	(11,041,000)	8,611,000	—
(Loss) Income before Income Taxes	(8,322,000)	16,579,000	(2,469,000)

Income tax expense	3,188,000	4,051,000	3,090,000
Net (Loss) Income	$(11,510,000)	$12,528,000	$(5,559,000)

Net (loss) income per share - Basic	$(0.92)	$1.01	$(0.45)
Net (loss) income per share - Diluted	$(0.92)	$1.00	$(0.45)

Weighted average number of shares outstanding - Basic	12,474,753	12,437,916	12,435,923
Weighted average number of shares outstanding - Diluted	12,474,753	12,472,541	12,435,923

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2018, 2017 AND 2016

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Stockholders’ Equity
	Shares	$
BALANCE, September 30, 2015	12,467,515	$249,000	$80,282,000	$(35,284,000)	$15,000	$45,262,000

Stock – based compensation for stock options	—	—	202,000	—	—	202,000

Issuance of shares of common stock and related stock-based compensation for restricted stock units	4,334	—	9,000	—	—	9,000

Stock repurchase	(33,933)	(1,000)	(85,000)	—	—	(86,000)

Warrants issuable as dividend to stockholders	—	—	(14,055,000)	—	—	(14,055,000)

Net loss	—	—	—	(5,559,000)	—	(5,559,000)

BALANCE, September 30, 2016	12,437,916	248,000	66,353,000	(40,843,000)	15,000	25,773,000

Stock – based compensation for stock options	—	—	602,000	—	—	602,000

Net income	—	—	—	12,528,000	—	12,528,000

BALANCE, September 30, 2017	12,437,916	248,000	66,955,000	(28,315,000)	15,000	38,903,000

Stock – based compensation for restricted stock units	—	—	2,913,000	—	—	2,913,000

Issuance of shares of common stock for warrant exercises	1,489	—	5,000	—	—	5,000

Issuance of shares of common stock with respect to vested restricted stock units, net of 48,140 shares valued at $152,000 tendered for tax withholding	102,485	2,000	(154,000)	—	—	(152,000)

Warrant liability reclassification ( See Note 19)	—	—	16,791,000	—	—	16,791,000

Deconsolidation of subsidiary	—	—	—	—	(15,000)	(15,000)

Net loss	—	—	—	(11,510,000)	—	(11,510,000)

BALANCE, September 30, 2018	12,541,890	$250,000	$86,510,000	$(39,825,000)	$—	$46,935,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(11,510,000)	$12,528,000	$(5,559,000)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Change in fair value of warrant liability	11,194,000	(8,458,000)	—
Depreciation and amortization	1,551,000	1,229,000	1,213,000
Amortization of forgivable loans	630,000	693,000	788,000
Stock-based compensation	2,913,000	602,000	211,000
Provision (recovery) for doubtful accounts	5,000	(191,000)	162,000
Deferred tax expense	2,228,000	2,538,000	2,704,000
Amortization of deferred clearing and marketing credit	(210,000)	(209,000)	(210,000)
Increase in fair value of contingent consideration	24,000	28,000	18,000
Impairment of intangible assets	—	50,000	894,000
Impairment of goodwill	—	961,000	—
Gain on disposal of Gilman branches	(57,000)	(137,000)	—
Gain on deconsolidation of subsidiary	(15,000)	—	—

Changes in assets and liabilities
Restricted cash	28,000	(1,027,000)	(136,000)
Cash deposits with clearing organizations	705,000	(11,000)	(25,000)
Receivables from broker dealers and clearing organizations	(1,117,000)	507,000	(279,000)
Forgivable loans receivable	(581,000)	(597,000)	(1,132,000)
Other receivables, net	976,000	1,117,000	(1,883,000)
Securities owned, at fair value	(684,000)	(4,745,000)	(1,470,000)
Prepaid expenses	(1,575,000)	(580,000)	(183,000)
Other assets	(91,000)	(8,000)	167,000
Accounts payable, accrued expenses and other liabilities	854,000	(924,000)	2,012,000
Securities sold, but not yet purchased at fair value	(151,000)	(147,000)	266,000
Net cash provided by (used in) operating activities	5,117,000	3,219,000	(2,442,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses	(187,000)	(19,000)	—
Acquisition of intangible asset	(45,000)	—	—
Purchase of fixed assets	(419,000)	(1,432,000)	(420,000)
Collection on notes receivable - disposal of Gilman branches	93,000	46,000	—
Net cash used in investing activities	(558,000)	(1,405,000)	(420,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for tax withholding	(152,000)	—	—
Proceeds from warrant exercises	5,000	—	—
Repurchase of shares of common stock	—	—	(86,000)
Net cash used in financing activities	(147,000)	—	(86,000)
NET INCREASE (DECREASE) IN CASH	4,412,000	1,814,000	(2,948,000)
CASH BALANCE
Beginning of the year	23,508,000	21,694,000	24,642,000
End of the year	$27,920,000	$23,508,000	$21,694,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2018	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$53,000	$14,000	$51,000
Income taxes, net of refunds	$2,349,000	$2,399,000	$104,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid including capital leases of $509,000 in 2018 and $287,000 in 2016)	$519,000	$240,000	$512,000
Dividend payable in warrants	$—	$—	$14,055,000
Business acquired:
Identifiable intangible asset acquired	$767,000	$211,000	$—
Contingent consideration payable	(580,000)	(192,000)	—
Cash paid	$187,000	$19,000	$—
Sale of Gilman branches:
Notes receivable (included in other receivables)	$159,000	$722,000	$—
Disposal of goodwill	(64,000)	(353,000)	—
Disposal of intangible assets, net	(38,000)	(232,000)	—
Gain on disposal of Gilman branches	$57,000	$137,000	$—
Reclassification of warrant liability from debt to equity	$16,791,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018, 2017 and 2016

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, operates through its wholly owned subsidiaries which principally provide financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage and investment advisory services to individual, corporate and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies and (3) engages in trading securities, including making markets in micro and small-cap, Nasdaq and other exchange listed stocks. The Company's broker-dealer subsidiary is National Securities Corporation (“NSC”). NSC conducts a national securities brokerage business through its main offices in New York City, New York, Boca Raton, Florida, and Seattle, Washington. NSC is an introducing broker and clears all transactions through clearing organizations, on a fully disclosed basis. NSC is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (the “SIPC”). Prior to February 2018, the Company also owned vFinance Investments, Inc. (“vFinance Investments”), which was also a broker-dealer. On February 23, 2018, the Company merged vFinance Investments into NSC with NSC as the surviving company. Assets and liabilities were transferred at carrying value. Operations conducted through vFinance are now conducted through NSC. In March 2018, vFinance Investments filed for withdrawal from registration with FINRA and the SEC as a Broker-dealer and in May 2018, the withdrawals were completed.

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

On September 12, 2016, a subsidiary of Fortress Biotech, Inc. (“Fortress”), acquired a controlling interest in the Company. See Note 19.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principals of Consolidation

The consolidated financial statements include the accounts of National and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company has entered into agreements to provide investment banking and advisory services to numerous entities that are variable interest entities (“VIEs”) under the accounting guidance. As the fee arrangements under such agreements are arm’s-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company is not required to consolidate such VIEs. Fees attributable to such arrangements were $24,789,000 in 2018, $16,537,000 in 2017 and $17,010,000 in 2016.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

Revenue Recognition

Commission revenue represents commissions generated by the Company’s registered representatives for their clients’ purchases and sales of mutual funds, variable annuities, general securities and other financial products, most of which is paid to the registered representatives as commissions for initiating the transactions.

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. The Company recognizes front-end sales commission revenue and related clearing and other expenses on transactions introduced to its clearing brokers on a trade date basis. The Company also recognizes front-end sales commissions and related expenses on transactions initiated directly between the registered representatives and product sponsors upon receipt of notification from sponsors of the commission earned. Commission revenue also includes 12b-1 fees, and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned by the Company based on a percentage of the current market value of clients’ investment holdings in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

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

Income Taxes

The Company accounts for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized.

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, requiring us to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company recognizes accrued interest and penalties related to its uncertain tax positions as a component of income tax expense. As of September 30, 2018 and 2017, the Company had no unrecognized tax positions.

Securities

Securities owned and securities sold, but not yet purchased, are recorded at fair value. See Note 9 for fair value measurements.

Fixed Assets, net

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

	Year Ended September 30,
	2018	2017	2016
Basic weighted-average shares	12,474,753	12,437,916	12,435,923
Effect of dilutive securities:
Options	—	140	—
Unvested restricted stock units	—	34,485	—
Diluted weighted-average shares	12,474,753	12,472,541	12,435,923

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive as the instruments are out of the money:

	Year Ended September 30,
	2018	2017		2016
Options	615,000	1,207,000		1,221,500
Warrants	12,437,172	9,344,973	(a)	23,029
Restricted stock units	219,097	—		—
	13,271,269	10,551,973		1,244,529

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

Deferred Clearing and Marketing Credits

The deferred clearing credit represents a clearing fee rebate from National Financial Services (“NFS”), one of the Company’s clearing brokers, which is being recognized pro rata as a reduction of clearing charges over the term of the clearing agreement which expires in 2021. The clearing rebate recognized in fiscal years 2018, 2017 and 2016 amounted to $143,000 for each of the three years. At September 30, 2018 and 2017, the deferred credit amounted to $393,000 and $536,000, respectively.

The deferred marketing credit represents a marketing rebate from NFS, which is being recognized pro rata as a reduction of marketing expenses over the term of the clearing agreement which expires in 2021. The marketing rebate recognized in fiscal years 2018, 2017 and 2016 amounted to $67,000 for each of the three years. At September 30, 2018 and 2017, the deferred credit amounted to $183,000 and $250,000, respectively.

Reimbursement of Expenses

The Company incurs certain costs on behalf of its registered representatives including those for insurance, professional registration, technology and information services and legal services, amongst others, which are charged back to the registered representatives. It is the Company’s policy to record the reimbursement as a reduction of the respective operating expense. Total reimbursements in fiscal years 2018, 2017 and 2016 amounted to approximately $8,614,000, $9,941,000 and $11,884,000, respectively.

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

Under Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under the new standard, an entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard for the annual test performed after January 1, 2017. See Note 5.

Cash and Cash Equivalents

The Company has defined cash and cash equivalents as cash held at financial institutions and highly liquid investments with original maturities of less than three months that are not held for sale in the ordinary course of business. Cash and cash equivalents held at financial institutions, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Receivables From Broker Dealers and Clearing organizations

Receivables from broker dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business.

Forgivable Loans

Forgivable Loans represent loans to primarily newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging up to 9%). These forgivable loans are amortized over time, and the amortization is included in Commissions, compensation and fees within the Statement of Operations. The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable.

Reclassifications

Certain items in the statement of operations for 2017 have been reclassified to conform to their presentation in 2018. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

NOTE 3. NEW ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU“) 2014-09, Revenue From Contracts With Customers (Topic 606) which creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company beginning October 1, 2018, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company adopted the new revenue standard on October 1, 2018 and recognized a decrease of $135,000 to retained earnings as the cumulative effect of adoption of this accounting change. The impact of adoption is primarily related to the Company’s Advisory fees that were recognized as of September 30, 2018 under the previously existing accounting guidance, which would have been deferred in prior periods under the new revenue standard. Accordingly, the new revenue standard will be applied prospectively in the Company’s financial statements from October 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. Further, the adoption of ASU 2014-09 did not have a material impact on the Company’s revenue.

The new revenue guidance does not apply to revenue associated with financial instruments, including the Company’s warrants and securities that are accounted for under other US GAAP, and as a result, did not have an impact on the elements of the Statements of Operations most closely associated with financial instruments. The new revenue standard primarily impacts the following of the Company’s revenue recognition and presentation accounting policies:

•
Investment Banking Revenues. Advisory fees from mergers and acquisitions engagements are recognized at the point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction.

•
Investment Banking Advisory Expenses. Historically, expenses associated with investment banking advisory assignments were deferred until reimbursed by the client, the related fee revenue is recognized or the engagement is otherwise concluded. Under the new revenue standard, expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized when all performance obligations are met. All other investment banking advisory related expenses are expenses as incurred.

•
Investment Banking Underwriting and Advisory Expenses. Expenses have historically been recorded net of client reimbursements and/or netted against revenue. Under the new revenue standard, all investment banking expenses will be recognized within their respective expense category on the income statement and any expense reimbursements will be recognized as investment banking revenues (i.e., expenses are no longer recorded net of client reimbursements and are not netted against revenue).

The new revenue standard requires enhanced disclosures, which the Company will include in the footnotes to its financial statements beginning with the three months ended December 31, 2018.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash”. ASU 2016-18 reduces the diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The standard is effective for the Company beginning October 1, 2018 for both interim and annual periods. Early adoption is permitted. The ASU should be applied retrospectively to all periods presented. The Company does not anticipate that the adoption of ASU 2016-18 will have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The standard is effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company does not anticipate that the adoption of ASU 2017-01 will have a material impact on its financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for the Company beginning October 1, 2018 for both interim and annual periods. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2017-09 will have a material impact on its financial statements.

In March 2018, the FASB issued ASU 2018-05 “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. ASU 2018-05 formally amended ASC Topic 740, income Taxes (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC 740 in the reporting period in which the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Company adopted SAB 118 in the first quarter of the fiscal year ending September 30, 2018. Additional information regarding the accounting for income taxes for the Tax Reform Act is contained in Note 12, Income Taxes.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for the Fair Value Measurement," which removes or modifies certain current disclosures, and adds additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity's performance and cash flows. Certain disclosures in ASU 2018-13 will need to be applied on a retrospective basis and others on a prospective basis. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted. The company is currently assessing the impact that the adoption of ASU 2018-13 will have on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. The guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance in this ASU. The standard is effective for the Company beginning October 1, 2020, should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and early adoption is permitted. The company is currently assessing the impact that the adoption of ASU 2018-15 will have on its financial statements.

NOTE 4. BUSINESS COMBINATION, CONTINGENT CONSIDERATION AND DISPOSAL OF BRANCHES

Business Combinations

In October 2016, Gilman acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of a cash payment at closing of $19,000 and contingent consideration payable in cash having a fair value of $192,000, for which a liability (included in accounts payable and accrued expenses) was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the acquisition agreement, during the 36-month period following the closing up to a maximum of $225,600. The fair value of the acquired assets totaling $211,000 was allocated to customer relationships, which is being amortized over three years.

In October, November 2017 and March 2018, Gilman acquired certain assets of five tax preparation and accounting businesses that were deemed to be business acquisitions. The consideration for the transactions consisted of cash payments at closing totaling $187,000 and contingent consideration payables in cash having a fair value of $580,000, for which liabilities (included in accounts payable and accrued expenses) were recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-outs are based on revenue, as defined in the acquisition agreements, during various period following the closings. The fair value of the acquired assets totaling $767,000 were allocated to customer relationships, which are being amortized over seven years.

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

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the years ended September 30, 2018, 2017 and 2016 related to the acquisitions:

Fair value of contingent consideration at September 30, 2015	$534,000
Payments	(128,000)
Change in fair value	18,000
Fair value of contingent consideration at September 30, 2016	424,000
Fair value of contingent consideration in connection with October 2016 acquisition	192,000
Payments	(42,000)
Change in fair value	(263,000)
Fair value of contingent consideration at September 30, 2017	311,000
Fair value of contingent consideration in connection with above acquisition	580,000
Payments	(171,000)
Change in fair value	24,000
Fair value of contingent consideration at September 30, 2018	$744,000

Disposal of Gilman Branches

In 2018, the Company sold one of its Gilman branches for a note in the aggregate principal amounts of $159,000 which, after allocating a portion of goodwill and unamortized intangibles of $64,000 and $38,000, respectively, resulted in a gain on disposal of $57,000. Principal and interest on the note is payable monthly over 84 months with an interest rate of 4% per annum. Notes receivable outstanding at September 30, 2018 amounts to $746,000, which is included in other receivables in the statements of financial condition.

In 2017, the Company sold three of its Gilman branches for notes in the aggregate principal amounts of $722,000 which, after allocating a portion of goodwill and unamortized intangibles of $353,000 and $232,000, respectively, resulted in a gain on disposal of $137,000. Principal and interest on the notes is payable monthly over 83 to 95 months with a weighted average interest rate of 3% per annum. Notes receivable outstanding at September 30, 2017 amounted to $676,000, which is included in other receivables in the statements of financial condition.

NOTE 5. GOODWILL

Changes to the carrying amount of goodwill during the years ended September 30, 2018 and 2017 are as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Total

Balance as of September 30, 2016	$5,412,000	$1,119,000	$6,531,000
Reduction related to sale of Gilman branches	—	(353,000)	(353,000)
Impairment	(961,000)	—	(961,000)
Balance as of September 30, 2017	4,451,000	766,000	5,217,000
Reduction related to sale of Gilman branches	—	(64,000)	(64,000)
Impairment	—	—	—
Balance as of September 30, 2018	$4,451,000	$702,000	$5,153,000

The annual quantitative impairment tests performed on September 30, 2018 indicated no impairment of goodwill. The annual quantitative impairment tests performed on September 30, 2017 indicated an impairment of goodwill in the brokerage and advisory services segment in the amount of $961,000. The fair value of the reporting unit was estimated using the guideline company method taking into consideration the market value of the Company’s common stock. The impairment charge is included in other administrative expenses in the consolidated statement of operations.

NOTE 6. INTANGIBLES

Intangibles consisted of the following at September 30, 2018 and 2017:

	September 30, 2018
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$7,511,000	$3,525,000	$3,986,000	3-10
Gilman brand name	710,000	—	710,000	Indefinite
Software license	$45,000	$11,000	$34,000	3
	$8,266,000	$3,536,000	$4,730,000

	September 30, 2017
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$6,818,000	$2,685,000	$4,133,000	3-10
Gilman brand name	710,000	—	710,000	Indefinite
	$7,528,000	$2,685,000	$4,843,000

Amortization expense for the years ended September 30, 2018, 2017 and 2016 was $887,000, $790,000 and $733,000, respectively.

Further, based on the impairment test performed at September 30, 2017, the Company recorded an impairment charge of $50,000 in 2017, principally due to a reduction in anticipated brand name revenue. The impairment charge is included in other administrative expenses in the consolidated statement of operations. The Company utilized the relief-from-royalty method in determining the fair value of the brand name. No impairment in 2018.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ended September 30,
2019	$914,000
2020	844,000
2021	833,000
2022	775,000
2023	521,000
Thereafter	133,000
Total	$4,020,000

NOTE 7. RECEIVABLES FROM BROKER DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At September 30, 2018 and 2017, the receivables of $3,967,000 and $2,850,000, respectively, from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with the Company’s retail brokerage business as well as asset based fee revenue associated with the Company’s asset management advisory business.

Other receivables at September 30, 2018 and 2017 consist of the following:

	September 30,
	2018	2017
Trailing fees	1,086,000	1,156,000
Accounts receivable for tax and accounting services	661,000	698,000
Allowance for doubtful accounts - tax and accounting services	(286,000)	(390,000)
Advances to registered representatives	393,000	881,000
Allowance for doubtful accounts - advances to registered representatives	(263,000)	(154,000)
Investment banking receivable	357,000	1,086,000
Advisory fees	559,000	510,000
Notes receivable (Note 4)	746,000	676,000
Other	1,012,000	717,000
Total	$4,265,000	$5,180,000

NOTE 8. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 6%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2023. Forgiveness of loans amounted to $630,000, $693,000 and $788,000 for the years ended September 30, 2018, 2017 and 2016 respectively, and the related compensation was included in commissions, compensation and fees in the statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of the note. The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of September 30, 2018 and 2017, no allowance for doubtful accounts was required.

Forgivable loan activity for the fiscal years ended September 30, 2018, 2017 and 2016 is as follows:

Balance, September 30, 2015	$1,368,000
Advances	1,132,000
Amortization	(788,000)
Balance, September 30, 2016	1,712,000
Advances	694,000
Amortization	(693,000)
Repayments	(97,000)
Balance, September 30, 2017	1,616,000
Advances	581,000
Amortization	(630,000)
Balance, September 30, 2018	$1,567,000

There were no forgivable loans outstanding at September 30, 2018 and 2017 attributable to registered representatives who ended their affiliation with the Company’s subsidiaries prior to the fulfillment of their obligation.

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

There are no transfers between Level 1, Level 2 and Level 3 during the year ended September 30, 2018.

The following tables present the carrying values and estimated fair values at September 30, 2018 and 2017 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$27,920,000	$27,920,000	$—	$27,920,000
Cash deposits with clearing organizations	336,000	336,000	—	336,000
Receivables from broker-dealers and clearing organizations	3,967,000	—	3,967,000	3,967,000
Forgivable loans receivable	1,567,000	—	1,567,000	1,567,000
Other Receivables, Net	4,265,000	—	4,265,000	4,265,000
	$38,055,000	$28,256,000	$9,799,000	$38,055,000

Liabilities
Accrued commissions and payroll payable	12,862,000	—	12,862,000	12,862,000
Accounts payable and accrued expenses (1)	7,275,000	—	7,275,000	7,275,000
	$20,137,000	$—	$20,137,000	$20,137,000

(1)	Excludes contingent consideration liabilities of $744,000.

	September 30, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$23,508,000	$23,508,000	$—	$23,508,000
Cash deposits with clearing organizations	1,041,000	1,041,000	—	1,041,000
Receivables from broker-dealers and clearing organizations	2,850,000	—	2,850,000	2,850,000
Forgivable loans receivable	1,616,000	—	1,616,000	1,616,000
Other Receivables, Net	5,180,000	—	5,180,000	5,180,000
	$34,195,000	$24,549,000	$9,646,000	$34,195,000

Liabilities
Accrued commissions and payroll payable	10,065,000	—	10,065,000	10,065,000
Accounts payable and accrued expenses (1)	8,404,000	—	8,404,000	8,404,000
	$18,469,000	$—	$18,469,000	$18,469,000

(1)	Excludes contingent consideration liabilities of $311,000.

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and 2017

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned
Corporate stocks	$1,084,000	$1,084,000	$—	$—	$1,084,000
Restricted stock	670,000	—	670,000	—	670,000
Warrants	6,032,000	—	2,753,000	3,279,000	6,032,000
	$7,786,000	$1,084,000	$3,423,000	$3,279,000	$7,786,000

Liabilities
Contingent consideration	744,000	—	—	744,000	744,000
	$744,000	$—	$—	$744,000	$744,000

	September 30, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned
Corporate stocks	116,000	116,000	—	—	116,000
Municipal bonds	1,239,000	1,239,000	—	—	1,239,000
Restricted stock	82,000		82,000		82,000
Warrants	5,665,000	—	5,665,000	—	5,665,000
	$7,102,000	$1,355,000	$5,747,000	$—	$7,102,000

Liabilities
Contingent consideration	311,000	—	—	311,000	311,000
Warrants issued	5,597,000	—	5,597,000	—	5,597,000
Securities sold, but not yet purchased
Municipal bonds	151,000	151,000	—	—	151,000
	$6,059,000	$151,000	$5,597,000	$311,000	$6,059,000

Changes in Level 3 assets measured at fair value on a recurring basis for the year ended September 30, 2018:

	Beginning Balance as of September 30, 2017	Net realized Gain or (losses)	Net Change in Unrealized Appreciation (Depreciation)	Purchases	Sales	Transfer into Level 3 (a)	Transfer Out of Level 3	Ending Balance as of September 30, 2018
Assets
Warrants	$—	$—	$297,000	$—	$—	$2,982,000	$—	$3,279,000

(a) The Company received warrants as part of a transaction.

See changes in Level 3 liabilities (contingent consideration) measured at fair value on a recurring basis for the year ended September 30, 2018 and 2017 in Note 4.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets measured at fair value on a recurring basis with a significant Level 3 balance.

Financial Instruments Owned	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Input/Range
Warrants	$3,279,000	Market Approach	Discount for lack of marketability	36%
			Volatility	55% - 116%

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. The unrealized (loss)/gain for the change in fair value of such positions for 2018, 2017 and 2016 amounted to approximately $(2,865,000), $5,612,000 and $(102,000), respectively, which is included in net dealer inventory gains.

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

Debt securities are valued based on recently executed transactions.

NOTE 10. FIXED ASSETS

Fixed assets as of September 30, 2018 and 2017, respectively, consist of the following:

	September 30,		Estimated Useful
	2018	2017	Lives (in years)
Equipment	$2,299,000	$1,742,000	5
Furniture and fixtures	439,000	382,000	5
Construction in Process	271,000	—	N/A
Leasehold improvements	1,453,000	1,400,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	739,000	739,000	5
	5,201,000	4,263,000
Less accumulated depreciation and amortization	(2,530,000)	(1,866,000)
Fixed assets - net	$2,671,000	$2,397,000

Depreciation expense for the years ended September 30, 2018, 2017 and 2016 was $664,000, $439,000 and $480,000 respectively.

NOTE 11. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses as of September 30, 2018 and 2017, respectively, consist of the following:

	September 30,
	2018	2017
Legal	$448,000	$877,000
Audit	411,000	176,000
Telecommunications	240,000	205,000
Data Services	370,000	464,000
Regulatory	335,000	540,000
Settlements	825,000	2,403,000
Deferred rent	670,000	497,000
Contingent consideration payable	744,000	311,000
Other	3,976,000	3,242,000
Total	$8,019,000	$8,715,000

Other primarily consists of $739,000 for restitution payment accrual related to 12b-1 trailing fees, $704,000 for soft dollar accruals, $187,000 for investment banking deal expense accruals and $189,000 for sales and use tax accrual at September 30, 2018. Other primarily consists of $187,000 for investment banking deal expense accruals, $552,000 for soft dollar accruals, $482,000 for recruiting fee payable and $141,000 for sales tax accrual at September 30, 2017.

NOTE 12. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes consist of the following:

2018	Federal	State	Total
Current income tax expense	$589,000	$371,000	$960,000
Deferred income tax expense	2,293,000	(65,000)	2,228,000
Total income tax expense	$2,882,000	$306,000	$3,188,000

2017	Federal	State	Total
Current income tax expense	$1,074,000	$439,000	$1,513,000
Deferred income tax expense	$2,126,000	$412,000	$2,538,000
Total income tax expense	$3,200,000	$851,000	$4,051,000

2016	Federal	State	Total
Current income tax expense	$54,000	$332,000	$386,000
Deferred income tax benefit	$3,012,000	$(308,000)	$2,704,000
Total income tax expense	$3,066,000	$24,000	$3,090,000

The income tax provision related to pre-tax income (loss) vary from the federal statutory rate as follows:

	Years Ended September 30,
	2018	2017	2016
Statutory federal rate	(24.3)%	34.0%	(34.0)%
State income taxes, net of federal income tax expense (benefit)	2.5%	3.4%	(8.2)%
Permanent differences for tax purposes	33.1%	(14.4)%	35.4%
Change in rate	28.2%	—%	—%
Write-off of deferred tax asset attributable to change in ownership (see below)	—%	—%	128.9%
Other	(1.2)%	1.4%	3.1%
	38.3%	24.4%	125.2%

Significant components of the Company’s net deferred tax assets in the accompanying financial statements are as follows:

	September 30,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$3,673,000	$6,229,000
Contingent consideration	203,000	123,000
Stock based compensation	938,000	819,000
Accrued expenses	1,031,000	1,404,000
Accounts receivable and other receivables	149,000	216,000
Federal AMT credit carryforward	260,000	261,000
Fixed assets	(186,000)	(186,000)
Intangibles	(361,000)	(486,000)
Securities	(1,515,000)	(1,960,000)
Total deferred tax asset, net	$4,192,000	$6,420,000

At September 30, 2018, the Company had available federal net operating loss carryforwards of approximately $16.3 million, which includes approximately $5.2 million resulting from the Gilman acquisition, and state net operating loss carryforwards of approximately $10.2 million that may be applied against future taxable income and expire at various dates between 2020 and 2033.

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

During the year ended September 30, 2018 , the Company estimated its annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from legislation enacted on December 22, 2017. The rate change is administered effective at the beginning of the Company's fiscal year, using a blended rate for the annual period of 24.3%. Additionally, the Company recognized a tax expense of approximately $2,400,000 during the year ended September 30, 2018, to adjust the Company's net deferred tax balance to reflect the new corporate tax rate. The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2018, the Company leases office space in various states expiring at various dates through October 2026, and is committed under operating leases for future minimum lease payments as follows:

Fiscal Year Ending Sept 30,	Lease Payments	Less, Sublease Income	Net
2019	$2,920,000	$30,000	$2,890,000
2020	2,754,000	—	2,754,000
2021	2,321,000	—	2,321,000
2022	1,527,000	—	1,527,000
2023	1,387,000	—	1,387,000
Thereafter	3,223,000	—	3,223,000
Total	$14,132,000	$30,000	$14,102,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases for the years ended September 30, 2018, 2017 and 2016 was $4,149,000, $4,257,000 and $3,794,000, respectively. Sublease income under all operating subleases for the years ended September 30, 2018, 2017 and 2016 was approximately $558,000, $167,000 and $142,000, respectively.

As of September 30, 2018 and 2017, the Company and its subsidiaries had outstanding two and three, respectively, letters of credit, which have been issued in the maximum amount of $1,353,000 and $1,381,000, respectively, as security for property leases, and are collateralized by the restricted cash as reflected in the statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2018 and 2017, the Company accrued approximately $825,000 and $2,403,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by the Company’s errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. Amounts charged to operations for settlements and potential losses in fiscal years 2018, 2017 and 2016 were $1,737,000, $3,414,000 and $536,000 respectively, which is included in other administrative expenses in the statement of operations. The Company has included in professional fees litigation and arbitration related expenses of $950,000, $1,476,000 and $1,241,000 for fiscal years 2018, 2017 and 2016, respectively.

NOTE 14. STOCKHOLDERS’ EQUITY

Share Repurchase

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company’s Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company’s management. During the year ended September 30, 2018 and 2017, the Company did not repurchase any shares. During the year ended September 30, 2016, the Company repurchased and retired 33,933 common shares at a cost of approximately $86,000.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units for the years ended September 30, 2018, 2017 and 2016 are as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units at September 30, 2015	4,334	$9,000
Vested	(4,334)	(9,000)
Non-vested restricted stock units at September 30, 2016	—	—
Granted	1,250,000	3,054,000
Non-vested restricted stock units at September 30, 2017	1,250,000	3,054,000
Granted	1,295,632	5,250,000
Vested	(251,042)	(697,000)
Forfeited	(87,348)	(305,000)
Non-vested restricted stock units at September 30, 2018	2,207,242	7,302,000

In 2017, the Company granted 1,250,000 restricted stock units (“RSU”) to certain of its officers and employees. RSU vest based on service and certain performance and market conditions. The fair value of the RSU awards issued in 2017 was $3,054,000.

In February 2018, the Company granted 363,558 RSU to the board of directors of the Company and 52,966 RSU to employees of the Company. The fair value of the RSU awards issued in February 2018 of $1,966,000 was estimated on the grant date using the Company’s stock price as of the grant date. The RSU awards vest upon the passage of time.

In April 2018, the Company granted 847,858 RSU to certain employees of the Company. RSU vest based on service and certain performance and market conditions. The fair value of the RSU awards issued in April 2018 was $3,184,000.

In July 2018, the Company granted 31,250 RSU to an employee of the Company. The fair value of the RSU awards issued in July 2018 of $100,000 was estimated on the grant date using the Company’s stock price as of the grant date. The RSU awards vest upon the passage of time.

One RSU gives the right to one share of the Company’s common stock. RSU that vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSU with a market condition. Compensation with respect to RSU awards is expensed on a straight-line basis over the vesting period.

For the years ended September 30, 2018, 2017 and 2016, the Company recognized compensation expense of $2,913,000, $602,000 and $9,000, respectively, related to RSU. At September 30, 2018, unrecognized compensation with respect to RSU amounted to $4,484,000.

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

The following option activity occurred under the Company’s plan during the years ended September 30, 2018, 2017 and 2016:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2015	1,370,000	$6.34	$1.80	4.12
Forfeited or expired	(148,500)	4.93	6.48
Outstanding at September 30, 2016	1,221,500	$6.51	$1.22	3.31
Forfeited or expired	(15,500)	4.42	1.99
Outstanding at September 30, 2017	1,206,000	6.54	1.21	2.29
Forfeited or expired	(594,000)	6.85	0.83
Outstanding at September 30, 2018	612,000	6.23	1.59	3.27
Vested and exercisable at September 30, 2018	612,000	$6.23	$1.59	3.27	$—

During fiscal 2016, the Company recognized compensation expense of $202,000, related to stock options. As of September 30, 2016, all compensation expense associated with the grants of stock options had been recognized.

There were no grants of stock options in 2018, 2017 or 2016.

Warrants

The following tables summarize information about warrant activity during 2018, 2017 and 2016:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2015	44,587	$5.00	1.26
Forfeited or expired	(21,558)	5.00
Outstanding at September 30, 2016	23,029	5.00	0.75
Issued	12,437,916	3.25	4.30
Forfeited or expired	(21,558)	5.00
Outstanding at September 30, 2017	12,439,387	3.25	4.30
Exercised	(1,489)	3.25
Forfeited or expired	(1,471)	5.00
Outstanding and exercisable at September 30, 2018	12,436,427	$3.25	3.30

NOTE 15. NET CAPITAL REQUIREMENTS OF BROKER DEALER SUBSIDIARY

NSC is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At September 30, 2018, NSC had net capital of $11,728,234 which was $10,728,234 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

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

To the extent the Company invests in marketable securities, the Company is subject to various market risks related to the portfolio.

NOTE 17. EMPLOYEE BENEFITS

The Company sponsors a defined contribution 401(k) plan (the “Plan”). Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company’s contributions are made at the discretion of the Board of Directors. For the fiscal years ended September 30, 2018 the company made a contribution of $71,000 to the plan. For fiscal years ended September 30, 2017 and 2016, the Company made no contributions to the Plan.

NOTE 18. SEGMENT INFORMATION

The Company has two reportable segments. The brokerage and advisory services segment includes broker-dealer and investment advisory services, sale of insurance products and licensed mortgage brokerage services provided by NSC, NAM, National Insurance, Prime Financial, and GC. The tax and accounting services segment includes tax preparation and accounting services provided by Gilman.

Corporate pre-tax income (loss) consists of certain expenses that have not been allocated to reportable segments.

Segment information for the years ended September 30, 2018, 2017 and 2016 is as follows:

2018	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Revenues	$203,343,000	$7,772,000	$—		$211,115,000
Pre-tax income (loss)	5,176,000	895,000	(14,393,000)	(d)	(8,322,000)

Identifiable assets	51,946,000	4,407,000	12,096,000	(c)	68,449,000
Depreciation and amortization	749,000	263,000	539,000		1,551,000
Interest	97,000				97,000
Capital expenditures	564,000	43,000	331,000		938,000

2017	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Revenues	$182,431,000	$7,439,000	$—		$189,870,000
Pre-tax (loss) income	11,516,000	649,000	4,414,000	(a)	16,579,000

Identifiable assets	47,213,000	2,984,000	14,201,000	(c)	64,398,000
Depreciation and amortization	694,000	181,000	354,000		1,229,000
Interest	14,000				14,000
Capital expenditures	140,000	73,000	1,459,000		1,672,000

2016	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Revenues	165,682,000	8,394,000	—		174,076,000
Pre-tax (loss) income	4,227,000	(521,000)	(6,175,000)	(b)	(2,469,000)

Identifiable assets	43,851,000	2,309,000	14,386,000	(c)	60,546,000
Depreciation and amortization	760,000	181,000	272,000		1,213,000
Interest	51,000				51,000
Capital expenditures	127,000	96,000	709,000		932,000

(a)Consists of the gain on the change in fair value of warrant liability offset in part by executive salaries and other expenses not allocated to reportable segments by management.
(b)Consists of executive salaries and other expenses not allocated to reportable segments by management.
(c)Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.
(d)Consists of loss on the change in fair value of warrant liability, executive salaries and other expenses not allocated to reportable segments by management.

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

As the Company did not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement (which did not exist at September 30, 2016) was considered outside of the Company’s control, net cash settlement of the warrants was assumed. Accordingly, as the Company was obligated to issue the warrants at September 30, 2016, and subsequently issued the warrants in January 2017, the fair value of the 12,437,916 warrants was classified as a liability in the consolidated statement of financial condition at September 30, 2017 and September 30, 2016. This liability was subject to re-measurement at each balance sheet date until the warrants were exercised or expired, and any change in fair value was recognized as change in fair value of warrants in the consolidated statements of operations. As the warrants were registered and trading and the Company maintained an effective registration statement at September 30, 2017, fair value of the warrants was based on the market price. As of September 30, 2016, valuation was determined by use of the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0.00%
Expected volatility	38.20%
Risk-free interest rate	1.14%
Life (in years)	5

Warrant Liability Reclassification

On March 15, 2018, the Company and the Company's warrant agent, agreed to amend and restate the terms of the original warrant agreement dated December 13, 2016.

The amended and restated warrant agreement explicitly provides that the Company shall not be required to pay cash if it cannot issue registered shares of common stock upon exercise of a warrant.

The Company is required to reassess its classification of each contract as of each reporting date. Reclassification of a contract classified as an asset or a liability is required if the contract begins to meet all the criteria for equity classification. If reclassification is required, the Company reclassifies the instrument as of the date of the event or change in circumstance that caused the reclassification at its then-current fair value. If a contract is reclassified from an asset or a liability to equity, gains and losses during the period the contract was classified as an asset or a liability are not reversed, and the adjustment to the contract’s current fair value is recognized in earnings before reclassification. The (loss)/gain for the change in fair value of the warrants for the year ended September 30, 2018 and 2017 amounted to $(11,194,000) and $8,458,000, respectively. No gain or loss in 2016.

The Original Agreement required the issuance of registered shares upon exercise and since it did not expressly preclude an implied right to cash settlement, the agreement was accounted for as a derivative liability and the Company classified the derivative warrant liability on the consolidated statement of financial conditions as a liability. Now that the amended agreement expressly precludes cash settlement, the warrants meet the criteria for equity classification. Accordingly, the Company recorded the change in fair value of the warrant in earnings through March 15, 2018 before reclassification from liability to equity. The reclassification resulted in a credit to additional paid-in-capital of $16,791,000 during the year ended September 30, 2018.

NOTE 20. RELATED PARTY TRANSACTIONS

In fiscal year 2018, 2017 and 2016, investment banking revenues include approximately $4,931,000, $14,414,000 and $1,245,000, respectively, of fees related to placement of securities for Fortress and subsidiaries of Fortress.

As of September 30, 2018 and 2017, the value of warrants received from Fortress and subsidiaries of Fortress included in Securities Owned was $1,449,000 and $5,117,000.

NOTE 21. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
	1st	2nd	3rd	4th
2018:
Revenues	$50,080,000	$60,346,000	$56,237,000	$44,452,000
Operating expenses	50,256,000	55,653,000	54,678,000	47,809,000
Income (loss) before item shown below	(176,000)	4,693,000	1,559,000	(3,357,000)
Other income (expense) (1)	(5,591,000)	(5,367,000)	(146,000)	63,000
Income (loss) before income taxes	$(5,767,000)	$(674,000)	$1,413,000	$(3,294,000)
Net income (loss)	$(8,040,000)	$(2,252,000)	$812,000	$(2,030,000)
Net income (loss) per share - Basic	$(0.65)	$(0.18)	$0.07	$(0.16)
Net income (loss) per share - Diluted	$(0.65)	$(0.18)	$0.06	$(0.16)
Weighted average number of shares outstanding - Basic	12,437,916	12,457,043	12,490,539	12,513,364
Weighted average number of shares outstanding - Diluted	12,437,916	12,457,043	13,899,374	12,513,364

	Quarters
	1st	2nd	3rd	4th
2017:
Revenues	$44,569,000	$51,884,000	$48,047,000	$45,370,000
Operating expenses	42,923,000	48,182,000	47,472,000	43,325,000
Income before item shown below	1,646,000	3,702,000	575,000	2,045,000
Other income (expense) (2)	4,092,000	1,908,000	(637,000)	3,248,000
Income (loss) before income taxes	$5,738,000	$5,610,000	$(62,000)	$5,293,000
Net income (loss)	$5,059,000	$3,874,000	$(24,000)	$3,619,000
Net income (loss) per share - Basic	$0.41	$0.31	$(0.00)	$0.29
Net income (loss) per share - Diluted	$0.41	$0.31	$(0.00)	$0.29
Weighted average number of shares outstanding - Basic	12,437,916	12,437,916	12,437,916	12,437,916
Weighted average number of shares outstanding - Diluted	12,438,474	12,461,882	12,437,916	12,510,661

(1)	Includes loss of $(5,597,000) due to changes in the fair value of warrant liability in both the first and second quarter.

(2)	Includes gain (loss) of $4,092,000, $1,773,000, $(642,000) and $3,235,000 due to changes in the fair value of warrant liability in the first, second, third and fourth quarters, respectively.

NOTE 22. SUBSEQUENT EVENT

On October 1, 2018, the Company entered into a capital lease agreement for computer equipment and software, which amounted to $509,000. The lease term is 24 months. Principal and interest payments for fiscal year 2019 and 2020 amount to $246,000 and $296,000, respectively.

On November 14, 2018, B. Riley Financial, Inc. (“B. Riley”) and FBIO Acquisition entered into a stock purchase agreement whereby FBIO Acquisition agreed to sell to a wholly-owned subsidiary of B. Riley FBIO Acquisition’s majority stake in the Company (the “FBIO Sale”). Under the terms of the agreement, B. Riley will purchase 7,037,482 shares of the Company's common stock from FBIO Acquisition, representing approximately 56.1% of the Company's outstanding common stock and Fortress’s entire economic interest in the Company. An aggregate of 3,010,054 shares were purchased immediately at $3.25 per share, with the remaining 4,027,428 shares to be purchased at the same $3.25 per-share price within 15 business days following FINRA approval, for an aggregate purchase price totaling approximately $22.9 million.

Further, in connection with the B. Riley Sale, the Company entered into an agreement with B. Riley (the “B. Riley Agreement”), pursuant to which B. Riley agreed to certain customary standstill provisions, effective as of the date of the B. Riley Agreement through December 31, 2021 (the “Standstill Period”), prohibiting B. Riley and any of its affiliates or associates, directly or indirectly, from among other things: (i) acquiring, agreeing to acquire or otherwise seeking to acquire any beneficial interest in the Company’s share capital or any of its material assets other than (x) the FBIO Sale and (y) pursuant to B. Riley’s pro rata participation rights described in the B. Riley Agreement; (ii) making a take-over bid, tender offer or exchange offer for all or any part of the Company’s share capital; (iii) announcing, or taking any action which would require the announcement of, any proposals by B. Riley for any business combination or any other similar transaction involving the securities of the Company or its material assets or businesses; (iv) soliciting proxies with respect to any securities of the Company or otherwise influencing any shareholders of the Company for any action or transaction; (v) requesting that the Board expand or reduce the number of directors or the number of Board designees nominated by otherwise designated by B. Riley; (vi) take any other action that would constitute a “business combination” for purposes of Section 203 of the Delaware General Corporation Law (including any successor statute thereto) (“Section 203”) (other than any transactions covered by Section 203(c)(3)(v) of the Delaware General Corporation Law that are in the ordinary course of our business operations); (vii) make any public announcement with respect to any of the foregoing, except as, and solely to the extent, legally required or compelled (and provided that the reason for any such required announcement is not the result of any action taken by B. Riley) or (viii) contest the validity of the standstill terms of the B. Riley Agreement or initiate or participate in any judicial proceeding to amend, waive, terminate or seek a release of the restrictions of such standstill terms.

Pursuant to the B. Riley Agreement, the Company granted to B. Riley the right to appoint B. Riley representatives to attend meetings of the Board and any committee thereof in a non-voting observer capacity as follows: Upon the acquisition by a subsidiary of B. Riley of 3,010,054 shares of the Company’s common stock directly from FBIO Acquisition, B. Riley will be entitled to one board observer, who is expected to be Bryant Riley. In connection with the final closing of the FBIO Sale, B. Riley will be entitled to a second board observer. If B. Riley’s beneficial ownership of the Company’s common stock is reduced to below 24%, its rights to designate board observers will be reduced to one board observer, and if B. Riley’s beneficial ownership of the Company’s common stock is reduced to below 5%, its rights to designate board observers will cease.

The B. Riley Agreement further permits B. Riley to participate pro rata in any bona fide common stock equity offering by the Company (including the offering of any securities convertible into common stock) if the offering price of the Company’s common stock in such offering is equal to or less than $3.25 per share, as adjusted for stock splits, stock dividends, stock combinations and similar events, subject to certain exceptions. This participation right will end upon the earlier of (x) the end of the Standstill Period and (y) a change in control of the Company, as defined in the B. Riley Agreement.

The Agreement also contains non-solicitation terms that prohibit either NHLD or B. Riley, or any of their respective affiliates, associates and related parties, from hiring any executive officer or member of senior management of the other party during the Standstill Period, subject to certain exceptions.

In connection with the Agreement, the Board waived the applicability of Section 203 of the Delaware General Corporation Law to B. Riley in connection with the FBIO Sale.