Form 10-K/A
period 2018-09-30
NATIONAL HOLDINGS CORP
filed 2019-01-28
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-12629

NATIONAL HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, 25th Floor

New York, NY 10281

(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 417-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.02 par value per share	The Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES   ☐    NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES   ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES   ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES   ☐    NO   ☒

As of March 29, 2018, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $4.57 per share for the registrant’s common stock, as quoted on the Nasdaq Capital Market, was approximately $14,923,993.

As of January 18, 2019, there were 12,610,545 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

National Holdings Corporation (“National” or the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on December 21, 2018 (the “2018 Form 10-K”). This Amendment amends Part III, Items 10 through 14, of the 2018 Form 10-K to include information previously omitted from the 2018 Form 10-K in reliance on General Instruction G(3) to Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2018 Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after December 21, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2018 Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table shows information about our executive officers and directors as of January 18, 2019:

Name	Age	Position(s)
Executive Officers
Michael A. Mullen	51	Chief Executive Officer and Chairman of the Board
Glenn C. Worman	60	President and Chief Financial Officer
John C. DeSena	51	Chief Operating Officer

Directors
Robert B. Fagenson	70	Vice Chairman of the Board
Michael E. Singer (3)	52	Executive Vice Chairman of the Board
Neil Herskowitz (1)	61	Director
Daniel Hume (1)(2)(3)	52	Director
Nassos Michas (2)	74	Director
Eli Salig (1)	70	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Legal Committee.

The following presents biographical information for each of our executive officers and directors listed in the table above. With respect to our directors, the biographical information includes each director’s business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the board of directors (the “Board”) to conclude that he or she should serve as a director.

Executive Officers

Michael A. Mullen has served as Chief Executive Officer since January 31, 2017 and Chairman of the Board since June 2018. He has been a member of the Board since June 2018, and served as our Co-Chief Executive Officer from January 3, 2017 to January 31, 2017. He has also served as Chairman of the board of directors of each of National’s operating companies since January 2017: National Securities Corporation, National Asset Management, Inc., National Insurance Corporation and National Tax and Financial Services, Inc. He has served as the Chief Executive Officer of National Securities Corporation and National Asset Management, Inc. since December 2018. Mr. Mullen began his career in 1986 and has since developed a broad and deep understanding of the financial services industry, with a focus on investing in biotechnology companies. He brings this expertise to his leadership of the National Family of Companies. Mr. Mullen holds his Series 4, 7, 24, 63, 65, 99 and Life and Health Insurance and Variable Annuity Licenses. The Board believes that his experience in the securities industry and knowledge of the company as its Chief Executive Officer qualifies him to serve as a member of the Board.

Glenn C. Worman has served as President since July 2018 and Chief Financial Officer since October 2016. He served as Chief Operating Officer from October 2015 to July 2018 and Director of Finance from May 2015 to September 2016. In addition, he has served on the board of directors of many of National’s operating companies since October 2016: National Asset Management, Inc., National Insurance Corporation and National Tax and Financial Services, Inc. He also served on the board of directors of vFinance Corporation from October 2016 to February 2018. Prior to joining National, Mr. Worman held various senior financial positions at ICAP plc, Deutsche Bank, Morgan Stanley and Merrill Lynch. He has a background in corporate finance, global fixed income, equity trading finance, wealth management, investment management and inter-dealer broker finance. Mr. Worman received his MBA from Fairleigh Dickinson University and his B.B.A from Ramapo College. Mr. Worman holds his Series 99 License.

John C. DeSena has served as Chief Operating Officer since July 2018. He also served as our Head of Financial Planning & Analysis from January 2016 to July 2018. In addition, Mr. DeSena has served on the board of directors of National Insurance Corporation, one of National’s operating companies, since January 2017. Mr. DeSena has vast operational and management experience. Prior to joining National, Mr. DeSena worked at Deutsche Bank from April 2010 to January 2016, where he served as the Chief Operating Officer and Head of Operational Excellence for Group Technology & Operations Americas and the Head of Americas Finance Infrastructure. He also worked at Merrill Lynch for fifteen years until 2010, where he served as the Head of Global Markets & Investment Banking and Chief Financial Officer of Americas Investment Banking. Mr. DeSena holds his Series 99 License.

Directors

Neil Herskowitz has served as a member of the Board since September 2016. He also serves as the Chair of the Audit Committee. Mr. Herskowitz has significant financial and management experience. He has served as President of Riverside Claims LLC since June 2004 and has been a Managing Member of Riverside Contracting LLC since June 1998. He has also been a Managing Member of ReGen Partners LLC, an entity that includes ReGen Capital Investments LLC and Riverside Claims Investments LLC, since 1998. Mr. Herskowitz currently serves on the board of directors at Checkpoint Therapeutics, Inc. (NASDAQ: CKPT), Avenue Therapeutics, Inc. (NASDAQ: ATXI) and Mustang Therapeutics, Inc., each of which are affiliated companies of Fortress Biotech Inc. (NASDAQ: FBIO). He previously served on the board of directors of TG Therapeutics Inc. (NASDAQ: TGTX) until June 2015. Mr. Herskowitz currently serves as Chairman of the board of directors at Starting Point Services for Children. Mr. Herskowitz received his B.B.A. in Finance from Bernard M. Baruch College. The Board believes that Mr. Herskowitz’s vast financial expertise qualifiess him to serve as a member of the Board.

Daniel Hume has served as a member of the Board since September 2016. He also serves on both the Audit and Compensation Committees, and as the Chair of the Legal Committee. Mr. Hume is currently a managing partner at Kirby McInerney LLP, and has served in this capacity since 2012. Mr. Hume’s law practice focuses on securities law and regulation, structured finance, antitrust, and other complex financial litigation, corporate governance, and corporate disclosure rules. He joined Kirby McInerney LLP in 1995. Mr. Hume serves on the board of directors at two late clinical stage biopharmaceutical companies, Stemline Therapeutics, Inc. (NASDAQ:STML) and TG Therapeutics, Inc. (NASDAQ:TGTX). Mr. Hume is admitted to the New York State Bar and federal courts around the country, including the United States Supreme Court. Mr. Hume received his J.D. from Columbia Law School and his B.A. from the State University of New York at Albany. The Board believes that Mr. Hume’s experience in the securities industry qualifies him to serve as a member of the Board.

Robert B. Fagenson has served as a member of the Board since March 2012 and has served as Vice Chairman of the Board since September 2016. Mr. Fagenson served as Co-Chief Executive Officer from January 3, 2017 to January 31, 2017, as Chief Executive Officer and Chairman of the Board from December 2014 to September 2016, and as Executive Vice-Chairman of the Board from July 2012 to December 2014. Mr. Fagenson has been a Branch Owner at National Securities Corporation, an operating company of National, since 2012, and President of Fagenson & Co., Inc., a family investment company, since 1982. Mr. Fagenson spent the majority of his career at the New York Stock Exchange (NYSE), where he was Managing Partner of one of the exchange’s largest specialist firms. While at the NYSE, Mr. Fagenson served as a Governor on the trading floor and was elected to the NYSE Board of Directors in 1993, where he served for six years, eventually becoming Vice Chairman of the NYSE Board of Directors from 1998 to 1999 and 2003 to 2004. Mr. Fagenson has served as Director of the New York City Police Museum since 2005, and as Director of the Federal Law Enforcement Officers Association Foundation since 2009. He has also served on the board of directors of Sigma Alpha Mu Foundation since 2011. In addition, Mr. Fagenson served as the Non-Executive Chairman of Document Security Systems, Inc. from 2012 to 2018 (NYSEMKT: DSS). He is currently a member of the alumni boards of the Whitman School of Business at Syracuse University. Mr. Fagenson received his B.S. in Transportation Sciences & Finance from Syracuse University in 1970. The Board believes that Mr. Fagenson’s experience in the securities industry and knowledge of the company as its former Chief Executive Officer qualifies him to serve as a member of our Board.

Nassos Michas has served as a member of the Board since June 2018. Mr. Michas brings more than thirty years of financial services experience to our Board. He is serving as the Chairman of the Advisory Board to Juniper Investment Company, LLC since 2007 and is President of Masons Island LLC, a personal holding company. Prior to joining National, he served on the board of directors at Ramius Archview Fund from 2016 to 2017. He was President and Chief Executive Officer of Robeco USA, Inc. (Weiss, Peck & Greer), a $30 billion investment manager, from 2001 to 2004. He has held a number of senior management positions at Merrill Lynch and Co., including Chairman of Merrill Lynch Banks. He joined Merrill Lynch and Co. in 1974 as an analyst. He currently serves on the board of directors for the American School of Classical Studies at Athens. Mr. Michas is a chartered financial analyst (CFA), and holds a B.S. in Electrical Engineering from the University of Utah, an M.S. in Systems Theory and Control from the University of California at Berkeley and an M.B.A. from the Harvard Business School. The Board believes that Mr. Michas’s financial services experience qualifies him to serve as a member of the Board.

Eli Salig has served as a member of the Board since September 2016. Mr. Salig also serves on the Audit Committee. Mr. Salig is currently an independent business consultant who provides mentoring and guidance to incubators and start-ups primarily on human resource issues, including executive coaching and talent acquisition and management. Mr. Salig was President and Chief Operating Officer of ASI Solutions, Inc. (ASIS), a human resource consulting and outsourcing firm that he co-founded, from 1978 to 2001. Following the acquisition of ASIS in 2001 by AON Consulting, Mr. Salig served as AON Consulting’s Executive Vice President until 2004. The Board believes that Mr. Salig’s business and human resource experience qualifies him to serve as a member of the Board.

Michael E. Singer has served as a member of the Board since May 2017, as Executive Vice Chairman of the Board since June 2018 and is a member of the Board’s Legal Committee. He also serves as Head of Strategy for National Holdings. Mr. Singer has over twenty-years’ experience leading alternative investment management firms. Prior to joining National in June 2018, he served as CEO and President of Ramius, LLC, an alternative investment advisory platform, from 2012 to 2017. At Ramius, Mr. Singer directed strategy and execution of the firm's business plan. Prior to joining Ramius, Mr. Singer was Co-President of Ivy Asset Management, a hedge fund of funds business, from 2004 to 2009. At Ivy, Mr. Singer established the firm’s strategic plan and ran the day-to-day activities. He began his career at Weiss, Peck & Greer, a $17 billion asset management firm, where he spent nine years and served as Senior Managing Director and Executive Committee Member. He oversaw day-to-day operations, new product development, client relationship management, hedge fund sales and risk functions. In addition, Mr. Singer served as the Chairman of the board of directors of FC Global Realty Inc. (OTCMKTS: FCRE) from July to October 2018. Mr. Singer is a certified public accountant (CPA) and received his J.D. from Emory University School of Law and his B.S. from Penn State University. The Board believes that his securities expertise qualifies him to serve as a member of the Board.

There are no family relationships among any of our directors or executive officers.

CORPORATE GOVERNANCE

Board Independence

Our business and affairs are organized under the direction of the Board, which currently consists of seven members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to management.

Under applicable Nasdaq Stock Market (“Nasdaq”) rules, a director will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Nasdaq rules require that, subject to specified exceptions, audit committee members must also satisfy the independence criteria set forth in Rule 10A‑3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C‑1 under the Exchange Act. In order to be considered independent for purposes of Rule 10A‑3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C‑1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

The Board has determined that none of Daniel Hume, Nassos Michas, Neil Herskowitz or Eli Salig has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Stock Market, Inc. Marketplace Rules. The Board reached a similar determination with respect to Michael Weiss, who served as a director until June 11, 2018. In determining the independence of the directors listed above, the Board considered each of the transactions listed in “Certain Relationships and Related Transactions” on page 21 of this Annual Report on Form 10-K/A.

Board Committees

The Board has established an audit committee, a compensation committee and a legal committee. The Board has adopted a charter for each of the Audit Committee and Compensation Committee, which complies with the applicable requirements of current Nasdaq rules. Copies of each charter are available on the investor portion of the Company’s website, located at www.nhld.com.

Audit Committee

The Audit Committee held four meetings during the fiscal year ended September 30, 2018. The Audit Committee currently consists of Neil Herskowitz, Daniel Hume and Eli Salig. Mr. Herskowitz serves as the chair of the Audit Committee. Our Board has determined that each member of the Audit Committee is independent and otherwise qualified to be a member of the Audit Committee in accordance with the rules and regulations of the SEC and Nasdaq.

The SEC further requires that at least one member of the Audit Committee have a “heightened” level of financial and accounting sophistication. Such a person is known as the “audit committee financial expert” under the SEC’s rules. The Board has determined that Mr. Herskowitz is an “audit committee financial expert,” as the SEC defines that term, and is an independent member of our Board and our Audit Committee. Please see the biography or Mr. Herskowitz on page 2 of this Annual Report on Form 10-K/A for a description of his relevant experience.

The duties and responsibilities of the Audit Committee are set forth in the Charter of the Audit Committee. A copy of the Charter of the Audit Committee is available on the investor portion of the Company’s website, located at www.nhld.com. The duties and responsibilities of the Audit Committee include, among other things:

●	Reviewing and monitoring our financial statements and internal accounting procedures;

●	Selecting our independent registered public accounting firm; and

●	Consulting with and reviewing the services provided by such accounting firm.

Our Audit Committee has sole discretion over the retention, compensation, evaluation and oversight of our independent registered public accounting firm.

Compensation Committee

The Compensation Committee held one meeting and took two actions by unanimous written consent during the fiscal year ended September 30, 2018. The Compensation Committee currently consists of Nassos Michas and Daniel Hume. Mr. Michas serves as the chair of the Compensation Committee. Our Board has determined that each member of our Compensation Committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

The duties and responsibilities of the Compensation Committee are set forth in the Charter of the Compensation Committee. A copy of the Charter of the Compensation Committee is available on our website, located at www.nhld.com. As discussed in its charter, the duties and responsibilities of the Compensation Committee include, among other things:

●	Evaluating the performance of the Chief Executive Officer and other executive officers;

●	Determining the overall compensation of the Chief Executive Officer and other executive officers; and

●	Administering all executive compensation programs, including, but not limited to, incentive and equity-based plans.

The Compensation Committee evaluates the performance of the Chief Executive Officer and other executive officers on an annual basis and reviews and approves on an annual basis all compensation programs and awards relating to such officers. The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with the Company’s compensation philosophy. The Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than himself. The Compensation Committee may delegate its authority to grant awards to certain employees, and within specified parameters under the National Holdings Corporation 2013 Omnibus Incentive Plan, to a special committee consisting of one or more directors who may but need not be officers of the Company. During fiscal year 2018, however, the Compensation Committee did not delegate any such authority.

The report of the Compensation Committee can be found on page 11 of this Annual Report on Form 10-K/A. Additional information regarding the Compensation Committee’s processes and procedures for consideration of executive compensation can be found in the Compensation Discussion and Analysis beginning on page 7 of this Annual Report on Form 10-K/A.

Legal Committee

The Legal Committee, established in August 2017, held one meeting during the fiscal year ended September 30, 2018. The Legal Committee currently consists of Daniel Hume and Michael Singer. The duties and responsibilities of the Legal Committee are to review and assess any pending legal proceedings with a potential risk exposure in excess of $750,000 and to advise on any material legal matters as required by the executive team.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Nassos Michas and Daniel Hume. No member of the Compensation Committee during the fiscal year ended September 30, 2018 or as of the date of this Annual Report on Form 10-K/A is or has been an officer or employee of National or any of National’s subsidiaries, nor has any member of our Compensation Committee had any relationship with National requiring further disclosure.

During the fiscal year ended September 30, 2018, none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers either served as a member of our Compensation Committee or our Board.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

The Board believes that good corporate governance is important to ensure that National is managed for the long-term benefit of stockholders. The Board has adopted the National Holdings Corporation Code of Ethics and Business Conduct (the “Code of Conduct”), which applies to National’s directors, officers (including the chief executive officer, chief financial officer, controller and any person performing similar functions) and employees. We will provide a copy of the Code of Conduct, without charge, to any person who requests such copy by delivering written notice to our Corporate Secretary, Fred N. Knopf, at our address above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of the shares of our common stock to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of any Forms 3, 4 or 5 that they file. The SEC rules require us to disclose late filings of initial reports of stock ownership and changes in stock ownership by our directors, executive officers and 10% stockholders.

Based solely on a review of copies of Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal years ended September 30, 2017 and 2018, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner other than:

●	Two Forms 4 for Michael A. Mullen related to the grant of RSUs in April 2018 and the vesting of RSUs in January 2018;

●	Three Forms 4 for Glenn C. Worman related to the grants of RSUs in July 2017 and April 2018 and the vesting of RSUs in July 2018;

●	Three Forms 4 for John C. DeSena related to the grants of RSUs in July 2017 and April 2018 and the vesting of RSUs in July 2018;

●	One Form 4 for each of Robert B. Fagenson, Michael E. Singer, Neil Herskowitz, Daniel Hume and Eli Salig related to the grants of RSUs in February 2018; and

●	One Form 3 for Nassos Michas upon his appointment to the Board in June 2018.

Item 11 — Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is intended to assist our stockholders in understanding our executive compensation program by providing an overview of our executive compensation-related policies, practices and decisions for the fiscal year ended September 30, 2018. It also explains how we determined the material elements of compensation for our chief executive officer, our chief financial officer and our chief operating officer, whom we refer to as our “Named Executive Officers,” or “NEOs.” For the fiscal year ended September 30, 2018, our NEOs were:

●	Michael A. Mullen, our Chairman and Chief Executive Officer;

●	Glenn C. Worman, our President and Chief Financial Officer; and

●	John C. DeSena, our Chief Operating Officer.

Compensation Philosophy and Objectives

The primary goals of our compensation program and policies are to attract, retain and reward talented executives, ensure compensation is closely aligned with our corporate strategies and objectives and the long-term interests of our stockholders and ensure that total compensation is fair, reasonable and competitive within our industry.

Determining Executive Compensation

Role of the Compensation Committee and the Company’s Named Executive Officers

The Compensation Committee oversees our executive compensation programs, including approving incentive programs, granting equity awards and determining appropriate levels of compensation for our NEOs. Information about the Compensation Committee and its composition and responsibilities can be found on page 5 of this Annual Report on Form 10-K/A.

The Compensation Committee meets with our Chief Executive Officer to discuss his own compensation and that of our Chief Financial Officer based upon a subjective assessment of individual and Company performance during the prior year, achievement of any pre-set goals and objectives and overall trends in the marketplace. Our Chief Executive Officer makes recommendations regarding salary adjustments, bonus payouts and equity awards, and the Compensation Committee evaluates and modifies these recommendations, if it deems appropriate. Ultimately, decisions regarding the compensation of NEOs are made by the Compensation Committee, meeting in executive session, based upon the Compensation Committee’s deliberations. Decisions regarding other executive officers are made by the Compensation Committee after considering recommendations from the Chief Executive Officer.

Elements of Compensation

Our compensation program includes a mix of value opportunities and performance considerations. Our executive compensation program for the fiscal year ended September 30, 2018 consisted of the following components:

Compensation Element	Purpose
Base Salary

Base salary represents the fixed portion of an executive’s annual compensation and is intended to recognize the executive’s value to the Company based on skills and experience relative to the responsibilities of his or her position.

Annual Cash Bonus	Annual cash bonus represents the portion of an executive’s compensation that is intended to vary as a direct reflection of Company and individual performance for the year.
Long-Term Equity Awards	Long-term equity awards are intended to reward performance over a multi-year period, link the interests of executives to those of the stockholders, and encourage retention.
Health and Welfare Plans and Retirement Plan

We provide competitive levels of medical and disability coverage, and retirement benefits under our 401(k) plan. Our executives participate in the same programs offered to all of our eligible employees.

Severance Benefits	Our named executive officers generally have employment agreements that provide for severance benefits in certain circumstances.

Our annual cash bonus awards and our annual equity awards are based partially upon the Compensation Committee’s subjective assessment of both the Company’s performance and each individual executive’s contribution to the Company’s performance. Our equity awards (stock options and restrictive stock unit awards) are designed to vest based on a mix of time-based factors and our profitability and market capitalization.

We feel strongly that executive compensation and accountability be tied to the performance of our stakeholders. As such, we increased our profitability and market capitalization vesting targets for new grants this past fiscal year ended September 30, 2018. Specifically, we increased our profitability targets, which are measured in reference to Adjusted EBITDA (“AEBITDA”), from $10,000,000, $15,000,000 and $25,000,000 to $12,000,000, $18,000,000 and $30,000,000, respectively. Similarly, we increased our market capitalization targets from $75,000,000, $100,000,000 and $150,000,000 to $90,000,000, $120,000,000 and $180,000,000, respectively.

The Compensation Committee retains the discretion to reduce or eliminate the payment that otherwise might be payable to our executives based upon unforeseen events occurring during the year or its assessment of the Company’s or our executive’s performance in general.

Consideration of Prior Advisory Stockholder Vote on Executive Compensation

At the 2016 Annual Meeting of Stockholders, our stockholders voted to approve the compensation of the Company’s NEOs, as discussed and disclosed in the 2016 Proxy Statement. In considering the results of this advisory vote on executive compensation, the Compensation Committee concluded that the compensation paid to our NEOs and the Company’s executive pay practices enjoyed stockholder support.

In light of this support, the Compensation Committee decided to retain the core design of our executive compensation program, with an emphasis on short and long-term incentive compensation that rewards our executives when they and the Company perform well and, in turn, deliver value for our stockholders.

At the 2013 Annual Meeting of Stockholders, our stockholders expressed a preference that advisory votes on executive compensation be held every three years. Consistent with this preference, the Board decided to implement an advisory vote on executive compensation every three years until the next required vote on the frequency of stockholder votes on the compensation of executive officers, which will occur at our 2018 Annual Meeting of Stockholders.

Fiscal Year 2018 Executive Compensation

Base Salary

A competitive base salary is a necessary element to attract and retain an experienced and talented management team. As fixed cash compensation, a base salary provides financial stability and security for performing job responsibilities. The base salaries of our NEOs are set based on their respective responsibilities, performance and competitive market for similar executives. The Compensation Committee reviews the base salaries of our NEOs on an annual basis and makes adjustments as appropriate. The table below outlines the base salaries for our NEOs in the fiscal year ended September 30, 2018, pursuant to each NEOs’ respective employment agreement.

Named Executive Officer	Base Salary
Michael A. Mullen	$360,000
Glenn C. Worman	$300,000
John C. DeSena	$250,000

Cash Bonus

Mr. Mullen is eligible to earn an annual cash bonus, which may be conditioned upon the achievement of annual performance goals and objectives established by agreement between Mr. Mullen and the Board. Mr. Mullen’s target annual bonus opportunity is equal to 100% of his base salary. Each of Mr. Worman and Mr. DeSena participates in a bonus pool for our senior executive officers and have cash bonus targets set by management and approved by the Board.

After consideration of the Company’s performance and individual performance for Mr. Mullen, Mr. Worman and Mr. DeSena during fiscal year 2018, the Compensation Committee authorized bonuses for Mr. Mullen, Mr. Worman and Mr. DeSena in the amounts outlined in the below table. These bonuses were paid in January 2019.

Named Executive Officer	Cash Bonus Amount
Michael A. Mullen	$464,400
Glenn C. Worman	$322,500
John C. DeSena	$193,500

Long-Term Equity Incentive Awards

In April 2018, the Compensation Committee granted to each of Mr. Mullen, Mr. Worman and Mr. DeSena restricted stock units, or RSUs, determined based on the amount of their cash bonus. The following table outlines the RSUs granted.

Named Executive Officer	Restricted Stock Units Granted
Michael A. Mullen	246,857
Glenn C. Worman	137,143
John C. DeSena	102,857

Each of these awards vests as follows:

●	50% vest in equal annual installments over three years;

●	25% vest upon satisfaction of certain profitability targets; and

●	25% vest upon satisfaction of certain market capitalization targets.

For the profitability and market capitalization targets used during the fiscal year ended September 30, 2018, see page 7 in the “Elements of Compensation” section of this Annual Report on Form 10-K/A. Vesting of the performance-based portions of such RSUs require certification by the Compensation Committee that such performance goals have been met and shall occur on the date of certification. In March 2018, the Compensation Committee amended each of the existing RSU award agreements for Mr. Mullen, Mr. Worman and Mr. DeSena so that such RSUs will vest in full upon a change in control of the Company.

For additional information regarding our NEOs’ equity awards, see the “Summary Compensation Table,” the “Grants of Plan-Based Awards Table” and the “Outstanding Equity Awards at 2018 Fiscal Year End” table.

Perquisites and Other Executive Benefits

We offer Mr. Mullen and Mr. Worman an annual benefits allowance. We reimburse Mr. Mullen $2,545 for an annual gym membership, and we offer Mr. Worman an annual car allowance of $12,000.

Severance Benefits

We have employment agreements with our NEOs that provide, among other things, payment and benefits upon certain terminations of employment. We believe the severance benefits components of these agreements are an important component to recruiting and retaining high quality executive officers. For more information on Mr. Mullen, Mr. Worman’s and Mr. DeSena’s employment agreements see the “Potential Termination and Change in Control Payments” section under “Executive Compensation” beginning on page 15 of this Annual Report on Form 10-K/A.

REPORT OF THE COMPENSATION COMMITTEE

The following report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based on this review and these discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

By the Compensation Committee of the Board of Directors Nassos Michas, Chairman Daniel Hume Dated January 28, 2019

EXECUTIVE COMPENSATION

Fiscal 2018 Summary Compensation Table

The following table sets forth the cash and other compensation that we paid to our current NEOs or that was otherwise earned by our NEOs for their services in all capacities during fiscal 2016, 2017 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($) (2)	Total ($)
Michael A. Mullen	2018	$360,000	$360,000	$926,949	-	$1,211,926	$2,858,875
Chairman and Chief Executive Officer	2017	$270,000	$360,000	$1,462,000	-	$2,449,081	$4,541,081
Glenn C. Worman	2018	$297,500	$200,000	$514,973	-	$24,327	$1,036,800
President and Chief Financial Officer	2017	$290,000	$200,000	$319,000	-	$23,568	$832,568
	2016	$283,958	$135,000	$-	-	$32,204	$451,162
John C. DeSena (4) Chief Operating Officer	2018	$241,250	$150,000	$386,229	-	$2,554	$780,033

(1)

The amounts shown in this column represent the grant date fair value of RSUs, which was computed in accordance with FASB ASC Topic 718 without regard to estimated forfeitures related to service-based vesting conditions. Refer to Note 14 in the Notes to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2018 for information regarding the assumptions used to value these awards.

(2)	The amounts included in this column for fiscal year 2018 are as follows:

Michael A. Mullen
Benefits Allowance	$19,168
Gym Membership	$2,545
Total	$21,713

The amount included in this column for Mr. Mullen also includes $3,624,422 in commissions earned pursuant to Mr. Mullen’s Independent Contractor Agreement, dated April 22, 2008, with National Securities Corporation whereby in exchange for establishing and maintaining a branch. Mr. Mullen receives 100% of income accrued at the branch, before expenses associated with the operation of such branch, including commissions owed to its registered representatives.

Glenn C. Worman
Benefits Allowance	$12,327
Auto Allowance	$12,000
Total	$24,327

John C. DeSena
Benefits Allowance	$2,554

(4)	Mr. DeSena was appointed as Chief Operating Officer of our company on July 20, 2018 and prior to that was Head of Financial Planning & Analysis.

CEO Pay Ratio

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. As is permitted under the SEC rules, we used cash compensation paid in 2018 to determine our median employee definition and not total compensation as set forth in our Summary Compensation Table. We annualized pay for those who commenced employment during fiscal year 2018. Using the fiscal year end date of September 30, 2018, we calculated the median cash compensation of our employee population of 460. We then produced a sample of employees who were paid within a 5% range of that median cash compensation and selected an employee from within that group as our median employee. We then determined that this median employee's total compensation for fiscal year 2018 was $47,731. The Chief Executive Officer's total compensation for fiscal year 2018 was $2,858,875 as disclosed in the Summary Compensation Table. Therefore, our estimate of the ratio of Chief Executive Officer pay to median employee pay is 60:1. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the ratio reported above should not be used as a basis for comparison between companies.

Grants of Plan-Based Awards in Fiscal 2018

The following table summarizes grants made to the named executive officers in fiscal year 2018.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#) (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All other option awards: Number of securities underlying options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Michael A. Mullen	4/10/2018	-	123,428	123,429	-	-	926,949
Glenn C. Worman	4/10/2018	-	68,571	68,572	-	-	514,973
John C. DeSena	4/10/2018	-	51,428	51,429	-	-	386,229

(1)

Represents the number of RSUs granted in fiscal year 2018 that could be earned under performance-based vesting. See pertinent details regarding the RSUs in the section entitled “Long-Term Equity Incentive Awards” on page 9 of this Annual Report on Form 10-K/A.

(2)

Represents the number of RSUs granted in fiscal year 2018 that could be earned under time-based vesting. See the description of the RSUs in the section entitled “Long-Term Equity Incentive Awards” on page 9 of this Annual Report on Form 10-K/A.

Narrative to Summary Compensation Table

Employment Agreements

Michael A. Mullen. On January 3, 2017, we entered into an employment agreement with Michael A. Mullen as our Co-Chief Executive Officer (the “Mullen Agreement”) providing for the term of his employment for a period beginning on January 3, 2017, until such time as the other Co-Chief Executive Officer of the Company (Robert B. Fagenson) was removed or resigned, in which case Mr. Mullen would automatically assume the title and duties of Chief Executive Officer under the terms of his employment agreement. In addition, Mr. Mullen is the Chairman of the Board of each of Company’s operating subsidiaries including but not limited to National Securities Corporation, National Asset Management Corporation and National Insurance Corporation. Under the terms of the Mullen Agreement, Mr. Mullen earns a base salary of $360,000 per year. In addition to his base salary, Mr. Mullen is eligible to earn an annual cash bonus, conditioned upon the achievement of annual performance goals and objectives established by agreement between Mr. Mullen and the Board. Mr. Mullen’s target annual bonus opportunity is equal to 100% of his base salary.

On December 31, 2018, we entered into an amended and restated employment agreement with Mr. Mullen (the “Amended Mullen Agreement”). Under the terms of the Amended Mullen Agreement, Mr. Mullen earns a base salary of $360,000 per year and is eligible to earn an annual cash and restricted stock bonus at a target level determined by the Compensation Committee and pursuant to the terms and conditions of the Company’s 2017 Fiscal Year Bonus Plan. Mr. Mullen’s target annual cash bonus for the fiscal year beginning October 1, 2018 is $360,000.

Glenn C. Worman. On May 7, 2015, we entered into an employment agreement with Glenn C. Worman (the “Worman Agreement”) providing for the term of his employment for a period beginning on May 7, 2015 (the “Effective Date”) and ending on May 5, 2017 (the “Worman Term”). The Worman Agreement provided a base salary at a rate of $280,000 per annum during the first 12 months of the Worman Term, and $290,000 during the second 12 months of the Worman Term. We paid Mr. Worman a signing bonus of $40,000 on August 9, 2015 and we also paid him a bonus of $35,000 on July 1, 2016. Mr. Worman was entitled to an initial guaranteed bonus of $100,000, which he received in January 2016. Under the terms of the Worman Agreement, Mr. Worman is also eligible for an annual bonus as determined by the Compensation Committee of the Board and was included in the bonus pool for our senior executive officers.

On December 31, 2018, we entered into a new employment agreement with Mr. Worman (the “2018 Worman Agreement”). Under the terms of the 2018 Worman Agreement, Mr. Worman earns a base salary of $300,000 per year and is eligible to earn an annual cash and restricted stock bonus at a target level determined by the Compensation Committee and pursuant to the terms and conditions of the Company’s 2017 Fiscal Year Bonus Plan. Mr. Worman’s target annual cash bonus for the fiscal year beginning October 1, 2018 is $250,000.

John C. DeSena. On December 31, 2018, we entered into a new employment agreement with Mr. DeSena (the “2018 DeSena Agreement”). Under the terms of the 2018 DeSena Agreement, Mr. DeSena earns a base salary of $250,000 per year and is eligible to earn an annual cash and restricted stock bonus at a target level determined by the Chief Executive Officer and pursuant to the terms and conditions of the Company’s 2017 Fiscal Year Bonus Plan. Mr. DeSena’s target annual cash bonus for the fiscal year beginning October 1, 2018 is $150,000.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each NEO as of September 30, 2018:

		Option Awards (1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares or Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Michael A.	1/3/2017	-	-	-	-	234,375	(2)	$750,000	260,417	(2)	$833,334
Mullen	4/10/2018	-	-	-	-	123,429	(2)	$394,973	123,428	(2)	$394,970
Glenn C.	5/7/2015	60,000	-	4.50	6/20/2023	-		-	-		-
Worman	5/7/2015	60,000	-	5.50	6/20/2023	-		-	-		-
	5/7/2015	60,000	-	6.00	6/20/2023	-		-	-		-
	7/19/2017	-	-	-	-	46,875	(2)	$150,000	52,083	(2)	$166,666
	4/10/2018	-	-	-	-	68,572	(2)	$219,430	68,571	(2)	$219,427
John C.	7/19/2017	-	-	-	-	28,125	(2)	$90,000	31,250	(2)	$100,000
DeSena	4/10/2018	-	-	-	-	51,429	(2)	$164,573	51,428	(2)	$164,570

(1)	Reflects the value calculated by multiplying the number of shares underlying the RSUs by $3.20, which was the closing price of our common stock on September 28, 2018.

(2)

The RSUs vest as follows: (1) 50% vest in equal annual installments over three or four years; (2) 25% vest based upon the Company first achieving certain market capitalization milestones for 30 consecutive trading days; and (3) 25% vest based upon the Compensation Committee’s certification that the Company first achieved certain AEBITDA milestones at the end of a fiscal year. The RSUs also vest in full upon a change in control of the Company.

The following table summarizes the option exercises and stock vested for each NEO during the fiscal year ended September 30, 2018:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Michael A. Mullen	-	-	130,208	$408,854
Glenn C. Worman	-	-	26,042	$83,490
John C. DeSena	-	-	15,625	$50,094

(1)	Reflects the value calculated by multiplying the number of shares acquired on vesting by the closing price of our common stock on the day of the vesting.

Potential Termination and Change in Control Payments

Michael A. Mullen, Glenn C. Worman and John C. DeSena. Under each of the Amended Mullen Agreement, the 2018 Worman Agreement and the 2018 DeSena Agreement, if such executive’s employment is terminated as a result of his death or disability, the Company must pay to him or his estate his base salary through the date of his termination, any benefits which he is entitled to receive under any Company plan, any expense reimbursement amounts owed to him, and any accrued but unpaid annual bonuses earned by him prior to the date of his death or termination for disability (the “Accrued Obligations”). The executive will also be entitled to a pro rata portion of his target bonus during the year of termination. In addition, any shares of restricted stock awards or RSUs outstanding on the date of his termination will become fully-vested and non-forfeitable as of his date of termination, and any vested stock options outstanding on the date of his termination will remain exercisable by him for a period of 24 months following the date of his termination (or, if earlier, the normal expiration date of such stock options). Any unvested portion of outstanding stock options as of the date of the executive’s termination will be forfeited.

If such executive’s employment is terminated by the Board for “cause” or by the executive without “good reason”, then the Company must pay to him the Accrued Obligations. Any unvested stock options and shares of unvested restricted stock awards or RSUs outstanding on the date of his termination will be forfeited without consideration as of such date. The vested portion of any options as of the date of the executive’s termination will remain exercisable for 30 days following such date (or, if earlier, the normal expiration date of such stock options).

If such executive’s employment is terminated by the Company other than as stated above or by the executive for good reason, the Company must pay to him the Accrued Obligations. In addition, following execution of the Company’s standard release of claims, the Company will pay to the executive a lump sum severance payment equal to two times the sum of such executive’s base salary and target bonus for the fiscal year in which such termination occurs and an additional sum equal to his pro rata target bonus for the fiscal year in which such termination occurs. In addition, the Company will pay for the entire premium cost for continuing health care benefits under COBRA for up to 12 months for the executive and his eligible dependents. Any shares of restricted stock awards or RSUs outstanding on the date of his termination will become fully-vested and non-forfeitable as of his date of termination, and any stock options outstanding on the date of his termination will become fully-vested and will remain exercisable by him for a period of 12 months following the date of his termination (or, if earlier, the normal expiration date of such stock options).

“Cause” under each of the Amended Mullen Agreement, the 2018 Worman Agreement and the 2018 DeSena Agreement means: (i) such executive’s material breach of restrictive covenants contained in the applicable agreement, or material breach of any other provision of such agreement, subject to applicable cure periods; (ii) such executive’s willful and continual failure or refusal to perform his duties under the applicable agreement (other than by reason of death or disability), provided such failure or refusal continues for a period of thirty (30) days after receipt of written notice thereof from the Board in reasonable detail of such failure or refusal; (iii) any action by such executive constituting willful misconduct or gross negligence in respect his obligation to the Company that results in material economic damage to the Company; and (iv) such executive’s conviction of, or a plea of guilty or nolo contendere to, a felony. Notwithstanding the foregoing, cause does not include any action taken by such executive’s in connection with his duties under the applicable agreement if he acted in good faith and in a manner he reasonably believed to be in, and not opposed to, the best interest of the Company.

“Good Reason” under each of the Amended Mullen Agreement, the 2018 Worman Agreement and the 2018 DeSena Agreement means the occurrence of any of the following without such executive’s express prior written consent: (i) any material breach of the applicable agreement by the Company; (ii) a material reduction by the Company of such executive’s duties, responsibilities, or authority; (iii) a reduction in such executive’s base salary; (iv) a requirement that, under the Amended Mullen Agreement, Mr. Mullen report to anyone other than the Board and, under the 2018 Worman Agreement and 2018 DeSena Agreement, such executive report to anyone other than the CEO; (v) on or before December 31, 2021, a change in the composition of the Board that results in the Continuing Directors (as defined in the applicable agreement) no longer constituting at least a majority of the Board (vi) a material change in the geographic location at which such executive must perform services (which, for purposes of the Amended Mullen Agreement, the 2018 Worman Agreement and the 2018 DeSena Agreement, means a relocation of the Company’s principal place of business of such executive outside of the New York City metropolitan area) or (vii) under the 2018 DeSena Agreement, the separation from employment of both Mr. Mullen and Mr. Worman due to their termination without Cause or resignation for Good Reason. Under each of the Amended Mullen Agreement, the 2018 Worman Agreement and the 2018 DeSena Agreement, such executive may terminate his employment for good reason only if (A) he has provided the Company with written notice of the asserted good reason condition within ninety days after its initial existence; (B) the Company fails to cure the condition within thirty days after receiving such notice; and (C) such executive terminates employment within ninety days following his written notice to the Company of the existence of the good reason condition.

The Amended Mullen Agreement, the 2018 Worman Agreement and the 2018 DeSena Agreement include post-employment obligations providing a three-month noncompete and a nine-month prohibition on soliciting or hiring employees, independent contractors and financial advisors of the Company and its subsidiaries.

The following table sets forth the estimated amount of the payments and benefits each that Mr. Mullen, Mr. Worman and Mr. DeSena would receive under the scenarios identified therein, in each case assuming a termination of employment and/or change in control on September 30, 2018. The payments and benefits described and quantified below are in addition to the compensation and benefits that would already be vested upon a termination of employment, including but not limited to accrued but unpaid salary, accrued but unpaid bonuses, and benefits accrued under the 401(k) plan.

Name	Benefit Type	Termination Other Than for Cause; Resignation For Good Reason (Prior to a Change in Control) ($)	Death or Disability ($)	Termination Other Than For Cause; Resignation For Good Reason (Following a Change in Control) ($)	Change in Control (Absent Termination) ($) (1)
Michael A. Mullen	Cash Severance (2)	$900,000	--	$1,080,000	--
	COBRA Reimbursement	$46,253	--	$46,253	--
	Value of Acceleration of Equity (3)	$2,373,277	$2,373,277	$2,373,277	$2,373,277
	Total	$3,319,530	$2,373,277	$3,499,530	--
Glenn C. Worman	Cash Severance	--	--	--	--
	COBRA Reimbursement	--	--	--	--
	Value of Acceleration of Equity (4)	--	--	--	$755,523
	Total	--	--	--	--
John C. DeSena	Cash Severance	--	--	$250,000	--
	COBRA Reimbursement	--	--	--	--
	Value of Acceleration of Equity (5)	--	--	--	$519,143
	Total	--	--	$250,000	--

(1)

No amounts would have vest upon a change in control absent termination of employment, unless approved in the discretion of the Compensation Committee under the 2013 Plan. In March 2018, the Compensation Committee amended the RSUs granted to each of Mr. Mullen, Mr. Worman and Mr. DeSena so that such RSUs grant upon a change in control.

(2)	Consists of target bonus plus a multiple of salary.

(3)	Reflects the value calculated by multiplying 741,649 shares underlying the restricted stock units by $3.20 which was the closing price of our common stock on September 28, 2018.

(4)	Reflects the value calculated by multiplying 236,101 shares underlying the restricted stock units by $3.20 which was the closing price of our common stock on September 28, 2018.

(5)	Reflects the value calculated by multiplying 162,232 shares underlying the restricted stock units by $3.20 which was the closing price of our common stock on September 28, 2018.

DIRECTOR COMPENSATION

Cash Compensation. Our non-employee directors are to receive the following cash compensation: (i) $50,000 annual retainer; and (ii) $10,000 additional retainer for service as Chairman of the Board, Vice-Chairman of the Board, and Chairman of the Audit Committee. Each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of our Board and meetings of committees of our Board.

Equity Compensation. Our non-employee directors are to receive the following equity compensation under the 2013 Omnibus Incentive Plan.

●	Initial Stock Grant. Non-employee directors receive 50,000 RSUs upon initial election or appointment to the Board. The RSUs will vest in equal annual installments over three years, beginning on the first anniversary of the date of grant.

●

Annual Stock Grant. Non-employee directors receive an RSU award of $50,000 worth of restricted stock annually for service on our Board. The RSUs will vest in equal annual installments over three years, beginning on the first anniversary of the date of grant.

2018 Director Compensation

Our non-employee directors each received $50,000 in cash compensation for the fiscal year ended September 30, 2018. In addition, the Chairman of the Board, Vice-Chairman of the Board, and Chairman of the Audit Committee each received an additional $10,000 as compensation for their service during the same time period.

Director Compensation Table for 2018

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)	Option Awards ($)	Total ($)
Robert B. Fagenson	$60,000		$286,000	-	$346,000
Neil Herskowitz	$60,000		$286,000	-	$346,000
Daniel Hume	$50,000		$286,000	-	$336,000
Nassos Michas	$12,500		-	-	$12,500
Michael A. Mullen (2)	-		-	-	-
Eli Salig	$50,000		$286,000	-	$336,000
Michael E. Singer	$50,000	(3)	$286,000	-	$336,000

(1)	Grant date fair value of stock award.

(2)

Mr. Mullen did not receive any additional compensation in his capacity as a director. See “Executive Compensation” on page 12 of this Annual Report on Form 10-K/A for details on Mr. Mullen’s compensation for the fiscal year ended September 30, 2018.

(3)	Mr. Singer received compensation as an employee of the Company in the amount of $75,712 for the fiscal year ended September 30, 2018. This amount includes $4,887 in benefits allowance.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF OUR DIRECTORS, EXECUTIVE OFFICERS
AND 5% BENEFICIAL OWNERS

The following table shows information, as of January 18, 2019, concerning the beneficial ownership of our common stock by:

●	Each person we know to be the beneficial owner of more than 5% of our common stock;

●	Each of our current directors;

●	Each of our NEOs shown in our Summary Compensation Table; and

●	All current directors and executive as a group.

As of January 18, 2019, there were 12,610,545 shares of our common stock outstanding. In order to calculate a stockholder’s percentage of beneficial ownership, we include in the calculation those shares underlying options or warrants beneficially owned by that stockholder that are vested or that will vest within 60 days of January 18, 2019. Shares of restricted stock are deemed to be outstanding. Options or warrants held by other stockholders that are not attributed to the named beneficial owner are disregarded in this calculation.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of our common stock. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person’s name, except to the extent authority is shared by spouses under community property laws.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders
Fortress Biotech, Inc. (1)	4,027,428	31.9%
B. Riley Financial, Inc. (2)	3,010,054	23.9%
Daniel Asher (3)	1,577,861	12.5%

Executive Officers, Directors and Nominees
Robert B. Fagenson (4)	523,390	4.2%
Neil Herskowitz (5)	28,531	*
Daniel Hume (5)	28,531	*
Nassos Michas	-	*
Michael A. Mullen (6)	176,000	1.4%
Eli Salig (5)	28,531	*
Michael E. Singer (5)	28,531	*
John C. DeSena	10,316	*
Glenn C. Worman (7)	197,195	1.6%
All current executive officers and directors (nine persons)	1,021,025	8.1%

* Less than 1%

(1)

Information is based on Amendment No. 1 to Schedule 13D filed jointly by Fortress Biotech, Inc., FBIO Acquisition, Inc., a wholly-owned subsidiary of Fortress (“FBIO”), Opus Point Partners, LLC (“OPP”), Opus Point Partners Management, LLC (“OPPM”), Michael S. Weiss and Lindsay A. Rosenwald on November 26, 2018. According to the Schedule 13D/A: (i) Fortress and FBIO may be deemed to beneficially own 4,027,428 shares of our common stock, as a result of selling 3,010,054 shares of our common stock to NHC Holdings, LLC, a wholly-owned subsidiary of B. Riley Financial, Inc., pursuant to the SPA (as defined in footnote (2) below); and (ii) OPP, OPPM, Mr. Weiss and Dr. Rosenwald may be deemed to beneficially own 522,292 shares of our common stock. OPP is the parent company of OPPM, Mr. Weiss is a director and the Executive Vice Chairman of Fortress and a manager of OPP and Dr. Rosenwald is a director and the Chairman, President and Chief Executive Officer of Fortress, President and Chief Executive Officer of FBIO and a manager of OPP. The business address of each of Fortress, FBIO, OPP, OPPM, Mr. Weiss and Dr. Rosenwald is 2 Gansevoort Street, 9th Floor, New York, NY 10014.

(2)

Information is based on Schedule 13D filed jointly by B. Riley Financial, Inc., a Delaware corporation, and NHC Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of B. Riley Financial, Inc., on November 26, 2018. According to the Schedule 13D, the Reporting Persons own 3,010,054 shares, as a result of NHC Holdings, LLC purchasing 3,010,054 shares from Fortress and FBIO on November 16, 2018 in the first of two closings whereby NHC Holdings, LLC would purchase all shares of our common stock held by Fortress and FBIO pursuant to a Stock Purchase Agreement (“SPA”) executed between the parties on November 14, 2018. The address of the principal business office of each of the foregoing is 21255 Burbank Boulevard, Suite 400, Woodland Hills, California 91367.

(3)

Information is based on Schedule 13G filed by Daniel Asher on January 11, 2019. According to the Schedule 13G, the Reporting Person owns 1,577,861 shares. The address of the principal business office of each of the foregoing is 111 W. Jackson Blvd., 20th Floor, Chicago, IL 60604.

(4)

Grant date fair value of stock award. Consists of (i) 150,000 shares of our common stock issuable upon exercise of options, (ii) 5,001 shares of our common stock held in a Trust for the benefit of Toby Fagenson, of which Mr. Fagenson is the sole Trustee and has sole voting and investment power over such shares, (iii) 301,463 shares of our common stock held by Fagenson & Co., Inc., of which Mr. Fagenson is the President and majority shareholder, (iv) 5,000 shares of our common stock held directly by Mr. Fagenson, (v) 33,395 shares of our common stock held by National Securities Growth Partners LLC, of which Mr. Fagenson is the managing Member and has sole voting and investment power and (vi) 28,531 shares of our common stock issuable upon the conversion of RSUs that will vest within 60 days of January 18, 2019.

(5)	Consists of 28,531 shares of our common stock issuable upon the conversion of RSUs that will vest within 60 days of January 18, 2019.

(6)	Includes 78,125 RSUs granted in January 2017. These RSUs vested in January 2019.

(7)	Includes 180,000 vested stock options.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

BOARD INDEPENDENCE

Our Board has affirmatively determined that four of our seven directors are independent directors. In making this determination, our Board found that none of the Company’s independent directors had a material or other disqualifying relationship with the Company. See further discussion above under “Item 10—Directors, Executive Officers and Corporate Governance—Corporate Governance.”

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review, Approval or Notification of Transactions with Related Persons

Our Board reviews and votes on transactions, arrangements and relationships between us and any of our directors, director nominees, executive officers, beneficial owners of more than 5% of our common stock and their respective immediate family members where the amount involved in the transaction exceeds or is expected to exceed $120,000 in a fiscal year (such transaction, arrangement or relationship, the “Related Transaction”). The director who has a material interest in the related transaction must recuse himself from the vote of the Board of Directors vote on such matter. A majority vote of the remaining members of our Board is required for approval of the related transaction. Before such vote, the members of our Board who are independent of the related transaction review, among other things, the following factors:

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

Certain Relationships and Related Transactions

Arrangements Regarding Robert B. Fagenson

Mr. Fagenson is a party to an Independent Contractor Agreement, dated April 1, 2018, with National Securities Corporation (“NSC”), our wholly-owned subsidiary, whereby in exchange for establishing and maintaining a branch office of NSC in New York, New York, Mr. Fagenson receives 90% of income accrued at the branch, before expenses associated with the operation of such branch, including commissions owed to its registered representatives, which amount to date has been immaterial. Prior to entry into this agreement, Mr. Fagenson was a party to an Independent Contractor Agreement, dated February 27, 2012, with NSC, whereby in exchange for establishing and maintaining a branch office of NSC in New York, New York, Mr. Fagenson received 50% of income accrued at the branch, which amount to date has been immaterial.

Arrangements Regarding Michael A. Mullen

Similarly, Mr. Mullen is a party to an Independent Contractor Agreement, dated April 22, 2008, with NSC whereby in exchange for establishing and maintaining a branch. Mr. Mullen receives 100% of income accrued at the branch, before expenses associated with the operation of such branch, including commissions owed to its registered representatives. During the fiscal year ended September 30, 2018, Mr. Mullen earned $1,190,213 in commissions, under this arrangement. Information regarding Mr. Mullen’s compensation by our company is set forth under “Executive Compensation” above.

Arrangements Regarding Fortress Biotech, Inc. and FBIO Acquisition, Inc.

On April 27, 2016, we entered into the Merger Agreement with Fortress and FBIO, pursuant to which, among other things, FBIO launched a tender offer for all of the issued and outstanding shares of our common stock at a purchase price of $3.25 per share in cash. FBIO completed its tender offer on September 12, 2016, at which time FBIO acquired 7,037,482 shares of our common stock, representing approximately 56.6% of our issued and outstanding shares of common stock and approximately 51.4% of our issued and outstanding shares of common stock on a fully-diluted basis immediately following the completion of the tender offer.

In connection with the execution and delivery of the Merger Agreement, we entered into the Stockholders Rights Agreement with FBIO, which became effective on September 12, 2016. Pursuant to the Stockholder Rights Agreement, if as of the closing of the tender offer, FBIO and its affiliates own at least 35% of all then outstanding shares of our common stock, FBIO and its affiliates will be prohibited for a certain period of time from initiating or proposing certain actions with respect to our company, including: (i) until the earlier of September 12, 2019 and the date that FBIO and its affiliates own less than 20% of all then outstanding shares of our common stock, certain going-private transactions; (ii) until the earlier of September 12, 2017 and the date that FBIO and its affiliates own less than 20% of all then outstanding shares of our common stock, certain business combinations; and (iii) the until the earlier of September 12, 2019 and the date that FBIO and its affiliates own less than 20% of all then outstanding shares of our common stock, reverse stock-splits with respect to our common stock of a ratio greater than or equal to 100 to one. The Stockholder Rights Agreement also provides FBIO certain director nomination rights with respect to our Board. Through September 12, 2019, so long as FBIO holds any shares of our common stock, FBIO will have the right to designate for nomination by our Board (or the applicable committee thereof) all directors to be elected at any annual or special meeting of the stockholders of our company.

During the 12-month period ended September 30, 2018, financings conducted by our company for Fortress and its affiliates generated revenues in the amount of approximately $4,931,000, which amount represented approximately 35% of our biotech and healthcare investment banking revenue for such period, and approximately 9% of our total investment banking revenue for such period. During such 12-month period, revenues from our biotech and healthcare investment banking business were approximately $14,119,000, which represented approximately 24% of all of our investment banking revenue for such period.

Item 14 — Principal Accountant Fees and Services

Principal Accountant Fees and Services

BDO USA, LLP, the independent registered public accounting firm that audited our financial statements for the fiscal year ended September 30, 2018, has served as our independent registered public accounting firm since May 31, 2018. Previously, EisnerAmper LLP served as our independent registered public accounting firm since 2014.

All proposed engagements of BDO USA, LLP, whether for audit services, audit-related services, tax services, or permissible non-audit services, were pre-approved by our Audit Committee.

The following table summarizes the fees billed to us for each of the last two fiscal years.

Services Provided	Fiscal 2017 Fees to EisnerAmper LLP	Fiscal 2018 Fees to EisnerAmper LLP	Fiscal 2018 Fees to BDO USA, LLP
Audit Fees	$528,000	$315,000	$355,000
Audit-Related Fees	$8,000	$7,000	-
Tax Fees	$132,000	$5,000	$100,000
All Other Fees	$6,000	-	-
Total Fees	$674,000	$327,000	$455,000

Audit Fees

For the fiscal year ended September 30, 2018, BDO USA, LLP billed us an aggregate of $355,000 for professional services in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K for that fiscal year, the review of our financial statements included in our Quarterly Report on Form 10-Q for the three months and nine months ended June 30, 2018 and other services provided in connection with registration statements.

For the fiscal years ended September 30, 2018 and 2017, EisnerAmper LLP billed us an aggregate of $315,000 and $528,000, respectively, for professional services in connection with the audits of our annual financial statements included in our Annual Reports on Form 10-K for the fiscal year ended September 30, 2017, the review of our financial statements included in our Quarterly Reports on Form 10-Q during those two fiscal years (except for our Quarterly Report on Form 10-Q for the three months and nine months ended June 30, 2018), and other services provided in connection with registration statements.

Audit-Related Fees

For the fiscal years ended September 30, 2018 and 2017, EisnerAmper LLP billed us an aggregate of $7,000 and $8,000, respectively, for audit-related services reasonably related to the performance of the audit and reviews for those two fiscal years, in addition to the fees described above under the heading “Audit Fees.”

Tax Fees

For the fiscal year ended September 30, 2018, BDO USA, LLP billed us an aggregate of $100,000 for tax compliance, tax advice or tax planning. For the fiscal years ended September 30, 2018 and 2017, EisnerAmper LLP billed us an aggregate of $5,000 and $132,000, respectively, for tax compliance, tax advice or tax planning.

All Other Fees

Fees paid to EisnerAmper LLP in 2017 for acquisition-related matters amounted to $6,000.

Pre-Approval of Services

Our Audit Committee has established a policy setting forth the procedures under which services provided by our independent registered public accounting firm will be pre-approved by our Audit Committee. Pursuant to the rules and regulations of the SEC, before our independent public accountant is engaged to render audit or non-audit services, the Audit Committee must pre-approve the engagement. The Audit Committee shall establish pre-approval policies and procedures regarding the Company’s engagement of the independent auditor for audit or permitted non-audit services. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. Audit Committee pre-approval of permitted non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(3) Exhibits

The exhibits listed in the Exhibit Index in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2018 Form 10-K were filed or incorporated by reference as part of the 2018 Form 10-K and the exhibits listed in the Exhibit Index below are filed as part of this Amendment.

EXHIBIT INDEX

Exhibit Number	Description
3.1(m)

The Company’s Amended and Restated Certificate of Incorporation, dated as of February 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 1, 2017; File No. 001-12629).

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION

	By:	/s/ Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
Date: January 28, 2019		(Principal Executive Officer)

	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
Date: January 28, 2019		(Principal Financial Officer)