Form 10-Q
period 2018-12-31
NATIONAL HOLDINGS CORP
filed 2019-02-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2018	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of January 31, 2019 there were 12,610,545 shares of the registrant’s common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2018

FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report. All statements that express or involve discussions as to: expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates or hopes and words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission (“SEC”). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (i) general economic conditions; (ii) our ability to obtain future financing or funds when needed; (iii) our ability to maintain sufficient regulatory net capital; (iv) the ability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers; (v) a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed; (vi) increased competition from business development portals; (vii) technological changes; (viii) our potential inability to implement our growth strategy through acquisitions or joint ventures; (ix) acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; (x) our continued ability to maintain and execute our business strategy; and (xi) our potential inability to secure additional debt or equity financing.

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018 (Unaudited)	September 30, 2018
ASSETS
Cash	$30,813,000	$27,920,000
Restricted cash	1,354,000	1,353,000
Cash deposits with clearing organizations	336,000	336,000
Securities owned, at fair value	7,208,000	7,786,000
Receivables from broker-dealers and clearing organizations	2,751,000	3,967,000
Forgivable loans receivable	1,531,000	1,567,000
Other receivables, net	5,595,000	4,265,000
Prepaid expenses	4,501,000	4,065,000
Fixed assets, net	2,652,000	2,671,000
Intangible assets, net	4,502,000	4,730,000
Goodwill	5,153,000	5,153,000
Deferred tax asset, net	4,105,000	4,192,000
Other assets, principally refundable deposits	767,000	444,000
Total Assets	$71,268,000	$68,449,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued commissions and payroll payable	$13,040,000	$12,862,000
Accounts payable and accrued expenses	8,107,000	8,019,000
Deferred clearing and marketing credits	524,000	576,000
Other	620,000	57,000
Total Liabilities	22,291,000	21,514,000

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at December 31, 2018 and September 30, 2018; 12,610,545 shares issued and outstanding at December 31, 2018 and 12,541,890 shares issued and outstanding at September 30, 2018	252,000	250,000
Additional paid-in-capital	87,729,000	86,510,000
Accumulated deficit	(39,004,000)	(39,825,000)
Total Stockholders’ Equity	48,977,000	46,935,000

Total Liabilities and Stockholders’ Equity	$71,268,000	$68,449,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended December 31,
	2018	2017
Revenues
Commissions	$21,012,000	$25,618,000
Net dealer inventory (losses) gains	(503,000)	905,000
Investment banking	27,071,000	14,547,000
Investment advisory	5,858,000	5,333,000
Interest and dividends	1,584,000	631,000
Transaction fees and clearing services	2,149,000	2,297,000
Tax preparation and accounting	774,000	523,000
Other	162,000	226,000
Total Revenues	58,107,000	50,080,000

Operating Expenses
Commissions, compensation and fees	49,410,000	43,561,000
Clearing fees	759,000	743,000
Communications	822,000	760,000
Occupancy	925,000	955,000
License and registration	579,000	637,000
Professional fees	1,985,000	1,393,000
Interest	8,000	2,000
Depreciation and amortization	398,000	379,000
Other administrative expenses	1,904,000	1,826,000
Total Operating Expenses	56,790,000	50,256,000
Income (Loss) before Other Income (Expense) and Income Taxes	1,317,000	(176,000)

Other Income (Expense)
Change in fair value of warrant liability	—	(5,597,000)
Other income	6,000	6,000
Total Other Income (Expense)	6,000	(5,591,000)
Income (Loss) before Income Taxes	1,323,000	(5,767,000)

Income tax expense	367,000	2,273,000
Net Income (Loss)	$956,000	$(8,040,000)

Net income (loss) per share - Basic	$0.08	$(0.65)
Net income (loss) per share - Diluted	$0.08	$(0.65)

Weighted average number of shares outstanding - Basic	12,545,286	12,437,916
Weighted average number of shares outstanding - Diluted	12,716,195	12,437,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	$
Balance, September 30, 2018	12,541,890	$250,000	$86,510,000	$(39,825,000)	$46,935,000

Cumulative effect of adoption of ASC 606 (Note 21)	—	—	—	(135,000)	(135,000)

Balance, October 1, 2018	12,541,890	250,000	86,510,000	(39,960,000)	46,800,000

Stock-based compensation for restricted stock units			1,322,000		1,322,000

Issuance of shares of common stock with respect to vested restricted stock units, net of 31,762 shares valued at $101,000 tendered for tax withholding	68,655	2,000	(103,000)		(101,000)

Net income				956,000	956,000

Balance, December 31, 2018	12,610,545	$252,000	$87,729,000	$(39,004,000)	$48,977,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Month Period Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$956,000	$(8,040,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Change in fair value of warrant liability	—	5,597,000
Depreciation and amortization	398,000	379,000
Amortization of forgivable loans	171,000	160,000
Stock-based compensation	1,322,000	258,000
Provision (recovery) for doubtful accounts	(136,000)	20,000
Amortization of deferred clearing and marketing credit	(52,000)	(53,000)
Increase in fair value of contingent consideration payable	6,000	4,000
Deferred tax expense	87,000	2,318,000
Changes in assets and liabilities
Securities owned, at fair value	578,000	(1,008,000)
Receivables from broker-dealers and clearing organizations	1,216,000	(393,000)
Forgivable loans receivable	(135,000)	(78,000)
Other receivables, net	(1,221,000)	276,000
Prepaid expenses	(436,000)	(423,000)
Other assets	(15,000)	18,000
Accounts payable, accrued expenses and other liabilities	393,000	2,062,000
Securities sold, but not yet purchased, at fair value	—	(151,000)
Net cash provided by operating activities	3,132,000	946,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses	—	(124,000)
Purchase of fixed assets	(109,000)	(36,000)
Collection on notes receivable	27,000	25,000
Net cash used in investing activities	(82,000)	(135,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for tax withholding	(101,000)	—
Principal payments under capital lease obligations	(55,000)	—
Net cash used in financing activities	(156,000)	—

NET INCREASE IN CASH AND RESTRICTED CASH	2,894,000	811,000

CASH AND RESTRICTED CASH BALANCE
Beginning of the period	29,273,000	24,889,000
End of the period	$32,167,000	$25,700,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	For The Three Month Period Ended December 31,
	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,000	$2,000
Income taxes	$112,000	$13,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$42,000	$9,000
Finance obligation (related asset included in other assets - see Note 9)	$308,000	$—
Business acquired:
Identifiable intangible asset acquired	$—	$529,000
Contingent consideration payable	—	(405,000)
Cash paid	$—	$124,000

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of December 31, 2018 and for the three months ended December 31, 2018 and 2017 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for additional disclosures and accounting policies.

Certain items in the condensed consolidated statement of operations for the fiscal 2018 period have been reclassified to conform to the presentation in the fiscal 2019 period. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

The Company's broker-dealer subsidiary is National Securities Corporation, a Washington corporation (“NSC”). NSC conducts a national securities brokerage business through its main offices in New York City, New York, Boca Raton, Florida, and Seattle, Washington. NSC is an introducing broker and clears all transactions through clearing organizations, on a fully disclosed basis. NSC is registered with the Securities and Exchange Commission ("SEC") and is a member of the Financial Industry Regulatory Authority ("FINRA") and the Securities Investor Protection Corporation (the “SIPC”).

Our wholly-owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM"), is a federally-registered investment adviser providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed.

Our wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation ("National Insurance") and Prime Financial Services, a Delaware corporation (“Prime Financial”), provide fixed insurance products to their clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

Our wholly-owned subsidiary, Gilman Ciocia, Inc. (“Gilman”), provides tax preparation and accounting services to individuals and small to midsize companies. In December 2018, Gilman changed its name to National Tax and Financial Services, Inc. (“National Tax”).

Our wholly-owned subsidiary, GC Capital Corporation ("GC"), provides licensed mortgage brokerage services in New York and Florida.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At December 31, 2018 and September 30, 2018, the receivables of $2,751,000 and $3,967,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s investment advisory business.

Other receivables at December 31, 2018 and September 30, 2018 consist of the following:

	December 31,	September 30,
	2018	2018
Trailing fees	$1,058,000	$1,086,000
Accounts receivable for tax and accounting services	558,000	661,000
Allowance for doubtful accounts - tax and accounting services	(309,000)	(286,000)
Advances to registered representatives	674,000	393,000
Investment banking receivable	1,465,000	357,000
Advisory fees	455,000	559,000
Notes receivable	714,000	746,000
Other	980,000	749,000
Total other receivables, net	$5,595,000	$4,265,000

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2023. Forgiveness of loans amounted to $171,000 and $160,000 for the three months ended December 31, 2018 and 2017, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of December 31, 2018 and September 30, 2018, no allowance for doubtful accounts was required.

Forgivable loan activity for the three months ended December 31, 2018 is as follows:

Balance, September 30, 2018	$1,567,000
Additions	135,000
Amortization	(171,000)
Balance, December 31, 2018	$1,531,000

There were no unamortized loans outstanding at December 31, 2018 and September 30, 2018 attributable to registered representatives who ended their affiliation with the Broker-Dealer Subsidiaries prior to the fulfillment of their obligation.

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

The following tables present the carrying values and estimated fair values at December 31, 2018 and September 30, 2018 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	December 31, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$30,813,000	$30,813,000	$—	$30,813,000
Cash deposits with clearing organizations	336,000	336,000	—	336,000
Receivables from broker-dealers and clearing organizations	2,751,000	—	2,751,000	2,751,000
Forgivable loans receivable	1,531,000	—	1,531,000	1,531,000
Other Receivables, net	5,595,000	—	5,595,000	5,595,000
	$41,026,000	$31,149,000	$9,877,000	$41,026,000

Liabilities
Accrued commissions and payroll payable	$13,040,000	$—	$13,040,000	$13,040,000
Accounts payable and accrued expenses (1)	7,402,000	—	7,402,000	7,402,000
	$20,442,000	$—	$20,442,000	$20,442,000

(1)    Excludes contingent consideration liabilities of $705,000.

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$27,920,000	$27,920,000	$—	$27,920,000
Cash deposits with clearing organizations	336,000	336,000	—	336,000
Receivables from broker-dealers and clearing organizations	3,967,000	—	3,967,000	3,967,000
Forgivable loans receivable	1,567,000	—	1,567,000	1,567,000
Other Receivables, net	4,265,000	—	4,265,000	4,265,000
	$38,055,000	$28,256,000	$9,799,000	$38,055,000

Liabilities
Accrued commissions and payroll payable	$12,862,000	$—	$12,862,000	$12,862,000
Accounts payable and accrued expenses (1)	7,275,000	—	7,275,000	7,275,000
	$20,137,000	$—	$20,137,000	$20,137,000

(1)    Excludes contingent consideration liabilities of $744,000.

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and September 30, 2018:

	December 31, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$925,000	$925,000	$—	$—	$925,000
Municipal bonds	12,000	12,000	—	—	12,000
Restricted stock	784,000	—	784,000	—	784,000
Warrants	5,487,000	—	1,972,000	3,515,000	5,487,000
	$7,208,000	$937,000	$2,756,000	$3,515,000	$7,208,000

Liabilities
Contingent consideration	$705,000	$—	$—	$705,000	$705,000
	$705,000	$—	$—	$705,000	$705,000

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$1,084,000	$1,084,000	$—	$—	$1,084,000
Restricted stock	670,000	—	670,000	—	670,000
Warrants	6,032,000	—	2,753,000	3,279,000	6,032,000
	$7,786,000	$1,084,000	$3,423,000	$3,279,000	$7,786,000

Liabilities
Contingent consideration	$744,000	$—	$—	$744,000	$744,000
	$744,000	$—	$—	$744,000	$744,000

Changes in Level 3 assets measured at fair value on a recurring basis for the three months ended December 31, 2018:

	Beginning Balance as of September 30, 2018	Net realized Gain or (losses)	Net Change in Unrealized Appreciation (Depreciation)	Purchases	Sales	Transfer Into Level 3 (a)	Transfer Out of Level 3 (b)	Ending Balance as of December 31, 2018
Assets
Warrants	$3,279,000	$—	$222,000	$—	$—	$110,000	$(96,000)	$3,515,000
(a) The Company received warrants as part of investment banking transactions.
(b) The underlying security became a publicly registered security and was transferred to level 2.

See changes in Level 3 liabilities (contingent consideration) measured at fair value on a recurring basis for the three months ended December 31, 2018 in Note 7.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets measured at fair value on a recurring basis with a significant Level 3 balance.

Financial Instruments Owned	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Input/Range
Warrants	$3,515,000	Market Approach	Discount for lack of marketability Volatility	20% - 43% 56% - 119%

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. The unrealized loss for the change in fair value of such positions for the three months ended December 31, 2018 and 2017 amounted to approximately $1,020,000 and $1,108,000, respectively, which is included in net dealer inventory (losses) gains.

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

Debt securities are valued based on recently executed transactions.

NOTE 6. FIXED ASSETS

Fixed assets as of December 31, 2018 and September 30, 2018 consist of the following:

	December 31, 2018	September 30, 2018	Estimated Useful Lives
Equipment and software	$1,792,000	$2,299,000	3 - 7
Furniture and fixtures	439,000	439,000	5
Construction in process	151,000	271,000	N/A
Leasehold improvements	1,721,000	1,453,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	1,249,000	739,000	3 - 7
	5,352,000	5,201,000
Less accumulated depreciation and amortization	(2,700,000)	(2,530,000)
Fixed assets – net	$2,652,000	$2,671,000

Depreciation expense associated with fixed assets for the three months ended December 31, 2018 and 2017 was $170,000 and $169,000, respectively.

NOTE 7. BUSINESS COMBINATIONS AND CONTINGENT CONSIDERATION

Business Combination

In 2018, National Tax acquired certain assets of five tax preparation and accounting businesses that were deemed to be business acquisitions. The consideration for the transactions consisted of cash payments at closing totaling $187,000 and contingent consideration payables in cash having a fair value of $580,000, for which liabilities (included in accounts payable and accrued expenses) were recognized based on the estimated acquisition date fair value of the potential earn-outs. The earn-outs are based on revenue, as defined in the acquisition agreements, during various periods following the closings. The fair values of the acquired assets totaling $767,000 were allocated to customer relationships, which are being amortized over seven years.

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

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the three months ended December 31, 2018 related to acquisitions:

Fair value of contingent consideration at September 30, 2018	$744,000
Payments	(45,000)
Change in fair value	6,000
Fair value of contingent consideration at December 31, 2018	$705,000

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at December 31, 2018 and September 30, 2018:

	December 31, 2018
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$7,511,000	$3,749,000	$3,762,000	3-10
Brand name	710,000	—	710,000	Indefinite
Software license	45,000	15,000	30,000	3
	$8,266,000	$3,764,000	$4,502,000

	September 30, 2018
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$7,511,000	$3,525,000	$3,986,000	3-10
Brand name	710,000	—	710,000	Indefinite
Software license	45,000	11,000	34,000	3
	$8,266,000	$3,536,000	$4,730,000

Amortization expense associated with intangible assets for the three months ended December 31, 2018 and 2017 was $228,000 and $210,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal year ending September 30,
Nine months ending September 30, 2019	$686,000
2020	844,000
2021	833,000
2022	775,000
2023	521,000
Thereafter	133,000
Total	$3,792,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2018 and September 30, 2018 consist of the following:

	December 31, 2018	September 30, 2018
Legal	$548,000	$448,000
Audit	319,000	411,000
Telecommunications	275,000	240,000
Data services	321,000	370,000
Regulatory	225,000	335,000
Settlements	1,095,000	825,000
Contingent consideration payable	705,000	744,000
Deferred rent	712,000	670,000
Other	3,907,000	3,976,000
Total	$8,107,000	$8,019,000

Other primarily consists of $739,000 for restitution payment accrual related to 12b-1 trailing fees, $1,001,000 for soft dollar accruals, $201,000 for sales and use tax accrual and $308,000 for the financial obligation of the annual subscription fee of the new general ledger system at December 31, 2018. Other primarily consists of $739,000 for restitution payment accrual related to 12b-1 trailing fees, $704,000 for soft dollar accruals, $187,000 for investment banking deal expense accruals and $189,000 for sales and use tax accrual at September 30, 2018.

In December 2018, the Company entered into an agreement for 12 months to finance the annual subscription fee of the new general ledger system in the amount of $308,000. The related asset is included within other assets in the condensed consolidated statements of financial condition.

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

	Three Month Period Ended December 31,
	2018	2017
Basic weighted-average shares	12,545,286	12,437,916
Effect of dilutive securities:
Unvested restricted stock units	170,909	—
Diluted weighted-average shares	12,716,195	12,437,916

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive as the instruments are out of the money:

	Three Month Period Ended December 31,
	2018	2017
Options	610,200	624,000
Warrants	12,436,427	12,437,916
Unvested restricted stock units	—	77,737
	13,046,627	13,139,653

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

NOTE 12. NEW ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers (Topic 606) which creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance was effective for the Company beginning October 1, 2018, and was adopted using a modified retrospective approach. The Company adopted the new revenue standard on October 1, 2018 and recognized a decrease of $135,000 to retained earnings as the cumulative effect of adoption of this accounting change. The impact of adoption is primarily related to the Company’s investment banking advisory fees that were recognized as of September 30, 2018 under the previously existing accounting guidance, which would have been deferred in prior periods under the new revenue standard. Accordingly, the new revenue standard will be applied prospectively in the Company’s financial statements from October 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. Further, the adoption of ASU 2014-09 did not have a material impact on the Company’s revenue.

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

•
Investment Banking Advisory Expenses. Historically, expenses associated with investment banking advisory assignments were deferred until reimbursed by the client, the related fee revenue is recognized or the engagement is otherwise concluded. Under the new revenue standard, expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized when all performance obligations are met. All other investment banking advisory related expenses are expensed as incurred.

•
Investment Banking Underwriting and Advisory Expenses. Expenses have historically been recorded net of client reimbursements and/or netted against revenue. Under the new revenue standard, all investment banking expenses will be recognized within their respective expense category on the income statement and any expense reimbursements will be recognized as investment banking revenues (i.e., expenses are no longer recorded net of clients reimbursements and are not netted against revenue).

The new revenue standard requires enhanced disclosures, which are included in Note 21 to the Company's condensed consolidated financial statements for the three months ended December 31, 2018.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company adopted ASU No. 2016-15 as of October 1, 2018. The adoption of this update did not impact the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash”. ASU 2016-18 reduces the diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company adopted ASU No. 2016-18 as of October 1, 2018. The adoption of this update did not materially impact the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The company adopted ASU 2017-01 as of October 1, 2018. Upon adoption of ASU 2017-01, there was no significant impact to the Company’s consolidated financial condition or results of operations.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company adopted ASU No. 2017-09 as of October 1, 2018. The adoption of this update did not impact the Company’s consolidated financial statements and related disclosures.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through October 2026, and as of December 31, 2018, is committed under operating leases for future minimum lease payments as shown in the table below.

In October 2018, the Company entered into an agreement to lease equipment under a capital lease for 24 months. The equipment under the lease are collateral for the lease obligation and are included within fixed assets in the condensed consolidated statements of financial condition. The leased equipment is amortized on a straight line basis over 7 years. The interest rate related to the lease obligation is 5.6 percent and the maturity date is September 2020. The capital lease obligation is included within other liabilities in the condensed consolidated statements of financial condition.

Fiscal Year Ending September 30,	Operating Leases	Capital Lease
Nine months ending September 30, 2019	$2,224,000	$184,000
2020	2,812,000	297,000
2021	2,381,000	—
2022	1,588,000	—
2023	1,450,000	—
Thereafter	3,239,000	—
Total minimum lease payments	$13,694,000	$481,000
Less: Amounts representing interest not yet incurred		26,000
Present value of capital lease obligations		$455,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases, excluding sublease income, for the three months ended December 31, 2018 and 2017 was $951,000 and $1,040,000, respectively. Sublease income under all operating subleases for the three months ended December 31, 2018 and 2017 was approximately $51,000 and $133,000, respectively.

As of December 31, 2018, the Company and its subsidiaries had two outstanding letters of credit, which have been issued in the maximum amount of $1,354,000 as security for property leases, and which are collateralized by the restricted cash as reflected in the condensed consolidated statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At December 31, 2018 and September 30, 2018, the Company accrued approximately $1,095,000 and $825,000, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended December 31, 2018 and 2017 were $523,000 and $246,000, respectively, which is included in other administrative expenses. The Company has included in professional fees litigation and arbitration related expenses of $471,000 and $351,000 for the three months ended December 31, 2018 and 2017, respectively.

NOTE 14. NET CAPITAL REQUIREMENTS

NSC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At December 31, 2018, NSC had net capital of $12,492,000 which was $11,492,000 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCKHOLDERS' EQUITY

Stock Options

Information with respect to stock option activity during the three months ended December 31, 2018 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	612,000	$6.23	$1.59	3.27	$—
Forfeited	(1,800)	$5.00	$2.30		$—
Outstanding at December 31, 2018	610,200	$6.24	$1.59	3.01	$—
Vested and exercisable at December 31, 2018	610,200	$6.24	$1.59	3.01	$—

All compensation expense associated with the grants of stock options was recognized in prior years.

Warrants

The following table summarizes information about warrant activity during the three months ended December 31, 2018:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2018	12,436,427	$3.25	3.30
Forfeited or expired	—	$—
Outstanding and exercisable at December 31, 2018	12,436,427	$3.25	3.05

Restricted Stock Units

A summary of the Company's non-vested restricted stock units for the three months ended December 31, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at September 30, 2018	2,207,242	$7,302,000
Granted	1,447,292	4,289,000
Forfeited	(10,593)	(50,000)
Non-vested restricted stock units at December 31, 2018	3,643,941	$11,541,000

In November 2018, the Company granted 1,447,292 restricted stock units ("RSUs") to certain employees of the Company. RSUs vest based on service and certain performance and market conditions. The fair value of the RSU awards issued in November 2018 was $4,289,000.

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

For the three months ended December 31, 2018 and 2017, the Company recognized compensation expense of $1,322,000 and $258,000, respectively, related to RSUs. At December 31, 2018, unrecognized compensation with respect to RSUs amounted to $7,401,000, assuming all performance-based compensation will vest.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes for the three month period ended December 31, 2018 and 2017 are based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate for the three month period ended December 31, 2018 and 2017 differs from the federal statutory income tax rate principally due to non-deductible expenses and state and local income taxes.

At December 31, 2018, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

NOTE 17. SEGMENT INFORMATION

The Company has two reportable segments. The brokerage and advisory services segment includes broker-dealer and investment advisory services, the sale of insurance products and licensed mortgage brokerage services provided by NSC, NAM, National Insurance, Prime Financial and GC. The tax and accounting services segment includes tax preparation and accounting services provided by National Tax.

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three months ended December 31, 2018 and 2017 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended December 31,
2018
Revenues	$57,333,000	$774,000	$—		$58,107,000
Pre-tax income (loss)	3,207,000	(503,000)	(1,381,000)	(a)	1,323,000
Assets	55,608,000	3,313,000	12,347,000	(b)	71,268,000
Depreciation and amortization	193,000	71,000	134,000		398,000
Interest	8,000	—	—		8,000
Capital expenditures	11,000	27,000	113,000		151,000
2017
Revenues	$49,557,000	$523,000	$—		$50,080,000
Pre-tax income (loss)	1,574,000	(992,000)	(6,349,000)	(c)	(5,767,000)
Assets	50,390,000	2,589,000	11,510,000	(b)	64,489,000
Depreciation and amortization	186,000	58,000	135,000		379,000
Interest	2,000	—	—		2,000
Capital expenditures	39,000	6,000	—		45,000

(a)	Consists of professional fees, depreciation expense and other expenses not allocated to reportable segments by management.

(b)	Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.

(c)	Consists of loss on the change in fair value of warrant liability and executive salaries and other expenses not allocated to reportable segments by management.

NOTE 18. ACQUISITION OF CONTROLLING INTEREST IN THE COMPANY

On November 14, 2018, B. Riley Financial, Inc. (“B. Riley”) and FBIO Acquisition, Inc. (“FBIO Acquisition”), a subsidiary of Fortress Biotech, Inc. (“Fortress”), entered into a stock purchase agreement whereby FBIO Acquisition agreed to sell to a wholly-owned subsidiary of B. Riley FBIO Acquisition’s majority stake in the Company (the “FBIO Sale”). Under the terms of the agreement, B. Riley will purchase 7,037,482 shares of the Company's common stock from FBIO Acquisition, representing approximately 56.1% of the Company's outstanding common stock and Fortress’s entire economic interest in the Company. An aggregate of 3,010,054 shares were purchased immediately at $3.25 per share, with the remaining 4,027,428 shares to be purchased at the same $3.25 per-share price within 15 business days following FINRA approval, for an aggregate purchase price totaling approximately $22.9 million. After the approval from FINRA was received on February 4, 2019, B. Riley completed the purchase of 3,149,496 shares of the Company's common stock on February 11, 2019 and assigned its right to purchase the remaining 877,932 to third parties.

Further, in connection with the FBIO Sale, the Company entered into an agreement with B. Riley (the “B. Riley Agreement”), pursuant to which B. Riley agreed to certain customary standstill provisions, effective as of the date of the B. Riley Agreement through December 31, 2021 (the “Standstill Period”), prohibiting B. Riley and any of its affiliates or associates, directly or indirectly, from among other things: (i) acquiring, agreeing to acquire or otherwise seeking to acquire any beneficial interest in the Company’s share capital or any of its material assets other than (x) the FBIO Sale and (y) pursuant to B. Riley’s pro rata participation rights described in the B. Riley Agreement; (ii) making a take-over bid, tender offer or exchange offer for all or any part of the Company’s share capital; (iii) announcing, or taking any action which would require the announcement of, any proposals by B. Riley for any business combination or any other similar transaction involving the securities of the Company or its material assets or businesses; (iv) soliciting proxies with respect to any securities of the Company or otherwise influencing any shareholders of the Company for any action or transaction; (v) requesting that the Board expand or reduce the number of directors or the number of Board designees nominated by otherwise designated by B. Riley; (vi) take any other action that would constitute a “business combination” for purposes of Section 203 of the Delaware General Corporation Law (including any successor statute thereto) (“Section 203”) (other than any transactions covered by Section 203(c)(3)(v) of the Delaware General Corporation Law that are in the ordinary course of our business operations); (vii) make any public announcement with respect to any of the foregoing, except as, and solely to the extent, legally required or compelled (and provided that the reason for any such required announcement is not the result of any action taken by B. Riley) or (viii) contest the validity of the standstill terms of the B. Riley Agreement or initiate or participate in any judicial proceeding to amend, waive, terminate or seek a release of the restrictions of such standstill terms.

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

The Agreement also contains non-solicitation terms that prohibit either the Company or B. Riley, or any of their respective affiliates, associates and related parties, from hiring any executive officer or member of senior management of the other party during the Standstill Period, subject to certain exceptions.

In connection with the Agreement, the Board waived the applicability of Section 203 of the Delaware General Corporation Law to B. Riley in connection with the FBIO Sale.

NOTE 19. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2018 and 2017, investment banking revenues include approximately $0 and $1,298,000, respectively, of fees related to placement of securities for Fortress and subsidiaries of Fortress.

NOTE 20. VARIABLE INTEREST ENTITIES

The Company has entered into agreements to provide investment banking and advisory services to numerous entities that are variable interest entities ("VIEs") under the accounting guidance. As the fee arrangements under such agreements are arm's-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company does not consolidate such VIEs. Fees attributable to such arrangements for the three months ended December 31, 2018 and 2017 were $18,979,000 and $6,216,000, respectively.

NOTE 21. REVENUES FROM CONTRACTS AND SIGNIFICANT CUSTOMERS

On October 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 were presented under Topic 606, while prior periods amounts were not adjusted and reported under the accounting standards in effect for the prior periods. The adoption of Topic 606 did not have a material impact on the Company's consolidated results of operations and financial condition.

The Company recognizes revenue from contracts with customers when, or as, the Company satisfies its performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of influence, such as market volatility or the judgment and actions of third parties.

Contract Assets

Contract assets represent the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer, excluding unconditional rights to consideration that are presented as receivables.

Contract Liabilities

Contract liabilities represent the Company’s obligation to deliver products or provide data to customers in the future for which cash has already been received.

The following provides detailed information on the recognition of the Company’s revenues from contracts with customers:

Commissions and Other Fees. The Company earns commission revenue based on the execution of transactions for clients primarily in equity and equity-related products. Trade execution, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues are recognized at a point in time on trade-date. Commission revenues are generally paid on settlement date and the Company records a receivable between trade-date and payment on settlement date.

Investment Banking. The Company provides clients with a full range of investment banking services. Investment banking services include underwriting and placement agent services in both the equity and debt, including private equity placements, initial public offerings, follow-on offerings and equity-linked convertible securities transactions and private debt. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the investment banking offering at that point. Costs associated with investment banking transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis as the Company is acting as a principal in the arrangement. Any expenses reimbursed by the Company’s clients are recognized as investment banking revenues.

The Company’s revenues from advisory services primarily consist of fees generated in connection with mergers and acquisition and advisory transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully execute a specific transaction. Fees received prior to the completion of the transaction are deferred within other liabilities in the condensed consolidated statements of financial condition. A significant portion of the fees the Company receives for advisory services are considered variable as they are contingent upon a future event and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services is generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. The Company recognizes a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related costs are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category on the condensed consolidated statements of operations and any expenses reimbursed by the clients are recognized as investment banking revenues.

Asset Management Fees. The Company receives management and performance fees in connection with investment advisory services provided to various funds and accounts, which are satisfied over time and measured using a time elapsed measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract. Management and performance fees are considered variable as they are subject to fluctuation (e.g., changes in assets under management, market performance) and/or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon notional amount and are included in the transaction price at the end of each month when the assets under management or notional amount is known. Performance fees are received when the return on assets under management for a specified performance period exceed certain benchmark returns, “high-water marks” or other performance targets. The performance period related to performance fees is annual, semiannual or at the recognition of a liquidation event. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.

Disaggregation of Revenue

The following presents the Company’s revenues from contracts with customers disaggregated by major business activity and segment for the three months ended December 31, 2018:

For the Three Months Ended December 31, 2018	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions	$21,012,000	$—	$—	$21,012,000
Investment banking:
Underwriting	4,490,000	—	—	4,490,000
Private Placement	19,904,000	—	—	19,904,000
Advisory	133,000	—	—	133,000
Other	2,544,000	—	—	2,544,000
Investment advisory	5,858,000	—	—	5,858,000
Sub-total revenue from contracts with customers	53,941,000	—	—	53,941,000
Other revenue	3,392,000	774,000	—	4,166,000
Total revenue	$57,333,000	$774,000	$—	$58,107,000

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2018.

Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2018.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

Contract Costs

Incremental contract costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less. Otherwise, incremental contract costs are recognized as an asset and amortized over time as services are provided to a customer.

Practical Expedients

The Company has applied Topic 606’s practical expedient that permits for the non-disclosure of the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

The Company also applied Topic 606’s practical expedient that allows incremental contract costs to be expensed when incurred when the amortization period of the asset that would have been recognized is one year or less.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to our estimated or anticipated future results or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed under the section titled "Risks Factors" of our Form 10-K for the year ended September 30, 2018. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this Report. We undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through our broker-dealer Subsidiary, NSC. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients. Our wholly-owned subsidiary, NAM, is a federally-registered investment adviser that provides asset management advisory services to clients for a fee based upon a percentage of assets managed. We also provide tax preparation services through National Tax, which provides tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

NSC is subject to regulation by, among others, the SEC, FINRA and is a member of the SIPC. In addition, NSC is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico and the U.S. Virgin Islands. National Tax is also subject to regulation by, among others, the Internal Revenue Service.

As of December 31, 2018, we had approximately 990 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 28 Company offices located in New York, New Jersey, Florida, Texas, Massachusetts and Washington, we had approximately 108 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Summary

Our first quarter ended December 31, 2018 resulted in a 16% increase in revenues and a 13% increase in operating expenses. The increase in revenues is primarily related to significantly higher revenues generated in investment banking, offset in part by the decrease in commissions. Investment banking continued to provide high demand deals that were sold across various industry segments.

Revenues

Total revenues increased $8,027,000, or 16%, to $58,107,000, in the current quarter as compared to $50,080,000 recorded in the comparative period last year.

	Three Months Ended December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Commissions	$21,012,000	$25,618,000	$(4,606,000)	(18)%
Net dealer inventory (losses) gains	(503,000)	905,000	(1,408,000)	(156)
Investment banking	27,071,000	14,547,000	12,524,000	86
Investment advisory	5,858,000	5,333,000	525,000	10
Interest and dividends	1,584,000	631,000	953,000	151
Transaction fees and clearing services	2,149,000	2,297,000	(148,000)	(6)
Tax preparation and accounting	774,000	523,000	251,000	48
Other	162,000	226,000	(64,000)	(28)
Total Revenues	$58,107,000	$50,080,000	$8,027,000	16%

Commissions decreased $4,606,000, or 18%, to $21,012,000 in the current quarter as compared to $25,618,000 recorded in the comparatively strong period last year. Retail commissions decreased due to uncertain market conditions which resulted in lower trading volumes as many investors stayed on the sidelines during the high market volatility periods. In addition, the firm’s strategy of bringing quality issuance and private share offerings to our client base did reallocate revenue generation to investment banking from commissions;

Net dealer inventory (losses) gains, decreased $1,408,000, or 156%, to $(503,000) in the current quarter as compared to $905,000 recorded in the comparative period last year. Unrealized losses for the change in fair value of the firm’s investment portfolio created the net loss in the current period. While comparative losses were also incurred in the first quarter of 2018, the
Company, during the prior year, strategically decided to reduce the breadth of our trading model to focus on specifically servicing our retail and institutional clients;

Investment banking fees increased $12,524,000, or 86%, to a record $27,071,000 in the current quarter as compared to $14,547,000 recorded in the comparative period last year. The increase was the result of successful, diverse, quality offerings across market segments, and to two significant private share offerings executed during the quarter;

Investment advisory fees increased $525,000, or 10%, to $5,858,000 in the current quarter as compared to $5,333,000 recorded in the comparative period last year. A net increase in assets under management contributed to the increase;

Interest and dividend income increased $953,000, or 151%, to $1,584,000 in the current quarter as compared to $631,000 recorded in the comparative period last year. The increase is primarily attributable to a new FDIC Sweep interest program that started in late 2018;

Transaction fees and clearing services decreased $148,000, or 6%, to $2,149,000 in the current quarter as compared to $2,297,000 recorded in the comparative period last year;

Tax preparation and accounting fees increased $251,000, or 48%, to $774,000 in the current quarter as compared to $523,000 recorded in the comparative period last year. This increase is attributable to higher collections associated with extensions filed in the current quarter as compared to the prior period;

Other revenue decreased $64,000, or 28%, to $162,000 in the current quarter as compared to $226,000 recorded in the comparative period last year. This decrease is due to a decline of client participation in our fully paid stock lending program. Client participation in this program varies quarter to quarter.

Operating Expenses

Total operating expenses increased $6,534,000, or 13%, to $56,790,000 in the current quarter as compared to $50,256,000 recorded in the comparative period last year.

	Three Months Ended December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Commissions, compensation and fees	$49,410,000	$43,561,000	$5,849,000	13%
Clearing fees	759,000	743,000	16,000	2
Communications	822,000	760,000	62,000	8
Occupancy	925,000	955,000	(30,000)	(3)
License and registration	579,000	637,000	(58,000)	(9)
Professional fees	1,985,000	1,393,000	592,000	42
Interest	8,000	2,000	6,000	300
Depreciation and amortization	398,000	379,000	19,000	5
Other administrative expenses	1,904,000	1,826,000	78,000	4
Total Operating Expenses	$56,790,000	$50,256,000	$6,534,000	13%

Commissions, compensation, and fees increased $5,849,000, or 13%, to $49,410,000 in the current quarter as compared to $43,561,000 recorded in the comparative period last year. Commissions, compensation, and fees includes expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees. The increase in investment banking revenue was primarily responsible for the increase in this expense category. Strategic new hires, increases in benefits expenses and increases in stock based compensation for stock grants also contributed to the increase;

Clearing fees increased $16,000, or 2%, to $759,000 in the current quarter as compared to $743,000 recorded in the comparative period last year;

Communications expenses increased $62,000, or 8%, to $822,000 in the current quarter as compared to $760,000 recorded in the comparative period last year;

Occupancy expenses decreased $30,000, or 3%, to $925,000 in the current quarter as compared to $955,000 recorded in the comparative period last year;

License and registration expense decreased by $58,000, or 9%, to $579,000 in the current quarter as compared to $637,000 recorded in the comparative period last year;

Professional fees increased by $592,000, or 42% to $1,985,000 in the current quarter as compared to $1,393,000 recorded in the comparative period last year. This increase is primarily related to professional fees associated with the B. Riley transaction;

Interest expense increased by $6,000, to $8,000 in the current quarter as compared to $2,000 recorded in the comparative period last year;

Depreciation and amortization expenses increased $19,000, or 5% to $398,000 in the current quarter as compared to $379,000 recorded in the comparative period last year;

Other administrative expenses increased $78,000, or 4%, to $1,904,000 in the current quarter as compared to $1,826,000 recorded in the comparative period last year.

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

For the three months ended December 31, 2018 and 2017, EBITDA, as adjusted, was $4,242,000 and $1,737,000, respectively. The increase of $2,505,000, or 144% resulted primarily from profit generated by the increase in investment banking and investment advisory revenue.

The following table presents a reconciliation of EBITDA, as adjusted, to net income as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended December 31,
	2018	2017
Net income (loss), as reported	$956,000	$(8,040,000)
Interest expense	8,000	2,000
Income taxes	367,000	2,273,000
Depreciation	170,000	169,000
Amortization	228,000	210,000
EBITDA	1,729,000	(5,386,000)
Non-cash compensation expense	1,322,000	258,000
Change in fair value of warrant liability	—	5,597,000
Forgivable loan amortization	171,000	160,000
Unrealized loss on the firm's warrant portfolio	1,020,000	1,108,000
EBITDA, as adjusted	$4,242,000	$1,737,000

EBITDA, adjusted for non-cash compensation expense, change in fair value of warrant liability, forgivable loan amortization, and unrealized loss on the firm’s warrant portfolio, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at December 31,		Average Balance during first three months of fiscal year ending September 30,
	2018	2017	2019	2018
Cash	$30,813,000	$24,318,000	$29,367,000	$23,913,000
Receivables from broker-dealers and clearing organizations	2,751,000	3,243,000	3,359,000	3,047,000
Securities owned (excludes warrants)	1,721,000	3,592,000	1,738,000	2,515,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	21,147,000	19,489,000	21,014,000	19,135,000

We maintain a relatively high level of liquidity on our balance sheet. At December 31, 2018 and 2017 respectively, 50% and 48% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

NSC is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At December 31, 2018, NSC had net capital of $12,492,000 which was $11,492,000 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that NSC may dividend or advance to the us. During the first three months of fiscal 2019 and 2018, NSC was in compliance with the rules governing dividend payments and other equity withdrawals.

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

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $151,000 and $45,000 during the first three months of fiscal 2019 and 2018, respectively.

Cash Flows for the Three Months Ended December 31, 2018 and 2017

	Three months ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$956,000	$(8,040,000)
Non-cash adjustments
Change in fair value of warrant liability	—	5,597,000
Depreciation and amortization	398,000	379,000
Stock based compensation	1,322,000	258,000
Deferred tax expense	87,000	2,318,000
Other	(11,000)	131,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers, forgivable loans and other	(140,000)	(195,000)
Accounts payable and accrued expenses and other liabilities	393,000	2,062,000
Prepaid expenses	(436,000)	(423,000)
Other	563,000	(1,141,000)
Net cash provided by operating activities	3,132,000	946,000

Cash flows from investing and financing activities
Acquisition of businesses	—	(124,000)
Purchase of fixed assets	(109,000)	(36,000)
Collection on notes receivable	27,000	25,000
Repurchase of shares of common stock	(101,000)	—
Principal payments under capital lease obligations	(55,000)	—
Net cash used in investing and financing activities	(238,000)	(135,000)
Net increase in cash and restricted cash	$2,894,000	$811,000

Net cash provided by operating activities increased $2,186,000 for the three months ended December 31, 2018, compared to the three months ended December 31, 2017. The increase in net cash provided by operating activities was primarily due to higher operating revenues collected for the three months ended December 31, 2018.

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

The following table shows the fair values of our securities owned as of December 31, 2018:

Securities owned
Corporate stocks	$925,000
Municipal bonds	12,000
Restricted stock	784,000
Warrants	5,487,000
Total	$7,208,000

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

Based on our evaluation of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective at the reasonable assurance level.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of December 31, 2018 and September 30, 2018, the Company accrued approximately $1,095,000 and $825,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Principal Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION

February 14, 2019	By:	/s/ Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
(Principal Executive Officer)

February 14, 2019	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)