Form 10-Q
period 2019-03-31
NATIONAL HOLDINGS CORP
filed 2019-05-15
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐NO☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.02 par value per share	NHLD	The Nasdaq Capital Market

As of April 30, 2019 there were 12,899,866 shares of the registrant’s common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2019

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (Unaudited)	September 30, 2018
ASSETS
Cash	$25,881,000	$27,920,000
Restricted cash	1,158,000	1,353,000
Cash deposits with clearing organizations	336,000	336,000
Securities owned, at fair value	7,606,000	7,786,000
Receivables from broker-dealers and clearing organizations	3,451,000	3,967,000
Forgivable loans receivable	1,444,000	1,567,000
Other receivables, net	5,140,000	4,265,000
Prepaid expenses	5,346,000	4,065,000
Fixed assets, net	3,330,000	2,671,000
Intangible assets, net	6,028,000	4,730,000
Goodwill	5,153,000	5,153,000
Deferred tax asset, net	4,294,000	4,192,000
Other assets, principally refundable deposits	735,000	444,000
Total Assets	$69,902,000	$68,449,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued commissions and payroll payable	$9,614,000	$12,862,000
Accounts payable and accrued expenses	11,537,000	8,019,000
Deferred clearing and marketing credits	472,000	576,000
Other	738,000	57,000
Total Liabilities	22,361,000	21,514,000

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at March 31, 2019 and September 30, 2018; 12,899,866 shares issued and outstanding at March 31, 2019 and 12,541,890 shares issued and outstanding at September 30, 2018	258,000	250,000
Additional paid-in-capital	89,072,000	86,510,000
Accumulated deficit	(41,789,000)	(39,825,000)
Total Stockholders’ Equity	47,541,000	46,935,000

Total Liabilities and Stockholders’ Equity	$69,902,000	$68,449,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2019	2018	2019	2018
Revenues
Commissions	$22,801,000	$31,407,000	$43,812,000	$57,025,000
Net dealer inventory (losses) gains	1,269,000	2,761,000	766,000	3,666,000
Investment banking	9,797,000	14,532,000	36,868,000	29,079,000
Investment advisory	5,514,000	5,197,000	11,372,000	10,529,000
Interest and dividends	1,412,000	601,000	2,996,000	1,232,000
Transaction fees and clearing services	1,588,000	1,777,000	3,737,000	4,074,000
Tax preparation and accounting	4,122,000	3,868,000	4,897,000	4,391,000
Other	197,000	203,000	359,000	429,000
Total Revenues	46,700,000	60,346,000	104,807,000	110,425,000

Operating Expenses
Commissions, compensation and fees	40,633,000	49,345,000	90,043,000	92,906,000
Clearing fees	530,000	578,000	1,289,000	1,321,000
Communications	697,000	813,000	1,519,000	1,572,000
Occupancy	980,000	1,141,000	1,906,000	2,096,000
License and registration	747,000	530,000	1,326,000	1,167,000
Professional fees	1,733,000	578,000	3,717,000	1,970,000
Interest	10,000	2,000	18,000	5,000
Depreciation and amortization	461,000	379,000	858,000	758,000
Other administrative expenses	4,808,000	2,287,000	6,713,000	4,113,000
Total Operating Expenses	50,599,000	55,653,000	107,389,000	105,908,000
Income (Loss) before Other Income (Expense) and Income Taxes	(3,899,000)	4,693,000	(2,582,000)	4,517,000

Other Income (Expense)
Change in fair value of warrant liability	—	(5,597,000)	—	(11,194,000)
Other income	6,000	230,000	12,000	236,000
Total Other Income (Expense)	6,000	(5,367,000)	12,000	(10,958,000)
Income (Loss) before Income Taxes	(3,893,000)	(674,000)	(2,570,000)	(6,441,000)

Income tax expense	(1,108,000)	1,578,000	(741,000)	3,851,000
Net Income (Loss)	$(2,785,000)	$(2,252,000)	$(1,829,000)	$(10,292,000)

Net income (loss) per share - Basic	$(0.22)	$(0.18)	$(0.14)	$(0.83)
Net income (loss) per share - Diluted	$(0.22)	$(0.18)	$(0.14)	$(0.83)

Weighted average number of shares outstanding - Basic	12,714,002	12,457,043	12,628,606	12,447,321
Weighted average number of shares outstanding - Diluted	12,714,002	12,457,043	12,628,606	12,447,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	$
Balance, September 30, 2018	12,541,890	$250,000	$86,510,000	$(39,825,000)	$—	$46,935,000
Cumulative effect of adoption of ASC 606 (Note 21)	—	—	—	(135,000)	—	(135,000)
Balance, October 1, 2018	12,541,890	250,000	86,510,000	(39,960,000)	—	46,800,000
Stock-based compensation for restricted stock units	—	—	1,322,000	—	—	1,322,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 31,762 shares valued at $101,000 tendered for tax withholding	68,655	2,000	(103,000)	—	—	(101,000)
Net income	—	—	—	956,000	—	956,000
Balance, December 31, 2018	12,610,545	252,000	87,729,000	(39,004,000)	$—	48,977,000
Issuance of shares of common stock for warrant exercises	38	—	—	—	—	—
Stock-based compensation for restricted stock units	—	—	1,480,000	—	—	1,480,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 45,228 shares valued at $131,000 tendered for tax withholding	289,283	6,000	(137,000)	—	—	(131,000)
Net loss	—	—	—	(2,785,000)	—	(2,785,000)
Balance, March 31, 2019	12,899,866	$258,000	$89,072,000	$(41,789,000)	$—	$47,541,000

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	$
Balance, September 30, 2017	12,437,916	$248,000	$66,955,000	$(28,315,000)	$15,000	$38,903,000
Stock-based compensation for restricted stock units	—	—	258,000	—	—	258,000
Net loss	—	—	—	(8,040,000)	—	(8,040,000)
Balance, December 31, 2017	12,437,916	248,000	67,213,000	(36,355,000)	15,000	31,121,000
Stock-based compensation for restricted stock units	—	—	418,000	—	—	418,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 26,540 shares valued at $82,000 tendered for tax withholding	51,585	1,000	(83,000)	—	—	(82,000)
Warrant liability reclassification	—	—	16,791,000	—	—	16,791,000
Deconsolidation of subsidiary	—	—	—	—	(15,000)	(15,000)
Net loss	—	—	—	(2,252,000)	—	(2,252,000)
Balance, March 31, 2018	12,489,501	$249,000	$84,339,000	$(38,607,000)	$—	$45,981,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Month Period Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,829,000)	$(10,292,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Change in fair value of warrant liability	—	11,194,000
Depreciation and amortization	858,000	758,000
Amortization of forgivable loans	333,000	310,000
Stock-based compensation	2,802,000	676,000
Provision (recovery) for doubtful accounts	(142,000)	(46,000)
Amortization of deferred clearing and marketing credit	(104,000)	(105,000)
Increase in fair value of contingent consideration payable	27,000	10,000
Deferred tax (benefit) expense	(102,000)	2,413,000
Gain on deconsolidation of subsidiary	—	(15,000)
Changes in assets and liabilities
Cash deposits with clearing organizations	—	205,000
Securities owned, at fair value	180,000	(374,000)
Receivables from broker-dealers and clearing organizations	516,000	141,000
Forgivable loans receivable	(315,000)	(292,000)
Other receivables, net	(684,000)	(854,000)
Prepaid expenses	(1,281,000)	809,000
Other assets	17,000	(85,000)
Accounts payable, accrued expenses and other liabilities	(989,000)	(288,000)
Securities sold, but not yet purchased, at fair value	—	(143,000)
Net cash (used in) provided by operating activities	(713,000)	4,022,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses	(387,000)	(187,000)
Acquisition of intangible assets	—	(45,000)
Purchase of fixed assets	(734,000)	(50,000)
Collection on notes receivable	56,000	47,000
Net cash used in investing activities	(1,065,000)	(235,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for tax withholding	(232,000)	(82,000)
Principal payments under capital lease obligations	(110,000)	—
Principal payments under finance obligations	(114,000)	—
Net cash used in financing activities	(456,000)	(82,000)

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(2,234,000)	3,705,000

CASH AND RESTRICTED CASH BALANCE
Beginning of the period	29,273,000	24,889,000
End of the period	$27,039,000	$28,594,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	For The Six Month Period Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$18,000	$5,000
Income taxes	$112,000	$630,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$49,000	$—
Finance obligation (related asset included in other assets and fixed assets - see Note 9)	$525,000	$—
Business acquired:
Identifiable intangible asset acquired	$1,815,000	$767,000
Contingent consideration payable	(1,428,000)	(580,000)
Cash paid	$387,000	$187,000
Reclassification of warrant liability from debt to equity	$—	$16,791,000

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of March 31, 2019 and for the three and six months ended March 31, 2019 and 2018 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for additional disclosures and accounting policies.

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

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At March 31, 2019 and September 30, 2018, the receivables of $3,451,000 and $3,967,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s investment advisory business.

Other receivables at March 31, 2019 and September 30, 2018 consist of the following:

	March 31,	September 30,
	2019	2018
Trailing fees	$959,000	$1,086,000
Accounts receivable for tax and accounting services	1,172,000	661,000
Allowance for doubtful accounts - tax and accounting services	(304,000)	(286,000)
Advances to registered representatives	757,000	393,000
Investment banking receivable	516,000	357,000
Advisory fees	464,000	559,000
Notes receivable	688,000	746,000
Other	888,000	749,000
Total other receivables, net	$5,140,000	$4,265,000

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2024. Forgiveness of loans amounted to $333,000 and $310,000 for the six months ended March 31, 2019 and 2018, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of March 31, 2019 and September 30, 2018, no allowance for doubtful accounts was required.

Forgivable loan activity for the six months ended March 31, 2019 is as follows:

Balance, September 30, 2018	$1,567,000
Additions	315,000
Amortization	(333,000)
Reclassification to other receivables	(105,000)
Balance, March 31, 2019	$1,444,000

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

The following tables present the carrying values and estimated fair values at March 31, 2019 and September 30, 2018 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	March 31, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$25,881,000	$25,881,000	$—	$25,881,000
Cash deposits with clearing organizations	336,000	336,000	—	336,000
Receivables from broker-dealers and clearing organizations	3,451,000	—	3,451,000	3,451,000
Forgivable loans receivable	1,444,000	—	1,444,000	1,444,000
Other Receivables, net	5,140,000	—	5,140,000	5,140,000
	$36,252,000	$26,217,000	$10,035,000	$36,252,000

Liabilities
Accrued commissions and payroll payable	$9,614,000	$—	$9,614,000	$9,614,000
Accounts payable and accrued expenses (1)	9,443,000	—	9,443,000	9,443,000
	$19,057,000	$—	$19,057,000	$19,057,000

(1)    Excludes contingent consideration liabilities of $2,094,000.

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$27,920,000	$27,920,000	$—	$27,920,000
Cash deposits with clearing organizations	336,000	336,000	—	336,000
Receivables from broker-dealers and clearing organizations	3,967,000	—	3,967,000	3,967,000
Forgivable loans receivable	1,567,000	—	1,567,000	1,567,000
Other Receivables, net	4,265,000	—	4,265,000	4,265,000
	$38,055,000	$28,256,000	$9,799,000	$38,055,000

Liabilities
Accrued commissions and payroll payable	$12,862,000	$—	$12,862,000	$12,862,000
Accounts payable and accrued expenses (1)	7,275,000	—	7,275,000	7,275,000
	$20,137,000	$—	$20,137,000	$20,137,000

(1)    Excludes contingent consideration liabilities of $744,000.

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and September 30, 2018:

	March 31, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$905,000	$905,000	$—	$—	$905,000
Restricted stock	1,000,000	—	1,000,000	—	1,000,000
Warrants	5,701,000	—	2,266,000	3,435,000	5,701,000
	$7,606,000	$905,000	$3,266,000	$3,435,000	$7,606,000

Liabilities
Contingent consideration	$2,094,000	$—	$—	$2,094,000	$2,094,000
	$2,094,000	$—	$—	$2,094,000	$2,094,000

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$1,084,000	$1,084,000	$—	$—	$1,084,000
Restricted stock	670,000	—	670,000	—	670,000
Warrants	6,032,000	—	2,753,000	3,279,000	6,032,000
	$7,786,000	$1,084,000	$3,423,000	$3,279,000	$7,786,000

Liabilities
Contingent consideration	$744,000	$—	$—	$744,000	$744,000
	$744,000	$—	$—	$744,000	$744,000

Changes in Level 3 assets measured at fair value on a recurring basis for the six months ended March 31, 2019:

	Beginning Balance as of September 30, 2018	Net realized Gain or (losses)	Net Change in Unrealized Appreciation (Depreciation)	Purchases	Sales	Transfer Into Level 3 (a)	Transfer Out of Level 3 (b)	Ending Balance as of March 31, 2019
Assets
Warrants	$3,279,000	$—	$155,000	$—	$—	$150,000	$(149,000)	$3,435,000
(a) The Company received warrants as part of investment banking transactions.
(b) Transfers out consist of a transfer to Level 2 of a warrant as the underlying security became a publicly registered security and a warrant exercise.

See changes in Level 3 liabilities (contingent consideration) measured at fair value on a recurring basis for the six months ended March 31, 2019 in Note 7.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets measured at fair value on a recurring basis with a significant Level 3 balance.

Financial Instruments Owned	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Input/Range
Warrants	$3,435,000	Market Approach	Discount for lack of marketability Volatility	21% - 44% 56% - 122%

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. The unrealized loss for the change in fair value of such positions for the six months ended March 31, 2019 and 2018 amounted to approximately $723,000 and $469,000, respectively, which is included in net dealer inventory (losses) gains.

Warrants are carried at fair value as determined by using the Black-Scholes option pricing model. This model takes into account the underlying securities’ current market values, the underlying securities’ market volatility, the terms of the warrants, exercise prices, and the risk-free return rate. A discount is applied for the warrants’ lack of marketability. The discount is based on the value of a protective put.

Debt securities are valued based on recently executed transactions.

NOTE 6. FIXED ASSETS

Fixed assets as of March 31, 2019 and September 30, 2018 consist of the following:

	March 31, 2019	September 30, 2018	Estimated Useful Lives
Equipment and software	$1,825,000	$2,299,000	3 - 7
Furniture and fixtures	503,000	439,000	5
Construction in process	838,000	271,000	N/A
Leasehold improvements	1,786,000	1,453,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	1,249,000	739,000	3 - 7
	6,201,000	5,201,000
Less accumulated depreciation and amortization	(2,871,000)	(2,530,000)
Fixed assets, net	$3,330,000	$2,671,000

Depreciation expense associated with fixed assets for the three months ended March 31, 2019 and 2018 was $172,000 and $159,000, respectively.

Depreciation expense associated with fixed assets for the six months ended March 31, 2019 and 2018 was $341,000 and $328,000, respectively.

NOTE 7. BUSINESS COMBINATION AND CONTINGENT CONSIDERATION

Business Combination

In January and February 2019, National Tax acquired certain assets of three tax preparation and accounting businesses that per accounting guidance were deemed to be a business combination. The consideration for the transactions consisted of cash payments at closing totaling $387,000, and contingent consideration payable in cash having a fair value of $1,428,000, for which liabilities (included in accounts payable and accrued expenses) were recognized based on the estimated acquisition date fair value of the potential earn-outs. The earn-outs are based on revenue, as defined in the acquisition agreements, during various periods following the closing. The fair values of the acquired assets totaling $1,815,000 were allocated to customer relationships, which are being amortized over seven years.

The contingent consideration liabilities recognized in the above acquisitions were valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liabilities will be revalued at each balance sheet date with changes therein recorded in earnings. Results of operations of the acquired businesses are included in the accompanying condensed consolidated statements of operations from the dates of acquisition and were not material. In addition, based on materiality, pro forma results are not presented.

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the six months ended March 31, 2019 related to acquisitions:

Fair value of contingent consideration at September 30, 2018	$744,000
Fair value of contingent consideration in connection with 2019 acquisitions	1,428,000
Payments	(105,000)
Change in fair value	27,000
Fair value of contingent consideration at March 31, 2019	$2,094,000

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at March 31, 2019 and September 30, 2018:

	March 31, 2019
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$9,326,000	$4,034,000	$5,292,000	3-10
Brand name	710,000	—	710,000	Indefinite
Software license	45,000	19,000	26,000	3
	$10,081,000	$4,053,000	$6,028,000

	September 30, 2018
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$7,511,000	$3,525,000	$3,986,000	3-10
Brand name	710,000	—	710,000	Indefinite
Software license	45,000	11,000	34,000	3
	$8,266,000	$3,536,000	$4,730,000

Amortization expense associated with intangible assets for the three months ended March 31, 2019 and 2018 was $289,000 and $220,000, respectively.

Amortization expense associated with intangible assets for the six months ended March 31, 2019 and 2018 was $517,000 and $430,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal year ending September 30,
Six months ending September 30, 2019	$587,000
2020	1,103,000
2021	1,092,000
2022	1,034,000
2023	781,000
Thereafter	721,000
Total	$5,318,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2019 and September 30, 2018 consist of the following:

	March 31, 2019	September 30, 2018
Legal	$848,000	$448,000
Audit	177,000	411,000
Telecommunications	254,000	240,000
Data services	377,000	370,000
Regulatory	410,000	335,000
Settlements	2,755,000	825,000
Contingent consideration payable	2,094,000	744,000
Deferred rent	725,000	670,000
Other	3,897,000	3,976,000
Total	$11,537,000	$8,019,000

At March 31, 2019, other primarily consists of $380,000 for investment banking deal expense accruals, $1,243,000 for soft dollar accruals, $213,000 for sales and use tax accrual, $130,000 for tax return preparation fees and $413,000 for the finance obligation of the annual subscription fee and implementation costs of the new general ledger system. At September 30, 2018, other primarily consists of $739,000 for restitution payment accrual related to 12b-1 trailing fees, $704,000 for soft dollar accruals, $187,000 for investment banking deal expense accruals and $189,000 for sales and use tax accrual.

In December 2018, the Company entered into an agreement for 12 months to finance the annual subscription fee of the new general ledger system in the amount of $308,000. The related asset is included in other assets in the condensed consolidated statements of financial condition. In January 2019, the Company entered into an agreement for 36 months to finance the implementation costs of the new general ledger system in the amount of $217,000. The related asset is included in fixed assets in the condensed consolidated statements of financial condition.

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

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2019	2018	2019	2018
Basic weighted-average shares	12,714,002	12,457,043	12,628,606	12,447,321
Effect of dilutive securities:
Unvested restricted stock units	—	—	—	—
Diluted weighted-average shares	12,714,002	12,457,043	12,628,606	12,447,321

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive as the instruments are out of the money and the Company is at a net loss position for these periods:

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2019	2018	2019	2018
Options	610,200	612,000	610,200	618,000
Warrants	5,398,907	12,437,916	8,917,667	12,437,916
Unvested restricted stock units	249,332	291,082	124,666	184,410
	6,258,439	13,340,998	9,652,533	13,240,326

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

The new revenue standard requires enhanced disclosures, which are included in Note 21 to the Company's condensed consolidated financial statements for the three and six months ended March 31, 2019.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through December 2028, and as of March 31, 2019, is committed under operating leases for future minimum lease payments as shown in the table below.

In October 2018, the Company entered into an agreement to lease equipment under a capital lease for 24 months. The equipment under the lease is collateral for the lease obligation and is included within fixed assets in the condensed consolidated statements of financial condition. The leased equipment is amortized on a straight line basis over 7 years. The interest rate related to the lease obligation is 5.6 percent and the maturity date is September 2020. The capital lease obligation is included within other liabilities in the condensed consolidated statements of financial condition.

Fiscal Year Ending September 30,	Operating Leases	Capital Lease
Six months ending September 30, 2019	$1,533,000	$123,000
2020	3,002,000	297,000
2021	2,620,000	—
2022	1,833,000	—
2023	1,700,000	—
Thereafter	4,258,000	—
Total minimum lease payments	$14,946,000	$420,000
Less: Amounts representing interest not yet incurred		20,000
Present value of capital lease obligations		$400,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases, excluding sublease income, for the three months ended March 31, 2019 and 2018 was $953,000 and $1,051,000, respectively. Rental expense under all operating leases, excluding sublease income, for the six months ended March 31, 2019 and 2018 was $1,903,000 and $2,091,000, respectively. Sublease income under all operating subleases for the three months ended March 31, 2019 and 2018 was approximately $0 and $(43,000), respectively. Sublease income under all operating subleases for the six months ended March 31, 2019 and 2018 was approximately $51,000 and $90,000, respectively. During the three and six months ended March 31, 2018, sublease income includes a charge of approximately $180,000 for sublease receivable deemed uncollectible.

As of March 31, 2019, the Company and its subsidiaries had one outstanding letter of credit, which has been issued in the maximum amount of $1,158,000 as security for property leases, and which is collateralized by the restricted cash as reflected in the condensed consolidated statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At March 31, 2019 and September 30, 2018, the Company accrued approximately $2,755,000 and $825,000, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended March 31, 2019 and 2018 were $1,960,000 and $414,000, respectively, and during the six months ended March 31, 2019 and 2018, were $2,483,000 and $660,000, respectively. These amounts are included in other administrative expenses in the condensed consolidated statements of operations. The Company has included in professional fees litigation and arbitration related expenses of $417,000 and $(10,000) for the three months ended March 31, 2019 and 2018, respectively, and $888,000 and $341,000 for the six months ended March 31, 2019 and 2018, respectively. Chargebacks for litigation and arbitration related expenses recorded during the three months ended March 31, 2018 exceeded the expense recorded.

NOTE 14. NET CAPITAL REQUIREMENTS

NSC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At March 31, 2019, NSC had net capital of $8,322,154 which was $7,322,154 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCKHOLDERS' EQUITY

Stock Options

Information with respect to stock option activity during the six months ended March 31, 2019 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	612,000	$6.23	$1.59	3.27	$—
Forfeited	(1,800)	$5.00	$2.30		$—
Outstanding at March 31, 2019	610,200	$6.19	$1.59	2.76	$—
Vested and exercisable at March 31, 2019	610,200	$6.19	$1.59	2.76	$—

All compensation expense associated with the grants of stock options was recognized in prior years.

Warrants

The following table summarizes information about warrant activity during the six months ended March 31, 2019:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2018	12,436,427	$3.25	3.30
Exercised	(38)	$3.25
Forfeited or expired	(7,037,482)	$3.25
Outstanding and exercisable at March 31, 2019	5,398,907	$3.25	2.81

7,037,482 warrants held by FBIO Acquisition were forfeited due to the FBIO sale. See Note 18.

Restricted Stock Units

A summary of the Company's non-vested restricted stock units for the six months ended March 31, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at September 30, 2018	2,207,242	$7,302,000
Granted	1,713,252	5,133,000
Vested	(334,622)	(1,422,000)
Forfeited	(115,356)	(374,000)
Non-vested restricted stock units at March 31, 2019	3,470,516	$10,639,000

In November 2018, the Company granted 1,447,292 restricted stock units ("RSUs") to certain employees of the Company. RSUs vest based on service and certain performance and market conditions. The fair value of the RSU awards issued in November 2018 was $4,289,000.

In February 2019, the Company granted 265,960 RSUs to certain directors and employees of the Company. RSUs vest based on service and certain performance and market conditions. The fair value of the RSU awards issued in February 2019 was $843,000.

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

For the three and six months ended March 31, 2019, the Company recognized compensation expense of $1,480,000 and $2,802,000, respectively, related to RSUs. For the three and six months ended March 31, 2018, the Company recognized compensation expense of $418,000 and $676,000, respectively, related to RSUs. At March 31, 2019, unrecognized compensation with respect to RSUs amounted to $6,440,000, assuming all performance-based compensation will vest.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes for the three and six month period ended March 31, 2019 and 2018 are based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate for the three and six month period ended March 31, 2019 and 2018 differs from the federal statutory income tax rate principally due to non-deductible expenses and state and local income taxes.

At March 31, 2019, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three and six months ended March 31, 2019 and 2018 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended March 31,
2019
Revenues	$42,578,000	$4,122,000	$—		$46,700,000
Pre-tax income (loss)	(3,458,000)	1,576,000	(2,011,000)	(a)	(3,893,000)
Assets	49,823,000	7,032,000	13,047,000	(b)	69,902,000
Depreciation and amortization	205,000	133,000	123,000		461,000
Interest	10,000	—	—		10,000
Capital expenditures	160,000	44,000	645,000		849,000
2018
Revenues	$56,478,000	$3,868,000	$—		$60,346,000
Pre-tax income (loss)	3,668,000	1,940,000	(6,282,000)	(c)	(674,000)
Assets	51,638,000	4,635,000	9,660,000	(b)	65,933,000
Depreciation and amortization	181,000	63,000	135,000		379,000
Interest	2,000	—	—		2,000
Capital expenditures	5,000	—	—		5,000

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Six Months Ended March 31,
2019
Revenues	$99,910,000	$4,897,000	$—		$104,807,000
Pre-tax income (loss)	(251,000)	1,073,000	(3,392,000)	(a)	(2,570,000)
Assets	49,823,000	7,032,000	13,047,000	(b)	69,902,000
Depreciation and amortization	398,000	204,000	256,000		858,000
Interest	18,000	—	—		18,000
Capital expenditures	171,000	71,000	758,000		1,000,000
2018
Revenues	$106,034,000	$4,391,000	$—		$110,425,000
Pre-tax income (loss)	5,242,000	948,000	(12,631,000)	(c)	(6,441,000)
Assets	51,638,000	4,635,000	9,660,000	(b)	65,933,000
Depreciation and amortization	367,000	121,000	270,000		758,000
Interest	5,000	—	—		5,000
Capital expenditures	44,000	6,000	—		50,000

(a)	Consists of professional fees, depreciation expense and other expenses not allocated to reportable segments by management.

(b)	Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.

(c)	Consists of loss on the change in fair value of warrant liability and executive salaries and other expenses not allocated to reportable segments by management.

NOTE 18. ACQUISITION OF CONTROLLING INTEREST IN THE COMPANY

On November 14, 2018, B. Riley Financial, Inc. (“B. Riley”) and FBIO Acquisition, Inc. (“FBIO Acquisition”), a subsidiary of Fortress Biotech, Inc. (“Fortress”), entered into a stock purchase agreement whereby FBIO Acquisition agreed to sell to a wholly-owned subsidiary of B. Riley FBIO Acquisition’s majority stake in the Company (the “FBIO Sale”). Under the terms of the agreement, B. Riley agreed to purchase 7,037,482 shares of the Company's common stock from FBIO Acquisition, which represented approximately 56.1% of the Company's outstanding common stock and Fortress’s entire economic interest in the Company. An aggregate of 3,010,054 shares were purchased immediately at $3.25 per share. After approval from FINRA was received on February 4, 2019, B. Riley purchased an additional 3,149,496 shares of the Company's common stock on February 11, 2019 and assigned its right to purchase the remaining 877,932 shares to third parties.

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

Upon final closing of the FBIO Sale, the warrants held by FBIO Acquisition ceased to be outstanding.

NOTE 19. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019 and 2018, investment banking revenues included approximately $0 and $3,633,000, respectively, of fees related to placement of securities for Fortress and subsidiaries of Fortress.

During the six months ended March 31, 2019 and 2018, investment banking revenues include approximately $0 and $4,931,000, respectively, of fees related to placement of securities for Fortress and subsidiaries of Fortress.

NOTE 20. VARIABLE INTEREST ENTITIES

The Company has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered variable interest entities (“VIEs”) under the accounting guidance. These Funds are established primarily to make and manage investments in equity or convertible debt securities of privately held companies that the Company, as investment advisor to the Funds, believes possess innovative or disruptive technologies and present opportunities for an initial public offering (“IPO”) or other similar liquidity event within approximately one to five years from the date of investment. The Funds intend to hold the investments until an IPO or other similar liquidity event and then to make distributions to its investors when contractually permitted, estimated approximately six months following such IPO or liquidity event.

The Company earns fees from the Funds in the form of placement agent fees and carried interest. For placement agent fees, the Company receives a cash fee of generally 7% to 10% of the amount of raised capital for the Funds and the fee is recognized at the time the placement services occurred. The Company receives carried interest as a percentage allocation (8% to 15%) of the profits of the Funds as compensation for asset management services provided to the Funds and it is recognized at the time of distribution. Once fund investors have received distributions in an amount equal to one hundred percent (100%) of their total capital contributions, the Company as the manager of the Funds will be entitled to share in any profits of the Funds to the extent of the carried interest. As the fee arrangements under such agreements are arm's-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company does not consolidate such VIEs.

Placement agent fees attributable to such arrangements for the three months ended March 31, 2019 and 2018 were $6,111,000 and $2,074,000, respectively, and are included in investment banking in the condensed consolidated statements of operations.

Placement agent fees attributable to such arrangements for the six months ended March 31, 2019 and 2018 were $25,090,000 and $8,290,000, respectively, and are included in investment banking in the condensed consolidated statements of operations.

Carried interest is recognized and recorded at the time of distribution and all contingencies are resolved. For the three and six months ended March 31, 2019, no carried interest has been recorded as no distribution events have occurred related to the Funds. Based on the investment performance of the Funds as of March 31, 2019, unrecognized carried interest under a hypothetical distribution was $32,436,000 and the related compensation expense associated was $19,419,000. Carried interest is dependent on the market and will fluctuate until a distribution event occurs.

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

The Company recognizes revenue from contracts with customers when, or as, the Company satisfies its performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of influence, such as market volatility or the judgment and actions of third parties.

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

The following provides detailed information on the recognition of the Company’s revenues from contracts with customers:

Commissions and Transaction Fees and Clearing Services. The Company earns commission and transaction fee and clearing services revenue based on the execution of transactions for clients primarily in equity and equity-related products. Trade execution, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission and transaction fee and clearing services revenues are recognized at a point in time on trade-date. Commission and transaction fee and clearing services revenues are generally paid on settlement date and the Company records a receivable between trade-date and payment on settlement date.

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

Investment Advisory/Asset Management Fees. The Company receives management and performance fees in connection with investment advisory services provided to various funds and accounts, which are satisfied over time and measured using a time elapsed measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract. Management and performance fees are considered variable as they are subject to fluctuation (e.g., changes in assets under management, market performance) and/or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon notional amount and are included in the transaction price at the end of each month when the assets under management or notional amount is known. Performance fees are received when the return on assets under management for a specified performance period exceed certain benchmark returns, “high-water marks” or other performance targets. The performance period related to performance fees is annual, semiannual or at the recognition of a liquidation event. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.

Tax Preparation and Accounting. The Company charges fees in connection with tax preparation and accounting services. Revenues are recorded upon completion of the services.

Disaggregation of Revenue

The following presents the Company’s revenues from contracts with customers disaggregated by major business activity and segment for the three and six months ended March 31, 2019:

For the Three Months Ended March 31, 2019	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$24,389,000	$—	$—	$24,389,000
Investment banking	9,797,000	—	—	9,797,000
Investment advisory	5,514,000	—	—	5,514,000
Tax preparation and accounting	—	4,122,000	—	4,122,000
Sub-total revenue from contracts with customers	39,700,000	4,122,000	—	43,822,000
Other revenue	2,878,000	—	—	2,878,000
Total revenue	$42,578,000	$4,122,000	$—	$46,700,000

For the Six Months Ended March 31, 2019	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$47,549,000	$—	$—	$47,549,000
Investment banking	36,868,000	—	—	36,868,000
Investment advisory	11,372,000	—	—	11,372,000
Tax preparation and accounting	—	4,897,000	—	4,897,000
Sub-total revenue from contracts with customers	95,789,000	4,897,000	—	100,686,000
Other revenue	4,121,000	—	—	4,121,000
Total revenue	$99,910,000	$4,897,000	$—	$104,807,000

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2019.

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

As of March 31, 2019, we had approximately 1,030 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 27 Company offices located in New York, New Jersey, Florida, Texas, Massachusetts and Washington, we had approximately 101 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Summary

Our second quarter ended March 31, 2019 resulted in a 23% decrease in revenues and a 9% decrease in operating expenses as compared to the comparative period last year. Commissions and investment banking revenues were adversely affected by US/China trade negotiations and related market disruption, and by the US Government shutdown in the early part of calendar 2019. As a result, client participation in market activity declined, and due to depressed market values, revenue growth in our investment advisory business was also reduced.

Revenues

Total revenues decreased $13,646,000, or 23%, to $46,700,000, in the current quarter as compared to $60,346,000 recorded in the comparative period last year.

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions	$22,801,000	$31,407,000	$(8,606,000)	(27)%
Net dealer inventory gains	1,269,000	2,761,000	(1,492,000)	(54)
Investment banking	9,797,000	14,532,000	(4,735,000)	(33)
Investment advisory	5,514,000	5,197,000	317,000	6
Interest and dividends	1,412,000	601,000	811,000	135
Transaction fees and clearing services	1,588,000	1,777,000	(189,000)	(11)
Tax preparation and accounting	4,122,000	3,868,000	254,000	7
Other	197,000	203,000	(6,000)	(3)
Total Revenues	$46,700,000	$60,346,000	$(13,646,000)	(23)%

Commissions decreased $8,606,000, or 27%, to $22,801,000 in the current quarter as compared to $31,407,000 recorded in the comparatively strong period last year. Retail commissions decreased as a result of market volatility and associated declines due to interest rate concerns, the US/China trade negotiations, and the US Government shutdown in the early part of calendar 2019. This had a negative effect on trading volumes due to market and economic uncertainty;

Net dealer inventory gains, decreased $1,492,000, or 54%, to $1,269,000 in the current quarter as compared to $2,761,000 recorded in the comparative period last year. During the comparative period last year, the Company strategically decided to reduce the breadth of our trading model to focus on specifically servicing our retail and institutional clients;

Investment banking fees decreased $4,735,000, or 33%, to $9,797,000 in the current quarter as compared to $14,532,000 recorded in the comparative period last year. Due to the US Government shutdown, several banking deals were delayed due to the associated office closure of the SEC;

Investment advisory fees increased $317,000, or 6%, to $5,514,000 in the current quarter as compared to $5,197,000 recorded in the comparative period last year. The volatility in the markets and the government shutdown had a negative impact on market values which reduced the revenue growth in our investment advisory business;

Interest and dividend income increased $811,000, or 135%, to $1,412,000 in the current quarter as compared to $601,000 recorded in the comparative period last year. The increase is primarily attributable to a new FDIC Sweep interest program that the company implemented in late 2018;

Transaction fees and clearing services decreased $189,000, or 11%, to $1,588,000 in the current quarter as compared to $1,777,000 recorded in the comparative period last year. This decrease is primarily due to fewer retail transactions being processed during the current period;

Tax preparation and accounting fees increased $254,000, or 7%, to $4,122,000 in the current quarter as compared to $3,868,000 recorded in the comparative period last year. This increase is attributable to revenue generated by new business acquisitions, which resulted in an increase in our client base;

Other revenue decreased $6,000, or 3%, to $197,000 in the current quarter as compared to $203,000 recorded in the comparative period last year.

Operating Expenses

Total operating expenses decreased $5,054,000, or 9%, to $50,599,000 in the current quarter as compared to $55,653,000 recorded in the comparative period last year.

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions, compensation and fees	$40,633,000	$49,345,000	$(8,712,000)	(18)%
Clearing fees	530,000	578,000	(48,000)	(8)
Communications	697,000	813,000	(116,000)	(14)
Occupancy	980,000	1,141,000	(161,000)	(14)
License and registration	747,000	530,000	217,000	41
Professional fees	1,733,000	578,000	1,155,000	200
Interest	10,000	2,000	8,000	400
Depreciation and amortization	461,000	379,000	82,000	22
Other administrative expenses	4,808,000	2,287,000	2,521,000	110
Total Operating Expenses	$50,599,000	$55,653,000	$(5,054,000)	(9)%

Commissions, compensation, and fees decreased $8,712,000, or 18%, to $40,633,000 in the current quarter as compared to $49,345,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees. The decrease is primarily related to lower revenues offset in part by higher costs for strategic new hires, increases in benefits expenses and increases in stock based compensation in connection with stock grants;

Clearing fees decreased $48,000, or 8%, to $530,000 in the current quarter as compared to $578,000 recorded in the comparative period last year;

Communications expenses decreased $116,000, or 14%, to $697,000 in the current quarter as compared to $813,000 recorded in the comparative period last year;

Occupancy expenses decreased $161,000, or 14%, to $980,000 in the current quarter as compared to $1,141,000 recorded in the comparative period last year. The decrease is mainly related to a lease termination in October 2018;

License and registration expense increased by $217,000, or 41%, to $747,000 in the current quarter as compared to $530,000 recorded in the comparative period last year. This increase is attributable to new licenses for software applications as the Company continues to invest in and implement technology enhancements;

Professional fees increased by $1,155,000, or 200% to $1,733,000 in the current quarter as compared to $578,000 recorded in the comparative period last year. This increase is primarily related to attorney's fees associated with the B. Riley transaction, corporate matters and an increase in legal expenses for customer claims;

Interest expense increased by $8,000, to $10,000 in the current quarter as compared to $2,000 recorded in the comparative period last year;

Depreciation and amortization expenses increased $82,000, or 22% to $461,000 in the current quarter as compared to $379,000 recorded in the comparative period last year due to higher amortization expense for new customer list intangibles as a result of new business acquisitions;

Other administrative expenses increased $2,521,000, or 110%, to $4,808,000 in the current quarter as compared to $2,287,000 recorded in the comparative period last year. This increase is attributable to higher provisions for potential arbitration settlements, stock based compensation for the board of directors and annual sales conference costs.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Summary

Our six months ended March 31, 2019 resulted in a 5% decrease in revenues and 1% increase in operating expenses as compared to the comparative period last year. The decrease in revenues is primarily related to lower commissions revenue offset in part by higher investment banking revenue.

Revenues

Total revenues decreased $5,618,000, or 5%, to $104,807,000 in the six months ended March 31, 2019 as compared to $110,425,000 recorded in the comparative period last year.

	Six Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions	$43,812,000	$57,025,000	$(13,213,000)	(23)%
Net dealer inventory gains	766,000	3,666,000	(2,900,000)	(79)
Investment banking	36,868,000	29,079,000	7,789,000	27
Investment advisory	11,372,000	10,529,000	843,000	8
Interest and dividends	2,996,000	1,232,000	1,764,000	143
Transaction fees and clearing services	3,737,000	4,074,000	(337,000)	(8)
Tax preparation and accounting	4,897,000	4,391,000	506,000	12
Other	359,000	429,000	(70,000)	(16)
Total Revenues	$104,807,000	$110,425,000	$(5,618,000)	(5)%

Commissions decreased $13,213,000, or 23%, to $43,812,000 in the six months ended March 31, 2019 as compared to $57,025,000 recorded in the comparative period last year. Retail commissions decreased due to uncertain market and economic conditions exacerbated by interest rate and US/China trade  concerns, and the US Government shutdown. This resulted in lower trading volumes and investor participation as many investors stayed on the sidelines during the high market volatility periods. In addition, the firm’s strategy of bringing quality issuance and private share offerings to our client base, reallocated revenue generation to investment banking from commissions;

Net dealer inventory gains decreased $2,900,000, or 79%, to $766,000 in the six months ended March 31, 2019 as compared to $3,666,000 recorded in the comparative period last year. During the comparative period last year, the Company strategically decided to reduce the breadth of our trading model to focus on specifically servicing our retail and institutional clients;

Investment banking fees increased $7,789,000, or 27%, to $36,868,000 in the six months ended March 31, 2019 as compared to $29,079,000 recorded in the comparative period last year. The increase was the result of successful, diverse, quality offerings across market segments, and to three significant private share offerings executed during the current six month period;

Investment advisory fees increased $843,000, or 8%, to $11,372,000 in the six months ended March 31, 2019 as compared to $10,529,000 recorded in the comparative period last year. A net increase in assets under management contributed to the increase. Revenue was mitigated in the second quarter due to lower market values, negatively impacting advisory fees charged to clients;

Interest and dividends increased $1,764,000, or 143%, to $2,996,000 in the six months ended March 31, 2019 as compared to $1,232,000 recorded in the comparative period last year. This increase is primarily attributable to a new FDIC Sweep interest program that the company implemented in late 2018;

Transaction fees and clearing services decreased $337,000, or 8%, to $3,737,000 in the six months ended March 31, 2019 as compared to $4,074,000 recorded in the comparative period last year. This decrease is primarily due to fewer retail transactions being processed during the current period;

Tax preparation and accounting fees increased $506,000, or 12%, to $4,897,000 in the six months ended March 31, 2019 as compared to $4,391,000 recorded in the comparative period last year. This increase is attributable to revenue generated by new business acquisitions, which resulted in an increase to our client base;

Other revenue decreased $70,000, or 16%, to $359,000 in the six months ended March 31, 2019 from $429,000 recorded in the comparative period last year. This decrease is due to a decline of client participation in our fully paid stock lending program. Client participation in this program varies quarter to quarter;

Operating Expenses

Total operating expenses increased $1,481,000, or 1%, to $107,389,000 in the six months ended March 31, 2019 as compared to $105,908,000 recorded in the comparative period last year.

	Six Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions, compensation and fees	$90,043,000	$92,906,000	$(2,863,000)	(3)%
Clearing fees	1,289,000	1,321,000	(32,000)	(2)
Communications	1,519,000	1,572,000	(53,000)	(3)
Occupancy	1,906,000	2,096,000	(190,000)	(9)
License and registration	1,326,000	1,167,000	159,000	14
Professional fees	3,717,000	1,970,000	1,747,000	89
Interest	18,000	5,000	13,000	260
Depreciation and amortization	858,000	758,000	100,000	13
Other administrative expenses	6,713,000	4,113,000	2,600,000	63
Total Operating Expenses	$107,389,000	$105,908,000	$1,481,000	1%

Commissions, compensation, and fees decreased $2,863,000, or 3%, to $90,043,000 in the six months ended March 31, 2019 as compared to $92,906,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue, net dealer inventory gains, investment banking and investment advisory, as well as compensation to our non-broker employees. The decrease is primarily related to lower revenues offset in part by higher costs for strategic new hires, increases in benefits expenses and increases in stock based compensation in connection with stock grants;

Clearing fees decreased $32,000, or 2%, to $1,289,000 in the six months ended March 31, 2019, as compared to $1,321,000 recorded in the comparative period last year;

Communications expenses decreased $53,000, or 3%, to $1,519,000 in the six months ended March 31, 2019, as compared to $1,572,000 recorded in the comparative period last year;

Occupancy expenses decreased $190,000, or 9%, to $1,906,000 in the six months ended March 31, 2019, as compared to $2,096,000 recorded in the comparative period last year. The decrease is mainly related to a lease termination in October 2018;

License and registration fees increased $159,000, or 14%, to $1,326,000 in the six months ended March 31, 2019, as compared to $1,167,000 recorded in the comparative period last year. This increase is attributable to licenses for software applications as the company continues to invest in and implement technology enhancement;

Professional fees increased $1,747,000, or 89%, to $3,717,000 in the six months ended March 31, 2019, as compared to $1,970,000 recorded in the comparative period last year. This increase is primarily related to attorney's fees associated with the B. Riley transaction, corporate matters and an increase in other legal expenses;

Interest expense increased $13,000, or 260%, to $18,000 in the six months ended March 31, 2019, as compared to $5,000 recorded in the comparative period last year;

Depreciation and amortization expenses increased $100,000, or 13%, to $858,000 in the six months ended March 31, 2019, as compared to $758,000 recorded in the comparative period last year. Higher amortization expense for new customer list intangibles as a result of new business acquisitions contributed to the majority of the increase;

Other administrative expenses increased $2,600,000, or 63%, to $6,713,000 in the six months ended March 31, 2019, as compared to $4,113,000 recorded in the comparative period last year. This increase is attributable to higher provisions for potential arbitration settlements and higher stock based compensation for the board of directors.

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

For the three months ended March 31, 2019 and 2018, EBITDA, as adjusted, was $(2,077,000) and $5,233,000, respectively. The decrease of $7,310,000, or 140% resulted primarily from lower profits generated in the current quarter.

For the six months ended March 31, 2019 and 2018, EBITDA, as adjusted, was $2,164,000 and $6,971,000, respectively. This decrease of $4,807,000 or 69%, resulted primarily from lower profits generated in the current period.

The following table presents a reconciliation of EBITDA, as adjusted, to net income (loss) as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income (loss), as reported	$(2,785,000)	$(2,252,000)	$(1,829,000)	$(10,292,000)
Interest expense	10,000	2,000	18,000	5,000
Income taxes	(1,108,000)	1,578,000	(741,000)	3,851,000
Depreciation	172,000	159,000	341,000	328,000
Amortization	289,000	220,000	517,000	430,000
EBITDA	(3,422,000)	(293,000)	(1,694,000)	(5,678,000)
Non-cash compensation expense	1,480,000	418,000	2,802,000	676,000
Change in fair value of warrant liability	—	5,597,000	—	11,194,000
Forgivable loan amortization	162,000	150,000	333,000	310,000
Unrealized loss (gain) on the firm's warrant portfolio	(297,000)	(639,000)	$723,000	$469,000
EBITDA, as adjusted	$(2,077,000)	$5,233,000	$2,164,000	$6,971,000

EBITDA, adjusted for non-cash compensation expense, change in fair value of warrant liability, forgivable loan amortization, and unrealized loss (gain) on the firm’s warrant portfolio, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance at March 31,		Average Balance during first six months of fiscal year ending September 30,
	2019	2018	2019	2018
Cash	$25,881,000	$27,211,000	$28,205,000	$25,013,000
Receivables from broker-dealers and clearing organizations	3,451,000	2,709,000	3,390,000	2,934,000
Securities owned (excludes warrants)	1,905,000	2,261,000	1,794,000	2,430,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	21,151,000	19,105,000	21,060,000	19,125,000

At March 31, 2019 and 2018 respectively, 45% and 49% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

NSC is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At March 31, 2019, NSC had net capital of $8,322,154 which was $7,322,154 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that NSC may dividend or advance to us. During the first three and six months of fiscal 2019 and 2018, NSC was in compliance with the rules governing dividend payments and other equity withdrawals.

We extend unsecured credit in the normal course of business to our brokers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific individual brokers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers. We have a regular and recurring dialogue with our Board of Directors to ensure proper liquidity management.

Our primary sources of liquidity include our cash flow from operations and the sale of our securities and other financing activities. We believe that we have sufficient funds from operations to fund our ongoing operating requirements through at least 2019. However, we may need to raise funds to enhance our working capital and for strategic purposes.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $1,000,000 and $50,000 during the first six months of fiscal 2019 and 2018, respectively.

Cash Flows for the Six Months Ended March 31, 2019 and 2018

	Six months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(1,829,000)	$(10,292,000)
Non-cash adjustments
Change in fair value of warrant liability	—	11,194,000
Depreciation and amortization	858,000	758,000
Stock based compensation	2,802,000	676,000
Deferred tax expense	(102,000)	2,413,000
Other	114,000	154,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers, forgivable loans and other	(483,000)	(1,005,000)
Accounts payable and accrued expenses and other liabilities	(989,000)	(288,000)
Prepaid expenses	(1,281,000)	809,000
Other	197,000	(397,000)
Net cash (used) provided by operating activities	(713,000)	4,022,000

Cash flows from investing and financing activities
Acquisition of businesses	(387,000)	(187,000)
Acquisition of intangible assets	—	(45,000)
Purchase of fixed assets	(734,000)	(50,000)
Collection on notes receivable	56,000	47,000
Repurchase of common stock for tax withholding	(232,000)	(82,000)
Principal payments under capital lease obligations	(110,000)	—
Principal payments under finance obligations	(114,000)	—
Net cash used in investing and financing activities	(1,521,000)	(317,000)
Net (decrease) increase in cash and restricted cash	$(2,234,000)	$3,705,000

Net cash (used) provided by operating activities decreased by $4,735,000 for the six months ended March 31, 2019, compared to the six months ended March 31, 2018. The decrease in net cash (used) provided by operating activities was primarily due to higher prepaid expenses and lower profits generated for the six months ended March 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

INFLATION

We believe inflation has not had a material effect on our financial condition as of March 31, 2019, and September 30, 2018, or on our results of operations and cash flows for the three and six months ended March 31, 2019 and 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our primary market risk arises from the fact that we engage in proprietary trading and make dealer markets in equity securities. Accordingly, we may maintain certain amounts of inventories in order to facilitate customer order flow. We may incur losses as a result of price movements in these inventories due to changes in interest rates, foreign exchange rates, equity prices and other political factors. We are not subject to direct market risk due to changes in foreign exchange rates. However, we are subject to market risk as a result of changes in interest rates and equity prices, which are affected by global economic conditions. We manage our exposure to market risk by limiting our net long or short positions. Trading and inventory accounts are monitored daily by management and we have instituted position limits. Our ability to manage market risk associated with our carried interest in our private shares program may be limited by contractual lock-ups, which prevent us from protecting against market decline in those shares.

Credit risk represents the amount of accounting loss we could incur if counterparties to our proprietary transactions fail to perform and the value of any collateral proves inadequate. Although credit risk relating to various financing activities is reduced by the industry practice of obtaining and maintaining collateral, we maintain more stringent requirements to further reduce our exposure. We monitor our exposure to counterparty risk on a daily basis by using credit exposure information and monitoring collateral values. Our clearing firms, in conjunction with our risk department, review margin requirements for large or concentrated accounts and set higher requirements or require a reduction of either the level of margin debt or investment in high-risk securities or, in some cases, requiring the transfer of the account to another broker-dealer.

We monitor our market and credit risks daily through internal control procedures designed to identify and evaluate the various risks to which we are exposed. There can be no assurance, however, that our risk management procedures and internal controls will prevent losses from occurring as a result of such risks.

The following table shows the fair values of our securities owned as of March 31, 2019. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2019 will have a material adverse effect on our consolidated financial position or results of operations.

Securities owned
Corporate stocks	$905,000
Restricted stock	1,000,000
Warrants	5,701,000
Total	$7,606,000

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

Risk Management

We have established various committees of the Board of Directors to oversee the management of risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our unaudited and audited condensed consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our unaudited condensed consolidated financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of March 31, 2019 and September 30, 2018, the Company accrued approximately $2,755,000 and $825,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

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

NATIONAL HOLDINGS CORPORATION

May 15, 2019	By:	/s/ Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
(Principal Executive Officer)

May 15, 2019	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)