Form 10-Q
period 2019-06-30
NATIONAL HOLDINGS CORP
filed 2019-08-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019	Commission File Number
001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 31, 2019 there were 13,064,964 shares of the registrant’s common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2019

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

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (i) general economic conditions; (ii) our ability to obtain future financing or funds when needed; (iii) our ability to maintain sufficient regulatory net capital; (iv) the ability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers; (v) a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed; (vi) increased competition from business development portals; (vii) technological changes; (viii) our potential inability to implement our growth strategy through acquisitions or joint ventures; (ix) acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and (x) our continued ability to maintain and execute our business strategy.

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (Unaudited)	September 30, 2018
ASSETS
Cash	$25,331,000	$27,920,000
Restricted cash	1,159,000	1,353,000
Cash deposits with clearing organizations	336,000	336,000
Securities owned, at fair value	7,589,000	7,786,000
Receivables from broker-dealers and clearing organizations	3,252,000	3,967,000
Forgivable loans receivable	1,511,000	1,567,000
Other receivables, net	6,234,000	4,265,000
Prepaid expenses	4,789,000	4,065,000
Fixed assets, net	4,538,000	2,671,000
Intangible assets, net	5,734,000	4,730,000
Goodwill	5,153,000	5,153,000
Deferred tax asset, net	4,166,000	4,192,000
Other assets, principally refundable deposits	684,000	444,000
Total Assets	$70,476,000	$68,449,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, but not yet purchased, at fair value	$1,000	$—
Accrued commissions and payroll payable	11,267,000	12,862,000
Accounts payable and accrued expenses	8,815,000	8,019,000
Deferred clearing and marketing credits	419,000	576,000
Other	708,000	57,000
Total Liabilities	21,210,000	21,514,000

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at June 30, 2019 and September 30, 2018; 13,064,964 shares issued and outstanding at June 30, 2019 and 12,541,890 shares issued and outstanding at September 30, 2018	261,000	250,000
Additional paid-in-capital	89,662,000	86,510,000
Accumulated deficit	(41,556,000)	(39,825,000)
Total National Holdings Corporation Stockholders’ Equity	48,367,000	46,935,000
Non-controlling interest	899,000	—
Total Stockholders’ Equity	49,266,000	46,935,000

Total Liabilities and Stockholders’ Equity	$70,476,000	$68,449,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2019	2018	2019	2018
Revenues
Commissions	$21,434,000	$28,397,000	$65,246,000	$85,422,000
Net dealer inventory gains (losses)	167,000	(1,263,000)	933,000	2,402,000
Investment banking	15,824,000	18,733,000	52,692,000	47,812,000
Investment advisory	7,577,000	5,281,000	18,949,000	15,811,000
Interest and dividends	1,434,000	772,000	4,430,000	2,003,000
Transaction fees and clearing services	1,465,000	1,605,000	5,202,000	5,680,000
Tax preparation and accounting	2,675,000	2,445,000	7,572,000	6,835,000
Other	199,000	267,000	559,000	697,000
Total Revenues	50,775,000	56,237,000	155,583,000	166,662,000

Operating Expenses
Commissions, compensation and fees	42,077,000	48,555,000	132,120,000	141,462,000
Clearing fees	492,000	451,000	1,781,000	1,772,000
Communications	720,000	857,000	2,239,000	2,429,000
Occupancy	966,000	738,000	2,872,000	2,834,000
License and registration	934,000	861,000	2,260,000	2,028,000
Professional fees	1,130,000	1,077,000	4,848,000	3,047,000
Interest	8,000	25,000	26,000	30,000
Depreciation and amortization	461,000	387,000	1,320,000	1,145,000
Other administrative expenses	2,773,000	1,727,000	9,484,000	5,839,000
Total Operating Expenses	49,561,000	54,678,000	156,950,000	160,586,000
Income (Loss) before Other Income (Expense) and Income Taxes	1,214,000	1,559,000	(1,367,000)	6,076,000

Other Income (Expense)
Change in fair value of warrant liability	—	—	—	(11,194,000)
Other income (expense)	6,000	(146,000)	18,000	90,000
Total Other Income (Expense)	6,000	(146,000)	18,000	(11,104,000)
Income (Loss) before Income Taxes	1,220,000	1,413,000	(1,349,000)	(5,028,000)

Income tax expense (benefit)	88,000	601,000	(652,000)	4,452,000
Net Income (Loss)	1,132,000	812,000	(697,000)	(9,480,000)

Net income attributable to non-controlling interest	(899,000)	—	(899,000)	—
Net income (loss) attributable to National Holdings Corporation common shareholders	$233,000	$812,000	$(1,596,000)	$(9,480,000)

Net income (loss) per share attributable to National Holdings Corporation common shareholders - Basic	$0.02	$0.07	$(0.13)	$(0.76)
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Diluted	$0.02	$0.06	$(0.13)	$(0.76)

Weighted average number of shares outstanding - Basic	12,931,660	12,490,539	12,751,712	12,461,776
Weighted average number of shares outstanding - Diluted	13,251,379	13,899,374	12,751,712	12,461,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	$
Balance, September 30, 2018	12,541,890	$250,000	$86,510,000	$(39,825,000)	$—	$46,935,000
Cumulative effect of adoption of ASC 606 (Note 21)	—	—	—	(135,000)	—	(135,000)
Balance, October 1, 2018	12,541,890	250,000	86,510,000	(39,960,000)	—	46,800,000
Stock-based compensation for restricted stock units	—	—	1,322,000	—	—	1,322,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 31,762 shares valued at $101,000 tendered for tax withholding	68,655	2,000	(103,000)	—	—	(101,000)
Net income	—	—	—	956,000	—	956,000
Balance, December 31, 2018	12,610,545	252,000	87,729,000	(39,004,000)	$—	48,977,000
Issuance of shares of common stock for warrant exercises	38	—	—	—	—	—
Stock-based compensation for restricted stock units	—	—	1,480,000	—	—	1,480,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 45,228 shares valued at $131,000 tendered for tax withholding	289,283	6,000	(137,000)	—	—	(131,000)
Net loss	—	—	—	(2,785,000)	—	(2,785,000)
Balance, March 31, 2019	12,899,866	258,000	89,072,000	(41,789,000)	—	47,541,000
Stock-based compensation for restricted stock units	—	—	720,000	—	—	720,000
Issuance of shares of common stock with respect to vested restricted stock units and awards, net of 43,726 shares valued at $127,000 tendered for tax withholding	165,098	3,000	(130,000)	—	—	(127,000)
Net income	—	—	—	233,000	899,000	1,132,000
Balance, June 30, 2019	13,064,964	$261,000	$89,662,000	$(41,556,000)	$899,000	$49,266,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
(Unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	$
Balance, September 30, 2017	12,437,916	$248,000	$66,955,000	$(28,315,000)	$15,000	$38,903,000
Stock-based compensation for restricted stock units	—	—	258,000	—	—	258,000
Net loss	—	—	—	(8,040,000)	—	(8,040,000)
Balance, December 31, 2017	12,437,916	248,000	67,213,000	(36,355,000)	15,000	31,121,000
Stock-based compensation for restricted stock units	—	—	418,000	—	—	418,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 26,540 shares valued at $82,000 tendered for tax withholding	51,585	1,000	(83,000)	—	—	(82,000)
Warrant liability reclassification	—	—	16,791,000	—	—	16,791,000
Deconsolidation of subsidiary	—	—	—	—	(15,000)	(15,000)
Net loss	—	—	—	(2,252,000)	—	(2,252,000)
Balance, March 31, 2018	12,489,501	$249,000	$84,339,000	$(38,607,000)	$—	$45,981,000
Issuance of shares of common stock for warrant exercises	1,489	—	5,000	—	—	5,000
Stock-based compensation for restricted stock units	—	—	929,000	—	—	929,000
Net income	—	—	—	812,000	—	812,000
Balance, June 30, 2018	12,490,990	$249,000	$85,273,000	$(37,795,000)	$—	$47,727,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Month Period Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(697,000)	$(9,480,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Change in fair value of warrant liability	—	11,194,000
Depreciation and amortization	1,320,000	1,145,000
Amortization of forgivable loans	500,000	474,000
Stock-based compensation	3,522,000	1,605,000
Provision (recovery) for doubtful accounts	(93,000)	18,000
Amortization of deferred clearing and marketing credit	(157,000)	(157,000)
Increase in fair value of contingent consideration payable	47,000	18,000
Deferred tax expense	26,000	2,070,000
Gain on deconsolidation of subsidiary	—	(15,000)
Changes in assets and liabilities
Cash deposits with clearing organizations	—	705,000
Securities owned, at fair value	197,000	(1,491,000)
Receivables from broker-dealers and clearing organizations	715,000	(331,000)
Forgivable loans receivable	(549,000)	(468,000)
Other receivables, net	(1,857,000)	(184,000)
Prepaid expenses	(724,000)	1,116,000
Other assets	68,000	(66,000)
Accrued commissions and payroll payable, accounts payable and accrued expenses and other liabilities	(1,908,000)	(433,000)
Securities sold, but not yet purchased, at fair value	1,000	(127,000)
Net cash provided by operating activities	411,000	5,593,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses	(387,000)	(187,000)
Acquisition of intangible assets	—	(45,000)
Purchase of fixed assets	(1,686,000)	(85,000)
Collection on notes receivable	86,000	69,000
Net cash used in investing activities	(1,987,000)	(248,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for tax withholding	(359,000)	(82,000)
Principal payments under capital lease obligations	(166,000)	—
Principal payments under finance obligations	(225,000)	—
Proceeds from warrant exercises	—	5,000
Contingent consideration payments	(457,000)	(141,000)
Net cash used in financing activities	(1,207,000)	(218,000)

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(2,783,000)	5,127,000

CASH AND RESTRICTED CASH BALANCE
Beginning of the period	29,273,000	24,889,000
End of the period	$26,490,000	$30,016,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	For The Nine Month Period Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$26,000	$13,000
Income taxes	$162,000	$1,569,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$40,000	$537,000
Finance obligation (related asset included in other assets and fixed assets - see Note 9)	$958,000	$—
Business acquired:
Identifiable intangible asset acquired	$1,815,000	$767,000
Contingent consideration payable	(1,428,000)	(580,000)
Cash paid	$387,000	$187,000
Reclassification of warrant liability from debt to equity	$—	$16,791,000

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of June 30, 2019 and for the three and nine months ended June 30, 2019 and 2018 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for additional disclosures and accounting policies.

Certain items in the condensed consolidated statement of operations for the fiscal 2018 period have been reclassified to conform to the presentation in the fiscal 2019 period. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Non-controlling Interest

NAM has a majority voting interest in Innovation X Management, LLC (“Innovation X”), which together serve as the investment manager of an investment fund (See Note 20). Because NAM has the majority voting interest in Innovation X, the results of operations of Innovation X are included in the Company's consolidated financial statements, and the amount attributable to the other investor is recorded as a non-controlling interest. During the three and nine months ended June 30, 2019, Innovation X recognized a carried interest earned from the investment fund of $2,247,000, of which $899,000 was attributable to the non-controlling interest.

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

The Company's broker-dealer subsidiary is National Securities Corporation, a Washington corporation (“NSC”). NSC conducts a national securities brokerage business through its main offices in New York City, New York and Boca Raton, Florida. NSC is an introducing broker and clears all transactions through clearing organizations, on a fully disclosed basis. NSC is registered with the Securities and Exchange Commission ("SEC") and is a member of the Financial Industry Regulatory Authority ("FINRA") and the Securities Investor Protection Corporation (the “SIPC”).

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

Our wholly-owned subsidiary, National Tax and Financial Services, Inc. (“National Tax”) formerly Gilman Ciocia, Inc., provides tax preparation and accounting services to individuals and small to midsize companies.

Our wholly-owned subsidiary, GC Capital Corporation ("GC"), provides licensed mortgage brokerage services in New York and Florida.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At June 30, 2019 and September 30, 2018, the receivables of $3,252,000 and $3,967,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s investment advisory business.

Other receivables at June 30, 2019 and September 30, 2018 consist of the following:

	June 30,	September 30,
	2019	2018
Trailing fees	$956,000	$1,086,000
Accounts receivable for tax and accounting services	702,000	661,000
Allowance for doubtful accounts - tax and accounting services	(354,000)	(286,000)
Advances to registered representatives	1,237,000	393,000
Investment banking receivable	1,453,000	357,000
Advisory fees	643,000	559,000
Notes receivable	658,000	746,000
Other	939,000	749,000
Total other receivables, net	$6,234,000	$4,265,000

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2024. Forgiveness of loans amounted to $500,000 and $474,000 for the nine months ended June 30, 2019 and 2018, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of June 30, 2019 and September 30, 2018, no allowance for doubtful accounts was required.

Forgivable loan activity for the nine months ended June 30, 2019 is as follows:

Balance, September 30, 2018	$1,567,000
Additions	549,000
Amortization	(500,000)
Reclassification to other receivables	(105,000)
Balance, June 30, 2019	$1,511,000

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

The following tables present the carrying values and estimated fair values at June 30, 2019 and September 30, 2018 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	June 30, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$25,331,000	$25,331,000	$—	$25,331,000
Cash deposits with clearing organizations	336,000	336,000	—	336,000
Receivables from broker-dealers and clearing organizations	3,252,000	—	3,252,000	3,252,000
Forgivable loans receivable	1,511,000	—	1,511,000	1,511,000
Other Receivables, net	6,234,000	—	6,234,000	6,234,000
	$36,664,000	$25,667,000	$10,997,000	$36,664,000

Liabilities
Accrued commissions and payroll payable	$11,267,000	$—	$11,267,000	$11,267,000
Accounts payable and accrued expenses (1)	7,053,000	—	7,053,000	7,053,000
	$18,320,000	$—	$18,320,000	$18,320,000

(1)    Excludes contingent consideration liabilities of $1,762,000.

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$27,920,000	$27,920,000	$—	$27,920,000
Cash deposits with clearing organizations	336,000	336,000	—	336,000
Receivables from broker-dealers and clearing organizations	3,967,000	—	3,967,000	3,967,000
Forgivable loans receivable	1,567,000	—	1,567,000	1,567,000
Other Receivables, net	4,265,000	—	4,265,000	4,265,000
	$38,055,000	$28,256,000	$9,799,000	$38,055,000

Liabilities
Accrued commissions and payroll payable	$12,862,000	$—	$12,862,000	$12,862,000
Accounts payable and accrued expenses (1)	7,275,000	—	7,275,000	7,275,000
	$20,137,000	$—	$20,137,000	$20,137,000

(1)    Excludes contingent consideration liabilities of $744,000.

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and September 30, 2018:

	June 30, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$1,105,000	$1,105,000	$—	$—	$1,105,000
Restricted stock	1,010,000	—	1,010,000	—	1,010,000
Warrants	5,474,000	—	1,772,000	3,702,000	5,474,000
	$7,589,000	$1,105,000	$2,782,000	$3,702,000	$7,589,000

Liabilities
Contingent consideration	$1,762,000	$—	$—	$1,762,000	$1,762,000
Securities sold, but not yet purchased
Corporate stocks	1,000	1,000	—	—	1,000
	$1,763,000	$1,000	$—	$1,762,000	$1,763,000

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$1,084,000	$1,084,000	$—	$—	$1,084,000
Restricted stock	670,000	—	670,000	—	670,000
Warrants	6,032,000	—	2,753,000	3,279,000	6,032,000
	$7,786,000	$1,084,000	$3,423,000	$3,279,000	$7,786,000

Liabilities
Contingent consideration	$744,000	$—	$—	$744,000	$744,000
	$744,000	$—	$—	$744,000	$744,000

Changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended June 30, 2019:

	Beginning Balance as of September 30, 2018	Net realized Gain or (losses)	Net Change in Unrealized Appreciation (Depreciation)	Purchases	Sales	Transfer Into Level 3 (a)	Transfer Out of Level 3 (b)	Ending Balance as of June 30, 2019
Assets
Warrants	$3,279,000	$—	$40,000	$—	$—	$532,000	$(149,000)	$3,702,000
(a) The Company received warrants as part of investment banking transactions.
(b) Transfers out consist of a transfer to Level 2 of a warrant as the underlying security became a publicly registered security and a warrant exercise.

See changes in Level 3 liabilities (contingent consideration) measured at fair value on a recurring basis for the nine months ended June 30, 2019 in Note 7.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets measured at fair value on a recurring basis with a significant Level 3 balance.

Financial Instruments Owned	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Input/Range
Warrants	$3,702,000	Market Approach	Discount for lack of marketability Volatility	21% - 43% 55% - 117%

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. The unrealized loss for the change in fair value of such positions for the nine months ended June 30, 2019 and 2018 amounted to approximately $1,065,000 and $2,723,000, respectively, which is included in net dealer inventory gains (losses).

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

Debt securities are valued based on recently executed transactions.

NOTE 6. FIXED ASSETS

Fixed assets as of June 30, 2019 and September 30, 2018 consist of the following:

	June 30, 2019	September 30, 2018	Estimated Useful Lives
Equipment and software	$1,834,000	$2,299,000	3 - 7
Furniture and fixtures	507,000	439,000	5
Construction in process	2,142,000	271,000	N/A
Leasehold improvements	1,845,000	1,453,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	1,249,000	739,000	3 - 7
	7,577,000	5,201,000
Less accumulated depreciation and amortization	(3,039,000)	(2,530,000)
Fixed assets, net	$4,538,000	$2,671,000

Depreciation expense associated with fixed assets for the three months ended June 30, 2019 and 2018 was $168,000 and $158,000, respectively.

Depreciation expense associated with fixed assets for the nine months ended June 30, 2019 and 2018 was $509,000 and $487,000, respectively.

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

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the nine months ended June 30, 2019 related to acquisitions:

Fair value of contingent consideration at September 30, 2018	$744,000
Fair value of contingent consideration in connection with 2019 acquisitions	1,428,000
Payments	(457,000)
Change in fair value	47,000
Fair value of contingent consideration at June 30, 2019	$1,762,000

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at June 30, 2019 and September 30, 2018:

	June 30, 2019
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$9,326,000	$4,325,000	$5,001,000	3-10
Brand name	710,000	—	710,000	Indefinite
Software license	45,000	22,000	23,000	3
	$10,081,000	$4,347,000	$5,734,000

	September 30, 2018
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$7,511,000	$3,525,000	$3,986,000	3-10
Brand name	710,000	—	710,000	Indefinite
Software license	45,000	11,000	34,000	3
	$8,266,000	$3,536,000	$4,730,000

Amortization expense associated with intangible assets for the three months ended June 30, 2019 and 2018 was $293,000 and $229,000, respectively.

Amortization expense associated with intangible assets for the nine months ended June 30, 2019 and 2018 was $811,000 and $658,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal year ending September 30,
Three months ending September 30, 2019	$293,000
2020	1,103,000
2021	1,092,000
2022	1,034,000
2023	781,000
Thereafter	721,000
Total	$5,024,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2019 and September 30, 2018 consist of the following:

	June 30, 2019	September 30, 2018
Legal	$285,000	$448,000
Audit	303,000	411,000
Telecommunications	266,000	240,000
Data services	236,000	370,000
Regulatory	210,000	335,000
Settlements	1,777,000	825,000
Contingent consideration payable	1,762,000	744,000
Deferred rent	750,000	670,000
Other	3,226,000	3,976,000
Total	$8,815,000	$8,019,000

At June 30, 2019, other primarily consists of $170,000 for investment banking deal expense accruals, $677,000 for soft dollar accruals, $225,000 for sales and use tax accrual, $94,000 for tax return preparation fees and $735,000 for the finance obligation of the annual subscription fee and implementation costs of the new general ledger system. At September 30, 2018, other primarily consists of $739,000 for restitution payment accrual related to 12b-1 trailing fees, $704,000 for soft dollar accruals, $187,000 for investment banking deal expense accruals and $189,000 for sales and use tax accrual.

In December 2018, the Company entered into an agreement for 12 months to finance the annual subscription fee of the new general ledger system in the amount of $308,000. The related asset is included in other assets in the condensed consolidated statements of financial condition. In January 2019, the Company entered into an agreement for 36 months to finance the implementation costs of the new general ledger system in the amount of $650,000. The related asset is included in fixed assets in the condensed consolidated statements of financial condition.

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

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2019	2018	2019	2018
Basic weighted-average shares	12,931,660	12,490,539	12,751,712	12,461,776
Effect of dilutive securities:
Warrants	—	1,136,017	—	—
Unvested restricted stock units	319,719	272,818	—	—
Diluted weighted-average shares	13,251,379	13,899,374	12,751,712	12,461,776

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive:

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2019	2018	2019	2018
Options	610,200	612,000	610,200	616,000
Warrants	5,398,907	—	5,398,907	12,437,420
Unvested restricted stock units	383,470	—	3,374,079	213,879
	6,392,577	612,000	9,383,186	13,267,299

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

The new revenue standard requires enhanced disclosures, which are included in Note 21 to the Company's condensed consolidated financial statements for the three and nine months ended June 30, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires the lessee to recognize the right to use lease assets and lease liabilities that arise from leases, and present them in its statement of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP requirements, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, have not significantly changed from previous US GAAP requirements. The amendments in this ASU are effective for the Company beginning October 1, 2019 and interim periods within those fiscal years. Early application is permitted for all entities. As of June 30, 2019, the Company has identified its arrangements that are within the scope of the new guidance and has evaluated its portfolio of leases, which is primarily comprised of operating real estate leases for its respective offices. The Company will elect the package of practical expedients and, upon adoption, will recognize the right to use lease assets and related lease liabilities as of the adoption date using FASB's modified retrospective approach. Prior period information will not be restated.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through December 2029, and as of June 30, 2019, is committed under operating leases for future minimum lease payments as shown in the table below.

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

Fiscal Year Ending September 30,	Operating Leases	Capital Lease
Three months ending September 30, 2019	$781,000	$61,000
2020	3,065,000	297,000
2021	2,685,000	—
2022	1,871,000	—
2023	1,700,000	—
Thereafter	4,257,000	—
Total minimum lease payments	$14,359,000	$358,000
Less: Amounts representing interest not yet incurred		15,000
Present value of capital lease obligations		$343,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases, excluding sublease income, for the three months ended June 30, 2019 and 2018 was $953,000 and $1,029,000, respectively. Rental expense under all operating leases, excluding sublease income, for the nine months ended June 30, 2019 and 2018 was $2,857,000 and $3,121,000, respectively. Sublease income under all operating subleases for the three months ended June 30, 2019 and 2018 was approximately $0 and $314,000, respectively. Sublease income under all operating subleases for the nine months ended June 30, 2019 and 2018 was approximately $51,000 and $404,000, respectively.

As of June 30, 2019, the Company and its subsidiaries had one outstanding letter of credit, which has been issued in the maximum amount of $1,159,000 as security for a property lease, and which is collateralized by the restricted cash as reflected in the condensed consolidated statements of financial condition.

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

On July 3, 2019, a lawsuit was filed against National Securities Corporation, National Asset Management, Inc., the Company, the Company’s current board members and certain former board members, certain officers of the Company, John Does 1–10, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York, captioned Kay Johnson v. National Securities Corporation, et al., Case No. 1:19-cv-06197-LTS. The complaint presents three purported derivative causes of action on behalf of the Company, and five causes of action by the plaintiff directly. As part of the derivative claims, the complaint generally alleges that certain of the individual defendants failed to establish and maintain adequate internal controls to ensure that the Board acted in accordance with its fiduciary duties to prevent and uncover alleged legal and regulatory misconduct and wrongdoing on the part of a National officer. As part of its claims brought directly by the plaintiff, the complaint generally alleges that certain individual and corporate defendants wrongfully terminated the employment of the plaintiff in violation of the Dodd-Frank Act and applicable common law, or conspired to do so. The complaint further alleges that certain corporate defendants violated the Equal Pay Act with regards to the plaintiff’s compensation. The complaint seeks monetary damages in favor of the Company, an order directing the Company’s board members to take actions to enhance the Company’s governance, compensatory and punitive damages in favor of the plaintiff, and attorneys’ fees and costs. The Company has notified its insurer of the lawsuit and believes it has valid defenses to the asserted claims of the complaint.

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At June 30, 2019 and September 30, 2018, the Company accrued approximately $1,777,000 and $825,000, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended June 30, 2019 and 2018 were $715,000 and $(85,000), respectively, and during the nine months ended June 30, 2019 and 2018, were $3,198,000 and $576,000, respectively. These amounts are included in other administrative expenses in the condensed consolidated statements of operations. The Company has included in professional fees litigation and arbitration related expenses of $401,000 and $364,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,329,000 and $706,000 for the nine months ended June 30, 2019 and 2018, respectively.

NOTE 14. NET CAPITAL REQUIREMENTS

NSC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At June 30, 2019, NSC had net capital of $7,948,070 which was $6,948,070 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCKHOLDERS' EQUITY

Stock Options

Information with respect to stock option activity during the nine months ended June 30, 2019 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	612,000	$6.23	$1.59	3.27	$—
Forfeited	(1,800)	$5.00	$2.30		$—
Outstanding at June 30, 2019	610,200	$6.19	$1.59	2.51	$—
Vested and exercisable at June 30, 2019	610,200	$6.19	$1.59	2.51	$—

All compensation expense associated with the grants of stock options was recognized in prior years.

Warrants

The following table summarizes information about warrant activity during the nine months ended June 30, 2019:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2018	12,436,427	$3.25	3.30
Exercised	(38)	$3.25
Forfeited	(7,037,482)	$3.25
Outstanding and exercisable at June 30, 2019	5,398,907	$3.25	2.56

7,037,482 warrants held by FBIO Acquisition were forfeited due to the FBIO sale. See Note 18.

Restricted Stock Units and Awards

A summary of the Company's non-vested restricted stock units and awards for the nine months ended June 30, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units and awards at September 30, 2018	2,207,242	$7,302,000
Granted	1,771,529	5,305,000
Vested	(485,169)	(2,034,000)
Forfeited	(119,523)	(389,000)
Non-vested restricted stock units and awards at June 30, 2019	3,374,079	$10,184,000

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

In April 2019, the Company granted 58,277 restricted stock awards ("RSAs") to an employee of the Company. RSAs vest based on service condition. The fair value of the RSAs issued in April 2019 was $173,000.

One RSU or RSA gives the right to one share of the Company’s common stock. RSUs and RSAs that vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSUs with a market condition. Compensation with respect to RSU and RSA awards is expensed on a straight-line basis over the vesting period.

For the three and nine months ended June 30, 2019, the Company recognized compensation expense of $720,000 and $3,522,000, respectively, related to RSUs and RSAs. For the three and nine months ended June 30, 2018, the Company recognized compensation expense of $929,000 and $1,605,000, respectively, related to RSUs and RSAs. At June 30, 2019, unrecognized compensation with respect to RSUs and RSAs amounted to $5,877,000, assuming all performance-based compensation will vest.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes for the three and nine month period ended June 30, 2019 and 2018 are based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate for the three and nine month period ended June 30, 2019 differs from the federal statutory income tax rate principally due to non-deductible expenses, state and local income taxes and income allocated to the non-controlling interest for which no tax expense was provided.

The effective tax rate for the three and nine month period ended June 30, 2018 differs from the federal statutory income tax rate principally due to non-deductible expenses, state and local income taxes and non-taxable changes in the fair value of warrant liability.

At June 30, 2019, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three and nine months ended June 30, 2019 and 2018 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended June 30,
2019
Revenues	$48,100,000	$2,675,000	$—		$50,775,000
Pre-tax income (loss)	1,610,000	430,000	(820,000)	(a)	1,220,000
Assets	50,470,000	5,344,000	14,662,000	(b)	70,476,000
Depreciation and amortization	207,000	137,000	117,000		461,000
Interest	8,000	—	—		8,000
Capital expenditures	461,000	6,000	909,000		1,376,000
2018
Revenues	$53,792,000	$2,445,000	$—		$56,237,000
Pre-tax income (loss)	1,912,000	441,000	(940,000)	(c)	1,413,000
Assets	52,928,000	4,741,000	10,233,000	(b)	67,902,000
Depreciation and amortization	182,000	71,000	134,000		387,000
Interest	25,000	—	—		25,000
Capital expenditures	511,000	—	61,000		572,000

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Nine Months Ended June 30,
2019
Revenues	$148,011,000	$7,572,000	$—		$155,583,000
Pre-tax income (loss)	1,359,000	1,503,000	(4,211,000)	(a)	(1,349,000)
Assets	50,470,000	5,344,000	14,662,000	(b)	70,476,000
Depreciation and amortization	605,000	341,000	374,000		1,320,000
Interest	26,000	—	—		26,000
Capital expenditures	633,000	77,000	1,666,000		2,376,000
2018
Revenues	$159,827,000	$6,835,000	$—		$166,662,000
Pre-tax income (loss)	7,154,000	1,389,000	(13,571,000)	(c)	(5,028,000)
Assets	52,928,000	4,741,000	10,233,000	(b)	67,902,000
Depreciation and amortization	549,000	192,000	404,000		1,145,000
Interest	30,000	—	—		30,000
Capital expenditures	555,000	6,000	61,000		622,000

(a)	Consists of professional fees, depreciation expense and other expenses not allocated to reportable segments by management.

(b)	Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.

(c)	Consists of loss on the change in fair value of warrant liability and executive salaries and other expenses not allocated to reportable segments by management.

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

NOTE 19. RELATED PARTY TRANSACTIONS

During the three and nine months ended June 30, 2019, there were no transactions with Fortress or subsidiaries of Fortress.

During the three and nine months ended June 30, 2018, investment banking revenues include approximately $0 and $4,931,000, respectively, of fees related to placement of securities for Fortress and subsidiaries of Fortress.

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

Placement agent fees attributable to such arrangements for the three months ended June 30, 2019 and 2018 were $6,395,000 and $10,777,000, respectively, and are included in investment banking in the condensed consolidated statements of operations.

Placement agent fees attributable to such arrangements for the nine months ended June 30, 2019 and 2018 were $31,484,000 and $19,067,000, respectively, and are included in investment banking in the condensed consolidated statements of operations.

Carried interest is recognized and recorded at the time of distribution and all contingencies are resolved. For the three and nine months ended June 30, 2019, $2,247,000 of carried interest has been recorded.

Based on the investment performance of the Funds as of June 30, 2019, unrecognized carried interest under a hypothetical distribution was $26,411,000 and the related compensation expense associated was $16,724,000. Carried interest is dependent on the market and will fluctuate until a distribution event occurs.

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

The following provides detailed information on the recognition of the Company’s revenues from contracts with customers:

Commissions and Transaction Fees and Clearing Services. The Company earns commission and transaction fee and clearing services revenue based on the execution of transactions for clients primarily in equity and equity-related products. Trade execution and settlement, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission and transaction fee and clearing services revenues are recognized at a point in time on trade-date. Commission and transaction fee and clearing services revenues are generally paid on settlement date and the Company records a receivable between trade-date and payment on settlement date.

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

Disaggregation of Revenue

The following presents the Company’s revenues from contracts with customers disaggregated by major business activity and segment for the three and nine months ended June 30, 2019:

For the Three Months Ended June 30, 2019	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$22,899,000	$—	$—	$22,899,000
Investment banking	15,824,000	—	—	15,824,000
Investment advisory	7,577,000	—	—	7,577,000
Tax preparation and accounting	—	2,675,000	—	2,675,000
Sub-total revenue from contracts with customers	46,300,000	2,675,000	—	48,975,000
Other revenue	1,800,000	—	—	1,800,000
Total revenue	$48,100,000	$2,675,000	$—	$50,775,000

For the Nine Months Ended June 30, 2019	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$70,448,000	$—	$—	$70,448,000
Investment banking	52,692,000	—	—	52,692,000
Investment advisory	18,949,000	—	—	18,949,000
Tax preparation and accounting	—	7,572,000	—	7,572,000
Sub-total revenue from contracts with customers	142,089,000	7,572,000	—	149,661,000
Other revenue	5,922,000	—	—	5,922,000
Total revenue	$148,011,000	$7,572,000	$—	$155,583,000

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2019.

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

As of June 30, 2019, we had approximately 1,000 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 27 Company offices located in New York, New Jersey, Florida, Texas, Massachusetts and Washington, we had approximately 94 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Summary

Our third quarter ended June 30, 2019 resulted in a 10% decrease in revenues and a 9% decrease in operating expenses as compared to the comparative period last year. Commissions declined from a particularly strong prior year quarter due to various factors, most significantly declining client trading velocity given high market valuation. While investment banking revenue declined somewhat during the quarter, we are also seeing a redistribution of revenue recognition from brokerage commissions to banking and investment advisory as the firm broadens its products and services.

Revenues

Total revenues decreased $5,462,000, or 10%, to $50,775,000, in the current quarter as compared to $56,237,000 recorded in the comparative period last year.

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions	$21,434,000	$28,397,000	$(6,963,000)	(25)%
Net dealer inventory gains (losses)	167,000	(1,263,000)	1,430,000	113
Investment banking	15,824,000	18,733,000	(2,909,000)	(16)
Investment advisory	7,577,000	5,281,000	2,296,000	43
Interest and dividends	1,434,000	772,000	662,000	86
Transaction fees and clearing services	1,465,000	1,605,000	(140,000)	(9)
Tax preparation and accounting	2,675,000	2,445,000	230,000	9
Other	199,000	267,000	(68,000)	(25)
Total Revenues	$50,775,000	$56,237,000	$(5,462,000)	(10)%

Commissions decreased $6,963,000, or 25%, to $21,434,000 in the current quarter as compared to $28,397,000 recorded in the comparatively strong period last year. As noted above, commissions declined from a particularly strong prior year quarter due to various factors, most significantly declining client trading velocity given high market valuation;

Net dealer inventory gains (losses), increased $1,430,000, or 113%, to $167,000 in the current quarter as compared to a loss of $(1,263,000) recorded in the comparative period last year. The increase is primarily due to a higher unrealized loss recorded in the comparative period last year for the change in fair value of the warrants received from investment banking deals;

Investment banking fees decreased $2,909,000, or 16%, to $15,824,000 in the current quarter as compared to $18,733,000 recorded in the comparative period last year. The decrease is primarily due to a significant investment advisory fee recorded in the comparative period last year;

Investment advisory fees increased $2,296,000, or 43%, to $7,577,000 in the current quarter as compared to $5,281,000 recorded in the comparative period last year. A net increase in assets under management and market valuation levels contributed to the increase. Carried interest recognized in the current quarter also contributed to the increase;

Interest and dividend income increased $662,000, or 86%, to $1,434,000 in the current quarter as compared to $772,000 recorded in the comparative period last year. The increase is primarily attributable to a new FDIC Sweep interest program that the company implemented in late 2018;

Transaction fees and clearing services decreased $140,000, or 9%, to $1,465,000 in the current quarter as compared to $1,605,000 recorded in the comparative period last year. This decrease is primarily due to fewer retail transactions being processed during the current period;

Tax preparation and accounting fees increased $230,000, or 9%, to $2,675,000 in the current quarter as compared to $2,445,000 recorded in the comparative period last year. This increase is attributable to revenue generated by new business acquisitions, which resulted in an increase in our client base;

Other revenue decreased $68,000, or 25%, to $199,000 in the current quarter as compared to $267,000 recorded in the comparative period last year. This decrease is due to a decline of client participation in our fully paid stock lending program. Client participation in this program varies quarter to quarter.

Operating Expenses

Total operating expenses decreased $5,117,000, or 9%, to $49,561,000 in the current quarter as compared to $54,678,000 recorded in the comparative period last year.

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions, compensation and fees	$42,077,000	$48,555,000	$(6,478,000)	(13)%
Clearing fees	492,000	451,000	41,000	9
Communications	720,000	857,000	(137,000)	(16)
Occupancy	966,000	738,000	228,000	31
License and registration	934,000	861,000	73,000	8
Professional fees	1,130,000	1,077,000	53,000	5
Interest	8,000	25,000	(17,000)	(68)
Depreciation and amortization	461,000	387,000	74,000	19
Other administrative expenses	2,773,000	1,727,000	1,046,000	61
Total Operating Expenses	$49,561,000	$54,678,000	$(5,117,000)	(9)%

Commissions, compensation, and fees decreased $6,478,000, or 13%, to $42,077,000 in the current quarter as compared to $48,555,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue earned, investment banking and investment advisory revenues, as well as compensation to our non-broker employees. The decrease, primarily related to lower revenues and therefore lower variable compensation expense, was offset in part by higher costs for strategic new hires and increases in benefits expenses;

Clearing fees increased $41,000, or 9%, to $492,000 in the current quarter as compared to $451,000 recorded in the comparative period last year;

Communications expenses decreased $137,000, or 16%, to $720,000 in the current quarter as compared to $857,000 recorded in the comparative period last year. The decrease is primarily due to cost saving measures implemented during the past year;

Occupancy expenses increased $228,000, or 31%, to $966,000 in the current quarter as compared to $738,000 recorded in the comparative period last year. The increase is primarily due to the sublease income recorded during the comparative period last year;

License and registration expense increased by $73,000, or 8%, to $934,000 in the current quarter as compared to $861,000 recorded in the comparative period last year. This increase is attributable to new licenses for software applications as the Company continues to invest in and implement technology enhancements;

Professional fees increased by $53,000, or 5% to $1,130,000 in the current quarter as compared to $1,077,000 recorded in the comparative period last year;

Interest expense decreased by $17,000, to $8,000 in the current quarter as compared to $25,000 recorded in the comparative period last year;

Depreciation and amortization expenses increased $74,000, or 19% to $461,000 in the current quarter as compared to $387,000 recorded in the comparative period last year due to higher amortization expense for new customer list intangibles as a result of new business acquisitions;

Other administrative expenses increased $1,046,000, or 61%, to $2,773,000 in the current quarter as compared to $1,727,000 recorded in the comparative period last year. This increase is primarily due to higher provisions for potential arbitration settlements.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Summary

Our nine months ended June 30, 2019 resulted in a 7% decrease in revenues and 2% decrease in operating expenses as compared to the comparative period last year. The decrease in revenues is primarily related to lower commissions revenue offset in part by higher investment banking and investment advisory revenues.

Revenues

Total revenues decreased $11,079,000, or 7%, to $155,583,000 in the nine months ended June 30, 2019 as compared to $166,662,000 recorded in the comparative period last year.

	Nine Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions	$65,246,000	$85,422,000	$(20,176,000)	(24)%
Net dealer inventory gains	933,000	2,402,000	(1,469,000)	(61)
Investment banking	52,692,000	47,812,000	4,880,000	10
Investment advisory	18,949,000	15,811,000	3,138,000	20
Interest and dividends	4,430,000	2,003,000	2,427,000	121
Transaction fees and clearing services	5,202,000	5,680,000	(478,000)	(8)
Tax preparation and accounting	7,572,000	6,835,000	737,000	11
Other	559,000	697,000	(138,000)	(20)
Total Revenues	$155,583,000	$166,662,000	$(11,079,000)	(7)%

Commissions decreased $20,176,000, or 24%, to $65,246,000 in the nine months ended June 30, 2019 as compared to $85,422,000 recorded in the comparative period last year. Retail commissions decreased due to uncertain market and economic conditions exacerbated by interest rate and US/China trade concerns, and the US Government shutdown. In addition, commissions declined from a particularly strong prior year due to various factors, most significantly declining client trading velocity given high market valuation. These issues have caused lower trading volumes in fiscal 2019. In addition, the firm’s strategy of bringing quality issuance and private share offerings to our client base, reallocated revenue generation to investment banking from commissions;

Net dealer inventory gains decreased $1,469,000, or 61%, to $933,000 in the nine months ended June 30, 2019 as compared to $2,402,000 recorded in the comparative period last year. During fiscal 2018, the Company strategically decided to reduce the breadth of our trading model to focus on specifically servicing our retail and institutional clients;

Investment banking fees increased $4,880,000, or 10%, to $52,692,000 in the nine months ended June 30, 2019 as compared to $47,812,000 recorded in the comparative period last year. The increase was the result of additional investment banking deals and three significant private share offerings executed during the current nine month period;

Investment advisory fees increased $3,138,000, or 20%, to $18,949,000 in the nine months ended June 30, 2019 as compared to $15,811,000 recorded in the comparative period last year. A net increase in assets under management and high market valuations contributed to the increase. Carried interest recognized in the current period also contributed to the increase;

Interest and dividends increased $2,427,000, or 121%, to $4,430,000 in the nine months ended June 30, 2019 as compared to $2,003,000 recorded in the comparative period last year. This increase is primarily attributable to a new FDIC Sweep interest program that the company implemented in late 2018;

Transaction fees and clearing services decreased $478,000, or 8%, to $5,202,000 in the nine months ended June 30, 2019 as compared to $5,680,000 recorded in the comparative period last year. This decrease is primarily due to fewer retail transactions being processed during the current period;

Tax preparation and accounting fees increased $737,000, or 11%, to $7,572,000 in the nine months ended June 30, 2019 as compared to $6,835,000 recorded in the comparative period last year. This increase is attributable to revenue generated by new business acquisitions, which resulted in an increase to our client base;

Other revenue decreased $138,000, or 20%, to $559,000 in the nine months ended June 30, 2019 from $697,000 recorded in the comparative period last year. This decrease is due to a decline of client participation in our fully paid stock lending program. Client participation in this program varies quarter to quarter.

Operating Expenses

Total operating expenses decreased $3,636,000, or 2%, to $156,950,000 in the nine months ended June 30, 2019 as compared to $160,586,000 recorded in the comparative period last year.

	Nine Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions, compensation and fees	$132,120,000	$141,462,000	$(9,342,000)	(7)%
Clearing fees	1,781,000	1,772,000	9,000	1
Communications	2,239,000	2,429,000	(190,000)	(8)
Occupancy	2,872,000	2,834,000	38,000	1
License and registration	2,260,000	2,028,000	232,000	11
Professional fees	4,848,000	3,047,000	1,801,000	59
Interest	26,000	30,000	(4,000)	(13)
Depreciation and amortization	1,320,000	1,145,000	175,000	15
Other administrative expenses	9,484,000	5,839,000	3,645,000	62
Total Operating Expenses	$156,950,000	$160,586,000	$(3,636,000)	(2)%

Commissions, compensation, and fees decreased $9,342,000, or 7%, to $132,120,000 in the nine months ended June 30, 2019 as compared to $141,462,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue, net dealer inventory gains, investment banking and investment advisory, as well as compensation to our non-broker employees. The decrease is primarily related to lower revenues offset in part by higher costs for strategic new hires, increases in benefits expenses and increases in stock based compensation in connection with stock grants;

Clearing fees increased $9,000, or 1%, to $1,781,000 in the nine months ended June 30, 2019, as compared to $1,772,000 recorded in the comparative period last year;

Communications expenses decreased $190,000, or 8%, to $2,239,000 in the nine months ended June 30, 2019, as compared to $2,429,000 recorded in the comparative period last year. The decrease is primarily due to cost saving measures implemented during the past year;

Occupancy expenses increased $38,000, or 1%, to $2,872,000 in the nine months ended June 30, 2019, as compared to $2,834,000 recorded in the comparative period last year;

License and registration fees increased $232,000, or 11%, to $2,260,000 in the nine months ended June 30, 2019, as compared to $2,028,000 recorded in the comparative period last year. This increase is attributable to licenses for software applications as the company continues to invest in and implement technology enhancement;

Professional fees increased $1,801,000, or 59%, to $4,848,000 in the nine months ended June 30, 2019, as compared to $3,047,000 recorded in the comparative period last year. This increase is primarily related to legal fees associated with the B. Riley transaction, corporate matters and other legal expenses;

Interest expense decreased $4,000, or 13%, to $26,000 in the nine months ended June 30, 2019, as compared to $30,000 recorded in the comparative period last year;

Depreciation and amortization expenses increased $175,000, or 15%, to $1,320,000 in the nine months ended June 30, 2019, as compared to $1,145,000 recorded in the comparative period last year. Higher amortization expense for new customer list intangibles as a result of new business acquisitions contributed to the majority of the increase;

Other administrative expenses increased $3,645,000, or 62%, to $9,484,000 in the nine months ended June 30, 2019, as compared to $5,839,000 recorded in the comparative period last year. This increase is attributable to higher provisions for potential arbitration settlements and higher stock based compensation for the board of directors.

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

For the three months ended June 30, 2019 and 2018, EBITDA, as adjusted, was $2,020,000 and $5,172,000, respectively. The decrease of $3,152,000, or 61% resulted primarily from lower revenue generation in the current quarter.

For the nine months ended June 30, 2019 and 2018, EBITDA, as adjusted, was $4,185,000 and $12,143,000, respectively. This decrease of $7,958,000 or 66%, resulted primarily from lower revenue generation and higher legal expenses for corporate matters and litigation and arbitration provisions in the current period.

The following table presents a reconciliation of EBITDA, as adjusted, to net income (loss) as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to common shareholders, as reported	$233,000	$812,000	$(1,596,000)	$(9,480,000)
Interest expense	8,000	25,000	26,000	30,000
Income taxes	88,000	601,000	(652,000)	4,452,000
Depreciation	168,000	158,000	509,000	487,000
Amortization	293,000	229,000	811,000	658,000
EBITDA	790,000	1,825,000	(902,000)	(3,853,000)
Non-cash compensation expense	720,000	929,000	3,522,000	1,605,000
Change in fair value of warrant liability	—	—	—	11,194,000
Forgivable loan amortization	167,000	164,000	500,000	474,000
Unrealized loss (gain) on the firm's warrant portfolio	343,000	2,254,000	$1,065,000	$2,723,000
EBITDA, as adjusted	$2,020,000	$5,172,000	$4,185,000	$12,143,000

EBITDA, adjusted for non-cash compensation expense, change in fair value of warrant liability, forgivable loan amortization, and unrealized loss (gain) on the firm’s warrant portfolio, is a key metric we use in evaluating our business. EBITDA and EBITDA, as adjusted, are considered non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending balance at June 30,		Average balance during first nine months of fiscal year ending September 30,
	2019	2018	2019	2018
Cash	$25,331,000	$28,664,000	$27,487,000	$25,926,000
Receivables from broker-dealers and clearing organizations	3,252,000	3,181,000	3,356,000	2,996,000
Securities owned (excludes warrants)	2,115,000	2,543,000	1,874,000	2,459,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	20,082,000	19,445,000	20,816,000	19,205,000

At June 30, 2019 and 2018 respectively, 44% and 51% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

NSC is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At June 30, 2019, NSC had net capital of $7,948,070 which was $6,948,070 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that NSC may dividend or advance to us. During the first three and nine months of fiscal 2019 and 2018, NSC was in compliance with the rules governing dividend payments and other equity withdrawals.

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

Our primary sources of liquidity include our cash flow from operations and the sale of our securities and other financing activities. We believe that we have sufficient funds from operations to fund our ongoing operating requirements for at least the next twelve months. However, we may need to raise funds to enhance our working capital and for strategic purposes.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $2,376,000 and $622,000 during the first nine months of fiscal 2019 and 2018, respectively.

Cash Flows for the Nine Months Ended June 30, 2019 and 2018

	Nine months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(697,000)	$(9,480,000)
Non-cash adjustments
Change in fair value of warrant liability	—	11,194,000
Depreciation and amortization	1,320,000	1,145,000
Stock based compensation	3,522,000	1,605,000
Deferred tax expense	26,000	2,070,000
Other	297,000	338,000
Changes in assets and liabilities
Receivables from clearing organizations, broker-dealers, forgivable loans and other	(1,691,000)	(983,000)
Accounts payable and accrued expenses and other liabilities	(1,908,000)	(433,000)
Prepaid expenses	(724,000)	1,116,000
Other	266,000	(979,000)
Net cash (used) provided by operating activities	411,000	5,593,000

Cash flows from investing and financing activities
Acquisition of businesses	(387,000)	(187,000)
Acquisition of intangible assets	—	(45,000)
Purchase of fixed assets	(1,686,000)	(85,000)
Collection on notes receivable	86,000	69,000
Repurchase of common stock for tax withholding	(359,000)	(82,000)
Principal payments under capital lease obligations	(166,000)	—
Principal payments under finance obligations	(225,000)	—
Proceeds from warrant exercises	—	5,000
Contingent consideration payments	(457,000)	(141,000)
Net cash used in investing and financing activities	(3,194,000)	(466,000)
Net (decrease) increase in cash and restricted cash	$(2,783,000)	$5,127,000

Net cash provided by operating activities decreased by $5,182,000 for the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018. The decrease in net cash provided by operating activities was primarily due to higher prepaid expenses and lower profits generated for the nine months ended June 30, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

INFLATION

We believe inflation has not had a material effect on our financial condition as of June 30, 2019, and September 30, 2018, or on our results of operations and cash flows for the three and nine months ended June 30, 2019 and 2018.

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

The following table shows the fair values of our securities owned as of June 30, 2019. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2019 will have a material adverse effect on our consolidated financial position or results of operations.

Securities owned
Corporate stocks	$1,105,000
Restricted stock	1,010,000
Warrants	5,474,000
Total	$7,589,000

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

Risk Management

We have established various committees to oversee the management of risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our unaudited and audited condensed consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our unaudited condensed consolidated financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and our subsidiaries are defendants or respondents in the normal course of business in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Several such cases have no stated alleged damages. Claim amounts are infrequently indicative of the actual amounts we will be liable for, if any. Further, we have a history of collecting amounts awarded in these types of matters from our registered representatives that are still affiliated, as well as from those that are no longer affiliated. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. We intend to vigorously defend our company in these actions, and the ultimate outcome of these matters cannot be determined at this time.

On July 3, 2019, a lawsuit was filed against National Securities Corporation, National Asset Management, Inc., the Company, the Company’s current board members and certain former board members, certain officers of the Company, John Does 1–10, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York, captioned Kay Johnson v. National Securities Corporation, et al., Case No. 1:19-cv-06197-LTS. The complaint presents three purported derivative causes of action on behalf of the Company, and five causes of action by the plaintiff directly. As part of the derivative claims, the complaint generally alleges that certain of the individual defendants failed to establish and maintain adequate internal controls to ensure that the Board acted in accordance with its fiduciary duties to prevent and uncover alleged legal and regulatory misconduct and wrongdoing on the part of a National officer. As part of its claims brought directly by the plaintiff, the complaint generally alleges that certain individual and corporate defendants wrongfully terminated the employment of the plaintiff in violation of the Dodd-Frank Act and applicable common law, or conspired to do so. The complaint further alleges that certain corporate defendants violated the Equal Pay Act with regards to the plaintiff’s compensation. The complaint seeks monetary damages in favor of the Company, an order directing the Company’s board members to take actions to enhance the Company’s governance, compensatory and punitive damages in favor of the plaintiff, and attorneys’ fees and costs. The Company has notified its insurer of the lawsuit and believes it has valid defenses to the asserted claims of the complaint.

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of June 30, 2019 and September 30, 2018, the Company accrued approximately $1,777,000 and $825,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

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

NATIONAL HOLDINGS CORPORATION

August 14, 2019	By:	/s/ Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
(Principal Executive Officer)

August 14, 2019	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)