Form 10-K
period 2019-09-30
NATIONAL HOLDINGS CORP
filed 2019-12-30
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Vesey Street, 25th Floor
New York, NY 10281
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 417-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.02 par value per share	NHLD	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of March 29, 2019, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $3.00 per share for the registrant’s common stock, as quoted on the Nasdaq Capital Market, was approximately $10,678,236.

As of November 30, 2019, there were 13,158,441 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	general economic conditions;

•	our ability to obtain future financing or funds when needed;

•	our ability to maintain sufficient regulatory net capital;

•	the ability of our broker-dealer operations to operate profitably in the face of intense competition from larger full-service and discount brokers;

•	a general decrease in financing and merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed;

•	increased competition from online and business development portals;

•	technological changes;

•	our potential inability to implement our growth strategy through recruiting, acquisitions or joint ventures;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

•	our continued ability to maintain and execute our business strategy.

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

PART I

Item 1. BUSINESS

National Holdings Corporation (“National,” “we,” “us,” “our,” or the “Company”) is a full-service investment banking and asset management firm that operates through its wholly-owned subsidiaries which principally provide financial services. Through our broker-dealer and investment advisory subsidiaries, we (1) offer full service retail brokerage services to individual, corporate and institutional clients, (2) provide investment banking, merger and acquisition and advisory services to high-growth micro-, small- and mid-cap companies and (3) trade securities, including making markets in micro- and small-cap stocks listed on the Nasdaq Capital Market (“Nasdaq”) and other exchanges.

National is a Delaware corporation organized in 1996. Our broker-dealer subsidiary is National Securities Corporation, a Washington corporation (“NSC”). NSC conducts a national securities brokerage business through its main offices in New York City, New York and Boca Raton, Florida. NSC is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. NSC is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation (the “SIPC”).

Our brokers, who we also refer to as our registered representatives, operate either as independent contractors or employees. An independent contractor registered representative typically establishes such representative’s own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, computer and other equipment, market data, software and general office supplies. As a result, such independent contractor registered representative is entitled to retain a higher percentage of the commissions generated by such representative’s sales than a registered representative employee at a traditional employee-based brokerage firm. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for less productive independent contractor registered representatives. A registered representative employee is provided with office space, technology, regulatory support and administrative support in exchange for a lower retention percentage of such employee’s production.

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

Our wholly-owned subsidiary, National Tax and Financial Services, Inc. (“National Tax”) formerly Gilman Ciocia, Inc., a Delaware corporation, provides tax preparation services to individuals, predominantly in the middle- and upper-income tax brackets and accounting services to small and midsize companies.

Our wholly-owned subsidiary, GC Capital Corporation, a Delaware corporation (“GC”), provides licensed mortgage brokerage services in New York and Florida.

B. Riley Transaction

On November 14, 2018, B. Riley Financial, Inc. (“B. Riley”) and FBIO Acquisition, Inc. (“FBIO Acquisition”), a subsidiary of Fortress Biotech, Inc. (“Fortress”), entered into a stock purchase agreement whereby FBIO Acquisition agreed to sell FBIO Acquisition’s majority stake in the Company to a wholly-owned subsidiary of B. Riley (the “FBIO Sale”). Under the terms of the agreement, B. Riley agreed to purchase 7,037,482 shares of our common stock from FBIO Acquisition, representing approximately 56.1% of our outstanding common stock and Fortress’s entire economic interest in the Company. An aggregate of 3,010,054 shares were purchased immediately at $3.25 per share. After approval from FINRA was received on February 4, 2019, B. Riley purchased an additional 3,149,496 shares of our common stock on February 11, 2019 and assigned its right to purchase the remaining 877,932 shares to a third party.

Further, in connection with the FBIO Sale, we entered into an agreement with B. Riley (the “B. Riley Agreement”), pursuant to which B. Riley agreed to certain customary standstill provisions, effective as of the date of the B. Riley Agreement through December 31, 2021 (the “Standstill Period”), prohibiting B. Riley and any of its affiliates or associates, directly or indirectly, from, among other things: (i) acquiring, agreeing to acquire or otherwise seeking to acquire any beneficial interest in the Company’s share capital or any of its material assets other than (x) the FBIO Sale and (y) pursuant to B. Riley’s pro rata participation rights described in the B. Riley Agreement; (ii) making a take-over bid, tender offer or exchange offer for all or any part of the Company’s share capital; (iii) announcing, or taking any action which would require the announcement of, any proposals by B. Riley for any business combination or any other similar transaction involving the securities of the Company or its material assets or businesses; (iv) soliciting proxies with respect to any securities of the Company or otherwise influencing any shareholders of the Company for any action or transaction; (v) requesting that the Board expand or reduce the number of directors or the number of Board designees nominated by otherwise designated by B. Riley; (vi) take any other action that would constitute a “business combination” for purposes of Section 203 of the Delaware General Corporation Law (including any successor statute thereto) (“Section 203”) (other than any transactions covered by Section 203(c)(3)(v) of the Delaware General Corporation Law that are in the ordinary course of our business operations); (vii) make any public announcement with respect to any of the foregoing, except as, and solely to the extent, legally required or compelled (and provided that the reason for any such required announcement is not the result of any action taken by B. Riley) or (viii) contest the validity of the standstill terms of the B. Riley Agreement or initiate or participate in any judicial proceeding to amend, waive, terminate or seek a release of the restrictions of such standstill terms.

Pursuant to the B. Riley Agreement, we granted to B. Riley the right to appoint two B. Riley representatives to attend meetings of the Board and any committee thereof in a non-voting observer capacity. If B. Riley’s beneficial ownership of the Company’s common stock is reduced to below 24%, B. Riley’s rights to designate board observers will be reduced to one board observer, and if B. Riley’s beneficial ownership of the Company’s common stock is reduced to below 5%, B. Riley’s rights to designate board observers will cease.

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

The B. Riley Agreement also contains non-solicitation terms that prohibit either the Company or B. Riley, or any of their respective affiliates, associates and related parties, from hiring any executive officer or member of senior management of the other party during the Standstill Period, subject to certain exceptions.

In connection with the B. Riley Agreement, the Board waived the applicability of Section 203 of the Delaware General Corporation Law to B. Riley in connection with the FBIO Sale.

Upon final closing of the FBIO Sale, the Company's warrants held by FBIO Acquisition ceased to be outstanding.

Winslow, Evans & Crocker, Inc. Acquisition

On August 26, 2019, we entered into a stock purchase agreement (as amended, the “Winslow Agreement” and the transactions contemplated thereunder, the “Winslow Acquisition”) whereby we agreed to acquire all of the outstanding equity interests (the “Purchased Shares”) of Winslow Evans & Crocker, Inc. (“WEC”), Winslow, Evans & Crocker Insurance Agency, Inc. (“WIA”), and Winslow Financial, Inc. (“WF” and collectively with WEC and WIA, the “Winslow Targets”). The Company entered into an amendment to the Winslow Agreement on October 11, 2019, to reflect certain clarifications to the terms of the Winslow Agreement as agreed to by the parties. The Winslow Acquisition is expected to close in the first fiscal quarter of 2020, subject to customary conditions and regulatory approvals.

Under the terms of the Winslow Agreement, at the closing of the Winslow Acquisition, the Company will acquire the Purchased Shares for an aggregate purchase price of approximately $3.2 million paid at closing in cash, subject to certain adjustments, plus additional consideration to be based on (i) the amount of net operating capital of WEC and WF as of the closing, payable in three annual installments and not to exceed $1.0 million in the aggregate, (ii) the aggregate pre-tax net income (loss) of the Winslow Targets through September 22, 2022, provided that such additional consideration shall not be less than $1.5 million and shall not exceed $3.0 million in the aggregate, and (iii) a portion of the synergies achieved through September 20, 2022. At the signing of the Winslow Agreement, the Company deposited $500,000 into escrow, which will be applied to the amount payable at closing or which would be forfeited if the Winslow Acquisition is approved by FINRA but are not consummated due to certain breaches of the Winslow Agreement by the Company.

WEC is a Boston-based, full-service investment firm established in 1991. WEC is an SEC Registered Investment Advisor and a FINRA registered broker-dealer. More than 50 financial professionals including Certified Financial Planners, Investment Advisor Representatives, Financial Consultants, brokers and other specialists are part of the Winslow team with over $2.5B in assets under management. Located in the heart of the financial district in Boston, MA, we believe that WEC is a strategic location for the Company to build out its banking platform. We expect that the Winslow Acquisition will be accretive to gross margin and adjusted EBITDA margin.

Clearing Relationships

NSC has clearing arrangements with National Financial Services LLC (“NFS”), Axos Clearing (“Axos”) formerly COR Clearing LLC and Raymond James (“RJ”).

Financial Information about Industry Segments

The Company has two reportable segments: (i) the brokerage and advisory services segment, and (ii) the tax and accounting services segment. The brokerage and advisory services segment includes broker-dealer and investment advisory services, sale of insurance products and licensed mortgage brokerage services provided by NSC, NAM, National Insurance, Prime Financial, and GC. The tax and accounting services segment includes tax preparation and accounting services provided by National Tax.

During the fiscal years ended September 30, 2019, 2018 and 2017, we recognized approximately 73%, 81% and 82%, respectively, of our total revenues from brokerage services, principal and agency transactions, and investment banking. During the fiscal years ended September 30, 2019, 2018 and 2017, (i) brokerage services consisting of retail brokerage commissions represented 41%, 52% and 51%, respectively, of total revenues, (ii) principal and agency transactions consisting of net dealer inventory (losses) gains represented (1)%, 2% and 8%, respectively, of total revenues, and (iii) investment banking consisting of corporate finance commissions and fees, represented 33%, 27% and 23%, respectively, of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Lines

Brokerage Services

NSC is registered as a broker-dealer with the SEC and licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. NSC is also a member of FINRA and SIPC.

Registered representatives are given broad discretion to structure their own practices and specialize in different areas of the securities markets subject to supervisory procedures and applicable rules and regulations. In addition, registered representatives have direct access to research materials, our management, our traders, and all levels of our support personnel.

The brokerage services provided by our registered representatives and investment advisors include execution of purchases and sales of stocks, options, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In the fiscal year ended September 30, 2019, trades of stocks and options represented approximately 58% of our brokerage revenues, trade of bonds represented approximately 8% of our brokerage revenues, and trade of mutual funds, annuities and various other securities made up approximately 32% of our brokerage revenues. The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

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

Historically, most of our registered representatives served as independent contractors responsible for providing their own office facilities, sales assistants, telephone, Internet, computer and other equipment, software, market data, supplies and other items of overhead. As of September 30, 2019, we had a total of approximately 970 associates of which 340 were employees and 630 were independent contractors. Of these associates, approximately 690 were registered representatives.

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

Broker-Dealer Trading

NSC buys and may maintain inventories in equity securities as “market-makers” for sale of those securities to other dealers and our customers. NSC may also maintain inventories in corporate, government and municipal debt securities for sale to our customers. The level of our market-making trading activities typically increases or decreases depending on the relative strength or weakness of the broader markets. As of September 30, 2019, we made markets in approximately 300 micro- and small-cap Nasdaq and other exchange-listed and over the counter quoted stocks. We anticipate that we will continue market-making trading activity in the future, which may include securities of companies for which we participated as an underwriter for in a public offering of securities.

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

Investment Banking

We provide corporate finance and investment banking services, including underwriting the sale of securities to the public in both initial and follow-on offerings and arranging for the private placement of securities with investors. Our investment banking services require a short-term commitment of our capital. Our corporate finance operations provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. Corporate finance revenues are generated from capital raising transactions of equity and debt securities and fees for strategic advisory services. Recognizing the diversity of our clients, we plan to work closely with our independent advisors to identify key additional investment banking verticals that we can strengthen to enhance our offerings to our clients.

Among the areas in which we intend to enhance our presence are biotechnology and healthcare. Our emerging biotechnology and healthcare investment banking business, accounted for approximately 27% of all investment banking revenues for the fiscal year ended September 30, 2019.

Investment Advisory Services

NAM, a wholly-owned subsidiary of the Company and a SEC-registered investment advisor, offers advisory services described below to clients in various programs. Under such customized engagements, clients authorize NAM to purchase and sell securities on a discretionary or non-discretionary basis (depending on the program) pursuant to investment objectives chosen by the client. The client’s Investment Advisory Representative (“IAR”) obtains the essential facts from the client, and assists in determining the appropriate program. The IAR provides ongoing investment advice and management that is tailored to the individual needs of the client through a review of the investment profile and objectives of the client. Depending on the program selected and the client’s profile and objectives, the types of securities that may be purchased or sold include mutual funds, ETFs, equities, options, fixed income securities, structured notes and partnership interests in real estate, oil and gas, as well as management of variable annuity sub-accounts. Clients generally may impose reasonable restrictions on investing in certain securities or groups of securities.

NAM receives compensation from clients through assets under management fees, administrative fees, and in some instances, hourly fees, fixed fees, performance-based fees or carried interest. IARs receive a portion of the fees in accordance with their contract with NAM. A NAM IAR may also be a registered representative with NSC, a subsidiary of the Company and an affiliate of NAM, and therefore can establish and service brokerage accounts for NAM clients.

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

•
Wrap programs, which are advisory programs in which advisory fees and execution fees are bundled, using a platform offered by Envestnet Asset Management, Inc., a SEC-registered investment adviser and “turnkey” asset management platform provider. The Envestnet platform provides wealth management technology for registered investment advisers along with asset management programs;

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

Tax Preparation and Accounting Services

We provide tax preparation and small business accounting services through our wholly-owned subsidiary, National Tax. Tax preparation business is conducted predominantly during the period from February through April of each year. During the 2019 tax year season, National Tax prepared approximately 24,000 federal, state and local tax returns.

We believe that we offer clients a cost effective and proactive tax preparation and tax planning service. National Tax’s volume allows it to provide uniform services at competitive prices. In addition, as compared to certain of its competitors that are open only during tax season, all of National Tax’s offices are open year round to provide financial planning and other services to our clients.

National Tax's preparers are generally not certified public accountants, attorneys or enrolled agents. Therefore, they are limited in the representation that they can provide to clients in the event of an audit by the Internal Revenue Service (“IRS”).

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

Broker-Dealer Regulation

As a result of federal and state registration and SRO memberships, broker-dealers are subject to overlapping schemes of regulation that cover all aspects of their securities businesses. Such regulations cover matters including capital requirements; uses and safekeeping of clients’ funds and securities; conduct of directors, officers, and employees; record keeping and reporting requirements; supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information; employee-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; requirements for the registration, underwriting, sale, and distribution of securities; customer identification rules; rules related to the identification and reporting of suspicious activity; and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including, in some instances, “suitability” determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades, and disclosures to customers.

Regulation NMS and Regulation SHO have substantially affected the trading of equity securities. These regulations were intended to increase transparency in the markets and have acted to further reduce spreads and, with competition from electronic marketplaces, to reduce commission rates paid by investors.

Additional legislation, changes in rules promulgated by the SEC and by SROs, and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the SROs conduct regular examinations of our broker-dealer subsidiaries and also initiate targeted and other specific inquiries from time to time, which generally include the investigation of issues involving substantial portions of the securities industry. The SEC and the SROs may conduct administrative proceedings, and the SEC may initiate litigation in federal court, either of which can result in censures, fines, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers. The US Department of Justice and state criminal authorities may also investigate activities of broker-dealers and institute criminal or civil proceedings against broker-dealers for violations of applicable law.

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

In February 2015, pursuant to a directive from FINRA, NSC reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2019, NSC had net capital of $5,887,912, which was $4,887,912 in excess of its required minimum net capital of $1,000,000.

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

Our asset management subsidiaries, NAM, is a SEC-registered investment adviser and is accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, as well as prohibitions on fraudulent activities.

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

Intellectual Property

We own the following federally registered mark: Gilman Ciocia Tax & Financial Planning®.

Employees

As of September 30, 2019, the Company’s personnel consisted of the following:

Position	Salaried Employees	Independent Contractors	Total
Officers	15	—	15
Administration	202	138	340
Brokers	44	484	528
Traders	10	3	13
Investment Bankers	11	—	11
Advisors	1	—	1
Accountants and tax preparers	57	5	62
Totals	340	630	970

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

Available Information

We maintain a website with the address www.yournational.com. We make available free of charge through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments thereto, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

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

In order to achieve profitability, we periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or make acquisitions or some type of business combination (e.g., merger, buyout, etc.). The availability of additional financing, including access to the credit and capital markets, depends on a variety of factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity and the overall availability of credit to the financial services sector. We may not be successful in any attempts to obtain additional financing. Failure to generate adequate cash from our operations or find sources of funding would require us to scale back or curtail our operations, including limiting our efforts to recruit additional registered representatives or acquire other businesses, and would have an adverse impact on our business and financial condition.

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

NSC is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At September 30, 2019, NSC had net capital of $5,887,912 which was $4,887,912 in excess of its required minimum net capital of $1,000,000.

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

The business of NSC and NAM is materially affected by conditions in the financial markets and the economy generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets including political turmoil, war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues would likely decline and our operations would likely be adversely affected.

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

Many taxpayers seek assistance from paid tax return preparers such as our National Tax subsidiary, because of the level of complexity involved in the tax return preparation and filing process. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns. The passage of any measures that significantly simplify tax return preparation or otherwise reduce the need for a third party tax return preparer could reduce demand for our services which may adversely affect operating results. Additionally, from time to time, the United States Treasury Department and the IRS adopt policy and rule changes and other initiatives that result in a decrease in the number of tax returns filed or reduce the size of tax refunds. Such changes in the tax law could reduce demand for our services, causing our operating results to be adversely affected.

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

Independent contractor registered representatives operate from their own offices and are responsible in large part for the costs and expenses involved in their operations. As of September 30, 2019, we had a total of approximately 970 associates, of which 630 were independent contractors. The enactment of any legislation that would affect the eligibility requirements for independent contractor status could have a significant effect on this business model and lead to additional costs and expenses, which could have a material adverse on our results of operations.

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

Risks Related to our Common Stock

Our principal stockholders, including B. Riley, as well as our directors and officers, control a large percentage of shares of our common stock, and can control our corporate actions.

As of September 30, 2019, B. Riley owned approximately 46.8% of our issued and outstanding shares of common stock. As a result B. Riley may be able to control most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions, subject to restrictions on B. Riley's ability to take certain actions, including with respect to our Board, as set forth in the B. Riley Agreement. The concentration of the ownership of the shares of our common stock may also serve to limit the trading volume of our common stock. The common stock of B. Riley is traded on the Nasdaq Capital Market.

Under our agreement with B. Riley, B. Riley agreed to certain customary standstill provisions, effective as of the date of the B. Riley Agreement through December 31, 2021. Additionally, we have granted to B. Riley the right to appoint up to two B. Riley representatives to attend meetings of the Board and any committee thereof in a non-voting observer capacity. The B. Riley Agreement further permits B. Riley to participate pro rata in any bona fide common stock equity offering by us if the offering price of the Company’s common stock in such offering is equal to or less than $3.25 per share, as adjusted for stock splits, stock dividends, stock combinations and similar events, subject to certain exceptions. This participation right will end upon the earlier of (x) the end of the Standstill Period and (y) a change in control of the Company, as defined in the B. Riley Agreement.

Our common stock has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Our common stock is traded on the Nasdaq Capital Market under the symbol “NHLD”. Traditionally, the trading volume of our common stock has been limited. For the 30 trading days ending on September 30, 2019, the average daily trading volume was approximately 14,000 shares per day. During such 30-day period the closing price of our common stock ranged from a high of $2.78 to a low of $2.17. We expect that this limited trading volume will continue due to the concentrated ownership of our common stock by B. Riley. Because of this limited trading volume, holders of our common stock may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

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

At September 30, 2019, there are no shares of our preferred stock outstanding. The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company.

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

Leases expire at various times through August 2032. We believe the rent at each of our locations is reasonable based on current market rates and conditions. We consider the facilities of our company and those of our subsidiaries to be reasonably insured and adequate for the foreseeable needs of our company and our subsidiaries.

The following chart provides information related to these lease obligations as of September 30, 2019:

Address	Approximate Square Footage	Approximate Annual Base Lease Rental	Lease Termination Date
200 Vesey Street, 25th Floor, New York, NY	15,988	$767,424	27-Feb-26
600 University Street, Suite 2900, Seattle, WA	7,620	$310,515	31-Oct-26
5000 T-Rex Avenue, Suite 300, Boca Raton, FL	16,726	$288,524	31-Aug-32
61 South Paramus Road, Suite 530, Paramus, NJ	7,968	$254,976	31-May-30
2875 NE 191st Street, Suite 601, Aventura, FL	5,208	$254,671	31-May-21
14802 N. Dale Mabry Blvd., Suite 101 and 204, Tampa, FL	7,038	$163,930	31-Dec-21
35-30 Francis Lewis Blvd., Suite 205, Flushing, NY	4,600	$150,796	31-Aug-21
2711 North Haskell Avenue, Suite 2950, Dallas, TX	6,724	$135,180	31-Dec-29
100 Franklin Street, Boston, MA	1,982	$99,100	28-Feb-24
4000 Route 66, Tinton Falls, NJ	6,721	$97,721	30-Nov-20
11 Raymond Ave, Suite 22, Poughkeepsie, NY	3,558	$95,805	30-Jun-23
540 Gidney Ave, Newburgh, NY	4,535	$95,034	30-Jun-21
500 Portion Rd, Suite 2 & 4, Lake Ronkonkoma, NY	3,727	$92,241	1-Jan-21
181 East Jericho Turnpike, 2nd Floor, Mineola, NY	3,165	$89,056	30-Apr-25
2050 Eastchester Road, Suite 1-A, Bronx, NY	3,220	$86,520	31-Oct-22
7370 College Parkway, Ft. Myers, FL	3,749	$76,086	30-Nov-19
1550-1556 Third Ave., Suite 306, New York, NY	1,212	$72,277	30-Nov-20
28050 US Highway 19 North, Suite 302, Clearwater FL	3,165	$64,123	30-Apr-20
3535 Military Trail, Suite 201 & 202, Jupiter, FL	2,944	$61,824	30-Apr-22
1200 N. Federal Highway, Suite 215, Boca Raton, FL	3,214	$57,434	31-Mar-24
11 Raymond Ave, Suite 21, Poughkeepsie, NY	2,200	$57,092	31-Jul-20
5839 Main St, Williamsville, NY	3,159	$56,862	31-Dec-23
1580 South Main Street, Suite 101, Boerne, TX	2,224	$44,480	29-Feb-20
155 N. Lake Avenue, 8th Floor, Pasadena, CA	100	$30,488	31-Jul-20
163 Old Little Britain Road, Newburgh, NY	1,120	$30,000	month to month
44 Stelton Rd, Suite 235, Piscataway, NJ	1,242	$23,158	month to month
2170 W. St. Rd. 434, Suite 376, Longwood, FL	940	$17,223	30-Sep-20
3301 Bonita Beach Rd, Suite 107, Bonita Beach, FL	982	$11,784	31-Aug-24

Item 3. LEGAL PROCEEDINGS

We and our subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Several cases have no stated alleged damages. Claim amounts are infrequently indicative of the actual amounts we will be liable for, if any. Further, we have a history of collecting amounts awarded in these types of matters from our brokers that are still affiliated, as well as from those that are no longer affiliated. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. We intend to vigorously defend the Company in these actions, and the ultimate outcome of these matters cannot be determined at this time.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2019 and 2018, we accrued approximately $1,817,000 and $825,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statement of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend the Company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows. Amounts charged to operations for settlements and potential losses in fiscal years 2019, 2018 and 2017 were $3,008,000, $1,737,000 and $3,414,000 respectively, which are included in other administrative expenses in our statement of operations. We have included in professional fees, litigation and arbitration related expenses of $2,052,000, $950,000 and $1,476,000 for fiscal years 2019, 2018 and 2017, respectively.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 3, 2015, our common stock began trading on the Nasdaq Capital Market under the symbol “NHLD.”

Stockholders

As of November 30, 2019, we had approximately 240 stockholders of record and we estimated our total number of beneficial stockholders at approximately 850.

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

Issuer Purchases of Equity Securities

In August 2015, the Board authorized the repurchase of up to $2 million of our common stock. Share repurchases, if any, could be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Board did not stipulate an expiration date for this repurchase, though we did agree to suspend this repurchase program in a merger agreement among our company, Fortress and FBIO Acquisition, dated as of April 27, 2016 (as amended, the “Merger Agreement”). During the years ended September 30, 2019 and 2018, we did not repurchase any shares.

Subsequent to September 30, 2019 and through the date of the issuance of this report, we had not acquired any additional shares.

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from March 3,
2015 through September 30, 2019, with the cumulative total return over such period on the Nasdaq Composite Index and the S&P 500. The graph assumes an investment of $100 on March 3, 2015, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of dividends.

Information relating to the compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this Form 10-K.

Item 6. SELECTED FINANCIAL DATA

You should read the following selected financial data together with our financial statements and the related notes appearing at the end of this Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” section of this Form 10-K. We have derived the financial information from our audited financial statements.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended September 30,
	2019	2018	2017	2016	2015
Operating Results:
Total revenues	$212,941,000	$211,115,000	$189,870,000	$174,076,000	$163,046,000
Total operating expenses	210,841,000	208,396,000	181,902,000	176,545,000	162,568,000
Income (loss) before other income (expense) and income taxes	2,100,000	2,719,000	7,968,000	(2,469,000)	478,000
Other income (expense)	60,000	(11,041,000)	8,611,000	—	—
Income (loss) before income taxes	2,160,000	(8,322,000)	16,579,000	(2,469,000)	478,000
Net income (loss) attributable to National Holdings Corporation common shareholders	$(819,000)	$(11,510,000)	$12,528,000	$(5,559,000)	$285,000
Per common and equivalent share:
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Basic	$(0.06)	$(0.92)	$1.01	$(0.45)	$0.02
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Diluted	$(0.06)	$(0.92)	$1.00	$(0.45)	$0.02
Weighted average number of shares outstanding - Basic	12,821,581	12,474,753	12,437,916	12,435,923	12,464,496
Weighted average number of shares outstanding - Diluted	12,821,581	12,474,753	12,472,541	12,435,923	12,502,254

Balance Sheet Data:
Total assets	$81,207,000	$68,449,000	$64,398,000	$60,546,000	$63,382,000
Total liabilities	29,608,000	21,514,000	25,495,000	34,773,000	18,120,000
Total shareholders’ equity	51,599,000	46,935,000	38,903,000	25,773,000	45,262,000

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

NSC is subject to regulation by, among others, the SEC and FINRA, and is a member of SIPC. In addition, NSC is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico and the U.S. Virgin Islands. National Tax is also subject to regulation by, among others, the IRS.

As of September 30, 2019, we had approximately 970 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 28 Company offices located in New York, New Jersey, Florida, Texas, Massachusetts, California and Washington, we had approximately 90 other registered offices, owned and operated by independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

B. Riley Transaction

On November 14, 2018, B. Riley Financial, Inc. (“B. Riley”) and FBIO Acquisition, Inc. (“FBIO Acquisition”), a subsidiary of Fortress Biotech, Inc. (“Fortress”), entered into a stock purchase agreement whereby FBIO Acquisition agreed to sell FBIO Acquisition’s majority stake in the Company to a wholly-owned subsidiary of B. Riley (the “FBIO Sale”). Under the terms of the agreement, B. Riley agreed to purchase 7,037,482 shares of our common stock from FBIO Acquisition, representing approximately 56.1% of our outstanding common stock and Fortress’s entire economic interest in the Company. An aggregate of 3,010,054 shares were purchased immediately at $3.25 per share. After approval from FINRA was received on February 4, 2019, B. Riley purchased an additional 3,149,496 shares of our common stock on February 11, 2019 and assigned its right to purchase the remaining 877,932 shares to a third party.

Further, in connection with the FBIO Sale, we entered into an agreement with B. Riley (the “B. Riley Agreement”), pursuant to which B. Riley agreed to certain customary standstill provisions, effective as of the date of the B. Riley Agreement through December 31, 2021 (the “Standstill Period”), prohibiting B. Riley and any of its affiliates or associates, directly or indirectly, from, among other things: (i) acquiring, agreeing to acquire or otherwise seeking to acquire any beneficial interest in the Company’s share capital or any of its material assets other than (x) the FBIO Sale and (y) pursuant to B. Riley’s pro rata participation rights described in the B. Riley Agreement; (ii) making a take-over bid, tender offer or exchange offer for all or any part of the Company’s share capital; (iii) announcing, or taking any action which would require the announcement of, any proposals by B. Riley for any business combination or any other similar transaction involving the securities of the Company or its material assets or businesses; (iv) soliciting proxies with respect to any securities of the Company or otherwise influencing any shareholders of the Company for any action or transaction; (v) requesting that the Board expand or reduce the number of directors or the number of Board designees nominated by otherwise designated by B. Riley; (vi) take any other action that would constitute a “business combination” for purposes of Section 203 of the Delaware General Corporation Law (including any successor statute thereto) (“Section 203”) (other than any transactions covered by Section 203(c)(3)(v) of the Delaware General Corporation Law that are in the ordinary course of our business operations); (vii) make any public announcement with respect to any of the foregoing, except as, and solely to the extent, legally required or compelled (and provided that the reason for any such required announcement is not the result of any action taken by B. Riley) or (viii) contest the validity of the standstill terms of the B. Riley Agreement or initiate or participate in any judicial proceeding to amend, waive, terminate or seek a release of the restrictions of such standstill terms.

Pursuant to the B. Riley Agreement, we granted to B. Riley the right to appoint B. Riley representatives to attend meetings of the Board and any committee thereof in a non-voting observer capacity. If B. Riley’s beneficial ownership of the Company’s common stock is reduced to below 24%, B. Riley’s rights to designate board observers will be reduced to one board observer, and if B. Riley’s beneficial ownership of the Company’s common stock is reduced to below 5%, B. Riley’s rights to designate board observers will cease.

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

The B. Riley Agreement also contains non-solicitation terms that prohibit either the Company or B. Riley, or any of their respective affiliates, associates and related parties, from hiring any executive officer or member of senior management of the other party during the Standstill Period, subject to certain exceptions.

In connection with the B. Riley Agreement, the Board waived the applicability of Section 203 of the Delaware General Corporation Law to B. Riley in connection with the FBIO Sale.

Upon final closing of the FBIO Sale, the warrants held by FBIO Acquisition ceased to be outstanding.

Winslow, Evans & Crocker, Inc. Acquisition

On August 26, 2019, we entered into a stock purchase agreement (as amended, the “Winslow Agreement” and the transactions contemplated thereunder, the “Winslow Acquisition”) whereby we agreed to acquire all of the outstanding equity interests (the “Purchased Shares”) of Winslow Evans & Crocker, Inc. (“WEC”), Winslow, Evans & Crocker Insurance Agency, Inc. (“WIA”), and Winslow Financial, Inc. (“WF” and collectively with WEC and WIA, the “Winslow Targets”). The Company entered into an amendment to the Winslow Agreement on October 11, 2019, to reflect certain clarifications to the terms of the Winslow Agreement as agreed to by the parties. The Winslow Acquisition is expected to close in the first fiscal quarter of 2020, subject to customary conditions and regulatory approvals.

Under the terms of the Winslow Agreement, at the closing of the Winslow Acquisition, the Company will acquire the Purchased Shares for an aggregate purchase price of approximately $3.2 million paid at closing in cash, subject to certain adjustments, plus additional consideration to be based on (i) the amount of net operating capital of WEC and WF as of the closing, payable in three annual installments and not to exceed $1.0 million in the aggregate, (ii) the aggregate pre-tax net income (loss) of the Winslow Targets through September 22, 2022, provided that such additional consideration shall not be less than $1.5 million and shall not exceed $3.0 million in the aggregate, and (iii) a portion of the synergies achieved through September 20, 2022. At the signing of the Winslow Agreement, the Company deposited $500,000 into escrow, which will be applied to the amount payable at closing or which would be forfeited if the Winslow Acquisition is approved by FINRA but are not consummated due to certain breaches of the Winslow Agreement by the Company.

WEC is a Boston-based, full-service investment firm established in 1991. WEC is an SEC Registered Investment Advisor and a FINRA registered broker-dealer. More than 50 financial professionals including Certified Financial Planners, Investment Advisor Representatives, Financial Consultants, brokers and other specialists are part of the Winslow team with over $2.5B in assets under management. Located in the heart of the financial district in Boston, MA, we believe that WEC is a strategic location for the Company to build out its banking platform. We expect that the Winslow Acquisition will be accretive to gross margin and adjusted EBITDA margin.

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

Investment banking revenues consist of underwriting revenues, advisory revenues and private placement fees. Underwriting revenues arise from securities offerings in which we act as an underwriter and include management fees, selling concessions and underwriting fees. Management estimates our share of the transaction-related expenses incurred by the syndicate. On final settlement, typically within 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses.

Investment advisory fees are derived from account management and investment advisory services. These fees are determined based on a percentage of the customers assets under management, may be billed monthly or quarterly and are recognized when earned.

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

Transfer fees and fees for clearing services are recorded on a trade date basis.

Tax preparation and accounting fees are recognized upon completion of the services.

See Note 21 of our consolidated financial statements for additional disclosures on revenue recognition from revenues from contracts.

Income Taxes - We account for income taxes in accordance with generally accepted accounting principles, also referred to as U.S. GAAP which require the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized.

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, requiring us to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. We recognize accrued interest and penalties related to our uncertain tax positions as a component of income tax expense. As of September 30, 2019 and 2018, we had no unrecognized tax positions.

Goodwill - Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill represents the excess of the purchase price of National Tax over the fair value of its identifiable net assets acquired. We test goodwill for impairment at the reporting unit level. Fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities testing goodwill for impairment, the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such two-step impairment test.

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

Results of Operations

Fiscal Year 2019 Compared with Fiscal Year 2018

Our fiscal year 2019 resulted in an increase in revenues and an increase in operating expenses as compared to fiscal year 2018. The increase in revenues is primarily related to the increase investment banking and investment advisory offset by the decrease in commissions revenue. As a result, we reported income before taxes of $2,160,000 for fiscal year 2019 as compared to net loss before taxes of $(8,322,000) for fiscal year 2018. The net loss before taxes in 2018 was greatly impacted by the loss related to the change in fair value of our warrant liability.

Revenues

	Fiscal Year		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions	$86,929,000	$109,984,000	$(23,055,000)	(21)%
Net dealer inventory (losses) gains	(1,466,000)	3,329,000	(4,795,000)	(144)%
Investment banking	69,656,000	57,201,000	12,455,000	22%
Investment advisory	34,400,000	21,483,000	12,917,000	60%
Interest and dividends	5,822,000	3,233,000	2,589,000	80%
Transfer fees and clearing services	8,092,000	7,200,000	892,000	12%
Tax preparation and accounting	8,807,000	7,772,000	1,035,000	13%
Other	701,000	913,000	(212,000)	(23)%
Total Revenues	$212,941,000	$211,115,000	$1,826,000	1%

Total revenues increased $1,826,000, or 1%, in fiscal year 2019 to $212,941,000 from $211,115,000 in fiscal year 2018. The increase in revenues is primarily due to revenues generated by investment banking and investment advisory offset in part by the decrease in revenues from commissions and net dealer inventory (losses) gains.

•
Commissions decreased by $23,055,000, or 21%, to $86,929,000 from $109,984,000 during fiscal year 2019 when compared to fiscal 2018. Retail commissions decreased due to uncertain market and economic conditions exacerbated by interest rate and US/China trade concerns, and the U.S. government shutdown. Also, commissions declined from a particularly strong prior year due to various factors, most significantly declining client trading velocity given high market valuation. These issues have caused lower trading volumes in fiscal 2019. In addition, the firm’s strategy of bringing quality issuance and private share offerings to our client base, reallocated revenue generation to investment banking from commissions;

•
Net dealer inventory (losses) gains decreased by $4,795,000, or 144%, to $(1,466,000) from $3,329,000 during fiscal year 2019 when compared to fiscal 2018. Unrealized losses for the Lyft securities received as carried interest and for the firm’s investment portfolio, created the net loss in fiscal year 2019. Additionally, during fiscal 2018, we strategically decided to reduce the breadth of our trading model to focus on specifically servicing our retail and institutional clients;

•
Investment banking increased by $12,455,000, or 22%, to $69,656,000 from $57,201,000, during fiscal year 2019 when compared to fiscal 2018. The increase was the result of additional investment banking deals, three significant private share offerings executed during fiscal year 2019 and the $5,403,000 of carried interest revenue recognized in fiscal year 2019. Carried interest revenue related to the back-end compensation of the placement agent fees is recorded within investment banking revenues;

•
Investment advisory, which primarily consists of fees charged to our clients in our asset-based money management group, increased by $12,917,000, or 60%, to $34,400,000 from $21,483,000 during fiscal year 2019 when compared to fiscal 2018. The increase is primarily due to the $10,469,000 in carried interest revenue recorded as compensation for asset management services from the private shares funds distributed during the year. Also, a net increase in assets under management and high market valuation contributed to the increase;

•
Interest and dividends, which primarily consists of interest earned on customer margin account balances and dividend revenue, increased by $2,589,000, or 80%, to $5,822,000 from $3,233,000 during fiscal year 2019 when compared to fiscal 2018. The increase is primarily attributable to a new FDIC Sweep interest program that we implemented in late 2018;

•
Transfer fees and clearing services, increased by $892,000, or 12%, to $8,092,000 from $7,200,000 during fiscal year 2019 when compared to fiscal 2018. The increase is due to the annual account fees earned in September 2019;

•
Tax preparation and accounting, which primarily consists of fees charged to clients for the preparation of income tax returns and other general accounting services increased by $1,035,000, or 13%, to $8,807,000 from $7,772,000 during fiscal year 2019 when compared to fiscal 2018. This increase is attributable to revenue generated by new business acquisitions, which resulted in an increase to our client base;

•
Other revenue decreased by $212,000, or 23%, to $701,000 from $913,000 during fiscal year 2019 when compared to fiscal 2018. This decrease is due to the decline in client participation in our fully paid stock lending program.

Operating expenses

	Fiscal Year		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions, compensation and fees	$177,824,000	$182,127,000	$(4,303,000)	(2)%
Clearing fees	2,437,000	2,400,000	37,000	2%
Communications	2,816,000	3,260,000	(444,000)	(14)%
Occupancy	4,301,000	3,755,000	546,000	15%
Licenses and registration	2,960,000	2,735,000	225,000	8%
Professional fees	7,306,000	4,306,000	3,000,000	70%
Interest	32,000	97,000	(65,000)	(67)%
Depreciation and amortization	1,832,000	1,551,000	281,000	18%
Other administrative expenses	11,333,000	8,165,000	3,168,000	39%
Total Operating Expenses	$210,841,000	$208,396,000	$2,445,000	1%

In comparison with the 1% increase in total revenues, total operating expenses increased 1%, or $2,445,000, to $210,841,000 for fiscal year 2019 compared to $208,396,000 in fiscal year 2018. The increase is primarily due to the increase in professional fees and other administrative expenses.

•
Commissions, compensation, and fees include those expenses based on commission revenue, net dealer inventory gains revenue, investment banking and investment advisory revenues, as well as compensation to our non-broker employees. These expenses decreased by $4,303,000, or 2%, to $177,824,000 in fiscal year 2019 from $182,127,000 in fiscal year 2018. The decrease is primarily related to lower revenues offset in part by higher costs for strategic new hires, increases in benefits expenses and increases in stock based compensation in connection with stock grants;

•	Clearing fees increased by $37,000, or 2%, to $2,437,000 in fiscal year 2019 from $2,400,000 in fiscal year 2018;

•
Communications expenses decreased by $444,000, or 14%, to $2,816,000 in fiscal year 2019 from $3,260,000 in fiscal year 2018. This decrease is primarily due to cost savings measures implemented during the past year;

•
Occupancy expenses increased by $546,000, or 15%, to $4,301,000 in fiscal year 2019 from $3,755,000 in fiscal year 2018. The increase is primarily due to the termination fee incurred during fiscal year 2019 to cancel the lease of the former Boca Raton headquarters office;

•
Licenses and registration costs increased by $225,000, or 8%, to $2,960,000 in fiscal year 2019 from $2,735,000 in fiscal year 2018. This increase is attributable to licenses for software applications as we continue to invest in and implement technology enhancement;

•
Professional fees increased by $3,000,000, or 70% to $7,306,000 in fiscal year 2019 from $4,306,000 in fiscal year 2018. This increase is primarily related to legal fees associated with the B. Riley Transaction, corporate matters and other legal expenses;

•	Interest expense decreased by $65,000, or 67%, to $32,000 in fiscal year 2019 from $97,000 in fiscal year 2018;

•
Depreciation and amortization expense increased by $281,000, or 18%, to $1,832,000 in fiscal year 2019 from $1,551,000 in fiscal year 2018. Higher amortization expense for new customer list intangibles as a result of new business acquisitions contributed to the majority of the increase;

•
Other administrative expenses, which includes but is not limited to advertising, office supplies, dues and subscriptions, provisions for potential arbitration settlements, insurance and director compensation, increased by $3,168,000, or 39%, to $11,333,000 in fiscal year 2019 from $8,165,000 in fiscal year 2018. This increase is attributable to higher provisions for potential arbitration settlements and higher stock based compensation for the board of directors.

Net Income

We reported a net loss attributable to common shareholders in fiscal 2019 of $819,000 or $0.06 per common share on a fully diluted basis, as compared to net loss attributable to common shareholders of $11,510,000, or $0.92 per common share on a fully diluted basis in fiscal year 2018. The net loss in 2018 was primarily attributed to the loss for the change in fair value of the warrant liability.

NON-GAAP INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-based compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows from operating activities. For fiscal years 2019 and 2018, EBITDA, as adjusted, was $12,395,000 and $12,228,000, respectively.

The following table presents a reconciliation of net income (loss) attributable to common shareholders as reported in accordance with generally accepted accounting principles, or GAAP, to EBITDA, as adjusted.

	Fiscal Year Ended
	2019	2018

Net (loss) income attributable to common shareholders, as reported	$(819,000)	$(11,510,000)
Interest expense	32,000	97,000
Income taxes	319,000	3,188,000
Depreciation and amortization	1,832,000	1,551,000
EBITDA	1,364,000	(6,674,000)
Non-cash compensation expense	4,282,000	2,913,000
Change in fair value of warrant liability	—	11,194,000
Forgivable loan amortization	680,000	630,000
Unrealized (gain) loss on the firm’s warrant portfolio	2,820,000	2,865,000
Real estate restructuring costs	315,000	—
Business acquisition related costs	168,000	—
Legal and arbitration costs associated with pre-fiscal 2017 lawsuits not covered by insurance	2,766,000	1,357,000
Gain on disposal of National Tax branches	—	(57,000)
EBITDA, as adjusted	$12,395,000	$12,228,000

EBITDA, adjusted for non-cash compensation expense, change in fair value of warrant liability, forgivable loan amortization, unrealized (gain) loss on the firm’s warrant portfolio, real estate restructuring costs, business acquisition related costs, legal and arbitration costs associated with pre-fiscal 2017 lawsuits not covered by insurance and gain on disposal of National Tax branches is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

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

Total revenues increased $21,245,000 , or 11% in fiscal year 2018 to $211,115,000 from $189,870,000 in fiscal year 2017. The increase in revenues is primarily due to revenues generated by commissions, investment banking and investment advisory offset in part by the decrease in revenues from net dealer inventory gains.

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

•
Depreciation and amortization expense increased by $322,000, or 26%, to $1,551,000 in fiscal year 2018 from $1,229,000 in fiscal year 2017. The increase in leasehold improvements and amortization of development costs associated with a new system brought on-line in the fourth quarter of 2017 is generating this increase;

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

Net Income

We reported a net loss attributable to common shareholders in fiscal 2018 of ($11,510,000) or ($0.92) per common share on a fully diluted basis, as compared to net income attributable to common shareholders of $12,528,000, or $1.00 per common share on a fully diluted basis in fiscal year 2017. The net loss in 2018 was primarily attributed to the loss for the change in fair value of the warrant liability.

NON-G.A.A.P. INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-based compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows from operating activities. For fiscal years 2018 and 2017, EBITDA, as adjusted, was $12,228,000 and $5,921,000, respectively. This increase of $6,307,000 during fiscal year 2018 when compared to 2017 resulted primarily from the profit generated by the increase in commissions, investment banking and investment advisory revenue.

The following table presents a reconciliation of net income (loss) attributable to common shareholders as reported in accordance with generally accepted accounting principles, or GAAP, to EBITDA, as adjusted.

	Fiscal Year Ended
	2018	2017

Net income (loss) attributable to common shareholders, as reported	$(11,510,000)	$12,528,000
Interest expense	97,000	14,000
Income taxes	3,188,000	4,051,000
Depreciation and amortization	1,551,000	1,229,000
EBITDA	(6,674,000)	17,822,000
Non-cash compensation expense	2,913,000	602,000
Change in fair value of warrant liability	11,194,000	(8,458,000)
Forgivable loan amortization	630,000	693,000
Impairment of goodwill and intangible assets	—	1,011,000
Unrealized (gain) loss on the firm’s warrant portfolio	2,865,000	(5,612,000)
Legal and arbitration costs associated with pre-fiscal 2017 lawsuits not covered by insurance	1,357,000	—
Gain on disposal of National Tax branches	(57,000)	(137,000)
EBITDA, as adjusted	$12,228,000	$5,921,000

EBITDA, adjusted for non-cash compensation expense, change in fair value of warrant liability, forgivable loan amortization, impairment of goodwill and intangible assets, unrealized (gain) loss on the firm’s warrant portfolio, legal and arbitration costs associated with pre-fiscal 2017 lawsuits not covered by insurance and gain on disposal of National Tax branches is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance September 30,		Average Balance during fiscal
	2019	2018	2019	2018
Cash	$30,443,000	$27,920,000	$28,117,000	$27,028,250
Receivables from broker-dealers and clearing organizations	3,490,000	3,967,000	3,236,000	3,275,000
Securities owned (excludes warrants)	7,027,000	1,754,000	3,192,000	2,537,500

Accrued commissions and payroll payable, accounts payable and other accrued expenses	28,853,000	20,881,000	22,808,250	19,730,000

At September 30, 2019 and 2018, 50% and 49%, respectively, of our total assets consisted of cash, securities owned excluding warrants and receivables from broker-dealers and clearing organizations. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

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

At September 30, 2019, NSC had net capital of $5,887,912 which was $4,887,912 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that NSC may dividend or advance to us. During 2019 and 2018, NSC was in compliance with the rules governing dividend payments and other equity withdrawals.

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

At September 30, 2019, National Holdings Corporation had no interest-bearing debt.

We do not have any material commitments for capital expenditures. We purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have amounted to $3,124,000 and $938,000 during fiscal years 2019 and 2018, respectively.

Cash Flow - Operating Activities

Net cash provided by operating activities was $7,676,000, $5,260,000 and $4,288,000 for the years ended September 30, 2019, 2018 and 2017, respectively.

During the year ended September 30, 2019, net cash provided by operating activities was primarily attributable to:

•
$1,841,000 of net income, which included $6,066,000 in non-cash items, consisting primarily of (i) $4,282,000 of stock-based compensation expense, (ii) $1,832,000 of depreciation and amortization expense, and (iii) $680,000 of amortization of forgivable loans; and

•
Changes in operating assets and liabilities consisting primarily of (i) a $4,695,000 increase in securities owned, (ii) a $1,200,000 increase in other receivables, and (iii) a $1,052,000 increase in forgivable loans receivable. These items were partially offset by (i) a $6,542,000 increase in accounts payable, accrued expenses and other liabilities, and (ii) a $477,000 decrease in receivables from broker dealers and clearing organizations.

During the year ended September 30, 2018, net cash provided by operating activities was primarily attributable to:

•
$11,510,000 of net loss, which included $18,263,000 in non-cash items, consisting primarily of (i) $11,194,000 of change in fair value of warrant liability, (ii) $2,913,000 of stock-based compensation expense, (iii) $2,228,000 of deferred tax expense, and (iv) $1,551,000 of depreciation and amortization expense; and

•
Changes in operating assets and liabilities consisting primarily of (i) a $1,575,000 increase in prepaid expenses, (ii) a $1,117,000 increase receivables from broker dealers and clearing organizations, (iii) a $684,000 increase in securities owned, and (iv) a $581,000 increase in forgivable loans receivable. These items were partially offset by (i) a $976,000 decrease in other receivables, (ii) an $1,025,000 increase in accounts payable, accrued expenses and other liabilities, and (iii) a $705,000 decrease in cash deposit with clearing organizations.

During the year ended September 30, 2017, net cash provided by operating activities was primarily attributable to:

•
$12,528,000 of net income, which included $2,894,000 in non-cash items, consisting primarily of (i) $8,458,000 of change in fair value of warrant liability, (ii) $2,538,000 of deferred tax expense, (iii) $1,229,000 of depreciation and amortization expense, and (iv) $1,011,000 of impairment charge for goodwill and intangible assets; and

•
Changes in operating assets and liabilities consisting primarily of (i) a $4,745,000 increase in securities owned, (ii) a $882,000 decrease in accounts payable, accrued expenses and other liabilities, (iii) a $597,000 increase in forgivable loans receivable, and (iv) a $580,000 increase in prepaid expenses. These items were partially offset by (i) a $1,117,000 decrease in other receivables, and (ii) a $507,000 decrease in receivables from broker dealers and clearing organizations.

Cash Flow - Investing Activities

Net cash used in investing activities was $3,017,000, $558,000 and $1,405,000 for the years ended September 30, 2019, 2018 and 2017, respectively. Net cash used in investing activities during the years ended September 30, 2019, 2018 and 2017, was primarily attributable to the acquisition of property, plant and equipment.

Cash Flow - Financing Activities

Net cash used in financing activities was $2,529,000, $318,000 and $42,000 for the years ended September 30, 2019, 2018 and 2017, respectively. Net cash used in financing activities for the year ended September 30, 2019, was primarily attributable to (i) $899,000 distributions to non-controlling interest, (ii) $617,000 of contingent considerations payments, and (iii) $425,000 for repurchase of common stock for tax withholding. Net cash used in financing activities for the year ended September 30, 2018, was primarily attributable to repurchase of common stock for tax withholding.

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

Contractual Obligations
	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations (1)	$20,288,000	$2,975,000	$5,450,000	$4,413,000	$7,450,000
Capital Lease Obligations (1)	297,000	297,000	—	—	—
Financing (2)	643,000	316,000	327,000	—	—
Total	$21,228,000	$3,588,000	$5,777,000	$4,413,000	$7,450,000

(1) See Note 13, “Commitments and Contingencies,” to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.
(2) See Note 11 “Accounts Payable and Other Accrued Expenses” to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

The new revenue guidance does not apply to revenue associated with financial instruments, including the Company’s warrants and securities that are accounted for under other U.S. GAAP, and as a result, did not have an impact on the elements of the statements of operations most closely associated with financial instruments. The new revenue standard primarily impacts the following of the Company’s revenue recognition and presentation accounting policies:

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

The new revenue standard requires enhanced disclosures, which are included in Note 21 to the Company's consolidated financial statements for the year ended September 30, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The recognition of these lease assets and lease liabilities represents a change from previous U.S. GAAP requirements, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, have not significantly changed from previous U.S. GAAP requirements. The amendments in this ASU are effective for the Company beginning October 1, 2019 and interim periods within those fiscal years. As of September 30, 2019, the Company has identified its arrangements that are within the scope of the new guidance and has evaluated its portfolio of leases, which is primarily comprised of operating real estate leases for its respective offices. The Company adopted the package of practical expedients and will recognize the right to use lease assets and related lease liabilities as of the adoption date using FASB's modified retrospective approach. Prior period information will not be restated.

On adoption, the Company currently expects to recognize right-of-use assets and corresponding liabilities ranging from approximately $16,000,000 to $17,000,000 on the Company's consolidated statements of financial condition on its leases, with terms greater than twelve months. Adoption of the standard will not materially impact the Company's consolidated statements of operations or consolidated statements of cash flows.

The company does not believe the new standard will have a material impact on its liquidity. This expectation may change as the Company's assessment is finalized.

The Company is in the process of evaluating changes to its business processes, systems and controls needed to support recognition and disclosure under the new standard. Further, the Company is continuing to assess any incremental disclosures that will be required in the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company adopted ASU No. 2016-15 as of October 1, 2018. The adoption of this update did not impact the Company's consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash”. ASU 2016-18 reduces the diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company adopted ASU No. 2016-18 as of October 1, 2018. The adoption of this update did not materially impact the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company adopted ASU 2017-01 as of October 1, 2018. Upon adoption of ASU 2017-01, there was no significant impact to the Company's consolidated financial condition or results of operations.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company adopted ASU No. 2017-09 as of October 1, 2018. The adoption of this update did not impact the Company's consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting”. This ASU simplifies the accounting for share-based payments granted to nonemployees by aligning the accounting with the requirements for employee share-based compensation. The standard is effective for the Company beginning October 1, 2019 for both interim and annual periods. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2018-07 will have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for the Fair Value Measurement,” which removes or modifies certain current disclosures, and adds additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity's performance and cash flows. Certain disclosures in ASU 2018-13 will need to be applied on a retrospective basis and others on a prospective basis. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted. The company is currently assessing the impact that the adoption of ASU 2018-13 will have on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. The guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance in this ASU. The standard is effective for the Company beginning October 1, 2020, should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and early adoption is permitted. The company early adopted ASU 2018-15 in 2019. The adoption of this update did not materially impact the Company's consolidated financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The following table shows the fair values of our securities owned and securities sold, but not yet purchased as of September 30, 2019, 2018 and 2017. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2019 will have a material adverse effect on our consolidated financial position or results of operations.

September 30, 2019	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$6,282,000	$—
Municipal bonds	20,000	—
Restricted stock	725,000	—
Warrants	5,454,000	—
Total	$12,481,000	$—

September 30, 2018	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$1,084,000	$—
Restricted stock	670,000	—
Warrants	6,032,000	—
Total	$7,786,000	$—

September 30, 2017	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$116,000	$—
Municipal bonds	1,239,000	151,000
Restricted stock	82,000	—
Warrants	5,665,000	—
Total	$7,102,000	$151,000

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

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of September 30, 2019, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting were effective as of September 30, 2019.

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

Internal Controls over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by us during the fourth quarter of fiscal year 2019 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are included in Part II, Item 8:

1.	Financial Statements

Reports of Independent Registered Accounting Firms

Consolidated Financial Statements:

Statements of Financial Condition, September 30, 2019 and 2018

Statements of Operations for the Years ended September 30, 2019, 2018 and 2017

Statement of Changes in Stockholders’ Equity for the Years ended September 30, 2019, 2018 and 2017

Statements of Cash Flows for the Years ended September 30, 2019, 2018 and 2017

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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 30, 2019	By:	/s/Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
(Principal Executive Officer)

Date: December 30, 2019		/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 30, 2019	/s/ Robert B. Fagenson
Robert B. Fagenson,
Vice Chairman of the Board

Date: December 30, 2019	/s/ Michael E. Singer
Michael E. Singer, Executive Vice Chairman of the Board

Date: December 30, 2019	/s/ Daniel Hume
Daniel Hume, Director

Date: December 30, 2019	/s/ Barbara Creagh
Barbara Creagh, Director

Date: December 30, 2019	/s/ Jeff Gary
Jeff Gary, Director

Date: December 30, 2019	/s/ Nassos Michas
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

3.1
The Company’s Amended and Restated Certificate of Incorporation, dated as of February 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 1, 2017; File No. 001-12629).

3.2(a)	The Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on February 13, 2002; File No. 001-12629).

3.2(b)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2014, File No. 001-12629)

3.2(c)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2016; file No. 001-12629).

4.1	Form of Warrant, dated July 12, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

4.2	Form of Warrant, dated September 29, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2010; File No. 001-12629).

10.1(a)	2013 Omnibus Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 25, 2019)

10.1(b)*
Form of Stock Option Agreement under 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 (c) to the Company’s Annual Report on Form 10-K filed on December 21, 2018; File No. 001-12629).

10.1(c)*
Form of Restricted Stock Unit Agreement under 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 (d) to the Company’s Annual Report on Form 10-K filed on December 21, 2018; File No. 001-12629).

10.2*
Nonqualified Stock Option and Dividend Equivalent Agreement, dated as of July 28, 2013, between National Holdings Corporation and Robert B. Fagenson (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on December 29, 2014; File No. 001-12629).

10.3*	Amended and Restated Employment Agreement, dated as of December 28, 2018 between National Holdings Corporation and Michael A. Mullen.

10.4(a)*	Employment Agreement, dated as of December 28, 2018 between National Holdings Corporation and Glenn C. Worman.

10.4(b)*
Nonqualified Inducement Stock Option Grant Notice, dated as of May 7, 2015, between National Holdings Corporation and Glenn C. Worman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2015; File No. 001-12629).

10.4(c)*
Stock Option Agreement, dated as of May 7, 2015, between National Holdings Corporation and Glenn C. Worman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2015; File No. 001-12629).

10.5
Registration Rights Agreement, dated as of July 12, 2010 by and between National Holdings Corporation and the investors signatory thereto (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

10.6
Registration Rights Agreement, dated as of January 24, 2013, by and among National Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on January 31, 2013; File No.001-12629).

10.7
Registration Rights Agreement, dated as of August 28, 2013, by and among National Holdings Corporation and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 29, 2013; File No. 001-12629).

10.8
Stockholder Rights Agreement, dated as of April 27, 2016, by and between National Holdings Corporation and FBIO Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2016; File No. 001-12629).

10.9
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

10.12
Amended and Restated Warrant Agreement by and among National Holdings Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2018; File No. 001-12629).

10.13
Agreement between the Registrant and B. Riley Financial, Inc. dated November 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2018; File No.001-12629)

10.14*	Employment Agreement, dated as of December 28, 2018 between National Holdings Corporation and John C. DeSena.

10.15
Stock Purchase Agreement, dated as of August 26, 2019, by and among the Sellers named therein, Daniel Santanello, Robert Maloney and National Holdings Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 29, 2019; File No. 001-12629).

10.16
Amendment No. 1 to Stock Purchase Agreement, dated as of October 11, 2019, by and among Daniel Santanello, Robert Maloney and National Holdings Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 17, 2019; File No. 001-12629).

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

SEPTEMBER 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of National Holdings Corporation and Subsidiaries (the “Company") as of September 30, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2019.

EISNERAMPER LLP
New York, New York
December 30, 2019

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

BDO USA, LLP
New York, New York
December 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
National Holdings Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of National Holdings Corporation and subsidiaries (the “Company") for the year ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of National Holdings Corporation and subsidiaries for the year ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York
December 22, 2017

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2019	2018
ASSETS
Cash	$30,443,000	$27,920,000
Restricted cash	960,000	1,353,000
Cash deposits with clearing organizations	436,000	336,000
Securities owned, at fair value	12,481,000	7,786,000
Receivables from broker dealers and clearing organizations	3,490,000	3,967,000
Forgivable loans receivable	1,834,000	1,567,000
Other receivables, net	5,672,000	4,265,000
Prepaid expenses	3,639,000	4,065,000
Fixed assets, net	5,067,000	2,671,000
Intangible assets, net	5,441,000	4,730,000
Goodwill	5,153,000	5,153,000
Deferred tax asset, net	4,560,000	4,192,000
Other assets	2,031,000	444,000
Total Assets	$81,207,000	$68,449,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued commissions and payroll payable	18,590,000	12,862,000
Accounts payable and other accrued expenses	10,263,000	8,019,000
Deferred clearing and marketing credits	367,000	576,000
Other	388,000	57,000
Total Liabilities	29,608,000	21,514,000

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at September 30, 2019 and 2018; 13,158,441 shares issued and outstanding at September 30, 2019 and 12,541,890 shares issued and outstanding at September 30, 2018	263,000	250,000
Additional paid-in-capital	90,354,000	86,510,000
Accumulated deficit	(40,779,000)	(39,825,000)

Total National Holdings Corporation Stockholders’ Equity	49,838,000	46,935,000

Non-controlling interest	1,761,000	—
Total Stockholders’ Equity	51,599,000	46,935,000

Total Liabilities and Stockholders’ Equity	$81,207,000	$68,449,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2019	2018	2017

Revenues
Commissions	$86,929,000	$109,984,000	$96,807,000
Net dealer inventory (losses) gains	(1,466,000)	3,329,000	15,108,000
Investment banking	69,656,000	57,201,000	44,385,000
Investment advisory	34,400,000	21,483,000	14,738,000
Interest and dividends	5,822,000	3,233,000	2,764,000
Transfer fees and clearing services	8,092,000	7,200,000	7,393,000
Tax preparation and accounting	8,807,000	7,772,000	7,439,000
Other	701,000	913,000	1,236,000
Total Revenues	212,941,000	211,115,000	189,870,000

Operating Expenses
Commissions, compensation and fees	177,824,000	182,127,000	155,187,000
Clearing fees	2,437,000	2,400,000	2,343,000
Communications	2,816,000	3,260,000	2,767,000
Occupancy	4,301,000	3,755,000	4,286,000
Licenses and registration	2,960,000	2,735,000	1,726,000
Professional fees	7,306,000	4,306,000	4,531,000
Interest	32,000	97,000	14,000
Depreciation and amortization	1,832,000	1,551,000	1,229,000
Other administrative expenses	11,333,000	8,165,000	9,819,000
Total Operating Expenses	210,841,000	208,396,000	181,902,000
Income before Other Income (Expense) and Income Taxes	2,100,000	2,719,000	7,968,000

Other Income (Expense)
Gain on disposal of Gilman branches	—	57,000	137,000
Change in fair value of warrants	—	(11,194,000)	8,458,000
Other income	60,000	96,000	16,000
Total Other Income (Expense)	60,000	(11,041,000)	8,611,000
Income (Loss) before Income Taxes	2,160,000	(8,322,000)	16,579,000

Income tax expense	319,000	3,188,000	4,051,000
Net Income (Loss)	$1,841,000	$(11,510,000)	$12,528,000

Net income attributable to non-controlling interest	(2,660,000)	—	—
Net income (loss) attributable to National Holdings Corporation common shareholders	$(819,000)	$(11,510,000)	$12,528,000

Net income (loss) per share attributable to National Holdings Corporation common shareholders - Basic	$(0.06)	$(0.92)	$1.01
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Diluted	$(0.06)	$(0.92)	$1.00

Weighted average number of shares outstanding - Basic	12,821,581	12,474,753	12,437,916
Weighted average number of shares outstanding - Diluted	12,821,581	12,474,753	12,472,541

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2019, 2018 AND 2017

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Stockholders’ Equity
	Shares	$
BALANCE, September 30, 2016	12,437,916	$248,000	$66,353,000	$(40,843,000)	$15,000	$25,773,000

Stock – based compensation for stock options	—	—	602,000	—	—	602,000

Net income	—	—	—	12,528,000	—	12,528,000

BALANCE, September 30, 2017	12,437,916	248,000	66,955,000	(28,315,000)	15,000	38,903,000

Stock – based compensation for restricted stock units	—	—	2,913,000	—	—	2,913,000

Issuance of shares of common stock for warrant exercises	1,489	—	5,000	—	—	5,000

Issuance of shares of common stock with respect to vested restricted stock units, net of 48,140 shares valued at $152,000 tendered for tax withholding	102,485	2,000	(154,000)	—	—	(152,000)

Warrant liability reclassification	—	—	16,791,000	—	—	16,791,000

Deconsolidation of subsidiary	—	—	—	—	(15,000)	(15,000)

Net loss	—	—	—	(11,510,000)	—	(11,510,000)

BALANCE, September 30, 2018	12,541,890	250,000	86,510,000	(39,825,000)	—	46,935,000

Cumulative effect of adoption of ASC 606 (Note 21)	—	—	—	(135,000)	—	(135,000)

BALANCE, October 1, 2018	12,541,890	250,000	86,510,000	(39,960,000)	—	46,800,000

Issuance of shares of common stock for warrant exercises	38	—	—	—	—	—

Stock – based compensation for restricted stock units	—	—	4,282,000	—	—	4,282,000

Issuance of shares of common stock with respect to restricted stock units and awards, net of 144,269 shares valued at $425,000 tendered for tax withholding	616,513	13,000	(438,000)	—	—	(425,000)

Distributions to non-controlling interest	—	—	—	—	(899,000)	(899,000)

Net income (loss)	—	—	—	(819,000)	2,660,000	1,841,000

BALANCE, September 30, 2019	13,158,441	$263,000	$90,354,000	$(40,779,000)	$1,761,000	$51,599,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,841,000	$(11,510,000)	$12,528,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Change in fair value of warrant liability	—	11,194,000	(8,458,000)
Depreciation and amortization	1,832,000	1,551,000	1,229,000
Amortization of forgivable loans	680,000	630,000	693,000
Stock-based compensation	4,282,000	2,913,000	602,000
Provision (recovery) for doubtful accounts	(216,000)	5,000	(191,000)
Deferred tax (benefit) expense	(368,000)	2,228,000	2,538,000
Amortization of deferred clearing and marketing credit	(209,000)	(210,000)	(209,000)
Increase in fair value of contingent consideration	65,000	24,000	28,000
Impairment of intangible assets	—	—	50,000
Impairment of goodwill	—	—	961,000
Gain on disposal of Gilman branches	—	(57,000)	(137,000)
Gain on deconsolidation of subsidiary	—	(15,000)	—

Changes in assets and liabilities
Cash deposits with clearing organizations	(100,000)	705,000	(11,000)
Receivables from broker dealers and clearing organizations	477,000	(1,117,000)	507,000
Forgivable loans receivable	(1,052,000)	(581,000)	(597,000)
Other receivables, net	(1,200,000)	976,000	1,117,000
Securities owned, at fair value	(4,695,000)	(684,000)	(4,745,000)
Prepaid expenses	426,000	(1,575,000)	(580,000)
Other assets	(629,000)	(91,000)	(8,000)
Accounts payable, accrued expenses and other liabilities	6,542,000	1,025,000	(882,000)
Securities sold, but not yet purchased at fair value	—	(151,000)	(147,000)
Net cash provided by operating activities	7,676,000	5,260,000	4,288,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses	(387,000)	(187,000)	(19,000)
Acquisition of intangible asset	—	(45,000)	—
Purchase of fixed assets	(2,744,000)	(419,000)	(1,432,000)
Collection on notes receivable - disposal of National Tax branches	114,000	93,000	46,000
Net cash used in investing activities	(3,017,000)	(558,000)	(1,405,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for tax withholding	(425,000)	(152,000)	—
Principal payments under capital lease obligations	(223,000)	—	—
Principal payments under Finance obligations	(365,000)	—	—
Proceeds from warrant exercises	—	5,000	—
Contingent consideration payments	(617,000)	(171,000)	(42,000)
Distributions to non-controlling interest	(899,000)	—	—
Net cash used in financing activities	(2,529,000)	(318,000)	(42,000)
NET INCREASE IN CASH AND RESTRICTED CASH	2,130,000	4,384,000	2,841,000
CASH AND RESTRICTED CASH BALANCE
Beginning of the year	29,273,000	24,889,000	22,048,000
End of the year	$31,403,000	$29,273,000	$24,889,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$32,000	$53,000	$14,000
Income taxes, net of refunds	$118,000	$2,349,000	$2,399,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid including capital leases of $509,000 in 2018)	$380,000	$519,000	$240,000
Finance obligation (related asset included in other assets - see Note 11)	$958,000	$—	$—
Business acquired:
Identifiable intangible asset acquired	$1,815,000	$767,000	$211,000
Contingent consideration payable	(1,428,000)	(580,000)	(192,000)
Cash paid	$387,000	$187,000	$19,000
Sale of National Tax branches:
Notes receivable (included in other receivables)	$—	$159,000	$722,000
Disposal of goodwill	—	(64,000)	(353,000)
Disposal of intangible assets, net	—	(38,000)	(232,000)
Gain on disposal of branches	$—	$57,000	$137,000
Reclassification of warrant liability from debt to equity	$—	$16,791,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019, 2018 and 2017

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, operates through its wholly-owned subsidiaries which principally provide financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage and investment advisory services to individual, corporate and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to high-growth micro-, small- and mid-cap companies and (3) trades securities, including making markets in micro- and small-cap stocks listed on the Nasdaq Capital Market (“Nasdaq”) and other exchanges. The Company's broker-dealer subsidiary is National Securities Corporation (“NSC”). NSC conducts a national securities brokerage business through its main offices in New York City, New York and Boca Raton, Florida. NSC is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. NSC is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (the “SIPC”).

Our wholly-owned subsidiary, National Asset Management, Inc., a Washington corporation (“NAM”), is a federally-registered investment adviser providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed.

Our wholly-owned subsidiaries, National Insurance Corporation., a Washington corporation (“National Insurance”) and Prime Financial Services, a Delaware corporation (“Prime Financial”), provide fixed insurance products to their clients, including life insurance, disability insurance, long-term care insurance and fixed annuities.

Our wholly-owned subsidiary, National Tax and Financial Services, Inc. (“National Tax”) formerly Gilman Ciocia, Inc., provides tax preparation and accounting services to individuals and small to midsize companies.

Our wholly-owned subsidiary, GC Capital Corporation (“GC”), provides licensed mortgage brokerage services in New York and Florida.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principals of Consolidation

The consolidated financial statements include the accounts of National and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Non-controlling Interest

NAM has a majority voting interest in Innovation X Management, LLC (“Innovation X”), which together serve as the investment manager of an investment fund (see Variable Interest Entities below). Because NAM has the majority voting interest in Innovation X, the results of operations of Innovation X are included in the Company's consolidated financial statements, and the amount attributable to the other investor is recorded as a non-controlling interest. During the year ended September 30, 2019, Innovation X recognized net carried interest of $6,650,000, including an unrealized loss from securities received from the investment fund and held at September 30, 2019, of which $2,660,000 was attributable to the non-controlling interest.

Variable Interest Entities

The Company has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered variable interest entities (“VIEs”) under the accounting guidance. These Funds are established primarily to make and manage investments in equity or convertible debt securities of privately held companies that the Company, as investment advisory to the Funds, believes possess innovative or disruptive technologies and present opportunities for an initial public offering (“IPO”) or another similar liquidity event within approximately one to five years from the date of investment. The Funds intent to hold the investments until an IPO or another similar liquidity event and then to make distributions to its investors when contractually permitted, estimated approximately six months following such IPO or liquidity event.

The Company earns fees from the Funds in the form of placement agent fees and carried interest. For placement agent fees, the Company receives a cash fee of generally 7% to 10% of the amount of raised capital for the Funds and the fee is recognized at the time the placement services occurred. The Company receives carried interest as a percentage allocation (8% to 15%) of the profits of the Funds as compensation for asset management services provided to the Funds and it is recognized at the time of distributions. Once fund investors have received distributions in an amount equal to one hundred percent (100%) of their total capital contributions, the Company as the manager of the Funds will be entitled to share in any profits of the Funds to the extent of the carried interest. As the fee arrangements under such agreements are arm's-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company does not consolidate such VIEs.

Placement agent fees attributable to such arrangements were $34,184,000 in 2019, $24,789,000 in 2018 and $16,537,000 in 2017, respectively, and included in investment banking in the consolidated statements of operations.

Carried interest is recognized and recorded at the time of distribution and all contingencies are resolved. For the year ended September 30, 2019, $15,872,000 of carried interest has been recorded. $5,403,000 of the carried interest is related to the back-end compensation of the placement agent fees and is included in investment banking in the consolidated statements of operations. The remaining $10,469,000 is recorded as compensation for asset management services and is included in investment advisory in the consolidated statements of operations. For the year ended September 30, 2019, an unrealized loss of $2,389,000 has been recorded due to the change in fair value of the shares received for carried interest. The loss for the change in fair value is included in net dealer inventory (losses) gains in the consolidated statements of operations. Carried interest recorded in previous years was not material.

Based on the investment performance of the Funds as of September 30, 2019, unrecognized carried interest under a hypothetical distribution was $800,000 and the related compensation expense associated was $562,000. Carried interest is dependent on the market and will fluctuate until a distribution event occurs.

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

Investment banking revenues consist of underwriting revenues, advisory revenues and private placement fees. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees. Management estimates the Company’s share of the transaction-related expenses incurred by the syndicate. On final settlement, typically within 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses.

Investment advisory fees are derived from account management and investment advisory services. These fees are determined based on a percentage of the customers assets under management, may be billed monthly or quarterly and are recognized when earned.

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

Transfer fees and fees for clearing services are recorded on a trade date basis.

Tax preparation and accounting fees are recognized upon completion of the services.

See Note 21 of the Company's consolidated financial statements for additional disclosures on revenue recognition from revenues from contracts.

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

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, requiring us to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company recognizes accrued interest and penalties related to its uncertain tax positions as a component of income tax expense. As of September 30, 2019 and 2018, the Company had no unrecognized tax positions.

Securities

Securities owned and securities sold, but not yet purchased, are recorded at fair value. See Note 9 for fair value measurements.

Fixed Assets, net

Fixed assets are recorded at cost net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets (See Note 10). Leasehold improvements are amortized on a straight-line basis over the lease term, or their estimated useful lives, whichever is shorter.

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

	Year Ended September 30,
	2019	2018	2017
Basic weighted-average shares	12,821,581	12,474,753	12,437,916
Effect of dilutive securities:
Options	—	—	140
Unvested restricted stock units	—	—	34,485
Diluted weighted-average shares	12,821,581	12,474,753	12,472,541

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive as the instruments are out of the money:

	Year Ended September 30,
	2019	2018	2017
Options	604,200	615,000	1,207,000
Warrants	5,398,907	12,437,172	9,344,973	(a)
Restricted stock units	3,318,640	219,097	—
	9,321,747	13,271,269	10,551,973

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

Deferred Clearing and Marketing Credits

The deferred clearing credit represents a clearing fee rebate from National Financial Services (“NFS”), one of the Company’s clearing brokers, which is being recognized pro rata as a reduction of clearing charges over the term of the clearing agreement which expires in 2021. The clearing rebate recognized in fiscal years 2019, 2018 and 2017 amounted to $143,000 for each of the three years. At September 30, 2019 and 2018, the deferred credit amounted to $250,000 and $393,000, respectively.

The deferred marketing credit represents a marketing rebate from NFS, which is being recognized pro rata as a reduction of marketing expenses over the term of the clearing agreement which expires in 2021. The marketing rebate recognized in fiscal years 2019, 2018 and 2017 amounted to $67,000 for each of the three years. At September 30, 2019 and 2018, the deferred credit amounted to $117,000 and $183,000, respectively.

Reimbursement of Expenses

The Company incurs certain costs on behalf of its registered representatives including those for insurance, professional registration, technology and information services and legal services, amongst others, which are charged back to the registered representatives. It is the Company’s policy to record the reimbursement as a reduction of the respective operating expense. Total reimbursements in fiscal years 2019, 2018 and 2017 amounted to approximately $9,793,000, $8,614,000 and $9,941,000, respectively.

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

Cash and Restricted Cash

The Company has defined cash as cash held at financial institutions and highly liquid investments with original maturities of less than three months that are not held for sale in the ordinary course of business. Cash held at financial institutions, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Restricted cash consists of deposits collateralizing letters of credits in connections with property leases. Cash and restricted cash consist of the following:

	September 30,
	2019	2018
Cash	30,443,000	27,920,000
Restricted cash	960,000	1,353,000
	31,403,000	29,273,000

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

The new revenue standard requires enhanced disclosures, which are included in Note 21 to the Company's consolidated financial statements for the year ended September 30, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The recognition of these lease assets and lease liabilities represents a change from previous U.S. GAAP requirements, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, have not significantly changed from previous U.S. GAAP requirements. The amendments in this ASU are effective for the Company beginning October 1, 2019 and interim periods within those fiscal years. As of September 30, 2019, the Company has identified its arrangements that are within the scope of the new guidance and has evaluated its portfolio of leases, which is primarily comprised of operating real estate leases for its respective offices. The Company adopted the package of practical expedients and will recognize the right to use lease assets and related lease liabilities as of the adoption date using FASB's modified retrospective approach. Prior period information will not be restated.

On adoption, the Company currently expects to recognize right-of-use assets and corresponding liabilities ranging from approximately $16,000,000 to $17,000,000 on the Company's consolidated statements of financial condition on its leases, with terms greater than twelve months. Adoption of the standard will not materially impact the Company's consolidated statements of operations or consolidated statements of cash flows.

The company does not believe the new standard will have a material impact on its liquidity. This expectation may change as the Company's assessment is finalized.

The Company is in the process of evaluating changes to its business processes, systems and controls needed to support recognition and disclosure under the new standard. Further, the Company is continuing to assess any incremental disclosures that will be required in the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company adopted ASU No. 2016-15 as of October 1, 2018. The adoption of this update did not impact the Company's consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash”. ASU 2016-18 reduces the diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company adopted ASU No. 2016-18 as of October 1, 2018. The adoption of this update did not materially impact the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company adopted ASU 2017-01 as of October 1, 2018. Upon adoption of ASU 2017-01, there was no significant impact to the Company's consolidated financial condition or results of operations.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard was effective for the Company beginning October 1, 2018 for both interim and annual periods. The Company adopted ASU No. 2017-09 as of October 1, 2018. The adoption of this update did not impact the Company's consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting”. This ASU simplifies the accounting for share-based payments granted to nonemployees by aligning the accounting with the requirements for employee share-based compensation. The standard is effective for the Company beginning October 1, 2019 for both interim and annual periods. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2018-07 will have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for the Fair Value Measurement,” which removes or modifies certain current disclosures, and adds additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity's performance and cash flows. Certain disclosures in ASU 2018-13 will need to be applied on a retrospective basis and others on a prospective basis. The standard is effective for the Company beginning October 1, 2020 for both interim and annual periods. Early adoption is permitted. The company is currently assessing the impact that the adoption of ASU 2018-13 will have on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. The guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance in this ASU. The standard is effective for the Company beginning October 1, 2020, should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and early adoption is permitted. The company early adopted ASU 2018-15 in 2019. The adoption of this update did not materially impact the Company's consolidated financial condition or results of operations.

NOTE 4. BUSINESS COMBINATION, CONTINGENT CONSIDERATION AND DISPOSAL OF BRANCHES

Business Combinations

In October 2016, National Tax acquired certain assets of a tax preparation and accounting business that was deemed to be a business acquisition. The consideration for the transaction consisted of a cash payment at closing of $19,000 and contingent consideration payable in cash having a fair value of $192,000, for which a liability (included in accounts payable and accrued expenses) was recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-out is based on revenue, as defined in the acquisition agreement, during the 36-month period following the closing up to a maximum of $225,600. The fair value of the acquired assets totaling $211,000 was allocated to customer relationships, which is being amortized over three years.

In October, November 2017 and March 2018, National Tax acquired certain assets of five tax preparation and accounting businesses that were deemed to be business acquisitions. The consideration for the transactions consisted of cash payments at closing totaling $187,000 and contingent consideration payables in cash having a fair value of $580,000, for which liabilities (included in accounts payable and accrued expenses) were recognized based on the estimated acquisition date fair value of the potential earn-out. The earn-outs are based on revenue, as defined in the acquisition agreements, during various period following the closings. The fair value of the acquired assets totaling $767,000 were allocated to customer relationships, which are being amortized over seven years.

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

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the years ended September 30, 2019, 2018 and 2017 related to the acquisitions:

Fair value of contingent consideration at September 30, 2016	$424,000
Fair value of contingent consideration in connection with October 2017 acquisition	192,000
Payments	(42,000)
Change in fair value	(263,000)
Fair value of contingent consideration at September 30, 2017	311,000
Fair value of contingent consideration in connection with 2018 acquisitions	580,000
Payments	(171,000)
Change in fair value	24,000
Fair value of contingent consideration at September 30, 2018	744,000
Fair value of contingent consideration in connection with 2019 acquisitions	1,428,000
Payments	(617,000)
Change in fair value	65,000
Fair value of contingent consideration at September 30, 2019	$1,620,000

Disposal of National Tax Branches

In 2018, the Company sold one of its National Tax branches for a note in the aggregate principal amounts of $159,000 which, after allocating a portion of goodwill and unamortized intangibles of $64,000 and $38,000, respectively, resulted in a gain on disposal of $57,000. Principal and interest on the note is payable monthly over 84 months with an interest rate of 4% per annum.

In 2017, the Company sold three of its National Tax branches for notes in the aggregate principal amounts of $722,000 which, after allocating a portion of goodwill and unamortized intangibles of $353,000 and $232,000, respectively, resulted in a gain on disposal of $137,000. Principal and interest on the notes is payable monthly over 83 to 95 months with a weighted average interest rate of 3% per annum.

Notes receivable outstanding at September 30, 2019 and 2018 amounts to $665,000 and $746,000, respectively, which is included in other receivables in the statements of financial condition.

NOTE 5. GOODWILL

Changes to the carrying amount of goodwill during the years ended September 30, 2019 and 2018 are as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Total

Balance as of September 30, 2017	$4,451,000	$766,000	$5,217,000
Reduction related to sale of National Tax branches	—	(64,000)	(64,000)
Impairment	—	—	—
Balance as of September 30, 2018	4,451,000	702,000	5,153,000
Impairment	—	—	—
Balance as of September 30, 2019	$4,451,000	$702,000	$5,153,000

The annual quantitative impairment tests performed on September 30, 2019 and 2018 indicated no impairment of goodwill. The fair value of the reporting unit was estimated using the guideline company method taking into consideration the market value of the Company’s common stock.

NOTE 6. INTANGIBLES

Intangibles consisted of the following at September 30, 2019 and 2018:

	September 30, 2019
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$9,326,000	$4,614,000	$4,712,000	3-10
Brand name	710,000	—	710,000	Indefinite
Software license	$45,000	$26,000	$19,000	3
	$10,081,000	$4,640,000	$5,441,000

	September 30, 2018
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$7,511,000	$3,525,000	$3,986,000	3-10
Brand name	710,000	—	710,000	Indefinite
Software license	45,000	11,000	34,000	3
	$8,266,000	$3,536,000	$4,730,000

Amortization expense for the years ended September 30, 2019, 2018 and 2017 was $1,104,000, $887,000 and $790,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ended September 30,
2020	$1,103,000
2021	1,092,000
2022	1,034,000
2023	781,000
2024	369,000
Thereafter	352,000
Total	$4,731,000

NOTE 7. RECEIVABLES FROM BROKER DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At September 30, 2019 and 2018, the receivables of $3,490,000 and $3,967,000, respectively, from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with the Company’s retail brokerage business as well as asset based fee revenue associated with the Company’s asset management advisory business.

Other receivables at September 30, 2019 and 2018 consist of the following:

	September 30,
	2019	2018
Trailing fees	947,000	1,086,000
Accounts receivable for tax and accounting services	686,000	661,000
Allowance for doubtful accounts - tax and accounting services	(282,000)	(286,000)
Advances to registered representatives	1,383,000	393,000
Investment banking receivable	411,000	357,000
Advisory fees	483,000	559,000
Notes receivable (Note 4)	665,000	746,000
Other	1,379,000	749,000
Total	$5,672,000	$4,265,000

NOTE 8. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2026. Amortization of forgivable loans amounted to $680,000, $630,000 and $693,000 for the years ended September 30, 2019, 2018 and 2017 respectively, and the related compensation was included in commissions, compensation and fees in the statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of the note. The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of September 30, 2019 and 2018, no allowance for doubtful accounts was required.

Forgivable loan activity for the fiscal years ended September 30, 2019, 2018 and 2017 is as follows:

Balance, September 30, 2016	$1,712,000
Advances	694,000
Amortization	(693,000)
Repayments	(97,000)
Balance, September 30, 2017	1,616,000
Advances	581,000
Amortization	(630,000)
Balance, September 30, 2018	1,567,000
Advances	1,052,000
Amortization	(680,000)
Reclassification to other receivables	(105,000)
Balance, September 30, 2019	$1,834,000

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

The following tables present the carrying values and estimated fair values at September 30, 2019 and 2018 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$30,443,000	$30,443,000	$—	$30,443,000
Cash deposits with clearing organizations	436,000	436,000	—	436,000
Receivables from broker-dealers and clearing organizations	3,490,000	—	3,490,000	3,490,000
Forgivable loans receivable	1,834,000	—	1,834,000	1,834,000
Other Receivables, Net	5,672,000	—	5,672,000	5,672,000
	$41,875,000	$30,879,000	$10,996,000	$41,875,000

Liabilities
Accrued commissions and payroll payable	18,590,000	—	18,590,000	18,590,000
Accounts payable and accrued expenses (1)	8,643,000	—	8,643,000	8,643,000
	$27,233,000	$—	$27,233,000	$27,233,000

(1)	Excludes contingent consideration liabilities of $1,620,000.

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$27,920,000	$27,920,000	$—	$27,920,000
Cash deposits with clearing organizations	336,000	336,000	—	336,000
Receivables from broker-dealers and clearing organizations	3,967,000	—	3,967,000	3,967,000
Forgivable loans receivable	1,567,000	—	1,567,000	1,567,000
Other Receivables, Net	4,265,000	—	4,265,000	4,265,000
	$38,055,000	$28,256,000	$9,799,000	$38,055,000

Liabilities
Accrued commissions and payroll payable	12,862,000	—	12,862,000	12,862,000
Accounts payable and accrued expenses (1)	7,275,000	—	7,275,000	7,275,000
	$20,137,000	$—	$20,137,000	$20,137,000

(1)	Excludes contingent consideration liabilities of $744,000.

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and 2018.

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned
Corporate stocks	$6,282,000	$6,282,000	$—	$—	$6,282,000
Municipal bonds	20,000	20,000	—	—	20,000
Restricted stock	725,000	—	725,000	—	725,000
Warrants	5,454,000	—	1,529,000	3,925,000	5,454,000
	$12,481,000	$6,302,000	$2,254,000	$3,925,000	$12,481,000

Liabilities
Contingent consideration	1,620,000	—	—	1,620,000	1,620,000
	$1,620,000	$—	$—	$1,620,000	$1,620,000

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned
Corporate stocks	1,084,000	1,084,000	—	—	1,084,000
Restricted stock	670,000		670,000		670,000
Warrants	6,032,000	—	2,753,000	3,279,000	6,032,000
	$7,786,000	$1,084,000	$3,423,000	$3,279,000	$7,786,000

Liabilities
Contingent consideration	744,000	—	—	744,000	744,000
	$744,000	$—	$—	$744,000	$744,000

Changes in Level 3 assets measured at fair value on a recurring basis for the year ended September 30, 2019:

	Beginning Balance as of September 30, 2018	Net Realized Gain or (losses)	Net Change in Unrealized Appreciation (Depreciation)	Purchases	Sales	Transfer into Level 3 (a)	Transfer Out of Level 3 (b)	Ending Balance as of September 30, 2019
Assets
Warrants	$3,279,000	$—	$(73,000)	$—	$—	$883,000	$(164,000)	$3,925,000
(a) The Company received warrants as part of investment banking transaction.
(b) Transfer out consist of a transfer to Level 2 of a warrant as the underlying security became a publicly registered security and a warrant exercise.

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

See changes in Level 3 liabilities (contingent consideration) measured at fair value on a recurring basis for the year ended September 30, 2019 and 2018 in Note 4.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets measured at fair value on a recurring basis with a significant Level 3 balance as of September 30, 2019.

Financial Instruments Owned	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Input/Range
Warrants	$3,925,000	Market Approach	Discount for lack of marketability	21% - 44%
			Volatility	55% - 120%

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets measured at fair value on a recurring basis with a significant Level 3 balance as of September 30, 2018.

Financial Instruments Owned	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Input/Range
Warrants	$3,279,000	Market Approach	Discount for lack of marketability	36%
			Volatility	55% - 116%

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. The unrealized (loss)/gain for the change in fair value of such positions for 2019, 2018 and 2017 amounted to approximately $(2,820,000), $(2,865,000) and $5,612,000, respectively, which is included in net dealer inventory gains.

Warrants are carried at fair value as determined by using the Black-Scholes option pricing model. This model takes into account the underlying securities current market values, the underlying securities market volatility, the terms of the warrants, exercise prices, and risk-free return rate. The market value of the underlying securities’ market value is discounted based on the value of a protective put.

Debt securities are valued based on recently executed transactions.

NOTE 10. FIXED ASSETS

Fixed assets as of September 30, 2019 and 2018, respectively, consist of the following:

	September 30,		Estimated Useful
	2019	2018	Lives (in years)
Equipment	$1,835,000	$2,299,000	3 - 5 years
Furniture and fixtures	761,000	439,000	5 years
Construction in Process	—	271,000	N/A
Leasehold improvements	3,662,000	1,453,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	907,000	739,000	3 - 7 years
	7,165,000	5,201,000
Less accumulated depreciation and amortization	(2,098,000)	(2,530,000)
Fixed assets - net	$5,067,000	$2,671,000

Depreciation expense for the years ended September 30, 2019, 2018 and 2017 was $728,000, $664,000 and $439,000 respectively.

NOTE 11. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses as of September 30, 2019 and 2018, respectively, consist of the following:

	September 30,
	2019	2018
Legal	$900,000	$448,000
Audit	239,000	411,000
Telecommunications	125,000	240,000
Data Services	296,000	370,000
Regulatory	292,000	335,000
Settlements	1,817,000	825,000
Deferred rent	772,000	670,000
Contingent consideration payable	1,620,000	744,000
Other	4,202,000	3,976,000
Total	$10,263,000	$8,019,000

At September 30, 2019, other primarily consists of $319,000 for investment banking deal expense accruals, $1,188,000 for soft dollar accruals, $119,000 for tax return preparation fees, $595,000 for finance obligation of the annual subscription fee and implementation costs of the new general ledger system, $380,000 for fixed assets acquired but not paid, $396,000 for rent and $228,000 for clearing fees. At September 30, 2018, other primarily consists of $739,000 for restitution payment accrual related to 12b-1 trailing fees, $704,000 for soft dollar accruals, $187,000 for investment banking deal expense accruals and $189,000 for sales and use tax accrual.

In December 2018, the Company entered into an agreement for 12 months to finance the annual subscription fee of the new general ledger system in the amount of $308,000. The related asset is included in other assets in the consolidated statements of financial condition. In January 2019, the Company entered into an agreement for 36 months to finance the implementation costs of the new general ledger system in the amount of $650,000. The related asset is included in other assets in the consolidated statements of financial condition.

NOTE 12. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes consist of the following:

2019	Federal	State	Total
Current income tax expense	$424,000	$263,000	$687,000
Deferred income tax benefit	(145,000)	(223,000)	(368,000)
Total income tax expense	$279,000	$40,000	$319,000

2018	Federal	State	Total
Current income tax expense	$589,000	$371,000	$960,000
Deferred income tax expense (benefit)	$2,293,000	$(65,000)	$2,228,000
Total income tax expense	$2,882,000	$306,000	$3,188,000

2017	Federal	State	Total
Current income tax expense	$1,074,000	$439,000	$1,513,000
Deferred income tax expense	$2,126,000	$412,000	$2,538,000
Total income tax expense	$3,200,000	$851,000	$4,051,000

The income tax provision related to pre-tax income (loss) vary from the federal statutory rate as follows:

	Years Ended September 30,
	2019	2018	2017
Statutory federal rate	(21.0)%	(24.3)%	34.0%
State income taxes, net of federal income tax expense (benefit)	1.8%	2.5%	3.4%
Permanent differences for tax purposes	9.2%	33.1%	(14.4)%
Change in rate	9.7%	28.2%	—%
Write-off of deferred tax asset attributable to change in ownership (see below)	67.7%	—%	—%
Other	(3.6)%	(1.2)%	1.4%
	63.8%	38.3%	24.4%

Significant components of the Company’s net deferred tax assets in the accompanying financial statements are as follows:

	September 30,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$2,967,000	$3,673,000
Contingent consideration	441,000	203,000
Stock based compensation	1,481,000	938,000
Accrued expenses	1,499,000	1,031,000
Accounts receivable and other receivables	91,000	149,000
Federal AMT credit carryforward	260,000	260,000
Fixed assets	(510,000)	(186,000)
Intangibles	(448,000)	(361,000)
Securities	(1,221,000)	(1,515,000)
Total deferred tax asset, net	$4,560,000	$4,192,000

At September 30, 2019, the Company had available federal net operating loss carryforwards of approximately $13.3 million, which includes approximately $4.6 million resulting from the National Tax acquisition, and state net operating loss carryforwards of approximately $8.7 million that may be applied against future taxable income and expire at various dates between 2020 and 2033.

Due to the change in ownership discussed in Note 19, the Company’s deferred tax asset relating to the Company’s net operating loss carry forwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code, thereby reducing the amount of net operating loss carry forwards available to the Company to offset future taxable income. Such reduction in 2019 resulted in a write-off of deferred income tax assets of $339,000.

During the year ended September 30, 2018, the Company estimated its annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from legislation enacted on December 22, 2017. The rate change is administered effective at the beginning of the Company's fiscal year, using a blended rate for the annual period of 24.3%. Additionally, the Company recognized a tax expense of approximately $2,400,000 during the year ended September 30, 2018, to adjust the Company's net deferred tax balance to reflect the new corporate tax rate. The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in various states expiring at various dates through August 2032, and as of September 30, 2019, is committed under operating leases for future minimum lease payments as shown in the table below.

In October 2018, the Company entered into an agreement to lease equipment under a capital lease for 24 months. The equipment under the lease is collateral for the lease obligation and is included within fixed assets in the consolidated statements of financial condition. The leased equipment is amortized on a straight line basis over 7 years. The interest rate related to the lease obligation is 5.6 percent and the maturity date is September 2020. The capital lease obligation is included within other liabilities in the consolidated statements of financial condition.

Fiscal Year Ending September 30,	Operating Leases	Capital Lease
2020	$2,975,000	$297,000
2021	2,991,000	—
2022	2,459,000	—
2023	2,304,000	—
2024	2,109,000	—
Thereafter	7,450,000	—
Total minimum lease payments	$20,288,000	$297,000
Less: Amounts representing interest not yet incurred		10,000
Present value of capital lease obligations		$287,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rental expense under all operating leases for the years ended September 30, 2019, 2018 and 2017 was $4,240,000, $4,149,000 and $4,257,000, respectively. Sublease income under all operating subleases for the years ended September 30, 2019, 2018 and 2017 was approximately $51,000, $558,000 and $167,000, respectively.

As of September 30, 2019 and 2018, the Company and its subsidiaries had outstanding one and two, respectively, letters of credit, which have been issued in the maximum amount of $960,000 and $1,353,000, respectively, as security for property leases, and are collateralized by the restricted cash as reflected in the statements of financial condition.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of September 30, 2019 and 2018, the Company accrued approximately $1,817,000 and $825,000 respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by the Company’s errors and omissions insurance policy. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows. Amounts charged to operations for settlements and potential losses in fiscal years 2019, 2018 and 2017 were $3,008,000, $1,737,000 and $3,414,000 respectively, which is included in other administrative expenses in the statement of operations. The Company has included in professional fees litigation and arbitration related expenses of $2,052,000, $950,000 and $1,476,000 for fiscal years 2019, 2018 and 2017, respectively.

NOTE 14. STOCKHOLDERS’ EQUITY

Share Repurchase

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company’s Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company’s management. During the years ended September 30, 2019, 2018 and 2017, the Company did not repurchase any shares.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units for the years ended September 30, 2019, 2018 and 2017 are as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units at October 1, 2016	—	$—
Granted	1,250,000	3,054,000
Non-vested restricted stock units at September 30, 2017	1,250,000	3,054,000
Granted	1,295,632	5,250,000
Vested	(251,042)	(697,000)
Forfeited	(87,348)	(305,000)
Non-Vested restricted stock units at September 30, 2018	2,207,242	7,302,000
Granted	1,810,017	5,400,000
Vested	(563,711)	(2,261,000)
Forfeited	(134,908)	(435,000)
Non-vested restricted stock units at September 30, 2019	3,318,640	$10,006,000

In 2017, the Company granted 1,250,000 restricted stock units (“RSU”) to certain of its officers and employees. RSU vest based on service and certain performance and market conditions. The fair value of the RSU awards issued in 2017 was $3,054,000.

In February 2018, the Company granted 363,558 RSUs to the board of directors of the Company and 52,966 RSUs to employees of the Company. The fair value of the RSUs awards issued in February 2018 of $1,966,000 was estimated on the grant date using the Company’s stock price as of the grant date. The RSUs awards vest upon the passage of time.

In April 2018, the Company granted 847,858 RSUs to certain employees of the Company. RSU vest based on service and certain performance and market conditions. The fair value of the RSU awards issued in April 2018 was $3,184,000.

In July 2018, the Company granted 31,250 RSUs to an employee of the Company. The fair value of the RSU awards issued in July 2018 of $100,000 was estimated on the grant date using the Company’s stock price as of the grant date. The RSU awards vest upon the passage of time.

In November 2018, the Company granted 1,447,292 RSUs to certain employees of the Company. RSUs vest based on service and certain performance and market conditions. The fair value of the RSUs awards issued in November 2018 was $4,289,000.

In February 2019, the Company granted 265,960 RSUs to certain directors and employees of the Company. RSUs vest based on service and certain performance and market conditions. The fair value of the RSUs awards issued in February 2019 was $843,000.

In April 2019, the Company granted 58,277 restricted stock awards (“RSAs”) to an employee of the Company. RSAs vest based on service condition. The fair value of the RSAs issued in April 2019 was $173,000.

In July 2019, the Company granted 17,925 RSAs to an employee of the Company. RSAs vest based on service condition. The fair value of the RSAs issued in July 2019 was $48,000.

In August 2019, the Company granted 20,563 RSAs to an employee of the Company. RSAs vest based on service condition. The fair value of the RSAs issued in August 2019 was $47,000

One RSU and RSA gives the right to one share of the Company’s common stock. RSU and RSAs that vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSU with a market condition. Compensation with respect to RSU and RSA awards is expensed on a straight-line basis over the vesting period.

For the years ended September 30, 2019, 2018 and 2017, the Company recognized compensation expense of $4,282,000, $2,913,000 and $602,000, respectively, related to RSUs and RSAs. At September 30, 2019, unrecognized compensation with respect to RSUs and RSAs amounted to $5,167,000.

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

The following option activity occurred under the Company’s plan during the years ended September 30, 2019, 2018 and 2017:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2016	1,221,500	$6.51	$1.22	3.31
Forfeited or expired	(15,500)	4.42	1.99
Outstanding at September 30, 2017	1,206,000	$6.54	$1.21	2.29
Forfeited or expired	(594,000)	6.85	0.83
Outstanding at September 30, 2018	612,000	6.23	1.59	3.27
Forfeited or expired	(7,800)	5.54	2.69
Outstanding at September 30, 2019	604,200	6.19	1.58	2.29
Vested and exercisable at September 30, 2019	604,200	$6.19	$1.58	2.29	$—

There was no recognized compensation expense in 2019, 2018 or 2017.

Warrants

The following tables summarize information about warrant activity during 2019, 2018 and 2017:

	Warrants		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2016	23,029		$5.00	0.75
Issued	12,437,916		3.25	4.30
Forfeited or expired	(21,558)		5.00
Outstanding at September 30, 2017	12,439,387		3.25	4.30
Exercised	(1,489)		3.25
Forfeited or expired	(1,471)		5.00
Outstanding at September 30, 2018	12,436,427		3.25	3.30
Exercised	(38)		3.25
Forfeited or expired	(7,037,482)	(a)	3.25
Outstanding and exercisable at September 30, 2019	5,398,907		$3.25	2.30

(a) 7,037,482 warrants held by FBIO Acquisition were forfeited due to the FBIO sale. See note 19.

NOTE 15. NET CAPITAL REQUIREMENTS OF BROKER DEALER SUBSIDIARY

NSC is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At September 30, 2019, NSC had net capital of $5,887,912 which was $4,887,912 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

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

NOTE 17. EMPLOYEE BENEFITS

The Company sponsors a defined contribution 401(k) plan (the “Plan”). Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company’s contributions are made at the discretion of the Board of Directors. For the fiscal years ended September 30, 2019 and 2018 the company made a contribution of $146,000 and $71,000, respectively, to the plan. For fiscal year ended September 30, 2017, the Company made no contributions to the Plan.

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

Corporate pre-tax income (loss) consists of certain expenses that have not been allocated to reportable segments.

Segment information for the years ended September 30, 2019, 2018 and 2017 is as follows:

2019	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Revenues	$204,134,000	$8,807,000	$—		$212,941,000
Pre-tax income (loss)	7,522,000	85,000	(5,447,000)	(b)	2,160,000

Identifiable assets	61,880,000	4,313,000	15,014,000	(c)	81,207,000
Depreciation and amortization	841,000	490,000	501,000		1,832,000
Interest	32,000				32,000
Capital expenditures	776,000	75,000	2,273,000		3,124,000

2018	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Revenues	$203,343,000	$7,772,000	$—		$211,115,000
Pre-tax (loss) income	5,176,000	895,000	(14,393,000)	(d)	(8,322,000)

Identifiable assets	51,946,000	4,407,000	12,096,000	(c)	68,449,000
Depreciation and amortization	749,000	263,000	539,000		1,551,000
Interest	97,000				97,000
Capital expenditures	564,000	43,000	331,000		938,000

2017	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Revenues	182,431,000	7,439,000	—		189,870,000
Pre-tax (loss) income	11,516,000	649,000	4,414,000	(a)	16,579,000

Identifiable assets	47,213,000	2,984,000	14,201,000	(c)	64,398,000
Depreciation and amortization	694,000	181,000	354,000		1,229,000
Interest	14,000				14,000
Capital expenditures	140,000	73,000	1,459,000		1,672,000

(a)Consists of the gain on the change in fair value of warrant liability offset in part by executive salaries and other expenses not allocated to reportable segments by management.
(b)Consists of board of director fees and other expenses not allocated to reportable segments by management.
(c)Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.
(d)Consists of loss on the change in fair value of warrant liability, executive salaries and other expenses not allocated to reportable segments by management.

NOTE 19. ACQUISITION OF INTERESTS IN THE COMPANY AND DIVIDEND WARRANTS

B. Riley Financial, Inc.

On November 14, 2018, B. Riley Financial, Inc. (“B. Riley”) and FBIO Acquisition, Inc. (“FBIO Acquisition”), a subsidiary of Fortress Biotech, Inc. (“Fortress”), entered into a stock purchase agreement whereby FBIO Acquisition agreed to sell FBIO Acquisition’s majority stake in the Company to a wholly-owned subsidiary of B. Riley (the “FBIO Sale”). Under the terms of the agreement, B. Riley agreed to purchase 7,037,482 shares of the Company's common stock from FBIO Acquisition, representing approximately 56.1% of the Company's outstanding common stock and Fortress’s entire economic interest in the Company. An aggregate of 3,010,054 shares were purchased immediately at $3.25 per share. After approval from FINRA was received on February 4, 2019, B. Riley purchased an additional 3,149,496 shares of the Company's common stock on February 11, 2019 and assigned its right to purchase the remaining 877,932 shares to a third party.

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

Upon final closing of the FBIO Sale, 7,037,482 warrants held by FBIO Acquisition ceased to be outstanding.

Fortress Biotech, Inc.

On September 12, 2016, FBIO Acquisition, Inc. (“FBIO Acquisition”), a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”), completed a tender offer (the “Offer”) for all outstanding shares of the Company at a price of $3.25 per share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”), pursuant to the terms of an Agreement and Plan of Merger dated as of April 27, 2016 (as amended, the “Merger Agreement”) among the Company, Fortress and FBIO Acquisition. The Offer expired on September 9, 2016, and a total of 7,037,482 shares were validly tendered and not withdrawn (including shares delivered through notices of guaranteed delivery), representing approximately 56.6% of the Company’s issued and outstanding shares of common stock immediately following the completion of the Offer (in each case, without giving effect to the issuance or exercise of the Dividend Warrants). On September 12, 2016, FBIO Acquisition accepted for payment all shares that were validly tendered and not withdrawn prior to the expiration time of the Offer and delivered payment for such shares.

Dividend Warrants

In accordance with the Merger Agreement, since less than 80% of the Company’s issued and outstanding shares of common stock were tendered, the Company remained a publicly-traded company and stockholders post-tender offer received from the Company a five year warrant per held share to purchase an additional share of the Company’s common stock at $3.25 as a dividend to all holders of the Company’s common stock.

As the Company did not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement was considered outside of the Company’s control, net cash settlement of the warrants was assumed. Accordingly, the fair value of the 12,437,916 warrants issued was classified as a liability in the consolidated statement of financial condition. This liability was subject to re-measurement at each balance sheet date until the warrants were exercised or expired, and any change in fair value was recognized as change in fair value of warrants in the consolidated statements of operations. As the warrants were registered and trading and the Company maintained an effective registration statement, fair value of the warrants was based on the market price.

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

NOTE 20. RELATED PARTY TRANSACTIONS

In fiscal year 2019, 2018 and 2017, investment banking revenues include approximately $0, $4,931,000 and $14,414,000, respectively, of fees related to placement of securities for Fortress and subsidiaries of Fortress.

As of September 30, 2019 and 2018, the value of warrants received from Fortress and subsidiaries of Fortress included in Securities Owned was $522,000 and $1,449,000.

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

Performance Obligations

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

Transaction Price and Variable Consideration

The amount of revenue recognized reflects the consideration (“transaction price”) the Company expects to be entitled to in exchange for the transfer of the goods or services to the customer services. In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of influence, such as market volatility or the judgment and actions of third parties.

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

The following provides detailed information on the recognition of the Company’s revenues from contracts with customers:

Commissions and Transaction Fees and Clearing Services. The Company earns commission and transaction fee and clearing services revenue based on the execution of transactions for clients in stocks, mutual funds, variable annuities and other financial products and services as well as from trailing commissions. Trade execution and settlement, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission and transaction fee and clearing services revenues are recognized at a point in time on trade-date. Commission and transaction fee and clearing services revenues are generally paid on settlement date and the Company records a receivable between trade-date and payment on settlement date. For trailing commissions, the performance obligation is satisfied at the time of the execution of the transactions but the amount to be received for trailing commissions is uncertain, as it is dependent on the value of the investments at future points in time as well as the length of time the investor holds the investments, both of which are highly susceptible to variable factors outside the Company’s influence. The Company does not believe that it can overcome this constraint until the market value of the investment and the investor activities are known, which are usually monthly or quarterly. The Company’s consolidated statement of operations reflects trailing commissions for services performed and performance obligations satisfied in previous periods and are recognized in the period that the constraint is overcome.

Investment Banking. The Company provides clients with a full range of investment banking services. Investment banking services include underwriting and placement agent services in both equity and debt, including private equity placements, initial public offerings, follow-on offerings and equity-linked convertible securities transactions and private debt. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the investment banking offering at that point. Costs associated with investment banking transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis as the Company is acting as a principal in the arrangement. Any expenses reimbursed by the Company’s clients are recognized as investment banking revenues. Where the Company is the lead underwriter, revenue and expenses will be first allocated to other members of a syndicate because the Company is acting as an agent for the syndicate. Accordingly, the Company records revenue on a net basis. When the Company is not the lead underwriter, the Company will recognize its share of revenue and expenses on a gross basis, because the Company is acting as the principal. Under accounting standards in effect for prior periods, the Company recognized all underwriting revenue on a net basis.

The Company’s revenues from advisory services primarily consist of fees generated in connection with mergers and acquisition and advisory transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully execute a specific transaction. Fees received prior to the completion of the transaction are deferred within other liabilities in the consolidated statements of financial condition. A significant portion of the fees the Company receives for advisory services are considered variable as they are contingent upon a future event and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services is generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. The Company recognizes a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related costs are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category on the consolidated statements of operations and any expenses reimbursed by the clients are recognized as investment banking revenues. The Company controls the service as it is transferred to the customer, and is therefore acting as a principal. Accordingly, the Company records revenues and out-of-pocket reimbursements on a gross basis. Under accounting standards in effect for prior periods, the Company recorded expenses net of client reimbursements and/or netted against revenues.

Investment Advisory/Asset Management Fees. The Company receives management and performance fees in connection with investment advisory services provided to various funds and accounts, which are satisfied over time as the customer receives the benefits of the services evenly throughout the term of the contract. Management and performance fees are considered variable as they are subject to fluctuation (e.g., changes in assets under management, market performance) and/or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon notional amount and are included in the transaction price at the end of each month when the assets under management or notional amount is known. Performance fees are received when the return on assets under management for a specified performance period exceed certain benchmark returns, “high-water marks” or other performance targets. The performance period related to performance fees is annual, semiannual or at the recognition of a liquidation event. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.

Tax Preparation and Accounting. The Company charges fees in connection with tax preparation and accounting services. Revenues are recorded upon completion of the services.

Disaggregation of Revenue

The following presents the Company’s revenues from contracts with customers disaggregated by major business activity and segment for the twelve months ended September 30, 2019:

For the Twelve Months Ended September 30, 2019	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transfer fees and clearing services	$95,021,000	$—	$—	$95,021,000
Investment banking	69,656,000			69,656,000
Investment advisory	34,400,000	—	—	34,400,000
Tax preparation and accounting	—	8,807,000	—	8,807,000
Sub-total revenue from contracts with customers	199,077,000	8,807,000	—	207,884,000
Other revenue	5,057,000	—	—	5,057,000
Total revenue	$204,134,000	$8,807,000	$—	$212,941,000

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2019.

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

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
	1st	2nd	3rd	4th
2019:
Revenues	$58,107,000	$46,700,000	$50,775,000	$57,359,000
Operating expenses	56,790,000	50,599,000	49,561,000	53,891,000
Income (loss) before item shown below	1,317,000	(3,899,000)	1,214,000	3,468,000
Other income (expense)	6,000	6,000	6,000	42,000
Income (loss) before income taxes	$1,323,000	$(3,893,000)	$1,220,000	$3,510,000
Net income (loss) attributable to National Holdings Corporation common shareholders	$956,000	$(2,785,000)	$233,000	$777,000
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Basic	$0.08	$(0.22)	$0.02	$0.06
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Diluted	$0.08	$(0.22)	$0.02	$0.06
Weighted average number of shares outstanding - Basic	12,545,286	12,714,002	12,931,660	13,031,462
Weighted average number of shares outstanding - Diluted	12,716,195	12,714,002	13,251,379	13,198,324

	Quarters
	1st	2nd	3rd	4th
2018:
Revenues	$50,080,000	$60,346,000	$56,237,000	$44,452,000
Operating expenses	50,256,000	55,653,000	54,678,000	47,809,000
Income before item shown below	(176,000)	4,693,000	1,559,000	(3,357,000)
Other income (expense) (1)	(5,591,000)	(5,367,000)	(146,000)	63,000
Income (loss) before income taxes	$(5,767,000)	$(674,000)	$1,413,000	$(3,294,000)
Net income (loss) attributable to National Holdings Corporation common shareholders	$(8,040,000)	$(2,252,000)	$812,000	$(2,030,000)
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Basic	$(0.65)	$(0.18)	$0.07	$(0.16)
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Diluted	$(0.65)	$(0.18)	$0.06	$(0.16)
Weighted average number of shares outstanding - Basic	12,437,916	12,457,043	12,490,539	12,513,364
Weighted average number of shares outstanding - Diluted	12,437,916	12,457,043	13,899,374	12,513,364

(1)	Includes loss of $(5,597,000) due to changes in the fair value of warrant liability in both the first and second quarter.

NOTE 23. SUBSEQUENT EVENT

Winslow, Evans & Crocker, Inc. Acquisition

On August 26, 2019, the Company entered into a stock purchase agreement (as amended, the “Winslow Agreement” and the transactions contemplated thereunder, the “Winslow Acquisition”) whereby the Company agreed to acquire all of the outstanding equity interests (the “Purchased Shares”) of Winslow Evans & Crocker, Inc. (“WEC”), Winslow, Evans & Crocker Insurance Agency, Inc. (“WIA”), and Winslow Financial, Inc. (“WF” and collectively with WEC and WIA, the “Winslow Targets”). The Company entered into an amendment to the Winslow Agreement on October 11, 2019, to reflect certain clarifications to the terms of the Winslow Agreement as agreed to by the parties. The Winslow Acquisition is expected to close in the first fiscal quarter of 2020, subject to customary conditions and regulatory approvals.

Under the terms of the Winslow Agreement, at the closing of the Winslow Acquisition, the Company will acquire the Purchased Shares for an aggregate purchase price of approximately $3.2 million paid at closing in cash, subject to certain adjustments, plus additional consideration to be based on (i) the amount of net operating capital of WEC and WF as of the closing, payable in three annual installments and not to exceed $1.0 million in the aggregate, (ii) the aggregate pre-tax net income (loss) of the Winslow Targets through September 22, 2022, provided that such additional consideration shall not be less than $1.5 million and shall not exceed $3.0 million in the aggregate, and (iii) a portion of the synergies achieved through September 20, 2022. At the signing of the Winslow Agreement, the Company deposited $500,000 into escrow, which will be applied to the amount payable at closing or which would be forfeited if the Winslow Acquisition is approved by FINRA but are not consummated due to certain breaches of the Winslow Agreement by the Company.

WEC is a Boston-based, full-service investment firm established in 1991. WEC is an SEC Registered Investment Advisor and a FINRA registered broker-dealer. More than 50 financial professionals including Certified Financial Planners, Investment Advisor Representatives, Financial Consultants, brokers and other specialists are part of the Winslow team with over $2.5 billion in assets under management. Located in the heart of the financial district in Boston, MA, the Company believes that WEC is a strategic location for the Company to build out its banking platform. The Company expects that the Winslow Acquisition will be accretive to gross margin and adjusted EBITDA margin.