Form 10-K/A
period 2019-09-30
NATIONAL HOLDINGS CORP
filed 2020-01-28
CIK 1023844

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES   ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES   ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 17, 2020, there were 13,278,835 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

National Holdings Corporation (“National” or the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on December 30, 2019 (the “2019 Form 10-K”). This Amendment amends Part III, Items 10 through 14, of the 2019 Form 10-K to include information previously omitted from the 2019 Form 10-K in reliance on General Instruction G(3) to Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2019 Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after December 30, 2019) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2019 Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table shows information about our executive officers and directors as of January 17, 2020:

Name	Age	Position(s)
Executive Officers
Michael A. Mullen	52	Chief Executive Officer and Chairman of the Board
Glenn C. Worman	61	President and Chief Financial Officer
John C. DeSena	52	Chief Operating Officer

Directors
Robert B. Fagenson	71	Vice Chairman of the Board
Michael E. Singer	53	Executive Vice Chairman of the Board
Barbara Creagh (1)(2)	53	Director
Jeff Gary (1)	57	Director
Daniel Hume (1)(2)(3)	53	Director
Nassos Michas (2)(3)	75	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Executive Officers

Michael A. Mullen has served as Chief Executive Officer since January 31, 2017 and Chairman of the Board since June 2018. He has been a member of the Board since June 2018 and served as our Co-Chief Executive Officer from January 3, 2017 to January 31, 2017. He has also served as Chairman of the board of directors of each of National’s operating companies since January 2017: National Securities Corporation, National Asset Management, Inc., National Insurance Corporation and National Tax and Financial Services, Inc. He has served as the Chief Executive Officer of National Securities Corporation and National Asset Management, Inc. since December 2018 and of Winslow, Evans & Crocker, Inc. since December 2019. Mr. Mullen began his career in 1986 and has since developed a broad and deep understanding of the financial services industry, with a focus on investing in biotechnology companies. He brings this expertise to his leadership of the National Family of Companies. Mr. Mullen holds his Series 4, 7, 24, 63, 65, 99 and Life and Health Insurance and Variable Annuity Licenses. The Board believes that his experience in the securities industry and knowledge of the Company as its Chief Executive Officer qualifies him to serve as a member of the Board.

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

John C. DeSena has served as Chief Operating Officer since July 2018 and Corporate Secretary since February 2019. He also served as our Head of Financial Planning & Analysis from January 2016 to July 2018. In addition, Mr. DeSena has served on the board of directors of National Insurance Corporation, one of National’s operating companies, since January 2017. Mr. DeSena has vast operational and management experience. Prior to joining National, Mr. DeSena worked at Deutsche Bank from April 2010 to January 2016, where he served as the Chief Operating Officer and Head of Operational Excellence for Group Technology & Operations Americas and the Head of Americas Finance Infrastructure. He also worked at Merrill Lynch for fifteen years until 2010, where he served as the Head of Global Markets & Investment Banking and Chief Financial Officer of Americas Investment Banking. Mr. DeSena holds his Series 99 License.

Directors

Barbara Creagh has served as a member of the Board since February 2019. Ms. Creagh has extensive experience as a chief human resources executive. Ms. Creagh has served as Chief Talent Officer at Greenwich Associates, a leading provider of data, analytics and insights to the financial services industry, since January 2012. Prior to joining Greenwich Associates in 2012, Ms. Creagh held the position of SVP of Talent for MDC Partners, a publicly traded holding company with over 10,000 people worldwide, as well as the position of North American Talent leader for Deloitte LLP. Earlier in her career, she spent 10 years in strategy consulting with Ernst & Young. Ms. Creagh is a Certified Public Accountant and earned her MBA in Finance and her International Management degree summa cum laude from Fordham University. The Board believes that Ms. Creagh’s experience in the financial services industry and as a human resources executive qualifies her to serve as a member of the Board.

Jeff Gary has served as a member of the Board since February 2019. Mr. Gary has worked in the financial services industry for over 30 years. He currently serves on the Board of Directors for the Axonic Alternative Income Fund where he is the Chairman of the Valuation Committee and a member of the Audit Committee. Before retiring in 2018, Mr. Gary joined Avenue Capital Group in 2012 as a Senior Portfolio Manager responsible for managing mutual funds and CLO accounts. Prior to this, Mr. Gary was a Portfolio Manager at Third Avenue Management, LLC. From 2003 to 2008, he was Co-Head of the High Yield and Distressed investment team at BlackRock, Inc. He was also a team member to launch BlackRock Capital Investment Corporation (NASDAQ: BKCC) and served on the Investment Committee for four years. From 1998 to 2003, he was a Senior Portfolio Manager at American General/AIG Investment Group. Earlier in his career, Mr. Gary served as Portfolio Manager at Koch Industries, Inc., Vice President of Corporate Finance at Mesirow Financial Holdings, Inc., Senior Analyst at Citigroup, Inc., and Senior Auditor at PricewaterhouseCoopers LLP. He received an M.B.A. from Northwestern University’s Kellogg School of Management, a B.S. in Accounting from Penn State University and his CPA license in Illinois. The Board believes that Mr. Gary’s experience in the financial services industry qualifies him to serve as a member of the Board.

Daniel Hume has served as a member of the Board since September 2016. He also serves on both the Audit and Compensation Committees. Mr. Hume is currently a managing partner at Kirby McInerney LLP, and has served in this capacity since 2012. Mr. Hume’s law practice focuses on securities law and regulation, structured finance, antitrust, and other complex financial litigation, corporate governance, and corporate disclosure rules. He joined Kirby McInerney LLP in 1995. Mr. Hume serves on the board of directors at two late clinical stage biopharmaceutical companies, Stemline Therapeutics, Inc. (NASDAQ: STML) and TG Therapeutics, Inc. (NASDAQ: TGTX). Mr. Hume is admitted to the New York State Bar and federal courts around the country, including the United States Supreme Court. Mr. Hume received his J.D. from Columbia Law School and his B.A. from the State University of New York at Albany. The Board believes that Mr. Hume’s experience in the securities industry qualifies him to serve as a member of the Board.

Robert B. Fagenson has served as a member of the Board since March 2012 and has served as Vice Chairman of the Board since September 2016. Mr. Fagenson served as Co-Chief Executive Officer from January 3, 2017 to January 31, 2017, as Chief Executive Officer and Chairman of the Board from December 2014 to September 2016, and as Executive Vice-Chairman of the Board from July 2012 to December 2014. Mr. Fagenson has been a Branch Owner at National Securities Corporation, an operating company of National, since 2012, and President of Fagenson & Co., Inc., a family investment company, since 1982. Mr. Fagenson spent the majority of his career at the New York Stock Exchange (NYSE), where he was Managing Partner of one of the exchange’s largest specialist firms. While at the NYSE, Mr. Fagenson served as a Governor on the trading floor and was elected to the NYSE Board of Directors in 1993, where he served for six years, eventually becoming Vice Chairman of the NYSE Board of Directors from 1998 to 1999 and 2003 to 2004. Mr. Fagenson has served as Director of the New York City Police Museum since 2005, and as Director of the Federal Law Enforcement Officers Association Foundation since 2009. He has also served on the board of directors of Sigma Alpha Mu Foundation since 2011 and on the board of directors of the Sports and Arts in Schools Foundation since 2015. In addition, Mr. Fagenson served as the Non-Executive Chairman of Document Security Systems, Inc. from 2012 to 2018 (NYSEMKT: DSS). He is currently a member of the alumni boards of the Whitman School of Business at Syracuse University. Mr. Fagenson received his B.S. in Transportation Sciences & Finance from Syracuse University in 1970. The Board believes that Mr. Fagenson’s experience in the securities industry and knowledge of the Company as its former Chief Executive Officer qualifies him to serve as a member of the Board.

Nassos Michas has served as a member of the Board since June 2018. Mr. Michas brings more than thirty years of financial services experience to the Board. He is serving as the Chairman of the Advisory Board to Juniper Investment Company, LLC since 2007 and is President of Masons Island LLC, a personal holding company. Prior to joining National, he served on the board of directors at Ramius Archview Fund from 2016 to 2017. He was President and Chief Executive Officer of Robeco USA, Inc. (Weiss, Peck & Greer), a $30 billion investment manager, from 2001 to 2004. He has held a number of senior management positions at Merrill Lynch and Co., including Chairman of Merrill Lynch Banks. He joined Merrill Lynch and Co. in 1974 as an analyst. He currently serves on the board of directors for the American School of Classical Studies at Athens. Mr. Michas is a chartered financial analyst (CFA), and holds a B.S. in Electrical Engineering from the University of Utah, an M.S. in Systems Theory and Control from the University of California at Berkeley and an M.B.A. from the Harvard Business School. The Board believes that Mr. Michas’s financial services experience qualifies him to serve as a member of the Board.

Michael E. Singer has served as a member of the Board since May 2017 and as Executive Vice Chairman of the Board since June 2018. He also serves as Head of Strategy for National Holdings. Mr. Singer has over twenty-years’ experience leading alternative investment management firms. Prior to joining National in June 2018, he served as CEO and President of Ramius, LLC, an alternative investment advisory platform, from 2012 to 2017. At Ramius, Mr. Singer directed strategy and execution of the firm's business plan. Prior to joining Ramius, Mr. Singer was Co-President of Ivy Asset Management, a hedge fund of funds business, from 2004 to 2009. At Ivy, Mr. Singer established the firm’s strategic plan and ran the day-to-day activities. He began his career at Weiss, Peck & Greer, a $17 billion asset management firm, where he spent nine years and served as Senior Managing Director and Executive Committee Member. He oversaw day-to-day operations, new product development, client relationship management, hedge fund sales and risk functions. In addition, Mr. Singer served as the Chairman of the board of directors of FC Global Realty Inc. (OTCMKTS: FCRE) from July to October 2018. Mr. Singer is a certified public accountant (CPA) and received his J.D. from Emory University School of Law and his B.S. from Penn State University. The Board believes that his securities expertise qualifies him to serve as a member of the Board.

There are no family relationships among any of our directors or executive officers.

CORPORATE GOVERNANCE

Board Independence

Our business and affairs are organized under the direction of the Board, which currently consists of seven members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to management.

Under applicable Nasdaq Stock Market (“Nasdaq”) rules, a director will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Nasdaq rules require that, subject to specified exceptions, audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

The Board has determined that none of Barbara Creagh, Jeff Gary, Daniel Hume, or Nassos Michas has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Stock Market, Inc. Marketplace Rules. The Board reached a similar determination with respect to Neil Herskowitz and Eli Salig, who each served as a director until February 14, 2019. In determining the independence of the directors listed above, the Board considered each of the transactions listed in “Certain Relationships and Related Transactions” on page 21 of this Annual Report on Form 10-K/A.

Board Committees

The Board currently has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In addition, the Board previously had a Legal Committee, which ceased to exist in February 2019. The Board has adopted charters for each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee that comply with the applicable requirements of current Nasdaq rules. Copies of each charter are available on the investor relations portion of the Company’s website, located at www.yournational.com.

Audit Committee

The Audit Committee held four meetings during the fiscal year ended September 30, 2019. The Audit Committee currently consists of Jeff Gary, Daniel Hume and Barbara Creagh. Mr. Gary serves as the chair of the Audit Committee. The Board has determined that each member of the Audit Committee is independent and otherwise qualified to be a member of the Audit Committee in accordance with the rules and regulations of the SEC and Nasdaq.

The SEC further requires that at least one member of the Audit Committee have a “heightened” level of financial and accounting sophistication. Such a person is known as the “audit committee financial expert” under the SEC’s rules. The Board has determined that Mr. Gary is an “audit committee financial expert,” as the SEC defines that term, and is an independent member of the Board and our Audit Committee. Please see the biography of Mr. Gary on page 2 of this Annual Report on Form 10-K/A for a description of his relevant experience.

The duties and responsibilities of the Audit Committee are set forth in the Charter of the Audit Committee. A copy of the Charter of the Audit Committee is available on the investor relations portion of the Company’s website, located at www.yournational.com. The duties and responsibilities of the Audit Committee include, among other things:

●	Reviewing and monitoring our financial statements and internal accounting procedures;

●	Selecting our independent registered public accounting firm; and

●	Consulting with and reviewing the services provided by such accounting firm.

Our Audit Committee has sole discretion over the retention, compensation, evaluation and oversight of our independent registered public accounting firm.

Compensation Committee

The Compensation Committee held one meeting during the fiscal year ended September 30, 2019. The Compensation Committee currently consists of Nassos Michas, Daniel Hume, and Barbara Creagh. Mr. Michas serves as the chair of the Compensation Committee. The Board has determined that each member of our Compensation Committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

The duties and responsibilities of the Compensation Committee are set forth in the Charter of the Compensation Committee, as amended and restated on February 13, 2019. A copy of the Charter of the Compensation Committee is available on our website, located at www.yournational.com. As discussed in its charter, the duties and responsibilities of the Compensation Committee include, among other things:

●	Evaluating the performance of the Chief Executive Officer and other executive officers;

●	Determining the overall compensation of the Chief Executive Officer and other executive officers; and

●	Administering all executive compensation programs, including, but not limited to, incentive and equity-based plans.

The Compensation Committee evaluates the performance of the Chief Executive Officer and other executive officers on an annual basis and reviews and approves on an annual basis all compensation programs and awards relating to such officers. The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with the Company’s compensation philosophy. The Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than himself. The Compensation Committee may delegate its authority to grant awards to certain employees, and within specified parameters under the National Holdings Corporation 2013 Omnibus Incentive Plan, to a special committee consisting of one or more directors who may but need not be officers of the Company. For the fiscal year ended September 30, 2019, the Compensation Committee delegated to Mr. Mullen the responsibility for allocating restricted stock unit, or RSU, awards among executive officers other than the named executive officers, and among other employees of the Company.

The report of the Compensation Committee can be found on page 11 of this Annual Report on Form 10-K/A. Additional information regarding the Compensation Committee’s processes and procedures for consideration of executive compensation can be found in the Compensation Discussion and Analysis beginning on page 8 of this Annual Report on Form 10-K/A.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was formed on February 8, 2019. The Nominating and Corporate Governance Committee currently consists of Nassos Michas and Daniel Hume. Mr. Michas serves as the chair of the Nominating and Corporate Governance Committee. The Board has determined that each member of our Nominating and Corporate Governance Committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

The duties and responsibilities of the Nominating and Corporate Governance Committee are set forth in the Charter of the Nominating and Corporate Governance Committee. A copy of the Charter of the Nominating and Corporate Governance Committee is available on our website, located at www.yournational.com. As discussed in its charter, the duties and responsibilities of the Nominating and Corporate Governance Committee include, among other things:

●	Evaluating identifying individuals qualified to become Board members;

●	Recommending to our Board the persons to be nominated for election as directors and to each of our Board’s committees;

●	Reviewing and making recommendations to our Board with respect to our Board leadership structure;

●	Reviewing and making recommendations to our Board with respect to management succession planning;

●	Developing and recommending to our Board corporate governance principles; and

●	Overseeing a periodic evaluation of our Board.

Legal Committee

The Legal Committee, established in August 2017 and terminated in February 2019, held no meetings during the fiscal year ended September 30, 2019. The Legal Committee consisted of Daniel Hume and Michael Singer. The duties and responsibilities of the Legal Committee were to review and assess any pending legal proceedings with a potential risk exposure in excess of $750,000 and to advise on any material legal matters as required by the executive team.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Nassos Michas, Daniel Hume, and Barbara Creagh. No member of the Compensation Committee during the fiscal year ended September 30, 2019 or as of the date of this Annual Report on Form 10-K/A is or has been an officer or employee of National or any of National’s subsidiaries, nor has any member of our Compensation Committee had any relationship with National requiring further disclosure.

During the fiscal year ended September 30, 2019, none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers either served as a member of our Compensation Committee or the Board.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

The Board believes that good corporate governance is important to ensure that National is managed for the long-term benefit of stockholders. The Board has adopted the National Holdings Corporation Code of Ethics and Business Conduct (the “Code of Conduct”), which applies to National’s directors, officers (including the chief executive officer, chief financial officer, controller and any person performing similar functions) and employees. We will provide a copy of the Code of Conduct, without charge, to any person who requests such copy by delivering written notice to our Corporate Secretary, John C. DeSena, at our address above.

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

Based solely on a review of copies of Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal years ended September 30, 2018 and 2019, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner other than:

●

Six Forms 4 for Michael A. Mullen related to the grant of RSUs in November 2018, the vesting of RSUs in December 2018, January 2019 and April 2019 and the withholding of RSUs in February 2019 and May 2019.

●	Six Forms 4 for Glenn C. Worman related to the grant of RSUs in November 2018, the vesting of RSUs in December 2018, April 2019 and July 2019 and the withholding of RSUs in May 2019 and August 2019.

●	Six Forms 4 for John C. DeSena related to the grant of RSUs in November 2018, the vesting of RSUs in December 2018, April 2019 and July 2019 and the withholding of RSUs in May 2019 and August 2019.

●	Two Forms 4 for each of Robert B. Fagenson and Daniel Hume related to the grant and vesting of RSUs in February 2019.

●	Two Forms 4 for Nassos Michas related to the grant of RSUs in February 2019 and the vesting of RSUs in June 2019.

●	Two Forms 4 for Daniel Asher related to the acquisition of the Company’s common stock in January 2019.

●	One Form 4 for Michael E. Singer related to the vesting and withholding of RSUs in February 2019.

●	One Form 4 for each of Barbara Creagh and Jeff Gary related to the grant of RSUs in February 2019.

●	One Form 3 for each of Barbara Creagh and Jeff Gary upon their appointment to the Board.

●	One Form 3 for John C. DeSena related to the grant of RSUs in July 2017 and April 2018.

Item 11 — Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is intended to assist our stockholders in understanding our executive compensation program by providing an overview of our executive compensation-related policies, practices and decisions for the fiscal year ended September 30, 2019. It also explains how we determined the material elements of compensation for our chief executive officer, our chief financial officer and our chief operating officer, whom we refer to as our “Named Executive Officers,” or “NEOs.” For the fiscal year ended September 30, 2019, our NEOs were:

●	Michael A. Mullen, our Chairman and Chief Executive Officer;

●	Glenn C. Worman, our President and Chief Financial Officer; and

●	John C. DeSena, our Chief Operating Officer and Corporate Secretary.

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

Elements of Compensation

Our compensation program includes a mix of value opportunities and performance considerations. Our executive compensation program for the fiscal year ended September 30, 2019 consisted of the following components:

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

We feel strongly that executive compensation and accountability be tied to the performance of our stakeholders. As such, we increased our profitability and market capitalization vesting targets for new grants this past fiscal year ended September 30, 2019. Specifically, we increased our profitability targets, which are measured in reference to adjusted EBITDA (“AEBITDA”), from $12,000,000, $18,000,000 and $30,000,000 to $14,400,000, $21,600,000 and $36,000,000, respectively. See “Non-GAAP Information” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for further information on our calculation of AEBITDA. Similarly, we increased our market capitalization targets from $90,000,000, $120,000,000 and $180,000,000 to $108,000,000, $144,000,000 and $216,000,000, respectively.

The Compensation Committee retains the discretion to reduce or eliminate the payment that otherwise might be payable to our executives based upon unforeseen events occurring during the year or its assessment of the Company’s or our executives’ performance in general.

Consideration of Prior Advisory Stockholder Vote on Executive Compensation

At the 2019 Annual Meeting of Stockholders, our stockholders voted to approve the compensation of the Company’s NEOs, as discussed and disclosed in the 2019 Proxy Statement. In considering the results of this advisory vote on executive compensation, the Compensation Committee concluded that the compensation paid to our NEOs and the Company’s executive pay practices enjoyed stockholder support.

In light of this support, the Compensation Committee decided to retain the core design of our executive compensation program, with an emphasis on short and long-term incentive compensation that rewards our executives when they and the Company perform well and, in turn, deliver value for our stockholders.

At the 2019 Annual Meeting of Stockholders, our stockholders expressed a preference that advisory votes on executive compensation be held every year. Consistent with this preference, the Board decided to implement an advisory vote on executive compensation every year until the next required vote on the frequency of stockholder votes on the compensation of executive officers, which will occur at our 2024 Annual Meeting of Stockholders.

Fiscal Year 2019 Executive Compensation

Base Salary

A competitive base salary is a necessary element to attract and retain an experienced and talented management team. As fixed cash compensation, a base salary provides financial stability and security for performing job responsibilities. The base salaries of our NEOs are set based on their respective responsibilities, performance and competitive market for similar executives. The Compensation Committee reviews the base salaries of our NEOs on an annual basis and makes adjustments as appropriate, subject to any terms of the NEOs’ employment agreements. The table below outlines the base salaries for our NEOs in the fiscal year ended September 30, 2019, pursuant to each NEOs’ respective employment agreement.

Named Executive Officer	Base Salary
Michael A. Mullen	$360,000
Glenn C. Worman	$300,000
John C. DeSena	$250,000

Cash Bonus

Mr. Mullen is eligible to earn an annual cash bonus, which may be conditioned upon the achievement of annual performance goals and objectives established by agreement between Mr. Mullen and the Compensation Committee. Mr. Mullen’s target annual bonus opportunity is equal to 100% of his base salary. Each of Mr. Worman and Mr. DeSena participates in a bonus pool for our senior executive officers and have cash bonus targets set by management and approved by the Compensation Committee.

After consideration of the Company’s performance and individual performance for Mr. Mullen, Mr. Worman and Mr. DeSena during fiscal year 2019, the Compensation Committee authorized bonuses for Mr. Mullen, Mr. Worman and Mr. DeSena in the amounts outlined in the below table. These bonuses were paid in January 2020.

Named Executive Officer	Cash Bonus Amount
Michael A. Mullen	$464,400
Glenn C. Worman	$322,500
John C. DeSena	$193,500

Long-Term Equity Incentive Awards

In November 2018, the Compensation Committee granted to each of Mr. Mullen, Mr. Worman and Mr. DeSena RSUs. The following table outlines the RSUs granted.

Named Executive Officer	Restricted Stock Units Granted
Michael A. Mullen	428,677
Glenn C. Worman	297,692
John C. DeSena	178,615

Each of these awards vest as follows:

●	50% vest in four equal annual installments beginning November 1, 2019;

●	25% vest upon the Company’s first achieving certain market capitalization milestones for 30 consecutive trading days; and

●	25% vest upon certification by the Compensation Committee that certain profitability targets have been satisfied.

For the profitability and market capitalization targets used during the fiscal year ended September 30, 2019, see page 8 in the “Elements of Compensation” section of this Annual Report on Form 10-K/A. Vesting of the performance-based portions of such RSUs require certification by the Compensation Committee that such performance goals have been met and shall occur on the date of certification.

For additional information regarding our NEOs’ equity awards, see the “Summary Compensation Table,” the “Grants of Plan-Based Awards Table” and the “Outstanding Equity Awards at 2019 Fiscal Year End” table.

Perquisites and Other Executive Benefits

We offer Mr. Mullen, Mr. Worman and Mr. DeSena an annual medical benefits allowance. See the “Summary Compensation Table” for additional information regarding other executive benefits.

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

By the Compensation Committee of the Board of Directors Nassos Michas, Chairman Daniel Hume Barbara Creagh Dated January 28, 2020

EXECUTIVE COMPENSATION

Fiscal 2019 Summary Compensation Table

The following table sets forth the cash and other compensation that we paid to our current NEOs or that was otherwise earned by our NEOs for their services in all capacities during fiscal 2017, 2018 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($) (2)		Total ($)
Michael A. Mullen	2019	$360,000	$464,400	$1,270,395	-	$694,538	(3)	$2,789,333
Chairman and Chief Executive	2018	$360,000	$360,000	$926,949	-	$1,211,926	(3)	$2,858,875
Officer	2017	$270,000	$360,000	$1,462,000	-	$2,449,081	(3)	$4,541,081
Glenn C. Worman	2019	$300,000	$322,500	$882,218	-	$25,166		$1,529,884
President and Chief Financial Officer	2018	$297,500	$200,000	$514,973	-	$24,327		$1,036,800
	2017	$290,000	$200,000	$319,000	-	$23,568		$832,568
John C. DeSena (4)	2019	$250,000	$193,500	$529,331	-	$11,690		$984,521
Chief Operating Officer	2018	$241,250	$150,000	$386,229	-	$2,554		$780,033

(1)

The amounts shown in this column represent the grant date fair value of RSUs, which was computed in accordance with FASB ASC Topic 718 without regard to estimated forfeitures related to service-based vesting conditions.  Refer to Note 14 in the Notes to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2019 for information regarding the assumptions used to value these awards.

(2)	The amounts included in this column for fiscal year 2019 are as follows:

Michael A. Mullen
Medical Benefits Allowance	$19,531
Auto Allowance	$9,000
Gym Membership	$2,520
Total	$31,051

Glenn C. Worman
Medical Benefits Allowance	$13,166
Auto Allowance	$12,000
Total	$25,166

John C. DeSena
Medical Benefits Allowance	$2,690
Auto Allowance	$9,000
Total	$11,690

(3)

The amounts shown include commissions of approximately $0.7 million, $1.2 million and $2.4 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively, earned pursuant to Mr. Mullen’s Independent Contractor Agreement, dated April 22, 2008, with National Securities Corporation whereby in exchange for establishing and maintaining a branch. Mr. Mullen receives 92% of gross income accrued at the branch, before expenses associated with the operation of such branch, including commissions owed to its registered representatives.

(4)	Mr. DeSena was appointed as Chief Operating Officer of our company on July 20, 2018 and prior to that was Head of Financial Planning & Analysis.

CEO Pay Ratio

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. As is permitted under the SEC rules, we used cash compensation paid in 2019 to determine our median employee definition and not total compensation as set forth in our Summary Compensation Table. We annualized pay for those who commenced employment during fiscal year 2019. Using the fiscal year end date of September 30, 2019, we calculated the median cash compensation of our employee population of 472. We then produced a sample of employees who were paid within a 5% range of that median cash compensation and selected an employee from within that group as our median employee. We then determined that this median employee's total compensation for fiscal year 2019 was $48,906. The Chief Executive Officer's total compensation for fiscal year 2019 was $2,789,333 as disclosed in the Summary Compensation Table. Therefore, our estimate of the ratio of Chief Executive Officer pay to median employee pay is 57:1. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the ratio reported above should not be used as a basis for comparison between companies.

Grants of Plan-Based Awards in Fiscal 2019

The following table summarizes grants made to the named executive officers in fiscal year 2019.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#) (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All other option awards: Number of securities underlying options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Michael A. Mullen	11/1/2018	-	214,338	214,339	-	-	1,270,395
Glenn C. Worman	11/1/2018	-	148,846	148,846	-	-	882,218
John C. DeSena	11/1/2018	-	89,307	89,308	-	-	529,331

(1)

Represents the number of RSUs granted in fiscal year 2019 that could be earned under performance-based vesting. See pertinent details regarding the RSUs in the section entitled “Long-Term Equity Incentive Awards” on page 10 of this Annual Report on Form 10-K/A.

(2)

Represents the number of RSUs granted in fiscal year 2019 that could be earned under time-based vesting. See the description of the RSUs in the section entitled “Long-Term Equity Incentive Awards” on page 10 of this Annual Report on Form 10-K/A.

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

On December 31, 2018, we entered into an amended and restated employment agreement with Mr. Mullen (the “Amended Mullen Agreement”). Under the terms of the Amended Mullen Agreement, Mr. Mullen earns a base salary of $360,000 per year and is eligible to earn an annual cash and restricted stock bonus at a target level determined by the Compensation Committee. Mr. Mullen’s target annual cash bonus for the fiscal year beginning October 1, 2019 is $360,000.

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

On December 31, 2018, we entered into a new employment agreement with Mr. Worman (the “2018 Worman Agreement”). Under the terms of the 2018 Worman Agreement, Mr. Worman earns a base salary of $300,000 per year and is eligible to earn an annual cash and restricted stock bonus at a target level determined by the Compensation Committee. Mr. Worman’s target annual cash bonus for the fiscal year beginning October 1, 2019 is $250,000.

John C. DeSena. On December 31, 2018, we entered into a new employment agreement with Mr. DeSena (the “2018 DeSena Agreement”). Under the terms of the 2018 DeSena Agreement, Mr. DeSena earns a base salary of $250,000 per year and is eligible to earn an annual cash and restricted stock bonus at a target level determined by the Chief Executive Officer. Mr. DeSena’s target annual cash bonus for the fiscal year beginning October 1, 2019 is $150,000.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each NEO as of September 30, 2019:

		Option Awards (1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares or Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Michael A.	1/3/2017	-	-	-	-	156,250	(2)	$428,125	260,417	(2)	$713,543
Mullen	4/10/2018	-	-	-	-	82,286	(2)	$225,464	123,428	(2)	$338,193
	11/1/2018	-	-	-	-	214,339	(2)	$587,289	214,338	(2)	$587,286
Glenn C.	5/7/2015	60,000	-	4.50	6/20/2023	-		-	-		-
Worman	5/7/2015	60,000	-	5.50	6/20/2023	-		-	-		-
	5/7/2015	60,000	-	6.00	6/20/2023	-		-	-		-
	7/19/2017	-	-	-	-	31,250	(2)	$85,625	52,083	(2)	$142,707
	4/10/2018	-	-	-	-	45,715	(2)	$125,259	68,571	(2)	$187,885
	11/1/2018	-	-	-	-	148,846	(2)	$407,838	148,846	(2)	$407,838
John C.	7/19/2017	-	-	-	-	18,750	(2)	$51,375	31,250	(2)	$85,625
DeSena	4/10/2018	-	-	-	-	34,286	(2)	$93,944	51,428	(2)	$140,913
	11/1/2018	-	-	-	-	89,308	(2)	$244,704	89,307	(2)	$244,701

(1)	Reflects the value calculated by multiplying the number of shares underlying the restricted stock units by $2.74, which was the closing price of our common stock on September 30, 2019.

(2)

The RSUs vest as follows: (1) 50% vest in equal annual installments over three or four years; (2) 25% vest based upon the Company’s first achieving certain market capitalization milestones for 30 consecutive trading days; and (3) 25% vest based upon the Compensation Committee’s certification that the Company first achieved certain AEBITDA milestones at the end of a fiscal year. The RSUs also vest in full upon a change in control of the Company.

The following table summarizes the option exercises and stock vested for each NEO during the fiscal year ended September 30, 2019:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Michael A. Mullen	-	-	119,268	334,570
Glenn C. Worman	-	-	38,482	110,108
John C. DeSena	-	-	26,518	76,042

(1)	Reflects the value calculated by multiplying the number of shares acquired on vesting by the closing price of our common stock on the day of the vesting.

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

The following table sets forth the estimated amount of the payments and benefits each that Mr. Mullen, Mr. Worman and Mr. DeSena would receive under the scenarios identified therein, in each case assuming a termination of employment and/or change in control on September 30, 2019. The payments and benefits described and quantified below are in addition to the compensation and benefits that would already be vested upon a termination of employment, including but not limited to accrued but unpaid salary, accrued but unpaid bonuses, and benefits accrued under the 401(k) plan.

Name	Benefit Type	Termination Other Than for Cause; Resignation For Good Reason (Prior to a Change in Control) ($)	Death or Disability ($)	Termination Other Than For Cause; Resignation For Good Reason (Following a Change in Control) ($)	Change in Control (Absent Termination) ($) (1)
Michael A. Mullen	Cash Severance (2)	$1,080,000	-	$1,080,000	-
	COBRA Reimbursement	$19,531	-	$19,531	-
	Value of Acceleration of Equity (3)	$2,879,899	$2,879,899	$2,879,899	$2,879,899
	Total	$3,979,430	$2,879,899	$3,979,430	$2,879,899
Glenn C. Worman	Cash Severance	$850,000	-	$850,000	-
	COBRA Reimbursement	$13,166	-	$13,166	-
	Value of Acceleration of Equity (4)	$1,357,152	$1,357,152	$1,357,152	$1,357,152
	Total	$2,220,318	$1,357,152	$2,220,318	$1,357,152
John C. DeSena	Cash Severance	$650,000	-	$650,000	-
	COBRA Reimbursement	$2,690	-	$2,690	-
	Value of Acceleration of Equity (5)	$861,261	$861,261	$861,261	$861,261
	Total	$1,513,951	$861,261	$1,513,951	$861,261

(1)

As provided under the terms of the stock awards, outstanding stock awards that are not fully vested shall become fully exercisable, non-forfeitable and transferable or earned and payable on a control change date or immediately before the date the awards will be terminated in connection with a change in control.

(2)	Consists of target bonus plus a multiple of salary.

(3)	Reflects the value calculated by multiplying 1,051,058 shares underlying the restricted stock units by $2.74 which was the closing price of our common stock on September 30, 2019.

(4)	Reflects the value calculated by multiplying 495,311 shares underlying the restricted stock units by $2.74 which was the closing price of our common stock on September 30, 2019.

(5)	Reflects the value calculated by multiplying 314,329 shares underlying the restricted stock units by $2.74 which was the closing price of our common stock on September 30, 2019.

DIRECTOR COMPENSATION

Cash Compensation. Our non-employee directors are to receive the following cash compensation: (i) $50,000 annual retainer; and (ii) $10,000 additional retainer for service as Chairman of the Board, Vice-Chairman of the Board, and Chairman of the Audit Committee. Each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of the Board and meetings of committees of the Board.

Equity Compensation. Our non-employee directors are to receive the following equity compensation under the 2013 Omnibus Incentive Plan.

●

Initial Stock Grant. Non-employee directors receive 50,000 RSUs upon initial election or appointment to the Board. The RSUs will vest in equal annual installments over three years, beginning on the first anniversary of the date of grant.

●

Annual Stock Grant. Non-employee directors receive an RSU award of $50,000 worth of restricted stock annually for service on the Board. The RSUs will vest in equal annual installments over three years, beginning on the first anniversary of the date of grant.

2019 Director Compensation

Our non-employee directors each received $50,000 in cash compensation for the fiscal year ended September 30, 2019. In addition, the Chairman of the Board, Vice-Chairman of the Board, and Chairman of the Audit Committee each received an additional $10,000 as compensation for their service during the same time period.

Director Compensation Table for 2019

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)	Total ($)
Michael A. Mullen (2)	-		-	-	-
Michael E. Singer	$12,500	(3)	-	-	$12,500
Barbara Creagh	$31,528		$161,500	-	$193,028
Jeff Gary	$52,833		$161,500	-	$214,333
Daniel Hume	$50,000		$50,000	-	$100,000
Nassos Michas	$50,000		$161,500	-	$211,500
Robert B. Fagenson	$60,000		$50,000	-	$110,000
Neil Herskowitz (4)	$21,333		-	-	$21,333
Eli Salig (4)	$17,778		-	-	$17,778

(1)	Grant date fair value of stock award.

(2)

Mr. Mullen did not receive any additional compensation in his capacity as a director. See “Executive Compensation” on page 12 of this Annual Report on Form 10-K/A for details on Mr. Mullen’s compensation for the fiscal year ended September 30, 2019.

(3)	Mr. Singer received compensation as an employee of the Company in the amount of $432,947 for the fiscal year ended September 30, 2019. This amount includes $20,447 in medical benefits allowance.

(4)	The Board vested in full the outstanding equity awards for Mr. Herskowitz and Mr. Salig upon their resignation from the Board in February 2019.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF OUR DIRECTORS, EXECUTIVE OFFICERS
AND 5% BENEFICIAL OWNERS

The following table shows information, as of January 17, 2020, concerning the beneficial ownership of our common stock by:

●	Each person we know to be the beneficial owner of more than 5% of our common stock;

●	Each of our current directors;

●	Each of our NEOs shown in our Summary Compensation Table; and

●	All current directors and executive as a group.

As of January 17, 2020, there were 13,278,835 shares of our common stock outstanding. In order to calculate a stockholder’s percentage of beneficial ownership, we include in the calculation those shares underlying options or warrants beneficially owned by that stockholder that are vested or that will vest within 60 days of January 17, 2020. Shares of restricted stock are deemed to be outstanding. Options or warrants held by other stockholders that are not attributed to the named beneficial owner are disregarded in this calculation.

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

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders
B. Riley Financial (1)	6,159,550	46.4%
Daniel Asher (2)	2,464,806	18.6%

Executive Officers, Directors and Nominees
Barbara Creagh (3)	16,667	*
Daniel Hume (4)	62,186	*
Glenn C. Worman (5)	247,175	1.9%
Jeff Gary (3)	16,667	*
John C. DeSena	42,567	*
Michael A. Mullen (6)	290,133	2.2%
Michael E. Singer (7)	44,623	*
Nassos Michas	16,667	*
Robert B. Fagenson (8)	557,045	4.2%
All current executive officers and directors (nine persons)	1,293,730	9.7%

* Less than 1%

(1)

Information is based on Schedule 13D filed jointly by B. Riley Financial, Inc., a Delaware corporation, and NHC Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of B. Riley Financial, Inc., on February 11, 2019. According to the Schedule 13D, the Reporting Persons own 6,159,550 shares, as a result of NHC Holdings, LLC purchasing 6,159,550 shares from Fortress and FBIO on November 16, 2018 and February 11, 2019 in two closings pursuant to a Stock Purchase Agreement (“SPA”) executed between the parties on November 14, 2018. The address of the principal business office of each of the foregoing is 21255 Burbank Boulevard, Suite 400, Woodland Hills, California 91367.

(2)

Information is based on Schedule 13G filed by Daniel Asher on February 12, 2019.  According to the Schedule 13G, the Reporting Person owns 2,464,806 shares. The address of the principal business office of each of the foregoing is 111 W. Jackson Blvd., 20th Floor, Chicago, IL 60604.

(3)	Consists of 16,667 shares of our common stock issuable upon the conversion of RSUs that will vest within 60 days of January 17, 2020.

(4)	Includes 33,691 shares of our common stock issuable upon the conversion of RSUs that will vest within 60 days of January 17, 2020.

(5)	Includes 180,000 vested stock options.

(6)	Includes 78,125 RSUs granted in January 2017. These RSUs vested in January 2020.

(7)	Includes 28,531 shares of our common stock issuable upon the conversion of RSUs that will vest within 60 days of January 17, 2020.

(8)

Grant date fair value of stock award. Consists of (i) 150,000 shares of our common stock issuable upon exercise of options, (ii) 5,001 shares of our common stock held in a Trust for the benefit of Toby Fagenson, of which Mr. Fagenson is the sole Trustee and has sole voting and investment power over such shares, (iii) 301,463 shares of our common stock held by Fagenson & Co., Inc., of which Mr. Fagenson is the President and majority shareholder, (iv) 33,495 shares of our common stock held directly by Mr. Fagenson, (v) 33,395 shares of our common stock held by National Securities Growth Partners LLC, of which Mr. Fagenson is the managing Member and has sole voting and investment power and (vi) 33,691 shares of our common stock issuable upon the conversion of RSUs that will vest within 60 days of January 17, 2020.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

BOARD INDEPENDENCE

The Board has affirmatively determined that four of our seven directors are independent directors. In making this determination, the Board found that none of the Company’s independent directors had a material or other disqualifying relationship with the Company. See further discussion above under “Item 10—Directors, Executive Officers and Corporate Governance—Corporate Governance.”

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review, Approval or Notification of Transactions with Related Persons

The Board reviews and votes on transactions, arrangements and relationships between us and any of our directors, director nominees, executive officers, beneficial owners of more than 5% of our common stock and their respective immediate family members where the amount involved in the transaction exceeds or is expected to exceed $120,000 in a fiscal year (such transaction, arrangement or relationship, the “Related Transaction”). The director who has a material interest in the related transaction must recuse himself from the vote of the Board of Directors vote on such matter. A majority vote of the remaining members of the Board is required for approval of the related transaction. Before such vote, the members of the Board who are independent of the related transaction review, among other things, the following factors:

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

Arrangements Regarding Michael A. Mullen

Mr. Mullen is a party to an Independent Contractor Agreement, dated April 22, 2008, with NSC whereby in exchange for establishing and maintaining a branch, Mr. Mullen receives 100% of income accrued at the branch, before expenses associated with the operation of such branch, including commissions owed to its registered representatives. During the fiscal year ended September 30, 2019, Mr. Mullen earned $663,487 in commissions, under this arrangement. Information regarding Mr. Mullen’s compensation by our company is set forth under “Executive Compensation” above.

Item 14 — Principal Accountant Fees and Services

Principal Accountant Fees and Services

EisnerAmper LLP, the independent registered public accounting firm that audited our financial statements for the fiscal year ended September 30, 2019, has served as our independent registered public accounting firm since July 17, 2019, and previously served as our independent registered public accounting firm from 2014 to May 31, 2018. BDO USA, LLP served as our independent registered public accounting firm from May 31, 2018 to July 17, 2019.

All proposed engagements of EisnerAmper LLP and BDO USA, LLP, whether for audit services, audit-related services, tax services, or permissible non-audit services, were pre-approved by our Audit Committee.

The following table summarizes the fees billed to us for each of the last two fiscal years.

Services Provided	Fiscal 2018 Fees to EisnerAmper LLP	Fiscal 2018 Fees to BDO USA, LLP	Fiscal 2019 Fees to EisnerAmper LLP	Fiscal 2019 Fees to BDO USA, LLP
Audit Fees	$315,000	$355,000	$403,000	$337,000
Audit-Related Fees	$7,000	$-	$27,000	$6,000
Tax Fees	$5,000	$100,000	$100,000	$-
Total Fees	$327,000	$455,000	$530,000	$343,000

Audit Fees

For the fiscal years ended September 30, 2019 and 2018, EisnerAmper LLP billed us an aggregate of $403,000 and $315,000, respectively, for professional services in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, the review of our financial statements included in our Quarterly Report on Form 10-Q for the third quarter of 2019 and the first and second quarter of 2018 and other services provided in connection with registration statements.

For the fiscal years ended September 30, 2019 and 2018, BDO USA, LLP billed us an aggregate of $337,000 and $355,000, respectively, for professional services in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, the review of our financial statements included in our Quarterly Report on Form 10-Q for the first and second quarter of 2019 and the third quarter of 2018 and other services provided in connection with registration statements.

Audit-Related Fees

For the fiscal years ended September 30, 2019 and 2018, EisnerAmper LLP billed us an aggregate of $27,000 and $7,000, respectively, for audit-related services reasonably related to the performance of the audit and reviews for those two fiscal years, in addition to the fees described above under the heading “Audit Fees.”

For the fiscal years ended September 30, 2019 and 2018, BDO USA, LLP billed us an aggregate of $6,000 and $0, respectively, for audit-related services reasonably related to the performance of the audit and reviews for those two fiscal years, in addition to the fees described above under the heading “Audit Fees.”

Tax Fees

For the fiscal years ended September 30, 2019 and 2018, EisnerAmper LLP billed us an aggregate of $100,000 and $5,000, respectively, for tax compliance, tax advice or tax planning. For the fiscal years ended September 30, 2019 and 2018, BDO USA, LLP billed us an aggregate of $0 and $100,000, respectively, for tax compliance, tax advice or tax planning.

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

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(3) Exhibits

The exhibits listed in the Exhibit Index in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2019 Form 10-K were filed or incorporated by reference as part of the 2019 Form 10-K and the exhibits listed in the Exhibit Index below are filed as part of this Amendment.

EXHIBIT INDEX

Exhibit Number	Description

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION

	By:	/s/ Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
Date: January 28, 2020		(Principal Executive Officer)

	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
Date: January 28, 2020		(Principal Financial Officer)