Form 10-Q
period 2019-12-31
NATIONAL HOLDINGS CORP
filed 2020-02-13
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-12629

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

As of January 31, 2020 there were 13,278,835 shares of the registrant’s common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019 (Unaudited)	September 30, 2019
ASSETS
Cash	$21,820,000	$30,443,000
Restricted cash	962,000	960,000
Cash deposits with clearing organizations	643,000	436,000
Securities owned, at fair value	10,912,000	12,481,000
Receivables from broker-dealers and clearing organizations	1,990,000	3,490,000
Forgivable loans receivable	2,911,000	1,834,000
Other receivables, net	7,881,000	5,672,000
Prepaid expenses	5,372,000	3,639,000
Fixed assets, net	5,026,000	5,067,000
Intangible assets, net	10,567,000	5,441,000
Goodwill	8,142,000	5,153,000
Deferred tax asset, net	3,305,000	4,560,000
Operating lease assets	15,231,000	—
Other assets	1,739,000	2,031,000
Total Assets	$96,501,000	$81,207,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, but not yet purchased, at fair value	$203,000	$—
Accrued commissions and payroll payable	12,579,000	18,590,000
Accounts payable and accrued expenses	7,516,000	8,643,000
Deferred clearing and marketing credits	314,000	367,000
Contingent consideration	6,346,000	1,620,000
Operating lease liabilities	17,332,000	—
Other	1,343,000	388,000
Total Liabilities	45,633,000	29,608,000

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at December 31, 2019 and September 30, 2019; 13,278,835 shares issued and outstanding at December 31, 2019 and 13,158,441 shares issued and outstanding at September 30, 2019	265,000	263,000
Additional paid-in-capital	91,120,000	90,354,000
Accumulated deficit	(42,372,000)	(40,779,000)
Total National Holdings Corporation Stockholders’ Equity	49,013,000	49,838,000
Non-controlling interest	1,855,000	1,761,000
Total Stockholders’ Equity	50,868,000	51,599,000

Total Liabilities and Stockholders’ Equity	$96,501,000	$81,207,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended December 31,
	2019	2018
Revenues
Commissions	$23,167,000	$21,012,000
Net dealer inventory gains (losses)	1,192,000	(503,000)
Investment banking	15,227,000	27,071,000
Investment advisory	7,389,000	5,858,000
Interest and dividends	1,394,000	1,584,000
Transaction fees and clearing services	1,775,000	2,149,000
Tax preparation and accounting	931,000	774,000
Other	116,000	162,000
Total Revenues	51,191,000	58,107,000

Operating Expenses
Commissions, compensation and fees	45,299,000	49,410,000
Clearing fees	324,000	759,000
Communications	674,000	822,000
Occupancy	1,168,000	925,000
License and registration	1,024,000	579,000
Professional fees	2,194,000	1,985,000
Interest	14,000	8,000
Depreciation and amortization	530,000	398,000
Other administrative expenses	2,304,000	1,904,000
Total Operating Expenses	53,531,000	56,790,000
Income (Loss) before Other Income (Expense) and Income Taxes	(2,340,000)	1,317,000

Other Income (Expense)
Other income (expense)	116,000	6,000
Total Other Income	116,000	6,000
Income (Loss) before Income Taxes	(2,224,000)	1,323,000

Income tax expense (benefit)	(725,000)	367,000
Net Income (Loss)	(1,499,000)	956,000

Net income attributable to non-controlling interest	(94,000)	—
Net income (loss) attributable to National Holdings Corporation common shareholders	$(1,593,000)	$956,000

Net income (loss) per share attributable to National Holdings Corporation common shareholders - Basic	$(0.12)	$0.08
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Diluted	$(0.12)	$0.08

Weighted average number of shares outstanding - Basic	13,169,025	12,545,286
Weighted average number of shares outstanding - Diluted	13,169,025	12,716,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	$
Balance, September 30, 2019	13,158,441	$263,000	$90,354,000	$(40,779,000)	$1,761,000	$51,599,000
Stock-based compensation for restricted stock units	—	—	907,000	—	—	907,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 52,291 shares valued at $139,000 tendered for tax withholding	120,394	2,000	(141,000)	—	—	(139,000)
Net income (loss)	—	—	—	(1,593,000)	94,000	(1,499,000)
Balance, December 31, 2019	13,278,835	265,000	91,120,000	(42,372,000)	$1,855,000	$50,868,000

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	$
Balance, September 30, 2018	12,541,890	$250,000	$86,510,000	$(39,825,000)	$—	$46,935,000
Cumulative effect of adoption of ASC 606				(135,000)		(135,000)
Balance, Balance, October 1, 2018	12,541,890	250,000	86,510,000	(39,960,000)	—	46,800,000
Stock-based compensation for restricted stock units	—	—	1,322,000	—	—	1,322,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 31,762 shares valued at $101,000 tendered for tax withholding	68,655	2,000	(103,000)	—	—	(101,000)
Net income	—	—	—	956,000	—	956,000
Balance, December 31, 2018	12,610,545	$252,000	$87,729,000	$(39,004,000)	$—	$48,977,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Month Period Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,499,000)	$956,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	530,000	398,000
Amortization of forgivable loans	163,000	171,000
Stock-based compensation	907,000	1,322,000
Provision (recovery) for doubtful accounts	171,000	(136,000)
Amortization of deferred clearing and marketing credit	(53,000)	(52,000)
Increase in fair value of contingent consideration	19,000	6,000
Deferred tax expense	59,000	87,000
Amortization of operating lease assets	700,000	—
Changes in assets and liabilities, net of business acquisitions
Securities owned, at fair value	2,680,000	578,000
Receivables from broker-dealers and clearing organizations	1,549,000	1,216,000
Forgivable loans receivable	(1,393,000)	(135,000)
Other receivables, net	(1,223,000)	(1,221,000)
Prepaid expenses	(1,301,000)	(436,000)
Other assets	(201,000)	(15,000)
Accrued commissions and payroll payable, accounts payable and accrued expenses and other liabilities	(7,434,000)	393,000
Net cash provided (used in) by operating activities	(6,326,000)	3,132,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash received (Note 7)	(1,805,000)	—
Purchase of fixed assets	(91,000)	(109,000)
Collection on notes receivable	18,000	27,000
Net cash used in investing activities	(1,878,000)	(82,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for tax withholding	(139,000)	(101,000)
Principal payments under finance lease obligations	(58,000)	(55,000)
Principal payments under finance obligations	(108,000)	—
Contingent consideration payments	(112,000)	—
Net cash used in financing activities	(417,000)	(156,000)

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(8,621,000)	2,894,000

CASH AND RESTRICTED CASH BALANCE
Beginning of the period	31,403,000	29,273,000
End of the period	$22,782,000	$32,167,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	For The Three Month Period Ended December 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$14,000	$8,000
Income taxes	$88,000	$112,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$30,000	$42,000
Finance obligation	$—	$308,000
Businesses acquired (See Note 7)
Assets acquired including goodwill	$9,108,000	$—
Contingent consideration payable	(4,819,000)	—
Additional consideration payable (net operating capital)	(873,000)	—
Escrow deposit	(500,000)	—
Cash received	(1,111,000)	—
Cash paid, net of cash received	$1,805,000	$—

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of December 31, 2019 and for the three months ended December 31, 2019 and 2018 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for additional disclosures and accounting policies.

Certain items in the condensed consolidated statement of operations for the fiscal 2019 period have been reclassified to conform to the presentation in the fiscal 2020 period. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Non-controlling Interest

NAM has a majority voting interest in Innovation X Management, LLC (“Innovation X”), which together serve as the investment manager of an investment fund (See Note 19). Because NAM has the majority voting interest in Innovation X, the results of operations of Innovation X are included in the Company's consolidated financial statements, and the amount attributable to the other investor is recorded as a non-controlling interest. During the three months ended December 31, 2019, Innovation X recognized $165,000 of unrealized gain from securities previously received from the investment fund and held at December 31, 2019 of which $94,000 was attributable to the non-controlling interest.

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

Our wholly-owned subsidiary, National Tax and Financial Services, Inc. (“National Tax”), provides tax preparation and accounting services to individuals and small to midsize companies.

Our wholly-owned subsidiary, GC Capital Corporation (“GC”), provides licensed mortgage brokerage services in New York and Florida.

On December 31, 2019, the Company completed its acquisition of all of the outstanding equity interests of Winslow Evans & Crocker, Inc., a Massachusetts corporation (“WEC”), Winslow, Evans & Crocker Insurance Agency, Inc., a Massachusetts corporation (“WIA”), and Winslow Financial, Inc., a Massachusetts corporation (“WF”). See Note 7 for additional information.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At December 31, 2019 and September 30, 2019, the receivables of $1,990,000 and $3,490,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s investment advisory business.

Other receivables at December 31, 2019 and September 30, 2019 consist of the following:

	December 31,	September 30,
	2019	2019
Trailing fees	$1,433,000	$947,000
Accounts receivable for tax and accounting services	647,000	686,000
Allowance for doubtful accounts - tax and accounting services	(317,000)	(282,000)
Advances to registered representatives	1,447,000	1,383,000
Investment banking receivable	309,000	411,000
Advisory fees	709,000	483,000
Notes receivable	631,000	665,000
Other	3,022,000	1,379,000
Total other receivables, net	$7,881,000	$5,672,000

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2029. Forgiveness of loans amounted to $163,000 and $171,000 for the three months ended December 31, 2019 and 2018, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of December 31, 2019 and September 30, 2019, no allowance for doubtful accounts was required.

Forgivable loan activity for the three months ended December 31, 2019 is as follows:

Balance, September 30, 2019	$1,834,000
Additions	1,393,000
Acquired through the Winslow acquisition (see Note 7)	91,000
Amortization	(163,000)
Reclassification to other receivables	(244,000)
Balance, December 31, 2019	$2,911,000

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

The following tables present the carrying values and estimated fair values at December 31, 2019 and September 30, 2019 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	December 31, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$21,820,000	$21,820,000	$—	$21,820,000
Cash deposits with clearing organizations	643,000	643,000	—	643,000
Receivables from broker-dealers and clearing organizations	1,990,000	—	1,990,000	1,990,000
Forgivable loans receivable	2,911,000	—	2,911,000	2,911,000
Other receivables, net	7,881,000	—	7,881,000	7,881,000
	$35,245,000	$22,463,000	$12,782,000	$35,245,000

Liabilities
Accrued commissions and payroll payable	$12,579,000	$—	$12,579,000	$12,579,000
Accounts payable and accrued expenses	7,516,000	—	7,516,000	7,516,000
	$20,095,000	$—	$20,095,000	$20,095,000

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$30,443,000	$30,443,000	$—	$30,443,000
Cash deposits with clearing organizations	436,000	436,000	—	436,000
Receivables from broker-dealers and clearing organizations	3,490,000	—	3,490,000	3,490,000
Forgivable loans receivable	1,834,000	—	1,834,000	1,834,000
Other receivables, net	5,672,000	—	5,672,000	5,672,000
	$41,875,000	$30,879,000	$10,996,000	$41,875,000

Liabilities
Accrued commissions and payroll payable	$18,590,000	$—	$18,590,000	$18,590,000
Accounts payable and accrued expenses	8,643,000	—	8,643,000	8,643,000
	$27,233,000	$—	$27,233,000	$27,233,000

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and September 30, 2019:

	December 31, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$4,063,000	$4,063,000	$—	$—	$4,063,000
Municipal bonds	231,000	231,000	—	—	231,000
Restricted stock	731,000	—	731,000	—	731,000
Corporate bonds	103,000		103,000	—	103,000
Warrants	5,784,000	—	1,404,000	4,380,000	5,784,000
	$10,912,000	$4,294,000	$2,238,000	$4,380,000	$10,912,000

Liabilities
Contingent consideration	$6,346,000	$—	$—	$6,346,000	$6,346,000
Securities sold, but not yet purchased
U.S. treasury notes	203,000	203,000	—	—	203,000
	$6,549,000	$203,000	$—	$6,346,000	$6,549,000

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$6,282,000	$6,282,000	$—	$—	$6,282,000
Municipal bonds	20,000	20,000	—	—	20,000
Restricted stock	725,000	—	725,000	—	725,000
Warrants	5,454,000	—	1,529,000	3,925,000	5,454,000
	$12,481,000	$6,302,000	$2,254,000	$3,925,000	$12,481,000

Liabilities
Contingent consideration	$1,620,000	$—	$—	$1,620,000	$1,620,000
	$1,620,000	$—	$—	$1,620,000	$1,620,000

Changes in Level 3 assets measured at fair value on a recurring basis for the three months ended December 31, 2019:

	Beginning Balance as of September 30, 2019	Net realized Gain or (losses)	Net Change in Unrealized Appreciation (Depreciation)	Purchases	Sales	Transfer Into Level 3 (a)	Transfer Out of Level 3	Ending Balance as of December 31, 2019
Assets
Warrants	$3,925,000	$—	$383,000	$—	$—	$72,000	$—	$4,380,000
(a) The Company received warrants as part of investment banking transactions.

See changes in Level 3 liabilities (contingent consideration) measured at fair value on a recurring basis for the three months ended December 31, 2019 in Note 7.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets measured at fair value on a recurring basis with a significant Level 3 balance.

Financial Instruments Owned	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Input/Range
Warrants	$4,380,000	Market Approach	Discount for lack of marketability Volatility	15% - 42% 41% - 115%

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. The unrealized (gain) loss for the change in fair value of such positions for the three months ended December 31, 2019 and 2018 amounted to approximately $(143,000) and $1,020,000, respectively, which is included in net dealer inventory gains (losses).

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

Debt securities are valued based on recently executed transactions.

NOTE 6. FIXED ASSETS

Fixed assets as of December 31, 2019 and September 30, 2019 consist of the following:

	December 31, 2019	September 30, 2019	Estimated Useful Lives
Equipment and software	$1,911,000	$1,835,000	3 - 7
Furniture and fixtures	795,000	761,000	5
Leasehold improvements	3,753,000	3,662,000	Lesser of useful life or term of lease
Finance leases (primarily composed of computer equipment)	907,000	907,000	3 - 7
	7,366,000	7,165,000
Less accumulated depreciation and amortization	(2,340,000)	(2,098,000)
Fixed assets, net	$5,026,000	$5,067,000

Depreciation expense associated with fixed assets for the three months ended December 31, 2019 and 2018 was $242,000 and $170,000, respectively.

NOTE 7. BUSINESS COMBINATION AND CONTINGENT CONSIDERATION

Tax & Accounting Acquisition

In December 2019, National Tax acquired certain assets of one tax preparation and accounting business that per accounting guidance was deemed to be a business combination. The consideration for the transaction consisted of a cash payment at closing totaling $216,000, and contingent consideration payable in cash having a fair value of $798,000, for which a liability (included in contingent consideration) was recognized based on the estimated acquisition date fair value of the potential earn-outs. The earn-outs are based on revenue, as defined in the acquisition agreements, during various periods following the closing. The fair value of the acquired assets totaling $1,014,000 was allocated to customer relationships, which is being amortized over seven years.

The contingent consideration liability recognized in the above acquisition was valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liabilities will be revalued at each balance sheet date with changes therein recorded in earnings. Results of operations of the acquired business is included in the accompanying condensed consolidated statements of operations from the date of acquisition and was not material. In addition, based on materiality, pro forma results are not presented.

Winslow Acquisition

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

On December 31, 2019, the Company completed the acquisition of all of the outstanding equity interests of the Winslow Targets.

Under the terms of the Winslow Agreement, at the closing of the Winslow Acquisition, the Company acquired the Purchased Shares for an aggregate purchase price of approximately $3.2 million paid at closing in cash, subject to certain adjustments, plus additional consideration to be based on (i) the amount of net operating capital of WEC and WF as of the closing, payable in three annual installments and not to exceed $1.0 million in the aggregate, (ii) the aggregate pre-tax net income (loss) of the Winslow Targets through September 22, 2022, provided that such additional consideration shall not be less than $1.5 million and shall not exceed $3.0 million in the aggregate, and (iii) a portion of the synergies achieved through September 20, 2022. At the signing of the Winslow Agreement, the Company deposited $500,000 into escrow, which was applied to the amount payable at closing.

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

The acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of the Winslow Targets were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. A deferred tax liability has been recorded for the excess of financial statement basis over tax basis of the acquired assets and assumed liabilities with a corresponding increase to goodwill. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. Goodwill, which is non-deductible for income tax purposes, is part of the brokerage and advisory services segment.

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the most recent information available. The Company believes that the information provides a reasonable basis for assigning the fair values of assets acquired and liabilities assumed. Thus, the provisional measurements of fair value set forth below are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. In addition, based on materiality, pro forma results are not presented.

The table below summarizes the Winslow assets acquired and liabilities assumed as of December 31, 2019.

Estimated Fair Value
Assets

Cash	$1,111,000
Cash deposits with clearing organizations	207,000
Securities owned at fair value	1,111,000
Receivables from broker dealers and clearing organizations	49,000
Forgivable loans receivable	91,000
Other receivables, net	113,000
Prepaid expenses	432,000
Fixed assets, net	80,000
Intangible assets, net	4,400,000
Operating lease assets	1,206,000
Other assets	12,000
Total assets acquired	8,812,000

Liabilities
Securities sold, not yet purchased at fair value	203,000
Accrued commissions and payroll payable	390,000
Accounts payable and accrued expenses	188,000
Operating lease liabilities	1,514,000
Deferred tax liability	1,196,000
Other	216,000
Total liabilities assumed	3,707,000
Net identifiable assets acquired	$5,105,000
Goodwill	2,989,000
Total Purchase price	$8,094,000

The intangible assets as of the closing date of the acquisition included:	Amount

Customer relationships	4,100,000
Brand name	300,000
$4,400,000

Indications of fair value of the intangible assets acquired in connection with the acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships are being amortized on an accelerated basis over an estimated useful life of twelve years and the brand name is being amortized on a straight-line basis over five years.

Initial purchase price	$3,200,000
Additional consideration payable (net operating capital)	873,000
Earnout (contingent consideration)	4,021,000
Total purchase price	$8,094,000

Contingent Consideration

Set forth below are changes in the carrying value of the contingent consideration for the three months ended December 31, 2019 related to acquisitions:

Fair value of contingent consideration at September 30, 2019	$1,620,000
Fair value of contingent consideration in connection with the Tax & Accounting acquisition	798,000
Fair value of contingent consideration in connection with the Winslow acquisition	4,021,000
Payments	(112,000)
Change in fair value	19,000
Fair value of contingent consideration at December 31, 2019	$6,346,000

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at December 31, 2019 and September 30, 2019:

	December 31, 2019
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$14,440,000	$4,898,000	$9,542,000	3-12
Brand name	1,010,000	—	1,010,000	3-5
Software license	45,000	30,000	15,000	3
Total	$15,495,000	$4,928,000	$10,567,000

	September 30, 2019
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$9,326,000	$4,614,000	$4,712,000	3-10
Brand name	710,000	—	710,000	Indefinite
Software license	45,000	26,000	19,000	3
Total	$10,081,000	$4,640,000	$5,441,000

Amortization expense associated with intangible assets for the three months ended December 31, 2019 and 2018 was $288,000 and $228,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal year ending September 30,
Nine months ending September 30, 2020	$1,474,000
2021	1,875,000
2022	1,818,000
2023	1,327,000
2024	915,000
Thereafter	3,158,000
Total	$10,567,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2019 and September 30, 2019 consist of the following:

	December 31, 2019	September 30, 2019
Legal	$321,000	$900,000
Audit	177,000	239,000
Telecommunications	128,000	125,000
Data services	1,073,000	296,000
Regulatory	270,000	292,000
Settlements	1,515,000	1,817,000
Deferred rent	—	772,000
Other	4,032,000	4,202,000
Total	$7,516,000	$8,643,000

At December 31, 2019, other primarily consists of $252,000 for investment banking deal expense accruals, $1,331,000 for soft dollar accruals, $486,000 for finance obligation of the implementation costs of the general ledger system, $55,000 for tax return preparation fees and $329,000 for rent. At September 30, 2019, other primarily consists of $319,000 for investment banking deal expense accruals, $1,188,000 for soft dollar accruals, $119,000 for tax return preparation fees, $595,000 for finance obligation of the annual subscription fee and implementation costs of the new general ledger system, $380,000 for fixed assets acquired but not paid, $396,000 for rent and $228,000 for clearing fees.

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

	Three Month Period Ended December 31,
	2019	2018
Basic weighted-average shares	13,169,025	12,545,286
Effect of dilutive securities:
Unvested restricted stock units	—	170,909
Diluted weighted-average shares	13,169,025	12,716,195

The following potential common share equivalents are not included in the above diluted computation because to do so would be anti-dilutive:

	Three Month Period Ended December 31,
	2019	2018
Options	604,200	610,200
Warrants	5,398,907	12,436,427
Unvested restricted stock units	3,840,263	—
	9,843,370	13,046,627

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

NOTE 12. NEW ACCOUNTING GUIDANCE

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires the lessee to recognize the right to use lease assets and lease liabilities that arise from leases, and present them in its statement of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP requirements, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, have not significantly changed from previous US GAAP requirements. The Company adopted the provisions of Topic 842 on October 1, 2019, using the modified retrospective approach and the option presented under ASU 2018-11 to transition only active leases as of October 1, 2019. All comparative periods prior to October 1, 2019 are not adjusted and continue to be reported in accordance with Topic 840.

The Company elected to utilize the package of practical expedients permitted within the new standard, which among other things, allowed the Company to carryforward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the Company’s consolidated statements of financial condition which resulted in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

Adoption of the new standard resulted in the recording of right-of-use assets and corresponding lease liabilities of $14,720,000 and $16,309,000, respectively, as of October 1, 2019. The difference between the right-of-use assets and the lease liabilities was recorded to eliminate existing deferred rent balances and remaining balances of lease incentives recorded under Topic 840. The adoption of the new standard did not materially impact the Company's consolidated statements of operations and had no impact on the Company's consolidated statements of cash flows. The Company's current lease arrangements expire through 2032. See Note 21 for further information.

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

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes". The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company's fiscal year beginning October 1, 2021, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The company is currently assessing the impact that the adoption of ASU 2019-12 will have on its financial statements.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

On July 3, 2019, a lawsuit was filed against National Securities Corporation, National Asset Management, Inc., the Company, the Company’s current board members and certain former board members, certain officers of the Company, John Does 1–10, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York, captioned Kay Johnson v. National Securities Corporation, et al., Case No. 1:19-cv-06197-LTS. The complaint presents three purported derivative causes of action on behalf of the Company, and five causes of action by the plaintiff directly. As part of the derivative claims, the complaint generally alleges that certain of the individual defendants failed to establish and maintain adequate internal controls to ensure that the Board acted in accordance with its fiduciary duties to prevent and uncover alleged legal and regulatory misconduct and wrongdoing on the part of a National officer. As part of its claims brought directly by the plaintiff, the complaint generally alleges that certain individual and corporate defendants wrongfully terminated the employment of the plaintiff in violation of the Dodd-Frank Act and applicable common law, or conspired to do so. The complaint further alleges that certain corporate defendants violated the Equal Pay Act with regards to the plaintiff’s compensation. The complaint seeks monetary damages in favor of the Company, an order directing the Company’s board members to take actions to enhance the Company’s governance, compensatory and punitive damages in favor of the plaintiff, and attorneys’ fees and costs. On February 2, 2020, the plaintiff filed an amended complaint presenting additional causes of action. The Company has notified its insurer of the lawsuit and believes it has valid defenses to the asserted claims of the complaint.

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At December 31, 2019 and September 30, 2019, the Company accrued approximately $1,515,000 and $1,817,000, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended December 31, 2019 and 2018, were $388,000 and $523,000, respectively. These amounts are included in other administrative expenses in the condensed consolidated statements of operations. The Company has included in professional fees, litigation and arbitration related expenses of $441,000 and $471,000 for the three months ended December 31, 2019 and 2018, respectively.

Other Commitments

As of December 31, 2019, the Company and its subsidiaries had one outstanding letter of credit, which has been issued in the maximum amount of $962,000 as security for a property lease, and which is collateralized by the restricted cash as reflected in the condensed consolidated statements of financial condition.

NOTE 14. NET CAPITAL REQUIREMENTS

NSC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At December 31, 2019, NSC had net capital of $2,939,406 which was $1,939,406 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCKHOLDERS' EQUITY

Stock Options

Information with respect to stock option activity during the three months ended December 31, 2019 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	604,200	$6.19	$1.58	2.29	$—
Forfeited	—	$—	$—		$—
Outstanding at December 31, 2019	604,200	$6.19	$1.58	2.03	$—
Vested and exercisable at December 31, 2019	604,200	$6.19	$1.58	2.03	$—

All compensation expense associated with the grants of stock options was recognized in prior years.

Warrants

The following table summarizes information about warrant activity during the three months ended December 31, 2019:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2019	5,398,907	$3.25	2.30
Forfeited	—	$—
Outstanding and exercisable at December 31, 2019	5,398,907	$3.25	2.05

Restricted Stock Units and Awards

A summary of the Company's non-vested restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) for the three months ended December 31, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units and awards at September 30, 2019	3,318,640	$10,006,000
Granted	702,000	1,839,000
Vested	(172,685)	(561,000)
Forfeited	(7,692)	(23,000)
Non-vested restricted stock units and awards at December 31, 2019	3,840,263	$11,261,000

In December 2019, the Company granted 702,000 RSUs to certain employees of the Company. RSUs vest based on certain performance conditions. The fair value of the RSU awards issued in December 2019 was $1,839,000.

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

For the three months ended December 31, 2019, the Company recognized compensation expense of $907,000 related to RSUs and RSAs. For the three months ended December 31, 2018, the Company recognized compensation expense of $1,322,000 related to RSUs and RSAs. At December 31, 2019, unrecognized compensation with respect to RSUs and RSAs amounted to $6,128,000, assuming all performance-based compensation will vest.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes for the three month period ended December 31, 2019 and 2018 are based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate for the three month period ended December 31, 2019 differs from the federal statutory income tax rate principally due to non-deductible expenses, state and local income taxes and income allocated to the non-controlling interest for which no tax expense was provided.

At December 31, 2019, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

NOTE 17. SEGMENT INFORMATION

The Company has two reportable segments. The brokerage and advisory services segment includes broker-dealer and investment advisory services, the sale of insurance products and licensed mortgage brokerage services provided by NSC, NAM, National Insurance, Prime Financial, Winslow and GC. The tax and accounting services segment includes tax preparation and accounting services provided by National Tax.

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three months ended December 31, 2019 and 2018 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended December 31,
2019
Revenues	$50,259,000	$931,000	$1,000		$51,191,000
Pre-tax income (loss)	473,000	(1,106,000)	(1,591,000)	(a)	(2,224,000)
Assets	74,107,000	3,305,000	19,089,000	(b)	96,501,000
Depreciation and amortization	253,000	132,000	145,000		530,000
Interest	14,000	—	—		14,000
Capital expenditures	21,000	—	100,000		121,000
2018
Revenues	$57,333,000	$774,000	$—		$58,107,000
Pre-tax income (loss)	3,207,000	(503,000)	(1,381,000)	(a)	1,323,000
Assets	55,608,000	3,313,000	12,347,000	(b)	71,268,000
Depreciation and amortization	193,000	71,000	134,000		398,000
Interest	8,000	—	—		8,000
Capital expenditures	11,000	27,000	113,000		151,000

(a)	Consists of professional fees, depreciation expense and other expenses not allocated to reportable segments by management.

(b)	Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.

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

Placement agent fees attributable to such arrangements for the three months ended December 31, 2019 and 2018 were $8,409,000 and $18,979,000, respectively, and are included in investment banking in the condensed consolidated statements of operations.

NOTE 20. REVENUES FROM CONTRACTS AND SIGNIFICANT CUSTOMERS

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

Disaggregation of Revenue

The following presents the Company’s revenues from contracts with customers disaggregated by major business activity and segment for the three months ended December 31, 2019 and 2018:

For the Three Months Ended December 31, 2019	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$24,942,000	$—	$—	$24,942,000
Investment banking	15,227,000	—	—	15,227,000
Investment advisory	7,389,000	—	—	7,389,000
Tax preparation and accounting	—	931,000	—	931,000
Sub-total revenue from contracts with customers	47,558,000	931,000	—	48,489,000
Other revenue	2,701,000	—	1,000	2,702,000
Total revenue	$50,259,000	$931,000	$1,000	$51,191,000

For the Three Months Ended December 31, 2018	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$23,161,000	$—	$—	$23,161,000
Investment banking	27,071,000	—	—	27,071,000
Investment advisory	5,858,000	—	—	5,858,000
Tax preparation and accounting	—	774,000	—	774,000
Sub-total revenue from contracts with customers	56,090,000	774,000	—	56,864,000
Other revenue	1,243,000	—	—	1,243,000
Total revenue	$57,333,000	$774,000	$—	$58,107,000

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2019.

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

NOTE 21. LEASES

The Company’s lease agreements primarily cover office space in various states expiring at various dates. The Company’s leases are predominantly operating leases, which are included in operating lease assets and operating lease liabilities on the Company’s condensed consolidated statements of financial condition. The Company’ current lease arrangement expire from 2020 through 2032, some of which include options to extend or terminate the lease. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances.

The Company’s lease population does not include any residual value guarantees, and therefore none were considered in the calculation of the lease balances. The Company has leases with variable payments, most commonly in the form of common area maintenance charges which are based on actual costs incurred. These variable payments were excluded from the right-of-use asset and lease liability balances since they are not fixed or in-substance fixed payments. The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient to account for lease and non-lease components as a single lease component.

For leases with terms greater than 12 months, right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its incremental borrowing rate. The Company's lease agreements generally do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates the Company’s incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in determining the present value of future payments. Lease expense for net present value of payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the condensed consolidated statements of financial condition. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

In October 2018, the Company entered into an agreement to lease equipment under a finance lease for 24 months. The equipment under the lease is collateral for the lease obligation and is included within fixed assets in the condensed consolidated statements of financial condition. The leased equipment is amortized on a straight line basis over 7 years. The interest rate related to the lease obligation is 5.6 percent and the maturity date is September 2020. The finance lease obligation is included within other liabilities in the condensed consolidated statements of financial condition.

The components of lease expense were as follows:

For the Three Months Ended December 31, 2019
Operating lease cost:	$1,102,000

Finance lease cost:
Amortization of finance lease assets	$19,000
Interest on finance lease liabilities	4,000
Total finance lease cost	$23,000

The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the condensed consolidated statements of financial condition as of December 31, 2019:

Fiscal Year Ending September 30,	Operating Leases	Finance Lease
Nine months ending September 30, 2020	$3,230,000	$235,000
2021	4,095,000	—
2022	2,487,000	—
2023	2,333,000	—
2024	2,138,000	—
Thereafter	7,471,000	—
Total minimum lease payments	21,754,000	$235,000
Less: Amounts representing interest not yet incurred	4,422,000	6,000
Present value of lease obligations	$17,332,000	$229,000

As of December 31, 2019, the Company has an additional operating lease, primarily for additional office space in New Windsor, New York, that has not yet commenced.

The following table presents the balances for operating and finance right-of-use assets and lease liabilities:

Leases	Classification	December 31, 2019

Assets
Operating lease assets	Operating lease assets	$15,231,000
Finance lease assets	Fixed assets	509,000
Total lease assets		$15,740,000

Liabilities
Operating lease liabilities	Operating lease liabilities	$17,332,000
Finance lease liabilities	Other liabilities	229,000
Total lease liabilities		$17,561,000

The table below presents additional information related to our leases as of December 31, 2019:

For the Three Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4,000
Operating cash flows from operating leases	$709,000
Financing cash flows from finance leases	$58,000

Weighted Average Remaining Lease Term:
Operating Leases	7.35 years

Weighted Average Discount Rate:
Operating Leases	5.50%

NOTE 22. SUBSEQUENT EVENT

United Advisors Acquisition

On February 7, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with United Atlantic Capital, LLC, a New Jersey limited liability company (“UAC”), Mark H. Penske (“MHP”) and Darin Pope (“DP” and together with UAC and MHP, the “Selling Parties”) to acquire all of the outstanding equity interests (collectively, the “Purchased Shares”) of Financial Services International Corporation, a Washington corporation (“FSIC”), United Advisor Services, LLC, a New Jersey limited liability company (“UAS”), and United Advisors, LLC, a New Jersey limited liability company (“UA” and collectively with FSIC and UAS, the “Group Companies”). The transactions contemplated by the Purchase Agreement are collectively referred to as the “Transactions.”

UA is a New York-based, advisor and wealth management firm. US is an SEC Registered Investment Advisor and FSIC is a FINRA registered broker-dealer. More than 25 financial professionals are part of the United Advisors team.

At the closing of the Transactions (the “Closing”), the Company will acquire the Purchased Shares for an aggregate purchase price of approximately $3.0 million paid at Closing in cash, subject to certain adjustments, plus additional consideration of approximately $7.4 million paid in twelve equal quarterly installment payments in cash (the “Additional Cash Purchase Price”), subject to certain adjustments.

The Additional Cash Purchase Price shall be recalculated following the completion of six full calendar months following the Closing (the “First Six Months”) under the following circumstances: (i) if a registered representative of one of the Group Companies resigns voluntarily, or is fired for cause because of a regulatory issue that arose prior to the Closing while supervised by UAC or any of the Group Companies, the Aggregate Cash Purchase Price shall be reduced downward by a weighted percentage representing such registered representative’s contribution to the gross margin of the Group Companies at closing, and (ii) if certain retention payments are agreed to be made then the Aggregate Cash Purchase Price shall be reduced by the amount of such retention payment (the aggregate adjustment pursuant to the foregoing being referred to as the “Gross Margin Adjustment”). If any registered representative retires and his or her book of business is retained by the Company, then no adjustment to the Aggregate Cash Purchase Price shall be made. The Gross Margin Adjustment shall be deducted in equal installments from each of the remaining quarterly payments following the determination of the Gross Margin Adjustment.

The Company is entitled to a prepayment discount in the event it pays the Additional Cash Purchase Price in advance of its due date, in the amount of (i) 15% for pre-payment prior to the conclusion of the First Six Months and (ii) 10% for pre-payment after the conclusion of the first six months and until eighteen months from Closing.

The Purchase Agreement contains customary representations, warranties and covenants of the Selling Parties and the Company in connection with the Transactions. The obligations of the Company and the Selling Parties to consummate the Transactions are subject to the satisfaction or waiver of customary conditions, including certain regulatory approvals and consents. There is no financing condition to consummate the Transactions. The Purchase Agreement also provides for customary termination rights. Subject to certain exceptions, terms and limitations described in the Purchase Agreement, the Selling Parties and the Company have agreed to indemnify and hold each other harmless against any and all losses arising out of or with respect to any breach of any representations, warranty or covenant of the Selling Parties or the Company, as applicable, and in the case of indemnification by the Selling Parties, certain other specified matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to our estimated or anticipated future results or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed under the section titled "Risks Factors" of our Form 10-K for the year ended September 30, 2019. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this Report. We undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

On December 31, 2019, the Company completed its previously announced acquisition of all of the outstanding equity interests of Winslow Evans & Crocker, Inc., a Massachusetts corporation (“WEC”), Winslow, Evans & Crocker Insurance Agency, Inc., a Massachusetts corporation (“WIA”), and Winslow Financial, Inc., a Massachusetts corporation (“WF”). See Note 7 of the notes to the condensed consolidated financial statements for additional information.

As of December 31, 2019, we had approximately 950 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 29 Company offices located in New York, New Jersey, Florida, Texas, Massachusetts and Washington, we had approximately 104 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Summary

Our first quarter ended December 31, 2019 resulted in a 12% decrease in revenues and a 6% decrease in operating expenses as compared to the comparative period last year. Investment banking declined from a particularly strong prior year quarter due to various factors, primarily two significant transactions related to the Company's private shares business recorded in the comparative period last year.

Revenues

Total revenues decreased $6,916,000, or 12%, to $51,191,000, in the current quarter as compared to $58,107,000 recorded in the comparative period last year.

	Three Months Ended December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions	$23,167,000	$21,012,000	$2,155,000	10%
Net dealer inventory gains (losses)	1,192,000	(503,000)	1,695,000	337
Investment banking	15,227,000	27,071,000	(11,844,000)	(44)
Investment advisory	7,389,000	5,858,000	1,531,000	26
Interest and dividends	1,394,000	1,584,000	(190,000)	(12)
Transaction fees and clearing services	1,775,000	2,149,000	(374,000)	(17)
Tax preparation and accounting	931,000	774,000	157,000	20
Other	116,000	162,000	(46,000)	(28)
Total Revenues	$51,191,000	$58,107,000	$(6,916,000)	(12)%

Commissions increased $2,155,000, or 10%, to $23,167,000 in the current quarter as compared to $21,012,000 recorded in the comparatively weak period last year. Commissions increased primarily due to strong markets in the current quarter and an increase in the recruiting of new registered representatives, compared to the slower period a year ago which was impacted by interest rate concerns, volatile markets and the impending government shutdown;

Net dealer inventory gains (losses), increased $1,695,000, or 337%, to $1,192,000 in the current quarter as compared to a loss of $(503,000) recorded in the comparative period last year. The increase is primarily due to an unrealized gain recorded in the current quarter on several positions, versus unrealized losses recorded in the comparative period last year;

Investment banking fees decreased $11,844,000, or 44%, to $15,227,000 in the current quarter as compared to $27,071,000 recorded in the comparative period last year. The prior year quarter was particularly strong in both our traditional investment banking business as well as our private shares business;

Investment advisory fees increased $1,531,000, or 26%, to $7,389,000 in the current quarter as compared to $5,858,000 recorded in the comparative period last year. A net increase in assets under management, due to increased registered representative recruiting, market valuation levels, and the continuing reallocation of some client assets to our investment advisory business contributed to the increase;

Interest and dividend income decreased $190,000, or 12%, to $1,394,000 in the current quarter as compared to $1,584,000 recorded in the comparative period last year;

Transaction fees and clearing services decreased $374,000, or 17%, to $1,775,000 in the current quarter as compared to $2,149,000 recorded in the comparative period last year. This decrease is primarily due to fewer retail transactions being processed during the current period;

Tax preparation and accounting fees increased $157,000, or 20%, to $931,000 in the current quarter as compared to $774,000 recorded in the comparative period last year. While traditionally our fiscal first quarter is the slowest period for this business, the current period increase is attributable to revenue generated by new business acquisitions, which has resulted in an increase in our client base;

Other revenue decreased $46,000, or 28%, to $116,000 in the current quarter as compared to $162,000 recorded in the comparative period last year. This decrease is due to a decline of client participation in our fully paid stock lending program. Client participation in this program varies quarter to quarter.

Operating Expenses

Total operating expenses decreased $3,259,000, or 6%, to $53,531,000 in the current quarter as compared to $56,790,000 recorded in the comparative period last year.

	Three Months Ended December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Commissions, compensation and fees	$45,299,000	$49,410,000	$(4,111,000)	(8)%
Clearing fees	324,000	759,000	(435,000)	(57)
Communications	674,000	822,000	(148,000)	(18)
Occupancy	1,168,000	925,000	243,000	26
License and registration	1,024,000	579,000	445,000	77
Professional fees	2,194,000	1,985,000	209,000	11
Interest	14,000	8,000	6,000	75
Depreciation and amortization	530,000	398,000	132,000	33
Other administrative expenses	2,304,000	1,904,000	400,000	21
Total Operating Expenses	$53,531,000	$56,790,000	$(3,259,000)	(6)%

Commissions, compensation, and fees decreased $4,111,000, or 8%, to $45,299,000 in the current quarter as compared to $49,410,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue earned, investment banking and investment advisory revenues, as well as compensation to our non-broker employees. The decrease is primarily related to lower revenues and therefore lower variable compensation expense. Our variable expense ratio did increase approximately 1% quarter versus quarter due to the reduction in investment banking revenues, which is our highest margin business;

Clearing fees decreased $435,000, or 57%, to $324,000 in the current quarter as compared to $759,000 recorded in the comparative period last year. The decrease is primarily due to higher charge backs to registered representatives for clearing fees;

Communications expenses decreased $148,000, or 18%, to $674,000 in the current quarter as compared to $822,000 recorded in the comparative period last year. The decrease is primarily due to cost saving measures implemented during the past year;

Occupancy expenses increased $243,000, or 26%, to $1,168,000 in the current quarter as compared to $925,000 recorded in the comparative period last year. The increase is primarily due to the sublease income recorded during the comparative period last year, and increases due to several small locations opened later in fiscal 2019 as part of the company’s geographical expansion;

License and registration expense increased by $445,000, or 77%, to $1,024,000 in the current quarter as compared to $579,000 recorded in the comparative period last year. This increase is attributable to new licenses for software applications as the Company continues to invest in and implement technology enhancements;

Professional fees increased by $209,000, or 11% to $2,194,000 in the current quarter as compared to $1,985,000 recorded in the comparative period last year;

Interest expense increased by $6,000, to $14,000 in the current quarter as compared to $8,000 recorded in the comparative period last year;

Depreciation and amortization expenses increased $132,000, or 33% to $530,000 in the current quarter as compared to $398,000 recorded in the comparative period last year due to higher amortization expense for new customer list intangibles as a result of new business acquisitions;

Other administrative expenses increased $400,000, or 21%, to $2,304,000 in the current quarter as compared to $1,904,000 recorded in the comparative period last year. This increase is primarily due to higher provisions for potential arbitration settlements.

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

For the three months ended December 31, 2019 and 2018, EBITDA, as adjusted, was $(847,000) and $4,242,000, respectively. The decrease of $5,089,000, or 120%, resulted primarily from lower revenue generation in the current quarter.

The following table presents a reconciliation of EBITDA, as adjusted, to net income (loss) as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended December 31,
	2019	2018
Net income (loss) attributable to common shareholders, as reported	$(1,593,000)	$956,000
Interest expense	14,000	8,000
Income taxes	(725,000)	367,000
Depreciation	242,000	170,000
Amortization	288,000	228,000
EBITDA	(1,774,000)	1,729,000
Non-cash compensation expense	907,000	1,322,000
Forgivable loan amortization	163,000	171,000
Unrealized loss (gain) on the firm's warrant portfolio	(143,000)	1,020,000
EBITDA, as adjusted	$(847,000)	$4,242,000

EBITDA, adjusted for non-cash compensation expense, forgivable loan amortization and unrealized loss (gain) on the firm’s warrant portfolio, is a key metric we use in evaluating our business. EBITDA and EBITDA, as adjusted, are considered non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending balance at December 31,		Average balance during first three months of fiscal year ending September 30,
	2019	2018	2020	2019
Cash	$21,820,000	$30,813,000	$26,132,000	$29,367,000
Receivables from broker-dealers and clearing organizations	1,990,000	2,751,000	2,740,000	3,359,000
Securities owned (excludes warrants)	5,128,000	1,721,000	3,441,000	1,738,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	20,095,000	21,147,000	23,664,000	21,014,000

At December 31, 2019 and 2018 respectively, 30% and 50% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

NSC is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At December 31, 2019, NSC had net capital of $2,939,406 which was $1,939,406 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that NSC may dividend or advance to us. During the first three months of fiscal 2020 and 2018, NSC was in compliance with the rules governing dividend payments and other equity withdrawals.

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

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $121,000 and $151,000 during the first three months of fiscal 2020 and 2019, respectively.

Cash Flows - Operating Activities

Net cash (used in) provided by operating activities was $(6,326,000) and $3,132,000 for the three months ended December 31, 2019 and 2018, respectively.

During the three months ended December 31, 2019, net cash provided by operating activities was primarily attributable to:

•
$(1,499,000) of net loss, which included $2,496,000 in non-cash items, consisting primarily of (i) $907,000 of stock-based compensation expense, (ii) $530,000 of depreciation and amortization expense, and (iii) $700,000 of amortization of operating lease assets; and

•
Changes in operating assets and liabilities consisting primarily of (i) a $7,434,000 decrease in accounts payable, accrued expenses and other liabilities, (ii) a $1,223,000 increase in other receivables, (iii) a $1,393,000 increase in forgivable loans receivable, and (iv) a $1,301,000 increase in prepaid expenses. These items were partially offset by (i) a $2,680,000 decrease in securities owned and (ii) a $1,549,000 decrease in receivables from broker dealers and clearing organizations.

During the three months ended December 31, 2018, net cash provided by operating activities was primarily attributable to:

•
$956,000 of net income, which included $1,796,000 in non-cash items, consisting primarily of (i) $1,322,000 of stock-based compensation expense, (ii) $398,000 of depreciation and amortization expense, and (iii) $171,000 of amortization of forgivable loans; and

•
Changes in operating assets and liabilities consisting primarily of (i) a $436,000 increase in prepaid expenses, (ii) a $1,221,000 increase in other receivables and (iii) a $135,000 increase in forgivable loans receivable. These items were partially offset by (i) a $1,216,000 decrease in receivable from broker-dealers, clearing organizations, (ii) a $393,000 increase in accounts payable, accrued expenses and other liabilities, and (iii) a $578,000 decrease in securities owned.

Cash Flow - Investing Activities

Net cash used in investing activities was $1,878,000 and $82,000 for the three months ended December 31, 2019 and 2018, respectively. Net cash used in investing activities during the three months ended December 31, 2019 was primarily attributable to the acquisition of businesses and during the three months ended December 31, 2018, was primarily attributable to the acquisition of fixed assets.

Cash Flow - Financing Activities

Net cash used in financing activities was $417,000 and $156,000 for the three months ended December 31, 2019 and 2018, respectively. Net cash used in financing activities for the three months ended December 31, 2019, was primarily attributable to (i) $139,000 for repurchase of common stock for tax withholding, (ii) $112,000 of contingent considerations payments, and (iii) $108,000 for principal payments under finance obligations. Net cash used in financing activities for the three months ended December 31, 2018, was primarily attributable to repurchase of common stock for tax withholding.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

INFLATION

We believe inflation has not had a material effect on our financial condition as of December 31, 2019, and September 30, 2019, or on our results of operations and cash flows for the three months ended December 31, 2019 and 2018.

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

The following table shows the fair values of our securities owned as of December 31, 2019. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at December 31, 2019 will have a material adverse effect on our consolidated financial position or results of operations.

	Securities owned	Securities sold, but not yet purchased
Corporate stocks	$4,063,000	$—
Municipal bonds	231,000	—
Restricted stock	731,000	—
Corporate bonds	103,000	—
Warrants	5,784,000	—
U.S. treasury notes	—	203,000
Total	$10,912,000	$203,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 3, 2019, a lawsuit was filed against National Securities Corporation, National Asset Management, Inc., the Company, the Company’s current board members and certain former board members, certain officers of the Company, John Does 1–10, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York, captioned Kay Johnson v. National Securities Corporation, et al., Case No. 1:19-cv-06197-LTS. The complaint presents three purported derivative causes of action on behalf of the Company, and five causes of action by the plaintiff directly. As part of the derivative claims, the complaint generally alleges that certain of the individual defendants failed to establish and maintain adequate internal controls to ensure that the Board acted in accordance with its fiduciary duties to prevent and uncover alleged legal and regulatory misconduct and wrongdoing on the part of a National officer. As part of its claims brought directly by the plaintiff, the complaint generally alleges that certain individual and corporate defendants wrongfully terminated the employment of the plaintiff in violation of the Dodd-Frank Act and applicable common law, or conspired to do so. The complaint further alleges that certain corporate defendants violated the Equal Pay Act with regards to the plaintiff’s compensation. The complaint seeks monetary damages in favor of the Company, an order directing the Company’s board members to take actions to enhance the Company’s governance, compensatory and punitive damages in favor of the plaintiff, and attorneys’ fees and costs. On February 2, 2020, the plaintiff filed an amended complaint presenting additional causes of action. The Company has notified its insurer of the lawsuit and believes it has valid defenses to the asserted claims of the complaint.

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. As of December 31, 2019 and September 30, 2019, the Company accrued approximately $1,515,000 and $1,817,000, respectively. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Awards ultimately paid, if any, may be covered by our errors and omissions insurance policy. While we will vigorously defend our company in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 7, 2020, National Holdings Corporation (the “Company”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with United Atlantic Capital, LLC, a New Jersey limited liability company (“UAC”), Mark H. Penske (“MHP”) and Darin Pope (“DP” and together with UAC and MHP, the “Selling Parties”) to acquire all of the outstanding equity interests (collectively, the “Purchased Shares”) of Financial Services International Corporation, a Washington corporation (“FSIC”), United Advisor Services, LLC, a New Jersey limited liability company (“UAS”), and United Advisors, LLC, a New Jersey limited liability company (“UA” and collectively with FSIC and UAS, the “Group Companies”). The transactions contemplated by the Purchase Agreement are collectively referred to as the “Transactions.”

At the closing of the Transactions (the “Closing”), the Company will acquire the Purchased Shares for an aggregate purchase price of approximately $3.0 million paid at Closing in cash, subject to certain adjustments, plus additional consideration of approximately $7.4 million paid in twelve equal quarterly installment payments in cash (the “Additional Cash Purchase Price”), subject to certain adjustments.

The Additional Cash Purchase Price shall be recalculated following the completion of six full calendar months following the Closing (the “First Six Months”) under the following circumstances: (i) if a registered representative of one of the Group Companies resigns voluntarily, or is fired for cause because of a regulatory issue that arose prior to the Closing while supervised by UAC or any of the Group Companies, the Aggregate Cash Purchase Price shall be reduced downward by a weighted percentage representing such registered representative’s contribution to the gross margin of the Group Companies at closing, and (ii) if certain retention payments are agreed to be made then the Aggregate Cash Purchase Price shall be reduced by the amount of such retention payment (the aggregate adjustment pursuant to the foregoing being referred to as the “Gross Margin Adjustment”). If any registered representative retires and his or her book of business is retained by the Company, then no adjustment to the Aggregate Cash Purchase Price shall be made. The Gross Margin Adjustment shall be deducted in equal installments from each of the remaining quarterly payments following the determination of the Gross Margin Adjustment.

The Company is entitled to a prepayment discount in the event it pays the Additional Cash Purchase Price in advance of its due date, in the amount of (i) 15% for pre-payment prior to the conclusion of the First Six Months and (ii) 10% for pre-payment after the conclusion of the first six months and until eighteen months from Closing.

The Purchase Agreement contains customary representations, warranties and covenants of the Selling Parties and the Company in connection with the Transactions. The obligations of the Company and the Selling Parties to consummate the Transactions are subject to the satisfaction or waiver of customary conditions, including certain regulatory approvals and consents. There is no financing condition to consummate the Transactions. The Purchase Agreement also provides for customary termination rights. Subject to certain exceptions, terms and limitations described in the Purchase Agreement, the Selling Parties and the Company have agreed to indemnify and hold each other harmless against any and all losses arising out of or with respect to any breach of any representations, warranty or covenant of the Selling Parties or the Company, as applicable, and in the case of indemnification by the Selling Parties, certain other specified matters.

The foregoing descriptions of the Purchase Agreement and the Transactions do not purport to be complete and are qualified in their entirety by reference to the Purchase Agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1.

The Purchase Agreement contains representations and warranties that the Selling Parties and the Company made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Purchase Agreement between the Selling Parties and the Company and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Purchase Agreement. In addition, such representations and warranties: (i) may not be accurate or complete as of any specified date; (ii) are modified and qualified in important part by the underlying disclosure schedules; (iii) may be subject to a contractual standard of materiality different from those generally applicable to investors; or (iv) may have been used for the purpose of allocating risk among the parties to the Purchase Agreement, rather than establishing matters as facts. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. For the foregoing reasons, the representations and warranties should not be relied upon as statements of factual information.

ITEM 6. EXHIBITS

10.1	Stock Purchase Agreement, dated as of February 7, 2020, by and among United Atlantic Capital, LLC, Mark H. Penske, Darin Pope and National Holdings Corporation.
31.1	Principal Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOLDINGS CORPORATION

February 13, 2020	By:	/s/ Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
(Principal Executive Officer)

February 13, 2020	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)