Form 10-Q
period 2020-03-31
NATIONAL HOLDINGS CORP
filed 2020-05-14
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-12629

NATIONAL HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4128138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Vesey Street, 25th Floor
New York, NY 10281
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 417-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.02 par value per share	NHLD	The Nasdaq Capital Market

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☒

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

As of April 30, 2020 there were 13,476,519 shares of the registrant’s common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2020

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

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (i) general economic conditions; (ii) our ability to obtain future financing or funds when needed; (iii) our ability to maintain sufficient regulatory net capital; (iv) the ability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers; (v) a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed; (vi) increased competition from business development portals; (vii) technological changes; (viii) our potential inability to implement our growth strategy through acquisitions or joint ventures; (ix) acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; (x) our continued ability to maintain and execute our business strategy; and (xi) the ongoing COVID-19 pandemic and resulting economic downturn.

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (Unaudited)	September 30, 2019
ASSETS
Cash	$18,847,000	$30,443,000
Restricted cash	962,000	960,000
Cash deposits with clearing organizations	653,000	436,000
Securities owned, at fair value	7,583,000	12,481,000
Receivables from broker-dealers and clearing organizations	4,638,000	3,490,000
Forgivable loans receivable	4,087,000	1,834,000
Other receivables, net	8,761,000	5,672,000
Prepaid expenses	4,582,000	3,639,000
Fixed assets, net	4,763,000	5,067,000
Intangible assets, net	10,921,000	5,441,000
Goodwill	7,903,000	5,153,000
Deferred tax asset, net	4,542,000	4,560,000
Operating lease assets	14,515,000	—
Other assets	1,599,000	2,031,000
Total Assets	$94,356,000	$81,207,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued commissions and payroll payable	$12,773,000	$18,590,000
Accounts payable and accrued expenses	7,373,000	8,643,000
Deferred clearing and marketing credits	262,000	367,000
Contingent consideration	7,109,000	1,620,000
Operating lease liabilities	16,658,000	—
Other	1,366,000	388,000
Total Liabilities	45,541,000	29,608,000

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at March 31, 2020 and September 30, 2019; 13,476,519 shares issued and outstanding at March 31, 2020 and 13,158,441 shares issued and outstanding at September 30, 2019	269,000	263,000
Additional paid-in-capital	91,523,000	90,354,000
Accumulated deficit	(44,135,000)	(40,779,000)
Total National Holdings Corporation Stockholders’ Equity	47,657,000	49,838,000
Non-controlling interest	1,158,000	1,761,000
Total Stockholders’ Equity	48,815,000	51,599,000

Total Liabilities and Stockholders’ Equity	$94,356,000	$81,207,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2020	2019	2020	2019
Revenues
Commissions	$31,153,000	$22,801,000	$54,320,000	$43,812,000
Net dealer inventory gains (losses)	(1,220,000)	1,269,000	(28,000)	766,000
Investment banking	7,557,000	9,797,000	22,785,000	36,868,000
Investment advisory	9,273,000	5,514,000	16,662,000	11,372,000
Interest and dividends	1,125,000	1,412,000	2,519,000	2,996,000
Transaction fees and clearing services	2,180,000	1,588,000	3,954,000	3,737,000
Tax preparation and accounting	4,308,000	4,122,000	5,239,000	4,897,000
Other	158,000	197,000	274,000	359,000
Total Revenues	54,534,000	46,700,000	105,725,000	104,807,000

Operating Expenses
Commissions, compensation and fees	49,343,000	40,633,000	94,642,000	90,043,000
Clearing fees	754,000	530,000	1,078,000	1,289,000
Communications	1,099,000	697,000	1,773,000	1,519,000
Occupancy	1,225,000	980,000	2,393,000	1,906,000
License and registration	958,000	747,000	1,983,000	1,326,000
Professional fees	1,877,000	1,733,000	4,071,000	3,717,000
Interest	24,000	10,000	38,000	18,000
Depreciation and amortization	812,000	461,000	1,342,000	858,000
Other administrative expenses	1,657,000	4,808,000	3,960,000	6,713,000
Total Operating Expenses	57,749,000	50,599,000	111,280,000	107,389,000
Income (Loss) before Other Income (Expense) and Income Taxes	(3,215,000)	(3,899,000)	(5,555,000)	(2,582,000)

Other Income (Expense)
Gain on disposal of National Tax branch	297,000	—	297,000	—
Other income (expense)	5,000	6,000	121,000	12,000
Total Other Income	302,000	6,000	418,000	12,000
Income (Loss) before Income Taxes	(2,913,000)	(3,893,000)	(5,137,000)	(2,570,000)

Income tax expense (benefit)	(453,000)	(1,108,000)	(1,178,000)	(741,000)
Net Income (Loss)	(2,460,000)	(2,785,000)	(3,959,000)	(1,829,000)

Net loss attributable to non-controlling interest	697,000	—	603,000	—
Net income (loss) attributable to National Holdings Corporation common shareholders	$(1,763,000)	$(2,785,000)	$(3,356,000)	$(1,829,000)

Net income (loss) per share attributable to National Holdings Corporation common shareholders - Basic	$(0.13)	$(0.22)	$(0.25)	$(0.14)
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Diluted	$(0.13)	$(0.22)	$(0.25)	$(0.14)

Weighted average number of shares outstanding - Basic	13,364,498	12,714,002	13,266,291	12,628,606
Weighted average number of shares outstanding - Diluted	13,364,498	12,714,002	13,266,291	12,628,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	$
Balance, September 30, 2019	13,158,441	$263,000	$90,354,000	$(40,779,000)	$1,761,000	$51,599,000
Stock-based compensation for restricted stock units	—	—	907,000	—	—	907,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 52,291 shares valued at $139,000 tendered for tax withholding	120,394	2,000	(141,000)	—	—	(139,000)
Net income (loss)	—	—	—	(1,593,000)	94,000	(1,499,000)
Balance, December 31, 2019	13,278,835	265,000	91,120,000	(42,372,000)	1,855,000	50,868,000
Stock-based compensation for restricted stock units	—	—	538,000	—	—	538,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 48,689 shares valued at $131,000 tendered for tax withholding	197,684	4,000	(135,000)	—	—	(131,000)
Net loss	—	—	—	(1,763,000)	(697,000)	(2,460,000)
Balance, March 31, 2020	13,476,519	$269,000	$91,523,000	$(44,135,000)	$1,158,000	$48,815,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
(Unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	$
Balance, September 30, 2018	12,541,890	$250,000	$86,510,000	$(39,825,000)	$—	$46,935,000
Cumulative effect of adoption of ASC 606				(135,000)		(135,000)
Balance, Balance, October 1, 2018	12,541,890	250,000	86,510,000	(39,960,000)	—	46,800,000
Stock-based compensation for restricted stock units	—	—	1,322,000	—	—	1,322,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 31,762 shares valued at $101,000 tendered for tax withholding	68,655	2,000	(103,000)	—	—	(101,000)
Net income	—	—	—	956,000	—	956,000
Balance, December 31, 2018	12,610,545	252,000	87,729,000	(39,004,000)	—	48,977,000
Issuance of shares of common stock for warrant exercises	38	—	—	—	—	—
Stock-based compensation for restricted stock units	—	—	1,480,000	—	—	1,480,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 45,228 shares valued at $131,000 tendered for tax withholding	289,283	6,000	(137,000)	—	—	(131,000)
Net loss	—	—	—	(2,785,000)	—	(2,785,000)
Balance, March 31, 2019	12,899,866	$258,000	$89,072,000	$(41,789,000)	$—	$47,541,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Month Period Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,959,000)	$(1,829,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	1,342,000	858,000
Amortization of forgivable loans	387,000	333,000
Stock-based compensation	1,445,000	2,802,000
Provision (recovery) for doubtful accounts	161,000	(142,000)
Amortization of deferred clearing and marketing credit	(105,000)	(104,000)
Increase in fair value of contingent consideration	49,000	27,000
Deferred tax expense	(1,178,000)	(102,000)
Gain on disposal of National Tax branch	(297,000)	—
Amortization of operating lease assets	1,515,000	—
Changes in assets and liabilities, net of business acquisitions
Cash deposits with clearing organizations	(10,000)	—
Securities owned, at fair value	6,009,000	180,000
Receivables from broker-dealers and clearing organizations	(1,099,000)	516,000
Forgivable loans receivable	(2,803,000)	(315,000)
Other receivables, net	(2,288,000)	(684,000)
Prepaid expenses	(511,000)	(1,281,000)
Other assets	(56,000)	17,000
Accrued commissions and payroll payable, accounts payable and accrued expenses and other liabilities	(7,175,000)	(989,000)
Securities sold, but not yet purchased, at fair value	(203,000)	—
Net cash provided (used in) by operating activities	(8,776,000)	(713,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash received (Note 7)	(2,021,000)	(387,000)
Purchase of fixed assets	(111,000)	(734,000)
Collection on notes receivable	41,000	56,000
Net cash used in investing activities	(2,091,000)	(1,065,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for tax withholding	(270,000)	(232,000)
Principal payments under finance lease obligations	(116,000)	(110,000)
Principal payments under finance obligations	(165,000)	(114,000)
Contingent consideration payments	(176,000)	—
Net cash used in financing activities	(727,000)	(456,000)

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(11,594,000)	(2,234,000)

CASH AND RESTRICTED CASH BALANCE
Beginning of the period	31,403,000	29,273,000
End of the period	$19,809,000	$27,039,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	For The Six Month Period Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$31,000	$18,000
Income taxes	$154,000	$112,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$—	$49,000
Finance obligation	$—	$525,000
Businesses acquired (See Note 7)
Assets acquired including goodwill	$10,121,000	$1,815,000
Contingent consideration payable	(5,616,000)	(1,428,000)
Additional consideration payable (net operating capital)	(873,000)	—
Escrow deposit	(500,000)	—
Cash received	(1,111,000)	—
Cash paid, net of cash received	$2,021,000	$387,000
Sale of National Tax branch:
Notes receivable (included in other receivables)	$636,000	$—
Disposal of goodwill	(239,000)	—
Disposal of intangible assets, net	(100,000)	—
Gain on disposal of National Tax branch	$297,000	$—

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of March 31, 2020 and for the three and six months ended March 31, 2020 and 2019 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for additional disclosures and accounting policies.

Certain items in the condensed consolidated statement of operations for the fiscal 2019 period have been reclassified to conform to the presentation in the fiscal 2020 period. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Non-controlling Interest

The Company’s wholly-owned subsidiary, National Asset Management, Inc., a Washington corporation (“NAM”) has a majority voting interest in Innovation X Management, LLC (“Innovation X”), which together serve as the investment manager of an investment fund (See Note 19). Because NAM has the majority voting interest in Innovation X, the results of operations of Innovation X are included in the Company's consolidated financial statements, and the amount attributable to the other investor is recorded as a non-controlling interest. During the six months ended March 31, 2020, Innovation X recognized $(895,000) of unrealized loss from securities previously received from the investment fund and held at March 31, 2020 of which $(603,000) was attributable to the non-controlling interest.

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

The Company’s wholly-owned subsidiary, NAM, is a federally-registered investment adviser providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed.

The Company’s wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation (“National Insurance”) and Prime Financial Services, a Delaware corporation (“Prime Financial”), provide fixed insurance products to their clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

The Company’s wholly-owned subsidiary, National Tax and Financial Services, Inc. (“National Tax”), provides tax preparation and accounting services to individuals and small to midsize companies.

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

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At March 31, 2020 and September 30, 2019, the receivables of $4,638,000 and $3,490,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s investment advisory business.

Other receivables at March 31, 2020 and September 30, 2019 consist of the following:

	March 31,	September 30,
	2020	2019
Trailing fees	$553,000	$947,000
Accounts receivable for tax and accounting services	1,298,000	686,000
Allowance for doubtful accounts - tax and accounting services	(307,000)	(282,000)
Advances to registered representatives	1,866,000	1,383,000
Investment banking receivable	1,414,000	411,000
Advisory fees	527,000	483,000
Notes receivable	1,245,000	665,000
Other	2,165,000	1,379,000
Total other receivables, net	$8,761,000	$5,672,000

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2029. Forgiveness of loans amounted to $387,000 and $333,000 for the six months ended March 31, 2020 and 2019, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of March 31, 2020 and September 30, 2019, no allowance for doubtful accounts was required.

Forgivable loan activity for the six months ended March 31, 2020 is as follows:

Balance, September 30, 2019	$1,834,000
Additions	2,803,000
Acquired through the Winslow acquisition (see Note 7)	91,000
Amortization	(387,000)
Reclassification to other receivables	(254,000)
Balance, March 31, 2020	$4,087,000

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

The following tables present the carrying values and estimated fair values at March 31, 2020 and September 30, 2019 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	March 31, 2020
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$18,847,000	$18,847,000	$—	$18,847,000
Cash deposits with clearing organizations	653,000	653,000	—	653,000
Receivables from broker-dealers and clearing organizations	4,638,000	—	4,638,000	4,638,000
Forgivable loans receivable	4,087,000	—	4,087,000	4,087,000
Other receivables, net	8,761,000	—	8,761,000	8,761,000
	$36,986,000	$19,500,000	$17,486,000	$36,986,000

Liabilities
Accrued commissions and payroll payable	$12,773,000	$—	$12,773,000	$12,773,000
Accounts payable and accrued expenses	7,373,000	—	7,373,000	7,373,000
	$20,146,000	$—	$20,146,000	$20,146,000

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$30,443,000	$30,443,000	$—	$30,443,000
Cash deposits with clearing organizations	436,000	436,000	—	436,000
Receivables from broker-dealers and clearing organizations	3,490,000	—	3,490,000	3,490,000
Forgivable loans receivable	1,834,000	—	1,834,000	1,834,000
Other receivables, net	5,672,000	—	5,672,000	5,672,000
	$41,875,000	$30,879,000	$10,996,000	$41,875,000

Liabilities
Accrued commissions and payroll payable	$18,590,000	$—	$18,590,000	$18,590,000
Accounts payable and accrued expenses	8,643,000	—	8,643,000	8,643,000
	$27,233,000	$—	$27,233,000	$27,233,000

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and September 30, 2019:

	March 31, 2020
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$1,836,000	$1,836,000	$—	$—	$1,836,000
Municipal bonds	229,000	229,000	—	—	229,000
Restricted stock	731,000	—	731,000	—	731,000
Corporate bonds	101,000		101,000	—	101,000
Warrants	4,686,000	—	520,000	4,166,000	4,686,000
	$7,583,000	$2,065,000	$1,352,000	$4,166,000	$7,583,000

Liabilities
Contingent consideration	$7,109,000	$—	$—	$7,109,000	$7,109,000
	$7,109,000	$—	$—	$7,109,000	$7,109,000

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$6,282,000	$6,282,000	$—	$—	$6,282,000
Municipal bonds	20,000	20,000	—	—	20,000
Restricted stock	725,000	—	725,000	—	725,000
Warrants	5,454,000	—	1,529,000	3,925,000	5,454,000
	$12,481,000	$6,302,000	$2,254,000	$3,925,000	$12,481,000

Liabilities
Contingent consideration	$1,620,000	$—	$—	$1,620,000	$1,620,000
	$1,620,000	$—	$—	$1,620,000	$1,620,000

Changes in Level 3 assets measured at fair value on a recurring basis for the six months ended March 31, 2020:

	Beginning Balance as of September 30, 2019	Net realized Gain or (losses)	Net Change in Unrealized Appreciation (Depreciation)	Purchases	Sales	Transfer Into Level 3 (a)	Transfer Out of Level 3	Ending Balance as of March 31, 2020
Assets
Warrants	$3,925,000	$—	$99,000	$—	$—	$142,000	$—	$4,166,000
(a) The Company received warrants as part of investment banking transactions.

See changes in Level 3 liabilities (contingent consideration) measured at fair value on a recurring basis for the six months ended March 31, 2020 in Note 7.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the Company’s financial assets measured at fair value on a recurring basis with a significant Level 3 balance.

Financial Instruments Owned	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Input/Range
Warrants	$4,166,000	Market Approach	Discount for lack of marketability Volatility	22% - 44% 57% - 117%

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. The unrealized loss for the change in fair value of such positions for the six months ended March 31, 2020 and 2019 amounted to approximately $971,000 and $723,000, respectively, which is included in net dealer inventory (losses) gains.

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

Debt securities are valued based on recently executed transactions.

NOTE 6. FIXED ASSETS

Fixed assets as of March 31, 2020 and September 30, 2019 consist of the following:

	March 31, 2020	September 30, 2019	Estimated Useful Lives
Equipment and software	$1,974,000	$1,835,000	3 - 7
Furniture and fixtures	840,000	761,000	5
Leasehold improvements	3,635,000	3,662,000	Lesser of useful life or term of lease
Finance leases (primarily composed of computer equipment)	907,000	907,000	3 - 7
	7,356,000	7,165,000
Less accumulated depreciation and amortization	(2,593,000)	(2,098,000)
Fixed assets, net	$4,763,000	$5,067,000

Depreciation expense associated with fixed assets for the three months ended March 31, 2020 and 2019 was $252,000 and $172,000, respectively.

Depreciation expense associated with fixed assets for the six months ended March 31, 2020 and 2019 was $495,000 and $341,000, respectively.

NOTE 7. BUSINESS COMBINATION, CONTINGENT CONSIDERATION AND DISPOSAL OF BRANCH

Tax & Accounting Acquisitions

In December 2019 and January 2020, National Tax acquired certain assets of two tax preparation and accounting businesses that per accounting guidance were deemed to be a business combination. The consideration for the transactions consisted of cash payments at closing totaling $432,000, and contingent consideration payable in cash having a fair value of $1,595,000, for which a liability (included in contingent consideration) was recognized based on the estimated acquisition date fair value of the potential earn-outs. The earn-outs are based on revenue, as defined in the acquisition agreements, during various periods following the closing. The fair value of the acquired assets totaling $2,027,000 was allocated to customer relationships, which are being amortized over seven years.

The contingent consideration liability recognized in the above acquisitions was valued using an income-based approach using unobservable inputs (Level 3) and reflects the Company’s own assumptions. The liabilities will be revalued at each balance sheet date with changes therein recorded in earnings. Results of operations of the acquired business is included in the accompanying condensed consolidated statements of operations from the date of acquisition and was not material. In addition, based on materiality, pro forma results are not presented.

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

WEC is a Boston-based, full-service investment firm established in 1991. WEC is an SEC Registered Investment Advisor and a FINRA registered broker-dealer. More than 50 financial professionals including Certified Financial Planners, Investment Advisor Representatives, Financial Consultants, brokers and other specialists are part of the Winslow team. Located in the heart of the financial district in Boston, MA, the Company believes that WEC is a strategic location for the Company to build out its banking platform.

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

The table below summarizes the assets acquired and liabilities assumed in connection with the Winslow acquisition as of December 31, 2019.

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

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of the Company and Winslow for the three and six months ended March 31, 2020 and 2019 as if the acquisition of Winslow had occurred on October 1, 2018. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal year 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net revenues	$54,534,000	$49,258,000	$108,665,000	$110,085,000
Net Income (Loss)	$(2,460,000)	$(3,180,000)	$(3,887,000)	$(2,324,000)
Net Income (Loss) attributable to common stockholders	$(1,763,000)	$(3,180,000)	$(3,284,000)	$(2,324,000)

Net income (loss) attributable to common stockholders per common share:
Basic	$(0.13)	$(0.25)	$(0.25)	$(0.18)
Diluted	$(0.13)	$(0.25)	$(0.25)	$(0.18)

Contingent Consideration

Set forth below are changes in the carrying value of the contingent consideration for the six months ended March 31, 2020 related to acquisitions:

Fair value of contingent consideration at September 30, 2019	$1,620,000
Fair value of contingent consideration in connection with 2020 Tax & Accounting acquisitions	1,595,000
Fair value of contingent consideration in connection with Winslow acquisition	4,021,000
Payments	(176,000)
Change in fair value	49,000
Fair value of contingent consideration at March 31, 2020	$7,109,000

Disposal of National Tax Branch

In January 2020, the Company sold one of its National Tax branches for a note in the aggregate principal amount of $636,000 which, after allocating a portion of goodwill and unamortized intangibles of $239,000 and $100,000, respectively, resulted in a gain on disposal of $297,000. Principal and interest on the note is payable monthly over 120 months with an interest rate of 3% per annum. Notes receivables are included in other receivables in the statement of financial condition.

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at March 31, 2020 and September 30, 2019:

	March 31, 2020
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$15,176,000	$5,143,000	$10,033,000	3-12
Brand name	1,010,000	133,000	877,000	3-5
Software license	45,000	34,000	11,000	3
Total	$16,231,000	$5,310,000	$10,921,000

	September 30, 2019
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$9,326,000	$4,614,000	$4,712,000	3-10
Brand name	710,000	—	710,000	Indefinite
Software license	45,000	26,000	19,000	3
Total	$10,081,000	$4,640,000	$5,441,000

Amortization expense associated with intangible assets for the three months ended March 31, 2020 and 2019 was $560,000 and $289,000, respectively.

Amortization expense associated with intangible assets for the six months ended March 31, 2020 and 2019 was $847,000 and $517,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal year ending September 30,
Six months ending September 30, 2020	$1,128,000
2021	2,010,000
2022	1,835,000
2023	1,369,000
2024	1,050,000
Thereafter	3,529,000
Total	$10,921,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2020 and September 30, 2019 consist of the following:

	March 31, 2020	September 30, 2019
Legal	$803,000	$900,000
Audit	220,000	239,000
Telecommunications	116,000	125,000
Data services	409,000	296,000
Regulatory	399,000	292,000
Settlements	1,048,000	1,817,000
Deferred rent	—	772,000
Other	4,378,000	4,202,000
Total	$7,373,000	$8,643,000

At March 31, 2020, other primarily consists of $177,000 for investment banking deal expense accruals, $1,635,000 for soft dollar accruals, $430,000 for finance obligation of the implementation costs of the general ledger system, $80,000 for tax return preparation fees and $49,000 for rent. At September 30, 2019, other primarily consists of $319,000 for investment banking deal expense accruals, $1,188,000 for soft dollar accruals, $119,000 for tax return preparation fees, $595,000 for finance obligation of the annual subscription fee and implementation costs of the new general ledger system, $380,000 for fixed assets acquired but not paid, $396,000 for rent and $228,000 for clearing fees.

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

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2020	2019	2020	2019
Basic weighted-average shares	13,364,498	12,714,002	13,266,291	12,628,606
Effect of dilutive securities:
Unvested restricted stock units	—	—	—	—
Diluted weighted-average shares	13,364,498	12,714,002	13,266,291	12,628,606

At March 31, 2020 and 2019, options, warrants and unvested restricted stock units totaling 9,628,445 and 6,258,439 shares, respectively, were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

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

On July 3, 2019, a lawsuit was filed against National Securities Corporation, National Asset Management, Inc., the Company, the Company’s current board members and certain former board members, certain officers of the Company, John Does 1–10, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York, captioned Kay Johnson v. National Securities Corporation, et al., Case No. 1:19-cv-06197-LTS. The complaint presents three purported derivative causes of action on behalf of the Company, and five causes of action by the plaintiff directly. As part of the derivative claims, the complaint generally alleges that certain of the individual defendants failed to establish and maintain adequate internal controls to ensure that the Company’s board of directors (the “Board”) acted in accordance with its fiduciary duties to prevent and uncover alleged legal and regulatory misconduct and wrongdoing on the part of a National officer. As part of its claims brought directly by the plaintiff, the complaint generally alleges that certain individual and corporate defendants wrongfully terminated the employment of the plaintiff in violation of the Dodd-Frank Act and applicable common law, or conspired to do so. The complaint further alleges that certain corporate defendants violated the Equal Pay Act with regards to the plaintiff’s compensation. The complaint seeks monetary damages in favor of the Company, an order directing the Company’s board members to take actions to enhance the Company’s governance, compensatory and punitive damages in favor of the plaintiff, and attorneys’ fees and costs. On February 2, 2020, the plaintiff filed an amended complaint presenting additional causes of action. The Company has notified its insurer of the lawsuit and believes it has valid defenses to the asserted claims of the complaint. On March 18, 2020, the defendants filed a motion to dismiss the amended complaint.  The plaintiff filed an opposition to the defendants’ motion to dismiss on April 15, 2020, and the defendants filed a reply in further support of the motion to dismiss on May 6, 2020.

In accordance with applicable accounting standards, the Company establishes an accrued liability for contingent litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. In such cases, there still may be an exposure to loss in excess of any amounts reasonably estimated and accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability, but continues to monitor, in conjunction with any outside counsel handling a matter, further developments that would make such loss contingency both probable and reasonably estimable. Once the Company establishes an accrued liability with respect to a loss contingency, the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established, and any appropriate adjustments are made each quarter.

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

Because of the broad differences in value ascribed to each case by each plaintiff and the Company, management cannot estimate the possible loss or range of loss, if any, in excess of any amounts reasonably estimated and accrued.

At March 31, 2020 and September 30, 2019, the Company accrued approximately $1,048,000 and $1,817,000, respectively in liabilities for contingent litigation and regulatory matters. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended March 31, 2020 and 2019 were $(115,000) and $1,960,000, respectively, and during the six months ended March 31, 2020 and 2019, were $274,000 and $2,483,000, respectively. These amounts are included in other administrative expenses in the condensed consolidated statements of operations. The Company has included in professional fees, litigation and arbitration related expenses of $465,000 and $417,000 for the three months ended March 31, 2020 and 2019, respectively, and $906,000 and $888,000 for the six months ended March 31, 2020 and 2019, respectively.

Other Commitments

As of March 31, 2020, the Company and its subsidiaries had one outstanding letter of credit, which has been issued in the maximum amount of $962,000 as security for a property lease, and which is collateralized by the restricted cash as reflected in the condensed consolidated statements of financial condition.

NOTE 14. NET CAPITAL REQUIREMENTS

NSC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At March 31, 2020, NSC had net capital of $2,100,158 which was $1,100,158 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

WEC is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Net Capital Rule, shall not exceed 15 to 1. At March 31, 2020, WEC had net capital of $1,086,934 which was $986,934 in excess of its required net capital of $100,000. WEC's ratio of aggregate indebtedness to net capital was 0.7 to 1. WEC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC and WEC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCKHOLDERS' EQUITY

Stock Options

Information with respect to stock option activity during the six months ended March 31, 2020 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	604,200	$6.19	$1.58	2.29	$—
Forfeited	(3,500)	$5.00	$2.30		$—
Outstanding at March 31, 2020	600,700	$6.20	$1.57	1.78	$—
Vested and exercisable at March 31, 2020	600,700	$6.20	$1.57	1.78	$—

All compensation expense associated with the grants of stock options was recognized in prior years.

Warrants

The following table summarizes information about warrant activity during the six months ended March 31, 2020:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2019	5,398,907	$3.25	2.30
Forfeited	—	$—
Outstanding and exercisable at March 31, 2020	5,398,907	$3.25	1.80

Restricted Stock Units and Awards

A summary of the Company's non-vested restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) for the six months ended March 31, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units and awards at September 30, 2019	3,318,640	$10,006,000
Granted	741,216	1,938,000
Vested	(419,159)	(1,476,000)
Forfeited	(11,859)	(38,000)
Non-vested restricted stock units and awards at March 31, 2020	3,628,838	$10,430,000

In December 2019, the Company granted 702,000 RSUs to certain employees of the Company. RSUs vest based on certain performance conditions. The fair value of the RSU awards issued in December 2019 was $1,839,000.

In January 2020, the Company granted 39,216 RSUs to an employee of the Company. RSUs vest based on certain service conditions. The fair value of the RSU awards issued in January 2020 was $99,000.

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

For the three and six months ended March 31, 2020, the Company recognized compensation expense of $538,000 and $1,445,000, respectively, related to RSUs and RSAs. For the three and six months ended March 31, 2019, the Company recognized compensation expense of $1,480,000 and $2,802,000, respectively, related to RSUs and RSAs. At March 31, 2020, unrecognized compensation with respect to RSUs and RSAs amounted to $5,624,000, assuming all performance-based compensation will vest.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes for the three and six month period ended March 31, 2020 and 2019 are based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate for the three and six month period ended March 31, 2020 differs from the federal statutory income tax rate principally due to non-deductible expenses, state and local income taxes and income (loss) allocated to the non-controlling interest for which no tax expense (benefit) was provided.

At March 31, 2020, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three and six months ended March 31, 2020 and 2019 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended March 31,
2020
Revenues	$50,225,000	$4,308,000	$1,000		$54,534,000
Pre-tax income (loss)	(2,926,000)	1,442,000	(1,429,000)	(a)	(2,913,000)
Assets	64,517,000	5,341,000	24,498,000	(b)	94,356,000
Depreciation and amortization	422,000	194,000	196,000		812,000
Interest	24,000	—	—		24,000
Capital expenditures (reimbursements)	(95,000)	47,000	38,000		(10,000)
2019
Revenues	$42,578,000	$4,122,000	$—		$46,700,000
Pre-tax income (loss)	(3,458,000)	1,576,000	(2,011,000)	(a)	(3,893,000)
Assets	49,823,000	7,032,000	13,047,000	(b)	69,902,000
Depreciation and amortization	205,000	133,000	123,000		461,000
Interest	10,000	—	—		10,000
Capital expenditures	160,000	44,000	645,000		849,000

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Six Months Ended March 31,
2020
Revenues	$100,484,000	$5,239,000	$2,000		$105,725,000
Pre-tax income (loss)	(2,470,000)	353,000	(3,020,000)	(a)	(5,137,000)
Assets	64,517,000	5,341,000	24,498,000	(b)	94,356,000
Depreciation and amortization	675,000	325,000	342,000		1,342,000
Interest	38,000	—	—		38,000
Capital expenditures (reimbursements)	(73,000)	47,000	137,000		111,000
2019
Revenues	$99,910,000	$4,897,000	$—		$104,807,000
Pre-tax income (loss)	(251,000)	1,073,000	(3,392,000)	(a)	(2,570,000)
Assets	49,823,000	7,032,000	13,047,000	(b)	69,902,000
Depreciation and amortization	398,000	204,000	256,000		858,000
Interest	18,000	—	—		18,000
Capital expenditures	171,000	71,000	758,000		1,000,000

(a)	Consists of professional fees, depreciation expense and other expenses not allocated to reportable segments by management.

(b)	Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.

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

Further, in connection with the FBIO Sale, the Company entered into an agreement with B. Riley (the “B. Riley Agreement”), pursuant to which B. Riley agreed to certain customary standstill provisions, effective as of the date of the B. Riley Agreement through December 31, 2021 (the “Standstill Period”), prohibiting B. Riley and any of its affiliates or associates, directly or indirectly, from among other things: (i) acquiring, agreeing to acquire or otherwise seeking to acquire any beneficial interest in the Company’s share capital or any of its material assets other than (x) the FBIO Sale and (y) pursuant to B. Riley’s pro rata participation rights described in the B. Riley Agreement; (ii) making a take-over bid, tender offer or exchange offer for all or any part of the Company’s share capital; (iii) announcing, or taking any action which would require the announcement of, any proposals by B. Riley for any business combination or any other similar transaction involving the securities of the Company or its material assets or businesses; (iv) soliciting proxies with respect to any securities of the Company or otherwise influencing any shareholders of the Company for any action or transaction; (v) requesting that the Board expand or reduce the number of directors or the number of Board designees nominated by otherwise designated by B. Riley; (vi) take any other action that would constitute a “business combination” for purposes of Section 203 of the Delaware General Corporation Law (including any successor statute thereto) (“Section 203”) (other than any transactions covered by Section 203(c)(3)(v) of the Delaware General Corporation Law that are in the ordinary course of the Company’s business operations); (vii) make any public announcement with respect to any of the foregoing, except as, and solely to the extent, legally required or compelled (and provided that the reason for any such required announcement is not the result of any action taken by B. Riley) or (viii) contest the validity of the standstill terms of the B. Riley Agreement or initiate or participate in any judicial proceeding to amend, waive, terminate or seek a release of the restrictions of such standstill terms.

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

NOTE 19. VARIABLE INTEREST ENTITIES

The Company has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered variable interest entities (“VIEs”) under the accounting guidance. These Funds are established primarily to make and manage investments in equity or convertible debt securities of privately held companies that the Company, as investment advisor to the Funds, believes possess innovative or disruptive technologies and present opportunities for an initial public offering (“IPO”) or other similar liquidity event within approximately one to five years from the date of investment. The Funds intend to hold the investments until an IPO or other similar liquidity event and then to make distributions to its investors when contractually permitted, which is estimated to be approximately six months following such IPO or liquidity event.

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

Placement agent fees attributable to such arrangements for the three months ended March 31, 2020 and 2019 were $852,000 and $6,111,000, respectively, and are included in investment banking in the condensed consolidated statements of operations.

Placement agent fees attributable to such arrangements for the six months ended March 31, 2020 and 2019 were $9,260,000 and $25,090,000, respectively, and are included in investment banking in the condensed consolidated statements of operations.

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

Disaggregation of Revenue

The following presents the Company’s revenues from contracts with customers disaggregated by major business activity and segment for the three and six months ended March 31, 2020 and 2019:

For the Three Months Ended March 31, 2020	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$33,333,000	$—	$—	$33,333,000
Investment banking	7,557,000	—	—	7,557,000
Investment advisory	9,273,000	—	—	9,273,000
Tax preparation and accounting	—	4,308,000	—	4,308,000
Sub-total revenue from contracts with customers	50,163,000	4,308,000	—	54,471,000
Other revenue	62,000	—	1,000	63,000
Total revenue	$50,225,000	$4,308,000	$1,000	$54,534,000

For the Six Months Ended March 31, 2020	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$58,274,000	$—	$—	$58,274,000
Investment banking	22,785,000	—	—	22,785,000
Investment advisory	16,662,000	—	—	16,662,000
Tax preparation and accounting	—	5,239,000	—	5,239,000
Sub-total revenue from contracts with customers	97,721,000	5,239,000	—	102,960,000
Other revenue	2,763,000	—	2,000	2,765,000
Total revenue	$100,484,000	$5,239,000	$2,000	$105,725,000

For the Three Months Ended March 31, 2019	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$24,389,000	$—	$—	$24,389,000
Investment banking	9,797,000	—	—	9,797,000
Investment advisory	5,514,000	—	—	5,514,000
Tax preparation and accounting	—	4,122,000	—	4,122,000
Sub-total revenue from contracts with customers	39,700,000	4,122,000	—	43,822,000
Other revenue	2,878,000	—	—	2,878,000
Total revenue	$42,578,000	$4,122,000	$—	$46,700,000

For the Six Months Ended March 31, 2019	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$47,549,000	$—	$—	$47,549,000
Investment banking	36,868,000	—	—	36,868,000
Investment advisory	11,372,000	—	—	11,372,000
Tax preparation and accounting	—	4,897,000	—	4,897,000
Sub-total revenue from contracts with customers	95,789,000	4,897,000	—	100,686,000
Other revenue	4,121,000	—	—	4,121,000
Total revenue	$99,910,000	$4,897,000	$—	$104,807,000

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2020.

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

The components of lease expense were as follows:

	Three Month Period Ended March 31, 2020	Six Month Period Ended March 31, 2020
Operating lease cost:	$1,332,000	$2,434,000

Finance lease cost:
Amortization of finance lease assets	$20,000	$39,000
Interest on finance lease liabilities	3,000	7,000
Total finance lease cost	$23,000	$46,000

Sublease income:	$108,000	$108,000

The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the condensed consolidated statements of financial condition as of March 31, 2020:

Fiscal Year Ending September 30,	Operating Leases	Finance Lease
Six months ending September 30, 2020	$2,181,000	$174,000
2021	4,118,000	—
2022	2,493,000	—
2023	2,333,000	—
2024	2,138,000	—
Thereafter	7,471,000	—
Total minimum lease payments	20,734,000	$174,000
Less: Amounts representing interest not yet incurred	4,076,000	3,000
Present value of lease obligations	$16,658,000	$171,000

As of March 31, 2020, the Company has an additional operating lease, primarily for additional office space in New Windsor, New York, that has not yet commenced.

The following table presents the balances for operating and finance right-of-use assets and lease liabilities:

Leases	Classification	March 31, 2020

Assets
Operating lease assets	Operating lease assets	$14,515,000
Finance lease assets	Fixed assets	374,000
Total lease assets		$14,889,000

Liabilities
Operating lease liabilities	Operating lease liabilities	$16,658,000
Finance lease liabilities	Other liabilities	171,000
Total lease liabilities		$16,829,000

The table below presents additional information related to the Company’s leases as of March 31, 2020:

Six Month Period Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$7,000
Operating cash flows from operating leases	$1,767,000
Financing cash flows from finance leases	$116,000

Weighted Average Remaining Lease Term:
Operating Leases	7.30 years

Weighted Average Discount Rate:
Operating Leases	5.50%

NOTE 22. SUBSEQUENT EVENT

Paycheck Protection Program

On April 10, 2020, NSC entered into a Promissory Note (the “NSC Note”) with Axos Bank as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to NSC under the Paycheck Protection Program (the “NSC Loan”) offered by the U.S. Small Business Administration (the “SBA”) pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to qualified small businesses (the “PPP”) in a principal amount of $5,523,738. On April 15, 2020, WEC also entered into a Promissory Note (the “WEC Note” and together with the NSC Note, the “PPP Notes”) with the Lender, pursuant to which the Lender agreed to make a loan to WEC under the PPP (the “WEC Loan” and together with the NSC Loan, the “PPP Loans”) in a principal amount of $973,062.

The interest rate on each PPP Note is a fixed rate of 1% per annum. Interest is calculated by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. The applicable borrower is required to make monthly payments commencing on the first day of the first full calendar month following the end of the six (6) month period following the funding date, which was April 13, 2020 in the case of the NSC Note and April 16, 2020 in the case of the WEC Note (the “Deferral Period”), and such payments shall continue to be due and payable on the first day of each calendar month thereafter until the date that is two (2) years following the funding date (the “Maturity Date”), or April 13, 2022 in the case of the NSC Note and April 16, 2022 in the case of the WEC Note. Monthly payment amounts are based on repayment of interest accrued during the Deferral Period, interest accruing until and including the Maturity Date, and full amortization of the outstanding principal balance.

The proceeds of each PPP Loan are to be used to pay for payroll costs, continuation of group health care benefits during periods of paid sick, medical, or family leave, or insurance premiums; salaries or commissions or similar compensation; rent; utilities; and interest on certain other outstanding debt; however, 75% of the proceeds of each PPP Loan must be used for payroll purposes.

According to the terms of the PPP, all or a portion of loans under the PPP may be forgiven if certain conditions set forth in the CARES Act and the rules of the SBA are met.

At its option, each of NSC and WEC may prepay all or a portion of its PPP Loan without penalty.

Each PPP Note includes events of default, the occurrence and continuation of which would provide the Lender with the right to exercise remedies against NSC or WEC, as applicable, including the right to declare the entire unpaid principal balance under the applicable PPP Note and all accrued unpaid interest immediately due.

COVID-19 Update and Action

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. It has also disrupted the normal operations of many businesses, including the Company’s.

As a result of the spread of COVID-19, economic uncertainties have arisen, which are likely to negatively impact the Company’s businesses, financial condition, results of operations, cash flows, strategies and prospects. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on developments that are highly uncertain and cannot be predicted, including the duration and spread of the outbreak and its impact on the Company’s clients, employees and vendors and the markets in which the Company operates its businesses. The extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

The Company’s management put cost-savings plans into effect to mitigate the cash drain that potential, downward pressure on its business might cause. In particular, the Company’s management made the very difficult decision to downsize its staff, significantly reduce compensation for many employees and implement moratoriums in variable spending categories. The Company anticipates that these measures will significantly reduce cash outflows beginning with the Company’s third fiscal quarter, which began April 1, 2020.

NSC and WEC have also applied for and received loans from the PPP, a significant part of the U.S. government’s pandemic stimulus. The Company anticipates the use of the proceeds from the PPP Loans will result in the repayment of the loans being forgiven. For more information, see the “Paycheck Protection Program” section above.

B. Riley Proposal

On April 30, 2020, B. Riley and the Company entered into a waiver of certain provisions of the B. Riley Agreement and in connection therewith, B. Riley amended its Schedule 13D filing relating to the Company and sent the Board a letter containing a proposal regarding the Company. The Company’s Board formed a Special Committee of non-executive, independent directors to review the B. Riley proposal. The Company does not anticipate having any further comment unless and until a definitive agreement is reached.

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

OVERVIEW

We are engaged in independent brokerage and advisory services and asset management services, investment banking, equity research and institutional sales and trading, through our broker-dealer subsidiaries, NSC and WEC. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our retail, corporate and institutional clients. Our wholly-owned subsidiary, NAM, is a federally-registered investment adviser that provides asset management advisory services to clients for a fee based upon a percentage of assets managed. We also provide tax preparation services through National Tax, which provides tax preparation services to individuals, predominantly in the middle and upper income tax brackets and accounting services to small and midsize companies.

NSC and WEC are subject to regulation by, among others, the SEC, FINRA and is a member of the SIPC. In addition, NSC is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico and the U.S. Virgin Islands. National Tax is also subject to regulation by, among others, the Internal Revenue Service.

On December 31, 2019, we completed our previously announced acquisition of all of the outstanding equity interests of Winslow Evans & Crocker, Inc., a Massachusetts corporation (“WEC”), Winslow, Evans & Crocker Insurance Agency, Inc., a Massachusetts corporation (“WIA”), and Winslow Financial, Inc., a Massachusetts corporation (“WF”). See Note 7 of the notes to the condensed consolidated financial statements for additional information.

As of March 31, 2020, we had approximately 1,000 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 30 Company offices located in New York, New Jersey, Florida, Texas, Massachusetts and Washington, we had approximately 100 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

COVID-19 Update and Action

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Almost every individual and entity throughout the world, regardless of age, status, function or industry, has been adversely impacted either emotionally, physically, or both in the few short months of this global pandemic. The Company and its subsidiaries are no exception.

The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. As a result of the spread of COVID-19, economic uncertainties have arisen which have negatively impacted and are likely to continue to negatively impact our businesses, financial condition, results of operations, cash flows, strategies and prospects. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our clients, employees, vendors and the markets in which we operate our businesses, all of which are uncertain at this time and cannot be predicted. The extent to which COVID-19 may impact our financial condition or results of operations cannot be reasonably estimated at this time.

In early March, our management recognized the potential gravity of this pandemic and engaged the entire organization to execute our business continuity plans to ensure that our employees, independent registered representatives and clients could operate, and be properly supported, remotely, enabling the continued operation of our business and service of our clients. Our investments in technology and infrastructure over recent years have allowed our team to function normally, as connectivity issues have proven minimal. Our executives are in constant contact to address issues and direct the evolution of our continuity plans, and our technology team continues to execute and support our associates exceedingly well.

Recognizing that business would be interrupted to a potentially significant extent, cost-savings plans were immediately put into effect to mitigate the cash drain that downward pressure on our business might create. Accordingly, we have made the very difficult decision to downsize our staff, reduce remaining salaries across the board at percentages appropriate for our various salary categories, and implement other moratoriums in variable spending categories. These measures are intended to significantly reduce cash outflows for quarters beginning with our third fiscal quarter, which began April 1, 2020.

Certain of our subsidiaries have applied for and received loans from the Small Business Administration’s Payroll Protection Plan program, a significant part of the U.S. government’s pandemic stimulus. We anticipate that the use of proceeds from the PPP loans will result in repayment of the loans being forgiven. See Note 22 of the notes to the condensed consolidated financial statements for additional information.

All of these actions have been taken to enhance the ongoing viability and strength of our organization, preparing the Company for the challenges of the COVID-19 disruption and business growth opportunities in the future.

B. Riley Proposal

On April 30, 2020, B. Riley and the Company entered into a waiver of certain provisions of the B. Riley Agreement and in connection therewith, B. Riley amended its Schedule 13D filing relating to the Company and sent the Board a letter containing a proposal regarding the Company. The Company’s Board formed a Special Committee of non-executive, independent directors to review the B. Riley proposal. The Company does not anticipate having any further comment unless and until a definitive agreement is reached.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Summary

Our second quarter ended March 31, 2020 resulted in a 17% increase in revenues and a 14% increase in operating expenses as compared to the comparative period last year. The COVID-19 outbreak has had a negative impact on our investment banking and private shares businesses in the current quarter ended March 31, 2020.

Revenues

Total revenues increased $7,834,000, or 17%, to $54,534,000, in the current quarter as compared to $46,700,000 recorded in the comparative period last year.

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions	$31,153,000	$22,801,000	$8,352,000	37%
Net dealer inventory (losses) gains	(1,220,000)	1,269,000	(2,489,000)	(196)
Investment banking	7,557,000	9,797,000	(2,240,000)	(23)
Investment advisory	9,273,000	5,514,000	3,759,000	68
Interest and dividends	1,125,000	1,412,000	(287,000)	(20)
Transaction fees and clearing services	2,180,000	1,588,000	592,000	37
Tax preparation and accounting	4,308,000	4,122,000	186,000	5
Other	158,000	197,000	(39,000)	(20)
Total Revenues	$54,534,000	$46,700,000	$7,834,000	17%

Commissions increased $8,352,000, or 37%, to $31,153,000 in the current quarter as compared to $22,801,000 recorded in the comparative period last year. This was mainly attributable to an increase in trading commission revenue and $1.1 million in incremental revenue due to the Winslow acquisition. Customer trading volumes across the industry (according to Bloomberg) increased 46% for the three months ended March 31, 2020 compared to the prior year period.

Net dealer inventory (losses) gains, decreased $2,489,000, or 196%, to $(1,220,000) in the current quarter as compared to a gain of $1,269,000 recorded in the comparative period last year. Due to the COVID-19 outbreak, asset values have been negatively impacted in most every industry segment, resulting in significant investment losses incurred during the current quarter. Unrealized losses on the firm’s warrant portfolio in the current period were $1.2 million compared to unrealized gains in the prior year period of $0.3 million.

Investment banking fees decreased $2,240,000, or 23%, to $7,557,000 in the current quarter as compared to $9,797,000 recorded in the comparative period last year. The prior year quarter was not particularly strong in either our investment banking or our private shares businesses, which underscores that due to the COVID-19 outbreak, anticipated investment banking deals have been delayed, deferred and/or canceled.

Investment advisory fees increased $3,759,000, or 68%, to $9,273,000 in the current quarter as compared to $5,514,000 recorded in the comparative period last year. A net increase in assets under management, due to increased registered representative recruiting, market valuation levels, and the continuing reallocation of some client assets to our investment advisory business contributed to the increase. In addition, $1.4 million in incremental revenue is due to the Winslow acquisition.

Interest and dividend income decreased $287,000, or 20%, to $1,125,000 in the current quarter as compared to $1,412,000 recorded in the comparative period last year. This was attributable to the drop in the Federal funds rate.

Transaction fees and clearing services increased $592,000, or 37%, to $2,180,000 in the current quarter as compared to $1,588,000 recorded in the comparative period last year. This was attributable to an increase in customer trading volumes as noted above.

Tax preparation and accounting fees increased $186,000, or 5%, to $4,308,000 in the current quarter as compared to $4,122,000 recorded in the comparative period last year. The current period increase is attributable to revenue generated by new business acquisitions, however due to the extension of the tax filing deadline as a result of the COVID-19 outbreak, some revenue generation has been delayed and is expected to be generated in subsequent quarters.

Other revenue decreased $39,000, or 20%, to $158,000 in the current quarter as compared to $197,000 recorded in the comparative period last year. This decrease is due to a decline of client participation in our fully paid stock lending program. Client participation in this program varies quarter to quarter.

Operating Expenses

Total operating expenses increased $7,150,000, or 14%, to $57,749,000 in the current quarter as compared to $50,599,000 recorded in the comparative period last year.

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions, compensation and fees	$49,343,000	$40,633,000	$8,710,000	21%
Clearing fees	754,000	530,000	224,000	42
Communications	1,099,000	697,000	402,000	58
Occupancy	1,225,000	980,000	245,000	25
License and registration	958,000	747,000	211,000	28
Professional fees	1,877,000	1,733,000	144,000	8
Interest	24,000	10,000	14,000	140
Depreciation and amortization	812,000	461,000	351,000	76
Other administrative expenses	1,657,000	4,808,000	(3,151,000)	(66)
Total Operating Expenses	$57,749,000	$50,599,000	$7,150,000	14%

Commissions, compensation, and fees increased $8,710,000, or 21%, to $49,343,000 in the current quarter as compared to $40,633,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue earned, investment banking and investment advisory revenues, as well as compensation to our non-broker employees. The increase is primarily related to higher commissions revenue and therefore higher variable compensation expense. Commissions is our lowest margin business. In addition, $2 million in incremental expense is due to the Winslow acquisition.

Clearing fees increased $224,000, or 42%, to $754,000 in the current quarter as compared to $530,000 recorded in the comparative period last year. The increase is primarily due to the incremental expense as a result of the Winslow acquisition.

Communications expenses increased $402,000, or 58%, to $1,099,000 in the current quarter as compared to $697,000 recorded in the comparative period last year. The increase is primarily due to the incremental expense as a result of the Winslow acquisition.

Occupancy expenses increased $245,000, or 25%, to $1,225,000 in the current quarter as compared to $980,000 recorded in the comparative period last year. The increase is primarily due to the incremental expense as a result of the Winslow acquisition.

License and registration expense increased by $211,000, or 28%, to $958,000 in the current quarter as compared to $747,000 recorded in the comparative period last year. This increase is attributable to new licenses for software applications as we continue to invest in and implement technology enhancements.

Professional fees increased by $144,000, or 8% to $1,877,000 in the current quarter as compared to $1,733,000 recorded in the comparative period last year.

Interest expense increased by $14,000, to $24,000 in the current quarter as compared to $10,000 recorded in the comparative period last year.

Depreciation and amortization expenses increased $351,000, or 76% to $812,000 in the current quarter as compared to $461,000 recorded in the comparative period last year due to higher amortization expense for new customer list intangibles as a result of new business acquisitions.

Other administrative expenses decreased $3,151,000, or 66%, to $1,657,000 in the current quarter as compared to $4,808,000 recorded in the comparative period last year. This decrease as compared to the prior year quarter, is primarily due to higher costs for arbitration settlements recorded in the prior year quarter.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

Summary

Our six months ended March 31, 2020 resulted in a 1% increase in revenues and 4% increase in operating expenses as compared to the comparative period last year. We estimate that $7 million of revenue was lost in the current period due to investment banking and private share deal postponements and cancellations.

Revenues

Total revenues increased $918,000, or 1%, to $105,725,000 in the six months ended March 31, 2020 as compared to $104,807,000 recorded in the comparative period last year.

	Six Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions	$54,320,000	$43,812,000	$10,508,000	24%
Net dealer inventory (losses) gains	(28,000)	766,000	(794,000)	(104)
Investment banking	22,785,000	36,868,000	(14,083,000)	(38)
Investment advisory	16,662,000	11,372,000	5,290,000	47
Interest and dividends	2,519,000	2,996,000	(477,000)	(16)
Transaction fees and clearing services	3,954,000	3,737,000	217,000	6
Tax preparation and accounting	5,239,000	4,897,000	342,000	7
Other	274,000	359,000	(85,000)	(24)
Total Revenues	$105,725,000	$104,807,000	$918,000	1%

Commissions increased $10,508,000, or 24%, to $54,320,000 in the six months ended March 31, 2020 as compared to $43,812,000 recorded in the comparative period last year. Retail commissions increased due to higher customer trading volumes in the current quarter and $1.1 million in incremental revenue due to the Winslow acquisition, compared to the slower period a year ago which was impacted by interest rate concerns, volatile markets and the impending government shutdown.

Net dealer inventory (losses) gains decreased $794,000, or 104%, to $(28,000) in the six months ended March 31, 2020 as compared to $766,000 recorded in the comparative period last year. Due to the COVID-19 outbreak, asset values have been negatively impacted in most every industry segment, resulting in significant investment losses incurred during the current quarter.

Investment banking fees decreased $14,083,000, or (38)%, to $22,785,000 in the six months ended March 31, 2020 as compared to $36,868,000 recorded in the comparative period last year. The prior year was particularly strong in both our traditional investment banking business as well as our private shares business. Additionally due to the COVID-19 outbreak, investment banking and private share deals have been delayed, deferred and/or canceled.

Investment advisory fees increased $5,290,000, or 47%, to $16,662,000 in the six months ended March 31, 2020 as compared to $11,372,000 recorded in the comparative period last year. A net increase in assets under management, due to increased registered representative recruiting, market valuation levels, and the continuing reallocation of some client assets to our investment advisory business contributed to the increase. In addition, $1.4 million in incremental revenue is due to the Winslow acquisition.

Interest and dividends decreased $477,000, or 16%, to $2,519,000 in the six months ended March 31, 2020 as compared to $2,996,000 recorded in the comparative period last year. This decrease is primarily attributable to the drop in the Federal funds rate.

Transaction fees and clearing services increased $217,000, or 6%, to $3,954,000 in the six months ended March 31, 2020 as compared to $3,737,000 recorded in the comparative period last year. This increase is primarily attributable to an increase in customer trading volumes.

Tax preparation and accounting fees increased $342,000, or 7%, to $5,239,000 in the six months ended March 31, 2020 as compared to $4,897,000 recorded in the comparative period last year. The current period increase is attributable to revenue generated by new business acquisitions, however due to the extension of the tax filing deadline as a result of the COVID-19 outbreak, some revenue generation has been delayed and expected to be generated in subsequent quarters.

Other revenue decreased $85,000, or 24%, to $274,000 in the six months ended March 31, 2020 from $359,000 recorded in the comparative period last year. This decrease is due to a decline of client participation in our fully paid stock lending program. Client participation in this program varies quarter to quarter.

Operating Expenses

Total operating expenses increased $3,891,000, or 4%, to $111,280,000 in the six months ended March 31, 2020 as compared to $107,389,000 recorded in the comparative period last year.

	Six Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions, compensation and fees	$94,642,000	$90,043,000	$4,599,000	5%
Clearing fees	1,078,000	1,289,000	(211,000)	(16)
Communications	1,773,000	1,519,000	254,000	17
Occupancy	2,393,000	1,906,000	487,000	26
License and registration	1,983,000	1,326,000	657,000	50
Professional fees	4,071,000	3,717,000	354,000	10
Interest	38,000	18,000	20,000	111
Depreciation and amortization	1,342,000	858,000	484,000	56
Other administrative expenses	3,960,000	6,713,000	(2,753,000)	(41)
Total Operating Expenses	$111,280,000	$107,389,000	$3,891,000	4%

Commissions, compensation, and fees increased $4,599,000, or 5%, to $94,642,000 in the six months ended March 31, 2020 as compared to $90,043,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue, net dealer inventory gains, investment banking and investment advisory, as well as compensation to our non-broker employees. The increase is primarily related to higher commissions revenue and therefore higher variable compensation expense. Commissions is our lowest margin business. In addition, $2 million in incremental expense is due to the Winslow acquisition.

Clearing fees decreased $211,000, or 16%, to $1,078,000 in the six months ended March 31, 2020, as compared to $1,289,000 recorded in the comparative period last year. This decrease is primarily due to higher charge backs to registered representatives for clearing fees offset in part by the incremental expense as a result of the Winslow acquisition.

Communications expenses increased $254,000, or 17%, to $1,773,000 in the six months ended March 31, 2020, as compared to $1,519,000 recorded in the comparative period last year. The increase is primarily due to the incremental expense as a result of the Winslow acquisition.

Occupancy expenses increased $487,000, or 26%, to $2,393,000 in the six months ended March 31, 2020, as compared to $1,906,000 recorded in the comparative period last year; The increase is primarily due to several small locations opened later in fiscal year 2019 as part of the company's geographical expansion as well as the incremental expense as a result of the Winslow acquisition.

License and registration fees increased $657,000, or 50%, to $1,983,000 in the six months ended March 31, 2020, as compared to $1,326,000 recorded in the comparative period last year. This increase is attributable to licenses for software applications as we continue to invest in and implement technology enhancement.

Professional fees increased $354,000, or 10%, to $4,071,000 in the six months ended March 31, 2020, as compared to $3,717,000 recorded in the comparative period last year.

Interest expense increased $20,000, to $38,000 in the six months ended March 31, 2020, as compared to $18,000 recorded in the comparative period last year.

Depreciation and amortization expenses increased $484,000, or 56%, to $1,342,000 in the six months ended March 31, 2020, as compared to $858,000 recorded in the comparative period last year. Higher amortization expense for new customer list intangibles as a result of new business acquisitions contributed to the majority of the increase.

Other administrative expenses decreased $2,753,000, or 41%, to $3,960,000 in the six months ended March 31, 2020, as compared to $6,713,000 recorded in the comparative period last year. This decrease as compared to the prior year period, is primarily due to higher costs for arbitration settlements recorded in the prior year period.

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

For the three months ended March 31, 2020 and 2019, EBITDA, as adjusted, was $253,000 and $(2,077,000), respectively. The increase of $2,330,000, or 112%, resulted primarily from higher revenue generation in the current quarter.

For the six months ended March 31, 2020 and 2019, EBITDA, as adjusted, was $(648,000) and $2,164,000, respectively. The decrease of $2,812,000 , or 130%, resulted primarily from lower profitability and losses incurred on investment positions in the current period.

The following table presents a reconciliation of EBITDA, as adjusted, to net income (loss) as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss) attributable to common shareholders, as reported	$(1,763,000)	$(2,785,000)	$(3,356,000)	$(1,829,000)
Interest expense	24,000	10,000	38,000	18,000
Income taxes	(453,000)	(1,108,000)	(1,178,000)	(741,000)
Depreciation	252,000	172,000	495,000	341,000
Amortization	560,000	289,000	847,000	517,000
EBITDA	(1,380,000)	(3,422,000)	(3,154,000)	(1,694,000)
Non-cash compensation expense	538,000	1,480,000	1,445,000	2,802,000
Forgivable loan amortization	224,000	162,000	387,000	333,000
Unrealized loss (gain) on the firm's warrant portfolio	1,168,000	(297,000)	971,000	723,000
Gain on disposal of National Tax branch	(297,000)	—	(297,000)	—
EBITDA, as adjusted	$253,000	$(2,077,000)	$(648,000)	$2,164,000

EBITDA, adjusted for non-cash compensation expense, forgivable loan amortization, unrealized loss (gain) on the firm’s warrant portfolio and gain on disposal of National Tax branch, is a key metric we use in evaluating our business. EBITDA and EBITDA, as adjusted, are considered non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending balance at March 31,		Average balance during the first six months of fiscal year ending September 30,
	2020	2019	2020	2019
Cash	$18,847,000	$25,881,000	$23,704,000	$28,205,000
Receivables from broker-dealers and clearing organizations	4,638,000	3,451,000	3,373,000	3,390,000
Securities owned (excludes warrants)	2,897,000	1,905,000	5,018,000	1,794,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	20,146,000	21,151,000	22,492,000	21,060,000

At March 31, 2020 and 2019 respectively, 28% and 45% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

NSC is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At March 31, 2020, NSC had net capital of $2,100,158 which was $1,100,158 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

WEC is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Net Capital Rule, shall not exceed 15 to 1. At March 31, 2020, WEC had net capital of $1,086,934 which was $986,934 in excess of its required net capital of $100,000. WEC's ratio of aggregate indebtedness to net capital was 0.7 to 1. WEC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC and WEC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that NSC and WEC may dividend or advance to us. During the first three and six months of fiscal 2020 and 2019, NSC and WEC were in compliance with the rules governing dividend payments and other equity withdrawals.

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

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $111,000 and $1,000,000 during the first six months of fiscal 2020 and 2019, respectively.

Cash Flows - Operating Activities

Net cash (used in) provided by operating activities was $(8,776,000) and $(713,000) for the six months ended March 31, 2020 and 2019, respectively.

During the six months ended March 31, 2020, net cash used in operating activities was primarily attributable to:

•
$(3,959,000) of net loss, which included $3,319,000 in non-cash items, consisting primarily of (i) $1,445,000 of stock-based compensation expense, (ii) $1,342,000 of depreciation and amortization expense, and (iii) $1,515,000 of amortization of operating lease assets. These items were partially offset by $1,178,000 of deferred tax benefit; and

•
Changes in operating assets and liabilities consisting primarily of (i) a $7,175,000 decrease in accounts payable, accrued expenses and other liabilities, (ii) a $2,288,000 increase in other receivables, (iii) a $2,803,000 increase in forgivable loans receivable, (iv) a $511,000 increase in prepaid expenses and (v) a $1,099,000 increase in receivables from broker dealers and clearing organizations. These items were partially offset by (i) a $6,009,000 decrease in securities owned.

During the six months ended March 31, 2019, net cash used in operating activities was primarily attributable to:

•
$(1,829,000) of net loss, which included $3,672,000 in non-cash items, consisting primarily of (i) $2,802,000 of stock-based compensation expense, (ii) $858,000 of depreciation and amortization expense, and (iii) $333,000 of amortization of forgivable loans; and

•
Changes in operating assets and liabilities consisting primarily of (i) a $1,281,000 increase in prepaid expenses, (ii) a $684,000 increase in other receivables, (iii) a $315,000 increase in forgivable loans receivable and (iv) a $989,000 decrease in accounts payable. These items were partially offset by (i) a $516,000 decrease in receivables from broker dealers and clearing organizations, and (ii) a $180,000 decrease in securities owned.

Cash Flow - Investing Activities

Net cash used in investing activities was $2,091,000 and $1,065,000 for the six months ended March 31, 2020 and 2019, respectively. Net cash used in investing activities during the six months ended March 31, 2020 was primarily attributable to the acquisition of businesses and during the six months ended March 31, 2019, was primarily attributable to the acquisition of businesses and the purchase of fixed assets.

Cash Flow - Financing Activities

Net cash used in financing activities was $727,000 and $456,000 for the six months ended March 31, 2020 and 2019, respectively. Net cash used in financing activities for the six months ended March 31, 2020, was primarily attributable to (i) $270,000 for the repurchase of common stock for tax withholding, (ii) $176,000 of contingent considerations payments and (iii) $165,000 for principal payments under finance obligations. Net cash used in financing activities for the six months ended March 31, 2019, was primarily attributable to the repurchase of common stock for tax withholding and principal payments under finance obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

INFLATION

We believe inflation has not had a material effect on our financial condition as of March 31, 2020, and September 30, 2019, or on our results of operations and cash flows for the six months ended March 31, 2020 and 2019.

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

The following table shows the fair values of our securities owned as of March 31, 2020. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2020 will have a material adverse effect on our consolidated financial position or results of operations.

Securities owned
Corporate stocks	$1,836,000
Municipal bonds	229,000
Restricted stock	731,000
Corporate bonds	101,000
Warrants	4,686,000
Total	$7,583,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 3, 2019, a lawsuit was filed against National Securities Corporation, National Asset Management, Inc., the Company, the Company’s current board members and certain former board members, certain officers of the Company, John Does 1–10, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York, captioned Kay Johnson v. National Securities Corporation, et al., Case No. 1:19-cv-06197-LTS. The complaint presents three purported derivative causes of action on behalf of the Company, and five causes of action by the plaintiff directly. As part of the derivative claims, the complaint generally alleges that certain of the individual defendants failed to establish and maintain adequate internal controls to ensure that the Board acted in accordance with its fiduciary duties to prevent and uncover alleged legal and regulatory misconduct and wrongdoing on the part of a National officer. As part of its claims brought directly by the plaintiff, the complaint generally alleges that certain individual and corporate defendants wrongfully terminated the employment of the plaintiff in violation of the Dodd-Frank Act and applicable common law, or conspired to do so. The complaint further alleges that certain corporate defendants violated the Equal Pay Act with regards to the plaintiff’s compensation. The complaint seeks monetary damages in favor of the Company, an order directing the Company’s board members to take actions to enhance the Company’s governance, compensatory and punitive damages in favor of the plaintiff, and attorneys’ fees and costs. On February 2, 2020, the plaintiff filed an amended complaint presenting additional causes of action. The Company has notified its insurer of the lawsuit and believes it has valid defenses to the asserted claims of the complaint. On March 18, 2020, the defendants filed a motion to dismiss the amended complaint.  The plaintiff filed an opposition to the defendants’ motion to dismiss on April 15, 2020, and the defendants filed a reply in further support of the motion to dismiss on May 6, 2020.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019, which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and such risk factor disclosure is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the new risk factor set forth below. There have been no other material changes from the risk factors previously disclosed.

The novel coronavirus pandemic (COVID-19) and the response to it have negatively affected the global economy and financial markets and have disrupted and may further disrupt our operations and our registered representatives’ operations, and we expect these circumstances, and potentially other, related circumstances that are unpredictable at this time, to have a material adverse effect on our business, operations and financial condition.

In December 2019, an outbreak of respiratory illness caused by a novel coronavirus, commonly referred to as COVID-19, began in Wuhan, China. The World Health Organization has declared the outbreak a pandemic and a global public health emergency. In addition to those who have been directly affected, millions more have been affected by government efforts in the United States and around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures. The pandemic and measures taken in response by governments, private industry, individuals and others have also had significant direct and indirect adverse impacts on businesses and commerce as financial markets have been disrupted; facilities and production have been suspended; and demand for certain goods and services has spiked, while demand for other goods and services has decreased significantly.

The future progression of the pandemic and its effects on our business and operations are highly uncertain. The pandemic has significantly impacted market valuations, resulting in significant inventory losses, and caused investment banking deals to be delayed, deferred and/or canceled, and may continue to do so. In addition, a sustained and continuing market downturn could lead to declines in customer trading volumes and, therefore, to a decline in the revenues we receive from commissions and transactions fees and clearing services. Furthermore, investment advisory fees have been and may continue to be negatively impacted by decreased market valuations. These developments have negatively impacted, and will likely continue to negatively impact, our liquidity position and our growth strategy.

We have experienced, and expect to continue to experience, disruptions in our operations and our registered representatives’ operations. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may also experience limitations in employee resources, including because of the downsizing and salary reductions we have completed, sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people.

The coronavirus pandemic continues to rapidly evolve. There may be other material adverse impacts on our business, operations and financial condition that are unpredictable at this time, including difficulties in recruiting registered representatives and qualified employees during the pandemic and once it subsides. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our employees, registered representatives, clients and the markets in which we operate our businesses, all of which are uncertain at this time and cannot be predicted.

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

NATIONAL HOLDINGS CORPORATION

May 14, 2020	By:	/s/ Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
(Principal Executive Officer)

May 14, 2020	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)