Form 10-Q
period 2020-06-30
NATIONAL HOLDINGS CORP
filed 2020-08-13
CIK 1023844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO☒

As of July 31, 2020 there were 13,584,593 shares of the registrant’s common stock outstanding.

NATIONAL HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2020

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

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (i) general economic conditions; (ii) our ability to obtain future financing or funds when needed; (iii) our ability to maintain sufficient regulatory net capital; (iv) the ability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers; (v) a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed; (vi) increased competition from business development portals; (vii) technological changes; (viii) our potential inability to implement our growth strategy through acquisitions or joint ventures; (ix) acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; (x) our continued ability to maintain and execute our business strategy; (xi) the impact of the ongoing COVID-19 pandemic on our business operations; and (xii) the previously announced offer from B. Riley Financial regrading a potential transaction involving our shares of common stock.

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

PART I.        FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (Unaudited)	September 30, 2019
ASSETS
Cash	$30,594,000	$30,443,000
Restricted cash	961,000	960,000
Cash deposits with clearing organizations	653,000	436,000
Securities owned, at fair value	7,891,000	12,481,000
Receivables from broker-dealers and clearing organizations	3,645,000	3,490,000
Forgivable loans receivable	4,244,000	1,834,000
Other receivables, net	11,056,000	5,672,000
Prepaid expenses	3,396,000	3,639,000
Fixed assets, net	4,523,000	5,067,000
Intangible assets, net	10,420,000	5,441,000
Goodwill	7,903,000	5,153,000
Deferred tax asset, net	4,776,000	4,560,000
Operating lease assets	14,637,000	—
Other assets	1,475,000	2,031,000
Total Assets	$106,174,000	$81,207,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued commissions and payroll payable	$17,746,000	$18,590,000
Accounts payable and accrued expenses	8,381,000	8,643,000
Deferred clearing and marketing credits	210,000	367,000
Contingent consideration	6,850,000	1,620,000
Operating lease liabilities	16,858,000	—
PPP loans	6,509,000	—
Other	1,870,000	388,000
Total Liabilities	58,424,000	29,608,000

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at June 30, 2020 and September 30, 2019; 13,584,593 shares issued and outstanding at June 30, 2020 and 13,158,441 shares issued and outstanding at September 30, 2019	271,000	263,000
Additional paid-in-capital	92,336,000	90,354,000
Accumulated deficit	(44,857,000)	(40,779,000)
Total National Holdings Corporation Stockholders’ Equity	47,750,000	49,838,000
Non-controlling interest	—	1,761,000
Total Stockholders’ Equity	47,750,000	51,599,000

Total Liabilities and Stockholders’ Equity	$106,174,000	$81,207,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2020	2019	2020	2019
Revenues
Commissions	$30,821,000	$21,434,000	$85,141,000	$65,246,000
Net dealer inventory gains	1,421,000	167,000	1,393,000	933,000
Investment banking	14,730,000	15,824,000	37,515,000	52,692,000
Investment advisory	8,709,000	7,577,000	25,371,000	18,949,000
Interest and dividends	870,000	1,434,000	3,389,000	4,430,000
Transaction fees and clearing services	2,262,000	1,465,000	6,216,000	5,202,000
Tax preparation and accounting	2,807,000	2,675,000	8,046,000	7,572,000
Other	96,000	199,000	370,000	559,000
Total Revenues	61,716,000	50,775,000	167,441,000	155,583,000

Operating Expenses
Commissions, compensation and fees	53,183,000	42,077,000	147,825,000	132,120,000
Clearing fees	611,000	492,000	1,689,000	1,781,000
Communications	814,000	720,000	2,587,000	2,239,000
Occupancy	1,349,000	966,000	3,742,000	2,872,000
License and registration	1,084,000	934,000	3,067,000	2,260,000
Professional fees	2,360,000	1,130,000	6,431,000	4,848,000
Interest	26,000	8,000	63,000	26,000
Depreciation and amortization	755,000	461,000	2,098,000	1,320,000
Other administrative expenses	2,174,000	2,773,000	6,133,000	9,484,000
Total Operating Expenses	62,356,000	49,561,000	173,635,000	156,950,000
Income (Loss) before Other Income (Expense) and Income Taxes	(640,000)	1,214,000	(6,194,000)	(1,367,000)

Other Income (Expense)
Gain on disposal of National Tax branch	—	—	297,000	—
Other income (expense)	10,000	6,000	131,000	18,000
Total Other Income	10,000	6,000	428,000	18,000
Income (Loss) before Income Taxes	(630,000)	1,220,000	(5,766,000)	(1,349,000)

Income tax expense (benefit)	(235,000)	88,000	(1,412,000)	(652,000)
Net Income (Loss)	(395,000)	1,132,000	(4,354,000)	(697,000)

Net (income) loss attributable to non-controlling interest	(327,000)	(899,000)	276,000	(899,000)
Net income (loss) attributable to National Holdings Corporation common shareholders	$(722,000)	$233,000	$(4,078,000)	$(1,596,000)

Net income (loss) per share attributable to National Holdings Corporation common shareholders - Basic	$(0.05)	$0.02	$(0.31)	$(0.13)
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Diluted	$(0.05)	$0.02	$(0.31)	$(0.13)

Weighted average number of shares outstanding - Basic	13,516,869	12,931,660	13,349,669	12,751,712
Weighted average number of shares outstanding - Diluted	13,516,869	13,251,379	13,349,669	12,751,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	$
Balance, September 30, 2019	13,158,441	$263,000	$90,354,000	$(40,779,000)	$1,761,000	$51,599,000
Stock-based compensation for restricted stock units	—	—	907,000	—	—	907,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 52,291 shares valued at $139,000 tendered for tax withholding	120,394	2,000	(141,000)	—	—	(139,000)
Net income (loss)	—	—	—	(1,593,000)	94,000	(1,499,000)
Balance, December 31, 2019	13,278,835	265,000	91,120,000	(42,372,000)	1,855,000	50,868,000
Stock-based compensation for restricted stock units	—	—	538,000	—	—	538,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 48,689 shares valued at $131,000 tendered for tax withholding	197,684	4,000	(135,000)	—	—	(131,000)
Net loss	—	—	—	(1,763,000)	(697,000)	(2,460,000)
Balance, March 31, 2020	13,476,519	269,000	91,523,000	(44,135,000)	1,158,000	48,815,000
Stock-based compensation for restricted stock units	—	—	873,000	—	—	873,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 40,807 shares valued at $58,000 tendered for tax withholding	108,074	2,000	(60,000)	—	—	(58,000)
Distributions to non-controlling interest	—	—	—	—	(1,485,000)	(1,485,000)
Net income (loss)	—	—	—	(722,000)	327,000	(395,000)
Balance, June 30, 2020	13,584,593	$271,000	$92,336,000	$(44,857,000)	$—	$47,750,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
(Unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	$
Balance, September 30, 2018	12,541,890	$250,000	$86,510,000	$(39,825,000)	$—	$46,935,000
Cumulative effect of adoption of ASC 606				(135,000)		(135,000)
Balance, Balance, October 1, 2018	12,541,890	250,000	86,510,000	(39,960,000)	—	46,800,000
Stock-based compensation for restricted stock units	—	—	1,322,000	—	—	1,322,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 31,762 shares valued at $101,000 tendered for tax withholding	68,655	2,000	(103,000)	—	—	(101,000)
Net income	—	—	—	956,000	—	956,000
Balance, December 31, 2018	12,610,545	252,000	87,729,000	(39,004,000)	—	48,977,000
Issuance of shares of common stock for warrant exercises	38	—	—	—	—	—
Stock-based compensation for restricted stock units	—	—	1,480,000	—	—	1,480,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 45,228 shares valued at $131,000 tendered for tax withholding	289,283	6,000	(137,000)	—	—	(131,000)
Net loss	—	—	—	(2,785,000)	—	(2,785,000)
Balance, March 31, 2019	12,899,866	258,000	89,072,000	(41,789,000)	$—	47,541,000
Stock-based compensation for restricted stock units	—	—	720,000	—	—	720,000
Issuance of shares of common stock with respect to vested restricted stock units and awards, net of 43,726 shares valued at $127,000 tendered for tax withholding	165,098	3,000	(130,000)	—	—	(127,000)
Net income	—	—	—	233,000	899,000	1,132,000
Balance, June 30, 2019	13,064,964	$261,000	$89,662,000	$(41,556,000)	$899,000	$49,266,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Month Period Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,354,000)	$(697,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	2,098,000	1,320,000
Amortization of forgivable loans	649,000	500,000
Stock-based compensation	2,318,000	3,522,000
Provision (recovery) for doubtful accounts	253,000	(93,000)
Amortization of deferred clearing and marketing credit	(157,000)	(157,000)
Increase in fair value of contingent consideration	74,000	47,000
Deferred tax (benefit) expense	(1,412,000)	26,000
Gain on disposal of National Tax branch	(297,000)	—
Amortization of operating lease assets	2,366,000	—
Changes in assets and liabilities, net of business acquisitions
Cash deposits with clearing organizations	(10,000)	—
Securities owned, at fair value	5,701,000	197,000
Receivables from broker-dealers and clearing organizations	(106,000)	715,000
Forgivable loans receivable	(3,238,000)	(549,000)
Other receivables, net	(4,677,000)	(1,857,000)
Prepaid expenses	675,000	(724,000)
Other assets	69,000	68,000
Accrued commissions and payroll payable, accounts payable and accrued expenses and other liabilities	(1,343,000)	(1,908,000)
Securities sold, but not yet purchased, at fair value	(203,000)	1,000
Net cash provided by (used in) operating activities	(1,594,000)	411,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash received (Note 7)	(2,021,000)	(387,000)
Purchase of fixed assets	(119,000)	(1,686,000)
Collection on notes receivable	59,000	86,000
Net cash used in investing activities	(2,081,000)	(1,987,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for tax withholding	(328,000)	(359,000)
Principal payments under finance lease obligations	(175,000)	(166,000)
Principal payments under finance obligations	(222,000)	(225,000)
Proceeds from PPP related loans	6,497,000	—
Contingent consideration payments	(460,000)	(457,000)
Distributions to non-controlling interest	(1,485,000)	—
Net cash provided by (used in) financing activities	3,827,000	(1,207,000)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	152,000	(2,783,000)

CASH AND RESTRICTED CASH BALANCE
Beginning of the period	31,403,000	29,273,000
End of the period	$31,555,000	$26,490,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	For The Nine Month Period Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$43,000	$26,000
Income taxes, net of refunds	$58,000	$162,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$7,000	$40,000
Finance obligation	$—	$958,000
Businesses acquired (See Note 7)
Assets acquired including goodwill	$10,121,000	$1,815,000
Contingent consideration payable	(5,616,000)	(1,428,000)
Additional consideration payable (net operating capital)	(873,000)	—
Escrow deposit	(500,000)	—
Cash received	(1,111,000)	—
Cash paid, net of cash received	$2,021,000	$387,000
Sale of National Tax branch:
Notes receivable (included in other receivables)	$636,000	$—
Disposal of goodwill	(239,000)	—
Disposal of intangible assets, net	(100,000)	—
Gain on disposal of National Tax branch	$297,000	$—

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of June 30, 2020 and for the three and nine months ended June 30, 2020 and 2019 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for additional disclosures and accounting policies.

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

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At June 30, 2020 and September 30, 2019, the receivables of $3,645,000 and $3,490,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset-based fee revenues associated with the Company’s investment advisory business.

Other receivables at June 30, 2020 and September 30, 2019 consist of the following:

	June 30,	September 30,
	2020	2019
Trailing fees	$1,713,000	$947,000
Accounts receivable for tax and accounting services	997,000	686,000
Allowance for doubtful accounts - tax and accounting services	(399,000)	(282,000)
Advances to registered representatives	2,012,000	1,383,000
Investment banking receivable	1,630,000	411,000
Advisory fees	522,000	483,000
Notes receivable	1,235,000	665,000
Other	3,346,000	1,379,000
Total other receivables, net	$11,056,000	$5,672,000

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2029. Forgiveness of loans amounted to $649,000 and $500,000 for the nine months ended June 30, 2020 and 2019, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of June 30, 2020 and September 30, 2019, no allowance for doubtful accounts was required.

Forgivable loan activity for the nine months ended June 30, 2020 is as follows:

Balance, September 30, 2019	$1,834,000
Additions	3,238,000
Acquired through the Winslow acquisition (see Note 7)	91,000
Amortization	(649,000)
Reclassification to other receivables	(270,000)
Balance, June 30, 2020	$4,244,000

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

The following tables present the carrying values and estimated fair values at June 30, 2020 and September 30, 2019 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	June 30, 2020
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$30,594,000	$30,594,000	$—	$30,594,000
Cash deposits with clearing organizations	653,000	653,000	—	653,000
Receivables from broker-dealers and clearing organizations	3,645,000	—	3,645,000	3,645,000
Forgivable loans receivable	4,244,000	—	4,244,000	4,244,000
Other receivables, net	11,056,000	—	11,056,000	11,056,000
	$50,192,000	$31,247,000	$18,945,000	$50,192,000

Liabilities
Accrued commissions and payroll payable	$17,746,000	$—	$17,746,000	$17,746,000
Accounts payable and accrued expenses	8,381,000	—	8,381,000	8,381,000
	$26,127,000	$—	$26,127,000	$26,127,000

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$30,443,000	$30,443,000	$—	$30,443,000
Cash deposits with clearing organizations	436,000	436,000	—	436,000
Receivables from broker-dealers and clearing organizations	3,490,000	—	3,490,000	3,490,000
Forgivable loans receivable	1,834,000	—	1,834,000	1,834,000
Other receivables, net	5,672,000	—	5,672,000	5,672,000
	$41,875,000	$30,879,000	$10,996,000	$41,875,000

Liabilities
Accrued commissions and payroll payable	$18,590,000	$—	$18,590,000	$18,590,000
Accounts payable and accrued expenses	8,643,000	—	8,643,000	8,643,000
	$27,233,000	$—	$27,233,000	$27,233,000

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and September 30, 2019:

	June 30, 2020
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$793,000	$793,000	$—	$—	$793,000
Municipal bonds	320,000	320,000	—	—	320,000
Restricted stock	799,000	—	799,000	—	799,000
Corporate bonds	1,216,000		1,216,000	—	1,216,000
Warrants	4,763,000	—	801,000	3,962,000	4,763,000
	$7,891,000	$1,113,000	$2,816,000	$3,962,000	$7,891,000

Liabilities
Contingent consideration	$6,850,000	$—	$—	$6,850,000	$6,850,000
	$6,850,000	$—	$—	$6,850,000	$6,850,000

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned:
Corporate stocks	$6,282,000	$6,282,000	$—	$—	$6,282,000
Municipal bonds	20,000	20,000	—	—	20,000
Restricted stock	725,000	—	725,000	—	725,000
Warrants	5,454,000	—	1,529,000	3,925,000	5,454,000
	$12,481,000	$6,302,000	$2,254,000	$3,925,000	$12,481,000

Liabilities
Contingent consideration	$1,620,000	$—	$—	$1,620,000	$1,620,000
	$1,620,000	$—	$—	$1,620,000	$1,620,000

Changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended June 30, 2020:

	Beginning Balance as of September 30, 2019	Net realized Gain or (losses)	Net Change in Unrealized Appreciation (Depreciation)	Purchases	Sales	Transfer Into Level 3 (a)	Transfer Out of Level 3	Ending Balance as of June 30, 2020
Assets
Warrants	$3,925,000	$—	$(105,000)	$—	$—	$142,000	$—	$3,962,000
(a) The Company received warrants as part of investment banking transactions.

See changes in Level 3 liabilities (contingent consideration) measured at fair value on a recurring basis for the nine months ended June 30, 2020 in Note 7.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the Company’s financial assets measured at fair value on a recurring basis with a significant Level 3 balance.

Financial Instruments Owned	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Input/Range
Warrants	$3,962,000	Market Approach	Discount for lack of marketability Volatility	26% - 43% 66% - 115%

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. The unrealized (loss) gain for the change in fair value of such positions for the nine months ended June 30, 2020 and 2019 amounted to approximately $(989,000) and $(1,065,000), respectively, which is included in net dealer inventory losses.

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

Debt securities are valued based on recently executed transactions.

NOTE 6. FIXED ASSETS

Fixed assets as of June 30, 2020 and September 30, 2019 consist of the following:

	June 30, 2020	September 30, 2019	Estimated Useful Lives
Equipment and software	$1,973,000	$1,835,000	3 - 7
Furniture and fixtures	840,000	761,000	5
Leasehold improvements	3,651,000	3,662,000	Lesser of useful life or term of lease
Finance leases (primarily composed of computer equipment)	907,000	907,000	3 - 7
	7,371,000	7,165,000
Less accumulated depreciation and amortization	(2,848,000)	(2,098,000)
Fixed assets, net	$4,523,000	$5,067,000

Depreciation expense associated with fixed assets for the three months ended June 30, 2020 and 2019 was $255,000 and $168,000, respectively.

Depreciation expense associated with fixed assets for the nine months ended June 30, 2020 and 2019 was $750,000 and $509,000, respectively.

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

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of the Company and Winslow for the three and nine months ended June 30, 2020 and 2019 as if the acquisition of Winslow had occurred on October 1, 2018. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal year 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$61,716,000	$53,462,000	$170,381,000	$163,548,000
Net Income (Loss)	$(395,000)	$1,002,000	$(4,282,000)	$(1,322,000)
Net Income (Loss) attributable to common stockholders	$(722,000)	$103,000	$(4,006,000)	$(2,221,000)

Net income (loss) per common share:
Basic	$(0.05)	$0.01	$(0.30)	$(0.17)
Diluted	$(0.05)	$0.01	$(0.30)	$(0.17)

Contingent Consideration

Set forth below are changes in the carrying value of the contingent consideration for the nine months ended June 30, 2020 related to acquisitions:

Fair value of contingent consideration at September 30, 2019	$1,620,000
Fair value of contingent consideration in connection with 2020 Tax & Accounting acquisitions	1,595,000
Fair value of contingent consideration in connection with Winslow acquisition	4,021,000
Payments	(460,000)
Change in fair value	74,000
Fair value of contingent consideration at June 30, 2020	$6,850,000

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

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at June 30, 2020 and September 30, 2019:

	June 30, 2020
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$15,176,000	$5,566,000	$9,610,000	3-12
Brand name	1,010,000	208,000	802,000	3-5
Software license	45,000	37,000	8,000	3
Total	$16,231,000	$5,811,000	$10,420,000

	September 30, 2019
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$9,326,000	$4,614,000	$4,712,000	3-10
Brand name	710,000	—	710,000	Indefinite
Software license	45,000	26,000	19,000	3
Total	$10,081,000	$4,640,000	$5,441,000

Amortization expense associated with intangible assets for the three months ended June 30, 2020 and 2019 was $500,000 and $293,000, respectively.

Amortization expense associated with intangible assets for the nine months ended June 30, 2020 and 2019 was $1,348,000 and $811,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal year ending September 30,
Three months ending September 30, 2020	$684,000
2021	2,019,000
2022	1,785,000
2023	1,387,000
2024	1,055,000
Thereafter	3,490,000
Total	$10,420,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2020 and September 30, 2019 consist of the following:

	June 30, 2020	September 30, 2019
Legal	$1,120,000	$900,000
Audit	178,000	239,000
Telecommunications	120,000	125,000
Data services	435,000	296,000
Regulatory	1,152,000	292,000
Settlements	885,000	1,817,000
Deferred rent	—	772,000
Other	4,491,000	4,202,000
Total	$8,381,000	$8,643,000

At June 30, 2020, other primarily consists of $151,000 for investment banking deal expense accruals, $1,226,000 for soft dollar accruals, $371,000 for finance obligation of the implementation costs of the general ledger system, $105,000 for tax return preparation fees and $49,000 for rent. At September 30, 2019, other primarily consists of $319,000 for investment banking deal expense accruals, $1,188,000 for soft dollar accruals, $119,000 for tax return preparation fees, $595,000 for finance obligation of the annual subscription fee and implementation costs of the new general ledger system, $380,000 for fixed assets acquired but not paid, $396,000 for rent and $228,000 for clearing fees.

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

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2020	2019	2020	2019
Basic weighted-average shares	13,516,869	12,931,660	13,349,669	12,751,712
Effect of dilutive securities:
Unvested restricted stock units	—	319,719	—	—
Diluted weighted-average shares	13,516,869	13,251,379	13,349,669	12,751,712

At June 30, 2020 and 2019, options, warrants and unvested restricted stock units totaling 9,631,309 and 9,383,186 shares, respectively, were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

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

At June 30, 2020 and September 30, 2019, the Company accrued approximately $885,000 and $1,817,000, respectively in liabilities for contingent litigation and regulatory matters. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended June 30, 2020 and 2019 were $9,000 and $715,000, respectively, and during the nine months ended June 30, 2020 and 2019, were $283,000 and $3,198,000, respectively. These amounts are included in other administrative expenses in the condensed consolidated statements of operations. The Company has included in professional fees, litigation and arbitration related expenses of $607,000 and $401,000 for the three months ended June 30, 2020 and 2019, respectively, and $1,513,000 and $1,329,000 for the nine months ended June 30, 2020 and 2019, respectively.

Other Commitments

As of June 30, 2020, the Company and its subsidiaries had one outstanding letter of credit, which has been issued in the maximum amount of $961,000 as security for a property lease, and which is collateralized by the restricted cash as reflected in the condensed consolidated statements of financial condition.

NOTE 14. NET CAPITAL REQUIREMENTS

NSC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At June 30, 2020, NSC had net capital of $8,103,137 which was $7,103,137 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

WEC is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Net Capital Rule, shall not exceed 15 to 1. At June 30, 2020, WEC had net capital of $1,163,064 which was $1,046,476 in excess of its required net capital of $116,588. WEC's ratio of aggregate indebtedness to net capital was 1.5 to 1. WEC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC and WEC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

NOTE 15. STOCKHOLDERS' EQUITY

Stock Options

Information with respect to stock option activity during the nine months ended June 30, 2020 follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	604,200	$6.19	$1.58	2.29	$—
Forfeited	(3,500)	$5.00	$2.30		$—
Outstanding at June 30, 2020	600,700	$6.20	$1.57	1.53	$—
Vested and exercisable at June 30, 2020	600,700	$6.20	$1.57	1.53	$—

All compensation expense associated with the grants of stock options was recognized in prior years.

Warrants

The following table summarizes information about warrant activity during the nine months ended June 30, 2020:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2019	5,398,907	$3.25	2.30
Forfeited	—	$—
Outstanding and exercisable at June 30, 2020	5,398,907	$3.25	1.55

Restricted Stock Units and Awards

A summary of the Company's non-vested restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) for the nine months ended June 30, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units and awards at September 30, 2019	3,318,640	$10,006,000
Granted	904,616	2,188,000
Vested	(579,695)	(2,116,000)
Forfeited	(11,859)	(38,000)
Non-vested restricted stock units and awards at June 30, 2020	3,631,702	$10,040,000

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

In April 2020, the Company granted 163,400 RSUs to certain directors of the Company. RSUs vest based on certain service conditions. The fair value of the RSU awards issued in April 2020 was $250,000.

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

For the three and nine months ended June 30, 2020, the Company recognized compensation expense of $873,000 and $2,318,000, respectively, related to RSUs and RSAs. For the three and nine months ended June 30, 2019, the Company recognized compensation expense of $720,000 and $3,522,000, respectively, related to RSUs and RSAs. At June 30, 2020, unrecognized compensation with respect to RSUs and RSAs amounted to $4,999,000, assuming all performance-based compensation will vest.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes for the three and nine month period ended June 30, 2020 and 2019 are based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate for the three and nine month period ended June 30, 2020 differs from the federal statutory income tax rate principally due to non-deductible expenses, state and local income taxes and income (loss) allocated to the non-controlling interest for which no tax expense (benefit) was provided.

At June 30, 2020, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three and nine months ended June 30, 2020 and 2019 is as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Three Months Ended June 30,
2020
Revenues	$58,909,000	$2,807,000	$—		$61,716,000
Pre-tax income (loss)	1,272,000	(39,000)	(1,863,000)	(a)	(630,000)
Assets	76,081,000	9,867,000	20,226,000	(b)	106,174,000
Depreciation and amortization	389,000	193,000	173,000		755,000
Interest	26,000	—	—		26,000
Capital expenditures (reimbursements)	—	15,000	—		15,000
2019
Revenues	$48,100,000	$2,675,000	$—		$50,775,000
Pre-tax income (loss)	1,610,000	430,000	(820,000)	(a)	1,220,000
Assets	50,470,000	5,344,000	14,662,000	(b)	70,476,000
Depreciation and amortization	207,000	137,000	117,000		461,000
Interest	8,000	—	—		8,000
Capital expenditures	461,000	6,000	909,000		1,376,000

	Brokerage and Advisory Services	Tax and Accounting Services	Corporate		Total
Nine Months Ended June 30,
2020
Revenues	$159,393,000	$8,046,000	$2,000		$167,441,000
Pre-tax income (loss)	(1,164,000)	281,000	(4,883,000)	(a)	(5,766,000)
Assets	76,081,000	9,867,000	20,226,000	(b)	106,174,000
Depreciation and amortization	1,064,000	519,000	515,000		2,098,000
Interest	63,000	—	—		63,000
Capital expenditures (reimbursements)	(73,000)	62,000	137,000		126,000
2019
Revenues	$148,011,000	$7,572,000	$—		$155,583,000
Pre-tax income (loss)	1,359,000	1,503,000	(4,211,000)	(a)	(1,349,000)
Assets	50,470,000	5,344,000	14,662,000	(b)	70,476,000
Depreciation and amortization	605,000	341,000	374,000		1,320,000
Interest	26,000	—	—		26,000
Capital expenditures	633,000	77,000	1,666,000		2,376,000

(a)	Consists of professional fees, depreciation expense and other expenses not allocated to reportable segments by management.

(b)	Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.

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

Placement agent fees attributable to such arrangements for the three months ended June 30, 2020 and 2019 were $6,685,000 and $6,395,000, respectively, and are included in investment banking in the condensed consolidated statements of operations.

Placement agent fees attributable to such arrangements for the nine months ended June 30, 2020 and 2019 were $17,028,000 and $31,484,000, respectively, and are included in investment banking in the condensed consolidated statements of operations.

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

Disaggregation of Revenue

The following presents the Company’s revenues from contracts with customers disaggregated by major business activity and segment for the three and nine months ended June 30, 2020 and 2019:

For the Three Months Ended June 30, 2020	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$33,083,000	$—	$—	$33,083,000
Investment banking	14,730,000	—	—	14,730,000
Investment advisory	8,709,000	—	—	8,709,000
Tax preparation and accounting	—	2,807,000	—	2,807,000
Sub-total revenue from contracts with customers	56,522,000	2,807,000	—	59,329,000
Other revenue	2,387,000	—	—	2,387,000
Total revenue	$58,909,000	$2,807,000	$—	$61,716,000

For the Nine Months Ended June 30, 2020	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$91,357,000	$—	$—	$91,357,000
Investment banking	37,515,000	—	—	37,515,000
Investment advisory	25,371,000	—	—	25,371,000
Tax preparation and accounting	—	8,046,000	—	8,046,000
Sub-total revenue from contracts with customers	154,243,000	8,046,000	—	162,289,000
Other revenue	5,150,000	—	2,000	5,152,000
Total revenue	$159,393,000	$8,046,000	$2,000	$167,441,000

For the Three Months Ended June 30, 2019	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$22,899,000	$—	$—	$22,899,000
Investment banking	15,824,000	—	—	15,824,000
Investment advisory	7,577,000	—	—	7,577,000
Tax preparation and accounting	—	2,675,000	—	2,675,000
Sub-total revenue from contracts with customers	46,300,000	2,675,000	—	48,975,000
Other revenue	1,800,000	—	—	1,800,000
Total revenue	$48,100,000	$2,675,000	$—	$50,775,000

For the Nine Months Ended June 30, 2019	Brokerage and Advisory Services	Tax and Accounting Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$70,448,000	$—	$—	$70,448,000
Investment banking	52,692,000	—	—	52,692,000
Investment advisory	18,949,000	—	—	18,949,000
Tax preparation and accounting	—	7,572,000	—	7,572,000
Sub-total revenue from contracts with customers	142,089,000	7,572,000	—	149,661,000
Other revenue	5,922,000	—	—	5,922,000
Total revenue	$148,011,000	$7,572,000	$—	$155,583,000

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2020.

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

The components of lease expense were as follows:

	Three Month Period Ended June 30, 2020	Nine Month Period Ended June 30, 2020
Operating lease cost:	$1,425,000	$3,859,000

Finance lease cost:
Amortization of finance lease assets	$19,000	$58,000
Interest on finance lease liabilities	2,000	9,000
Total finance lease cost	$21,000	$67,000

Sublease income:	$119,000	$227,000

The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the condensed consolidated statements of financial condition as of June 30, 2020:

Fiscal Year Ending September 30,	Operating Leases	Finance Lease
Three months ending September 30, 2020	$1,098,000	$112,000
2021	4,240,000	—
2022	2,615,000	—
2023	2,456,000	—
2024	2,264,000	—
Thereafter	8,280,000	—
Total minimum lease payments	20,953,000	$112,000
Less: Amounts representing interest not yet incurred	4,095,000	1,000
Present value of lease obligations	$16,858,000	$111,000

The following table presents the balances for operating and finance right-of-use assets and lease liabilities:

Leases	Classification	June 30, 2020

Assets
Operating lease assets	Operating lease assets	$14,637,000
Finance lease assets	Fixed assets	355,000
Total lease assets		$14,992,000

Liabilities
Operating lease liabilities	Operating lease liabilities	$16,858,000
Finance lease liabilities	Other liabilities	111,000
Total lease liabilities		$16,969,000

The table below presents additional information related to the Company’s leases as of June 30, 2020:

Nine Month Period Ended June 30, 2020
Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$9,000
Operating cash flows from operating leases	$2,820,000
Financing cash flows from finance leases	$175,000
Operating lease assets obtained in exchange for lease liabilities	$1,018,000

Weighted Average Remaining Lease Term:
Operating Leases	7.46 years

Weighted Average Discount Rate:
Operating Leases	5.50%

NOTE 22. PAYCHECK PROTECTION PROGRAM

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

The interest rate on each PPP Note is a fixed rate of 1% per annum. Interest is calculated by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. The applicable borrower is required to make monthly payments commencing on the first day of the first full calendar month following the end of a statutorily defined deferral period (the “Deferral Period”), and such payments shall continue to be due and payable on the first day of each calendar month thereafter until the date that is two (2) years following the funding date (the “Maturity Date”), or April 13, 2022 in the case of the NSC Note and April 16, 2022 in the case of the WEC Note. Monthly payment amounts are based on repayment of interest accrued during the Deferral Period, interest accruing until and including the Maturity Date, and full amortization of the outstanding principal balance. The PPP loans are recorded as debt.

The proceeds of each PPP Loan are to be used to pay for payroll costs, continuation of group health care benefits during periods of paid sick, medical, or family leave, or insurance premiums; salaries or commissions or similar compensation; rent; utilities; and interest on certain other outstanding debt; however, 60% of the proceeds of each PPP Loan must be used for payroll purposes.

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

NOTE 23. SUBSEQUENT EVENT

B. Riley Proposal

On July 24, 2020, B. Riley amended its Schedule 13D filing relating to the Company and sent the Board a letter containing a revised proposal regarding the Company. The Company’s Special Committee is currently reviewing the B. Riley revised proposal. The Company does not anticipate having any further comment unless and until a definitive agreement is reached.

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

As of June 30, 2020, we had approximately 940 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 32 Company offices located in New York, New Jersey, Florida, Texas, Massachusetts and Washington, we had approximately 98 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

COVID-19 Update

The COVID-19 outbreak continues to cause significant disruption in business activity and the financial markets both globally and in the United States. As a result of the spread of COVID-19, economic uncertainties have arisen which have negatively impacted and are likely to continue to negatively impact our businesses, financial condition, results of operations, cash flows, strategies and prospects. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our clients, employees, vendors and the markets in which we operate our businesses, all of which are uncertain at this time and cannot be predicted. The extent to which COVID-19 may impact our financial condition or results of operations cannot be reasonably estimated at this time.

We continue to be cautious due to events that may be driven by the evolution of this pandemic that are unknown, are highly uncertain, and cannot be predicted as it relates to the Company’s clients, employees, vendors, and the markets in which the Company operates its businesses.

B. Riley Proposal Update

On July 24, 2020, B. Riley amended its Schedule 13D filing relating to the Company and sent the Board a letter containing a revised proposal regarding the Company. The Company’s Special Committee is currently reviewing the B. Riley revised proposal. The Company does not anticipate having any further comment unless and until a definitive agreement is reached.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Summary

Our third quarter ended June 30, 2020 resulted in a 22% increase in revenues and a 26% increase in operating expenses as compared to the comparative period last year. The COVID-19 outbreak has had a negative impact on our investment banking and private shares businesses, our higher margin businesses, in the current quarter ended June 30, 2020.

Revenues

Total revenues increased $10,941,000, or 22%, to $61,716,000, in the current quarter as compared to $50,775,000 recorded in the comparative period last year.

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions	$30,821,000	$21,434,000	$9,387,000	44%
Net dealer inventory gains	1,421,000	167,000	1,254,000	751
Investment banking	14,730,000	15,824,000	(1,094,000)	(7)
Investment advisory	8,709,000	7,577,000	1,132,000	15
Interest and dividends	870,000	1,434,000	(564,000)	(39)
Transaction fees and clearing services	2,262,000	1,465,000	797,000	54
Tax preparation and accounting	2,807,000	2,675,000	132,000	5
Other	96,000	199,000	(103,000)	(52)
Total Revenues	$61,716,000	$50,775,000	$10,941,000	22%

Commissions increased $9,387,000, or 44%, to $30,821,000 in the current quarter as compared to $21,434,000 recorded in the comparative period last year. This was mainly attributable to an increase in trading commission revenue and $1.2 million in incremental revenue due to the Winslow acquisition. Customer trading volumes across the industry (according to Bloomberg) increased 78% for the three months ended June 30, 2020 compared to the prior year period, which we attribute to COVID-19 related market volatility.

Net dealer inventory gains increased $1,254,000, or 751%, to $1,421,000 in the current quarter as compared to $167,000 recorded in the comparative period last year. The increase is primarily due to higher security market values during the current quarter thus resulting in higher gains. In addition, $0.3 million in incremental revenue is due to the Winslow acquisition.

Investment banking fees decreased $1,094,000, or 7%, to $14,730,000 in the current quarter as compared to $15,824,000 recorded in the comparative period last year. The prior year quarter was particularly strong in both our traditional investment banking business as well as our private shares business.

Investment advisory fees increased $1,132,000, or 15%, to $8,709,000 in the current quarter as compared to $7,577,000 recorded in the comparative period last year. The increase is primarily due to the incremental revenue as a result of the Winslow acquisition.

Interest and dividend income decreased $564,000, or 39%, to $870,000 in the current quarter as compared to $1,434,000 recorded in the comparative period last year. This was attributable to the drop in the Federal funds rate, as interest rates overall are near zero.

Transaction fees and clearing services increased $797,000, or 54%, to $2,262,000 in the current quarter as compared to $1,465,000 recorded in the comparative period last year. This was attributable to an increase in customer trading volumes as noted above.

Tax preparation and accounting fees increased $132,000, or 5%, to $2,807,000 in the current quarter as compared to $2,675,000 recorded in the comparative period last year. The current period increase is attributable to revenue generated by new business acquisitions.

Other revenue decreased $103,000, or 52%, to $96,000 in the current quarter as compared to $199,000 recorded in the comparative period last year. This decrease is primarily due to a decline of client participation in our fully paid stock lending program. Client participation in this program varies quarter to quarter.

Operating Expenses

Total operating expenses increased $12,795,000, or 26%, to $62,356,000 in the current quarter as compared to $49,561,000 recorded in the comparative period last year. Operating expenses have increased due to higher commissions expense associated with the increase in commissions revenue, and higher legal and professional fee expenses associated with the B. Riley proposal.

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions, compensation and fees	$53,183,000	$42,077,000	$11,106,000	26%
Clearing fees	611,000	492,000	119,000	24
Communications	814,000	720,000	94,000	13
Occupancy	1,349,000	966,000	383,000	40
License and registration	1,084,000	934,000	150,000	16
Professional fees	2,360,000	1,130,000	1,230,000	109
Interest	26,000	8,000	18,000	225
Depreciation and amortization	755,000	461,000	294,000	64
Other administrative expenses	2,174,000	2,773,000	(599,000)	(22)
Total Operating Expenses	$62,356,000	$49,561,000	$12,795,000	26%

Commissions, compensation, and fees increased $11,106,000, or 26%, to $53,183,000 in the current quarter as compared to $42,077,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue earned, investment banking and investment advisory revenues, as well as compensation to our non-broker employees. The increase is due to higher commissions revenue and therefore higher variable compensation expense. Commissions is our lowest margin business. In addition, $1.9 million in incremental expense is due to the Winslow acquisition. Cost-savings actions taken by us during the fiscal third quarter contributed to a reduction in our salary and benefits expenses.

Clearing fees increased $119,000, or 24%, to $611,000 in the current quarter as compared to $492,000 recorded in the comparative period last year. The increase is primarily due to the incremental expense as a result of the Winslow acquisition.

Communications expenses increased $94,000, or 13%, to $814,000 in the current quarter as compared to $720,000 recorded in the comparative period last year. The increase is primarily due to the incremental expense as a result of the Winslow acquisition.

Occupancy expenses increased $383,000, or 40%, to $1,349,000 in the current quarter as compared to $966,000 recorded in the comparative period last year. The increase is primarily due to the incremental expense as a result of the Winslow acquisition.

License and registration expense increased by $150,000, or 16%, to $1,084,000 in the current quarter as compared to $934,000 recorded in the comparative period last year. This increase is attributable to new licenses for software applications as we continue to invest in and implement technology enhancements.

Professional fees increased by $1,230,000, or 109% to $2,360,000 in the current quarter as compared to $1,130,000 recorded in the comparative period last year. This increase is primarily due to legal and consulting fees related to the B. Riley proposal and business acquisition matters.

Interest expense increased by $18,000 to $26,000 in the current quarter as compared to $8,000 recorded in the comparative period last year.

Depreciation and amortization expenses increased $294,000, or 64% to $755,000 in the current quarter as compared to $461,000 recorded in the comparative period last year due to higher amortization expense for new customer list intangibles as a result of new business acquisitions.

Other administrative expenses decreased $599,000, or 22%, to $2,174,000 in the current quarter as compared to $2,773,000 recorded in the comparative period last year. This decrease as compared to the prior year quarter, is primarily due to higher costs for arbitration settlements recorded in the prior year quarter.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

Summary

Our nine months ended June 30, 2020 resulted in an 8% increase in revenues and 11% increase in operating expenses as compared to the comparative period last year. Lower margin commission revenue replaced higher margin investment banking revenues, contributing to the higher increase in operating expenses.

Revenues

Total revenues increased $11,858,000, or 8%, to $167,441,000 in the nine months ended June 30, 2020 as compared to $155,583,000 recorded in the comparative period last year.

	Nine Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions	$85,141,000	$65,246,000	$19,895,000	30%
Net dealer inventory gains	1,393,000	933,000	460,000	49
Investment banking	37,515,000	52,692,000	(15,177,000)	(29)
Investment advisory	25,371,000	18,949,000	6,422,000	34
Interest and dividends	3,389,000	4,430,000	(1,041,000)	(23)
Transaction fees and clearing services	6,216,000	5,202,000	1,014,000	19
Tax preparation and accounting	8,046,000	7,572,000	474,000	6
Other	370,000	559,000	(189,000)	(34)
Total Revenues	$167,441,000	$155,583,000	$11,858,000	8%

Commissions increased $19,895,000, or 30%, to $85,141,000 in the nine months ended June 30, 2020 as compared to $65,246,000 recorded in the comparative period last year. Retail commissions increased due to COVID-19 related higher customer trading volumes in the current quarter and $2.3 million in incremental revenue due to the Winslow acquisition, compared to the slower period a year ago which was impacted by interest rate concerns, volatile markets and the impending government shutdown.

Net dealer inventory gains increased $460,000, or 49%, to $1,393,000 in the nine months ended June 30, 2020 as compared to $933,000 recorded in the comparative period last year. The increase is primarily due to the incremental revenue as a result of the Winslow acquisition.

Investment banking fees decreased $15,177,000, or 29%, to $37,515,000 in the nine months ended June 30, 2020 as compared to $52,692,000 recorded in the comparative period last year. The prior year was particularly strong in both our traditional investment banking business as well as our private shares business. Additionally due to the COVID-19 outbreak, investment banking and private share deals have been delayed, deferred and, in certain cases canceled.

Investment advisory fees increased $6,422,000, or 34%, to $25,371,000 in the nine months ended June 30, 2020 as compared to $18,949,000 recorded in the comparative period last year. A net increase in assets under management, due to increased registered representative recruiting, market valuation levels, and the continuing reallocation of some client assets to our investment advisory business contributed to the increase. In addition, $2.6 million in incremental revenue is due to the Winslow acquisition.

Interest and dividends decreased $1,041,000, or 23%, to $3,389,000 in the nine months ended June 30, 2020 as compared to $4,430,000 recorded in the comparative period last year. This decrease is primarily attributable to the drop in the Federal funds rate as interest rates trend towards zero.

Transaction fees and clearing services increased $1,014,000, or 19%, to $6,216,000 in the nine months ended June 30, 2020 as compared to $5,202,000 recorded in the comparative period last year. This increase is primarily attributable to an increase in customer trading volumes.

Tax preparation and accounting fees increased $474,000, or 6%, to $8,046,000 in the nine months ended June 30, 2020 as compared to $7,572,000 recorded in the comparative period last year. The current period increase is attributable to revenue generated by new business acquisitions.

Other revenue decreased $189,000, or 34%, to $370,000 in the nine months ended June 30, 2020 from $559,000 recorded in the comparative period last year. This decrease is primarily due to a decline of client participation in our fully paid stock lending program. Client participation in this program varies quarter to quarter.

Operating Expenses

Total operating expenses increased $16,685,000, or 11%, to $173,635,000 in the nine months ended June 30, 2020 as compared to $156,950,000 recorded in the comparative period last year.

	Nine Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions, compensation and fees	$147,825,000	$132,120,000	$15,705,000	12%
Clearing fees	1,689,000	1,781,000	(92,000)	(5)
Communications	2,587,000	2,239,000	348,000	16
Occupancy	3,742,000	2,872,000	870,000	30
License and registration	3,067,000	2,260,000	807,000	36
Professional fees	6,431,000	4,848,000	1,583,000	33
Interest	63,000	26,000	37,000	142
Depreciation and amortization	2,098,000	1,320,000	778,000	59
Other administrative expenses	6,133,000	9,484,000	(3,351,000)	(35)
Total Operating Expenses	$173,635,000	$156,950,000	$16,685,000	11%

Commissions, compensation, and fees increased $15,705,000, or 12%, to $147,825,000 in the nine months ended June 30, 2020 as compared to $132,120,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue, net dealer inventory gains, investment banking and investment advisory, as well as compensation to our non-broker employees. The increase is primarily related to higher commissions revenue and therefore higher variable compensation expense. Commissions is our lowest margin business. In addition, $3.9 million in incremental expense is due to the Winslow acquisition.

Clearing fees decreased $92,000, or 5%, to $1,689,000 in the nine months ended June 30, 2020, as compared to $1,781,000 recorded in the comparative period last year. This decrease is primarily due to higher charge backs to registered representatives for clearing fees offset in part by the incremental expense as a result of the Winslow acquisition.

Communications expenses increased $348,000, or 16%, to $2,587,000 in the nine months ended June 30, 2020, as compared to $2,239,000 recorded in the comparative period last year. The increase is primarily due to the incremental expense as a result of the Winslow acquisition.

Occupancy expenses increased $870,000, or 30%, to $3,742,000 in the nine months ended June 30, 2020, as compared to $2,872,000 recorded in the comparative period last year. The increase is primarily due to several small locations opened later in fiscal year 2019 as part of the company's geographical expansion as well as the incremental expense as a result of the Winslow acquisition.

License and registration fees increased $807,000, or 36%, to $3,067,000 in the nine months ended June 30, 2020, as compared to $2,260,000 recorded in the comparative period last year. This increase is attributable to licenses for software applications as we continue to invest in and implement technology enhancement.

Professional fees increased $1,583,000, or 33%, to $6,431,000 in the nine months ended June 30, 2020, as compared to $4,848,000 recorded in the comparative period last year. This increase is primarily due to legal and consulting fees related to the B. Riley proposal and business acquisitions matters.

Interest expense increased $37,000 to $63,000 in the nine months ended June 30, 2020, as compared to $26,000 recorded in the comparative period last year.

Depreciation and amortization expenses increased $778,000, or 59%, to $2,098,000 in the nine months ended June 30, 2020, as compared to $1,320,000 recorded in the comparative period last year. Higher amortization expense for new customer list intangibles as a result of new business acquisitions contributed to the majority of the increase.

Other administrative expenses decreased $3,351,000, or 35%, to $6,133,000 in the nine months ended June 30, 2020, as compared to $9,484,000 recorded in the comparative period last year. This decrease as compared to the prior year period, is primarily due to higher costs for arbitration settlements recorded in the prior year period.

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

For the three months ended June 30, 2020 and 2019, EBITDA, as adjusted, was $2,219,000 and $2,020,000, respectively. The increase of $199,000, or 10%, resulted primarily from higher revenue generation in the current period.

For the nine months ended June 30, 2020 and 2019, EBITDA, as adjusted, was $1,763,000 and $4,185,000, respectively. The decrease of $2,422,000, or 58%, resulted primarily from lower profitability in the current period.

The following table presents a reconciliation of EBITDA, as adjusted, to net income (loss) as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common shareholders, as reported	$(722,000)	$233,000	$(4,078,000)	$(1,596,000)
Interest expense	26,000	8,000	63,000	26,000
Income taxes	(235,000)	88,000	(1,412,000)	(652,000)
Depreciation	255,000	168,000	750,000	509,000
Amortization	500,000	293,000	1,348,000	811,000
EBITDA	(176,000)	790,000	(3,329,000)	(902,000)
Non-cash compensation expense	873,000	720,000	2,318,000	3,522,000
Forgivable loan amortization	262,000	167,000	649,000	500,000
Unrealized loss (gain) on the firm's warrant portfolio	18,000	343,000	989,000	1,065,000
Real estate restructuring costs	91,000	—	98,000	—
Professional fee costs associated with the B. Riley proposal	548,000	—	548,000	—
Legal and arbitration costs associated with pre-fiscal 2017 lawsuits not covered by insurance	113,000	—	297,000	—
New York City occupancy tax - fiscal 2007 through fiscal 2012	490,000	—	490,000	—
Gain on disposal of National Tax branch	—	—	(297,000)	—
EBITDA, as adjusted	$2,219,000	$2,020,000	$1,763,000	$4,185,000

EBITDA, adjusted for non-cash compensation expense, forgivable loan amortization, unrealized loss (gain) on the firm’s warrant portfolio, real estate restructuring costs, professional fee costs associated with the B. Riley proposal, legal and arbitration costs associated with pre-fiscal 2017 lawsuits not covered by insurance, New York City occupancy tax - fiscal 2007 through fiscal 2012 and gain on disposal of National Tax branch, is a key metric we use in evaluating our business. EBITDA and EBITDA, as adjusted, are considered non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

	Ending balance at June 30,		Average balance during the first nine months of fiscal year ending September 30,
	2020	2019	2020	2019
Cash	$30,594,000	$25,331,000	$25,426,000	$27,487,000
Receivables from broker-dealers and clearing organizations	3,645,000	3,252,000	3,441,000	3,356,000
Securities owned (excludes warrants)	3,128,000	2,115,000	4,545,000	1,874,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	26,127,000	20,082,000	23,401,000	20,816,000

At June 30, 2020 and 2019 respectively, 35% and 44% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

NSC is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At June 30, 2020, NSC had net capital of $8,103,137 which was $7,103,137 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

WEC is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Net Capital Rule, shall not exceed 15 to 1. At June 30, 2020, WEC had net capital of $1,163,064 which was $1,046,476 in excess of its required net capital of $116,588. WEC's ratio of aggregate indebtedness to net capital was 1.5 to 1. WEC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC and WEC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that NSC and WEC may dividend or advance to us. During the first three and nine months of fiscal 2020 and 2019, NSC and WEC were in compliance with the rules governing dividend payments and other equity withdrawals.

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

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $126,000 and $2,376,000 during the first nine months of fiscal 2020 and 2019, respectively.

Certain of our subsidiaries have received loans from the Small Business Administration’s Payroll Protection Plan program, a significant part of the U.S. government’s pandemic stimulus. We anticipate that our use of proceeds from the PPP loans may result in loans being forgiven. See Note 22 of the notes to the condensed consolidated financial statements for additional information.

Cash Flows - Operating Activities

Net cash (used in) provided by operating activities was $(1,594,000) and $411,000 for the nine months ended June 30, 2020 and 2019, respectively.

During the nine months ended June 30, 2020, net cash used in operating activities was primarily attributable to:

•
$(4,354,000) of net loss, which included $5,892,000 in non-cash items, consisting primarily of (i) $2,318,000 of stock-based compensation expense, (ii) $2,098,000 of depreciation and amortization expense, and (iii) $2,366,000 of amortization of operating lease assets. These items were partially offset by $1,412,000 of deferred tax benefit; and

•
Changes in operating assets and liabilities consisting primarily of (i) a $4,677,000 increase in other receivables, (ii) a $1,343,000 decrease in accounts payable, accrued expense and other liabilities and (iii) a $3,238,000 increase in forgivable loans receivable. These items were partially offset by (i) a $5,701,000 decrease in securities owned and (ii) a $675,000 decrease in prepaid expenses.

During the nine months ended June 30, 2019, net cash provided by operating activities was primarily attributable to:

•
$(697,000) of net loss, which included $5,165,000 in non-cash items, consisting primarily of (i) $3,522,000 of stock-based compensation expense, (ii) $1,320,000 of depreciation and amortization expense, and (iii) $500,000 of amortization of forgivable loans; and

•
Changes in operating assets and liabilities consisting primarily of (i) a $724,000 increase in prepaid expenses, (ii) a $1,857,000 increase in other receivables, (iii) a $549,000 increase in forgivable loans receivable and (iv) a $1,908,000 decrease in accounts payable. These items were partially offset by (i) a $715,000 decrease in receivables from broker dealers and clearing organizations and (ii) a $197,000 decrease in securities owned.

Cash Flow - Investing Activities

Net cash used in investing activities was $2,081,000 and $1,987,000 for the nine months ended June 30, 2020 and 2019, respectively. Net cash used in investing activities during the nine months ended June 30, 2020 was primarily attributable to the acquisition of businesses and during the nine months ended June 30, 2019, was primarily attributable to the acquisition of businesses and the purchase of fixed assets.

Cash Flow - Financing Activities

Net cash provided by (used in) financing activities was $3,827,000 and $(1,207,000) for the nine months ended June 30, 2020 and 2019, respectively. Net cash provided by (used in) financing activities for the nine months ended June 30, 2020, was primarily attributable to (i) $(328,000) for the repurchase of common stock for tax withholding, (ii) $(460,000) of contingent considerations payments, (iii) $(222,000) for principal payments under finance obligations, (iv) $(1,485,000) of distributions to non-controlling interest and (v) $6,497,000 of proceeds from PPP related loans. Net cash used in financing activities for the nine months ended June 30, 2019, was primarily attributable to the repurchase of common stock for tax withholding, principal payments under finance obligations and contingent consideration payments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

INFLATION

We believe inflation has not had a material effect on our financial condition as of June 30, 2020, and September 30, 2019, or on our results of operations and cash flows for the nine months ended June 30, 2020 and 2019.

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

The following table shows the fair values of our securities owned as of June 30, 2020. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2020 will have a material adverse effect on our consolidated financial position or results of operations.

Securities owned
Corporate stocks	$793,000
Municipal bonds	320,000
Restricted stock	799,000
Corporate bonds	1,216,000
Warrants	4,763,000
Total	$7,891,000

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and our Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2019 and March 31, 2020.

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

NATIONAL HOLDINGS CORPORATION

August 13, 2020	By:	/s/ Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
(Principal Executive Officer)

August 13, 2020	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)