Form 10-K
period 2020-09-30
NATIONAL HOLDINGS CORP
filed 2020-12-29
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of March 31, 2020, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $1.56 per share for the registrant’s common stock, as quoted on the Nasdaq Capital Market, was approximately $4,433,720.

As of November 30, 2020, there were 13,639,622 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	general economic conditions;
•	our ability to obtain future financing or funds when needed;
•	our ability to maintain sufficient regulatory net capital;
•	the ability of our broker-dealer operations to operate profitably in the face of intense competition from larger full-service and discount brokers;
•	a general decrease in financing and merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed;
•	increased competition from online and business development portals;
•	technological changes;
•	our potential inability to implement our growth strategy through recruiting, acquisitions or joint ventures;
•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;
•	our continued ability to maintain and execute our business strategy;
•	the impact of the ongoing COVID-19 pandemic on our business operations; and
•	the previously announced offer from B. Riley Financial regarding a potential transaction involving our shares of common stock.

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

National is a Delaware corporation organized in 1996. Our broker-dealer subsidiaries are National Securities Corporation, a Washington corporation (“NSC”), and Winslow, Evans & Crocker, Inc., a Massachusetts corporation (“WEC”). NSC conducts a national securities brokerage business through its main offices in New York City, New York and Boca Raton, Florida. NSC is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. WEC is a Boston-based, full-service investment firm established in 1991. NSC and WEC are registered with the Securities and Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”) and Securities Investor Protection Corporation (the “SIPC”).

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

Our wholly-owned subsidiary, Winslow, Evans & Crocker Insurance Agency, Inc., a Massachusetts corporation (“WIA”), provides fixed insurance products to its clients, and our wholly-owned subsidiary, Winslow Financial, Inc., a Massachusetts corporation (“WF”), is an SEC Registered Investment Advisor.

Our wholly-owned subsidiary, United Advisors, LLC, a New Jersey limited liability company (“UA”), is a New York-based, advisor and wealth management firm. United Advisor Services, LLC, a New Jersey limited liability company (“UAS”), is an SEC Registered Investment Advisor, and Financial Services International Corporation, a Washington corporation (“FSIC”), is a FINRA registered broker-dealer.

Proposal

On November 14, 2018, B. Riley Financial, Inc. (“B. Riley”) and FBIO Acquisition, Inc. (“FBIO Acquisition”), a subsidiary of Fortress Biotech, Inc, entered into a stock purchase agreement whereby FBIO Acquisition agreed to sell FBIO Acquisition’s majority stake in the Company to a wholly owned subsidiary of B. Riley (the “FBIO Sale”).  In connection with the FBIO Sale, the Company entered into an agreement with B. Riley (the “B. Riley Agreement”), pursuant to which B. Riley agreed to certain customary standstill provisions, effective as of the date of the B. Riley Agreement through December 31, 2021.

On April 30, 2020, B. Riley and the Company entered into a limited waiver of certain provisions of the B. Riley Agreement and in connection therewith, B. Riley amended its Schedule 13D filing relating to the Company and sent the Board of Directors (the “Board”) a letter containing a proposal regarding the Company. The Board formed a Special Committee of non-executive, independent directors to review the B. Riley proposal.

COVID-19 Update and Action

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

Paycheck Protection Program

On April 10, 2020, NSC entered into a Promissory Note (the “NSC Note”) with Axos Bank as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to NSC in the principal amount of $5,523,738 under the Paycheck Protection Program (the “NSC Loan”) offered by the U.S. Small Business Administration (the “SBA”) pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to qualified small businesses (the “PPP”). On April 15, 2020, WEC also entered into a Promissory Note (the “WEC Note” and together with the NSC Note, the “PPP Notes”) with the Lender, pursuant to which the Lender agreed to make a loan to WEC in the principal amount of $973,062 under the PPP (the “WEC Loan” and together with the NSC Loan, the “PPP Loans”).

The interest rate on each PPP Note is a fixed rate of 1% per annum. Interest is calculated by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. The applicable borrower is required to make monthly payments commencing on the first day of the first full calendar month following the end of a statutorily defined deferral period (the “Deferral Period”), and such payments shall continue to be due and payable on the first day of each calendar month thereafter until the date that is two (2) years following the funding date (the “Maturity Date”), which is April 13, 2022 in the case of the NSC Note and April 16, 2022 in the case of the WEC Note. Monthly payment amounts are based on repayment of interest accrued during the Deferral Period, interest accruing until and including the Maturity Date, and full amortization of the outstanding principal balance. The PPP loans are recorded as debt.

According to the terms of the PPP, all or a portion of loans under the PPP may be forgiven if certain conditions set forth in the CARES Act and the rules of the SBA are met.  In addition, each PPP Note includes events of default, the occurrence and continuation of which would provide the Lender with the right to exercise remedies against NSC or WEC, as applicable, including the right to declare the entire unpaid principal balance under the applicable PPP Note and all accrued unpaid interest immediately due.  There can be no assurance that the SBA will forgive all or any part of the PPP Loans, or that it will not assert that the conditions to obtaining such loans were met, in which case the PPP Loans could be subject to acceleration.

United Advisors Acquisition

On February 7, 2020, the Company entered into a Stock Purchase Agreement (the “United Advisors Agreement” and the transactions contemplated thereunder, the “United Advisors Acquisition”) with United Atlantic Capital, LLC, a New Jersey limited liability company (“UAC”), Mark H. Penske (“MHP”) and Darin Pope (“DP” and together with UAC and MHP, the “Selling Parties”) to acquire all of the outstanding equity interests (collectively, the “Purchased Group Shares”) of Financial Services International Corporation, a Washington corporation (“FSIC”), United Advisor Services, LLC, a New Jersey limited liability company (“UAS”), and United Advisors, LLC, a New Jersey limited liability company (“UA” and collectively with FSIC and UAS, the “Group Companies”).

On September 11, 2020, the Company completed the acquisition of all of the outstanding equity interests of the Group Companies. Under the terms of the United Advisors Agreement, at the closing of the United Advisors Acquisition, the Company acquired the Purchased Group Shares for a closing payment of $3.0 million paid in cash. Under the Purchase Agreement, the Selling Parties are entitled to additional consideration of up to approximately $4.5 million paid in twelve equal quarterly installment payments in cash (the “Additional Cash Purchase Price”), subject to certain adjustments.

UA is a New York-based, advisor and wealth management firm. UAS is an SEC Registered Investment Advisor and FSIC is a FINRA registered broker-dealer. More than 25 financial professionals are part of the United Advisors team.

Winslow, Evans & Crocker, Inc. Acquisition

On August 26, 2019, the Company entered into a stock purchase agreement (as amended, the “Winslow Agreement” and the transactions contemplated thereunder, the “Winslow Acquisition”) whereby the Company agreed to acquire all of the outstanding equity interests (the “Purchased Winslow Shares”) of Winslow Evans & Crocker, Inc. (“WEC”), Winslow, Evans & Crocker Insurance Agency, Inc. (“WIA”), and Winslow Financial, Inc. (“WF” and collectively with WEC and WIA, the “Winslow Targets”). The Company entered into an amendment to the Winslow Agreement on October 11, 2019, to reflect certain clarifications to the terms of the Winslow Agreement as agreed to by the parties.

On December 31, 2019, the Company completed the acquisition of all of the outstanding equity interests of the Winslow Targets.

Under the terms of the Winslow Agreement, at the closing of the Winslow Acquisition, the Company acquired the Purchased Winslow Shares for an aggregate purchase price of approximately $3.2 million paid at closing in cash, subject to certain adjustments, plus additional consideration to be based on (i) the amount of net operating capital of WEC and WF as of the closing, payable in three annual installments and not to exceed $1.0 million in the aggregate, (ii) the aggregate pre-tax net income (loss) of the Winslow Targets through September 22, 2022, provided that such additional consideration shall not be less than $1.5 million and shall not exceed $3.0 million in the aggregate, and (iii) a portion of the synergies achieved through September 20, 2022. At the signing of the Winslow Agreement, the Company deposited $500,000 into escrow, which was applied to the amount payable at closing.

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

Clearing Relationships

NSC has clearing arrangements with National Financial Services LLC (“NFS”), Axos Clearing (“Axos”) formerly COR Clearing LLC, Raymond James (“RJ”) and Interactive Brokers LLC. WEC has clearing arrangements with RJ and Pershing LLC.

Financial Information about Industry Segments

The Company has two reportable segments: (i) the brokerage and advisory services segment, and (ii) the tax and accounting services segment. The brokerage and advisory services segment includes broker-dealer and investment advisory services, the sale of insurance products and licensed mortgage brokerage services provided by NSC, NAM, National Insurance, Prime Financial, GC, WEC, WIA and WF. The tax and accounting services segment includes tax preparation and accounting services provided by National Tax.

During the fiscal years ended September 30, 2020 and 2019, we recognized approximately 74% and 73%, respectively, of our total revenues from brokerage services, principal and agency transactions, and investment banking. During the fiscal years ended September 30, 2020 and 2019, (i) brokerage services consisting of retail brokerage commissions represented 51% and 41%, respectively, of total revenues, (ii) principal and agency transactions consisting of net dealer inventory gains (losses) represented 1% and (1)%, respectively, of total revenues, and (iii) investment banking consisting of corporate finance commissions and fees, represented 22% and 33%, respectively, of total revenues. For a more detailed analysis of our results by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Lines

Brokerage Services

NSC and WEC are each registered as broker-dealers with the SEC and licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. NSC and WEC are also members of FINRA, MSRB and SIPC.

Registered representatives are given broad discretion to structure their own practices and specialize in different areas of the securities markets subject to supervisory procedures and applicable rules and regulations. In addition, registered representatives have direct access to research materials, our management, our traders, and all levels of our support personnel.

The brokerage services provided by our registered representatives and investment advisors include execution of purchases and sales of stocks, options, bonds, mutual funds, annuities and various other securities for individual and institutional customers. In the fiscal year ended September 30, 2020, trades of stocks and options represented approximately 58% of our brokerage revenues, trades of bonds represented approximately 10% of our brokerage revenues, and trades of mutual funds, annuities and various other securities made up approximately 24% of our brokerage revenues. The percentage of each type of business varies over time as the investment preferences of our customers change based on market conditions.

Typically, NSC and WEC do not recommend particular securities to customers. Rather, recommendations to customers are determined by individual registered representatives based upon NSC and WEC’s research and analysis or their own research and analysis, subject to applicable FINRA customer suitability standards. Most registered representatives perform fundamental (as opposed to technical) analysis. Solicitations are made by telephone, email, seminars or newsletters.

NSC and WEC generally act as agents in executing customer orders to buy or sell listed and over-the-counter securities in which we do not make a market and charge commissions based on the services we provide to our customers. In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. We may also act as agent and execute a customer’s purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. We believe our mark-ups, mark-downs and commissions are competitive based on various factors including the services we provide to our customers. The commissions and mark-ups or mark-downs must be in compliance with guidelines established by FINRA. In order to increase revenues generated from these activities, we continuously seek to hire additional registered representatives and work with our current registered representatives to increase their productivity.

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

Historically, most of our registered representatives served as independent contractors responsible for providing their own office facilities, sales assistants, telephone, Internet, computer and other equipment, software, market data, supplies and other items of overhead. As of September 30, 2020, we had a total of approximately 1,010 associates of which 390 were employees and 620 were independent contractors. Of these associates, approximately 700 were registered representatives.

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

Broker-Dealer Trading

NSC and WEC buy and may maintain inventories in equity securities as “market-makers” for sale of those securities to other dealers and our customers. NSC and WEC may also maintain inventories in corporate, government and municipal debt securities for sale to our customers. The level of our market-making trading activities typically increases or decreases depending on the relative strength or weakness of the broader markets. As of September 30, 2020, we made markets in approximately 112 micro- and small-cap Nasdaq and other exchange-listed quoted stocks. We anticipate that we will continue market-making trading activity in the future, which may include securities of companies for which we participated as an underwriter for in a public offering of securities.

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

Administration, Operations, Securities Transactions Processing and Customer Accounts

NSC and WEC do not hold any funds or securities for customers. Rather, they use the services of clearing agents on a fully-disclosed basis. These clearing agents process securities transactions and maintain customer accounts. In addition to transactions executed through our clearing agents, NSC and WEC also conduct direct business. Customer accounts are protected through SIPC for up to $500,000, of which coverage for cash balances is limited to $250,000. In addition to SIPC protection, NFS, our primary clearing agent, provides brokerage accounts additional “excess of SIPC” coverage from Lloyd’s of London, together with other insurers. The “excess of SIPC” coverage would only be used when SIPC coverage is exhausted. Like SIPC protection, “excess of SIPC” protection does not cover investment losses in customer accounts due to market fluctuations. It also does not cover other claims for losses incurred while the firms remain in business. Total aggregate “excess of SIPC” coverage available on all accounts held at NFS is $1.0 billion. Within the “excess of SIPC” coverage, there is no per account dollar limit on coverage of securities, just a per account limit of $1.9 million on coverage of cash.

Tax Preparation and Accounting Services

We provide tax preparation and small business accounting services through our wholly-owned subsidiary, National Tax. The tax preparation business is conducted predominantly during the period from February through April of each year. During the 2020 tax year season, National Tax prepared approximately 26,000 federal, state and local tax returns.

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

Government Regulation and Supervision

NSC, WEC and our investment adviser businesses are subject to extensive regulation by the SEC, FINRA, MSRB, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations (“SROs”), such as FINRA, that adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms’ operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. NSC and WEC are registered broker-dealers with the SEC and members of FINRA. NSC and WEC are each licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. A number of changes have been proposed to the rules and regulations that govern our securities business, and other rules and regulations have been adopted, which may result in changes in the way we conduct our business.

Broker-Dealer Regulation

As a result of federal and state registration and SRO memberships, broker-dealers are subject to overlapping schemes of regulation that cover all aspects of their securities businesses. Such regulations cover matters including capital requirements; uses and safekeeping of clients’ funds and securities; conduct of directors, officers, and employees; record keeping and reporting requirements; supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information; employee-related matters, including qualification and licensing of supervisory, sales and other personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; requirements for the registration, underwriting, sale, and distribution of securities; customer identification rules; rules related to the identification and reporting of suspicious activity; and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including, in some instances, “suitability” determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades, and disclosures to customers.

Regulation NMS and Regulation SHO have substantially affected the trading of equity securities. These regulations were intended to increase transparency in the markets and have acted to further reduce spreads and, with competition from electronic marketplaces, to reduce commission rates paid by investors. The SEC recently enacted Regulation BI, which, among other things, establishes a new standard of conduct for broker-dealers when making a recommendation of a securities transaction or investment strategy involving securities to a retail customer. Broker-dealers must act in the “best interest” of the customer without placing their own financial or other interests ahead of the customer’s interest. Regulation BI requires a broker-dealer that is making a recommendation to comply with four obligations:  a disclosure obligation, a care obligation, a conflict of interest obligation, and a compliance obligation.

Additional legislation, changes in rules promulgated by the SEC and by SROs, and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the SROs conduct regular examinations of our broker-dealer subsidiaries and also initiate targeted and other specific inquiries from time to time, which generally include the investigation of issues involving substantial portions of the securities industry. The SEC and the SROs may conduct administrative proceedings, and the SEC may initiate litigation in federal court, either of which can result in censures, fines, disgorgement, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers. The US Department of Justice and state criminal authorities may also investigate activities of broker-dealers and institute criminal or civil proceedings against broker-dealers for violations of applicable law.

NSC and WEC are subject to the Securities Investor Protection Act and are members of Securities Investors Protection Corporation (“SIPC”), whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for customers up to $500,000, of which a maximum of $250,000 may be in cash.

Margin lending by NSC and WEC are subject to the margin rules of the Board of Governors of the Federal Reserve System and FINRA. Under such rules, NSC and WEC are limited in the amount each may lend in connection with certain purchases of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, NSC and WEC may impose more restrictive margin requirements than required by such rules.

Net Capital Rule

In addition, as a registered broker-dealer and a member of FINRA, NSC, WEC and FSIC are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Net Capital Rule”), which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires, among other things, the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid overstating of the broker-dealer’s net capital.

In February 2015, pursuant to a directive from FINRA, NSC reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 30, 2020, NSC had net capital of $3,812,891, which was $2,812,891 in excess of its required minimum net capital of $1,000,000, WEC had net capital of $467,947 which was $305,992 in excess of its required minimum net capital of $161,955, and FSIC had net capital of $117,538 which was $112,538 in excess of its required minimum net capital of $5,000. WEC’s ratio of aggregate indebtedness to net capital was 5.2 to 1, and FSIC's ratio of aggregate indebtedness to net capital was 0.2 to 1.

NSC, WEC and FSIC are exempt from the provisions of the SEC’s Customer Protection Rule 15c3-3 (the “Customer Protection Rule”), since they are introducing broker-dealers that clear all transactions on a fully disclosed basis and promptly transmit all customer funds and securities to clearing brokers.

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

Our asset management subsidiaries, NAM, WEC and WF are SEC-registered investment advisers and are accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, as well as prohibitions on fraudulent activities.

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

As our services through our subsidiaries are available over the Internet in multiple jurisdictions and we have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While NSC and WEC are currently registered as broker-dealers in the jurisdictions described in this report, all of our subsidiaries are qualified to do business as corporations in only a few international jurisdictions. Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

Intellectual Property

We own the following federally registered mark: Gilman Ciocia Tax & Financial Planning®.

Employees

As of September 30, 2020, the Company’s personnel consisted of the following:

	Salaried	Independent
Position	Employees	Contractors	Total
Officers	14	—	14
Administration	222	125	347
Brokers	45	473	518
Traders	14	0	14
Investment Bankers	10	0	10
Advisors	0	16	16
Accountants and tax preparers	85	6	91
Totals	390	620	1,010

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

Item 1A. RISK FACTORS

The financial statements contained in this report and the related discussions describe and analyze our financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results, however, are not necessarily indicative of our future performance or financial condition. We, therefore, have included the following discussion of certain factors that could affect our future performance or financial condition. These factors could cause our future performance or financial condition to differ materially from our prior performance or financial condition or from management’s expectations or estimates of our future performance or financial condition. These factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations.

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

Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it has committed to purchase or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities laws, other laws and court decisions with respect to underwriters’ liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that NSC, WEC and FSIC must at all times be in compliance with the Net Capital Rule.

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

NSC, WEC and FSIC are subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At September 30, 2020, NSC had net capital of $3,812,891 which was $2,812,891 in excess of its required minimum net capital of $1,000,000, WEC had net capital of $467,947 which was $305,992 in excess of its required minimum net capital of $161,955, and FSIC had net capital of $117,538 which was $112,538 in excess of its required minimum net capital of $5,000. WEC's ratio of aggregate indebtedness to net capital was 5.2 to 1, FSIC's ratio of aggregate indebtedness to net capital was 0.2 to 1.

The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the Net Capital Rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The Net Capital Rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer. NSC, WEC and FSIC may not be able to maintain adequate net capital, or their net capital may fall below the minimum requirements established by the SEC, which could subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if the Net Capital Rule is changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain present levels of business, which could have a material adverse effect on our business.

Our business could be adversely affected by a breakdown in the financial markets.

The business of NSC, WEC and NAM is materially affected by conditions in the financial markets and the economy generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets including political turmoil, war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues would likely decline and our operations would likely be adversely affected.

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

We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, NSC and WEC are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. In addition, because our interests in our subsidiaries consist of equity interests, our rights may be subordinated to the claims of the creditors of these subsidiaries.

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

The securities industry and our business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, such as FINRA. NSC, WEC and FSIC are registered broker-dealers with the SEC and member firms of FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. Changes in laws or regulations or in governmental policies could cause us to change the way we conduct our business, which could adversely affect our businesses and results of operations.

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

NSC and WEC are introducing brokerage firms that use third party clearing brokers to process their securities transactions and maintain customer accounts. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. We depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, we are exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are unilaterally terminated for any reason, we would be forced to find alternative clearing firms without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change. There can be no assurance that if there were a unilateral termination of a clearing agreement that we would be able to find an alternative clearing firm on acceptable terms or at all.

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

Independent contractor registered representatives operate from their own offices and are responsible in large part for the costs and expenses involved in their operations. As of September 30, 2020, we had a total of approximately 1,010 associates, of which 620 were independent contractors. The enactment of any legislation that would affect the eligibility requirements for independent contractor status could have a significant effect on this business model and lead to additional costs and expenses, which could have a material adverse on our results of operations.

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

We are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data.

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

As of September 30, 2020, B. Riley owned approximately 45.2% of our issued and outstanding shares of common stock. As a result B. Riley may be able to control most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions, subject to restrictions on B. Riley's ability to take certain actions, including with respect to our Board, as set forth in the B. Riley Agreement. The concentration of the ownership of the shares of our common stock may also serve to limit the trading volume of our common stock. The common stock of B. Riley is traded on the Nasdaq Capital Market.

Under our agreement with B. Riley, B. Riley agreed to certain customary standstill provisions, effective as of the date of the B. Riley Agreement through December 31, 2021. Additionally, we have granted to B. Riley the right to appoint up to two B. Riley representatives to attend meetings of the Board and any committee thereof in a non-voting observer capacity. The B. Riley Agreement further permits B. Riley to participate pro rata in any bona fide common stock equity offering by us if the offering price of the Company’s common stock in such offering is equal to or less than $3.25 per share, as adjusted for stock splits, stock dividends, stock combinations and similar events, subject to certain exceptions. This participation right will end upon the earlier of (x) the end of the Standstill Period and (y) a change in control of the Company, as defined in the B. Riley Agreement. On April 30, 2020, B. Riley and the Company entered into a limited waiver of certain provisions of the B. Riley Agreement and in connection therewith, B. Riley sent the Board a letter containing a proposal regarding the Company. The Board formed a Special Committee of non-executive, independent directors to review the B. Riley proposal.

Our common stock has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Our common stock is traded on the Nasdaq Capital Market under the symbol “NHLD”. Traditionally, the trading volume of our common stock has been limited. For the 30 trading days ending on September 30, 2020, the average daily trading volume was approximately 10,000 shares per day. During such 30-day period the closing price of our common stock ranged from a high of $2.53 to a low of $2.08. We expect that this limited trading volume will continue due to the concentrated ownership of our common stock by B. Riley. Because of this limited trading volume, holders of our common stock may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

The price of our common stock is volatile.

The price of our common stock has fluctuated substantially. The market price of our common stock may be highly volatile as a result of factors specific to us and the securities markets in general. Factors affecting volatility may include:

•	variations in our annual or quarterly financial results or those of our competitors;
•	the impact of the COVID-19 pandemic;
•	economic conditions in general; and
•	changes in applicable laws or regulations, or their judicial or administrative interpretations affecting us or our subsidiaries or the securities industry.

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

At September 30, 2020, there are no shares of our preferred stock outstanding. The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company.

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

On September 9, 2020, the Company notified Nasdaq of Nassos Michas’s resignation from the Board and the Company’s resulting non-compliance with the majority independent director requirement for continued listing on the Nasdaq Capital Market, as set forth in Listing Rule 5605(b)(1) (the “Majority Independence Rule”). On September 10, 2020, the Company received written notice from Nasdaq acknowledging the Company’s non-compliance with the Majority Independence Rule. In accordance with the Majority Independence Rule, the Company has until the earlier of its next annual meeting of stockholders or September 7, 2021 to regain compliance with the Majority Independence Rule, provided, however, that if the Company’s next annual meeting of stockholders is held on or before March 8, 2021, the Company shall have until March 8, 2021 to regain compliance with the Majority Independence Rule (the “Cure Period”).

The Board intends to identify a suitable replacement candidate for Mr. Michas’s position on the Board and to regain compliance with the Majority Independence Rule prior to the expiration of the applicable Cure Period but there can be no assurance it will be able to do so.

We do not expect to pay any cash dividends on our common stock in the foreseeable future.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. We expect to retain all future earnings, if any, for investment in our business.

Item 2. PROPERTIES

We own no real property. Our corporate headquarters are located in space leased by the Company in New York, New York and Boca Raton, Florida. Independent contractors individually lease the branch offices that are operated by those independent contractors. We also lease additional office space, all of which are shown in the table below.

Leases expire at various times through May 2032. We believe the rent at each of our locations is reasonable based on current market rates and conditions. We consider the facilities of our company and those of our subsidiaries to be reasonably insured and adequate for the foreseeable needs of our company and our subsidiaries.

The following chart provides information related to these lease obligations as of September 30, 2020:

Address	Approximate Square Footage	Approximate Annual Base Lease Rental	Lease Termination Date
175 Federal St. 6 & 8, Boston, MA	23,088	$1,292,928	31-Jul-21
200 Vesey Street, 25th Floor, New York, NY	15,988	$767,424	27-Feb-26
600 University Street, Suite 2900, Seattle, WA	7,620	$318,135	31-Oct-26
5000 T-Rex Avenue, Suite 300, Boca Raton, FL	16,726	$297,221	31-May-32
2875 NE 191st Street, Suite 601, Aventura, FL	5,208	$263,577	31-May-21
61 South Paramus Road, Suite 530, Paramus, NJ	7,968	$254,976	31-May-30
14802 N. Dale Mabry Blvd., Suite 101 and 204, Tampa, FL	7,038	$165,499	31-Dec-21
35-30 Francis Lewis Blvd., Suite 205, Flushing, NY	4,600	$155,320	31-Aug-21
2711 North Haskell Avenue, Suite 2950, Dallas, TX	6,724	$135,180	31-Jan-30
484 Temple Hill Road, Suite 104, New Windsor, NY	6,204	$122,529	30-Sep-30
4000 Route 66, Tinton Falls, NJ	6,721	$100,659	30-Nov-20
100 Franklin Street, Boston, MA	1,982	$101,082	28-Feb-24
11 Raymond Ave, Suite 22, Poughkeepsie, NY	3,558	$98,201	30-Jun-23
540 Gidney Ave, Newburgh, NY	4,535	$95,034	30-Jun-21
500 Portion Rd, Suite 2 & 4, Lake Ronkonkoma, NY	3,727	$93,163	1-Jan-21
181 East Jericho Turnpike, 2nd Floor, Mineola, NY	3,165	$91,728	30-Apr-25
2050 Eastchester Road, Suite 1-A, Bronx, NY	3,220	$89,116	31-Oct-22
2101 Fourth Avenue, Suite 910, Seattle, WA	2,881	$86,430	30-Sep-25
1550-1556 Third Ave., Suite 306, New York, NY	1,212	$74,445	30-Nov-20
3535 Military Trail, Suite 201 & 202, Jupiter, FL	2,944	$63,679	30-Apr-22
1200 N. Federal Highway, Suite 215, Boca Raton, FL	3,214	$58,881	31-Mar-24
5839 Main St, Williamsville, NY	3,159	$58,568	31-Dec-23
711 North Orlando Avenue, Suite 101, Maitland, FL	1,737	$41,688	31-Jul-25
155 N. Lake Avenue, 8th Floor, Pasadena, CA	100	$33,828	31-Jul-21
7370 College Parkway, Ft. Myers, FL	1,448	$25,702	30-Nov-24
44 Stelton Rd Suite 235, Piscataway, NJ	1,242	$23,158	month to month
10101 W Sample Rd, Coral Springs, FL	555	$23,088	31-Dec-21
50 Braintree Hill Park,Suite 105, Braintree, MA	420	$15,744	month to month
3301 Bonita Beach Rd, Suite 203, Bonita Beach, FL	982	$12,766	31-Aug-24
410 Broadway, Suite 180, Laguna Beach, CA	95	$9,000	30-Apr-21

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

Stockholders

As of November 30, 2020, we had approximately 280 stockholders of record and we estimated our total number of beneficial stockholders at approximately 820.

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

Issuer Purchases of Equity Securities

In August 2015, the Board authorized the repurchase of up to $2 million of our common stock. Share repurchases, if any, could be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Board did not stipulate an expiration date for this repurchase, though we did agree to suspend this repurchase program in a merger agreement among our company, Fortress and FBIO Acquisition, dated as of April 27, 2016 (as amended, the “Merger Agreement”). During the years ended September 30, 2020 and 2019, we did not repurchase any shares.

Subsequent to September 30, 2020 and through the date of the issuance of this report, we had not acquired any additional shares.

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

NSC and WEC are subject to regulation by, among others, the SEC and FINRA, and are members of SIPC. In addition, NSC is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia and Puerto Rico and the U.S. Virgin Islands. National Tax is also subject to regulation by, among others, the IRS.

As of September 30, 2020, we had approximately 1,010 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 30 Company offices located in New York, New Jersey, Florida, Texas, Massachusetts and Washington, we had approximately 100 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

Proposal

On April 30, 2020, B. Riley and the Company entered into a limited waiver of certain provisions of the standstill agreement with B. Riley and in connection therewith, B. Riley amended its Schedule 13D filing relating to the Company and sent the Board a letter containing a proposal regarding the Company. The Board formed a Special Committee of non-executive, independent directors to review the B. Riley proposal.

COVID-19 Update and Action

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

Paycheck Protection Program

On April 10, 2020, NSC entered into the NSC Note in the principal amount of $5,523,738 with the Lender, pursuant to which the Lender agreed to make the NSC Loan offered by the SBA pursuant to the CARES Act to qualified small businesses. On April 15, 2020, WEC also entered into the WEC Note in the principal amount of $973,062 with the Lender, pursuant to which the Lender agreed to make the WEC Loan.

The interest rate on each PPP Note is a fixed rate of 1% per annum. Interest is calculated by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. The applicable borrower is required to make monthly payments commencing on the first day of the first full calendar month following the end of the Deferral Period, and such payments shall continue to be due and payable on the first day of each calendar month thereafter until the Maturity Date, which is April 13, 2022 in the case of the NSC Note and April 16, 2022 in the case of the WEC Note. Monthly payment amounts are based on repayment of interest accrued during the Deferral Period, interest accruing until and including the Maturity Date, and full amortization of the outstanding principal balance. The PPP loans are recorded as debt.

According to the terms of the PPP, all or a portion of loans under the PPP may be forgiven if certain conditions set forth in the CARES Act and the rules of the SBA are met.  In addition, each PPP Note includes events of default, the occurrence and continuation of which would provide the Lender with the right to exercise remedies against NSC or WEC, as applicable, including the right to declare the entire unpaid principal balance under the applicable PPP Note and all accrued unpaid interest immediately due.  There can be no assurance that the SBA will forgive all or any part of the PPP Loans, or that it will not assert that the conditions to obtaining such loans were met, in which case the PPP Loans could be subject to acceleration.

United Advisors Acquisition

On February 7, 2020, the Company entered into a Stock Purchase Agreement (the “United Advisors Agreement” and the transactions contemplated thereunder, the “United Advisors Acquisition”) with United Atlantic Capital, LLC, a New Jersey limited liability company (“UAC”), Mark H. Penske (“MHP”) and Darin Pope (“DP” and together with UAC and MHP, the “Selling Parties”) to acquire all of the outstanding equity interests (collectively, the “Purchased Group Shares”) of Financial Services International Corporation, a Washington corporation (“FSIC”), United Advisor Services, LLC, a New Jersey limited liability company (“UAS”), and United Advisors, LLC, a New Jersey limited liability company (“UA” and collectively with FSIC and UAS, the “Group Companies”).

On September 11, 2020, the Company completed the acquisition of all of the outstanding equity interests of the Group Companies. Under the terms of the United Advisors Agreement, at the closing of the United Advisors Acquisition, the Company acquired the Purchased Group Shares for a closing payment of $3.0 million paid in cash. Under the Purchase Agreement, the Selling Parties are entitled to additional consideration of up to approximately $4.5 million paid in twelve equal quarterly installment payments in cash (the “Additional Cash Purchase Price”), subject to certain adjustments.

UA is a New York-based, advisor and wealth management firm. UAS is an SEC Registered Investment Advisor and FSIC is a FINRA registered broker-dealer. More than 25 financial professionals are part of the United Advisors team.

Winslow, Evans & Crocker, Inc. Acquisition

On August 26, 2019, the Company entered into a stock purchase agreement (as amended, the “Winslow Agreement” and the transactions contemplated thereunder, the “Winslow Acquisition”) whereby the Company agreed to acquire all of the outstanding equity interests (the “Purchased Winslow Shares”) of Winslow Evans & Crocker, Inc. (“WEC”), Winslow, Evans & Crocker Insurance Agency, Inc. (“WIA”), and Winslow Financial, Inc. (“WF” and collectively with WEC and WIA, the “Winslow Targets”). The Company entered into an amendment to the Winslow Agreement on October 11, 2019, to reflect certain clarifications to the terms of the Winslow Agreement as agreed to by the parties.

On December 31, 2019, the Company completed the acquisition of all of the outstanding equity interests of the Winslow Targets.

Under the terms of the Winslow Agreement, at the closing of the Winslow Acquisition, the Company acquired the Purchased Winslow Shares for an aggregate purchase price of approximately $3.2 million paid at closing in cash, subject to certain adjustments, plus additional consideration to be based on (i) the amount of net operating capital of WEC and WF as of the closing, payable in three annual installments and not to exceed $1.0 million in the aggregate, (ii) the aggregate pre-tax net income (loss) of the Winslow Targets through September 22, 2022, provided that such additional consideration shall not be less than $1.5 million and shall not exceed $3.0 million in the aggregate, and (iii) a portion of the synergies achieved through September 20, 2022. At the signing of the Winslow Agreement, the Company deposited $500,000 into escrow, which was applied to the amount payable at closing.

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

Critical Accounting Policies and Estimates

Our most critical accounting policies relate to revenue recognition (including revenue from variable interest entities), income taxes, and goodwill. The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.

We believe our critical accounting policies are as follows:

Variable Interest Entities - We have entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered variable interest entities (“VIEs”) under the accounting guidance. These Funds are established primarily to make and manage investments in equity or convertible debt securities of privately held companies that we, as investment advisory to the Funds, believes possess innovative or disruptive technologies and present opportunities for an initial public offering (“IPO”) or another similar liquidity event within approximately one to five years from the date of investment. The Funds intend to hold the investments until an IPO or another similar liquidity event and then to make distributions to its investors when contractually permitted, estimated approximately six months following such IPO or liquidity event.

We earn fees from the Funds in the form of placement agent fees and carried interest. For placement agent fees, we receive a cash fee of generally 7% to 10% of the amount of raised capital for the Funds and the fee is recognized at the time the placement services occurred. We receive carried interest as a percentage allocation (8% to 15%) of the profits of the Funds as compensation for asset management services provided to the Funds and it is recognized at the time of distributions. Once fund investors have received distributions in an amount equal to one hundred percent (100%) of their total capital contributions, we as the manager of the Funds will be entitled to share in any profits of the Funds to the extent of the carried interest. As the fee arrangements under such agreements are arm's-length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, we do not consolidate such VIEs.

Placement agent fees attributable to such arrangements were $21,404,000 in 2020 and $34,184,000 in 2019, respectively, and included in investment banking in the consolidated statements of operations.

Carried interest is recognized and recorded at the time of distribution and all contingencies are resolved. For the year ended September 30, 2020, no carried interest has been recorded. For the year ended September 30, 2019, $15,872,000 of carried interest has been recorded. $5,403,000 of the carried interest is related to the back-end compensation of the placement agent fees and is included in investment banking in the consolidated statements of operations. The remaining $10,469,000 is recorded as compensation for asset management services and is included in investment advisory in the consolidated statements of operations. For the year ended September 30, 2019, an unrealized loss of $2,389,000 was recorded due to the change in fair value of the shares received for carried interest. The loss for the change in fair value is included in net dealer inventory (losses) gains in the consolidated statements of operations.

Based on the investment performance of the Funds as of September 30, 2020, unrecognized carried interest under a hypothetical distribution was $8,086,000 and the related compensation expense associated was $5,651,000. Based on current market values, at December 24, 2020, unrecognized carried interest and related compensation expense under a hypothetical distribution would increase to $49,776,000 and $34,412,000, respectively. Carried interest is dependent on the market and will fluctuate until a distribution event occurs.

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

Investment advisory fees are derived from account management and investment advisory services. These fees are determined based on a percentage of the customers assets under management, may be billed monthly or quarterly and are recognized when earned. Also included in advisory fees is carried interest. Carried interest is recognized and recorded at the time of distribution and all contingencies are resolved.

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

Transfer fees and fees for clearing services are recorded on a trade date basis.

Tax preparation and accounting fees are recognized upon completion of the services.

See Note 20 of our consolidated financial statements for additional disclosures on revenue recognition from revenues from contracts.

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

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, requiring us to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. We recognize accrued interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2020 and 2019, we had no unrecognized tax positions.

Goodwill - Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill represents the excess of the purchase price over the fair value of its identifiable net assets acquired. We test goodwill for impairment at the reporting unit level. Fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an impairment will be recognized. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities testing goodwill for impairment, the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such impairment test.

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

Results of Operations

Fiscal Year 2020 Compared with Fiscal Year 2019

Our fiscal year 2020 resulted in an increase in revenues and an increase in operating expenses as compared to fiscal year 2019. Lower margin commission revenue replaced higher margin investment banking revenues, which we attribute to overall market dynamics and volatility associated with the COVID-19 pandemic, and which contributed to the increase in operating expenses. Fiscal 2019 results also included substantial carried interest revenue, which provided significantly higher levels of gross margin. Finally, increasingly low interest rates have impacted revenue generating capabilities of certain investment products. As a result, we reported loss before taxes of $(8,079,000) for fiscal year 2020 as compared to income before taxes of $2,160,000 for fiscal year 2019.

Revenues

	Fiscal Year		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions	$116,898,000	$86,929,000	$29,969,000	34%
Net dealer inventory gains (losses)	1,076,000	(1,466,000)	2,542,000	173%
Investment banking	51,280,000	69,656,000	(18,376,000)	(26)%
Investment advisory	35,676,000	34,400,000	1,276,000	4%
Interest and dividends	4,334,000	5,822,000	(1,488,000)	(26)%
Transfer fees and clearing services	9,957,000	8,092,000	1,865,000	23%
Tax preparation and accounting	10,148,000	8,807,000	1,341,000	15%
Other	506,000	701,000	(195,000)	(28)%
Total Revenues	$229,875,000	$212,941,000	$16,934,000	8%

Total revenues increased $16,934,000, or 8%, in fiscal year 2020 to $229,875,000 from $212,941,000 in fiscal year 2019. This increase in revenues is primarily due to revenues generated by commissions and net dealer inventory gains offset in part by the decrease in revenues from investment banking.

•

Commissions increased by $29,969,000, or 34%, to $116,898,000 from $86,929,000 during fiscal year 2020 when compared to fiscal 2019. This increase is mainly attributable to an increase in trading commission revenue and $3,200,000 in incremental revenue due to the Winslow Acquisition. Customer trading volumes across the industry increased compared to the prior year period, which we attribute to COVID-19 related market volatility.

•

Net dealer inventory gains (losses) increased by $2,542,000, or 173%, to $1,076,000 from $(1,466,000) during fiscal year 2020 when compared to fiscal 2019. This increase is primarily due to higher security market values resulting in higher gains. Unrealized losses for the Lyft securities and for the firm’s investment portfolio created the net loss in fiscal year 2019. In addition, $600,000 in incremental revenue is due to the Winslow Acquisition.

•

Investment banking decreased by $18,376,000, or 26%, to $51,280,000 from $69,656,000, during fiscal year 2020 when compared to fiscal 2019. The 2019 fiscal year was particularly strong in both our traditional investment banking business as well as our private shares business. Our investment banking business recorded $5,400,000 in carried interest in fiscal 2019. We attribute the weakness in this business in fiscal 2020 to COVID-19.

•

Investment advisory increased by $1,276,000, or 4%, to $35,676,000 from $34,400,000 during fiscal year 2020 when compared to fiscal 2019. The increase is primarily due to the incremental revenue as a result of the Winslow Acquisition as well as an increase in assets under management, due to increased registered representative recruiting, market valuation levels, and the continuing reallocation of some client assets to our investment advisory business. The increase was offset by a decrease of $10,469,000 of carried interest revenue we recorded during fiscal 2019 as compensation for asset management services from the private shares funds distributed. There was no carried interest revenue recorded during fiscal 2020.

•

Interest and dividends decreased by $1,488,000, or 26%, to $4,334,000 from $5,822,000 during fiscal year 2020 when compared to fiscal 2019. This decrease is attributable to the drop in the Federal funds rate, as interest rates overall are near zero.

•

Transfer fees and clearing services, increased by $1,865,000, or 23%, to $9,957,000 from $8,092,000 during fiscal year 2020 when compared to fiscal 2019. This increase is primarily attributable to an increase in customer trading volumes.

•

Tax preparation and accounting fees increased by $1,341,000, or 15%, to $10,148,000 from $8,807,000 during fiscal year 2020 when compared to fiscal 2019. This increase is attributable to revenue generated by new business acquisitions.

•

Other revenue decreased by $195,000, or 28%, to $506,000 from $701,000 during fiscal year 2020 when compared to fiscal 2019. This decrease is primarily due to a decline of client participation in our fully paid stock lending program.

Operating expenses

	Fiscal Year		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions, compensation and fees	$195,938,000	$175,453,000	$20,485,000	12%
Clearing fees	8,474,000	4,808,000	3,666,000	76%
Communications	3,588,000	2,816,000	772,000	27%
Occupancy	5,053,000	4,301,000	752,000	17%
Licenses and registration	3,871,000	2,960,000	911,000	31%
Professional fees	9,320,000	7,306,000	2,014,000	28%
Interest	90,000	32,000	58,000	181%
Depreciation and amortization	2,854,000	1,832,000	1,022,000	56%
Other administrative expenses	9,203,000	11,333,000	(2,130,000)	(19)%
Total Operating Expenses	$238,391,000	$210,841,000	$27,550,000	13%

In comparison with the 8% increase in total revenues, total operating expenses increased 13%, or $27,550,000, to $238,391,000 for fiscal year 2020 compared to $210,841,000 in fiscal year 2019.

•

Commissions, compensation, and fees include expenses based on commission revenue, net dealer inventory gains revenue, investment banking and investment advisory revenues, as well as compensation to our non-broker employees. These expenses increased by $20,485,000, or 12% , to $195,938,000 in fiscal year 2020 from $175,453,000 in fiscal year 2019. This increase is primarily related to higher commissions revenue and therefore higher variable compensation expense. Commissions is our lowest margin business. In addition to the overall revenue increase, as a result of the revenue redistribution from investment banking to commissions revenue, our cost of sales commissions increased. Additionally, $5,700,000 in incremental expense is due to the Winslow Acquisition.

•

Clearing fees increased by $3,666,000, or 76%, to $8,474,000 in fiscal year 2020 from $4,808,000 in fiscal year 2019. The increase is primarily due to higher clearings fees as a result of the increase in trading volume and the incremental expense as a result of the Winslow Acquisition.

•

Communications expenses increased by $772,000, or 27%, to $3,588,000 in fiscal year 2020 from $2,816,000 in fiscal year 2019. This increase is primarily due to the incremental expense as a result of the Winslow Acquisition.

•

Occupancy expenses increased by $752,000, or 17%, to $5,053,000 in fiscal year 2020 from $4,301,000 in fiscal year 2019. This increase is primarily due to several small locations opened later in fiscal year 2019 as part of the company's geographical expansion as well as the incremental expense as a result of the Winslow Acquisition.

•

Licenses and registration increased by $911,000, or 31%, to $3,871,000 in fiscal year 2020 from $2,960,000 in fiscal year 2019. This increase is attributable to licenses for software applications as we continue to invest in and implement technology enhancement.

•

Professional fees increased by $2,014,000, or 28% to $9,320,000 in fiscal year 2020 from $7,306,000 in fiscal year 2019. This increase is primarily related to legal and consulting fees related to the B. Riley proposal and business acquisition matters.

•	Interest expense increased by $58,000, or 181%, to $90,000 in fiscal year 2020 from $32,000 in fiscal year 2019
•

Depreciation and amortization expense increased by $1,022,000, or 56%, to $2,854,000 in fiscal year 2020 from $1,832,000 in fiscal year 2019. Higher amortization expense for new customer list intangibles as a result of new business acquisitions contributed to the majority of this increase.

•

Other administrative expenses, which include but are not limited to advertising, office supplies, dues and subscriptions, provisions for potential arbitration settlements, insurance and director compensation, decreased by $2,130,000, or 19%, to $9,203,000 in fiscal year 2020 from $11,333,000 in fiscal year 2019. This decrease as compared to the prior year is primarily due to higher costs for arbitration settlements recorded in the prior year period.

Net Income

We reported a net loss attributable to common shareholders in fiscal 2020 of $5,938,000 or $0.44 per common share on a fully diluted basis, as compared to net loss attributable to common shareholders of $819,000, or $0.06 per common share on a fully diluted basis in fiscal year 2019.

NON-GAAP INFORMATION

Management considers earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as stock-based compensation. EBITDA, as adjusted should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows from operating activities. For fiscal years 2020 and 2019, EBITDA, as adjusted, was $5,672,000 and $12,395,000, respectively.

The following table presents a reconciliation of net income (loss) attributable to common shareholders as reported in accordance with generally accepted accounting principles, or GAAP, to EBITDA, as adjusted.

	Fiscal Year Ended
	2020	2019

Net (loss) income attributable to common shareholders, as reported	$(5,938,000)	$(819,000)
Interest expense	90,000	32,000
Income taxes	(1,865,000)	319,000
Depreciation and amortization	2,854,000	1,832,000
EBITDA	(4,859,000)	1,364,000
Non-cash compensation expense	3,108,000	4,282,000
Forgivable loan amortization	894,000	680,000
Unrealized (gain) loss on the firm’s warrant portfolio	2,895,000	2,820,000
Real estate restructuring costs	116,000	315,000
Business acquisition related costs	355,000	168,000
Professional fees associated with the B. Riley proposal	1,225,000	—
Legal and arbitration costs associated with pre-fiscal 2017 lawsuits not covered by insurance	1,160,000	2,766,000
New York City occupancy tax - fiscal 2007 through fiscal 2012	490,000	—
Gain on disposal of National Tax branches	(297,000)	—
Disposition/settlement of contingent consideration	(540,000)	—
Impairment of goodwill and intangible assets	1,125,000	—
EBITDA, as adjusted	$5,672,000	$12,395,000

EBITDA, adjusted for non-cash compensation expense, forgivable loan amortization, unrealized (gain) loss on the firm’s warrant portfolio, real estate restructuring costs, business acquisition related costs, professional fees costs associated with the B. Riley proposal, legal and arbitration costs associated with pre-fiscal 2017 lawsuits not covered by insurance, New York City occupancy tax - fiscal 2007 through fiscal 2012, gain on disposal of National Tax branches, disposition/settlement of contingent consideration and impairment of goodwill and intangible assets is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC.

Liquidity and Capital Resources

	Ending Balance		Average Balance
	September 30,		during fiscal
	2020	2019	2020	2019
Cash	$27,327,000	$30,443,000	$25,806,200	$28,117,000
Receivables from broker-dealers and clearing organizations	3,367,000	3,490,000	3,426,000	3,236,000
Securities owned (excludes warrants)	1,436,000	7,027,000	3,923,200	3,192,000

Accrued commissions and payroll payable, accounts payable and other accrued expenses	35,502,000	28,853,000	26,144,600	22,808,250

At September 30, 2020 and 2019, 30% and 50%, respectively, of our total assets consisted of cash, securities owned excluding warrants and receivables from broker-dealers and clearing organizations. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

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

At September 30, 2020, NSC had net capital of $3,812,891 which was $2,812,891 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of the Customer Protection Rule since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

WEC is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Net Capital Rule, shall not exceed 15 to 1. At September 30, 2020, WEC had net capital of $467,947 which was $305,992 in excess of its required net capital of $161,955. WEC's ratio of aggregate indebtedness to net capital was 5.2 to 1. WEC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

FSIC is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Net Capital Rule, shall not exceed 15 to 1. At September 30, 2020, FSIC had net capital of $117,538 which was $112,538 in excess of its required net capital of $5,000. FSIC's ratio of aggregate indebtedness to net capital was 0.2 to 1. FSIC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC, WEC and FSIC are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that NSC, WEC and FSIC may dividend or advance to us.

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

We do not have any material commitments for capital expenditures. We purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have amounted to $241,000 and $3,124,000 during fiscal years 2020 and 2019, respectively.

Certain of our subsidiaries have received loans from the Small Business Administration’s Payroll Protection Plan program, a significant part of the U.S. government’s pandemic stimulus. We anticipate that our use of proceeds from the PPP loans may result in loans being forgiven. See Note 22 of the notes to the consolidated financial statements for additional information.

Cash Flow - Operating Activities

Net cash provided by (used in) operating activities was $(1,444,000) and $7,676,000 for the years ended September 30, 2020 and 2019, respectively.

During the year ended September 30, 2020, net cash used in operating activities was primarily attributable to:

•

$6,214,000 of net loss, which included $7,731,000 in non-cash items, consisting primarily of (i) $3,108,000 of stock-based compensation expense, (ii) $2,854,000 of depreciation and amortization expense, (iii) $2,905,000 of deferred tax benefit and (iv) $3,200,000 of amortization of operating lease assets; and

•

Changes in operating assets and liabilities consisting primarily of (i) a $3,794,000 increase in accounts payable, accrued expenses and other liabilities, (ii) a $5,879,000 increase in other receivables, and (iii) a $3,508,000 increase in forgivable loans receivable. These items were partially offset by (i) a $8,853,000 decrease in securities owned, and (ii) a $959,000 decrease in prepaid expenses.

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

Cash Flow - Investing Activities

Net cash used in investing activities was $5,114,000 and $3,017,000 for the years ended September 30, 2020 and 2019, respectively. Net cash used in investing activities during the year ended September 30, 2020 was primarily attributable to the acquisition of businesses and during the year ended September 30, 2019, was primarily attributable to the acquisition of property, plant and equipment.

Cash Flow - Financing Activities

Net cash provided by (used in) financing activities was $3,444,000 and $(2,529,000) for the years ended September 30, 2020 and 2019, respectively. Net cash used in financing activities for the year ended September 30, 2020, was primarily attributable to (i) $6,497,000 in proceeds from PPP related loans, (ii) $1,485,000 distributions to non-controlling interest, (iii) $730,000 of contingent consideration payments, and (iv) $373,000 for repurchase of common stock for tax withholding. Net cash used in financing activities for the year ended September 30, 2019, was primarily attributable to (i) $899,000 distributions to non-controlling interest, (ii) $617,000 of contingent consideration payments, and (iii) $425,000 for repurchase of common stock for tax withholding.

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

Adoption of the new standard resulted in the recording of right-of-use assets and corresponding lease liabilities of $14,720,000 and $16,309,000, respectively, as of October 1, 2019. The difference between the right-of-use assets and the lease liabilities was recorded to eliminate existing deferred rent balances and remaining balances of lease incentives recorded under Topic 840. The adoption of the new standard did not materially impact the Company's consolidated statements of operations and had no impact on the Company's consolidated statements of cash flows. The Company's current lease arrangements expire through 2032. See Note 22 for further information.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of September 30, 2020, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting were effective as of September 30, 2020.

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

Internal Controls over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by us during the fourth quarter of fiscal year 2020 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are included in Part II, Item 8:

1.	Financial Statements

Reports of Independent Registered Accounting Firms

Consolidated Financial Statements:

Statements of Financial Condition, September 30, 2020 and 2019

Statements of Operations for the Years ended September 30, 2020 and 2019

Statement of Changes in Stockholders’ Equity for the Years ended September 30, 2020 and 2019

Statements of Cash Flows for the Years ended September 30, 2020 and 2019

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

NATIONAL HOLDINGS CORPORATION
(Registrant)

Date: December 29, 2020	By:	/s/Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
(Principal Executive Officer)

Date: December 29, 2020		/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2020	/s/ Robert B. Fagenson
Robert B. Fagenson,
Vice Chairman of the Board

Date: December 29, 2020	/s/ Michael E. Singer
Michael E. Singer, Executive Vice Chairman of the Board

Date: December 29, 2020	/s/ Daniel Hume
Daniel Hume, Director

Date: December 29, 2020	/s/ Barbara Creagh
Barbara Creagh, Director

Date: December 29, 2020	/s/ Jeff Gary
Jeff Gary, Director

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

3.2(a)	The Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on February 13, 2002; File No. 001-12629).

3.2(b)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2014, File No. 001-12629)

3.2(c)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2016; file No. 001-12629).

3.2(d)	Amendment to Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2020; file No. 001-12629).

4.1	Description of Registrant’s Securities.

4.2	Form of Warrant, dated July 12, 2010 (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on July 14, 2010; File No. 001-12629).

4.3	Form of Warrant, dated September 29, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2010; File No. 001-12629).

10.1(a)	2013 Omnibus Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 25, 2019)

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

10.3*	Amended and Restated Employment Agreement, dated as of December 28, 2018 between National Holdings Corporation and Michael A. Mullen (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on December 30, 2019; File No. 001-12629).

10.4(a)*	Employment Agreement, dated as of December 28, 2018 between National Holdings Corporation and Glenn C. Worman (incorporated by reference to Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K filed on December 30, 2019; File No. 001-12629).

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

10.14*	Employment Agreement, dated as of December 28, 2018 between National Holdings Corporation and John C. DeSena (incorporated by reference to Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K filed on December 30, 2019; File No. 001-12629).

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

10.17	Promissory Note of National Securities Corporation, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2020; File No. 001-12629).

10.18	Promissory Note of Winslow Evans & Crocker, Inc., dated as of April 15, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 29, 2020; File No. 001-12629).

10.19	Stock Purchase Agreement, dated as of February 7, 2020, by and among United Atlantic Capital, LLC, Mark H. Penske, Darin Pope and National Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 13, 2020; File No. 001-12629).

21	Subsidiaries of Registrant.

23.1	Consent of EisnerAmper LLP.

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

September 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of National Holdings Corporation and Subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2019.

EISNERAMPER LLP

New York, New York

December 29, 2020

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2020	2019
ASSETS
Cash	$27,327,000	$30,443,000
Restricted cash	962,000	960,000
Cash deposits with clearing organizations	686,000	436,000
Securities owned, at fair value	4,739,000	12,481,000
Receivables from broker dealers and clearing organizations	3,367,000	3,490,000
Forgivable loans receivable	4,269,000	1,834,000
Other receivables, net	12,394,000	5,672,000
Prepaid expenses	4,258,000	3,639,000
Fixed assets, net	4,382,000	5,067,000
Intangible assets, net	12,276,000	5,441,000
Goodwill	11,673,000	5,153,000
Deferred tax asset, net	4,795,000	4,560,000
Right-of-use assets	14,721,000	—
Other assets	1,388,000	2,031,000
Total Assets	$107,237,000	$81,207,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued commissions and payroll payable	15,445,000	18,590,000
Accounts payable and other accrued expenses	9,656,000	8,643,000
Deferred clearing and marketing credits	157,000	367,000
Contingent consideration	10,401,000	1,620,000
Operating lease liabilities	16,719,000	—
PPP Loans	6,523,000	—
Other	1,701,000	388,000
Total Liabilities	60,602,000	29,608,000

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at September 30, 2020 and 2019; 13,639,622 shares issued and outstanding at September 30, 2020 and 13,158,441 shares issued and outstanding at September 30, 2019	273,000	263,000
Additional paid-in-capital	93,079,000	90,354,000
Accumulated deficit	(46,717,000)	(40,779,000)

Total National Holdings Corporation Stockholders’ Equity	46,635,000	49,838,000

Non-controlling interest	—	1,761,000
Total Stockholders’ Equity	46,635,000	51,599,000

Total Liabilities and Stockholders’ Equity	$107,237,000	$81,207,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2020	2019

Revenues
Commissions	$116,898,000	$86,929,000
Net dealer inventory (losses) gains	1,076,000	(1,466,000)
Investment banking	51,280,000	69,656,000
Investment advisory	35,676,000	34,400,000
Interest and dividends	4,334,000	5,822,000
Transfer fees and clearing services	9,957,000	8,092,000
Tax preparation and accounting	10,148,000	8,807,000
Other	506,000	701,000
Total Revenues	229,875,000	212,941,000

Operating Expenses
Commissions, compensation and fees	195,938,000	175,453,000
Clearing fees	8,474,000	4,808,000
Communications	3,588,000	2,816,000
Occupancy	5,053,000	4,301,000
Licenses and registration	3,871,000	2,960,000
Professional fees	9,320,000	7,306,000
Interest	90,000	32,000
Depreciation and amortization	2,854,000	1,832,000
Other administrative expenses	9,203,000	11,333,000
Total Operating Expenses	238,391,000	210,841,000
Income before Other Income (Expense) and Income Taxes	(8,516,000)	2,100,000

Other Income (Expense)
Gain on disposal of Gilman branches	297,000	—
Change in fair value of warrants	140,000	—
Other income	—	60,000
Total Other Income (Expense)	437,000	60,000
Income (Loss) before Income Taxes	(8,079,000)	2,160,000

Income tax expense (benefit)	(1,865,000)	319,000
Net Income (Loss)	$(6,214,000)	$1,841,000

Net income (loss) attributable to non-controlling interest	276,000	(2,660,000)
Net income (loss) attributable to National Holdings Corporation common shareholders	$(5,938,000)	$(819,000)

Net income (loss) per share attributable to National Holdings Corporation common shareholders - Basic	$(0.44)	$(0.06)
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Diluted	$(0.44)	$(0.06)

Weighted average number of shares outstanding - Basic	13,414,009	12,821,581
Weighted average number of shares outstanding - Diluted	13,414,009	12,821,581

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED September 30, 2020 and 2019

			Additional		Non-
	Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	$ Amount	Capital	Deficit	Interest	Equity
BALANCE, September 30, 2018	12,541,890	$250,000	$86,510,000	$(39,825,000)	$—	$46,935,000

Cumulative effect of adoption of ASC 606 (Note 21)	—	—	—	(135,000)	—	(135,000)

BALANCE, October 1, 2019	12,541,890	250,000	86,510,000	(39,960,000)	—	46,800,000

Issuance of shares of common stock for warrant exercises	38	—	—	—	—	—
Stock – based compensation for restricted stock units	—	—	4,282,000	—	—	4,282,000
Issuance of shares of common stock with respect to restricted stock units and awards, net of 144,269 shares valued at $425,000 tendered for tax withholding	616,513	13,000	(438,000)	—	—	(425,000)
Distributions to non-controlling interest	—	—	—	—	(899,000)	(899,000)
Net income (loss)	—	—	—	(819,000)	2,660,000	1,841,000

BALANCE, September 30, 2019	13,158,441	263,000	90,354,000	(40,779,000)	1,761,000	51,599,000

Stock – based compensation for restricted stock units	—	—	3,108,000	—	—	3,108,000
Issuance of shares of common stock with respect to restricted stock units and awards, net of 165,300 shares valued at $373,000 tendered for tax withholding	481,181	10,000	(383,000)	—	—	(373,000)
Distributions to non-controlling interest	—	—	—	—	(1,485,000)	(1,485,000)
Net income (loss)	—	—	—	(5,938,000)	(276,000)	(6,214,000)

BALANCE, September 30, 2020	13,639,622	$273,000	$93,079,000	$(46,717,000)	$—	$46,635,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,214,000)	$1,841,000

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,854,000	1,832,000
Amortization of forgivable loans	894,000	680,000
Stock-based compensation	3,108,000	4,282,000
Provision (recovery) for doubtful accounts	191,000	(216,000)
Deferred tax (benefit) expense	(2,905,000)	(368,000)
Amortization of deferred clearing and marketing credit	(210,000)	(209,000)
Change in fair value of contingent consideration	311,000	65,000
Disposition/settlement of contingent consideration	(540,000)
Impairment of intangible assets	401,000	—
Impairment of goodwill	724,000	—
Gain on disposal of Gilman branches	(297,000)	—
Amortization of right-of-use assets	3,200,000	—

Changes in assets and liabilities
Cash deposits with clearing organizations	(10,000)	(100,000)
Receivables from broker dealers and clearing organizations	172,000	477,000
Forgivable loans receivable	(3,508,000)	(1,052,000)
Other receivables, net	(5,879,000)	(1,200,000)
Securities owned, at fair value	8,853,000	(4,695,000)
Prepaid expenses	959,000	426,000
Other assets	449,000	(629,000)
Accounts payable, accrued expenses and other liabilities	(3,794,000)	6,542,000
Securities sold, but not yet purchased at fair value	(203,000)	—
Net cash provided by (used in) operating activities	(1,444,000)	7,676,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses	(4,945,000)	(387,000)
Purchase of fixed assets	(240,000)	(2,744,000)
Collection on notes receivable - disposal of National Tax branches	71,000	114,000
Net cash used in investing activities	(5,114,000)	(3,017,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for tax withholding	(373,000)	(425,000)
Principal payments under capital lease obligations	(236,000)	(223,000)
Principal payments under Finance obligations	(229,000)	(365,000)
Proceeds from PPP related loans	6,497,000	—
Contingent consideration payments	(730,000)	(617,000)
Distributions to non-controlling interest	(1,485,000)	(899,000)
Net cash provided by (used in) in financing activities	3,444,000	(2,529,000)
NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(3,114,000)	2,130,000
CASH AND RESTRICTED CASH BALANCE
Beginning of the year	31,403,000	29,273,000
End of the year	$28,289,000	$31,403,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Years Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$53,000	$32,000
Income taxes, net of refunds	$108,000	$118,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$1,000	$380,000
Finance obligation	$—	$958,000
Businesses acquired (See Note 4)
Assets acquired including goodwill	$17,395,000	$1,815,000
Contingent consideration payable	(9,740,000)	(1,428,000)
Additional consideration payable	(1,083,000)	—
Escrow deposit	(500,000)	—
Cash received	(1,127,000)	—
Cash paid, net of cash received	$4,945,000	$387,000
Sale of National Tax branches:
Notes receivable (included in other receivables)	$636,000	$—
Disposal of goodwill	(239,000)	—
Disposal of intangible assets, net	(100,000)	—
Gain on disposal of National Tax branch	$297,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, operates through its wholly-owned subsidiaries which principally provide financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage and investment advisory services to individual, corporate and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to high-growth micro-, small- and mid-cap companies and (3) trades securities, including making markets in micro- and small-cap stocks listed on the Nasdaq Capital Market (“Nasdaq”) and other exchanges. The Company's broker-dealer subsidiaries are National Securities Corporation (“NSC”) and Winslow, Evans & Crocker, Inc. (“WEC”). NSC conducts a national securities brokerage business through its main offices in New York City, New York and Boca Raton, Florida. NSC is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. WEC is a Boston-based, full-service investment firm established in 1991. NSC and WEC are registered with the Securities and Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”) and the Securities Investor Protection Corporation (the “SIPC”).

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

Our wholly-owned subsidiary, Winslow, Evans & Crocker Insurance Agency, Inc., a Massachusetts corporation (“WIA”), provides fixed insurance products to its clients, and our wholly-owned subsidiary, Winslow Financial, Inc., a Massachusetts corporation (“WF”), is an SEC Registered Investment Advisor.

Our wholly-owned subsidiary, United Advisors, LLC, a New Jersey limited liability company (“UA”), is a New York-based, advisor and wealth management firm. United Advisor Services, LLC, a New Jersey limited liability company (“UAS”), is an SEC Registered Investment Advisor, and Financial Services International Corporation, a Washington corporation (“FSIC”), is a FINRA registered broker-dealer.

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

Variable Interest Entities

The Company has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered variable interest entities (“VIEs”) under the accounting guidance. These Funds are established primarily to make and manage investments in equity or convertible debt securities of privately held companies that the Company, as investment advisory to the Funds, believes possess innovative or disruptive technologies and present opportunities for an initial public offering (“IPO”) or another similar liquidity event within approximately one to five years from the date of investment. The Funds intend to hold the investments until an IPO or another similar liquidity event and then to make distributions to its investors when contractually permitted, estimated approximately six months following such IPO or liquidity event.

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

Placement agent fees attributable to such arrangements were $21,404,000 in 2020 and $34,184,000 in 2019, respectively, and included in investment banking in the consolidated statements of operations.

Carried interest is recognized and recorded at the time of distribution and all contingencies are resolved. For the year ended September 30, 2020, no carried interest has been recorded. For the year ended September 30, 2019, $15,872,000 of carried interest has been recorded. $5,403,000 of the carried interest is related to the back-end compensation of the placement agent fees and is included in investment banking in the consolidated statements of operations. The remaining $10,469,000 is recorded as compensation for asset management services and is included in investment advisory in the consolidated statements of operations. For the year ended September 30, 2019, an unrealized loss of $2,389,000 was recorded due to the change in fair value of the shares received for carried interest. The loss for the change in fair value is included in net dealer inventory (losses) gains in the consolidated statements of operations.

Unrecognized Carried Interest (Unaudited)

Based on the investment performance of the Funds as of September 30, 2020, unrecognized carried interest under a hypothetical distribution was $8,086,000 and the related compensation expense associated was $5,651,000. Based on current market values, at December 24, 2020, unrecognized carried interest and related compensation expense under a hypothetical distribution would increase to $49,776,000 and $34,412,000, respectively. Carried interest is dependent on the market and will fluctuate until a distribution event occurs.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the Unites States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

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

Investment advisory fees are derived from account management and investment advisory services. These fees are determined based on a percentage of the customers assets under management, may be billed monthly or quarterly and are recognized when earned. Also included in advisory fees is carried interest. Carried interest is recognized and recorded at the time of distribution and all contingencies are resolved.

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

Transfer fees and fees for clearing services are recorded on a trade date basis.

Tax preparation and accounting fees are recognized upon completion of the services.

See Note 20 of the Company's consolidated financial statements for additional disclosures on revenue recognition from revenues from contracts.

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

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, requiring us to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2020 and 2019, the Company had no unrecognized tax positions.

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

	Year Ended September 30,
	2020	2019
Basic weighted-average shares	13,414,009	12,821,581
Effect of dilutive securities:
Options	—	—
Unvested restricted stock units	—	—
Diluted weighted-average shares	13,414,009	12,821,581

At September 30, 2020 and 2019, options, warrants and unvested restricted stock units totaling 9,166,422 and 9,321,747 shares, respectively, were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

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

Deferred Clearing and Marketing Credits

The deferred clearing credit represents a clearing fee rebate from National Financial Services (“NFS”), one of the Company’s clearing brokers, which is being recognized pro rata as a reduction of clearing charges over the term of the clearing agreement which expires in 2021. The clearing rebate recognized in fiscal years 2020 and 2019 amounted to $143,000 for each of the two years. At September 30, 2020 and 2019, the deferred credit amounted to $107,000 and $250,000, respectively.

The deferred marketing credit represents a marketing rebate from NFS, which is being recognized pro rata as a reduction of marketing expenses over the term of the clearing agreement which expires in 2021. The marketing rebate recognized in fiscal years 2020 and 2019 amounted to $67,000 for each of the two years. At September 30, 2020 and 2019, the deferred credit amounted to $50,000 and $117,000, respectively.

Reimbursement of Expenses

The Company incurs certain costs on behalf of its registered representatives including those for insurance, professional registration, technology and information services and legal services, amongst others, which are charged back to the registered representatives. It is the Company’s policy to record the reimbursement as a reduction of the respective operating expense. Total reimbursements in fiscal years 2020 and 2019 amounted to approximately $7,889,000 and $7,422,000, respectively.

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

Brand names are being amortized over their estimated useful lives on a straight-line basis and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Brand names are tested for impairment by comparing their fair value to their carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized for the excess (see Note 6).

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is tested for impairment at the reporting unit level. Fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an impairment will be recognized. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities testing goodwill for impairment, the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such impairment test. See Note 5.

Cash and Restricted Cash

The Company has defined cash as cash held at financial institutions and highly liquid investments with maturities of less than three months when acquired that are not held for sale in the ordinary course of business. Cash held at financial institutions, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Restricted cash consists of deposits collateralizing letters of credits in connections with property leases. Cash and restricted cash consist of the following:

	September 30,
	2020	2019
Cash	27,327,000	30,443,000
Restricted cash	962,000	960,000
	28,289,000	31,403,000

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

Reclassifications

Certain items in the statement of operations for 2019 have been reclassified to conform to their presentation in 2020. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

NOTE 3. NEW ACCOUNTING GUIDANCE

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires the lessee to recognize the right to use lease assets and lease liabilities that arise from operating leases, and present them in its statement of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP requirements, which did not require lease assets and lease liabilities to be recognized for operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, have not significantly changed from previous US GAAP requirements. The Company adopted the provisions of Topic 842 on October 1, 2019, using the modified retrospective approach and the option presented under ASU 2018-11 to transition only active leases as of October 1, 2019. All comparative periods prior to October 1, 2019 are not adjusted and continue to be reported in accordance with Topic 840.

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

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes". The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company's fiscal year beginning October 1, 2021, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company is currently assessing the impact that the adoption of ASU 2019-12 will have on its financial statements.

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

In December 2019, January 2020 and September 2020, National Tax acquired certain assets of three tax preparation and accounting businesses that per accounting guidance were deemed to be a business combination. The consideration for the transactions consisted of cash payments at closing totaling $582,000, and contingent consideration payable in cash having a fair value of $2,177,000, for which a liability (included in contingent consideration) was recognized based on the estimated acquisition date fair value of the potential earn-outs. The earn-outs are based on revenue, as defined in the acquisition agreements, during various periods following the closing. The fair value of the acquired assets totaling $2,759,000 was allocated to customer relationships, which are being amortized over seven years.

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

The table below summarizes the assets acquired and liabilities assumed in connection with the Winslow acquisition as of December 31, 2019.

Estimated Fair Value
Assets

Cash	$1,111,000
Cash deposits with clearing organizations	207,000
Securities owned at fair value	1,111,000
Receivables from broker dealers and clearing organizations	49,000
Forgivable loans receivable	91,000
Other receivables, net	113,000
Prepaid expenses	432,000
Fixed assets, net	80,000
Intangible assets, net	4,400,000
Operating lease assets	1,823,000
Other assets	12,000
Total assets acquired	9,429,000

Liabilities
Securities sold, not yet purchased at fair value	203,000
Accrued commissions and payroll payable	390,000
Accounts payable and accrued expenses	188,000
Operating lease liabilities	1,823,000
Deferred tax liability	1,196,000
Other	215,000
Total liabilities assumed	$4,015,000
Net identifiable assets acquired	$5,414,000
Goodwill	2,680,000
Total Purchase price	$8,094,000

The intangible assets as of the closing date of the acquisition included:	Amount

Customer relationships	4,100,000
Brand name	300,000
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

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of the Company and Winslow for the twelve months ended September 30, 2020 and 2019 as if the acquisition of Winslow had occurred on October 1, 2018. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal year 2019.

	Twelve Months Ended September 30,
	2020	2019
Net revenues	$232,815,000	$223,811,000
Net Income (Loss)	$(6,187,000)	$869,000
Net Income (Loss) attributable to common stockholders	$(5,911,000)	$(1,791,000)

Net income (loss) per common share:
Basic	$(0.44)	$(0.14)
Diluted	$(0.44)	$(0.14)

United Advisors Acquisition

On February 7, 2020, the Company entered into a Stock Purchase Agreement with United Atlantic Capital, LLC, a New Jersey limited liability company, Mark H. Penske and Darin Pope to acquire all of the outstanding equity interests (collectively, the “Purchased Shares”) of Financial Services International Corporation, a Washington corporation (“FSIC”), United Advisor Services, LLC, a New Jersey limited liability company (“UAS”), and United Advisors, LLC, a New Jersey limited liability company (“UA” and collectively with FSIC and UAS, the “Group Companies”).

On September 11, 2020, the Company completed the acquisition of all of the outstanding equity interests of the Group Companies. At the closing, the Company acquired the Purchased Shares for a closing payment of $3.0 million paid in cash. Under the Purchase Agreement, the Selling Parties are entitled to additional consideration of up to approximately $4.5 million paid in twelve equal quarterly installment payments in cash, subject to certain adjustments.

UA is a New York-based, advisor and wealth management firm. UAS is an SEC Registered Investment Advisor and FSIC is a FINRA registered broker-dealer. More than 25 financial professionals are part of the United Advisors team.

The acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of UA, UAS and FSIC were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. A deferred tax liability has been recorded for the excess of financial statement basis over tax basis of the acquired assets and assumed liabilities with a corresponding increase to goodwill. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. Goodwill allocated to UA and UAS is deductible for income tax purposes and goodwill allocated to FSIC is non-deductible for income tax purposes. Goodwill is part of the brokerage and advisory services segment.

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

The table below summarizes the assets acquired and liabilities assumed in connection with the United Advisors acquisition as of September 11, 2020.

Estimated Fair Value
Assets

Cash	$16,000
Cash deposits with clearing organizations	33,000
Other receivables, net	86,000
Prepaid expenses	12,000
Intangible assets, net	2,025,000
Total assets acquired	2,172,000

Liabilities
Accounts payable and accrued expenses	7,000
Deferred tax liability	340,000
Other	86,000
Total liabilities assumed	$433,000
Net identifiable assets acquired	$1,739,000
Goodwill	4,803,000
Total Purchase price	$6,542,000

The intangible assets as of the closing date of the acquisition included:	Amount

Customer relationships	1,960,000
Brand name	65,000
$2,025,000

Indications of fair value of the intangible assets acquired in connection with the acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships are being amortized on an accelerated basis over an estimated useful life of twelve years and the brand name is being amortized on a straight-line basis over one year.

Initial purchase price	$2,790,000
Additional consideration payable	210,000
Contingent consideration	3,542,000
Total purchase price	$6,542,000

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of the Company and United Advisors for the twelve months ended September 30, 2020 and 2019 as if the acquisition of United Advisors had occurred on October 1, 2018. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal year 2019.

	Twelve Months Ended September 30,
	2020	2019
Net revenues	$239,336,000	$222,948,000
Net Income (Loss)	$(7,960,000)	$2,468,000
Net Income (Loss) attributable to common stockholders	$(7,684,000)	$(192,000)

Net income (loss) per common share:
Basic	$(0.57)	$(0.01)
Diluted	$(0.57)	$(0.01)

Contingent Consideration

Set below are changes in the carrying value of contingent consideration for the years ended September 30, 2020 and 2019 related to the acquisitions:

Fair value of contingent consideration at September 30, 2018	744,000
Fair value of contingent consideration in connection with 2019 acquisitions	1,428,000
Payments	(617,000)
Change in fair value	65,000
Fair value of contingent consideration at September 30, 2019	1,620,000
Fair value of contingent consideration in connection with 2020 Tax & Accounting acquisitions	2,177,000
Fair value of contingent consideration in connection with Winslow acquisition	4,021,000
Fair value of contingent consideration in connection with UA acquisition	3,542,000
Payments	(730,000)
Disposition/settlement of contingent consideration	(540,000)
Change in fair value	311,000
Fair value of contingent consideration at September 30, 2020	$10,401,000

Disposal of National Tax Branches

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

Notes receivable outstanding at September 30, 2020 and 2019 amounts to $1,229,000 and $665,000, respectively, which is included in other receivables in the statements of financial condition.

NOTE 5. GOODWILL

Changes to the carrying amount of goodwill during the years ended September 30, 2020 and 2019 are as follows:

	Brokerage and Advisory Services	Tax and Accounting Services	Total

Balance as of September 30, 2018	$4,451,000	$702,000	$5,153,000
Impairment	—	—	—
Balance as of September 30, 2019	$4,451,000	$702,000	$5,153,000
Goodwill related to Winslow acquisition	2,680,000	—	2,680,000
Goodwill related to UA acquisition	4,803,000	—	4,803,000
Reduction related to sale of National Tax branches	(164,000)	(75,000)	(239,000)
Impairment	(724,000)	—	(724,000)
Balance as of September 30, 2020	$11,046,000	$627,000	$11,673,000

The annual quantitative impairment tests performed on September 30, 2020 indicated an impairment of goodwill in the brokerage and advisory services segment in the amount of $724,000. The fair value of the reporting unit was estimated using the guideline company method taking into consideration the market value based on the Company's stock market. The impairment charge is included in other administrative expenses in the consolidated statement of operations. There was no impairment of goodwill for the year ended September 30, 2019.

NOTE 6. INTANGIBLES

Intangibles consisted of the following at September 30, 2020 and 2019:

	September 30, 2020
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$17,467,000	$5,988,000	$11,479,000	3 - 10
Brand name	1,075,000	282,000	793,000	1 - 5
Software license	45,000	41,000	4,000	3
	$18,587,000	$6,311,000	$12,276,000

	September 30, 2019
Intangible asset	Cost	Accumulated Amortization	Carrying Value	Estimated Useful Life (years)
Customer relationships	$9,326,000	$4,614,000	$4,712,000	3 - 10
Brand name	710,000	—	710,000	Indefinite
Software license	45,000	26,000	19,000	3
	$10,081,000	$4,640,000	$5,441,000

Amortization expense for the years ended September 30, 2020 and 2019 was $1,848,000 and $1,104,000, respectively. During 2020, the Company began to amortize the brand name considered indefinite in the prior year over a period of three years as a result of a name change.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Year ended September 30,
2021	$2,276,000
2022	2,154,000
2023	1,586,000
2024	1,242,000
2025	1,130,000
Thereafter	3,888,000
Total	$12,276,000

NOTE 7. RECEIVABLES FROM BROKER DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At September 30, 2020 and 2019, the receivables of $3,367,000 and $3,490,000, respectively, from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with the Company’s retail brokerage business as well as asset based fee revenue associated with the Company’s asset management advisory business.

Other receivables at September 30, 2020 and 2019 consist of the following:

	September 30,
	2020	2019
Trailing fees	1,391,000	947,000
Accounts receivable for tax and accounting services	1,009,000	686,000
Allowance for doubtful accounts - tax and accounting services	(347,000)	(282,000)
Advances to registered representatives	1,834,000	1,383,000
Investment banking receivable	2,383,000	411,000
Advisory fees	771,000	483,000
Notes receivable (Note 4)	1,229,000	665,000
Other	4,124,000	1,379,000
Total	$12,394,000	$5,672,000

NOTE 8. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2029. Amortization of forgivable loans amounted to $894,000 and $680,000 for the years ended September 30, 2020 and 2019 respectively, and the related compensation was included in commissions, compensation and fees in the statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of the note. The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of September 30, 2020 and 2019, no allowance for doubtful accounts was required.

Forgivable loan activity for the fiscal years ended September 30, 2020 and 2019 is as follows:

Balance, September 30, 2018	$1,567,000
Advances	1,052,000
Amortization	(680,000)
Reclassification to other receivables	(105,000)
Balance, September 30, 2019	1,834,000
Advances	3,508,000
Acquired through the Winslow acquisition (see note 4)	91,000
Amortization	(894,000)
Reclassification to other receivables	(270,000)
Balance, September 30, 2020	$4,269,000

NOTE 9. FAIR VALUE OF ASSETS AND LIABILITIES

US GAAP defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market or income approach are used to measure fair value.

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

The following tables present the carrying values and estimated fair values at September 30, 2020 and 2019 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	September 30, 2020
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$27,327,000	$27,327,000	$—	$27,327,000
Cash deposits with clearing organizations	686,000	686,000	—	686,000
Receivables from broker-dealers and clearing organizations	3,367,000	—	3,367,000	3,367,000
Forgivable loans receivable	4,269,000	—	4,269,000	4,269,000
Other Receivables, Net	12,394,000	—	12,394,000	12,394,000
	$48,043,000	$28,013,000	$20,030,000	$48,043,000

Liabilities
Accrued commissions and payroll payable	15,445,000	—	15,445,000	15,445,000
Accounts payable and accrued expenses	9,656,000	—	9,656,000	9,656,000
	$25,101,000	$—	$25,101,000	$25,101,000

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash	$30,443,000	$30,443,000	$—	$30,443,000
Cash deposits with clearing organizations	436,000	436,000	—	436,000
Receivables from broker-dealers and clearing organizations	3,490,000	—	3,490,000	3,490,000
Forgivable loans receivable	1,834,000	—	1,834,000	1,834,000
Other Receivables, Net	5,672,000	—	5,672,000	5,672,000
	$41,875,000	$30,879,000	$10,996,000	$41,875,000

Liabilities
Accrued commissions and payroll payable	18,590,000	—	18,590,000	18,590,000
Accounts payable and accrued expenses	8,643,000	—	8,643,000	8,643,000
	$27,233,000	$—	$27,233,000	$27,233,000

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and 2019.

	September 30, 2020
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned
Corporate stocks	$137,000	$137,000	$—	$—	$137,000
Municipal bonds	332,000	332,000	—	—	332,000
Restricted stock	529,000	—	529,000	—	529,000
Corporate Bonds	438,000	—	438,000	—	438,000
Warrants	3,303,000	—	2,228,000	1,075,000	3,303,000
	$4,739,000	$469,000	$3,195,000	$1,075,000	$4,739,000

Liabilities
Contingent consideration	10,401,000	—	—	10,401,000	10,401,000
	$10,401,000	$—	$—	$10,401,000	$10,401,000

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Securities owned
Corporate stocks	$6,282,000	$6,282,000	$—	$—	$6,282,000
Municipal bonds	20,000	20,000	—	—	20,000
Restricted stock	725,000	—	725,000	—	725,000
Warrants	5,454,000	—	1,529,000	3,925,000	5,454,000
	$12,481,000	$6,302,000	$2,254,000	$3,925,000	$12,481,000

Liabilities
Contingent consideration	1,620,000	—	—	1,620,000	1,620,000
	$1,620,000	$—	$—	$1,620,000	$1,620,000

Changes in Level 3 assets measured at fair value on a recurring basis for the year ended September 30, 2020:

	Beginning Balance as of September 30, 2019	Net Realized Gain or (losses)	Net Change in Unrealized Appreciation (Depreciation)	Purchases	Sales	Transfer into Level 3 (a)	Transfer Out of Level 3 (b)	Ending Balance as of September 30, 2020
Assets
Warrants	$3,925,000	$—	$(2,401,000)	$—	$—	$75,000	$(524,000)	$1,075,000

(a) The Company received warrants as part of investment banking transactions.

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

(a) The Company received warrants as part of investment banking transactions.

(b) Transfer out consist of a transfer to Level 2 of a warrant as the underlying security became a publicly registered security and a warrant exercise.

See changes in Level 3 liabilities (contingent consideration) measured at fair value on a recurring basis for the year ended September 30, 2020 and 2019 in Note 4.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets measured at fair value on a recurring basis with a significant Level 3 balance as of September 30, 2020.

Financial Instruments Owned	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Input/Range
Warrants	$1,075,000	Market Approach	Discount for lack of marketability	25% - 46%
			Volatility	65% - 122%

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

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of SEC Rule 144, including the requisite holding period. The unrealized (loss)/gain for the change in fair value of such positions for 2020 and 2019 amounted to approximately $(2,895,000) and $(2,820,000), respectively, which is included in net dealer inventory gains.

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

Debt securities are valued based on recently executed transactions.

NOTE 10. FIXED ASSETS

Fixed assets as of September 30, 2020 and 2019, respectively, consist of the following:

	September 30,		Estimated Useful
	2020	2019	Lives (in years)
Equipment	$1,989,000	$1,835,000	3 - 7 years
Furniture and fixtures	892,000	761,000	5 years
Construction in Process	21,000	—	N/A
Leasehold improvements	3,677,000	3,662,000	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	907,000	907,000	3 - 7 years
	7,486,000	7,165,000
Less accumulated depreciation and amortization	(3,104,000)	(2,098,000)
Fixed assets - net	$4,382,000	$5,067,000

Depreciation expense for the years ended September 30, 2020 and 2019 was $1,006,000 and $728,000 respectively.

NOTE 11. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses as of September 30, 2020 and 2019, respectively, consist of the following:

	September 30,
	2020	2019
Legal	$1,068,000	$900,000
Audit	318,000	239,000
Telecommunications	74,000	125,000
Data Services	467,000	296,000
Regulatory	2,176,000	292,000
Settlements	920,000	1,817,000
Deferred rent	—	772,000
Other	4,633,000	4,202,000
Total	$9,656,000	$8,643,000

At September 30, 2020, other primarily consists of $151,000 for investment banking deal expense accruals, $1,291,000 for soft dollar accruals, $130,000 for tax return preparation fees, $312,000 for finance obligation of the implementation costs of the general ledger system and $493,000 for commercial rent tax. At September 30, 2019, other primarily consists of $319,000 for investment banking deal expense accruals, $1,188,000 for soft dollar accruals, $119,000 for tax return preparation fees, $595,000 for finance obligation of the annual subscription fee and implementation costs of the new general ledger system, $380,000 for fixed assets acquired but not paid, $396,000 for rent and $228,000 for clearing fees.

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

NOTE 12. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes consist of the following:

2020	Federal	State	Total
Current income tax expense	$275,000	$765,000	$1,040,000
Deferred income tax benefit	(2,172,000)	(733,000)	(2,905,000)
Total income tax expense	$(1,897,000)	$32,000	$(1,865,000)

2019	Federal	State	Total
Current income tax expense	$424,000	$263,000	$687,000
Deferred income tax expense (benefit)	(145,000)	(223,000)	(368,000)
Total income tax expense	$279,000	$40,000	$319,000

The income tax provision related to pre-tax income (loss) vary from the federal statutory rate as follows:

	Years Ended
	September 30,
	2020	2019
Statutory federal rate	21.0%	(21.0)%
State income taxes, net of federal income tax expense (benefit)	5.6%	1.8%
Permanent differences for tax purposes	(2.8)%	9.2%
Change in rate	(1.0)%	9.7%
Write-off of deferred tax asset attributable to change in ownership (see below)	—%	67.7%
Other	1.1%	(3.6)%
	23.9%	63.8%

Significant components of the Company’s net deferred tax assets in the accompanying financial statements are as follows:

	September 30,
	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$2,672,000	$2,967,000
Operating lease liabilities	4,699,000	—
Contingent consideration	1,185,000	441,000
Stock based compensation	1,744,000	1,481,000
Accrued expenses	575,000	1,499,000
Accounts receivable and other receivables	147,000	91,000
Federal AMT credit carryforward	—	260,000
Expenses associated with forgiveness of PPP loans	1,834,000	—
Fixed assets	(1,073,000)	(510,000)
Intangibles	(2,390,000)	(448,000)
Right-of-use assets	(4,137,000)	—
Securities	(461,000)	(1,221,000)
Total deferred tax asset, net	$4,795,000	$4,560,000

At September 30, 2020, the Company had available federal net operating loss carryforwards of approximately $11.9 million, which includes approximately $4.6 million resulting from the National Tax acquisition, and state net operating loss carryforwards of approximately $7.3 million that may be applied against future taxable income and expire at various dates between 2021 and 2039.

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

As of September 30, 2020 and 2019, the Company accrued approximately $920,000 and $1,817,000 respectively in liabilities for contingent litigation and regulatory matters. These amounts are included in accounts payable and other accrued expenses in the statements of financial condition. Amounts charged to operations for settlements and potential losses in fiscal years 2020 and 2019 were $682,000 and $3,008,000 respectively. These are amounts are included in other administrative expenses in the statement of operations. The Company has included in professional fees litigation and arbitration related expenses of $2,623,000 and  $2,052,000 for fiscal years 2020 and 2019, respectively.

Other Commitments

As of September 30, 2020 and 2019, the Company and its subsidiaries had one outstanding letter of credit, issued as security for a property lease, and is collateralized by the restricted cash as reflected in the statements of financial condition.

NOTE 14. STOCKHOLDERS’ EQUITY

Share Repurchase

In August 2015, the Company’s Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock. Share repurchases, if any, will be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The Company’s Board did not stipulate an expiration date for this repurchase and the purchase decisions are at the discretion of the Company’s management. During the years ended September 30, 2020 and 2019, the Company did not repurchase any shares.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units for the years ended September 30, 2020 and 2019 are as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units at September 30, 2018	2,207,242	7,302,000
Granted	1,810,017	5,400,000
Vested	(563,711)	(2,261,000)
Forfeited	(134,908)	(435,000)
Non-Vested restricted stock units at September 30, 2019	3,318,640	10,006,000
Granted	904,616	2,188,000
Vested	(663,736)	(2,357,000)
Forfeited	(61,205)	(142,000)
Non-vested restricted stock units at September 30, 2020	3,498,315	9,695,000

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

For the years ended September 30, 2020 and 2019, the Company recognized compensation expense of $3,108,000 and $4,282,000, respectively, related to RSUs and RSAs. At September 30, 2020, unrecognized compensation with respect to RSUs and RSAs amounted to $4,106,000, which will be recognized over a weighted average period of 2.5 years, assuming all performance-based compensation will vest.

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

The following option activity occurred under the Company’s plan during the years ended September 30, 2020 and 2019:

		Weighted	Weighted	Weighted
		Average	Average	Average
		Exercise	Grant-Date	Remaining	Aggregate
		Price	Fair Value	Contractual	Intrinsic
	Options	Per Share	Per Share	Term	Value
Outstanding at September 30, 2018	612,000	$6.23	$1.59	3.27
Forfeited or expired	(7,800)	5.54	2.69
Outstanding at September 30, 2019	604,200	6.19	1.58	2.29
Forfeited or expired	(335,000)	6.97	1.08
Outstanding at September 30, 2020	269,200	5.22	2.19	2.83
Vested and exercisable at September 30, 2020	269,200	$5.22	$2.19	2.83	$—

There was no recognized compensation expense in 2020 or 2019.

Warrants

The following tables summarize information about warrant activity during 2020 and 2019:

			Weighted	Weighted
			Average	Average
			Exercise	Remaining
			Price	Contractual
	Warrants		Per Share	Term
Outstanding at September 30, 2018	12,436,427		3.25	3.30
Exercised	(38)		3.25
Forfeited or expired	(7,037,482)	(a)	3.25
Outstanding at September 30, 2019	5,398,907		3.25	2.30
Exercised	—		—
Forfeited or expired	—		—
Outstanding and exercisable at September 30, 2020	5,398,907		$3.25	1.30

(a) 7,037,482 warrants held by FBIO Acquisition were forfeited due to the FBIO sale. See note 19.

NOTE 15. NET CAPITAL REQUIREMENTS OF BROKER DEALER SUBSIDIARY

NSC is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At September 30, 2020, NSC had net capital of $3,812,891 which was $2,812,891 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

WEC is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Net Capital Rule, shall not exceed 15 to 1. At September 30, 2020, WEC had net capital of $467,947 which was $305,992 in excess of its required minimum net capital of $161,955. WEC's ratio of aggregate indebtedness to net capital was 5.2 to 1. WEC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

FSIC is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Net Capital Rule, shall not exceed 15 to 1. At September 30, 2020, FSIC had net capital of $117,538 which was $112,538 in excess of its required minimum net capital of $5,000. FSIC's ratio of aggregate indebtedness to net capital was 0.2 to 1. FSIC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC, WEC and FSIC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

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

NOTE 17. EMPLOYEE BENEFITS

The Company sponsors a defined contribution 401(k) plan (the “Plan”). Under the Plan, employees can elect to defer up to 75% of eligible compensation, subject to certain limitations, by making voluntary contributions to the Plan. The Company’s contributions are made at the discretion of the Board of Directors. For the fiscal years ended September 30, 2020 and 2019, the Company made a contribution of $220,000 and $146,000, respectively, to the plan.

NOTE 18. SEGMENT INFORMATION

The Company has two reportable segments. The brokerage and advisory services segment includes broker-dealer and investment advisory services, sale of insurance products and licensed mortgage brokerage services provided by NSC, WEC, NAM, National Insurance, Prime Financial, GC, WIA, WF, UA, UAS and FSIC. The tax and accounting services segment includes tax preparation and accounting services provided by National Tax.

Corporate pre-tax income (loss) consists of certain expenses that have not been allocated to reportable segments.

Segment information for the years ended September 30, 2020 and 2019 is as follows:

	Brokerage and Advisory	Tax and Accounting
2020	Services	Services	Corporate		Total
Revenues	$219,724,000	$10,149,000	$2,000		$229,875,000
Pre-tax income (loss)	(2,230,000)	(101,000)	(5,748,000)	(a)	(8,079,000)

Identifiable assets	81,590,000	9,159,000	16,488,000	(b)	107,237,000
Depreciation and amortization	1,451,000	716,000	687,000		2,854,000
Interest	90,000	—	—		90,000
Capital expenditures	(45,000)	141,000	145,000		241,000

	Brokerage and Advisory	Tax and Accounting
2019	Services	Services	Corporate		Total
Revenues	$204,134,000	$8,807,000	$—		$212,941,000
Pre-tax income (loss)	7,522,000	85,000	(5,447,000)	(a)	2,160,000

Identifiable assets	61,880,000	4,313,000	15,014,000	(b)	81,207,000
Depreciation and amortization	841,000	490,000	501,000		1,832,000
Interest	32,000				32,000
Capital expenditures	776,000	75,000	2,273,000		3,124,000

(a)	Consists of board of director fees and other expenses not allocated to reportable segments by management.
(b)	Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.

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

Disaggregation of Revenue

The following presents the Company’s revenues from contracts with customers disaggregated by major business activity and segment for the twelve months ended September 30, 2020:

For the Twelve Months Ended	Brokerage and Advisory	Tax and Accounting
September 30, 2020	Services	Services	Corporate	Total
Revenues from customer contracts:
Commissions and transfer fees and clearing services	$126,855,000	$—	$—	$126,855,000
Investment banking	51,280,000	—	—	51,280,000
Investment advisory	35,676,000	—	—	35,676,000
Tax preparation and accounting	—	10,148,000	—	10,148,000
Sub-total revenue from contracts with customers	213,811,000	10,148,000	—	223,959,000
Other revenue	5,913,000	1,000	2,000	5,916,000
Total revenue	$219,724,000	$10,149,000	$2,000	$229,875,000

For the Twelve Months Ended	Brokerage and Advisory	Tax and Accounting
September 30, 2019	Services	Services	Corporate	Total
Revenues from customer contracts:
Commissions and transfer fees and clearing services	$95,021,000	$—	$—	$95,021,000
Investment banking	69,656,000	—	—	69,656,000
Investment advisory	34,400,000	—	—	34,400,000
Tax preparation and accounting	—	8,807,000	—	8,807,000
Sub-total revenue from contracts with customers	199,077,000	8,807,000	—	207,884,000
Other revenue	5,057,000	—	—	5,057,000
Total revenue	$204,134,000	$8,807,000	$—	$212,941,000

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2020.

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

NOTE 21. LEASES

The Company’s lease agreements primarily cover office space in various states expiring at various dates. The Company’s leases are predominantly operating leases, which are included in right-of-use assets and operating lease liabilities on the Company’s consolidated statements of financial condition. The Company’s current lease arrangements expire from 2020 through 2032, some of which include options to extend or terminate the lease. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances.

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

For leases with terms greater than 12 months, right-of-use assets and lease liabilities are recognized at the implementation date of Topic 842 or lease commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its incremental borrowing rate. The Company's lease agreements generally do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates the Company’s incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in determining the present value of future payments. Lease expense for net present value of payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the consolidated statements of financial condition. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

In October 2018, the Company entered into an agreement to lease equipment under a finance lease for 24 months. The equipment under the lease is collateral for the lease obligation and is included within fixed assets in the consolidated statements of financial condition. The leased equipment is amortized on a straight line basis over 7 years. The interest rate related to the lease obligation is 5.6 percent and the maturity date is October 2020. The finance lease obligation is included within other liabilities in the consolidated statements of financial condition.

The components of lease expense were as follows:

Year Ended September 30, 2020
Operating lease cost:	$5,258,000

Finance lease cost:
Amortization of finance lease assets	$77,000
Interest on finance lease liabilities	10,000
Total finance lease cost	$87,000

Sublease income:	$345,000

The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the consolidated statements of financial condition as of September 30, 2020:

Fiscal Year Ending September 30,	Operating Leases	Finance Lease
2021	$4,385,000	$51,000
2022	2,746,000	—
2023	2,588,000	—
2024	2,400,000	—
2025	2,258,000	—
Thereafter	6,071,000	—
Total minimum lease payments	20,448,000	$51,000
Less: Amounts representing interest not yet incurred	3,729,000	—
Present value of lease obligations	$16,719,000	$51,000

The following table presents the balances for operating and finance right-of-use assets and lease liabilities:

Leases	Classification	September 30, 2020

Assets
Operating lease assets	Right-of-use assets	$14,721,000
Finance lease assets	Fixed assets	336,000
Total lease assets		$15,057,000

Liabilities
Operating lease liabilities	Operating lease liabilities	$16,719,000
Finance lease liabilities	Other liabilities	51,000
Total lease liabilities		$16,770,000

The table below presents additional information related to the Company’s leases as of September 30, 2020:

For the Year Ended September 30, 2020
Supplemental cash flow information and non-cash activity:
Cash paid for amounts related to lease liabilities
Operating cash flows from finance leases (interest)	$10,000
Operating cash flows from operating leases (lease payments reflected in the change in accounts payable, accrued expenses and other liabilities in the statement of cash flows)	$4,006,000
Financing cash flows from finance leases (principal payments)	$236,000
Operating lease assets obtained in exchange for lease liabilities	$1,574,000

Weighted Average Remaining Lease Term:
Operating Leases (in years)	7.28

Weighted Average Discount Rate:
Operating Leases	5.5%

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

According to the terms of the PPP, all or a portion of loans under the PPP may be forgiven if certain conditions set forth in the CARES Act and the rules of the SBA are met. In order to be forgiven, the proceeds of each PPP Loan are to be used to pay for payroll costs, continuation of group health care benefits during periods of paid sick, medical, or family leave, or insurance premiums; salaries or commissions or similar compensation; rent; utilities; and interest on certain other outstanding debt; however, 60% of the proceeds of each PPP Loan must be used for payroll purposes.

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