Form 10-K/A
period 2020-09-30
NATIONAL HOLDINGS CORP
filed 2021-01-28
CIK 1023844

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

Emerging growth company	☐

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

As of January 15, 2021, there were 13,765,304 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

National Holdings Corporation (“National” or the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2020 as filed by the Company with the Securities and Exchange Commission (the “SEC”) on December 29, 2020 (the “2020 Form 10-K”). This Amendment amends Part III, Items 10 through 14, of the 2020 Form 10-K to include information previously omitted from the 2020 Form 10-K in reliance on General Instruction G(3) to Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2020 Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after December 29, 2020) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2020 Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table shows information about our executive officers and directors as of January 15, 2021:

Name	Age	Position(s)
Executive Officers
Michael A. Mullen	53	Chief Executive Officer and Chairman of the Board
Glenn C. Worman	62	President and Chief Financial Officer
John C. DeSena	53	Chief Operating Officer and Corporate Secretary

Directors
Robert B. Fagenson	72	Vice Chairman of the Board
Michael E. Singer	54	Executive Vice Chairman of the Board
Barbara Creagh (1)(2)	54	Director
Jeff Gary (1)	58	Director
Daniel Hume (1)(2)(3)	53	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Executive Officers

Michael A. Mullen has served as Chief Executive Officer since January 31, 2017 and Chairman of the Board since June 2018. He has been a member of the Board since June 2018 and previously served as our Co-Chief Executive Officer from January 3, 2017 to January 31, 2017. He has also served as Chairman of the board of directors of National Securities Corporation, National Asset Management, Inc., National Insurance Corporation, and National Tax and Financial Services, Inc. since January 2017 and as Chairman of the board of directors of Winslow, Evans & Crocker, Inc. since December 2019. He has served as the Chief Executive Officer of National Insurance Corporation and National Tax and Financial Services, Inc. since January 2017, as the Chief Executive Officer of National Securities Corporation since December 2018 and as the Chief Executive Officer of Winslow, Evans & Crocker, Inc. since December 2019. Mr. Mullen began his career in 1986 and has since developed a broad and deep understanding of the financial services industry, with a focus on investing in biotechnology companies. He brings this expertise to his leadership of the National Family of Companies. Mr. Mullen holds his Series 4, 7, 24, 63, 65, 99 and Life and Health Insurance and Variable Annuity Licenses. The Board believes that his experience in the securities industry and knowledge of the Company as its Chief Executive Officer qualifies him to serve as a member of the Board.

Glenn C. Worman has served as President since July 2018 and Chief Financial Officer since October 2016. He served as Chief Operating Officer from October 2015 to July 2018 and Director of Finance from May 2015 to September 2016. In addition, he has served on the board of directors of many of our operating companies: he has served on the board of directors of National Asset Management, Inc., National Insurance Corporation and National Tax and Financial Services, Inc. since October 2016, on the board of directors of Winslow, Evans & Crocker, Inc. since December 2019 and on the board of directors of National Securities Corporation since January 2020. He also served on the board of directors of vFinance Corporation from October 2016 to February 2018. Prior to joining National, Mr. Worman held various senior financial positions at ICAP plc, Deutsche Bank, Morgan Stanley and Merrill Lynch. He has a background in corporate finance, global fixed income and global equity trading finance, wealth management, investment management and inter-dealer broker finance. Mr. Worman received his MBA from Fairleigh Dickinson University and his B.B.A from Ramapo College. Mr. Worman holds his Series 99 License.

John C. DeSena has served as Chief Operating Officer since July 2018 and Corporate Secretary since February 2019. He also served as our Head of Financial Planning & Analysis from January 2016 to July 2018. Mr. DeSena has served on the board of directors of National Insurance Corporation, one of our operating companies, since January 2017, on the board of directors of Winslow, Evans & Crocker, Inc., another of our operating companies, since December 2019, and on the board of directors of each of National Securities Corporation, National Tax and Financial Services, Inc. and National Asset Management, Inc., each an operating company of National, since January 2020. Mr. DeSena has vast operational and management experience. Prior to joining National, Mr. DeSena worked at Deutsche Bank from April 2010 to January 2016, where he served as the Chief Operating Officer and Head of Operational Excellence for Group Technology & Operations Americas and the Head of Americas Finance Infrastructure. He also worked at Merrill Lynch for fifteen years until 2010, where he served as the Head of Global Markets & Investment Banking and Chief Financial Officer of Americas Investment Banking. Mr. DeSena holds his Series 99 License.

Directors

Barbara Creagh has served as a member of the Board since February 2019. She also serves on the Audit Committee and as chair of the Compensation Committee. Ms. Creagh has extensive experience as a chief human resources executive. Ms. Creagh has served as Chief Talent Officer at Greenwich Associates, a leading provider of data, analytics and insights to the financial services industry, since January 2012. Prior to joining Greenwich Associates in 2012, Ms. Creagh held the position of SVP of Talent for MDC Partners, a publicly traded holding company with over 10,000 people worldwide, as well as the position of North American Talent leader for Deloitte LLP. Earlier in her career, she spent 10 years in strategy consulting with Ernst & Young. Ms. Creagh is a Certified Public Accountant and earned her MBA in Finance and her International Management degree summa cum laude from Fordham University. The Board believes that Ms. Creagh’s experience in the financial services industry and as a human resources executive qualifies her to serve as a member of the Board.

Jeff Gary has served as a member of the Board since February 2019. He also serves as chair of the Audit Committee. Mr. Gary has worked in the financial services industry for over 30 years. He currently serves on the board of directors of Fusion Acquisition Corporation and has served as its Chief Financial Officer since June 2020. He also currently serves on the board of directors of Fusion II Acquisition Corporation and has served as its Chief Financial Officer since January 2021. In addition, Mr. Gary has served on the board of directors for the Arca U.S. Treasury fund, an SEC registered fund, and on its Audit Committee since November 2020. He also served on the board of directors for the Axonic Alternative Income Fund and was the Chairman of its Valuation Committee and a member of its Audit Committee until April 2020. Before retiring in 2018, Mr. Gary joined Avenue Capital Group in 2012 as a Senior Portfolio Manager responsible for managing mutual funds and CLO accounts. Prior to this, Mr. Gary was a Portfolio Manager at Third Avenue Management, LLC. From 2003 to 2008, he was Co-Head of the High Yield and Distressed investment team at BlackRock, Inc. He was also a team member to launch BlackRock Capital Investment Corporation (NASDAQ: BKCC) and served on the Investment Committee for four years. From 1998 to 2003, he was a Senior Portfolio Manager at American General/AIG Investment Group. Earlier in his career, Mr. Gary served as Portfolio Manager at Koch Industries, Inc., Vice President of Corporate Finance at Mesirow Financial Holdings, Inc., Senior Analyst at Citigroup, Inc., and Senior Auditor at PricewaterhouseCoopers LLP. He received an M.B.A. from Northwestern University’s Kellogg School of Management, a B.S. in Accounting from Penn State University and his CPA license in Illinois. The Board believes that Mr. Gary’s experience in the financial services industry qualifies him to serve as a member of the Board.

Daniel Hume has served as a member of the Board since September 2016. He also serves on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Hume is currently a managing partner at Kirby McInerney LLP, and has served in this capacity since 2012. Mr. Hume’s law practice focuses on securities law and regulation, structured finance, antitrust, and other complex financial litigation, corporate governance, and corporate disclosure rules. He joined Kirby McInerney LLP in 1995. Mr. Hume also serves on the board of directors at TG Therapeutics, Inc. (NASDAQ: TGTX) and previously served on the board of directors at Stemline Therapeutics, Inc. Mr. Hume is admitted to the New York State Bar and federal courts around the country, including the United States Supreme Court. Mr. Hume received his J.D. from Columbia Law School and his B.A. from the State University of New York at Albany. The Board believes that Mr. Hume’s experience in the securities industry qualifies him to serve as a member of the Board.

Robert B. Fagenson has served as a member of the Board since March 2012 and has served as Vice Chairman of the Board since September 2016. Mr. Fagenson served as Co-Chief Executive Officer from January 3, 2017 to January 31, 2017, as Chief Executive Officer and Chairman of the Board from December 2014 to September 2016, and as Executive Vice-Chairman of the Board from July 2012 to December 2014. Mr. Fagenson has been a Branch Owner at National Securities Corporation, an operating company of National, since 2012, and President of Fagenson & Co., Inc., a family investment company, since 1982. Mr. Fagenson spent the majority of his career at the New York Stock Exchange (NYSE), where he was Managing Partner of one of the exchange’s largest specialist firms. While at the NYSE, Mr. Fagenson served as a Governor on the trading floor and was elected to the NYSE Board of Directors in 1993, where he served for six years, eventually becoming Vice Chairman of the NYSE Board of Directors from 1998 to 1999 and 2003 to 2004. Mr. Fagenson has served as Director of the New York City Police Museum since 2005, and as Director of the Federal Law Enforcement Officers Association Foundation since 2009. He has also served on the board of directors of Sigma Alpha Mu Foundation since 2011 and on the board of directors of New York Edge since 2015. In addition, Mr. Fagenson served as the Non-Executive Chairman of Document Security Systems, Inc. from 2012 to 2018 (NYSEMKT: DSS). He is currently a member of the alumni boards of the Whitman School of Business at Syracuse University. Mr. Fagenson received his B.S. in Transportation Sciences & Finance from Syracuse University in 1970. The Board believes that Mr. Fagenson’s experience in the securities industry and knowledge of the Company as its former Chief Executive Officer qualifies him to serve as a member of the Board.

Michael E. Singer has served as a member of the Board since May 2017 and as Executive Vice Chairman of the Board since June 2018. He also serves as Head of Strategy for National Holdings. Mr. Singer has over twenty-years’ experience leading alternative investment management firms. Prior to joining National in June 2018, he served as Chief Executive Officer and President of Ramius, LLC, an alternative investment advisory platform, from 2012 to 2017. At Ramius, Mr. Singer directed strategy and execution of the firm's business plan. Prior to joining Ramius, Mr. Singer was Co-President of Ivy Asset Management, a hedge fund of funds business, from 2004 to 2009. At Ivy, Mr. Singer established the firm’s strategic plan and ran the day-to-day activities. He began his career at Weiss, Peck & Greer, a $17 billion asset management firm, where he spent nine years and served as Senior Managing Director and Executive Committee Member. He oversaw day-to-day operations, new product development, client relationship management, hedge fund sales and risk functions. In addition, Mr. Singer served as the Chairman of the board of directors of FC Global Realty Inc. (OTCMKTS: FCRE) from July to October 2018. Mr. Singer is a certified public accountant (CPA) and received his J.D. from Emory University School of Law and his B.S. from Penn State University. The Board believes that his securities expertise qualifies him to serve as a member of the Board.

There are no family relationships among any of our directors or executive officers.

CORPORATE GOVERNANCE

Board Independence

Our business and affairs are organized under the direction of the Board, which currently consists of six members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to management.

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

The Board has determined that none of Barbara Creagh, Jeff Gary or Daniel Hume has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Stock Market, Inc. Marketplace Rules. The Board reached a similar determination with respect to Nassos Michas, who served as a director until September 5, 2020. In determining the independence of the directors listed above, the Board considered each of the transactions listed in “Certain Relationships and Related Transactions” on page 15 of this Annual Report on Form 10-K/A.

Mr. Michas resigned as a member of the Board effective as of September 5, 2020. As a result of his resignation, as of September 5, 2020, the Company no longer complied with the majority independent director requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5605(b)(1) (the “Majority Independence Rule”). On September 10, 2020, the Company received written notice (the “Notice”) from Nasdaq acknowledging the Company’s non-compliance with the Majority Independence Rule. The Notice does not result in the immediate delisting of the Company’s common stock from The Nasdaq Capital Market. In accordance with the Majority Independence Rule, the Company has until the earlier of its next annual meeting of stockholders or September 7, 2021 to regain compliance with the Majority Independence Rule, provided, however, that if the Company’s next annual meeting of stockholders is held on or before March 8, 2021, the Company shall have until March 8, 2021 to regain compliance.

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

Audit Committee

The Audit Committee held four meetings during the fiscal year ended September 30, 2020. The Audit Committee currently consists of Jeff Gary, Daniel Hume and Barbara Creagh. Mr. Gary serves as the chair of the Audit Committee. The Board has determined that each member of the Audit Committee is independent and otherwise qualified to be a member of the Audit Committee in accordance with the rules and regulations of the SEC and Nasdaq.

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

Compensation Committee

The Compensation Committee held three meetings during the fiscal year ended September 30, 2020. The Compensation Committee currently consists of Daniel Hume and Barbara Creagh. Barbara Creagh serves as the chair of the Compensation Committee. The Board has determined that each member of our Compensation Committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

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

The Compensation Committee evaluates the performance of the Chief Executive Officer and other executive officers on an annual basis and reviews and approves on an annual basis all compensation programs and awards relating to such officers. The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with the Company’s compensation philosophy. The Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than himself. The Compensation Committee may delegate its authority to grant awards to certain employees, and within specified parameters under the National Holdings Corporation 2013 Omnibus Incentive Plan, to a special committee consisting of one or more directors who may but need not be officers of the Company. For the fiscal year ended September 30, 2020, the Compensation Committee delegated to Mr. Mullen the responsibility for allocating restricted stock unit, or RSU, awards among executive officers other than the named executive officers, and among other employees of the Company.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee held no meetings during the fiscal year ended September 30, 2020. The Nominating and Corporate Governance Committee currently consists of Daniel Hume. Mr. Hume serves as the chair of the Nominating and Corporate Governance Committee. The Board has determined that the sole member of our Nominating and Corporate Governance Committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

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

Delinquent Section 16(a) Reports

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

Based solely on a review of copies of Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal year ended September 30, 2020, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner other than:

●	One Form 4 for Daniel Asher related to the purchase of our common stock on June 29, 2020.

●

Two Forms 4 for Glenn C. Worman related to (i) the grant of restricted stock units on December 13, 2019 and (ii) the tax withholding on December 23, 2019 related to the vesting of restricted stock units.

●

Two Forms 4 for John C. DeSena related to (i) the grant of restricted stock units on December 13, 2019 and (ii) the tax withholding on December 23, 2019 related to the vesting of restricted stock units.

●	Two Forms 4 for Michael A. Mullen related to (i) the grant of restricted stock units on December 13, 2019 and (ii) the vesting of shares of common stock on December 23, 2019.

Item 11 — Executive Compensation

EXECUTIVE COMPENSATION

The following discussion provides the amount of compensation paid, and benefits in‑kind granted, by us and our subsidiaries to the members of our board of directors and certain executives for services provided in all capacities to us and our subsidiaries for the year ended September 30, 2020.

Fiscal 2020 Summary Compensation Table

Our “named executive officers” or “NEOs” for the fiscal year ended September 30, 2020 were as follows:

●	Michael A. Mullen, our Chairman and Chief Executive Officer;

●	Glenn C. Worman, our President and Chief Financial Officer; and

●	John C. DeSena, our Chief Operating Officer and Corporate Secretary.

The following table sets forth the cash and other compensation that we paid to our NEOs, or that was otherwise earned by our NEOs for their services in all capacities during fiscal 2019 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($) (2)		Total ($)
Michael A. Mullen	2020	$354,000	$-	$561,566	-	$928,981	(3)	$1,844,547
Chairman and Chief Executive Officer	2019	$360,000	$464,400	$1,270,395	-	$694,538	(3)	$2,789,333
Glenn C. Worman	2020	$295,000	$-	$389,977	-	$26,353		$711,330
President and Chief Financial Officer	2019	$300,000	$322,500	$882,218	-	$25,166		$1,529,884
John C. DeSena	2020	$245,833	$-	$233,987	-	$14,904		$494,724
Chief Operating Officer	2019	$250,000	$193,500	$529,331	-	$11,690		$984,521

(1)

The amounts shown in this column represent the grant date fair value of RSUs, which was computed in accordance with FASB ASC Topic 718 without regard to estimated forfeitures related to service-based vesting conditions. Refer to Note 14 in the Notes to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2020 for information regarding the assumptions used to value these awards.

(2)	The amounts included in this column for fiscal year 2020 are as follows:

Michael A. Mullen
Medical Benefits Allowance	$21,967
Auto Allowance	$12,000
Gym Membership	$2,520
Total	$36,487

Glenn C. Worman
Medical Benefits Allowance	$14,353
Auto Allowance	$12,000
Total	$26,353

John C. DeSena
Medical Benefits Allowance	$2,904
Auto Allowance	$12,000
Total	$14,904

(3)

The amounts shown include commissions of approximately $0.9 million and $0.7 million for the fiscal years ended September 30, 2020 and 2019, respectively, earned pursuant to Mr. Mullen’s Independent Contractor Agreement, dated April 22, 2008, with National Securities Corporation whereby in exchange for establishing and maintaining a branch. Mr. Mullen receives 92% of gross income accrued at the branch, before expenses associated with the operation of such branch, including commissions owed to its registered representatives.

Narrative Disclosure to Summary Compensation Table

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

On December 31, 2018, we entered into an amended and restated employment agreement with Mr. Mullen (the “Amended Mullen Agreement”). Under the terms of the Amended Mullen Agreement, Mr. Mullen earns a base salary of $360,000 per year and is eligible to earn an annual cash and restricted stock bonus at a target level determined by the Compensation Committee. Mr. Mullen’s target annual cash bonus for the fiscal year beginning October 1, 2020 is $360,000.

On January 10, 2021, we entered into a new employment agreement with Mr. Mullen (the “New Mullen Agreement”) effective as of, and contingent upon, the closing of the merger (the “Merger”) contemplated by that certain Agreement and Plan of Merger among the Company, B. Riley Financial, Inc., a Delaware corporation (“Parent”) and B. Riley Principal Merger Corp. III, a Delaware corporation and an indirect wholly-owned subsidiary of Parent (“Merger Sub”). Under the terms of the New Mullen Agreement, Mr. Mullen’s base salary would increase prospectively from $360,000 to $450,000. Under the terms of the New Mullen Agreement, Mr. Mullen would be eligible to earn an annual cash bonus, with a target equal to 100% of base salary and a maximum payout of 200% of base salary, based on individual and/or Company performance and determined in the same manner used for executives of Parent, and would be eligible for equity-based awards under Parent’s long-term incentive plans on terms and conditions comparable to the terms and conditions provided to senior executives of Parent. For fiscal year 2021, he would also participate with other senior executives and key leaders at the Company in a bonus pool based on free cash flow generated with respect to the Company’s operations, with allocations to the participants determined by Mr. Mullen, subject to the review and approval of the Board.

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

On December 31, 2018, we entered into a new employment agreement with Mr. Worman (the “2018 Worman Agreement”). Under the terms of the 2018 Worman Agreement, Mr. Worman earns a base salary of $300,000 per year and is eligible to earn an annual cash and restricted stock bonus at a target level determined by the Compensation Committee. Mr. Worman’s target annual cash bonus for the fiscal year beginning October 1, 2020 is $250,000.

On January 10, 2021, we entered into a new employment agreement with Mr. Worman (the “New Worman Agreement”) effective as of, and contingent upon, the closing of the Merger. Under the terms of the New Worman Agreement, Mr. Worman’s base salary would increase prospectively from $300,000 to $375,000. Under the terms of the New Worman Agreement, Mr. Worman would be eligible to earn an annual cash bonus, with a target equal to 100% of base salary and a maximum payout of 200% of base salary, based on individual and/or Company performance and determined in the same manner used for executives of Parent, and would be eligible for equity-based awards under Parent’s long-term incentive plans on terms and conditions comparable to the terms and conditions provided to senior executives of Parent. For fiscal year 2021, he would also participate with other senior executives and key leaders at the Company in a bonus pool based on free cash flow generated with respect to the Company’s operations, with allocations to the participants determined by Mr. Mullen, subject to the review and approval of the Board.

John C. DeSena. On December 31, 2018, we entered into a new employment agreement with Mr. DeSena (the “2018 DeSena Agreement”). Under the terms of the 2018 DeSena Agreement, Mr. DeSena earns a base salary of $250,000 per year and is eligible to earn an annual cash and restricted stock bonus at a target level determined by the Chief Executive Officer. Mr. DeSena’s target annual cash bonus for the fiscal year beginning October 1, 2020 is $150,000.

On January 10, 2021, we entered into a new employment agreement with Mr. DeSena (the “New DeSena Agreement”) effective as of, and contingent upon, the closing of the Merger. Under the terms of the New DeSena Agreement, Mr. DeSena’s base salary would increase prospectively from $250,000 to $325,000. Under the terms of the New DeSena Agreement, Mr. DeSena would be eligible to earn an annual cash bonus, with a target equal to 100% of base salary and a maximum payout of 200% of base salary, based on individual and/or Company performance and determined in the same manner used for executives of Parent, and would be eligible for equity-based awards under Parent’s long-term incentive plans on terms and conditions comparable to the terms and conditions provided to senior executives of Parent. For fiscal year 2021, he would also participate with other senior executives and key leaders at the Company in a bonus pool based on free cash flow generated with respect to the Company’s operations, with allocations to the participants determined by Mr. Mullen, subject to the review and approval of the Board.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each NEO as of September 30, 2020:

		Option Awards (1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares or Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Michael A.	1/3/2017	-	-	-	-	78,125	(2)	$165,625	260,417	(2)	$552,084
Mullen	4/10/2018	-	-	-	-	41,143	(2)	$87,223	123,428	(2)	$261,667
	11/1/2018	-	-	-	-	160,754	(2)	$340,798	214,338	(2)	$454,397
	12/13/2019	-	-	-	-	-		$-	214,338	(3)	$454,397
Glenn C.	5/7/2015	60,000	-	4.50	6/20/2023	-		-	-		-
Worman	5/7/2015	60,000	-	5.50	6/20/2023	-		-	-		-
	5/7/2015	60,000	-	6.00	6/20/2023	-		-	-		-
	7/19/2017	-	-	-	-	15,625	(2)	$33,125	52,083	(2)	$110,416
	4/10/2018	-	-	-	-	22,858	(2)	$48,459	68,571	(2)	$145,371
	11/1/2018	-	-	-	-	111,634	(2)	$236,664	148,846	(2)	$315,554
	12/13/2019	-	-	-	-	-		$-	148,846	(3)	$315,554
John C.	7/19/2017	-	-	-	-	9,375	(2)	$19,875	31,250	(2)	$66,250
DeSena	4/10/2018	-	-	-	-	17,143	(2)	$36,343	51,428	(2)	$109,027
	11/1/2018	-	-	-	-	66,981	(2)	$142,000	89,307	(2)	$189,331
	12/13/2019	-	-	-	-	-		$-	89,308	(3)	$189,333

(1)	Reflects the value calculated by multiplying the number of shares underlying the restricted stock units by $2.12, which was the closing price of our common stock on September 30, 2020.

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

(3)

The RSUs vest based upon the Compensation Committee’s certification that the Company first achieved certain net income milestones at the end of a fiscal year. The RSUs also vest in full upon a change in control of the Company.

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

Under each of the New Mullen Agreement, New Worman Agreement and New DeSena Agreement, if such executive’s employment ends for any reason, the Company must pay to him his base salary through the date of his termination, a prorated target bonus with respect to the year employment ends (or, if no target has been set, the target bonus for the prior year, with this prorated target bonus not payable on terminations for Cause (as defined in the Employment Agreements) or resignations without Good Reason (as defined in the Employment Agreements) after December 31, 2021), as well as vacation cash-outs and reasonable expense reimbursement.

If Messrs. Mullen, Worman, or DeSena is terminated without Cause, resigns for Good Reason, leaves employment as a result of Disability (as each of those terms is defined in the Employment Agreements) or dies, he or his estate will also, contingent upon the execution and delivery of a release of claims, receive a lump sum severance payment equal to the sum of his base salary and the target bonus for the current year (or prior year if no target has been set) (with the payment to Mr. Worman being twice the sum of base salary and the target bonus component if the termination or resignation occurs within a year after the closing of the Merger) and, if not already payable, a prorated target bonus with respect to the year employment ends (or, if no target has been set, the target bonus for the prior year). He will also be eligible for the Company to reimburse him for COBRA continuation coverage premiums he incurs for 12 months (or if earlier, until he becomes eligible to receive substantially similar coverage) based on the level of premiums paid for active employees.

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

2020 Director Compensation

In consideration of the COVID-19 pandemic, our Board agreed to take a 10% reduction in cash compensation during the fiscal quarter ended June 30, 2020. As a result, our non-employee directors each received $48,750 in cash compensation for the fiscal year ended September 30, 2020, and the Vice-Chairman of our Board and Chairman of the Audit Committee each received an additional $9,750 as compensation for their service during the fiscal year ended September 30, 2020.

Director Compensation Table for 2020

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Michael A. Mullen (2)	$-	$-	-	$-
Michael E. Singer (3)	$-	$-	-	$-
Barbara Creagh	$48,750	$50,000	-	$98,750
Jeff Gary	$58,500	$50,000	-	$108,500
Daniel Hume	$48,750	$50,000	-	$98,750
Nassos Michas (4)	$48,750	$50,000	-	$98,750
Robert B. Fagenson	$58,500	$50,000	-	$108,500

(1)	Grant date fair value of stock award.

(2)

Mr. Mullen did not receive any additional compensation in his capacity as a director. See “Executive Compensation” on page 7 of this Annual Report on Form 10-K/A for details on Mr. Mullen’s compensation for the fiscal year ended September 30, 2020.

(3)	Mr. Singer received compensation as an employee of the Company in the amount of $317,228 for the fiscal year ended September 30, 2020. This amount includes $22,228 in medical benefits allowance.

(4)	Mr. Michas resigned as a member of the Board effective as of September 5, 2020 and forfeited his annual stock award for the fiscal year ended September 30, 2020.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF OUR DIRECTORS, EXECUTIVE OFFICERS
AND 5% BENEFICIAL OWNERS

The following table shows information, as of January 15, 2021, concerning the beneficial ownership of our common stock by:

●	Each person we know to be the beneficial owner of more than 5% of our common stock;

●	Each of our directors;

●	Each of our NEOs shown in our Summary Compensation Table; and

●	All directors and executives as a group.

As of January 15, 2021, there were 13,765,304 shares of our common stock outstanding. In order to calculate a stockholder’s percentage of beneficial ownership, we include in the calculation those shares underlying options or warrants beneficially owned by that stockholder that are vested or that will vest within 60 days of January 15, 2021. Shares of restricted stock are deemed to be outstanding. Options or warrants held by other stockholders that are not attributed to the named beneficial owner are disregarded in this calculation.

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

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders
B. Riley Financial (1)	6,159,550	44.7%
Daniel Asher (2)	3,027,841	22.0%
RMB Capital Holdings, LLC (3)	1,065,808	7.7%

Executive Officers, Directors and Nominees
Barbara Creagh (4)	33,334	*
Daniel Hume (5)	70,842	*
Glenn C. Worman (6)	298,502	2.2%
Jeff Gary (4)	33,334	*
John C. DeSena	75,626	*
Michael A. Mullen (7)	441,205	3.2%
Michael E. Singer (8)	36,928	*
Robert B. Fagenson (9)	415,701	3.0%
All current executive officers and directors (eight persons)	1,405,472	10.2%

* Less than 1%

(1)

Information is based on Schedule 13D/A filed jointly by B. Riley Financial, Inc., a Delaware corporation, and NHC Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of B. Riley Financial, Inc., on January 12, 2021. According to the Schedule 13D/A, the Reporting Persons own 6,159,550 shares. The address of the principal business office of each of the foregoing is 21255 Burbank Boulevard, Suite 400, Woodland Hills, California 91367.

(2)

Information is based on Form 4 filed by Daniel Asher on December 29, 2020. According to the Form 4, (i) Sphinx Trading , LP (“Sphinx”) beneficially owned 1,298,032 shares of our common stock, (ii) Oakmont Investments, LLC (“Oakmont”), as the general partner of Sphinx, may be deemed to beneficially own the 1,298,032 shares of our common stock owned by Sphinx, (iii) Equitec Proprietary Markets, LLC (“Equitec”) beneficially owned 1,729,809 shares of our common stock and (iv) Mr. Asher, as the President of Oakmont and the 50% owner of Equitec, may be deemed to beneficially own the (a) 1,298,032 shares of our common stock owned by Sphinx and (b) 1,729,809 shares of our common stock owned by Equitec. The address of the principal business office of each of the foregoing is 111 W. Jackson Blvd., 20th Floor, Chicago, IL 60604.

(3)

Includes 1,065,808 shares of our common stock issuable upon the conversion of warrants. Information is based on Schedule 13G/A filed on February 14, 2020 by RMB Capital Holdings, LLC, a Delaware limited liability company. RMB Capital Holdings, LLC is manager of RMB Capital Management, LLC (an investment adviser registered under the Investment Advisers Act of 1940). RMB Capital Management, LLC is manager of Iron Road Capital Partners LLC, a Delaware limited liability company, and RMB Mendon Managers, LLC, a Delaware limited liability company. RMB Capital Holdings, LLC, RMB Capital Management, LLC, Iron Road Capital Partners LLC and/or RMB Mendon Managers, LLC, or entities affiliated with such entities, may own additional shares of our common stock of which we are unaware. The address of the principal business office of each of the foregoing is 115 S. LaSalle Street, 34th Floor, Chicago, IL 60603.

(4)	Includes 16,667 shares of our common stock issuable upon the conversion of RSUs that will vest within 60 days of January 15, 2021.

(5)	Includes 8,691 shares of our common stock issuable upon the conversion of RSUs that will vest within 60 days of January 15, 2021.

(6)	Includes 180,000 vested stock options.

(7)	Includes 78,125 RSUs granted in January 2017. These RSUs vested in January 2021.

(8)	Includes 3,531 shares of our common stock issuable upon the conversion of RSUs that will vest within 60 days of January 15, 2021.

(9)

Consists of (i) 5,001 shares of our common stock held in a Trust for the benefit of Toby Fagenson, of which Mr. Fagenson is the sole Trustee and has sole voting and investment power over such shares, (ii) 301,463 shares of our common stock held by Fagenson & Co., Inc., of which Mr. Fagenson is the President and majority shareholder, (iii) 67,151 shares of our common stock held directly by Mr. Fagenson, (iv) 33,395 shares of our common stock held by National Securities Growth Partners LLC, of which Mr. Fagenson is the managing Member and has sole voting and investment power and (v) 8,691 shares of our common stock issuable upon the conversion of RSUs that will vest within 60 days of January 15, 2021.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

BOARD INDEPENDENCE

The Board has affirmatively determined that three of our six directors are independent directors. In making this determination, the Board found that none of the Company’s independent directors had a material or other disqualifying relationship with the Company. The Board reached a similar determination with respect to Mr. Michas, who served as a director until September 5, 2020. As a result of Mr. Michas’s resignation, as of September 5, 2020, the Company no longer complied with the majority independent director requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5605(b)(1) (the “Majority Independence Rule”). In accordance with the Majority Independence Rule, the Company has until the earlier of its next annual meeting of stockholders or September 7, 2021 to regain compliance with the Majority Independence Rule, provided, however, that if the Company’s next annual meeting of stockholders is held on or before March 8, 2021, the Company shall have until March 8, 2021 to regain compliance. See further discussion above under “Item 10—Directors, Executive Officers and Corporate Governance—Corporate Governance.”

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

Arrangements Regarding Robert B. Fagenson

Mr. Fagenson is a party to an Independent Contractor Agreement, dated April 1, 2018, with National Securities Corporation (“NSC”), our wholly-owned subsidiary, whereby in exchange for establishing and maintaining a branch office of NSC in New York, New York, Mr. Fagenson receives 90% of income accrued at the branch, before expenses associated with the operation of such branch, including commissions owed to its registered representatives. During the fiscal year ended September 30, 2020, Mr. Fagenson earned $593,657 in commissions, under this arrangement. Prior to entry into this agreement, Mr. Fagenson was a party to an Independent Contractor Agreement, dated February 27, 2012, with NSC, whereby in exchange for establishing and maintaining a branch office of NSC in New York, New York, Mr. Fagenson received 50% of income accrued at the branch, which amount was immaterial.

Arrangements Regarding Michael A. Mullen

Mr. Mullen is a party to an Independent Contractor Agreement, dated April 22, 2008, with NSC whereby in exchange for establishing and maintaining a branch, Mr. Mullen receives 100% of income accrued at the branch, before expenses associated with the operation of such branch, including commissions owed to its registered representatives. During the fiscal year ended September 30, 2020, Mr. Mullen earned $892,494 in commissions under this arrangement. Information regarding Mr. Mullen’s compensation by our company is set forth under “Executive Compensation” above.

Arrangements Regarding Michael E. Singer

On April 1, 2019, National Securities Corporation (“NSC”) entered into a Placement Agent Agreement (the “Wellness Agreement”) with Insight Wellness Fund, LLC, a Delaware limited liability company (the “Wellness Fund”), pursuant to which the Wellness Fund retained NSC to perform certain solicitation and placement agent services on behalf of the Wellness Fund.  Under the terms of the Wellness Agreement, NSC received a placement fee with respect to each investor admitted to the Wellness Fund (each a “Wellness Admitted Member”) equal to 8.0% of the aggregate fully funded capital contribution(s) of such investor. In addition to the placement fee, the Wellness Fund entered into a Benefits Sharing Agreement, dated as of April 1, 2019, with NSC and National (the “Benefits Sharing Agreement”) pursuant to which (i) National agreed to provide certain support services to the Wellness Fund and was admitted as a special member of the Wellness Fund, (ii) the Wellness Fund assigned (x) ten percent of the carry allocable to each Wellness Admitted Member and (y) 5% of the carry allocable to each non-Wellness Admitted Member (the “National Wellness Carry”) to National and (iii) the Wellness Fund assigned between 2.0% and 1.5% of the carry allocable to each Wellness Admitted Member (depending on the amount of the fully funded capital contribution(s) attributable to such Wellness Admitted Member) to NSC under the terms of the Dharma Fund’s operating agreement (the “NSC Wellness Carry”, and together with the National Wellness Carry, the “Wellness Carry”). Under the terms of the Benefits Sharing Agreement, in the event that both Michael A. Mullen and Glenn C. Worman no longer serve as executive officers of National, the National Wellness Carry shall terminate.

On May 13, 2020, NSC entered into that a Placement Agent Agreement (the “Dharma Agreement” and together with the Wellness Agreement, the “Placement Agent Agreements”) with Insight Dharma, LLC, a Delaware limited liability company (the “Dharma Fund” and, together with the Wellness Fund, the “Funds”), pursuant to which the Dharma Fund retained NSC to perform certain solicitation and placement agent services on behalf of the Dharma Fund. Under the terms of the Dharma Agreement, NSC received a placement fee with respect to each investor admitted to the Dharma Fund (each a “Dharma Admitted Member”) equal to 8.0% of the aggregate fully funded capital contribution(s) of such investor. In addition to the placement fee, the Dharma Fund assigned 10.0% of the 15.0% carry allocable to each Dharma Admitted Member under the terms of the Dharma Fund’s operating agreement (the “Dharma Carry”).

Michael E. Singer, Executive Vice Chairman of the Board of National  and Chief Strategy Officer, is the managing member and sole equity owner of Alternative Insight LLC (“Alternative Insight”).  Alternative Insight is the general partner of each of the Funds.  Under the Placement Agent Agreements, during the fiscal year ended September 30, 2019, the Wellness Fund paid total placement fees to NSC of $376,000, $170,000 of which was retained by NSC after paying fees allocable to brokers retained by NSC, and during the fiscal year ended September 30, 2020, the Funds collectively paid total placement fees to NSC of $182,000, $58,000 of which was received by NSC after paying fees allocable to brokers retained by NSC. As of January 27, 2021, NSC has not received any amounts under the Wellness Carry or the Dharma Carry.

Item 14 — Principal Accountant Fees and Services

Principal Accountant Fees and Services

EisnerAmper LLP, the independent registered public accounting firm that audited our financial statements for the fiscal year ended September 30, 2020, has served as our independent registered public accounting firm since July 17, 2019, and previously served as our independent registered public accounting firm from 2014 to May 31, 2018. BDO USA, LLP served as our independent registered public accounting firm from May 31, 2018 to July 17, 2019.

All proposed engagements of EisnerAmper LLP and BDO USA, LLP, whether for audit services, audit-related services, tax services, or permissible non-audit services, were pre-approved by our Audit Committee.

The following table summarizes the fees billed to us for each of the last two fiscal years.

Services Provided	Fiscal 2019 Fees to EisnerAmper LLP	Fiscal 2019 Fees to BDO USA, LLP	Fiscal 2020 Fees to EisnerAmper LLP
Audit Fees	$403,000	$337,000	$512,000
Audit-Related Fees	$27,000	$6,000	$-
Tax Fees	$100,000	$-	$156,000
Total Fees	$530,000	$343,000	$668,000

Audit Fees

For the fiscal years ended September 30, 2020 and 2019, EisnerAmper LLP billed us an aggregate of $512,000 and $403,000, respectively, for professional services in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K for the fiscal years ended September 30, 2020 and 2019, the review of our financial statements included in our Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal year 2020 and the third quarter of fiscal year 2019 and other services provided in connection with registration statements.

For the fiscal year ended September 30, 2019, BDO USA, LLP billed us an aggregate of $337,000 for professional services in connection with the review of our financial statements included in our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal year 2019 and other services provided in connection with registration statements.

Audit-Related Fees

For the fiscal years ended September 30, 2020 and 2019, EisnerAmper LLP billed us an aggregate of $0 and $27,000, respectively, for audit-related services reasonably related to the performance of the audit and reviews for those two fiscal years, in addition to the fees described above under the heading “Audit Fees.”

For the fiscal year ended September 30, 2019, BDO USA, LLP billed us an aggregate of $6,000 for audit-related services reasonably related to the performance of the audit and reviews for that fiscal year, in addition to the fees described above under the heading “Audit Fees.”

Tax Fees

For the fiscal years ended September 30, 2020 and 2019, EisnerAmper LLP billed us an aggregate of $156,000 and $100,000, respectively, for tax compliance, tax advice or tax planning. For the fiscal year ended September 30, 2019, BDO USA, LLP billed us an aggregate of $0 for tax compliance, tax advice or tax planning.

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

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(3) Exhibits

The exhibits listed in the Exhibit Index in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2020 Form 10-K were filed or incorporated by reference as part of the 2020 Form 10-K and the exhibits listed in the Exhibit Index below are filed as part of this Amendment.

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

NATIONAL HOLDINGS CORPORATION

	By:	/s/ Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
Date: January 28, 2021		(Principal Executive Officer)

	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
Date: January 28, 2021		(Principal Financial Officer)