Form 10-Q
period 2020-12-31
NATIONAL HOLDINGS CORP
filed 2021-02-16
CIK 1023844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of January 31, 2021 there were 13,765,304 shares of the registrant’s common stock outstanding.

NATIONAL HOLDINGS CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (i) general economic conditions; (ii) our ability to obtain future financing or funds when needed; (iii) our ability to maintain sufficient regulatory net capital; (iv) the ability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers; (v) a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed; (vi) increased competition from business development portals; (vii) technological changes; (viii) our potential inability to implement our growth strategy through acquisitions or joint ventures; (ix) acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; (x) our continued ability to maintain and execute our business strategy; (xi) the impact of the ongoing COVID-19 pandemic on our business operations; (xii) the previously announced cash tender offer by B. Riley Financial to purchase certain shares of our common stock; and (xiii) the previously announced potential merger with B. Riley Financial.

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

PART I.        FINANCIAL INFORMATION

ITEM I.         FINANCIAL STATEMENTS

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2020	September 30,
	(Unaudited)	2020
ASSETS
Cash	$27,965,000	$27,327,000
Restricted cash	962,000	962,000
Cash deposits with clearing organizations	686,000	686,000
Securities owned, at fair value	4,652,000	4,739,000
Receivables from broker-dealers and clearing organizations	5,198,000	3,367,000
Forgivable loans receivable	4,608,000	4,269,000
Other receivables, net	10,593,000	12,394,000
Prepaid expenses	6,565,000	4,258,000
Fixed assets, net	4,210,000	4,382,000
Intangible assets, net	12,532,000	12,276,000
Goodwill	11,673,000	11,673,000
Deferred tax asset, net	3,358,000	4,795,000
Right-of-use assets	13,868,000	14,721,000
Other assets	1,727,000	1,388,000
Total Assets	$108,597,000	$107,237,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued commissions and payroll payable	17,993,000	15,445,000
Accounts payable and accrued expenses	9,374,000	9,656,000
Deferred clearing and marketing credits	105,000	157,000
Contingent consideration	10,702,000	10,401,000
Operating lease liabilities	15,864,000	16,719,000
PPP loans	6,538,000	6,523,000
Other	1,549,000	1,701,000
Total Liabilities	62,125,000	60,602,000

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock $0.02 par value, authorized 75,000,000 shares at December 31, 2020 and September 30, 2020; 13,765,304 shares issued and outstanding at December 31, 2020 and 13,639,622 shares issued and outstanding at September 30, 2020	275,000	273,000
Additional paid-in-capital	93,773,000	93,079,000
Accumulated deficit	(47,576,000)	(46,717,000)
Total National Holdings Corporation Stockholders’ Equity	46,472,000	46,635,000

Total Liabilities and Stockholders’ Equity	$108,597,000	$107,237,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended
	December 31,
	2020	2019
Revenues
Commissions	$33,613,000	$23,167,000
Net dealer inventory gains (losses)	1,330,000	1,192,000
Investment banking	15,242,000	15,227,000
Investment advisory	12,730,000	7,389,000
Interest and dividends	885,000	1,394,000
Transaction fees and clearing services	2,509,000	1,775,000
Tax preparation and accounting	1,412,000	931,000
Other	111,000	116,000
Total Revenues	67,832,000	51,191,000

Operating Expenses
Commissions, compensation and fees	56,735,000	44,121,000
Clearing fees	2,564,000	1,502,000
Communications	984,000	674,000
Occupancy	1,302,000	1,168,000
License and registration	863,000	1,024,000
Professional fees	3,145,000	2,194,000
Interest	20,000	14,000
Depreciation and amortization	846,000	530,000
Other administrative expenses	2,669,000	2,304,000
Total Operating Expenses	69,128,000	53,531,000
Income (Loss) before Other Income (Expense) and Income Taxes	(1,296,000)	(2,340,000)

Other Income (Expense)
Other income (expense)	9,000	116,000
Total Other Income	9,000	116,000
Income (Loss) before Income Taxes	(1,287,000)	(2,224,000)

Income tax expense (benefit)	(428,000)	(725,000)
Net Income (Loss)	(859,000)	(1,499,000)

Net income attributable to non-controlling interest	—	(94,000)
Net income (loss) attributable to National Holdings Corporation common shareholders	$(859,000)	$(1,593,000)

Net income (loss) per share attributable to National Holdings Corporation common shareholders - Basic	$(0.06)	$(0.12)
Net income (loss) per share attributable to National Holdings Corporation common shareholders - Diluted	$(0.06)	$(0.12)

Weighted average number of shares outstanding - Basic	13,639,622	13,169,025
Weighted average number of shares outstanding - Diluted	13,639,622	13,169,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED December 31, 2020 and 2019

			Additional			Total
	Common Stock		Paid-in-	Accumulated	Non-controlling	Stockholders’
	Shares	$ Amount	Capital	Deficit	Interest	Equity
Balance, September 30, 2020	13,639,622	$273,000	$93,079,000	$(46,717,000)	$—	$46,635,000
Stock-based compensation for restricted stock units	—	—	781,000	—	—	781,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 47,003 shares valued at $85,000 tendered for tax withholding	125,682	2,000	(87,000)	—	—	(85,000)
Net income (loss)	—	—	—	(859,000)	—	(859,000)
Balance, December 31, 2020	13,765,304	$275,000	$93,773,000	$(47,576,000)	$—	$46,472,000

			Additional			Total
	Common Stock		Paid-in-	Accumulated	Non-controlling	Stockholders’
	Shares	$ Amount	Capital	Deficit	Interest	Equity
Balance, Balance, October 1, 2018	13,158,441	$263,000	$90,354,000	$(40,779,000)	$1,761,000	$51,599,000
Stock-based compensation for restricted stock units	—	—	907,000	—	—	907,000
Issuance of shares of common stock with respect to vested restricted stock units, net of 52,291 shares valued at $139,000 tendered for tax withholding	120,394	2,000	(141,000)	—	—	(139,000)
Net income (loss)	—	—	—	(1,593,000)	94,000	(1,499,000)
Balance, December 31, 2019	13,278,835	$265,000	$91,120,000	$(42,372,000)	$1,855,000	$50,868,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Month Period Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(859,000)	$(1,499,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	846,000	530,000
Amortization of forgivable loans	241,000	163,000
Stock-based compensation	781,000	907,000
Provision (recovery) for doubtful accounts	150,000	171,000
Amortization of deferred clearing and marketing credit	(52,000)	(53,000)
Change in fair value of contingent consideration	(24,000)	19,000
Deferred tax expense	(396,000)	59,000
Amortization of right-of-use assets	951,000	700,000
Changes in assets and liabilities, net of business acquisitions
Securities owned, at fair value	87,000	2,680,000
Receivables from broker-dealers and clearing organizations	(1,831,000)	1,549,000
Forgivable loans receivable	(753,000)	(1,393,000)
Other receivables, net	1,807,000	(1,223,000)
Prepaid expenses	(474,000)	(1,301,000)
Other assets	(339,000)	(201,000)
Accrued commissions and payroll payable, accounts payable and accrued expenses and other liabilities	1,287,000	(7,434,000)
Net cash provided by (used in) operating activities	1,422,000	(6,326,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash received	(250,000)	(1,805,000)
Purchase of fixed assets	(79,000)	(91,000)
Collection on notes receivable	17,000	18,000
Net cash used in investing activities	(312,000)	(1,878,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for tax withholding	(85,000)	(139,000)
Principal payments under finance lease obligations	(51,000)	(58,000)
Principal payments under finance obligations	(60,000)	(108,000)
Contingent consideration payments	(276,000)	(112,000)
Net cash used in financing activities	(472,000)	(417,000)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	638,000	(8,621,000)

CASH AND RESTRICTED CASH BALANCE
Beginning of the period	28,289,000	31,403,000
End of the period	$28,927,000	$22,782,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	For The Three Month Period Ended December 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,000	$14,000
Income taxes, net of refunds	$(29,000)	$88,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets (acquired but not paid)	$—	$30,000
Businesses acquired (See Note 7)
Assets acquired including goodwill	$851,000	$9,108,000
Contingent consideration payable	(601,000)	(4,819,000)
Additional consideration payable (net operating capital)	—	(873,000)
Escrow deposit	—	(500,000)
Cash received	—	(1,111,000)
Cash paid, net of cash received	$250,000	$1,805,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements as of December 31, 2020 and for the three months ended December 31, 2020 and 2019 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at September 30, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for additional disclosures and accounting policies.

Certain items in the condensed consolidated statement of operations for the fiscal 2020 period have been reclassified to conform to the presentation in the fiscal 2021 period. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

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

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

National Holdings Corporation (“National” or the “Company”), a Delaware corporation organized in 1996, operates through its wholly-owned subsidiaries which principally provide financial services. Through its broker-dealer and investment advisory subsidiaries, the Company (1) offers full service retail brokerage and investment advisory services to individual, corporate and institutional clients, (2) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies and (3) engages in trading securities, including making markets in micro and small-cap, NASDAQ and other exchange-listed stocks.

The Company's broker-dealer subsidiaries are National Securities Corporation, a Washington corporation (“NSC”) and Winslow, Evans & Crocker, Inc (“WEC”). NSC conducts a national securities brokerage business through its main offices in New York City, New York and Boca Raton, Florida. NSC is an introducing broker and clears all transactions through clearing organizations, on a fully disclosed basis. WEC is a Boston-based, full-service investment firm established in 1991. NSC and WEC are registered with the Securities and Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (the “SIPC”).

The Company's wholly-owned subsidiary, NAM, is a federally-registered investment adviser providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed.

The Company's wholly-owned subsidiaries, National Insurance Corporation, a Washington corporation (“National Insurance”) and Prime Financial Services, a Delaware corporation (“Prime Financial”), provide fixed insurance products to their clients, including life insurance, disability insurance, long term care insurance and fixed annuities.

The Company's wholly-owned subsidiary, National Tax and Financial Services, Inc. (“National Tax”), provides tax preparation and accounting services to individuals and small to midsize companies.

The Company's wholly-owned subsidiary, GC Capital Corporation (“GC”), provides licensed mortgage brokerage services in New York and Florida.

The Company's wholly-owned subsidiary, Winslow, Evans & Crocker Insurance Agency, Inc., a Massachusetts corporation (“WIA”), provides fixed insurance products to its clients, and the Company's wholly-owned subsidiary, Winslow Financial, Inc., a Massachusetts corporation (“WF”), is an SEC Registered Investment Advisor.

The Company's wholly-owned subsidiary, United Advisors, LLC, a New Jersey limited liability company (“UA”), is a New York-based advisor and wealth management firm. United Advisors Services, LLC, a New Jersey limited liability company (“UAS”), is an SEC Registered Investment Advisor, and Financial Services International Corporation, a Washington corporation (“FSIC”), was a FINRA registered broker-dealer. In October 2020, FSIC filed for withdrawal from registration with FINRA and the SEC as a broker-dealer and in December 2020, the withdrawals were completed. In November 2020, UA and UAS were withdrawn from registration with the SEC as investment advisors.

NOTE 3. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS AND OTHER RECEIVABLES

At December 31, 2020 and September 30, 2020, the receivables of $5,198,000 and $3,367,000, respectively, from broker-dealers and clearing organizations represent net amounts due for fees and commissions associated with the Company’s retail brokerage business as well as asset based fee revenues associated with the Company’s investment advisory business.

Other receivables at December 31, 2020 and September 30, 2020 consist of the following:

	December 31,	September 30,
	2020	2020
Trailing fees	$1,566,000	$1,391,000
Accounts receivable for tax and accounting services	864,000	1,009,000
Allowance for doubtful accounts - tax and accounting services	(497,000)	(347,000)
Advances to registered representatives	1,651,000	1,834,000
Investment banking receivable	1,183,000	2,383,000
Advisory fees	291,000	771,000
Notes receivable	1,218,000	1,229,000
Other	4,317,000	4,124,000
Total other receivables, net	$10,593,000	$12,394,000

NOTE 4. FORGIVABLE LOANS RECEIVABLE

From time to time, the Company’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2029. Forgiveness of loans amounted to $241,000 and $163,000 for the three months ended December 31, 2020 and 2019, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

The Company provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of December 31, 2020 and September 30, 2020, no allowance for doubtful accounts was required.

Forgivable loan activity for the three months ended December 31, 2020 is as follows:

Balance, September 30, 2020	$4,269,000
Additions	753,000
Amortization	(241,000)
Reclassification to other receivables	(173,000)
Balance, December 31, 2020	$4,608,000

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

The following tables present the carrying values and estimated fair values at December 31, 2020 and September 30, 2020 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	December 31, 2020
				Total Estimated
Assets	Carrying Value	Level 1	Level 2	Fair Value
Cash	$27,965,000	$27,965,000	$—	$27,965,000
Cash deposits with clearing organizations	686,000	686,000	—	686,000
Receivables from broker-dealers and clearing organizations	5,198,000	—	5,198,000	5,198,000
Forgivable loans receivable	4,608,000	—	4,608,000	4,608,000
Other receivables, net	10,593,000	—	10,593,000	10,593,000
	$49,050,000	$28,651,000	$20,399,000	$49,050,000

Liabilities
Accrued commissions and payroll payable	$17,993,000	$—	$17,993,000	$17,993,000
Accounts payable and accrued expenses	9,374,000	—	9,374,000	9,374,000
	$27,367,000	$—	$27,367,000	$27,367,000

	September 30, 2020
				Total Estimated
Assets	Carrying Value	Level 1	Level 2	Fair Value
Cash	$27,327,000	$27,327,000	$—	$27,327,000
Cash deposits with clearing organizations	686,000	686,000	—	686,000
Receivables from broker-dealers and clearing organizations	3,367,000	—	3,367,000	3,367,000
Forgivable loans receivable	4,269,000	—	4,269,000	4,269,000
Other receivables, net	12,394,000	—	12,394,000	12,394,000
	$48,043,000	$28,013,000	$20,030,000	$48,043,000

Liabilities
Accrued commissions and payroll payable	$15,445,000	$—	$15,445,000	$15,445,000
Accounts payable and accrued expenses	9,656,000	—	9,656,000	9,656,000
	$25,101,000	$—	$25,101,000	$25,101,000

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and September 30, 2020:

	December 31, 2020
					Total Estimated
Assets	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Securities owned:
Corporate stocks	$216,000	$216,000	$—	$—	$216,000
Municipal bonds	236,000	236,000	—	—	236,000
Restricted stock	696,000	—	696,000	—	696,000
Corporate bonds	323,000		323,000	—	323,000
Warrants	3,181,000	—	2,140,000	1,041,000	3,181,000
	$4,652,000	$452,000	$3,159,000	$1,041,000	$4,652,000

Liabilities
Contingent consideration	$10,702,000	$—	$—	$10,702,000	$10,702,000
	$10,702,000	$—	$—	$10,702,000	$10,702,000

	September 30, 2020
					Total Estimated
Assets	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Securities owned:
Corporate stocks	$137,000	$137,000	$—	$—	$137,000
Municipal bonds	332,000	332,000	—	—	332,000
Restricted stock	529,000	—	529,000	—	529,000
Corporate bonds	438,000	—	438,000	—	438,000
Warrants	3,303,000	—	2,228,000	1,075,000	3,303,000
	$4,739,000	$469,000	$3,195,000	$1,075,000	$4,739,000

Liabilities
Contingent consideration	$10,401,000	$—	$—	$10,401,000	$10,401,000
	$10,401,000	$—	$—	$10,401,000	$10,401,000

Changes in Level 3 assets measured at fair value on a recurring basis for the three months ended December 31, 2020:

	Beginning Balance as of September 30, 2020	Net realized Gain or (losses)	Net Change in Unrealized Appreciation (Depreciation)	Purchases	Sales	Transfer Into Level 3 (a)	Transfer Out of Level 3	Ending Balance as of December 31, 2020
Assets
Warrants	$1,075,000	$—	$(34,000)	$—	$—	$—	$—	$1,041,000

See changes in Level 3 liabilities (contingent consideration) measured at fair value on a recurring basis for the three months ended December 31, 2020 in Note 7.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the Company's financial assets measured at fair value on a recurring basis with a significant Level 3 balance.

Financial Instruments Owned	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Input/Range
Warrants	$1,041,000	Market Approach	Discount for lack of marketability	25% - 46%
			Volatility	65% - 123%

Certain positions in common stock and warrants were received as compensation for investment banking services. Restricted common stock and warrants may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of SEC Rule 144, including the requisite holding period. The unrealized (gain) loss for the change in fair value of such positions for the three months ended December 31, 2020 and 2019 amounted to approximately $20,000 and $(143,000), respectively, which is included in net dealer inventory gains (losses).

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

Debt securities are valued based on recently executed transactions.

NOTE 6. FIXED ASSETS

Fixed assets as of December 31, 2020 and September 30, 2020 consist of the following:

	December 31,	September 30,	Estimated Useful
	2020	2020	Lives (years)
Equipment and software	$2,012,000	$1,989,000	3 - 7
Furniture and fixtures	911,000	892,000	5
Construction in Process	36,000	21,000
Leasehold improvements	3,699,000	3,677,000	Lesser of useful life or term of lease
Finance leases (primarily composed of computer equipment)	907,000	907,000	3 - 7
	7,565,000	7,486,000
Less accumulated depreciation and amortization	(3,355,000)	(3,104,000)
Fixed assets, net	$4,210,000	$4,382,000

Depreciation expense associated with fixed assets for the three months ended December 31, 2020 and 2019 was $251,000 and $242,000, respectively.

NOTE 7. BUSINESS COMBINATION AND CONTINGENT CONSIDERATION

Tax & Accounting Acquisition

In October 2020, National Tax acquired certain assets of a tax preparation and accounting business that per accounting guidance was deemed to be a business combination. The consideration for the transaction consisted of a cash payment at closing totaling $250,000, and a contingent consideration payable in cash having a fair value of $601,000, for which a liability (included in contingent consideration) was recognized based on the estimated acquisition date fair value of the potential earn-outs. The earn-outs are based on revenue, as defined in the acquisition agreement, during various periods following the closing. The fair value of the acquired assets totaling $851,000 was allocated to customer relationships, which is being amortized over seven years.

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

Contingent Consideration

Set forth below are changes in the carrying value of the contingent consideration for the three months ended December 31, 2020 related to acquisitions:

Fair value of contingent consideration at September 30, 2020	$10,401,000
Fair value of contingent consideration in connection with the Tax & Accounting acquisition	601,000
Payments	(276,000)
Change in fair value	(24,000)
Fair value of contingent consideration at December 31, 2020	$10,702,000

NOTE 8. INTANGIBLE ASSETS

Intangibles consisted of the following at December 31, 2020 and September 30, 2020:

	December 31, 2020
				Estimated
		Accumulated	Carrying	Useful Life
Intangible asset	Cost	Amortization	Value	(years)
Customer relationships	$18,318,000	$6,489,000	$11,829,000	3-12
Brand name	1,075,000	372,000	703,000	1-5
Software license	45,000	45,000	—	3
Total	$19,438,000	$6,906,000	$12,532,000

	September 30, 2020
				Estimated
		Accumulated	Carrying	Useful Life
Intangible asset	Cost	Amortization	Value	(years)
Customer relationships	$17,467,000	$5,988,000	$11,479,000	3-12
Brand name	1,075,000	282,000	793,000	1-5
Software license	45,000	41,000	4,000	3
Total	$18,587,000	$6,311,000	$12,276,000

Amortization expense associated with intangible assets for the three months ended December 31, 2020 and 2019 was $595,000 and $288,000, respectively.

The estimated future amortization expense of the finite lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal year ending
September 30,
Nine months ending September 30, 2021	$1,773,000
2022	2,245,000
2023	1,767,000
2024	1,363,000
2025	1,252,000
Thereafter	4,132,000
Total	$12,532,000

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2020 and September 30, 2020 consist of the following:

	December 31,	September 30,
	2020	2020
Legal	$1,446,000	$1,068,000
Audit	348,000	318,000
Telecommunications	60,000	74,000
Data services	494,000	467,000
Regulatory	2,358,000	2,176,000
Settlements	1,132,000	920,000
Other	3,536,000	4,633,000
Total	$9,374,000	$9,656,000

At December 31, 2020, other primarily consists of $105,000 for investment banking deal expense accruals, $1,447,000 for soft dollar accruals, $252,000 for finance obligation of the implementation costs of the general ledger system and $157,000 for tax return preparation fees. At September 30, 2020, other primarily consists of $151,000 for investment banking deal expense accruals, $1,291,000 for soft dollar accruals, $130,000 for tax return preparation fees, $312,000 for finance obligation of the implementation costs of the general ledger system and $493,000 for commercial rent tax.

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

	Three Month Period Ended December 31,
	2020	2019
Basic weighted-average shares	13,639,622	13,169,025
Effect of dilutive securities:
Unvested restricted stock units	—	—
Diluted weighted-average shares	13,639,622	13,169,025

At December 31, 2020 and 2019, options, warrants and unvested restricted stock units totaling 8,993,737 and 9,843,370 shares, respectively, were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

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

NOTE 12. NEW ACCOUNTING GUIDANCE

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which requires entities to use a forward-looking approach based on current expected credit losses ("CECL") to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning October 1, 2023, and early adoption is permitted. The Company is currently assessing the impact that adoption of ASU 2016-13 will have on its financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for the Fair Value Measurement," which removes or modifies certain current disclosures, and adds additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity's performance and cash flows. Certain disclosures in ASU 2018-13 will need to be applied on a retrospective basis and others on a prospective basis. The Company adopted ASU No. 2018-13 as of October 1, 2020. The adoption of this update did not materially impact the Company's consolidated statements and related disclosures.

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

On July 3, 2019, a lawsuit was filed against National Securities Corporation, National Asset Management, Inc., the Company, the Company’s current board members and certain former board members, certain officers of the Company, John Does 1–10, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York, captioned Kay Johnson v. National Securities Corporation, et al., Case No. 1:19-cv-06197-LTS. The complaint presents three purported derivative causes of action on behalf of the Company, and five causes of action by the plaintiff directly. As part of the derivative claims, the complaint generally alleges that certain of the individual defendants failed to establish and maintain adequate internal controls to ensure that the Board acted in accordance with its fiduciary duties to prevent and uncover alleged legal and regulatory misconduct and wrongdoing on the part of a National officer. As part of its claims brought directly by the plaintiff, the complaint generally alleges that certain individual and corporate defendants wrongfully terminated the employment of the plaintiff in violation of the Dodd-Frank Act and applicable common law, or conspired to do so. The complaint further alleges that certain corporate defendants violated the Equal Pay Act with regards to the plaintiff’s compensation. The complaint seeks monetary damages in favor of the Company, an order directing the Company’s board members to take actions to enhance the Company’s governance, compensatory and punitive damages in favor of the plaintiff, and attorneys’ fees and costs. On February 2, 2020, the plaintiff filed an amended complaint presenting additional causes of action. The Company has notified its insurer of the lawsuit and believes it has valid defenses to the asserted claims of the complaint. On March 18, 2020, the defendants filed a motion to dismiss the amended complaint. The plaintiff filed an opposition to the defendants’ motion to dismiss on April 15, 2020, and the defendants filed a reply in further support of the motion to dismiss on May 6, 2020. On August 20, 2020, the parties entered into mediation with a private mediator in an attempt to settle the action and, on January 15, 2021, as a result of the mediation, the parties reached an agreement in principle to settle the claims in the action, subject to documentation and execution of a final, confidential settlement agreement between the parties.

The New York Department of Financial Services (the “Department”) is conducting an investigation of NSC’s compliance with the Department’s Cybersecurity Requirements for Financial Services Companies (the “Regulations”). The Regulations establish standards for the cybersecurity programs of entities the Department licenses or otherwise regulates, including NSC. NSC is cooperating with the Department’s investigation. Based on preliminary indications from the Department, the Company believes it is probable that the Department will assess a fine against NSC. However, in light of the uncertainties and variables involved, the Company is unable to estimate either the timing or the amount of the loss associated with this matter. There can be no assurance that this matter will not have a material adverse effect on NSC or the Company.

Winslow, Evans & Crocker, Inc. (“WEC”) reached a settlement with the SEC over a mutual fund share class initiative. The settlement was reached in February 2021. The stock purchase agreement for the sale of WEC to the Company provides for the sellers to indemnify the Company for payments due related to this matter.

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

As of December 31, 2020 and September 30, 2020, the Company accrued approximately $1,132,000 and $920,000, respectively in liabilities for contingent litigation and regulatory matters. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended December 31, 2020 and 2019, were $407,000 and $388,000, respectively. These amounts are included in other administrative expenses in the condensed consolidated statements of operations. The Company has included in professional fees, litigation and arbitration related expenses of $1,432,000 and $441,000 for the three months ended December 31, 2020 and 2019, respectively.

See the additional update in Note 24.

Other Commitments

As of December 31, 2020, the Company and its subsidiaries had one outstanding letter of credit, which has been issued in the maximum amount of $962,000 as security for a property lease, and which is collateralized by the restricted cash as reflected in the condensed consolidated statements of financial condition.

NOTE 14. NET CAPITAL REQUIREMENTS

NSC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At December 31, 2020, NSC had net capital of $3,875,125 which was $2,875,125 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

WEC is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Net Capital Rule, shall not exceed 15 to 1. At December 31, 2020, WEC had net capital of $777,629 which was $618,479 in excess of its required minimum net capital of $159,150. WEC's ratio of aggregate indebtedness to net capital was 3.1 to 1. WEC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC and WEC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that NSC and WEC may dividend or advance to the Company.

NOTE 15. STOCKHOLDERS' EQUITY

Stock Options

Information with respect to stock option activity during the three months ended December 31, 2020 follows:

			Weighted
		Weighted	Average	Weighted
		Average	Grant	Average
		Exercise	Date Fair	Remaining	Aggregate
		Price Per	Value	Contractual	Intrinsic
	Options	Share	Per Share	term (years)	Value
Outstanding at September 30, 2020	269,200	$5.22	$2.19	$2.83	$—
Forfeited	—	$—	$—		$—
Outstanding at December 31, 2020	269,200	$5.22	$2.19	$2.57	$—
Vested and exercisable at December 31, 2020	269,200	$5.22	$2.19	$2.57	$—

All compensation expense associated with the grants of stock options was recognized in prior years.

Warrants

The following table summarizes information about warrant activity during the three months ended December 31, 2020:

		Weighted	Weighted
		Average	Average
		Exercise Price	Remaining
		Per	Contractual
	Warrants	Share	Term
Outstanding at September 30, 2020	5,398,907	$3.25	1.30
Forfeited	—	$—
Outstanding and exercisable at December 31, 2020	5,398,907	$3.25	1.05

Restricted Stock Units and Awards

A summary of the Company's non-vested restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) for the three months ended December 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested restricted stock units and awards at September 30, 2020	3,498,315	$9,695,000
Vested	(172,685)	(561,000)
Non-vested restricted stock units and awards at December 31, 2020	3,325,630	$9,134,000

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

For the three months ended December 31, 2020, the Company recognized compensation expense of $781,000 related to RSUs and RSAs. For the three months ended December 31, 2019, the Company recognized compensation expense of $907,000 related to RSUs and RSAs. At December 31, 2020, unrecognized compensation with respect to RSUs and RSAs amounted to $3,324,000, which will be recognized over a weighted average period of 2.5 years, assuming all performance-based compensation will vest.

NOTE 16. INCOME TAXES

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. Income taxes for the three-month period ended December 31, 2020 and 2019 are based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate for the three-month period ended December 31, 2020 differs from the federal statutory income tax rate principally due to non-deductible expenses and state and local income taxes.

At December 31, 2020, the Company's net deferred tax asset is principally comprised of net operating loss carryforwards. Management believes that is more likely than not that its deferred tax assets will be realized and, accordingly, has not provided a valuation allowance against such amount.

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

The Corporate pre-tax income (loss) consists of certain items that have not been allocated to reportable segments.

Segment information for the three months ended December 31, 2020 and 2019 is as follows:

	Brokerage
	and	Tax and
	Advisory	Accounting
	Services	Services	Corporate		Total
Three Months Ended December 31,
2020
Revenues	$66,419,000	$1,412,000	$1,000		$67,832,000
Pre-tax income (loss)	1,363,000	(1,019,000)	(1,631,000)	(a)	(1,287,000)
Assets	85,169,000	7,596,000	15,832,000	(b)	108,597,000
Depreciation and amortization	442,000	232,000	172,000		846,000
Interest	20,000	—	—		20,000
Capital expenditures	54,000	25,000	—		79,000
2019
Revenues	$50,259,000	$931,000	$1,000		$51,191,000
Pre-tax income (loss)	473,000	(1,106,000)	(1,591,000)	(a)	(2,224,000)
Assets	74,107,000	3,305,000	19,089,000	(b)	96,501,000
Depreciation and amortization	253,000	132,000	145,000		530,000
Interest	14,000	—	—		14,000
Capital expenditures	21,000	—	100,000		121,000

(a)	Consists of professional fees, depreciation expense and other expenses not allocated to reportable segments by management.
(b)	Consists principally of deferred tax assets, cash, prepaid and fixed asset balances held at Corporate.

NOTE 18. ACQUISITION OF CONTROLLING INTEREST IN THE COMPANY

On November 14, 2018, B. Riley Financial, Inc. (“B. Riley”) and FBIO Acquisition, Inc. (“FBIO Acquisition”), a subsidiary of Fortress Biotech, Inc. (“Fortress”), entered into a stock purchase agreement whereby FBIO Acquisition agreed to sell FBIO Acquisition’s majority stake in the Company to a wholly-owned subsidiary of B. Riley (the “FBIO Sale”). In connection with the FBIO Sale, the Company entered into an agreement with B. Riley (the “Standstill Agreement”), pursuant to which B. Riley agreed to certain customary standstill provisions, effective as of the date of the Standstill Agreement through December 31, 2021. See the additional update in Note 24.

B. Riley Proposal

On April 30, 2020, B. Riley and the Company entered into a waiver of certain provisions of the Standstill Agreement and in connection therewith, B. Riley amended its Schedule 13D filing relating to the Company and sent the Board a letter containing a proposal regarding the Company. The Company's Board formed a Special Committee of non-executive, independent directors to review the B. Riley proposal. See the additional update in Note 24.

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

Placement agent fees attributable to such arrangements for the three months ended December 31, 2020 and 2019 were $5,174,000 and $8,409,000, respectively, and are included in investment banking in the condensed consolidated statements of operations.

Unrecognized Carried Interest

Based on the investment performance of the Funds as of December 31, 2020, unrecognized carried interest under a hypothetical distribution was $41,260,000 and the related compensation expense associated was $28,586,000. Carried interest is dependent on the market and will fluctuate until a distribution event occurs.

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

Disaggregation of Revenue

The following presents the Company’s revenues from contracts with customers disaggregated by major business activity and segment for the three months ended December 31, 2020 and 2019:

	Brokerage	Tax and
For the Three Months Ended	and Advisory	Accounting
December 31, 2020	Services	Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$36,122,000	$—	$—	$36,122,000
Investment banking	15,242,000	—	—	15,242,000
Investment advisory	12,730,000	—	—	12,730,000
Tax preparation and accounting	—	1,412,000	—	1,412,000
Sub-total revenue from contracts with customers	64,094,000	1,412,000	—	65,506,000
Other revenue	2,325,000	—	1,000	2,326,000
Total revenue	$66,419,000	$1,412,000	$1,000	$67,832,000

	Brokerage	Tax and
For the Three Months Ended	and Advisory	Accounting
December 31, 2019	Services	Services	Corporate	Total
Revenues from customer contracts:
Commissions and transaction fees and clearing services	$24,942,000	$—	$—	$24,942,000
Investment banking	15,227,000	—	—	15,227,000
Investment advisory	7,389,000	—	—	7,389,000
Tax preparation and accounting	—	931,000	—	931,000
Sub-total revenue from contracts with customers	47,558,000	931,000	—	48,489,000
Other revenue	2,701,000	—	1,000	2,702,000
Total revenue	$50,259,000	$931,000	$1,000	$51,191,000

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2020.

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

NOTE 21. LEASES

The Company’s lease agreements primarily cover office space in various states expiring at various dates. The Company’s leases are predominantly operating leases, which are included in right-of-use assets and operating lease liabilities on the Company’s condensed consolidated statements of financial condition. The Company’s current lease arrangements expire from 2021 through 2032, some of which include options to extend or terminate the lease. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances.

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

The components of lease expense were as follows:

	For the Three Months Ended
	December 31, 2020	December 31, 2019
Operating lease cost:	$1,412,000	$1,102,000

Finance lease cost:
Amortization of finance lease assets	$19,000	$19,000
Interest on finance lease liabilities	—	4,000
Total finance lease cost	$19,000	$23,000

Sublease income:	$138,000	$—

The table below summarizes the Company’s scheduled future minimum lease payments under operating leases, recorded on the condensed consolidated statements of financial condition as of December 31, 2020:

Fiscal Year	Operating
Ending September 30,	Leases
Nine months ending September 30, 2021	$3,255,000
2022	2,763,000
2023	2,588,000
2024	2,400,000
2025	2,258,000
Thereafter	6,071,000
Total minimum lease payments	19,335,000
Less: Amounts representing interest not yet incurred	3,471,000
Present value of lease obligations	$15,864,000

As of December 31, 2020, the Company has an additional operating lease, primarily for additional office space in Red Bank, New Jersey, that has not yet commenced.

The following table presents the balances for operating and finance right-of-use assets and lease liabilities:

Leases	Classification	December 31, 2020	September 30, 2020

Assets
Operating lease assets	Right-of-use assets	$13,868,000	$14,721,000
Finance lease assets	Fixed assets	317,000	336,000
Total lease assets		$14,185,000	$15,057,000

Liabilities
Operating lease liabilities	Operating lease liabilities	$15,864,000	$16,719,000
Finance lease liabilities	Other liabilities	—	51,000
Total lease liabilities		$15,864,000	$16,770,000

The table below presents additional information related to the Company's leases as of December 31, 2020:

	For the Three Months Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts related to lease liabilities
Operating cash flows from finance leases (interest)	$—	$4,000
Operating cash flows from operating leases (lease payments reflected in the change in accounts payable, accrued expenses and other liabilities in the statement of cash flow)	$1,197,000	$709,000
Financing cash flows from finance leases (principal payments)	$51,000	$58,000
Operating lease assets obtained in exchange for lease liabilities	$98,000	$—

Weighted Average Remaining Lease Term:
Operating Leases (in years)	7.22	7.35

Weighted Average Discount Rate:
Operating Leases	5.50%	5.50%

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

According to the terms of the PPP, all or a portion of loans under the PPP may be forgiven if certain conditions set forth in the CARES Act and the rules of the SBA are met. In order to be forgiven, the proceeds of each PPP Loan are to be used to pay for payroll costs, continuation of group health care benefits during periods of paid sick, medical, or family leave, or insurance premiums; salaries or commissions or similar compensation; rent; utilities; and interest on certain other outstanding debt; however, 60% of the proceeds of each PPP Loan must be used for payroll purposes.

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

The Company has applied for forgiveness of the loans, but no assurance can be given that the Company will be granted forgiveness of the loans.

NOTE 23. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2020, investment banking revenues include approximately $620,000 of fees related to placement of securities for B. Riley and subsidiaries of B. Riley.

Michael E. Singer, Executive Vice Chairman of the Board of the Company and Chief Strategy Officer, is the managing member and sole equity owner of Alternative Insight LLC (“Alternative Insight”). Alternative Insight is the general partner of Insight Wellness Fund, LLC (the “Wellness Fund”) and Insight Dharma, LLC (the “Dharma Fund” and, together with the Wellness Fund, the “Funds”). The Company performs certain solicitation and placement agent services on behalf of the Funds. During the three months ended December 31, 2020, the Funds collectively paid total placement fees to the Company of $232,000.

NOTE 24. SUBSEQUENT EVENT

On January 10, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with B. Riley, and B. Riley Principal Merger Corp. III, a Delaware corporation and wholly-owned subsidiary of B. Riley (“Merger Sub”). The Merger Agreement provides for the acquisition of the Company by B. Riley through a cash tender offer (the “Offer”) by Merger Sub for all of the Company’s outstanding shares of common stock (“Common Stock”), other than the shares of Common Stock owned by B. Riley and its subsidiaries, for $3.25 per share of Common Stock (the “Offer Price”) in cash, without interest, less any applicable withholding taxes. Following the consummation of the Offer, subject to the absence of injunctions or other legal restraints preventing the consummation of the Merger and the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of B. Riley (the “Merger”), pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”), without any additional stockholder approvals. The Merger will be effected as soon as practicable following the time of purchase by Merger Sub of shares of Common Stock validly tendered and not withdrawn in the Offer. B. Riley and its subsidiaries currently own approximately 45% of the issued and outstanding shares of the Company's Common Stock.

The board of directors of the Company (the “Board”) delegated to a special committee (the “Special Committee”) the responsibility and authority to review, evaluate, negotiate and recommend or not recommend to the Board a potential strategic transaction involving the Company. The Special Committee recommended to the Board the approval, execution, delivery and performance by the Company of the Merger Agreement. The Board, acting on the recommendation of the Special Committee, approved the execution, delivery and performance by the Company of the Merger Agreement, approved the acquisition of the Company by B. Riley on the terms and subject to the conditions set forth in the Merger Agreement and resolved to recommend that the stockholders of the Company (other than B. Riley and its subsidiaries) tender their shares of Common Stock to Merger Sub pursuant to the Offer. Under the Merger Agreement, Merger Sub is required to commence the Offer as promptly as reasonably practicable. The Offer commenced on January 27, 2021 and will initially expire at one minute following 11:59 P.M. (12:00 midnight), New York City time, on the twentieth (20th) business day following (and including the date of) the commencement of the Offer.  The Offer may be extended subject to and in accordance with the terms set forth in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of Common Stock not tendered pursuant to the Offer (other than any shares of Common Stock (a) owned by the Company or any direct or indirect wholly-owned subsidiary of the Company immediately prior to the Effective Time, (b) owned by B. Riley, Merger Sub or any other direct or indirect wholly-owned subsidiary of B. Riley immediately prior to the Effective Time or (c) held by stockholders who have properly exercised and perfected their demands for appraisal of such shares of Common Stock in accordance with the DGCL and have neither withdrawn nor lost such rights prior to the Effective Time) will each be cancelled and converted into the right to receive the Offer Price, (ii) each outstanding time-based restricted stock unit, whether vested or unvested, with respect to shares of Common Stock (each, a “Company RSU”) and each outstanding performance-based restricted stock unit, whether vested or unvested, with respect to shares of Common Stock (each, a “Company PSU”) shall be converted into the right to receive an amount of cash equal to the full number of shares of Common Stock underlying such Company RSU or Company PSU multiplied by the Offer Price, and (iii) each outstanding stock option, whether vested or unvested, with respect to shares of Common Stock (each, a “Company Option”) shall be converted into the right to receive an amount of cash equal to the number of shares of Common Stock underlying such Company Option multiplied by the excess, if any, of the Offer Price over the Company Option’s exercise price. For the avoidance of doubt, any Company Option with an exercise price greater than or equal to the Offer Price shall be cancelled for no consideration.

Concurrently with the execution of the Merger Agreement, B. Riley and the Company entered into an agreement (the “Termination Agreement”) pursuant to which (i) the Company waived the standstill obligations of B. Riley pursuant to the Standstill Agreement and (ii) the Standstill Agreement will terminate, effective upon the consummation of the Merger.

Two lawsuits have been filed relating to the Offer and the Merger in federal courts by purported individual shareholders against the Company, certain of its directors and, in one case, B. Riley and Merger Sub. The cases are, in the order by which they were filed:  Raul v. National Holdings Corporation et al., 1:21-cv-01103 (S.D.N.Y. Feb. 8, 2021); and Johnson v. National Holdings Corporation et al., 1:21-cv-00176-UNA (D. Del. Feb. 9, 2021). The complaints generally allege that the Schedule 14D-9 misrepresented and/or omitted certain purportedly material information and assert violations of Sections 14(e), 14(d) and 20(a) of the Securities Exchange Act of 1934, rules thereunder or common law fraud and/or negligent misrepresentation or concealment. The alleged material misstatements and omissions relate to, among other topics, the Company’s forecasts, the financial analysis of the Company’s financial advisor, the interests of directors and officers in the Offer and the Merger and events giving rise to the Offer and the Merger. The plaintiffs in each of the foregoing actions seek, among other things, an injunction against the consummation of the Offer and the Merger or, in the alternative, rescission damages, as well as an award of costs and expenses (including attorneys’ and experts’ fees). The Company disputes the allegations made in both lawsuit complaints.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to our estimated or anticipated future results or other non-historical facts are forward-looking and reflect our current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed under the section titled "Risks Factors" of our Form 10-K for the year ended September 30, 2020. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this Report. We undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

As of December 31, 2020, we had approximately 997 associated personnel serving retail and institutional customers, trading and investment banking clients. In addition to our 30 Company offices located in New York, New Jersey, Florida, Texas, Massachusetts and Washington, we had approximately 107 other registered offices, owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

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

Agreement and Plan of Merger

On January 10, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with B. Riley, and B. Riley Principal Merger Corp. III, a Delaware corporation and wholly-owned subsidiary of B. Riley (“Merger Sub”). The Merger Agreement provides for the acquisition of the Company by B. Riley through a cash tender offer (the “Offer”) by Merger Sub for all of our outstanding shares of common stock (“Common Stock”), other than the shares of Common Stock owned by B. Riley and its subsidiaries, for $3.25 per share of Common Stock (the “Offer Price”) in cash, without interest, less any applicable withholding taxes. Following the consummation of the Offer, subject to the absence of injunctions or other legal restraints preventing the consummation of the Merger and the satisfaction or waiver the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of B. Riley (the “Merger”), pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”), without any additional stockholder approvals. The Merger will be effected as soon as practicable following the time of purchase by Merger Sub of shares of Common Stock validly tendered and not withdrawn in the Offer. B. Riley and its subsidiaries currently own approximately 45% of the issued and outstanding shares of our Common Stock.

Our board of directors (the “Board”) delegated to a special committee (the “Special Committee”) the responsibility and authority to review, evaluate, negotiate and recommend or not recommend to the Board a potential strategic transaction involving the Company. The Special Committee recommended to the Board the approval, execution, delivery and performance by the Company of the Merger Agreement. The Board, acting on the recommendation of the Special Committee, approved the execution, delivery and performance by the Company of the Merger Agreement, approved the acquisition of the Company by B. Riley on the terms and subject to the conditions set forth in the Merger Agreement and resolved to recommend that our stockholders (other than B. Riley and its subsidiaries) tender their shares of Common Stock to Merger Sub pursuant to the Offer. Under the Merger Agreement, Merger Sub is required to commence the Offer as promptly as reasonably practicable. The Offer commenced on January 27, 2021 and will initially expire at one minute following 11:59 P.M. (12:00 midnight), New York City time, on the twentieth (20th) business day following (and including the date of) the commencement of the Offer.  The Offer may be extended subject to and in accordance with the terms set forth in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of Common Stock not tendered pursuant to the Offer (other than any shares of Common Stock (a) owned by us or any of our direct or indirect wholly-owned subsidiary immediately prior to the Effective Time, (b) owned by B. Riley, Merger Sub or any other direct or indirect wholly-owned subsidiary of B. Riley immediately prior to the Effective Time or (c) held by stockholders who have properly exercised and perfected their demands for appraisal of such shares of Common Stock in accordance with the DGCL and have neither withdrawn nor lost such rights prior to the Effective Time) will each be cancelled and converted into the right to receive the Offer Price, (ii) each outstanding time-based restricted stock unit, whether vested or unvested, with respect to shares of Common Stock (each, a “Company RSU”) and each outstanding performance-based restricted stock unit, whether vested or unvested, with respect to shares of Common Stock (each, a “Company PSU”) shall be converted into the right to receive an amount of cash equal to the full number of shares of Common Stock underlying such Company RSU or Company PSU multiplied by the Offer Price, and (iii) each outstanding stock option, whether vested or unvested, with respect to shares of Common Stock (each, a “Company Option”) shall be converted into the right to receive an amount of cash equal to the number of shares of Common Stock underlying such Company Option multiplied by the excess, if any, of the Offer Price over the Company Option’s exercise price.  For the avoidance of doubt, any Company Option with an exercise price greater than or equal to the Offer Price shall be cancelled for no consideration.

Concurrently with the execution of the Merger Agreement, we entered into an agreement with B. Riley (the “Termination Agreement”) pursuant to which (i) we waived the standstill obligations of B. Riley pursuant to that certain Agreement, dated November 14, 2018, between the Company and B. Riley (the “Standstill Agreement”) and (ii) the Standstill Agreement will terminate effective upon the consummation of the Merger.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Summary

Our first quarter ended December 31, 2020 resulted in a 33% increase in revenues and a 29% increase in operating expenses as compared to the comparative period last year. Lower margin commission and investment advisory revenue growth outpaced higher margin investment banking revenues, which we attribute to overall market dynamics and volatility associated with the COVID-19 pandemic, and which contributed to the overall increase in operating expenses. Additionally, the Winslow and United Advisors acquisitions completed in fiscal year 2020 contributed to the increase in revenues.

Revenues

Total revenues increased $16,641,000, or 33%, to $67,832,000, in the current quarter as compared to $51,191,000 recorded in the comparative period last year.

	Three Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions	$33,613,000	$23,167,000	$10,446,000	45%
Net dealer inventory gains (losses)	1,330,000	1,192,000	138,000	12%
Investment banking	15,242,000	15,227,000	15,000	0%
Investment advisory	12,730,000	7,389,000	5,341,000	72%
Interest and dividends	885,000	1,394,000	(509,000)	(37)%
Transaction fees and clearing services	2,509,000	1,775,000	734,000	41%
Tax preparation and accounting	1,412,000	931,000	481,000	52%
Other	111,000	116,000	(5,000)	(4)%
Total Revenues	$67,832,000	$51,191,000	$16,641,000	33%

Commissions increased $10,446,000, or 45%, to $33,613,000 in the current quarter as compared to $23,167,000 recorded in the comparatively period last year. This increase is mainly attributable to an increase in trading commission revenue and $1,191,000 in incremental revenue due to the Winslow and United Advisors acquisitions. Customer trading volumes across the industry increased compared to the prior year period, which we attribute to COVID-19 related market volatility.

Net dealer inventory gains (losses), increased $138,000, or 12%, to $1,330,000 in the current quarter as compared to $1,192,000 recorded in the comparative period last year.

Investment banking fees increased $15,000, or 0%, to $15,242,000 in the current quarter as compared to $15,227,000 recorded in the comparative period last year.

Investment advisory fees increased $5,341,000, or 72%, to $12,730,000 in the current quarter as compared to $7,389,000 recorded in the comparative period last year. This increase is primarily due to the incremental revenue as a result of the Winslow and United Advisors acquisitions as well as an increase in assets under management, due to increased registered representative recruiting, market valuation levels, and the continuing reallocation of some client assets to our investment advisory business.

Interest and dividend income decreased $509,000, or 37%, to $885,000 in the current quarter as compared to $1,394,000 recorded in the comparative period last year. This decrease is attributable to the drop in the Federal funds rate, as interest rates overall are near zero.

Transaction fees and clearing services increased $734,000, or 41%, to $2,509,000 in the current quarter as compared to $1,775,000 recorded in the comparative period last year. This increase is primarily attributable to an increase in customer trading volumes as noted above.

Tax preparation and accounting fees increased $481,000, or 52%, to $1,412,000 in the current quarter as compared to $931,000 recorded in the comparative period last year. This increase is attributable to revenue generated by new business acquisitions.

Other revenue decreased $5,000, or 4%, to $111,000 in the current quarter as compared to $116,000 recorded in the comparative period last year.

Operating Expenses

Total operating expenses increased $15,597,000, or 29% to $69,128,000 in the current quarter as compared to $53,531,000 recorded in the comparative period last year.

	Three Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Commissions, compensation and fees	$56,735,000	$44,121,000	$12,614,000	29%
Clearing fees	2,564,000	1,502,000	1,062,000	71%
Communications	984,000	674,000	310,000	46%
Occupancy	1,302,000	1,168,000	134,000	11%
License and registration	863,000	1,024,000	(161,000)	(16)%
Professional fees	3,145,000	2,194,000	951,000	43%
Interest	20,000	14,000	6,000	43%
Depreciation and amortization	846,000	530,000	316,000	60%
Other administrative expenses	2,669,000	2,304,000	365,000	16%
Total Operating Expenses	$69,128,000	$53,531,000	$15,597,000	29%

Commissions, compensation, and fees increased $12,614,000, or 29%, to $56,735,000 in the current quarter as compared to $44,121,000 recorded in the comparative period last year. Commissions, compensation, and fees include expenses based on commission revenue earned, investment banking and investment advisory revenues, as well as compensation to our non-broker employees. This increase is primarily related to higher commissions revenue and therefore higher variable compensation expense. Commissions is our lowest margin business. Additionally, $3,764,000 in incremental expense is due to the Winslow and United Advisors acquisitions.

Clearing fees increased $1,062,000, or 71%, to $2,564,000 in the current quarter as compared to $1,502,000 recorded in the comparative period last year. This increase is primarily due to higher clearing fees as a result of the increase in trading volume and the incremental expense as a result of the Winslow and United Advisors acquisitions.

Communications expenses increased $310,000, or 46%, to $984,000 in the current quarter as compared to $674,000 recorded in the comparative period last year. This increase is primarily due to the incremental expense as a result of the Winslow and United Advisors acquisitions.

Occupancy expenses increased $134,000, or 11%, to $1,302,000 in the current quarter as compared to $1,168,000 recorded in the comparative period last year. This increase is primarily due to the incremental expense as a result of the Winslow and United Advisors acquisitions offset in part by the sublease income recorded in the current quarter.

License and registration expense decreased by $161,000, or 16%, to $863,000 in the current quarter as compared to $1,024,000 recorded in the comparative period last year. This decrease is primarily due to cost saving measures implemented during the past year.

Professional fees increased by $951,000, or 43% to $3,145,000 in the current quarter as compared to $2,194,000 recorded in the comparative period last year. This increase is primarily related to legal and consulting fees related to the B. Riley proposal.

Interest expense increased by $6,000, to $20,000 in the current quarter as compared to $14,000 recorded in the comparative period last year.

Depreciation and amortization expenses increased $316,000, or 60% to $846,000 in the current quarter as compared to $530,000 recorded in the comparative period last year due to higher amortization expense for new customer list intangibles as a result of new business acquisitions.

Other administrative expenses increased $365,000, or 16%, to $2,669,000 in the current quarter as compared to $2,304,000 recorded in the comparative period last year. This increase is primarily due to higher insurance costs.

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

The following table presents a reconciliation of EBITDA, as adjusted, to net income (loss) attributable to common shareholders as reported in accordance with generally accepted accounting principles, or GAAP:

	Three Months Ended
	December 31,
	2020	2019
Net income (loss) attributable to common shareholders, as reported	$(859,000)	$(1,593,000)
Interest expense	20,000	14,000
Income taxes	(428,000)	(725,000)
Depreciation	251,000	242,000
Amortization	595,000	288,000
EBITDA	(421,000)	(1,774,000)
Non-cash compensation expense	781,000	907,000
Forgivable loan amortization	241,000	163,000
Professional fees associated with the B. Riley proposal	653,000	—
Unrealized loss (gain) on the firm's warrant portfolio	20,000	(143,000)
EBITDA, as adjusted	$1,274,000	$(847,000)

EBITDA, adjusted for non-cash compensation expense, forgivable loan amortization, professional fees associated with the B. Riley proposal and unrealized loss (gain) on the firm’s warrant portfolio, is a key metric we use in evaluating our business. EBITDA and EBITDA, as adjusted, are considered non-GAAP financial measure as defined by Regulation G, promulgated by the SEC.

Liquidity and Capital Resources

			Average balance during
	Ending balance at		first three months of fiscal
	December 31,		year ending September 30,
	2020	2019	2021	2020
Cash	$27,965,000	$21,820,000	$27,646,000	$26,132,000
Receivables from broker-dealers and clearing organizations	5,198,000	1,990,000	4,283,000	2,740,000
Securities owned (excludes warrants)	1,471,000	5,128,000	1,454,000	3,441,000

Accrued commissions and payroll payable, accounts payable and accrued expenses	27,367,000	20,095,000	26,234,000	23,664,000

At December 31, 2020 and 2019 respectively, 32% and 30% of our total assets consisted of cash, securities owned and receivables from clearing brokers and other broker-dealers. The level of cash used in each asset class is subject to fluctuation based on market volatility, revenue production and trading activity in the marketplace.

NSC is subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital. At December 31, 2020, NSC had net capital of $3,875,125 which was $2,875,125 in excess of its required minimum net capital of $1,000,000. NSC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

WEC is also subject to the Net Capital Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Net Capital Rule, shall not exceed 15 to 1. At December 31, 2020, WEC had net capital of $777,629 which was $618,479 in excess of its required minimum net capital of $159,150. WEC's ratio of aggregate indebtedness to net capital was 3.1 to 1. WEC is exempt from the provisions of Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from NSC and WEC are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that NSC and WEC may dividend or advance to us. During the first three months of fiscal 2021 and 2020, NSC and WEC were in compliance with the rules governing dividend payments and other equity withdrawals.

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

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $79,000 and $121,000 during the first three months of fiscal 2021 and 2020, respectively.

Certain of our subsidiaries have received loans from the Small Business Administration’s Payroll Protection Plan program, a significant part of the U.S. government’s pandemic stimulus. We anticipate that our use of proceeds from the PPP loans may result in loans being forgiven. See Note 22 of the notes to the condensed consolidated financial statements for additional information.

Cash Flows - Operating Activities

Net cash provided by (used in) operating activities was $1,422,000 and $(6,326,000) for the three months ended December 31, 2020 and 2019, respectively.

During the three months ended December 31, 2020, net cash provided by operating activities was primarily attributable to:

•

$(859,000) of net loss, which included $2,497,000 in non-cash items, consisting primarily of (i) $781,000 of stock-based compensation expense, (ii) $846,000 of depreciation and amortization expense, and (iii) $951,000 of amortization of right-of-use assets; and

•

Changes in operating assets and liabilities consisting primarily of (i) a $1,831,000 increase in receivables from broker-dealers and clearing organizations (ii) a $753,000 increase in forgivable loans receivable, and (iii) a $474,000 increase in prepaid expenses. These items were partially offset by (i) a $1,287,000 increase in accounts payable, accrued expenses and other liabilities, and (ii) a $1,807,000 decrease in other receivables.

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

Cash Flow - Investing Activities

Net cash used in investing activities was $312,000 and $1,878,000 for the three months ended December 31, 2020 and 2019, respectively. Net cash used in investing activities during the three months ended December 31, 2020 and 2019 was primarily attributable to the acquisition of businesses.

Cash Flow - Financing Activities

Net cash used in financing activities was $472,000 and $417,000 for the three months ended December 31, 2020 and 2019, respectively. Net cash used in financing activities for the three months ended December 31, 2020, was primarily attributable to (i) $85,000 for repurchase of common stock for tax withholding, (ii) $276,000 of contingent considerations payments, and (iii) $60,000 for principal payments under finance obligations. Net cash used in financing activities for the three months ended December 31, 2019, was primarily attributable to (i) $139,000 for repurchase of common stock for tax withholding, (ii) $112,000 of contingent considerations payments, and (iii) $108,000 for principal payments under finance obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

INFLATION

We believe inflation has not had a material effect on our financial condition as of December 31, 2020, and September 30, 2020, or on our results of operations and cash flows for the three months ended December 31, 2020 and 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants or respondents in the normal course of business in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Several such cases have no stated alleged damages. Claim amounts are infrequently indicative of the actual amounts we will be liable for, if any. Further, the Company has a history of collecting amounts awarded in these types of matters from its registered representatives that are still affiliated, as well as from those that are no longer affiliated. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. The Company intends to vigorously defend itself in these actions, and the ultimate outcome of these matters cannot be determined at this time.

On July 3, 2019, a lawsuit was filed against National Securities Corporation, National Asset Management, Inc., the Company, the Company’s current board members and certain former board members, certain officers of the Company, John Does 1–10, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York, captioned Kay Johnson v. National Securities Corporation, et al., Case No. 1:19-cv-06197-LTS. The complaint presents three purported derivative causes of action on behalf of the Company, and five causes of action by the plaintiff directly. As part of the derivative claims, the complaint generally alleges that certain of the individual defendants failed to establish and maintain adequate internal controls to ensure that the Board acted in accordance with its fiduciary duties to prevent and uncover alleged legal and regulatory misconduct and wrongdoing on the part of a National officer. As part of its claims brought directly by the plaintiff, the complaint generally alleges that certain individual and corporate defendants wrongfully terminated the employment of the plaintiff in violation of the Dodd-Frank Act and applicable common law, or conspired to do so. The complaint further alleges that certain corporate defendants violated the Equal Pay Act with regards to the plaintiff’s compensation. The complaint seeks monetary damages in favor of the Company, an order directing the Company’s board members to take actions to enhance the Company’s governance, compensatory and punitive damages in favor of the plaintiff, and attorneys’ fees and costs. On February 2, 2020, the plaintiff filed an amended complaint presenting additional causes of action. The Company has notified its insurer of the lawsuit and believes it has valid defenses to the asserted claims of the complaint. On March 18, 2020, the defendants filed a motion to dismiss the amended complaint. The plaintiff filed an opposition to the defendants’ motion to dismiss on April 15, 2020, and the defendants filed a reply in further support of the motion to dismiss on May 6, 2020. On August 20, 2020, the parties entered into mediation with a private mediator in an attempt to settle the action and, on January 15, 2021, as a result of the mediation, the parties reached an agreement in principle to settle the claims in the action, subject to documentation and execution of a final, confidential settlement agreement between the parties.

Two lawsuits have been filed relating to the Offer and the Merger in federal courts by purported individual shareholders against the Company, certain of its directors and, in one case, B. Riley and Merger Sub. The cases are, in the order by which they were filed:  Raul v. National Holdings Corporation et al., 1:21-cv-01103 (S.D.N.Y. Feb. 8, 2021); and Johnson v. National Holdings Corporation et al., 1:21-cv-00176-UNA (D. Del. Feb. 9, 2021). The complaints generally allege that the Schedule 14D-9 misrepresented and/or omitted certain purportedly material information and assert violations of Sections 14(e), 14(d) and 20(a) of the Securities Exchange Act of 1934, rules thereunder or common law fraud and/or negligent misrepresentation or concealment.  The alleged material misstatements and omissions relate to, among other topics, the Company’s forecasts, the financial analysis of the Company’s financial advisor, the interests of directors and officers in the Offer and the Merger and events giving rise to the Offer and the Merger. The plaintiffs in each of the foregoing actions seek, among other things, an injunction against the consummation of the Offer and the Merger or, in the alternative, rescission damages, as well as an award of costs and expenses (including attorneys’ and experts’ fees). The Company disputes the allegations made in both lawsuit complaints.

The New York Department of Financial Services (the “Department”) is conducting an investigation of National Securities Corporation’s compliance with the Department’s Cybersecurity Requirements for Financial Services Companies (the “Regulations”). The Regulations establish standards for the cybersecurity programs of entities the Department licenses or otherwise regulates, including National Securities. National Securities is cooperating with the Department’s investigation.  Based on preliminary indications from the Department, the Company believes it is probable that the Department will assess a fine against National Securities. However, in light of the uncertainties and variables involved, the Company is unable to estimate either the timing or the amount of the loss associated with this matter. There can be no assurance that this matter will not have a material adverse effect on National Securities or the Company.

Winslow, Evans & Crocker, Inc. (“WEC”) reached a settlement with the SEC over a mutual fund share class initiative. The settlement was reached in February 2021. The stock purchase agreement for the sale of WEC to the Company provides for the sellers to indemnify the Company for payments due related to this matter.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, other than the following:

The announcement and pendency of the transactions contemplated by the Merger Agreement may adversely affect our business, financial condition and results of operations.

Uncertainty about the effect of the transactions contemplated by the Merger Agreement on our clients, registered representatives, investment advisors, employees and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed transactions are completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed transactions:

●	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

●	the diversion of significant management time and resources towards the completion of the proposed transaction;

●	difficulties maintaining relationships with clients, registered representatives, investment advisors, vendors and other business partners;

●	delays or deferments of certain business decisions by our clients, registered representatives, investment advisors, vendors and other business partners;

●

the inability to pursue alternative business opportunities or make appropriate changes to our business because the transaction agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed transaction;

●	litigation relating to the proposed transaction and the costs related thereto; and

●	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed transaction.

Failure to consummate the proposed transaction within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including the prior consummation of the Offer, which is conditioned upon (i) there being validly tendered and not validly withdrawn that number of shares of common stock representing at least a majority of our shares of common stock outstanding at the expiration time of the Offer (other than shares held by B. Riley, any subsidiary, director or executive officer of B. Riley, or certain executive officers of the Company) and (ii) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also provides that the Merger Agreement may be terminated by us or B. Riley under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay B. Riley a termination fee. If we are required to make this payment, doing so would materially adversely affect our business, financial condition and results of operations.

A failed transaction may result in negative publicity and a negative impression of us among our clients, registered representatives, investment advisors or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our clients, registered representatives, investment advisors, vendors and employees, could continue or accelerate in the event of a failed transaction.

In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire our Company at a price of $3.25 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed.

Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

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

NATIONAL HOLDINGS CORPORATION

February 16, 2021	By:	/s/ Michael A. Mullen
Michael A. Mullen
Chief Executive Officer
(Principal Executive Officer)

February 16, 2021	By:	/s/ Glenn C. Worman
Glenn C. Worman
Chief Financial Officer
(Principal Financial Officer)